Form 10-Q
period 2014-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2014-11-14
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From
(Not Applicable)
Commission File Number 001-36636
CITIZENS FINANCIAL GROUP, INC.
(Exact name of the registrant as specified in its charter)

Delaware	05-0412693
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Citizens Plaza, Providence, RI 02903
(Address of principal executive offices, including zip code)

(401) 456-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
[] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer                     [ ]          Accelerated filer      [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [X]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 545,700,563 shares of Registrant's common stock ($.01 par value) outstanding on November 1, 2014.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ATM	Automatic Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCO	Chief Credit Officer
CEO	Chief Executive Officer
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CSA	Credit Support Annex
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act (DFA)	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	The Federal National Mortgage Association
FASB	The Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	The Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	The Government National Mortgage Association
GRG	Global Recovery Group
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
ILP	Incurred Loss Period

IPO	Initial Public Offering
IST	Integrated Stress Testing
IT	Information Technology
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOB	Line of Business
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OIS	Overnight Index Swap
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp. M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland plc
RBS CBFM	The Royal Bank of Scotland plc Corporate Banking and Financial Markets
RBS Group	The Royal Bank of Scotland Group plc and its subsidiaries
RBSG	The Royal Bank of Scotland Group plc
ROTCE	Return on Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SVaR	Stress Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$993	$1,406
Interest-bearing cash and due from banks	1,896	1,351
Interest-bearing deposits in banks	292	233
Securities available for sale, at fair value	18,666	15,995
Securities held to maturity (fair value of $5,278 and $4,257, respectively)	5,289	4,315
Other investment securities	893	935
Loans held for sale, at fair value	205	176
Other loans held for sale	3	1,078
Loans and leases	90,749	85,859
Less: Allowance for loan and lease losses	1,201	1,221
Net loans and leases	89,548	84,638
Derivative assets	547	650
Premises and equipment, net	541	592
Bank-owned life insurance	1,370	1,339
Goodwill	6,876	6,876
Due from broker	2,067	446
Other branch assets held for sale	—	46
Other assets (related party balances of $8 and $63, respectively)	2,155	2,078
TOTAL ASSETS	$131,341	$122,154
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$25,877	$24,931
Interest-bearing (related party balances of $5 and $5, respectively)	67,586	61,972
Total deposits	93,463	86,903
Deposits held for sale	—	5,277
Federal funds purchased and securities sold under agreements to repurchase	5,184	4,791
Other short-term borrowed funds	6,715	2,251
Derivative liabilities (related party balances of $485 and $835, respectively)	638	939
Deferred taxes, net	354	199
Long-term borrowed funds (related party balances of $1,666 and $1,000, respectively)	2,062	1,405
Due to broker	2,087	—
Other liabilities (related party balances of $42 and $27, respectively)	1,455	1,193
TOTAL LIABILITIES	$111,958	$102,958
Contingencies (refer to Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock:
$25.00 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2014 and $1.00 par value, 30,000 shares authorized, no shares outstanding at December 31, 2013	$—	$—
Common stock:
$.01 par value, 1,000,000,000 shares authorized, 559,998,324 shares issued and outstanding at September 30, 2014 and December 31, 2013	6	6
Additional paid-in capital	18,660	18,603
Retained earnings	1,152	1,235
Accumulated other comprehensive loss	(435)	(648)
TOTAL STOCKHOLDERS' EQUITY	$19,383	$19,196
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,341	$122,154
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases (related party balances of $18, $17, $54 and $38, respectively)	$754	$748	$2,235	$2,258
Interest and fees on loans held for sale	2	3	4	10
Interest and fees on other loans held for sale	—	—	22	—
Investment securities	155	120	458	348
Interest-bearing deposits in banks	2	2	4	9
Total interest income	913	873	2,723	2,625
INTEREST EXPENSE:
Deposits (related party balances of $0, $12, $0 and $15, respectively)	41	58	108	176
Deposits held for sale	—	—	4	—
Federal funds purchased and securities sold under agreement to repurchase (related party balances of $3, $33, $16 and $143, respectively)	9	35	25	150
Other short-term borrowed funds (related party balances of $16, $3, $60 and $3, respectively)	21	2	70	4
Long-term borrowed funds (related party balances of $17, $4, $42 and $6, respectively)	22	8	55	16
Total interest expense	93	103	262	346
Net interest income	820	770	2,461	2,279
Provision for credit losses	77	145	247	347
Net interest income after provision for credit losses	743	625	2,214	1,932
NONINTEREST INCOME:
Service charges and fees (related party balances of $1, $4, $4 and $13, respectively)	144	163	430	488
Card fees	58	63	175	176
Trust and investment services fees	39	39	120	109
Foreign exchange and trade finance fees (related party balances of $59, ($33), $52 and ($20), respectively)	26	25	70	73
Capital markets fees (related party balances of $4, $4, $9 and $9, respectively)	22	11	66	35
Mortgage banking fees	21	20	55	133
Bank-owned life insurance income	13	12	36	37
Securities gains, net	2	25	27	119
Other-than-temporary impairment:
Total other-than-temporary impairment losses	(3)	(1)	(42)	(61)
Portions of loss recognized in other comprehensive income (before taxes)	2	(2)	35	54
Net impairment losses recognized in earnings	(1)	(3)	(7)	(7)
Other income (related party balances of $5, ($44), ($130) and $132, respectively)	17	28	367	90
Total noninterest income	341	383	1,339	1,253
NONINTEREST EXPENSE:
Salaries and employee benefits	409	403	1,281	1,261
Outside services	106	87	314	259
Occupancy (related party balances of $0, $1, $0 and $3, respectively)	77	80	245	244
Equipment expense	58	69	187	207
Amortization of software	38	26	102	71
Goodwill impairment	—	—	—	4,435
Other operating expense	122	123	439	384
Total noninterest expense	810	788	2,568	6,861
Income (loss) before income tax expense (benefit)	274	220	985	(3,676)
Income tax expense (benefit)	85	76	317	(98)
NET INCOME (LOSS)	$189	$144	$668	($3,578)
Weighted-average number of shares outstanding:
Basic	559,998,324	559,998,324	559,998,324	559,998,324
Diluted	560,243,747	559,998,324	560,081,031	559,998,324
Per common share information:
Basic earnings (loss)	$0.34	$0.26	$1.19	($6.39)
Diluted earnings (loss)	0.34	0.26	1.19	(6.39)
Dividends declared and paid to parent	0.68	0.68	1.34	1.45
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$189	$144	$668	($3,578)
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $10, $1, $80 and ($70), respectively	17	1	137	(121)
Reclassification adjustment for net derivative losses included in net income, net of income taxes of $2, $11, $9 and $45, respectively	3	19	16	79
Net unrealized securities gains (losses) arising during the periods, net of income taxes of ($36), $19, $73 and ($107), respectively	(61)	35	127	(184)
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $0, $0, ($12) and ($21), respectively	(1)	—	(22)	(35)
Reclassification of net securities gains to net income, net of income taxes of $0, ($7), ($7) and ($41), respectively	(1)	(15)	(13)	(71)
Defined benefit pension plans:
Actuarial loss, net of taxes of ($35), $0, ($35) and $0, respectively	(59)	—	(59)	—
Net prior service credit, net of income taxes of $3, $0, $3 and $0, respectively	4	—	4	—
Amortization of actuarial loss, net of taxes of $1, $1, $2 and $4, respectively	2	2	4	5
Divestitures effective 9/1/14, net of taxes of $13, $0, $13 and $0, respectively	19	—	19	—
Total other comprehensive income (loss), net of income taxes	(77)	42	213	(327)
Total comprehensive income (loss)	$112	$186	$881	($3,905)
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in millions)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$—	$6	$18,589	$5,846	($312)	$24,129
Dividend to parent	—	—	—	(145)	—	(145)
Dividends to parent — exchange transactions	—	—	—	(666)	—	(666)
Total comprehensive loss:
Net loss	—	—	—	(3,578)	—	(3,578)
Other comprehensive loss	—	—	—	—	(327)	(327)
Total comprehensive loss	—	—	—	(3,578)	(327)	(3,905)
Balance at September 30, 2013	$—	$6	$18,589	$1,457	($639)	$19,413

Balance at December 31, 2013	$—	$6	$18,603	$1,235	($648)	$19,196
Dividend to parent	—	—	—	(85)	—	(85)
Dividends to parent — exchange transactions	—	—	—	(666)	—	(666)
Share-based compensation plans	—	—	57	—	—	57
Total comprehensive income:
Net income	—	—	—	668	—	668
Other comprehensive income	—	—	—	—	213	213
Total comprehensive income	—	—	—	668	213	881
Balance at September 30, 2014	$—	$6	$18,660	$1,152	($435)	$19,383
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$668	($3,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	247	347
Originations of mortgage loans held for sale	(1,131)	(3,310)
Proceeds from sales of mortgage loans held for sale	1,089	3,649
Amortization of terminated cash flow hedges (related party balances of $13 and $53, respectively)	36	57
Depreciation, amortization and accretion	313	304
Recovery of mortgage servicing rights	(8)	(42)
Securities impairment	7	7
Goodwill impairment	—	4,435
Deferred income taxes	31	(110)
Share-based compensation	29	24
Loss on disposal/impairment of premises and equipment	18	15
Loss on sale of other branch assets held for sale	9	—
Gain on sales of:
Securities available for sale	(27)	(119)
Other loans held for sale	(11)	—
Deposits held for sale	(286)	—
(Increase) decrease in other assets (related party balances of $53 and $1, respectively)	(2,040)	530
Increase (decrease) in other liabilities (related party balances of ($151) and $23, respectively)	2,256	(573)
Net cash provided by operating activities	1,200	1,636
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(5,642)	(8,830)
Proceeds from maturities and paydowns of securities available for sale	2,238	3,931
Proceeds from sales of securities available for sale	1,265	3,014
Purchases of other investment securities	(72)	(1)
Proceeds from sales of other investment securities	114	101
Purchases of securities held to maturity	(1,174)	—
Proceeds from maturities and paydowns of securities held to maturity	216	—
Net (increase) decrease in interest-bearing deposits in banks	(59)	990
Net (increase) decrease in loans and leases	(4,120)	1,289
Net increase in bank-owned life insurance	(31)	(29)
Premises and equipment:
Purchases	(48)	(118)
Proceeds from sales	29	—
Capitalization of software	(116)	(129)
Net cash (used in) provided by investing activities	(7,400)	218
FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,569	(1,218)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	393	(742)
Net increase in other short-term borrowed funds	4,462	64
Proceeds from issuance of long-term borrowed funds (related party balances of $666 and $666, respectively)	666	666
Repayments of long-term borrowed funds (related party balances of $0 and $280, respectively)	(7)	(294)
Dividends declared and paid to parent	(751)	(811)
Net cash provided by (used in) financing activities	6,332	(2,335)
Increase (decrease) in cash and cash equivalents	132	(481)
Cash and cash equivalents at beginning of period	2,757	3,063
Cash and cash equivalents at end of period	$2,889	$2,582
Supplemental disclosures:
Interest paid	$248	$354
Income taxes paid	201	19
Non-cash items:
Due from broker for securities sold but not settled	$1,621	$4
Due to broker for securities purchased but not settled	(2,110)	(2)
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation

The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc. (formerly RBS Citizens Financial Group, Inc., prior to April 16, 2014), have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company's Registration Statement on Form S-1/A, declared effective by the United States Securities and Exchange Commission on September 23, 2014 (the "Registration Statement"). The Company is a majority-owned subsidiary of The Royal Bank of Scotland Group plc. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, N.A. (formerly RBS Citizens, N.A., prior to April 16, 2014) and Citizens Bank of Pennsylvania.

The unaudited interim Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

On August 22, 2014, the Company's Board of Directors declared a 165,582-for-1 stock split. Except for the amount of authorized shares and par value, all references to share and per share amounts in the unaudited interim Consolidated Financial Statements and accompanying Notes have been retroactively adjusted to reflect the stock split.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The amendment is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This update amends the guidance in Accounting Standards Codification 310 and requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2014 and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This update amends the guidance in Accounting Standards Codification 820 and clarifies that a reporting entity that consolidates a collateralized financing entity within the scope of this update may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this update or Topic 820 on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this update, the amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015 and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This update amends the guidance on stock compensation and clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Accordingly, an entity should not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which a transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which makes limited amendments to the guidance on accounting for certain repurchase agreements. This update requires entities to account for repurchase-to maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements); eliminates accounting guidance on linked repurchase financing transactions; and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. This update also amends the existing guidance to clarify that repos and securities lending transactions that do not meet all of the de-recognition criteria in the existing guidance should be accounted for as secured borrowings. This amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2014, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue From Contracts With Customers.” This amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The new guidance applies to all contracts with customers except those that are within the scope of other topics in GAAP. This amendment is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This amendment modifies the requirements for reporting a discontinued operation. The amended definition of “discontinued operations” includes only disposals, held-for-sale classifications of components, or groups of components of an entity that represent “strategic shift” that either has or will have a major effect on the entity’s operations and financial results, such as geographic area, line of business, equity method investment or other parts of an entity. This amendment also provides disclosure guidance for situations where an entity has continuing involvement with a discontinued operation or retains an equity method investment in a component after disposal. This amendment is effective for all disposals or classifications as held for sale (including businesses or nonprofit activities that, on acquisition, are classified as held for sale) that occur in annual periods, and in interim periods within those annual periods, beginning after December 15, 2014, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In January 2014, the FASB issued Accounting Standards Update No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In January 2014, the FASB issued Accounting Standards Update No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” This amendment permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Qualified affordable housing project investments that are not accounted for using the proportional amortization method must be accounted for as an equity method or cost method investment. This amendment is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	September 30, 2014				December 31, 2013
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$15	$—	$—	$15	$15	$—	$—	$15
State and political subdivisions	10	—	—	10	11	—	(1)	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,759	207	(68)	17,898	14,970	151	(128)	14,993
Other/non-agency	747	6	(35)	718	992	5	(45)	952
Total mortgage-backed securities	18,506	213	(103)	18,616	15,962	156	(173)	15,945
Total debt securities available for sale	18,531	213	(103)	18,641	15,988	156	(174)	15,970
Marketable equity securities	10	3	—	13	10	3	—	13
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	22	3	—	25	22	3	—	25
Total securities available for sale	$18,553	$216	($103)	$18,666	$16,010	$159	($174)	$15,995
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,833	$9	($46)	$3,796	$2,940	$—	($33)	$2,907
Other/non-agency	1,456	26	—	1,482	1,375	—	(25)	1,350
Total securities held to maturity	$5,289	$35	($46)	$5,278	$4,315	$—	($58)	$4,257
Other Investment Securities
Federal Reserve Bank stock	$470	$—	$—	$470	$462	$—	$—	$462
Federal Home Loan Bank stock	417	—	—	417	468	—	—	468
Venture capital and other investments	6	—	—	6	5	—	—	5
Total other investment securities	$893	$—	$—	$893	$935	$—	$—	$935

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	September 30, 2014
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
State and political subdivisions	—	—	—	1	10	—	1	10	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	121	7,178	(63)	45	1,213	(51)	166	8,391	(114)
Other/non-agency	5	112	(1)	17	414	(34)	22	526	(35)
Total mortgage-backed securities	126	7,290	(64)	62	1,627	(85)	188	8,917	(149)
Total	126	$7,290	($64)	63	$1,637	($85)	189	$8,927	($149)

	December 31, 2013
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$10	($1)	—	$—	$—	1	$10	($1)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	263	12,067	(158)	7	20	(2)	270	12,087	(160)
Other/non-agency	22	1,452	(34)	19	490	(37)	41	1,942	(71)
Total mortgage-backed securities	285	13,519	(192)	26	510	(39)	311	14,029	(231)
Total	286	$13,529	($193)	26	$510	($39)	312	$14,039	($232)

For each debt security identified with an unrealized loss, the Company reviews the expected cash flows to determine if the impairment in value is temporary or other-than-temporary. If the Company has determined that the present value of the debt security’s expected cash flows is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of impairment loss that is recognized in current period earnings is dependent on the Company’s intent to sell (or not sell) the debt security.
If the Company intends to sell the impaired debt security, the impairment loss recognized in current period earnings equals the difference between the debt security’s fair value and its amortized cost. If the Company does not intend to sell the impaired debt security, and it is not likely that the Company will be required to sell the impaired security, the credit-related impairment loss is recognized in current period earnings and equals the difference between the amortized cost of the debt security and the present value of the expected cash flows that have currently been projected.
In addition to these cash flow projections, several other characteristics of each debt security are reviewed when determining whether a credit loss exists and the period over which the debt security is expected to recover. These characteristics include: (1) the type of investment, (2) various market factors affecting the fair value of the security (e.g., interest rates, spread levels, liquidity in the sector, etc.), (3) the length and severity of impairment, and (4) the public credit rating of the instrument.
The Company estimates the portion of loss attributable to credit using a cash flow model. The inputs to this model include prepayment, default and loss severity assumptions that are based on industry research and observed data. The loss projections generated by the model are reviewed on a quarterly basis by a cross-functional governance committee. This governance committee determines whether security impairments are other-than-temporary based on this review.
The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Cumulative balance at beginning of period	$60	$56	$56	$55
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	3	7	7
Reductions due to increases in cash flow expectations on impaired securities	(1)	(3)	(3)	(6)
Cumulative balance at end of period	$60	$56	$60	$56

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2014 and 2013 were $60 million and $56 million, respectively. There were no credit losses recognized in earnings for the Company's HTM portfolio as of September 30, 2014 and 2013. In the three months ended September 30, 2014 and 2013, the Company recognized credit related other-than-temporary impairment losses in earnings of $1 million and $3 million, respectively, related to non-agency MBS in the AFS portfolio. For the nine months ended September 30, 2014 and 2013, $7 million of credit related other-than-temporary impairment losses was recognized in earnings. No impaired debt securities were sold during the three or nine month periods ended September 30, 2014 and 2013. Reductions in credit losses due to increases in cash flow expectations were $1 million and $3 million in the three months ended September 30, 2014 and 2013, and were $3 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively, and were presented in investment securities interest income on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. As of September 30, 2014 and 2013, $35 million and $54 million, respectively, of pre-tax non-credit related losses were deferred in OCI.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Additionally, any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	10	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	56	2,438	15,261	17,759
Other/non-agency	—	61	62	624	747
Total debt securities available for sale	19	117	2,500	15,895	18,531
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,833	3,833
Other/non-agency	—	—	—	1,456	1,456
Total debt securities held to maturity	—	—	—	5,289	5,289
Total amortized cost of debt securities	$19	$117	$2,500	$21,184	$23,820

Fair Value:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	10	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	60	2,441	15,393	17,898
Other/non-agency	—	61	64	593	718
Total debt securities available for sale	19	121	2,505	15,996	18,641
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,796	3,796
Other/non-agency	—	—	—	1,482	1,482
Total debt securities held to maturity	—	—	—	5,278	5,278
Total fair value of debt securities	$19	$121	$2,505	$21,274	$23,919

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Taxable	$155	$120	$458	$348
Non-taxable	—	—	—	—
Total interest income from investment securities	$155	$120	$458	$348
The Company recognized gains on sale of debt securities in earnings of $2 million and $25 million for the three months ended September 30, 2014 and 2013, respectively, and $27 million and $119 million for the nine months ended September 30, 2014 and 2013, respectively.
The amortized cost and fair value of securities pledged are shown below:

	September 30, 2014		December 31, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$5,129	$5,165	$5,016	$4,998
Pledged against FHLB borrowed funds	1,390	1,416	1	1
Pledged against derivatives to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,463	3,514	2,818	2,853

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of the same (or "substantially the same") security back to the original party. The Company’s repurchase agreements are typically short-term transactions (e.g., overnight), but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s financial statements. When permitted by GAAP, the Company offsets the short-term receivables associated with its reverse repurchase agreements with the short-term payables associated with its repurchase agreements.

The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	September 30, 2014			December 31, 2013
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$—	$—	$—	$—	$—	$—
Securities sold under agreements to repurchase	(4,100)	—	(4,100)	(3,000)	—	(3,000)

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. See Note 11 "Derivatives" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further information.

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	September 30, 2014	December 31, 2013
Commercial	$30,356	$28,667
Commercial real estate	7,239	6,948
Leases	3,875	3,780
Total commercial	41,470	39,395
Residential, including originated home equity products	30,458	29,694
Home equity products serviced by others	1,870	2,171
Other secured retail	13,206	10,700
Unsecured retail	3,745	3,899
Total retail	49,279	46,464
Total loans and leases (1) (2)	$90,749	$85,859

(1) Excluded from the table above are loans held for sale totaling $208 million as of September 30, 2014 and $1.3 billion as of December 31, 2013. The December 31, 2013 loans held for sale balance primarily related to the Company's sale of certain assets and liabilities associated with its Chicago-area retail branches. For further discussion, see Note 13 "Divestitures and Branch Assets and Liabilities Held for Sale" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information.

(2)  Mortgage loans serviced for others by the Company's subsidiaries are not included above, and amounted to $18.1 billion and $18.7 billion at September 30, 2014 and December 31, 2013, respectively.

Loans held for sale totaled $205 million and $176 million at September 30, 2014 and December 31, 2013, respectively, and consisted of residential mortgages originated for sale. Other loans held for sale totaled $3 million and $1.1 billion at September 30, 2014 and December 31, 2013, respectively. The other loans held for sale balance at December 31, 2013 primarily related to the Company's sale of certain assets and liabilities associated with its Chicago-area retail branches (the "Chicago Divestiture"). See Note 13 "Divestitures and Branch Assets and Liabilities Held for Sale" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further details.
Loans pledged as collateral for FHLB borrowed funds totaled $19.5 billion and $19.0 billion at September 30, 2014 and December 31, 2013, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $13.4 billion and $13.9 billion at September 30, 2014 and December 31, 2013, respectively.
During the nine months ended September 30, 2014, the Company purchased a portfolio of residential loans with an outstanding principal balance of $1.5 billion, a portfolio of auto loans with an outstanding principal balance of $1.3 billion and a portfolio of student loans with an outstanding principal balance of $59 million. In addition to the $1.0 billion loans sold as part of the Chicago Divestiture, the Company sold portfolios of residential mortgage loans with outstanding principal balances of $126 million and student loans of $357 million as well as commercial loans with an outstanding principal balance of $165 million during the nine months ended September 30, 2014. The Company had no loan portfolio purchase or sale transactions during the nine months ended September 30, 2013.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ALLL is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” of the Company’s audited Consolidated Financial Statements, for a detailed discussion of ALLL methodologies and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. Changes in these factors since September 30, 2013, led to an increase in the allowance for credit losses as of September 30, 2014. ALLL decreased over the same period reflecting asset quality improvements and lower charge-offs.

            During 2013, the Company modified the way that it establishes the ALLL. The ALLL is reviewed separately for commercial and retail loan portfolios, and the ALLL for each includes an adjustment for qualitative reserves that includes certain risks, factors and events that might not be measured in the statistical analysis. As a result of this change, the unallocated reserve was absorbed into the separately measured commercial and retail qualitative reserves.
            There were no other material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.

The following is a summary of changes in the allowance for credit losses:

	Nine Months Ended September 30, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2014	$498	$723	$1,221
Charge-offs	(30)	(344)	(374)
Recoveries	47	84	131
Net recoveries (charge-offs)	17	(260)	(243)
Provision charged to income	27	196	223
Allowance for loan and lease losses as of September 30, 2014	542	659	1,201
Reserve for unfunded lending commitments as of January 1, 2014	39	—	39
Provision for unfunded lending commitments	24	—	24
Reserve for unfunded lending commitments as of September 30, 2014	63	—	63
Total allowance for credit losses as of September 30, 2014	$605	$659	$1,264

	Nine Months Ended September 30, 2013
(in millions)	Commercial	Retail	Unallocated	Total
Allowance for loan and lease losses as of January 1, 2013	$509	$657	$89	$1,255
Charge-offs	(72)	(470)	—	(542)
Recoveries	69	87	—	156
Net charge-offs	(3)	(383)	—	(386)
Provision charged to income	(51)	329	72	350
Allowance for loan and lease losses as of September 30, 2013	455	603	161	1,219
Reserve for unfunded lending commitments as of January 1, 2013	40	—	—	40
Provision for unfunded lending commitments	(3)	—	—	(3)
Reserve for unfunded lending commitments as of September 30, 2013	37	—	—	37
Total allowance for credit losses as of September 30, 2013	$492	$603	$161	$1,256

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	September 30, 2014			December 31, 2013
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$191	$1,214	$1,405	$239	$1,200	$1,439
Formula-based evaluation	41,279	48,065	89,344	39,156	45,264	84,420
Total	$41,470	$49,279	$90,749	$39,395	$46,464	$85,859

The following is a summary of the allowance for credit losses by evaluation method:

	September 30, 2014			December 31, 2013
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$14	$116	$130	$23	$108	$131
Formula-based evaluation	591	543	1,134	514	615	1,129
Allowance for credit losses	$605	$659	$1,264	$537	$723	$1,260

For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness that indicates an increased probability of future loss. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	September 30, 2014
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$28,857	$861	$517	$121	$30,356
Commercial real estate	6,869	207	97	66	7,239
Leases	3,814	15	46	—	3,875
Total	$39,540	$1,083	$660	$187	$41,470

	December 31, 2013
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$27,433	$588	$541	$105	$28,667
Commercial real estate	6,366	339	116	127	6,948
Leases	3,679	40	61	—	3,780
Total	$37,478	$967	$718	$232	$39,395

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	September 30, 2014
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential, including originated home equity products	$28,852	$811	$227	$568	$30,458
Home equity products serviced by others	1,638	138	42	52	1,870
Other secured retail	12,438	673	79	16	13,206
Unsecured retail	3,548	118	49	30	3,745
Total	$46,476	$1,740	$397	$666	$49,279

	December 31, 2013
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential, including originated home equity products	$27,912	$861	$259	$662	$29,694
Home equity products serviced by others	1,901	167	43	60	2,171
Other secured retail	10,068	550	66	16	10,700
Unsecured retail	3,593	185	67	54	3,899
Total	$43,474	$1,763	$435	$792	$46,464

Nonperforming Assets
A summary of nonperforming loans and leases by class is as follows:

	September 30, 2014			December 31, 2013
(in millions)	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases
Commercial	$93	$—	$93	$96	$—	$96
Commercial real estate	82	1	83	169	—	169
Leases	—	—	—	—	—	—
Total commercial	175	1	176	265	—	265
Residential, including originated home equity products	770	—	770	981	—	981
Home equity products serviced by others	81	—	81	89	—	89
Other secured retail	22	—	22	26	—	26
Unsecured retail	23	7	30	22	33	55
Total retail	896	7	903	1,118	33	1,151
Total	$1,071	$8	$1,079	$1,383	$33	$1,416

A summary of other nonperforming assets is as follows:

(in millions)	September 30, 2014	December 31, 2013
Nonperforming assets, net of valuation allowance:
Commercial	$3	$10
Retail	39	40
Nonperforming assets, net of valuation allowance	$42	$50

Nonperforming assets consists primarily of other real estate owned and is presented in other assets on the Consolidated Balance Sheets.

A summary of key performance indicators is as follows:

	September 30, 2014	December 31, 2013
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.19%	0.31%
Nonperforming retail loans as a percentage of total loans and leases	1.00	1.34
Total nonperforming loans and leases as a percentage of total loans and leases	1.19	1.65

Nonperforming commercial assets as a percentage of total assets	0.13	0.23
Nonperforming retail assets as a percentage of total assets	0.72	0.97
Total nonperforming assets as a percentage of total assets	0.85%	1.20%

The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	September 30, 2014			December 31, 2013
(in millions)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$30	$93	$123	$61	$96	$157
Commercial real estate	42	83	125	34	169	203
Leases	2	—	2	24	—	24
Total commercial	74	176	250	119	265	384
Residential, including originated home equity products	227	568	795	259	662	921
Home equity products serviced by others	42	52	94	43	60	103
Other secured retail	79	16	95	66	16	82
Unsecured retail	49	30	79	67	54	121
Total retail	397	666	1,063	435	792	1,227
Total	$471	$842	$1,313	$554	$1,057	$1,611

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs. The following is a summary of impaired loan information by class:

	September 30, 2014
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$116	$14	$53	$195	$169
Commercial real estate	—	—	34	72	34
Total commercial	116	14	87	267	203
Residential, including originated home equity products	361	57	518	1,131	879
Home equity products serviced by others	83	14	23	120	106
Other secured retail	21	4	10	39	31
Unsecured retail	198	41	—	198	198
Total retail	663	116	551	1,488	1,214
Total	$779	$130	$638	$1,755	$1,417

	December 31, 2013
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$86	$15	$33	$214	$119
Commercial real estate	76	8	44	221	120
Total commercial	162	23	77	435	239
Residential, including originated home equity products	355	59	497	1,081	852
Home equity products serviced by others	91	11	21	125	112
Other secured retail	23	3	12	43	35
Unsecured retail	201	35	—	201	201
Total retail	670	108	530	1,450	1,200
Total	$832	$131	$607	$1,885	$1,439

Additional information on impaired loans is as follows:

	For the Three Months Ended September 30,
	2014		2013
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$138	$1	$154
Commercial real estate	—	62	—	154
Total commercial	2	200	1	308
Residential, including originated home equity products	6	865	6	762
Home equity products serviced by others	1	106	1	118
Other secured retail	1	30	(4)	36
Unsecured retail	3	195	6	197
Total retail	11	1,196	9	1,113
Total	$13	$1,396	$10	$1,421

	For the Nine Months Ended September 30,
	2014		2013
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$141	$2	$169
Commercial real estate	1	70	1	172
Total commercial	3	211	3	341
Residential, including originated home equity products	19	835	9	727
Home equity products serviced by others	4	105	4	119
Other secured retail	1	29	—	35
Unsecured retail	8	188	8	185
Total retail	32	1,157	21	1,066
Total	$35	$1,368	$24	$1,407

Troubled Debt Restructurings
A loan modification is identified as a TDR when the Company or a bankruptcy court grants the borrower a concession the Company would not otherwise make in response to the borrower’s financial difficulties. TDRs typically result from the Company's loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company's loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower's financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, principal forbearance, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
Because TDRs are impaired loans, the Company measures impairment by comparing the present value of expected future cash flows, or, when appropriate, to the fair value of collateral, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral value is recognized by creating a valuation allowance or increasing an existing valuation allowance. Any portion of the loan’s recorded investment the Company does not expect to collect as a result of the modification is charged off at the time of modification.
Commercial TDRs were $140 million and $167 million on September 30, 2014 and December 31, 2013, respectively. Retail TDRs totaled $1.2 billion on September 30, 2014 and December 31, 2013. Commitments to lend additional funds to debtors owing receivables which were TDRs were $48 million and $52 million on September 30, 2014 and December 31, 2013, respectively.
The following table summarizes how loans were modified during the three months ended September 30, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2014, and were paid off in full, charged off, or sold prior to September 30, 2014.

	Primary Modification Types
	Interest Rate Reduction(1)			Maturity Extension(2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$—	$—	10	$2	$2
Commercial real estate	1	—	—	3	1	1
Total commercial	6	—	—	13	3	3
Residential, including originated home equity products	57	6	7	87	6	6
Home equity products serviced by others	8	—	—	—	—	—
Other secured retail	7	—	—	4	—	—
Unsecured retail	513	3	3	—	—	—
Total retail	585	9	10	91	6	6
Total	591	$9	$10	104	$9	$9

	Primary Modification Types
	Other(3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	3	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	3	—	—	—	—
Residential, including originated home equity products	466	34	32	(1)	2
Home equity products serviced by others	35	2	2	(1)	—
Other secured retail	262	5	3	—	2
Unsecured retail	346	6	6	1	—
Total retail	1,109	47	43	(1)	4
Total	1,112	$47	$43	($1)	$4
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.

(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).

(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forbearance, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

The following table summarizes how loans were modified during the three months ended September 30, 2013, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2013, and were paid off in full, charged off, or sold prior to September 30, 2013.

	Primary Modification Types
	Interest Rate Reduction(1)			Maturity Extension(2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	29	$1	$1	22	$1	$1
Commercial real estate	6	4	4	—	—	—
Total commercial	35	5	5	22	1	1
Residential, including originated home equity products	102	11	12	11	1	1
Home equity products serviced by others	4	1	1	—	—	—
Other secured retail	29	—	—	—	—	—
Unsecured retail	712	4	4	—	—	—
Total retail	847	16	17	11	1	1
Total	882	$21	$22	33	$2	$2

	Primary Modification Types
	Other(3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	3	$1	$1	$1	$—
Commercial real estate	1	—	—	(2)	—
Total commercial	4	1	1	(1)	—
Residential, including originated home equity products	598	44	42	1	1
Home equity products serviced by others	105	5	4	1	1
Other secured retail	370	5	3	—	2
Unsecured retail	541	10	10	—	—
Total retail	1,614	64	59	2	4
Total	1,618	$65	$60	$1	$4

(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.

(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).

(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forbearance, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

The following table summarizes how loans were modified during the nine months ended September 30, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2014, and were paid off in full, charged off, or sold prior to September 30, 2014.

	Primary Modification Types
	Interest Rate Reduction(1)			Maturity Extension(2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	20	$7	$7	38	$4	$4
Commercial real estate	3	—	—	5	1	1
Total commercial	23	7	7	43	5	5
Residential, including originated home equity products	193	20	21	353	24	22
Home equity products serviced by others	29	1	1	1	—	—
Other secured retail	65	1	1	11	—	—
Unsecured retail	1,698	9	9	—	—	—
Total retail	1,985	31	32	365	24	22
Total	2,008	$38	$39	408	$29	$27

	Primary Modification Types
	Other(3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	5	$—	$—	($8)	$—
Commercial real estate	—	—	—	—	—
Total commercial	5	—	—	(8)	—
Residential, including originated home equity products	1,387	107	101	(4)	7
Home equity products serviced by others	144	6	6	(1)	—
Other secured retail	708	12	8	—	4
Unsecured retail	1,199	22	22	2	—
Total retail	3,438	147	137	(3)	11
Total	3,443	$147	$137	($11)	$11

(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.

(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).

(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forbearance, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

The following table summarizes how loans were modified during the nine months ended September 30, 2013, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2013, and were paid off in full, charged off, or sold prior to September 30, 2013.

	Primary Modification Types
	Interest Rate Reduction(1)			Maturity Extension(2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	100	$5	$5	106	$5	$5
Commercial real estate	10	7	7	1	—	—
Total commercial	110	12	12	107	5	5
Residential, including originated home equity products	340	38	41	91	8	8
Home equity products serviced by others	23	2	2	1	—	—
Other secured retail	224	2	2	2	—	—
Unsecured retail	2,054	11	11	—	—	—
Total retail	2,641	53	56	94	8	8
Total	2,751	$65	$68	201	$13	$13

	Primary Modification Types
	Other(3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	6	$1	$1	$1	$—
Commercial real estate	1	—	—	(3)	—
Total commercial	7	1	1	(2)	—
Residential, including originated home equity products	1,648	129	122	6	7
Home equity products serviced by others	250	12	9	1	3
Other secured retail	1,217	13	10	—	3
Unsecured retail	2,077	38	38	(1)	—
Total retail	5,192	192	179	6	13
Total	5,199	$193	$180	$4	$13

(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.

(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).

(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forbearance, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

The table below summarizes TDRs that defaulted during the three months ended September 30, 2014 and 2013 within 12 months of their modification date.

	September 30, 2014		September 30, 2013
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	5	$4	7	$1
Commercial real estate	1	—	—	—
Total commercial	6	4	7	1
Residential, including originated home equity products	247	22	289	19
Home equity products serviced by others	23	—	51	—
Other secured retail	32	—	84	1
Unsecured retail	224	3	414	6
Total retail	526	25	838	26
Total	532	$29	845	$27
The table below summarizes TDRs that defaulted during the nine months ended September 30, 2014 and 2013 within 12 months of their modification date.

	September 30, 2014		September 30, 2013
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	22	$7	8	$1
Commercial real estate	2	1	1	—
Total commercial	24	8	9	1
Residential, including originated home equity products	676	55	1,413	104
Home equity products serviced by others	69	1	201	4
Other secured retail	99	1	214	2
Unsecured retail	728	8	1,006	14
Total retail	1,572	65	2,834	124
Total	1,596	$73	2,843	$125

 For purposes of the tables above, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan's recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2014 and 2013. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.
Concentrations of Credit Risk
Most of the Company's business activity is with customers located in the New England, Mid-Atlantic and Mid-West regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2014 and December 31, 2013, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations in particular industries within the commercial loan portfolio. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company's policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
Certain loan products, including residential mortgages, home equity loans and lines of credit, and credit cards, have contractual features that may increase credit exposure to the Company in the event of an increase in interest rates or a decline in housing values. These products include loans that exceed 90% of the value of the underlying collateral (high LTV loans), interest-only and negative amortization residential mortgages, and loans with low introductory rates. Certain loans have more than one of these characteristics.

The following table presents balances of loans with these characteristics:

	September 30, 2014
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$847	$2,183	$1,291	$—	$4,321
Interest only/negative amortization	863	—	—	—	863
Low introductory rate	—	—	—	100	100
Multiple characteristics and other	56	—	—	—	56
Total	$1,766	$2,183	$1,291	$100	$5,340

	December 31, 2013
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$1,054	$2,798	$1,581	$—	$5,433
Interest only/negative amortization	882	—	—	—	882
Low introductory rate	—	—	—	119	119
Multiple characteristics and other	96	—	—	—	96
Total	$2,032	$2,798	$1,581	$119	$6,530

NOTE 5 - GOODWILL

Goodwill represents the excess of fair value of assets purchased over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. The changes in the carrying value of goodwill for the nine months ended September 30, 2014 and 2013 were:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2012	$6,393	$4,918	$11,311
Impairment losses based on results of interim impairment testing	(4,435)	—	(4,435)
Transfers	178	(178)	—
Balance at September 30, 2013	$2,136	$4,740	$6,876
Balance at December 31, 2013	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at September 30, 2014	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at September 30, 2014, and 2013. The accumulated impairment losses related to the Commercial Banking unit totaled $50 million at September 30, 2014 and 2013.

The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to the following reporting units based upon reviews of the structure of the Company's executive team and supporting functions, resource allocations and financial reporting processes:

•	Consumer Banking

•	Commercial Banking

The Company tested the value of goodwill as of June 30, 2013, and recorded an impairment charge of $4.4 billion relating to the Consumer Banking reporting unit. The impairment charge, which was a non-cash item, had minimal impact on the Company's regulatory capital ratios and liquidity, and for segment reporting purposes was included in Other. Refer to Note 19 "Business

Segments" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further information regarding segment reporting.

The valuation of goodwill is dependent on forward-looking expectations related to the performance of the U.S. economy and the associated financial performance of the Company. The prolonged delay in the full recovery of the U.S. economy, and the impact of that delay on earnings expectations, prompted a goodwill impairment test as of June 30, 2013. Although the U.S. economy has demonstrated signs of recovery, notably improvements in unemployment and housing, the pace and extent of these indicators, as well as in overall GDP, have lagged previous expectations. The impact of the slow recovery is most evident in the Company's Consumer Banking reporting unit. Forecasted economic growth for the U.S., coupled with the continuing impact of the new regulatory framework in the financial industry, have resulted in a deceleration of expected growth for the Consumer Banking reporting unit's future profits and an associated goodwill impairment. Refer to Note 1 "Significant Accounting Policies" in the Company's audited Consolidated Financial Statements for information regarding the impairment test.

NOTE 6 - MORTGAGE BANKING
In its mortgage banking business, the Company sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a standard representation or warranty violation such as noncompliance with eligibility requirements, customer fraud, or servicing violations. This primarily occurs during a loan file review.
The Company received $1.1 billion and $3.6 billion of proceeds from the sale of residential mortgages in the nine months ended September 30, 2014 and 2013, respectively, and recognized gains on such sales of $25 million and $58 million in the nine months then ended, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased mortgage loans totaling $22 million and $30 million for the nine months ended September 30, 2014 and 2013, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $44 million and $49 million for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded a valuation recovery of $8 million compared to a recovery of $42 million for its MSRs for the nine months ended September 30, 2014 and 2013, respectively.
Changes related to MSRs were as follows:

	Nine Months Ended September 30,
(in millions)	2014	2013
MSRs:
Balance as of January 1	$208	$215
Amount capitalized	13	39
Amortization	(32)	(41)
Carrying amount before valuation allowance	189	213
Valuation allowance for servicing assets:
Balance as of January 1	23	70
Valuation recovery	(8)	(42)
Balance at end of period	15	28
Net carrying value of MSRs	$174	$185

MSRs are presented in other assets on the Consolidated Balance Sheets.

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The valuation model uses a static discounted cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Expected mortgage loan prepayment assumptions are obtained using the QRM Multi Component prepayment model. The Company periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	September 30,
(dollars in millions)	2014	2013
Fair value	$187	$193
Weighted average life (in years)	5.3	5.1
Weighted average constant prepayment rate	12.2%	13.9%
Weighted average discount rate	10.3%	10.8%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Nine Months Ended September 30,
	2014	2013
Weighted average life (in years)	5.7	6.1
Weighted average constant prepayment rate	11.7%	12.6%
Weighted average discount rate	10.3%	10.5%

The sensitivity analysis below as of September 30, 2014 and 2013, presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

	Nine Months Ended September 30,
(in millions)	2014	2013
Prepayment rate:
Decline in fair value from 50 basis points adverse change in interest rates	$6	$7
Decline in fair value from 100 basis points adverse change in interest rates	11	10
Weighted average discount rate:
Decline in fair value from 50 basis points adverse change	3	3
Decline in fair value from 100 basis points adverse change	6	6

NOTE 7 - BORROWED FUNDS

The following is a summary of the Company’s short-term borrowed funds:

(in millions)	As of September 30, 2014	As of December 31, 2013
Federal funds purchased	$—	$689
Securities sold under agreements to repurchase	5,184	4,102
Other short-term borrowed funds	6,715	2,251
Total short-term borrowed funds	$11,899	$7,042

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and For the Nine Months Ended September 30, 2014	As of and For the Year Ended December 31, 2013
Weighted-average interest rate at period end:
Federal funds purchased and securities sold under agreements to repurchase	0.12%	0.09%
Other short-term borrowed funds	0.25	0.20
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$7,022	$5,114
Other short-term borrowed funds	7,702	2,251
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,908	$2,400
Other short-term borrowed funds	5,479	259
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.08%	0.31%
Other short-term borrowed funds	0.26	0.44

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	September 30, 2014	December 31, 2013
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023(1)	333	333
4.771% fixed rate subordinated debt, due 2023(1)	333	333
4.691% fixed rate subordinated debt, due 2024(1)	334	334
4.153% fixed rate subordinated debt, due 2024(1)	333	—
4.023% fixed rate subordinated debt, due 2024(1)	333	—
Banking Subsidiaries:
Federal Home Loan advances due through 2033	23	25
Other	23	30
Total long-term borrowed funds	$2,062	$1,405

(1) Intercompany borrowed funds with the RBS Group. See Note 14 “Related Party Transactions” to the Company's unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Information included elsewhere in this report.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $11.0 billion and $4.2 billion at September 30, 2014 and December 31, 2013, respectively. The Company’s available FHLB borrowing capacity was $3.5 billion and $8.2 billion at September 30, 2014 and December 31, 2013, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At September 30, 2014, the Company’s unused secured borrowing capacity was approximately $26.0 billion, which includes free securities, FHLB borrowing capacity, and FRB discount window capacity.

The following is a summary of maturities for the Company’s long-term borrowed funds at September 30, 2014:

Year	(in millions)
2015 or on demand	$1
2016	5
2017	13
2018	11
2019	1
2020 and thereafter	2,031
Total	$2,062

NOTE 8 - PREFERRED STOCK

As of September 30, 2014, the Company had authorized 100,000,000 shares of $25.00 par value undesignated preferred stock. These undesignated shares were authorized on April 9, 2014, by resolution of the Board of Directors. The Company's Board of Directors (the "Board of Directors") or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
Prior to April 9, 2014, the Company had authorized 30,000 of $1.00 par value non-cumulative, non-voting perpetual preferred stock. That preferred stock ranked senior to the common stock of the Company with respect to dividend rights upon liquidation or dissolution of the Company. The stock was not convertible into any other property of the Company, nor was it redeemable by either the Company or the holder thereof. Dividends were non-cumulative and were payable quarterly at LIBOR plus 180 basis points, if and when declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, holders of each share of the preferred stock outstanding were entitled to be paid, out of the assets of the Company available for distribution to stockholders, before any payment was made to the holders of common stock, an amount equal to $100,000 per share of preferred stock then issued and outstanding.
There were no shares of preferred stock issued and outstanding during 2014 or 2013.

NOTE 9 - EMPLOYEE BENEFITS
Pension Plans
The Company maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009 and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees' years of service and highest 5-year average eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. The Company also provides an unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen consistent with the qualified plan.
RBS Group restructured the administration of employee benefit plans during 2008. As a result, the qualified and non-qualified pension plans of certain RBS Group subsidiaries referred to as the Company's "Affiliates" merged with the Company's pension plans. In September 2014, in preparation for the IPO, the Company divested portions of the qualified and non-qualified plans to newly established plans sponsored by the Affiliates. Citizens remains the sponsor of the original plans, which provides benefits for its current and former employees. RBS is the plan sponsor of the newly established plans, which provide benefits for current and former employees of the Affiliates. As a result of this divestiture, which was recorded as a plan settlement, the Company transferred $114 million of plan assets and $148 million of plan liabilities from the qualified plan to the new plan for Affiliates. The Company also transferred liabilities of $7 million related to the non-qualified plan to the new plan established for Affiliates.

The following table presents the components of net periodic (income) cost for the Company's qualified and non-qualified plans:

	Three Months Ended September 30,						Nine Months Ended September 30
	Qualified Plan		Non-Qualified Plan		Total		Qualified Plan		Non-Qualified Plan		Total
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1	$1	$—	$—	$1	$1	$3	$3	$—	$—	$3	$3
Interest cost	11	10	1	1	12	11	33	31	3	3	36	34
Expected return on plan assets	(18)	(17)	—	—	(18)	(17)	(53)	(51)	—	—	(53)	(51)
Amortization of actuarial loss	2	3	—	—	2	3	6	9	1	1	7	10
Net periodic pension (income) cost	($4)	($3)	$1	$1	($3)	($2)	($11)	($8)	$4	$4	($7)	($4)

Postretirement Benefits
The Company and Affiliates merged their postretirement plans into a single postretirement plan in 2008 and continue to provide health care insurance benefits for certain retired employees and their spouses. In preparation for the IPO, the Company divested the portion of the postretirement plan associated with the Affiliates in September 2014. As a result, the Company transferred liabilities of approximately $7 million to the Affiliates.
Employees enrolled in medical coverage immediately prior to retirement and meeting eligibility requirements can elect retiree medical coverage. Employees and covered spouses can continue coverage at the full cost, except for a small group described below. However, coverage must be elected at the time of retirement and cannot be elected at a future date. Spouses may be covered only if the spouse is covered at the time of the employee’s retirement.
The Company reviews coverage on an annual basis and reserves the right to modify or cancel coverage at any renewal date. The Company’s cost sharing for certain full-time employees, who were hired prior to August 1, 1993 with 25 years of service who reach retirement age (under age 65) while employed by the Company is 70%; for those with 15-24 years of service, the Company’s share is 50%. Also, the Company shares in the cost for retiree medical benefits for a closed group of grandfathered arrangements from acquisitions. A small, closed group of retirees receive life insurance coverage. Effective July 1, 2014, the Company utilizes a private health care exchange to provide medical and dental benefits to current and future Medicare-eligible plan participants. The Company provides a fixed subsidy to a small, closed group of retirees and spouses based on the subsidy levels prior to July 1, 2014; retirees and spouses pay the cost of benefits in excess of the fixed subsidy.
As a result of divesting the portion of the pension and other benefit plans associated with the Affiliates, the Company recorded an $18 million cash liability due to RBS.

NOTE 10 - INCOME TAXES
Income Tax Provision (Benefit)
The provision for income taxes was $85 million and $76 million for the three months ended September 30, 2014 and 2013, respectively. This resulted in an effective tax rate of 31% and 35% for the three months ended September 30, 2014 and 2013, respectively. The provision (benefit) for income taxes was $317 million and $(98) million for the nine months ended September 30, 2014 and 2013, respectively. The provision represented an effective tax rate of 32% and 3% for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of tax credits and the permanent benefit of tax-exempt income. For the nine months ended September 30, 2013, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the tax rate impact of a goodwill impairment charge.
Deferred Tax Liability
At September 30, 2014, the Company reported a net deferred tax liability of $354 million, compared to a $199 million liability as of December 31, 2013. The increase in the net deferred tax liability is primarily attributable to the utilization of net operating loss and tax credit carryforwards, in addition to a decrease in the unrealized loss reported on securities AFS, derivative instruments, and hedging activities, which were both partially offset by a decrease in the deferred tax liability related to temporary differences.

NOTE 11 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 15 "Fair Value Measurements" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information.
The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2014			December 31, 2013
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,000	$22	$203	$5,500	$23	$412
Derivatives not designated as hedging instruments:
Interest rate swaps	28,940	541	452	29,355	654	558
Foreign exchange contracts	8,278	137	132	7,771	94	87
Other contracts	686	6	10	569	7	10
Total derivatives not designated as hedging instruments		684	594		755	655
Gross derivative fair values		706	797		778	1,067
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(159)	(159)		(128)	(128)
Total net derivative fair values presented in the Consolidated Balance Sheets(3)		$547	$638		$650	$939

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. For interest rate derivatives, the notional amount is typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they tend to greatly overstate the true economic risk of these contracts.

(2) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions.

(3) The Company also offsets assets and liabilities associated with repurchase agreements on the Consolidated Balance Sheets. See Note 2 "Securities" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further information.

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan.

Institutional derivatives
The institutional derivatives portfolio primarily consists of interest rate swap agreements that are used to hedge the interest rate risk associated with the Company’s investment securities, loans and financing liabilities (i.e., borrowed funds, deposits, etc.). The goal of the Company’s interest rate hedging activities is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income.
The Company enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into pay-floating/receive-fixed interest rate swaps, the Company was able to minimize the variability in the cash flows of these assets due to changes in interest rates. The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposits. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed rate liability for the term of the interest rate swap agreement.

Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Offsetting swap and cap agreements are simultaneously transacted to effectively eliminate the Company’s market risk associated with the customer derivative products. The customer derivatives portfolio also includes foreign exchange contracts that are entered into on behalf of customers for the purpose of hedging exposure related to cash orders and loans and deposits denominated in foreign currency. The primary risks associated with these transactions arise from exposure to changes in foreign currency exchange rates and the ability of the counterparties to meet the terms of the contract. To manage this market risk, the Company simultaneously enters into offsetting foreign exchange contracts.
Residential loan derivatives
The Company enters into residential loan commitments that allow residential mortgage customers to lock in the interest rate on a residential mortgage while the loan undergoes the underwriting process. The Company also uses forward sales contracts to protect the value of residential mortgage loans and loan commitments that are being underwritten for future sale to investors in the secondary market.
The Company has certain derivative transactions that are designated as hedging instruments described as follows:
Derivatives designated as hedging instruments
The Company’s total institutional hedging portfolio qualifies for hedge accounting. This includes interest rate swaps that are designated in highly effective cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be effective as a hedge, and then reflects changes in fair value in earnings after termination of the hedge relationship.
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds and deposits). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded, and in the same period that the hedged item affects earnings. During the next 12 months, approximately $23 million of net loss (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest expense in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table summarizes certain information related to the Company’s cash flow hedges:

The Effect of Cash Flow Hedges on Net Income and Stockholders' Equity
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Effective portion of gain (loss) recognized in OCI(1)	$27	$2	$217	($191)
Amounts reclassified from OCI to interest income(2)	18	18	54	38
Amounts reclassified from OCI to interest expense(2)	(23)	(48)	(79)	(160)
Amounts reclassified from OCI to other income(3)	—	—	—	(2)

(1) The cumulative effective gains and losses on the Company's cash flow hedging activities are included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets.
(2) This amount includes both (a) the amortization of effective gains and losses associated with the Company's terminated cash flow hedges and (b) the current reporting period's interest settlements realized on the Company's active cash flow hedges. Both (a) and (b) were previously included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets and were subsequently recorded as adjustments to the interest expense of the underlying hedged item.

(3) This amount represents hedging gains and losses that have been immediately reclassified from accumulated other comprehensive loss based on the probability that the hedged forecasted transactions would not occur by the originally specified time period. This amount is reflected in the other income line item on the Consolidated Statements of Operations.
Economic Hedges
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are transacted to meet the hedging and financing needs of the Company’s customers. Mark-to-market adjustments to the fair value of customer related interest rate contracts are included in other income in the accompanying Consolidated Statements of Operations. Mark-to-market adjustments to the fair value of foreign exchange contracts relating to foreign currency loans are included in interest and fees on loans and leases in the accompanying Consolidated Statements of Operations, while all other foreign currency contract fair value changes are included in foreign exchange and trade finance fees. In both cases, the mark-to-market gains and losses associated with the customer derivatives are mitigated by the mark-to-market gains and losses on the offsetting interest rate and foreign exchange derivative contracts transacted.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Mark-to-market adjustments to the fair value of residential loan commitments and forward sale contracts are included in noninterest income under mortgage banking fees.
The following table summarizes certain information related to the Company’s economic hedges:

The Effect of Customer Derivatives and Economic Hedges on Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Customer derivative contracts
Customer interest rate contracts(1)	$2	$55	$151	($95)
Customer foreign exchange contracts(1)	(60)	32	(54)	22
Residential loan commitments(3)	(4)	48	4	8

Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts(1)	5	(45)	(130)	133
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts(2)	59	(33)	52	(20)
Forward sale contracts(3)	2	(21)	(2)	19
Total	$4	$36	$21	$67
(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in foreign exchange and trade finance fees on the Consolidated Statements of Operations.
(3) Reported in mortgage banking fees on the Consolidated Statements of Operations.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Commitments
    Commitments to extend credit are agreements to lend to customers in accordance with conditions contractually agreed upon in advance. Generally, the commitments have fixed expiration dates or termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements.
When-issued securities are agreements to purchase securities that have been authorized for issuance but not yet issued. The fair value of when-issued securities is reflected in the Consolidated Balance Sheets at trade date.

        On May 29, 2014, the Company entered into an agreement to purchase newly originated auto loans on a quarterly basis in future periods. For the first year, the agreement requires the purchase of a minimum of $250 million of outstanding balances to a maximum of $600 million per quarterly period. For quarterly periods after the first year, the minimum and maximum purchases are $400 million and $600 million, respectively. The agreement automatically renews until terminated by either party. The Company may cancel the agreement at will with payment of a variable termination fee. After three years, there is no termination fee.
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company has paid $3 million on this contract for the nine months ended September 30, 2014 and $3 million for the year ended December 31, 2013 and is obligated to pay $51 million over the remainder of the contract.
Letters of Credit
Standby letters of credit, both financial and performance, are issued by the Company for its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). Commercial letters of credit are used to facilitate the import of goods. The commercial letter of credit is used as the method of payment to the Company’s customers’ suppliers. The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments, net of the value of collateral held. Standby letters of credit and commercial letters of credit are issued for terms of up to ten years and one year, respectively.
Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amounts of reserves for unfunded commitments.
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees at September 30, 2014 and December 31, 2013 is $3 million.

Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of September 30, 2014 and December 31, 2013 is $16 million and $17 million, respectively. The current amount of credit exposure is spread out over 73 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 11 years.

Other Guarantees
The Company has issued a guarantee to RBS, for a fee, whereby the Company will absorb credit losses related to the sale of option contracts by RBS to customers of the Company. There were outstanding option contracts with a notional value of $404 thousand and $2 million at September 30, 2014 and December 31, 2013, respectively.

The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	September 30, 2014	December 31, 2013
Commitment amount:
Undrawn commitments to extend credit	$55,333	$53,987
Financial standby letters of credit	2,498	2,556
Performance letters of credit	94	149
Commercial letters of credit	74	64
Marketing rights	51	54
Risk participation agreements	16	17
Residential mortgage loans sold with recourse	11	13
Total	$58,077	$56,840

Contingencies
The Company operates in a legal and regulatory environment that exposes it to potentially significant risks. A certain amount of litigation ordinarily results from the nature of the Company’s banking and other businesses. The Company is a party to legal proceedings, including class actions. It is also the subject of investigations, reviews, and regulatory matters arising out of its normal business operations, which, in some instances, relate to concerns about unfair and/or deceptive practices and mis-selling of certain products. In addition, the Company engages in discussions with relevant governmental and regulatory authorities on an ongoing and regular basis regarding various issues, and it is possible that any issues discussed or identified may result in investigatory or other action being taken. Litigation and regulatory matters may result in settlements, damages, fines, penalties, public or private censure, increased costs, required remediation, restrictions on business activities, or other impacts on the Company.
In these disputes and proceedings, the Company contests liability and the amount of damages as appropriate. Given their complex nature, it may be years before some of these matters are finally resolved. Moreover, before liability can be reasonably estimated for a claim, numerous legal and factual issues may need to be examined, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal issues relevant to the proceedings in question.
The Company cannot predict with certainty if, how, or when such claims will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for claims that are at an early stage in their development or where claimants seek substantial or indeterminate damages. The Company recognizes a provision for a claim when, in the opinion of management after seeking legal advice, it is probable that a liability exists and the amount of loss can be reasonably estimated. In many proceedings, however, it is not possible to determine whether any loss is probable or to estimate the amount of any loss. In each of the matters described below, the Company is unable to estimate the liability in excess of any provision accrued, if any, that might arise or its effects on the Company’s Consolidated Statements of Operations or Consolidated Cash Flows in any particular period.
Set out below are descriptions of significant legal matters involving the Company. Based on information currently available, the advice of legal and other counsel, and established reserves, management believes that the aggregate liabilities, if any, potentially arising from these proceedings will not have a materially adverse effect on the Company’s unaudited interim Consolidated Financial Statements.
Consumer Products Matters
The activities of the Company’s bank subsidiaries are subject to extensive laws and regulations concerning unfair or deceptive acts or practices in connection with customer products. Certain of the bank subsidiaries’ practices with respect to overdraft protection and other consumer products have not met applicable standards. The bank subsidiaries have implemented and are continuing to implement changes to improve and bring their practices in accordance with regulatory guidance.
In April 2013, the bank subsidiaries consented to the issuance of orders by the OCC and the FDIC (the Consent Orders). In the Consent Orders (which are publicly available and will remain in effect until terminated by the regulators), the bank subsidiaries neither admitted nor denied the regulators’ findings that they had engaged in deceptive marketing and implementation of the bank’s overdraft protection program, checking rewards programs, and stop-payment process for pre-authorized recurring electronic fund transfers. Under the Consent Orders, the bank subsidiaries paid a total of $10 million in civil monetary penalties and are required to develop plans to provide restitution to affected customers (the amount of which is anticipated to be approximately $8 million) to cease and desist any operations in violation of Section 5 of the Federal Trade Commission Act, and to submit to the regulators periodic written progress reports regarding compliance with the Consent Orders. In addition, Citizens Bank, N.A. agreed to take certain remedial actions to improve its compliance risk management systems and to create a comprehensive action plan designed to achieve compliance with the Consent Orders. Restitution plans have been prepared and submitted for approval, and Citizens Bank, N.A. has submitted for approval, and is in the process of implementing, its action plan for compliance with the Consent Orders, as well as updated policies, procedures, and programs related to its compliance risk management systems.
The Company's banking subsidiaries have engaged in discussions with regulators regarding, among other things, certain identity theft and debt cancellation products, certain overdraft fees, signature debit card fees, the bank subsidiaries' policies and practices with respect to consumer complaints process, identifying and correcting errors in customer deposits, and the charging of cost-based credit card late payment fees. The banking subsidiaries have paid restitution regarding some of these practices and it is probable that there will be additional restitution to certain affected customers in connection with certain of these practices. In addition, the banking subsidiaries could face formal administrative enforcement actions from their federal supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to the past practices and policies identified above and other consumer products, as well as potential civil litigation. The Company does not expect that the aggregate of amounts paid in connection with these matters will have a material adverse effect on the Company’s unaudited interim Consolidated Financial Statements.
Telephone Consumer Protection Act Litigation
The Company is a defendant in a purported class action complaint filed in December 2013 in the United States District Court for the Southern District of California pursuant to the Telephone Consumer Protection Act. The named plaintiff purports to represent a "national class" of customers who allegedly received automated calls to their cell phones from the bank or its agents, without customer consent, in violation of the Telephone Consumer Protection Act. The Company is vigorously defending this matter.
LIBOR Litigation
The Company is a defendant in lawsuits in which allegations have been made that its parent company, RBS Group, manipulated U.S. dollar LIBOR to the detriment of the Company's customers. The lawsuits include a purported class action on behalf of borrowers of the Company whose interest rates were tied to U.S. dollar LIBOR. The plaintiffs in these cases assert various theories of liability, including fraud, negligent misrepresentation, breach of contract, and unjust enrichment. The Company is vigorously defending these matters.
Foreclosure-Related Expenses
In May 2013, the civil division of the U.S. Attorney's Office for the Southern District of New York served a subpoena pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 seeking information regarding home mortgage foreclosure expenses submitted for reimbursement to the United States Department of Housing and Urban Development, FNMA, or FHLMC. The Company is cooperating with the investigation.
Mortgage Repurchase Demands
The Company is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to government-sponsored entities. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. Between the start of January 2009 and the end of September 30, 2014, the Company has received approximately $154 million in repurchase demands and $98 million in indemnification payment requests in respect of loans originated, for the most part, since 2003. Of those claims presented, $85 million was paid to repurchase residential mortgage loans, and $33 million was incurred for indemnification costs to make investors whole. The Company repurchased mortgage loans totaling $22 million and $30 million for the nine months ended September 30, 2014 and 2013, respectively. The Company incurred indemnification costs of $7 million and $8 million for the nine months ended September 30, 2014 and 2013, respectively. The Company cannot estimate what the future level of repurchase demands will be or the Company’s ultimate exposure, and cannot give any assurance that its historical experience will continue in the future. It is possible that the volume of repurchase demands will increase. In addition to the above, the Company has since December 2013 been responding to subpoenas issued by the Office of the Inspector General for the Federal Housing Finance Agency seeking information about loans sold to FNMA and the FHLMC from 2003 through 2011.

NOTE 13 - DIVESTITURES AND BRANCH ASSETS AND LIABILITIES HELD FOR SALE
In June 2014, the Company sold 103 retail branches located in Illinois, including certain customer deposits of $4.8 billion and selected loans of $1.0 billion (primarily middle market, small business, home equity and credit card balances).  As a result of this transaction, the Company recorded a gain on sale of $288 million consisting of, $286 million related to the deposits, a gain on sale of $11 million related to the loans and $9 million loss on sale of other branch assets. For the nine months ended September 30, 2014, the corresponding interest and fees on these loans was $20 million and interest expense on deposits was $4 million. The Company has agreed to service the credit card accounts sold to the purchaser until September 2014. At such time, the Company is expected to complete all exit activities associated with this transaction. As a result of this transaction, the related assets and liabilities were classified as held for sale as of December 31, 2013. See Note 17 "Divestitures and Branch Assets and Liabilities Held for Sale" in the Company's audited Consolidated Financial Statements for further details.

NOTE 14 - RELATED PARTY TRANSACTIONS
The Company is an indirect subsidiary of RBSG. During the period, the Company entered into certain agreements with RBS Group that will provide a framework for its ongoing relationship with the RBS Group. Specifically, the Company entered into the following agreements with RBSG or other affiliates of RBS Group: Separation and Shareholder Agreement, Registration Rights Agreement, Trade Mark License Agreement, Amended and Restated Master Services Agreement, and Transitional Services Agreements. These agreements are attached in Part II, Item 6 of this report.
The following is a summary of inter-company borrowed funds:

(dollars in millions)	Related Party	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Subordinated debt	RBSG	4.023%	October 2024	$333	$—
	RBSG	4.153%	July 2024	333	—
	RBSG	4.691%	January 2024	334	334
	RBSG	4.771%	October 2023	333	333
	RBS	5.158%	June 2023	333	333
Total interest expense recorded on inter-company subordinated debt was $17 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $42 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company maintained a $50 million revolving line of credit at December 31, 2013 with RBS. This line of credit was not drawn upon at December 31, 2013, expired on January 31, 2014, and was not renewed. No interest expense was incurred on this revolving line of credit for the nine months ended September 30, 2013.
The Company enters into interest rate swap agreements with RBS for the purpose of reducing the Company’s exposure to interest rate fluctuations. As of September 30, 2014, the total notional amount of swaps outstanding was $5.0 billion which pay fixed rates ranging from 1.78% to 4.30% and receive overnight fed funds rate and one month LIBOR with maturities from 2016 through 2023. As of December 31, 2013, the total notional amount of swaps outstanding was $5.5 billion, all of which paid fixed rates ranging from 1.78% to 5.47% and received overnight fed funds rate with maturities from 2014 through 2023. Included in these balances were $4.0 billion of receive-fixed swaps that had been executed as of September 30, 2014 and 2013 as part of a new hedging program implemented during the quarter ended March 31, 2013. The Company recorded net interest expense of $1 million and $31 million for the three months ended September 30, 2014 and 2013, respectively, and $22 million and $123 million for the nine months ended September 30, 2014 and 2013, respectively.
In order to meet the financing needs of its customers, the Company enters into interest rate swap and cap agreements with its customers and simultaneously enters into offsetting swap and cap agreements with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of these interest rate swap and cap agreements outstanding with RBS was $10.6 billion and $13.4 billion at September 30, 2014 and December 31, 2013, respectively. The Company recorded income of $5 million for the three months ended September 30, 2014 and expense of $130 million for the nine months ended September 30, 2014. For the three months ended September 30, 2013 the Company recorded expense of $44 million and income of $132 million for the nine months ended September 30, 2013 within other income.
Also to meet the financing needs of its customers, the Company enters into a variety of foreign currency denominated products, such as loans, deposits and foreign exchange contracts. To manage the foreign exchange risk associated with these products, the Company simultaneously enters into offsetting foreign exchange contracts with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of foreign exchange contracts outstanding with RBS was $5.0 billion and $4.6 billion at September 30, 2014 and December 31, 2013, respectively. The Company recorded income within foreign exchange and trade finance fees of $59 million and $52 million for the three and nine months ended September 30, 2014, respectively. The Company recorded expense of $33 million and $20 million for the three and nine months ended September 30, 2013, respectively.

The Company receives income for providing services and referring customers to RBS. The Company also shares office space with certain RBS entities for which rent expense and/or income is recorded in occupancy expense. The total fee income, net of occupancy expense, was $5 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and for the nine months ended September 30, 2014 and 2013 was $13 million and $19 million, respectively.
For the three and nine months ended September 30, 2014 and 2013, the Company paid $333 million and $666 million, respectively, of common stock dividends to RBS as part of the exchange transactions described in "MD&A - Capital" included elsewhere in this report. Additionally, the Company paid $50 million of regular dividends to RBS for the three months ended September 30, 2014 and 2013, respectively, and $85 million and $145 million of regular dividends to RBS for the nine months ended September 30, 2014 and 2013, respectively.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has made loans to directors and executive officers and their immediate families, as well as their affiliated companies. Such loans amounted to $126 million and $78 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 15 - FAIR VALUE MEASUREMENTS
As discussed in Note 1 “Significant Accounting Policies” in the Company’s audited Consolidated Financial Statements, the Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. The Company also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities not required to be reported at fair value in the financial statements.
Fair Value Option, Residential Mortgage Loans Held for Sale
The Company elected to account for residential mortgage loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related hedge instruments.
The fair value of residential loans held for sale is derived from observable mortgage security prices and includes adjustments for loan servicing value, agency guarantee fees, and other loan level attributes which are mostly observable in the marketplace. Credit risk does not significantly impact the valuation since these loans are sold shortly after origination. Therefore, the Company classifies the residential mortgage loans held for sale in Level 2 of the fair value hierarchy.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans held for sale measured at fair value:

	September 30, 2014			December 31, 2013
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$189	$183	$6	$176	$173	$3

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in current earnings. The Company recognized mortgage banking noninterest income of ($2) million and $10 million for the three months ended September 30, 2014 and 2013, respectively, and $3 million and ($26) million for the nine months ended September 30, 2014 and 2013, respectively. Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.

Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale
The Company elected to account for certain commercial and commercial real estate loans held for sale at fair value. These loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within short term periods.
The fair value of commercial and commercial real estate loans held for sale is estimated using observable prices of identical or similar loans that transact in the marketplace. In addition, the Company uses external pricing services that provide estimates of fair values based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques. Therefore, the Company classifies the commercial and commercial real estate loans managed by the commercial secondary loan desk in Level 2 of the fair value hierarchy given the observable market inputs.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for commercial and commercial real estate loans held for sale measured at fair value:

	September 30, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Commercial and commercial real estate loans held for sale, at fair value	$16	$16	$—

There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of September 30, 2014. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company's commercial trading portfolio consist of floating rate obligations, all changes in fair value were due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. Following is a description of valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis:
Securities AFS
The fair value of securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, securities are classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. These instruments are classified as Level 2 because they currently trade in active markets and the inputs to the valuations are observable. The pricing models used to value securities generally begin with market prices (or rates) for similar instruments and make adjustments based on the unique characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include residential and commercial CMOs, specified pool mortgage “pass-through” securities and other debt securities issued by U.S. government-sponsored entities and state and political subdivisions.
A significant majority of the Company’s Level 1 and 2 securities are priced using an external pricing service. The Company verifies the accuracy of the pricing provided by its primary outside pricing service on a quarterly basis. This process involves using a secondary external vendor to provide valuations for the Company’s securities portfolio for comparison purposes. Any securities with discrepancies beyond a certain threshold are researched and, if necessary, valued by an independent outside broker.
In certain cases where there is limited activity or less transparency around inputs to the valuation model, securities are classified as Level 3.

Residential loans held for sale
See the "Fair Value Option - Residential Mortgage Loans Held for Sale" discussion above.
Commercial loans held for sale
See the "Fair Value Option Commercial and Commercial Real Estate Loans Held for Sale" discussion above.
Derivatives
The majority of the Company’s derivatives portfolio is comprised of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that use primarily market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or OIS curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. The Company also considers certain adjustments to the modeled price which market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. The Company incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the collateral available and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
The Company’s other derivatives include foreign exchange contracts. Fair value of foreign exchange derivatives uses the mid-point of daily quoted currency spot prices. A valuation model estimates fair value based on the quoted spot rates together with interest rate yield curves and forward currency rates. Since all of these inputs are observable in the market, foreign exchange derivatives are classified as Level 2 in the fair value hierarchy.
Venture capital investments
The Company values its venture capital private equity fund investments based on its capital invested in each fund, which is adjusted by management each quarter, if necessary, to arrive at its estimate of fair value. Adjustments for a fund’s underlying investments may be based upon comparisons to public companies, industry benchmarks, current financing round pricing, earnings multiples of comparable companies, current operating performance and future expectations, or third-party valuations. Since the inputs to the valuation are difficult to independently corroborate in the marketplace, and involve a significant degree of management judgment, venture capital investments are classified as Level 3 in the fair value hierarchy.

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,616	$—	$18,616	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,666	23	18,643	—
Residential loans held for sale	189	—	189	—
Commercial and commercial real estate loans held for sale	16	—	16	—
Total loans held for sale	205	—	205	—
Derivative assets:
Interest rate swaps	563	—	563	—
Foreign exchange contracts	137	—	137	—
Other contracts	6	—	6	—
Total derivative assets	706	—	706	—
Venture capital investments	6	—	—	6
Total assets	$19,583	$23	$19,554	$6
Derivative liabilities:
Interest rate swaps	$655	$—	$655	$—
Foreign exchange contracts	132	—	132	—
Other contracts	10	—	10	—
Total derivative liabilities	797	—	797	—
Total liabilities	$797	$—	$797	$—

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2013:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$15,945	$—	$15,945	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	15,995	23	15,972	—
Residential loans held for sale	176	—	176	—
Derivative assets:
Interest rate swaps	677	—	677	—
Foreign exchange contracts	94	—	94	—
Other contracts	7	—	7	—
Total derivative assets	778	—	778	—
Venture capital investments	5	—	—	5
Total assets	$16,954	$23	$16,926	$5
Derivative liabilities:
Interest rate swaps	$970	$—	$970	$—
Foreign exchange contracts	87	—	87	—
Other contracts	10	—	10	—
Total derivative liabilities	1,067	—	1,067	—
Total liabilities	$1,067	$—	$1,067	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Nine Months Ended September 30,
(in millions)	2014	2013
Balance as of January 1,	$5	$6
Purchases, issuances, sales and settlements:
Sales	—	(4)
Settlements	—	3
Other net gains	1	—
Balance as of period end	$6	$5
Net unrealized gain (loss) included in net income for the period relating to assets held at period end	$—	$—

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2014 and 2013.
Nonrecurring Fair Value Measurements
The following valuation techniques are utilized to measure significant assets for which the Company utilizes fair value on a nonrecurring basis:
Impaired Loans
The carrying amount of collateral-dependent impaired loans is compared to the appraised value of the collateral less costs to dispose and is classified as Level 2. Any excess of carrying amount over the appraised value is charged to the ALLL.
MSRs
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At September 30, 2014 the fair value is calculated using the discounted cash flow model, the model which uses assumptions, including weighted average life of 5.2 years (range of 1.7 - 7.0 years), weighted average constant prepayment rate of 12.2% (range of 9.8% - 22.4%) and weighted average discount rate of 10.3% (range of 9.6% - 12.6%). At December 31, 2013 the fair value is calculated using the discounted cash flow model, the model which uses assumptions, including weighted average life of 5.4 years (range of 1.8 - 7.4 years), weighted average constant prepayment rate of 13% (range of 9.4% - 41.5%) and weighted average discount rate of 10.8% (range of 10.2% - 13.1%). Refer to Note 6 "Mortgage Banking" in the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information as well as Note 1 "Significant Accounting Policies" and Note 9 "Mortgage Banking" in the Company’s audited Consolidated Financial Statements.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
Goodwill
Goodwill is valued using unobservable inputs and is classified as Level 3. Fair value is calculated using the present value of estimated future earnings (discounted cash flow method). On a quarterly basis, the Company assesses whether or not impairment indicators are present.
The Company monitored events and circumstances during the first half of 2014 and did not observe any factors that would more likely than not reduce the fair value of one or more reporting units below its respective carrying value. Accordingly, goodwill was not tested for impairment during the first half of 2014. For additional information on the Company’s goodwill impairment testing and the most recent goodwill impairment test, see Note 5 "Goodwill" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information as well as Note 1 “Significant Accounting Policies” and Note 5 "Goodwill" included in the Company’s audited Consolidated Financial Statements.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Impaired collateral-dependent loans(1)	($5)	($56)	($99)	($114)
MSRs(2)	5	3	8	42
Foreclosed assets(3)	1	1	2	3
Goodwill impairment(4)	—	—	—	(4,435)

The following tables present assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans(1)	$103	$—	$103	$—
MSRs(2)	174	—	—	174
Foreclosed assets(3)	40	—	40	—
Goodwill(4)	6,876	—	—	6,876

	December 31, 2013
(in millions)	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans(1)	$74	$—	$74	$—
MSRs(2)	185	—	—	185
Foreclosed assets(3)	49	—	49	—
Goodwill(4)	6,876	—	—	6,876

(1) During the three and nine months ended September 30, 2014, the Company recorded impairment charges of $5 million and $99 million, respectively. The impairment charges included current charges from $144 million of collateral-dependent loans which have been written down to $103 million as of September 30, 2014 and other collateral-dependent loans that have been sold or refinanced and are no longer on the Company's balance sheet as of September 30,2014.

During the three and nine months ended September 30, 2013, the Company recorded impairment charges of $56 million and $114 million, respectively. The impairment charges include current charges from $209 million of collateral-dependent loans which have been written down to $113 million as of September 30, 2013 and other collateral-dependent loans that have been sold or refinanced and are no longer on the Company's balance sheet as of September 30, 2013.

(2) In the first nine months of 2014, MSRs totaling $208 million were evaluated for impairment and written down to $174 million, resulting in an impairment recapture of $8 million and a total cumulative valuation allowance of $15 million. In the first nine months of 2013, MSRs totaling $215 million were evaluated for impairment and written down to $185 million, resulting in an impairment (charge) of $42 million and a total cumulative valuation allowance of $28 million.

(3) In the first nine months of 2014, foreclosed real estate accounted for at the lower of cost or fair value less costs to sell was written down to fair value of $40 million, resulting in impairment charges of $2 million. In the year ended 2013, foreclosed real estate accounted for at the lower of cost or fair value less costs to sell was written down to fair value of $49 million, resulting in an impairment charge of $4 million.

(4) In the year ended 2013, Goodwill totaling $11.3 billion was written down to its implied fair value of $6.9 billion, resulting in an impairment charge of $4.4 billion.

Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Loans and leases
For loans and leases not recorded at fair value on a recurring basis that are not accounted for as collateral-dependent impaired loans, fair value is estimated by using one of two methods: a discounted cash flow method or a securitization method. The discounted cash flow method involves discounting the expected future cash flows using current rates which a market participant would likely use to value similar pools of loans. Inputs used in this method include observable information such as contractual cash flows (net of servicing cost) and unobservable information such as estimated prepayment speeds, credit loss exposures, and discount rates. The securitization method involves utilizing market securitization data to value the assets as if a securitization transaction had been executed. Inputs used include observable market-based MBS data and pricing adjustments based on unobservable data reflecting the liquidity risk, credit loss exposure and other characteristics of the underlying loans. The internal risk-weighted balances of loans are grouped by product type for purposes of these estimated valuations. For nonaccruing loans, fair value is estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets. Fair value of collateral-dependent loans is primarily based on the appraised value of the collateral.
Loans held for sale
Balances are loans that were transferred to loans held for sale that are reported at book value.
Securities HTM
The fair value of securities classified as HTM is estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. The pricing models used to value these securities generally begin with market prices (or rates) for similar instruments and make adjustments based on the unique characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds.
Other investment securities
The cost basis carrying value of other investment securities, such as FHLB stock and FRB stock, is assumed to approximate the fair value of the securities. As a member of the FHLB and FRB, the Company is required to hold FHLB and FRB stock. The stock can be sold only to the FHLB and FRB upon termination of membership, or redeemed at the FHLB’s or FRB’s sole discretion.
Deposits
The fair value of demand deposits, checking with interest accounts, regular savings and money market accounts is the amount payable on demand at the balance sheet date. The fair value of term deposits is estimated by discounting the expected future cash flows using rates currently offered for deposits of similar remaining maturities.
Deposits held for sale
Balances are deposits that were transferred to held for sale that are reported at book value.
Federal funds purchased and securities sold under agreements to repurchase, other short-term borrowed funds, and long-term borrowed funds
Rates currently available to the Company for debt of similar terms and remaining maturities are used to discount the expected cash flows of existing debt.

The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2014
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans and leases	$90,749	$91,227	$—	$—	$103	$103	$90,646	$91,124
Other loans held for sale	3	3	—	—	—	—	3	3
Securities held to maturity	5,289	5,278	—	—	5,289	5,278	—	—
Other investment securities	893	893	—	—	893	893	—	—
Financial Liabilities:
Deposits	93,463	93,791	—	—	93,463	93,791	—	—
Federal funds purchased and securities sold under agreements to repurchase	5,184	7,310	—	—	5,184	7,310	—	—
Other short-term borrowed funds	6,715	6,710	—	—	6,715	6,710	—	—
Long-term borrowed funds	2,062	2,060	—	—	2,062	2,060	—	—

	December 31, 2013
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans and leases	$85,859	$85,724	$—	$—	$74	$74	$85,785	$85,650
Other loans held for sale	1,078	1,078	—	—	—	—	1,078	1,078
Securities held to maturity	4,315	4,257	—	—	4,315	4,257	—	—
Other investment securities	935	935	—	—	935	935	—	—
Financial Liabilities:
Deposits	86,903	86,907	—	—	86,903	86,907	—	—
Deposits held for sale	5,277	5,277	—	—	5,277	5,277	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,791	4,791	—	—	4,791	4,791	—	—
Other short-term borrowed funds	2,251	2,249	—	—	2,251	2,249	—	—
Long-term borrowed funds	1,405	1,404	—	—	1,405	1,404	—	—

NOTE 16 - REGULATORY MATTERS
As a BHC, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of Citizens are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Under the regulatory capital adequacy guidelines of the FDICIA, the Company and its banking subsidiaries must meet specific capital requirements. These requirements are expressed in terms of the following ratios: (1) Total Risk-Based Capital (total capital/risk-weighted on- and off-balance sheet assets); (2) Tier 1 Risk-Based Capital (Tier 1 capital/risk-weighted on- and off-balance sheet assets); and (3) Tier 1 Leverage (Tier 1 capital/adjusted average quarterly assets). To meet the regulatory capital requirements, the Company and its banking subsidiaries must maintain minimum Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage ratios. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.

The following table presents capital and capital ratio information:

			FDIC Requirements
	Actual		Minimum Capital Adequacy		Classification as Well Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital to Risk-Weighted Assets	$16,612	16.1%	$8,257	8.0%	$10,321	10.0%
Tier 1 Capital to Risk-Weighted Assets	13,330	12.9	4,128	4.0	6,192	6.0
Tier 1 Capital to Average Assets (Leverage)	13,330	10.9	4,901	4.0	6,126	5.0

As of December 31, 2013
Total Capital to Risk-Weighted Assets	$15,885	16.1%	$7,891	8.0%	$9,863	10.0%
Tier 1 Capital to Risk-Weighted Assets	13,301	13.5	3,945	4.0	5,918	6.0
Tier 1 Capital to Average Assets (Leverage)	13,301	11.6	4,577	4.0	5,721	5.0

In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. The Company declared and paid RBS total common stock dividends of $751 million, $811 million and $1.2 billion as of September 30, 2014, September 30, 2013 and December 31, 2013, respectively.
The earnings impact of goodwill impairment recognized by CBNA has put the bank subsidiary in the position of having to request specific approval from the OCC before executing capital distributions to its parent, Citizens. This requirement will be in place through the fourth quarter of 2015. As of September 30, 2014, the unconsolidated BHC had liquid assets in excess of $501 million compared to an annual interest burden on existing subordinated debt of approximately $91 million on a non-consolidated basis.
The OCC recently determined that CBNA no longer meets both conditions necessary to own a financial subsidiary. CBNA must be both well capitalized and well managed to own a financial subsidiary. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity, although it continues to collect commissions on certain outstanding policies. CBNA has entered into an agreement with the OCC (the "OCC Agreement") pursuant to which it must develop a remediation plan, which must be submitted to the OCC, setting forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary and the schedule for achieving that objective. Until CBNA satisfactorily addresses the deficiencies, CBNA may not consolidate its assets and liabilities with those of the financial subsidiaries for purposes of determining and reporting regulatory capital. In addition, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary, without the prior consent of the OCC. If CBNA fails to remediate the deficiencies within 180 days from March 13, 2014, or such longer period as the OCC may permit, it may have to divest itself of its financial subsidiaries and comply with any additional limitations or conditions on its conduct as the OCC may impose. CBNA has implemented a comprehensive enterprise-wide program that seeks to address these deficiencies.

NOTE 17 - EXIT COSTS AND RESTRUCTURING RESERVES
In 2014, the Company began the implementation of a restructuring initiative designed to achieve operating efficiencies and reduce expense growth. As a result of this program, the Company expects to incur total restructuring costs of approximately $121 million through December 31, 2015, consisting of $41 million of employee compensation, $40 million of facilities costs and $40 million of other costs, primarily consulting and technology services. For the nine months ended September 30, 2014, the Company incurred $90 million of restructuring costs, consisting of $41 million of employee compensation reported in salaries and employee benefits, $12 million of facilities costs (including $6 million of building impairment) reported in occupancy, $26 million reported in outside services, and $11 million in other operating expenses.
In 2014, as a result of the sale of retail branches located in Illinois (see Note 13 "Divestitures and Branch Assets and Liabilities Held for Sale" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further information), the Company incurred total costs of approximately $17 million for the nine months ended September 30, 2014, consisting of $3 million of employee compensation reported in salaries and employee benefits, $3 million of fixed assets expenses reported in equipment, $4 million reported in outside services and $7 million reported in other operating expenses.
For segment reporting all of these restructuring costs are reported within Other. See Note 19 "Business Segments" to the Company's unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of December 31, 2012	$3	$27	$—	$30
Additions	6	22	3	31
Reversals	(1)	(4)	—	(5)
Utilization	(6)	(21)	(3)	(30)
Reserve balance as of December 31, 2013	2	24	—	26
Additions	43	17	48	108
Reversals	(1)	(3)	—	(4)
Utilization	(10)	(18)	(28)	(56)
Reserve balance as of September 30, 2014	$34	$20	$20	$74

NOTE 18 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the balances, net of taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at December 31, 2012	($240)	$306	($378)	($312)
Other comprehensive loss before reclassifications	(121)	(184)	—	(305)
Other-than-temporary impairment not recognized in earnings on securities	—	(35)	—	(35)
Amounts reclassified from other comprehensive income	79	(71)	5	13
Net other comprehensive (loss) income	(42)	(290)	5	(327)
Balance at September 30, 2013	($282)	$16	($373)	($639)

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at December 31, 2013	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	137	127	—	264
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income	16	(13)	(32)	(29)
Net other comprehensive income	153	92	(32)	213
Balance at September 30, 2014	($145)	$1	($291)	($435)

The following table reports the amounts reclassified out of each component of OCI and into the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Details about AOCI Components	Amount Reclassified from AOCI				Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income (loss):	$18	$18	$54	$38	Interest income
	(23)	(48)	(79)	(160)	Interest expense
	—	—	—	(2)	Other income
	(5)	(30)	(25)	(124)	Income (loss) before income tax expense (benefit)
	(2)	(11)	(9)	(45)	Income tax expense (benefit)
	($3)	($19)	($16)	($79)	Net income (loss)
Reclassification of net securities gains (losses) to net income (loss):	$2	$25	$27	$119	Securities gains, net
	(1)	(3)	(7)	(7)	Net impairment losses recognized in earnings
	1	22	20	112	Income (loss) before income tax expense (benefit)
	—	7	7	41	Income tax expense (benefit)
	$1	$15	$13	$71	Net income (loss)
Reclassification of changes related to the employee benefit plan:	$52	($3)	$49	($9)	Salaries and employee benefits
	52	(3)	49	(9)	Income (loss) before income tax expense (benefit)
	18	(1)	17	(4)	Income tax expense (benefit)
	$34	($2)	$32	($5)	Net income (loss)
Total reclassification losses	$32	($6)	$29	($13)	Net income (loss)

The following table presents the effects to net income of the amounts reclassified out of OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net interest income (includes ($5), ($30), ($25) and ($122) of AOCI reclassifications, respectively)	$820	$770	$2,461	$2,279
Provision for credit losses	77	145	247	347
Noninterest income (includes $1, $22, $20 and $110 of AOCI reclassifications, respectively)	341	383	1,339	1,253
Noninterest expense (includes ($52), $3, ($49) and $9 of AOCI reclassifications, respectively)	810	788	2,568	6,861
Income before income tax expense (benefit)	274	220	985	(3,676)
Income tax expense (benefit) (includes $16, ($5), $15 and ($8) income tax net expense and (benefit) from reclassification items, respectively)	85	76	317	(98)
Net income (loss)	$189	$144	$668	($3,578)

NOTE 19 - BUSINESS SEGMENTS
The Company is managed by its CEO on a divisional basis. The Company’s two business segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a Vice Chairman who reports directly to the CEO. The CEO has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the CEO. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, Community Development, Non-Core assets, and other unallocated assets, liabilities, revenues and expenses.
Reportable Segments
Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. A description of each reportable segment and table of financial results is presented below:
Consumer Banking
The Consumer Banking segment focuses on retail customers and small businesses with annual revenues of up to $25 million. It offers traditional banking products and services, including checking, savings, home loans, student loans, credit cards, business loans and financial management services. It also operates an indirect auto financing business, providing financing for both new and used vehicles through auto dealerships. The segment’s distribution channels include a branch network, ATMs and a work force of experienced specialists ranging from financial consultants, mortgage loan officers and business banking officers to private bankers.
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $2.5 billion and provides a full complement of financial products and solutions, including loans, leases, trade financing, deposits, cash management, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on small and middle-market companies and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused on the Company's twelve-state core footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). Commercial Banking is organized by teams that target different client segments. A key component of the segment’s growth strategy is to expand its loan portfolio by originating high-quality commercial loans, which produce revenues consistent with its financial objectives and complies with its conservative credit policies. Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. The commercial lending teams offer a wide range of commercial loan products, including commercial real estate loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.
Non-segment Operations
Other
In addition to non-segment operations, Other includes certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. For example, Other includes goodwill and the associated pre-tax $4.4 billion goodwill impairment charge recorded in 2013.

	As of and for the Three Months Ended September 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$532	$270	$18	$820
Noninterest income	226	104	11	341
Total revenue	758	374	29	1,161
Noninterest expense	609	162	39	810
Profit (loss) before provision for credit losses	149	212	(10)	351
Provision for credit losses	66	—	11	77
Income (loss) before income tax expense (benefit)	83	212	(21)	274
Income tax expense (benefit)	29	73	(17)	85
Net income (loss)	$54	$139	($4)	$189
Total Average Assets	$49,012	$38,854	$40,825	$128,691

	As of and for the Three months ended September 30, 2013
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income (expense)	$543	$263	($36)	$770
Noninterest income	246	93	44	383
Total revenue	789	356	8	1,153
Noninterest expense	622	156	10	788
Profit (loss) before provision for credit losses	167	200	(2)	365
Provision for credit losses	87	3	55	145
Income (loss) before income tax expense (benefit)	80	197	(57)	220
Income tax expense (benefit)	28	70	(22)	76
Net income (loss)	$52	$127	($35)	$144
Total Average Assets	$46,169	$35,019	$36,198	$117,386

	As of and for the Nine Months Ended September 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,615	$790	$56	$2,461
Noninterest income	681	318	340	1,339
Total revenue	2,296	1,108	396	3,800
Noninterest expense	1,902	472	194	2,568
Profit before provision for credit losses	394	636	202	1,232
Provision for credit losses	195	(7)	59	247
Income before income tax expense	199	643	143	985
Income tax expense	69	222	26	317
Net income	$130	$421	$117	$668
Total Average Assets	$48,398	$37,951	$40,249	$126,598

	As of and for the Nine Months Ended September 30, 2013
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income (expense)	$1,633	$771	($125)	$2,279
Noninterest income	790	284	179	1,253
Total revenue	2,423	1,055	54	3,532
Noninterest expense	1,884	471	4,506	6,861
Profit (loss) before provision for credit losses	539	584	(4,452)	(3,329)
Provision for credit losses	243	(21)	125	347
Income (loss) before income tax expense (benefit)	296	605	(4,577)	(3,676)
Income tax expense (benefit)	104	214	(416)	(98)
Net income (loss)	$192	$391	($4,161)	($3,578)
Total Average Assets	$46,546	$34,938	$39,542	$121,026

Management accounting practices utilized by the Company as the basis for presentation for segment results include the following:

FTP adjustments

The Company utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits (or charges) the segments with the economic value of the funds created (or used) by the segments. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other.

Provision for credit losses allocations

Provision for credit losses is allocated to each business segment based on actual net charge-offs that have been recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other.

Income tax allocations

Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.

Expense allocations

Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services.

Goodwill

For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.

Substantially all revenues generated and long-lived assets held by the Company’s business segments are derived from clients that reside in the United States. Neither business segment earns revenue from a single external customer that represents 10 percent or more of the Company’s total revenues.

NOTE 20 - SHARE-BASED COMPENSATION
Equity Grants Prior to the IPO
Prior to the Company's IPO, RBS Group granted stock-based compensation awards to employees of the Company pursuant to its various long-term incentive plans, which are administered by the Performance and Remuneration Committee of the RBSG Board of Directors. Below is a summary of those awards. All stock-based compensation awards granted to Company employees have been historically settled in RBSG shares. Effective as of the IPO, no stock-based compensation awards in respect of RBSG shares will be granted to Company employees.
Restricted Stock Units
A restricted stock unit is the right to receive shares of stock on a future date, which may be subject to time-based vesting conditions and/or performance-based vesting conditions. Time-based restricted stock units granted historically have generally become vested ratably over a three-year period. Performance-based restricted stock units granted historically have generally become vested at the end of a three-year performance period, depending on the level of performance achieved during such period as compared to specified RBS Group, divisional and/or functional performance guideposts and subject to the further adjustment at the discretion of the Performance and Remuneration Committee of the RBSG Board of Directors.
The fair value of each award is determined on the grant date. All awards (whether they become vested in one increment or ratable increments) are expensed on a straight-line basis over the requisite service period. With respect to performance-based awards, over the performance and requisite service period (i.e., vesting period) of the award, the compensation expense and the number of shares of stock expected to be issued are adjusted upward or downward based upon the probability of achievement of performance. Once vesting has occurred, the related compensation cost recognized as expense is based on actual performance and the number of shares actually issued.
Special IPO Awards
In March 2014, RBS Group granted special IPO awards to certain Citizens employees. These awards were granted half in the form of restricted stock units in respect of RBSG shares and half as a fixed convertible bond. The special IPO awards are scheduled to vest 50% in March 2016 and 50% in March 2017, subject to certain conditions. Pursuant to their terms, upon the closing of the Company's IPO, these awards were converted into Company restricted stock units and the performance condition was met; however, following the offering these awards remain subject to the original vesting schedule (50% in March 2016 and 50% in March 2017) and other original terms and conditions.
Equity Award Conversion
In conjunction with the Company's IPO, any restricted stock units granted by RBS Group to Company employees that were unvested at the time of the offering and the bond portion of special IPO awards were converted into equity-based awards in respect of Company common stock. Converted awards are governed by the Citizens Financial Group, Inc. Converted Equity 2010

Deferral Plan and the Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (collectively, the "Converted Equity Plans") and are generally subject to the same terms and conditions as prior to conversion. However, when the awards become vested and are settled in accordance with their terms, grantees will receive shares of Company common stock. Following the offering, no additional awards were granted under the Converted Equity Plans.
The number of shares of Company common stock underlying converted awards was determined by dividing (A) the product of (x) the maximum number of RBSG shares underlying the awards outstanding as of the closing of the offering and (y) the average of the closing prices of RBSG shares on each of the 30 London Stock Exchange dealing days immediately prior to the pricing date of the offering (such 30-day period, the “Conversion Period”), converted into U.S. Dollars using the average British Pound to U.S. Dollar currency rate over the Conversion Period, by (B) the price per share of Company common stock on the pricing date of the offering. The bond portion of the special IPO awards was converted by dividing the bond value by the price per share of Company common stock on the pricing date of the offering.
The Company awarded 9,627,635 and 6,363,919 RBSG shares to employees during the nine months ended September 30, 2014 and 2013, respectively. The grant date fair value of the shares was $53 million and $30 million for the awards granted during the nine months ended September 30, 2014 and 2013, respectively. Grant date fair value for all RBSG awards is estimated using the fair value of RBSG shares on grant date. In September 2014, 19,055,349 of RBSG share awards were converted to 5,158,928 Citizens share awards.  The difference between the fair value of the RBSG restricted share units immediately preceding the conversion and the fair value of the Company equity-based awards granted was not material. The bond portions of the Special IPO awards were converted to 524,783 Citizens share awards. Total unvested share awards at September 30, 2014 were 5,706,624; this includes the Directors shares discussed below.
For the three months ended September 30, 2014, compensation expense related to share-based plans was $10 million compared to $9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, compensation expense related to share-based plans was $29 million compared to $24 million for the nine months ended September 30, 2013.
Employee Share Plans Following the IPO
Omnibus Incentive Plan
In connection with the offering, the Company adopted the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. This plan permits the Company to grant a variety of awards to employees and service providers. No awards have been granted under this plan to date.
Director Compensation Plan
In connection with the offering, the Company adopted the 2014 Non-Employee Directors Compensation Plan (the "Directors Plan"). Effective upon the closing of the offering, restricted stock units were granted by the Company to its non-employee directors under the Directors Plan. These grants are scheduled to vest on the earlier to occur of September 29, 2015 or the date of the 2015 annual shareholders meeting. If a dividend is paid on shares underlying the stock units prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to shareholders generally. In the event that a director ceases to serve on the Board of Directors prior to the vesting date for any reason other than under circumstances which would constitute cause, the restricted stock units will fully vest on the date of the director's cessation from service.
Employee Stock Purchase Plan
In connection with the offering, the Company adopted the 2014 Employee Stock Purchase Plan, which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Beginning in the fourth quarter of 2014 eligible employees may contribute up to 10% of eligible compensation to the ESPP, except that this limit is increased to 50% of eligible compensation for the first offering period during the fourth quarter of 2014; in each case, no participant may purchase shares in any year with a value exceeding $25,000. Offering periods under the ESPP are quarterly.
Shares of Company common stock are purchased by a participant on the last day of each quarter at a 10% discount from the fair market value (fair market value under the plan is defined as the closing price on the day of purchase). Prior to the date the shares are purchased, participants do not have any rights or privileges as a stockholder with respect to shares to be purchased at the end of the offering period.

NOTE 21 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except share data)	2014	2013	2014	2013
Numerator:
Basic:
Net income (loss) from operations	$189	$144	$668	($3,578)
Less: undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) available to common shareholders	$189	$144	$668	($3,578)
Diluted:
Net income (loss) from operations	$189	$144	$668	($3,578)
Less: undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) available to common shareholders	$189	$144	$668	($3,578)
Denominator:
Weighted-average common shares outstanding - basic	559,998,324	559,998,324	559,998,324	559,998,324
Dilutive common shares	245,423	—	82,707	—
Weighted-average common shares outstanding - diluted	560,243,747	559,998,324	560,081,031	559,998,324
Earnings per common share:
Basic	$0.34	$0.26	$1.19	($6.39)
Diluted	0.34	0.26	1.19	(6.39)

Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period, plus the effect of potential dilutive common shares such as share-based awards, using the treasury stock method. Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive.

Unvested restricted shares that contain non-forfeitable rights to dividends or undistributed earnings are participating securities and, therefore, are included in computing both basic and diluted EPS using the two-class method as mandated by relevant accounting guidance.

On August 22, 2014, the Company declared and made effective a 165,582-for-1 forward stock split of common stock. As a result, all share and per share data have been restated to reflect the effect of the split.

NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Deposit insurance	$23	$18	$69	$67
Promotional expense	19	18	60	56
Settlements and operating losses	10	9	74	32
Postage and delivery	12	14	37	39
Other	58	64	199	190
Other operating expense	$122	$123	$439	$384

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to September 30, 2014 through the date the unaudited interim Consolidated Financial Statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unaudited interim Consolidated Financial Statements and related Notes, other than that on October 8, 2014 Citizens executed a capital exchange transaction which involved the issuance of $334 million of 10-year subordinated notes to RBSG at a rate of 4.082% and the simultaneous repurchase of 14,297,761 shares of common stock owned by RBS Group a total cost of $334 million and an average price per share of $23.36. The purchase price per share was the average of the daily volume-weighted average price of a share of our common stock as reported by the New York Stock Exchange over the five trading days preceding the purchase date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This document contains forward-looking statements within the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•
negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	our ability to implement our strategic plan, including the cost savings and efficiency components, and achieve our indicative performance targets;

•	our ability to remedy regulatory deficiencies and meet supervisory requirements and expectations;

•	liabilities resulting from litigation and regulatory investigations;

•
our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;

•
the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

•
changes in interest rates and market liquidity, as well as the magnitude of such changes, which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	management’s ability to identify and manage these and other risks; and

•	any failure by us to successfully replicate or replace certain functions, systems and infrastructure provided by RBS Group.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends.

In addition, the timing and manner of the sale of RBS Group’s remaining ownership of our common stock remains uncertain, and we have no control over the manner in which RBS Group may seek to divest such remaining shares. Any such sale would impact the price of our shares of common stock.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission and declared effective on September 23, 2014.

Selected Consolidated Financial Data
    We derived the summary consolidated operating data for the three and nine months ended September 30, 2014 and 2013 and the summary Consolidated Balance Sheet data as of September 30, 2014 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information located elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of those to be expected for the year ending December 31, 2014 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2014	2013	2014	2013
OPERATING DATA:
Net interest income	$820	$770	$2,461	$2,279
Noninterest income	341	383	1,339	1,253
Total revenue	1,161	1,153	3,800	3,532
Provision for credit losses	77	145	247	347
Noninterest expense	810	788	2,568	6,861
Noninterest expense, excluding goodwill impairment (1)	810	788	2,568	2,426
Income (loss) before income tax expense (benefit)	274	220	985	(3,676)
Income tax expense (benefit)	85	76	317	(98)
Net income (loss)	189	144	668	(3,578)
Net income, excluding goodwill impairment (1)	189	144	668	502
Net income (loss) per average common share - basic and diluted (2)	0.34	0.26	1.19	(6.39)
Net income per average common share - basic and diluted, excluding goodwill impairment (1) (2)	0.34	0.26	1.19	0.89
OTHER OPERATING DATA:
Return on average common equity (3) (12)	3.87%	2.91%	4.59%	(15.04)%
Return on average common equity, excluding goodwill impairment (1) (12)	3.87	2.91	4.59	2.96
Return on average tangible common equity (1) (12)	5.81	4.34	6.90	(25.54)
Return on average tangible common equity, excluding goodwill impairment (1) (12)	5.81	4.34	6.90	5.03
Return on average total assets (4) (12)	0.58	0.49	0.71	(2.82)
Return on average total assets, excluding goodwill impairment (1) (12)	0.58	0.49	0.71	0.55
Return on average total tangible assets (1) (12)	0.61	0.52	0.74	(3.05)
Return on average total tangible assets, excluding goodwill impairment (1) (12)	0.61	0.52	0.74	0.60
Efficiency ratio (1)	69.84	68.49	67.58	194.29
Efficiency ratio, excluding goodwill impairment (1)	69.84	68.49	67.58	68.70
Net interest margin (5) (12)	2.77	2.88	2.84	2.85

	September 30,	December 31,
(dollars in millions)	2014	2013
BALANCE SHEET DATA:
Total assets	$131,341	$122,154
Loans and leases (6)	90,749	85,859
Allowance for loan and lease losses	1,201	1,221
Total securities	24,848	21,245
Goodwill	6,876	6,876
Total liabilities	111,958	102,958
Deposits (7)	93,463	86,903
Federal funds purchased and securities sold under agreements to repurchase	5,184	4,791
Other short-term borrowed funds	6,715	2,251
Long-term borrowed funds	2,062	1,405
Stockholders' equity	19,383	19,196
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.32%	1.42%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	111.30	86.17
Nonperforming loans and leases as a percentage of total loans and leases	1.19	1.65
Nonperforming assets to total assets	0.85	1.20
Capital Ratios:
Tier 1 capital ratio (8)	12.9	13.5
Total capital ratio (9)	16.1	16.1
Tier 1 common equity ratio (10)	12.9	13.5
Leverage ratio (11)	10.9	11.6

(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”
(2) EPS information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(3) We define “Return on average common equity” as net income (loss) divided by average common equity.
(4) We define “Return on average total assets” as net income (loss) divided by average total assets.
(5) We define “Net interest margin” as net interest income divided by average total interest-earning assets.
(6) Excludes loans held for sale of $208 million and $1.3 billion as of September 30, 2014 and December 31, 2013, respectively.
(7) Excludes deposits held for sale of $5.3 billion as of December 31, 2013.
(8) “Tier 1 capital ratio” is Tier 1 capital balance divided by total risk-weighted assets as defined under Basel I.
(9) “Total capital ratio” is total capital balance divided by total risk-weighted assets as defined under Basel I.
(10) “Tier 1 common equity ratio” is Tier 1 capital balance, minus preferred stock, divided by total risk-weighted assets as defined under Basel I.
(11) “Leverage ratio” is Tier 1 capital balance divided by quarterly average total assets as defined under Basel I.
(12) Operating ratios for the periods ended September 30, 2014 and 2013 are presented on an annualized basis.

Overview
We are the 13th largest retail bank holding company in the United States according to SNL Financial with $131.3 billion of total assets as of September 30, 2014. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,900 employees strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through our two wholly-owned banking subsidiaries, CBNA and CBPA.
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Consumer Banking accounted for $47.2 billion and $45.2 billion, or approximately 53% and 53% of our year-to-date average loan and lease balances (including loans held for sale) for the nine months ended September 30, 2014 and 2013, respectively. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.

Commercial Banking accounted for $37.3 billion and $34.3 billion, or approximately 42% and 40% of our year-to-date average loan and lease balances (including loans held for sale) for the nine months ended September 30, 2014 and 2013, respectively. Commercial Banking offers a broad complement of financial products and solutions, including lending and leasing, trade financing, deposit and treasury management, foreign exchange and interest rate risk management, corporate finance and debt and equity capital markets capabilities.
As of September 30, 2014 and December 31, 2013, we had $3.3 billion and $3.8 billion, respectively, of non-core asset balances, which are included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these loans down since they were designated as non-core on June 30, 2009, and the portfolio decreased a further 15% as of September 30, 2014 compared to December 31, 2013. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally).

Recent Events
On September 29, 2014, we completed the IPO of 161,000,000 shares, or 28.8%, of our common stock, which includes the full exercise of the underwriters’ option to purchase an additional 21,000,000 shares. Our common stock began trading on the New York Stock Exchange on September 24, 2014, under the ticker symbol “CFG.” Upon completion of a capital transaction with RBS Group on October 8, 2014, RBS Group owned 70.5% of the outstanding common stock of CFG. For additional information, see “Capital” and Note 23 “Subsequent Events” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information located elsewhere in this report.

On June 20, 2014, we completed the sale of certain assets and liabilities associated with our Chicago-area retail branches, small business relationships and select middle market relationships to U.S. Bancorp. The agreement to sell these assets and liabilities to U.S. Bancorp had previously been announced in January 2014. This sale included 103 branches, including 94 full-service branches, with $4.8 billion of deposits and $1.0 billion in loans as of June 20, 2014. We recorded a gain on sale of $288 million and also incurred related expenses of $17 million. Management estimates that the Chicago Divestiture has the effect of reducing quarterly net interest income by approximately $13 million, noninterest income by approximately $12 million and noninterest expense by approximately $21 million. We intend to invest the majority of the sale proceeds over time into higher returning activities.

On May 29, 2014, we entered into an agreement with a third party to purchase predominantly prime auto loans, including an initial purchase of $150 million in principal balances of loans. On the same date, we entered into an agreement with the same party to purchase auto loans for future rolling 90-day periods that automatically renew until termination by either party. For the first year ended May 29, 2015, we are required to purchase a minimum of $250 million in principal balances of loans up to a maximum of $600 million in principal balances of loans per rolling 90-day period. After May 29, 2015, the minimum per each rolling 90-day period increases to $400 million in principal balances of loans, with a maximum of $600 million in principal balances of loans. We may cancel the agreement at any time at will; however, if we elect to cancel at any time during the first three years of the agreement, we will be charged a variable termination fee.
Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national, regional and local economic conditions, as well as the perception of those conditions and future economic prospects. The significant macro-economic factors that impact our business are: the U.S. and global economic landscapes, unemployment rates, the housing markets and interest rates.
The U.S. economy expanded 3.5% in the three months ended September 30, 2014, as gains in retail sales and government spending were offset by leaner inventories and slower consumer spending, resulting in slower growth from the 4.6% pace in the second quarter of 2014. This expansion followed considerable improvement in the economic landscape in 2013, with nominal GDP growth averaging 3.1% for the year. The Eurozone economy was flat in the three months ended June 30, 2014, after having emerged from recession in the second half of 2013. A slowing economy in Germany and the crisis in Ukraine added to fears of a weaker recovery in Europe. In response the European Central Bank announced additional easing measures that include the further lowering of benchmark interest rates and the purchasing of private sector credit. The U.S. unemployment rate dropped from 6.7% at year-end 2013, to 5.9% at September 30, 2014. The overall improvement was partially driven by a decrease in the labor force participation rate, which declined to its lowest level in over 35 years. After a pause in late 2013 and the first quarter of 2014, the housing market continued to strengthen in the third quarter of 2014, as demonstrated by an increase in existing home sales; however, with slowing price increases. The Federal Reserve Board maintained very accommodative monetary policy conditions through a zero to 25 basis point federal funds target at the short end of the curve, and quantitative easing programs designed to reduce longer tenor rates. Interest rates remain relatively low, and financial conditions are supportive of continued growth. See “Interest rates” below for further discussion of the impact of interest rates on our results.

Credit trends
Credit trends improved during the three months ended September 30, 2014 compared to the same period in 2013, largely driven by improving macro-economic factors as discussed above. Net charge-offs for the three months ended September 30, 2014 of $88 million decreased $43 million, or 33%, from $131 million for the three months ended September 30, 2013. The annualized net charge-offs as a percentage of total average loans improved to 0.38% for the three months ended September 30, 2014, compared to 0.61% for the three months ended September 30, 2013.
Credit trends improved during the nine months ended September 30, 2014 compared to the same period in 2013, largely driven by improving macro-economic factors as discussed above. Net charge-offs for the nine months ended September 30, 2014 of $243 million decreased $143 million, or 37%, from $386 million for the nine months ended September 30, 2013. The annualized net charge-offs as a percentage of total average loans improved to 0.37% for the nine months ended September 30, 2014, compared to 0.61% for the nine months ended September 30, 2013. The overall charge-off rates are expected to increase marginally in 2015 and 2016 but are expected to remain below 2013 levels as commercial recovery opportunities dissipate, home prices stabilize and non-core portfolios continue to run-off.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates. For further discussion, refer to “Risk Governance" and "Market Risk-Non-Trading Risk.”
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. However, the yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market or, at times, by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2013 and through the nine months ended September 30, 2014, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income. The low interest rate environment has compressed our net interest margin in recent periods.
In 2013 and through the nine months ended September 30, 2014, the Federal Reserve Board maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. As of September 30, 2014, the Federal Reserve was purchasing $15.0 billion per month composed of $10.0 billion in Treasury securities and $5.0 billion in agency mortgage-backed securities. The Federal Reserve Board announced an end to purchases in October 2014.
Regulatory trends
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, and anti-money laundering compliance and increased internal audit activities. As a result of these heightened expectations, we expect to incur additional costs for additional compliance personnel or professional fees associated with advisors and consultants.

Dodd-Frank regulation
We are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Act are subject to final rulemaking that will take effect over several years. The Dodd-Frank Act will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that specifically impact our business are the repeal of a previous prohibition against payment of interest on demand deposits, which became effective in July 2011, the introduction of a stress-testing and capital planning framework developed by the Federal Reserve Board, known as CCAR and the DFAST framework. The DFAST process projects net income, loan losses and capital ratios over a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the Federal Reserve Board as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule. During the third quarter of 2014, as part of our obligations under DFAST, we published the results of our mid-cycle severely adverse scenario. These results can be viewed on our Investor Relations website under "Regulatory Disclosures." Consistent with the purpose of the DFAST process and the assumptions used in order to assess our likely performance during hypothetical economic conditions, the projected results under the DFAST severely adverse scenarios show severe negative impacts on earnings. However, these pro forma results should not be interpreted to be management expectations in light of the current economic and operating environment.
Repeal of the prohibition on depository institutions paying interest on demand deposits
We began offering interest-bearing corporate checking accounts after the 2011 repeal of the prohibition on depository institutions paying interest on demand deposits. Currently, industrywide interest rates for this product are very low and thus far the impact of the repeal has not had a significant effect on our results. However, market rates could increase more significantly in the future. If we need to pay higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense would increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to retain demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or limit potential future asset growth.
Comprehensive Capital Analysis and Review
CCAR is an annual exercise by the Federal Reserve Board to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and robust, forward-looking capital planning processes that account for their unique risks.
As part of CCAR, the Federal Reserve Board evaluates institutions’ capital adequacy, internal capital adequacy assessment processes and their plans to make capital distributions, such as dividend payments or stock repurchases. In March 2014, the Federal Reserve Board objected on qualitative grounds to our capital plan submitted as part of the CCAR process. In addition to modifications we may be required to make in connection with our proposed capital distributions through the CCAR process, we may incur additional expenses in connection with the CCAR process that would affect our profitability and results of operations.
Basel III final rules applicable to us and our banking subsidiaries
In July 2013, the Federal Reserve Board, OCC, and FDIC issued the U.S. Basel III final rules. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rules, such as the new minimum capital ratios, will become effective on January 1, 2015. In order to comply with the new capital requirements, we established capital ratio targets that meet or exceed U.S. regulatory expectations under fully phased-in Basel III rules, and as a result our capital requirements were increased.

HELOC Payment Shock
Recent attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of September 30, 2014, approximately 31% of our $16.1 billion HELOC portfolio, or $5.0 billion in drawn balances, and $4.1 billion in undrawn balances, were subject to a payment reset or balloon payment between October 1, 2014 and December 31, 2017, including $294 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
To help manage this exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Preliminary results indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of September 30, 2014, for the $668 million of our HELOC portfolio that was originally structured with a reset period in 2013, 93.4% of the balances were refinanced, paid off or were current on payments, 3.5% were past due and 3.1% had been charged off. As of September 30, 2014, for the $898 million of our HELOC portfolio that was originally structured with a reset period in 2014, 95.1% of the balances were refinanced, paid off or were current on payments, 4.1% were past due and 0.8% had been charged off. HELOC portfolio balances of $127 million are scheduled to reset in the remainder of 2014. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Goodwill
During the 19-year period from 1988 to 2007, we completed a series of more than 25 acquisitions of other financial institutions and financial assets and liabilities. We accounted for these types of business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s net assets are recorded at fair value at the date of acquisition, and the difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
Under relevant accounting guidance, we are required to review goodwill for impairment annually, or more frequently if events or circumstances indicate that the fair value of any of our business units might be less than its carrying value. The valuation of goodwill is dependent on forward-looking expectations related to the performance of the U.S. economy and our associated financial performance.
The prolonged delay in the full recovery of the U.S. economy, and the impact of that delay on our earnings expectations, prompted us to record a $4.4 billion pre-tax ($4.1 billion after-tax) goodwill impairment as of June 30, 2013 related to our Consumer Banking reporting unit. For segment reporting purposes, the impairment charge is reflected in Other.
Although the U.S. economy has demonstrated signs of recovery, notably improvements in unemployment and housing, the pace and extent of recovery in these indicators, as well as in overall gross domestic product, have lagged behind previous expectations. The impact of the slow recovery is most evident in Consumer Banking. The forecasted lower economic growth for the United States, coupled with increasing costs of complying with the new regulatory framework in the financial industry, resulted in a deceleration of expected growth for Consumer Banking’s future income, which resulted in our recording of a goodwill impairment charge during the second quarter of 2013. We have recorded goodwill impairment charges in the past and any further impairment to our goodwill could materially affect our results in any given period. As of both September 30, 2014 and December 31, 2013, we had a carrying value of goodwill of $6.9 billion. For additional information regarding our goodwill impairment testing, see Note 5 “Goodwill” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report as well as Note 1 “Significant Accounting Policies” and Note 8 “Goodwill” to our audited Consolidated Financial Statements.
Investment in our business
We regularly incur expenses associated with investments in our infrastructure, and, from 2009 to year end 2013, we have invested more than $1.0 billion in infrastructure and technology, with an additional $250 million planned for each of 2014 and 2015. These investments, which are designed to lower our costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality. These investments also involved spending to prepare for the planned rollout of our new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.

Operating expenses to operate as a fully independent public company
As part of our transition to a stand-alone company, we expect to incur one-time expenditures of approximately $55 million, including capitalized costs of $18 million, as well as ongoing incremental expenses of approximately $34 million per year. We expect these ongoing costs will include higher local charges associated with exiting worldwide vendor relationships and incremental expenses to support information technology, compliance, corporate governance, regulatory, financial and risk infrastructure that are necessary to enable us to operate as a fully stand-alone public company.

Principal Components of Operations and Key Performance Metrics Used By Management
As a banking institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and statement of operations, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable banking institutions in our region and nationally.
The primary line items we use in our key performance metrics to manage and evaluate our statement of operations include net interest income, noninterest income, total revenue, provision for credit losses, noninterest expense and net (loss) income. The primary line items we use in our key performance metrics to manage and evaluate our balance sheet data include loans and leases, securities, allowance for credit losses, deposits, borrowed funds and derivatives.

Net interest income
Net interest income is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the cost of such liabilities. Net interest income is impacted by the relative mix of interest-earning assets and interest-bearing liabilities, movements in market interest rates, levels of nonperforming assets and pricing pressure from competitors. The mix of interest-earning assets is influenced by loan demand and by management’s continual assessment of the rate of return and relative risk associated with various classes of interest-earning assets.

The mix of interest-bearing liabilities is influenced by management’s assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in our market and the availability and pricing of other sources of funds.

Noninterest income
The primary components of our noninterest income are service charges and fees, card fees, trust and investment services revenue and securities gains, net.

Total revenue
Total revenue is the sum of our net interest income and our noninterest income.

Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “Critical Accounting Estimates—Allowance for Credit Losses,” Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report as well as Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements.

Noninterest expense
Noninterest expense includes salary and employee benefits, outside services, occupancy expense, equipment expense, goodwill impairment, and other operating expenses.

Net income (loss)
We evaluate our net income based on measures including return on average common equity, return on average total assets, return on average tangible common equity and efficiency ratio.

Loans and leases
We classify our loans and leases pursuant to the following classes: commercial, commercial real estate, leases, residential (including residential mortgages and home equity loans and lines of credit), home equity products serviced by others (including certain purchased home equity loans and lines of credit), other secured retail (including automobile loans and other installment loans) and unsecured retail (including student loans and credit card).

Loans are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs and unamortized premiums or discounts (on purchased loans). Deferred loan origination fees and costs and purchase discounts and premiums are amortized as an adjustment of yield over the life of the loan, using the level yield interest method. Unamortized amounts remaining upon prepayment or sale are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.
Leases are classified at the inception of the lease by type. Lease receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Lease residual values are reviewed at least annually for other-than-temporary impairment, with valuation adjustments recognized currently against noninterest income. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.
Mortgage loans held for sale are carried at fair value. As of December 31, 2013, other loans held for sale primarily include loans relating to our Chicago branch network and are carried at the lower of cost or fair value.

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading account assets and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our available for sale portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and are carried at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading account assets and are carried at fair value. Realized and unrealized gains and losses on such assets are reported in noninterest income. Other investment securities are comprised mainly of FHLB stock and Federal Reserve Bank stock, which are carried at cost.

Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the allowance for loan and lease losses and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the adequacy of the allowance for credit losses using the following ratios: allowance for loan and lease losses as a percentage of total loans and leases; allowance for loan and lease losses as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “Critical Accounting Estimates-Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements.

Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits. As of September 30, 2014 and December 31, 2013, total deposits were $93.5 billion and $86.9 billion, respectively.

Borrowed funds
As of September 30, 2014, our total short-term borrowed funds include federal funds purchased, securities sold under agreement to repurchase and other short-term borrowed funds. As of September 30, 2014 and December 31, 2013, total short-term borrowed funds were $11.9 billion and $7.0 billion, respectively. Our total short-term borrowed funds are offset by $1.9 billion and $1.4 billion in excess reserves held at Federal Reserve Banks as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, our long-term borrowed funds include $350 million of fixed rate subordinated debt held by external parties and $1.7 billion of subordinated debt held by the RBS Group. During the third quarter of 2014, we exchanged Tier 1 common equity for Tier 2 subordinated debt.
Subsequent to the close of the quarter, on October 8, 2014 we executed a capital exchange transaction with RBS Group which involved the issuance of $334 million of 10-year subordinated notes at a rate of 4.082% and the simultaneous repurchase of 14,297,761 shares of common stock owned by RBS Group at an average price per share of $23.36. In addition, we plan to continue our strategy of capital optimization by exchanging an additional $500 million - $750 million for a lesser form of regulatory capital in 2015 and 2016, subject to regulatory approval and market conditions.

Derivatives
Historically, we have used pay-fixed interest rate swaps to synthetically lengthen liabilities, offsetting duration in fixed-rate assets. With our material prepayment of fixed-rate mortgages and home equity loans since 2008, these swaps were no longer needed and have been terminated or allowed to run-off, resulting in a reduction in the notional balance of these swaps to $1.0 billion as of September 30, 2014, from $1.5 billion as of December 31, 2013.
We also use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. As of September 30, 2014, a notional amount of $4.0 billion receive-fixed swaps had been executed. The assets and liabilities recorded for derivatives designated as hedges reflect the market value of these hedge instruments.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
Key Performance Metrics and Non-GAAP Financial Measures
We consider various measures when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•	Return on average common equity, which we define as net income (loss) divided by average common equity;

•
Return on average tangible common equity, which we define as net income (loss) divided by the difference of average common equity excluding average goodwill, (net of related deferred tax liability), and average other intangibles;

•	Return on average total assets, which we define as net income (loss) divided by average total assets;

•
Return on average total tangible assets, which we define as net income (loss) divided by average total assets excluding average goodwill, (net of related deferred tax liability), and average other intangibles;

•
Efficiency ratio, which we define as the ratio of our total noninterest expense to the sum of net interest income and total noninterest income. We measure our efficiency ratio to evaluate the efficiency of our operations as it helps us monitor how costs are changing compared to our income. A decrease in our efficiency ratio represents improvement; and

•
Net interest margin, which we calculate by dividing annualized net interest income for the period by average total interest-earning assets, is a key measure that we use to evaluate our net interest income.

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. We also present noninterest expense, net income (loss), return on average total tangible assets, return on average tangible common equity, return on average common equity, return on average total assets, and efficiency ratio, excluding the $4.4 billion pre-tax ($4.1 billion after-tax) goodwill impairment we incurred for the three and nine months ended September 30, 2013. In addition, we present net income (loss) and return on average tangible common equity, net of goodwill impairment, restructuring charges and special items for the three and nine months ended September 30, 2014 and 2013. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe goodwill impairment, restructuring charges and special items in any period does not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without goodwill impairment, restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.

We also consider pro forma capital ratios defined by banking regulators but not effective at each period end to be non-GAAP financial measures. Since analysts and banking regulators may assess our capital adequacy using these pro forma ratios, we believe they are useful to provide investors the ability to assess our capital adequacy on the same basis.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies. We caution investors not to place undue reliance on such non-GAAP measures, but instead to consider them with the most directly comparable GAAP measure. Non-GAAP measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for our results reported under GAAP.

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2014	2013	2014	2013
Noninterest expense, excluding goodwill impairment:
Noninterest expense (GAAP)	A	$810	$788	$2,568	$6,861
Less: Goodwill impairment (GAAP)		—	—	—	4,435
Noninterest expense, excluding goodwill impairment (non-GAAP)	B	$810	$788	$2,568	$2,426
Net income (loss), excluding goodwill impairment:
Net income (loss) (GAAP)	C	$189	$144	$668	($3,578)
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	—	4,080
Net income (loss), excluding goodwill impairment (non-GAAP)	D	$189	$144	$668	$502
Return on average common equity, excluding goodwill impairment:
Average common equity (GAAP)	E	$19,411	$19,627	$19,463	$22,667
Return on average common equity, excluding goodwill impairment (non-GAAP)(1)	D/E	3.87%	2.91%	4.59%	2.96%
Return on average tangible common equity, excluding goodwill impairment:
Average common equity (GAAP)	E	$19,411	$19,627	$19,463	$22,667
Less: Average goodwill (GAAP)		6,876	6,876	6,876	9,800
Less: Average other intangibles (GAAP)		6	9	7	10
Add: Average deferred tax liabilities related to goodwill (GAAP)		384	325	368	486
Average tangible common equity (non-GAAP)	F	$12,913	$13,067	$12,948	$13,343
Return on average tangible common equity (non-GAAP)(1)	C/F	5.81%	4.34%	6.90%	(25.54)%
Return on average tangible common equity, excluding goodwill impairment (non-GAAP)(1)	D/F	5.81%	4.34%	6.90%	5.03%

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2014	2013	2014	2013
Noninterest expense, excluding goodwill impairment:
Return on average total assets, excluding goodwill impairment:
Average total assets (GAAP)	G	$128,691	$117,386	$126,598	$121,026
Return on average total assets, excluding goodwill impairment (non-GAAP)(1)	D/G	0.58%	0.49%	0.71%	0.55%
Return on average total tangible assets, excluding goodwill impairment:
Average total assets (GAAP)	G	$128,691	$117,386	$126,598	$121,026
Less: Average goodwill (GAAP)		6,876	6,876	6,876	9,800
Less: Average other intangibles (GAAP)		6	9	7	10
Add: Average deferred tax liabilities related to goodwill (GAAP)		384	325	368	486
Average tangible assets (non-GAAP)	H	$122,193	$110,826	$120,083	$111,702
Return on average total tangible assets (non-GAAP)(1)	C/H	0.61%	0.52%	0.74%	(3.05)%
Return on average total tangible assets, excluding goodwill impairment (non-GAAP)(1)	D/H	0.61%	0.52%	0.74%	0.60%
Efficiency ratio, excluding goodwill impairment:
Net interest income (GAAP)		$820	$770	$2,461	$2,279
Noninterest income (GAAP)		341	383	1,339	1,253
Total revenue (GAAP)	I	$1,161	$1,153	$3,800	$3,532
Efficiency ratio (non-GAAP)	A/I	69.84%	68.49%	67.58%	194.29%
Efficiency ratio, excluding goodwill impairment (non-GAAP)	B/I	69.84%	68.49%	67.58%	68.70%
Net income (loss) per average common share-basic and diluted, excluding goodwill impairment:
Average common shares outstanding - basic (GAAP)	J	559,998,324	559,998,324	559,998,324	559,998,324
Average common shares outstanding - diluted (GAAP)	K	560,243,747	559,998,324	560,081,031	559,998,324
Net income (loss) applicable to common stockholders (GAAP)	L	$189	$144	$668	($3,578)
Net income (loss) per average common share - basic (GAAP)	L/J	0.34	0.26	1.19	(6.39)
Net income (loss) per average common share - diluted (GAAP)	L/K	0.34	0.26	1.19	(6.39)
Net income (loss) applicable to common stockholders, excluding goodwill impairment (non-GAAP)	M	189	144	668	502
Net income (loss) per average common share-basic, excluding goodwill impairment (non-GAAP)	M/J	0.34	0.26	1.19	0.89
Net income (loss) per average common share-diluted, excluding goodwill impairment (non-GAAP)	M/K	0.34	0.26	1.19	0.89

		As of September 30,
(dollars in millions, except per-share amounts)	Ref.	2014
Pro forma Basel III common equity Tier 1 capital ratio:
Tier 1 common capital (regulatory)		$13,330
Less: Change in DTA and other threshold deductions (GAAP)		(5)
Basel III common equity Tier 1 (non-GAAP)	N	$13,335
Risk-weighted assets (regulatory general risk weight approach)		$103,207
Add: Net change in credit and other risk-weighted assets (regulatory)		3,207
Basel III risk-weighted assets (non-GAAP)	O	$106,414
Pro forma Basel III common equity Tier 1 capital ratio (non-GAAP)	N/O	12.5%
Pro forma Basel III Tier 1 capital ratio:
Basel III common equity Tier 1 (non-GAAP)	N	$13,335
Add: Trust preferred and minority interest (GAAP)		—
Basel III Tier 1 capital (non-GAAP)	P	$13,335
Pro forma Basel III Tier 1 capital ratio (non-GAAP)	P/O	12.5%
Pro forma Basel III total capital ratio:
Total Tier 2 common capital (regulatory)		$3,282
Add: Excess allowance for loan and lease losses (regulatory)		—
Less: Reserves exceeding 1.25% of risk-weighted assets (regulatory)		—
Basel III common equity Tier 2 (non-GAAP)	Q	$3,282
Pro forma Basel III total capital (non-GAAP)	N+Q	$16,617
Pro forma Basel III total capital ratio (non-GAAP)	(N+Q)/O	15.6%
Pro forma Basel III leverage ratio:
Quarterly average assets (GAAP)		$128,718
Less: Goodwill (GAAP)		6,876
Less: Restricted core capital elements (regulatory)(2)		12
Add: Deferred tax liability related to goodwill (GAAP)		399
Add: Other comprehensive income pension adjustments (GAAP)		292
Basel III adjusted average assets (non-GAAP)	R	$122,521
Pro forma leverage ratio (non-GAAP)	N/R	10.9%

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions)	Ref.	2014	2013	2014	2013
Net income (loss), excluding goodwill impairment, restructuring charges and special items:
Net income (loss) (GAAP)	C	$189	$144	$668	($3,578)
Add: Goodwill impairment (GAAP)		—	—	—	4,080
Add: Restructuring charges (GAAP)		—	—	64	—
Special items:
Less: Net gain on the Chicago Divestiture (GAAP)		—	—	180	—
Add: Regulatory charges (GAAP)		10	—	13	—
Add: Separation expenses / IPO related (GAAP)		3	—	8	—
Net income (loss), excluding goodwill impairment, restructuring charges and special items (non-GAAP)	S	$202	$144	$573	$502
Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items:
Average common equity (GAAP)	E	$19,411	$19,627	$19,463	$22,667
Less: Average goodwill (GAAP)		6,876	6,876	6,876	9,800
Less: Average other intangibles (GAAP)		6	9	7	10
Add: Average deferred tax liabilities related to goodwill (GAAP)		384	325	368	486
Average tangible common equity (non-GAAP)	F	$12,913	$13,067	$12,948	$13,343
Return on average tangible common equity (non-GAAP)	C/F	5.81%	4.34%	6.90%	(25.54)%
Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items (non-GAAP) (1)	S/F	6.22%	4.34%	5.92%	5.03%

		As of and for the Three Months Ended September 30,
		2014				2013
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss), excluding goodwill impairment:
Net income (loss) (GAAP)	T	$54	$139	($4)	$189	$52	$127	($35)	$144
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	—	—	—	—	—	—
Net income (loss), excluding goodwill impairment (non-GAAP)	U	$54	$139	($4)	$189	$52	$127	($35)	$144
Efficiency ratio:
Total revenue (GAAP)	V	$758	$374	$29	$1,161	$789	$356	$8	$1,153
Noninterest expense (GAAP)	W	$609	$162	$39	$810	$622	$156	$10	$788
Less: Goodwill impairment (GAAP)		—	—	—	—	—	—	—	—
Noninterest expense, excluding goodwill impairment (non- GAAP)	X	$609	$162	$39	$810	$622	$156	$10	$788
Efficiency ratio (non-GAAP)	W/V	80.42%	43.35%	NM	69.84%	78.83%	43.69%	NM	68.49%
Efficiency ratio, excluding goodwill impairment (non-GAAP)	X/V	80.42%	43.35%	NM	69.84%	78.83%	43.69%	NM	68.49%
Return on average total tangible assets:
Average total assets (GAAP)	Y	$49,012	$38,854	$40,825	$128,691	$46,169	$35,019	$36,198	$117,386
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	6	6	—	—	9	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	384	384	—	—	325	325
Average total tangible assets (non-GAAP)	Z	$49,012	$38,854	$34,327	$122,193	$46,169	$35,019	$29,638	$110,826
Return on average total tangible assets (non-GAAP)(4)	T/Z	0.44%	1.42%	NM	0.61%	0.45%	1.46%	NM	0.52%
Return on average total tangible assets, excluding goodwill impairment (non-GAAP)(4)	U/Z	0.44%	1.42%	NM	0.61%	0.45%	1.46%	NM	0.52%
Return on average tangible common equity:
Average common equity (GAAP)(3)	AA	$4,685	$4,205	$10,521	$19,411	$4,403	$3,855	$11,369	$19,627
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	6	6	—	—	9	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	384	384	—	—	325	325
Average tangible common equity (non-GAAP)(3)	BB	$4,685	$4,205	$4,023	$12,913	$4,403	$3,855	$4,809	$13,067
Return on average tangible common equity (non-GAAP)(3)(4)	T/BB	4.57%	13.10%	NM	5.81%	4.69%	13.24%	NM	4.34%
Return on average tangible common equity, excluding goodwill impairment (non-GAAP)(3)(4)	U/BB	4.57%	13.10%	NM	5.81%	4.69%	13.24%	NM	4.34%

		As of and for the Nine Months Ended September 30,
		2014				2013
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss), excluding goodwill impairment:
Net income (loss) (GAAP)	T	$130	$421	$117	$668	$192	$391	($4,161)	($3,578)
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	—	—	—	—	4,080	4,080
Net income (loss), excluding goodwill impairment (non-GAAP)	U	$130	$421	$117	$668	$192	$391	($81)	$502
Efficiency ratio:
Total revenue (GAAP)	V	$2,296	$1,108	$396	$3,800	$2,423	$1,055	$54	$3,532
Noninterest expense (GAAP)	W	$1,902	$472	$194	$2,568	$1,884	$471	$4,506	$6,861
Less: Goodwill impairment (GAAP)		—	—	—	—	—	—	4,435	4,435
Noninterest expense, excluding goodwill impairment (non- GAAP)	X	$1,902	$472	$194	$2,568	$1,884	$471	$71	$2,426
Efficiency ratio (non-GAAP)	W/V	82.82%	42.62%	NM	67.58%	77.78%	44.64%	NM	194.29%
Efficiency ratio, excluding goodwill impairment (non-GAAP)	X/V	82.82%	42.62%	NM	67.58%	77.78%	44.64%	NM	68.70%
Return on average total tangible assets:
Average total assets (GAAP)	Y	$48,398	$37,951	$40,249	$126,598	$46,546	$34,938	$39,542	$121,026
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	9,800	9,800
Less: Average other intangibles (GAAP)		—	—	7	7	—	—	10	10
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	368	368	—	—	486	486
Average total tangible assets (non-GAAP)	Z	$48,398	$37,951	$33,734	$120,083	$46,546	$34,938	$30,218	$111,702
Return on average total tangible assets (non-GAAP)(4)	T/Z	0.36%	1.48%	NM	0.74%	0.55%	1.51%	NM	(3.05)%
Return on average total tangible assets, excluding goodwill impairment (non-GAAP)(4)	U/Z	0.36%	1.48%	NM	0.74%	0.55%	1.51%	NM	0.60%
Return on average tangible common equity:
Average common equity (GAAP)(3)	AA	$4,635	$4,120	$10,708	$19,463	$4,377	$3,870	$14,420	$22,667
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	9,800	9,800
Less: Average other intangibles (GAAP)		—	—	7	7	—	—	10	10
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	368	368	—	—	486	486
Average tangible common equity (non-GAAP)(3)	BB	$4,635	$4,120	$4,193	$12,948	$4,377	$3,870	$5,096	$13,343
Return on average tangible common equity (non-GAAP)(3)(4)	T/BB	3.76%	13.67%	NM	6.90%	5.86%	13.59%	NM	(25.54)%
Return on average tangible common equity, excluding goodwill impairment (non-GAAP)(3)(4)	U/BB	3.76%	13.67%	NM	6.90%	5.86%	13.59%	NM	5.03%

(1)	Ratios for the periods ended September 30, 2014 and 2013 are presented on an annualized basis.

(2)	Restricted core capital elements include other intangibles, intangible mortgage servicing assets, and disallowed mortgage servicing assets.

(3)
Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

(4)	Ratios are presented on an annualized basis.

Results of Operations-Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Highlights
For the three months ended September 30, 2014:

•	net income increased $45 million to $189 million, compared to $144 million for the three months ended September 30, 2013;

•
net income for the three months ended September 30, 2014 was $189 million, and included $13 million in after-tax restructuring charges and special noninterest expense items largely related to our separation from the RBS Group and ongoing efforts to improve processes and enhance efficiencies across the organization. Excluding the restructuring charges and special noninterest expense items, net income increased $58 million, or 40%, to $202 million, compared to $144 million for the same period in 2013;

•
net interest income of $820 million increased $50 million, or 6%, compared to $770 million for the three months ended September 30, 2013, largely reflecting the benefit of lower hedging costs and growth in loans and the investment securities portfolio. These results were partially offset by the impact of declining loan yields given the persistent low-rate environment as well as the impact of the Chicago Divestiture;

•
net interest margin was 2.77% compared to 2.88% for the three months ended September 30, 2013, driven by the benefit of lower pay-fixed swap costs, deposit costs, and earning asset growth, which was more than offset by decreased yields on commercial and retail loans and increased long-term borrowing costs largely associated with increased levels of subordinated debt, and the impact of the Chicago Divestiture;

•
noninterest income for the three months ended September 30, 2014 decreased $42 million, or 11%, to $341 million, compared to $383 million for the three months ended September 30, 2013 as decreases in net securities gains, the impact of the Chicago Divestiture, and lower service charges and fees, and card fees were partially offset by growth in capital markets fees;

•
noninterest expense of $810 million increased $22 million, or 3%, compared to $788 million for the three months ended September 30, 2013, driven by $21 million of restructuring charges and special items incurred in the three months ended September 30, 2014, which are largely related to our separation from the RBS Group, ongoing efforts to improve processes and enhance efficiencies across the organization, including certain regulatory and compliance programs;

•
provision for credit losses totaled $77 million for the three months ended September 30, 2014, and was down $68 million, or 47%, from $145 million compared to the same period in 2013. Results for the three months ended September 30, 2014 included an $11 million reserve release compared to a net reserve build of $14 million in the three months ended September 30, 2013;

•
our return on average tangible common equity ratio improved to 5.81%, from 4.34% for the three months ended September 30, 2013. Excluding the impact of the restructuring charges and special items mentioned above, our return on average tangible common equity for the three months ended September 30, 2014 improved to 6.22%;

•
average loans and leases of $89.7 billion increased $5.2 billion, or 6%, from $84.5 billion as of September 30, 2013, as commercial loan growth and higher residential mortgages and auto loan outstandings more than offset a decrease in home equity loans and lines of credit;

•
average interest-bearing deposits of $65.8 billion decreased $1.7 billion, or 3%, from $67.5 billion as of September 30, 2013, driven by the effect of the June 22, 2014 sale of $3.9 billion in interest-bearing deposits associated with our Chicago-area retail branches;

•
capital ratios continued to be well above regulatory requirements; our total capital ratio was unchanged at 16.1% compared to December 31, 2013, and our Tier 1 capital ratio decreased to 12.9% from 13.5% as of December 31, 2013 as a result of our plan to rebalance our capital structure;

•
net charge-offs of $88 million declined $43 million, or 33%, from $131 million for the three months ended September 30, 2013 and the allowance for credit losses totaled $1.3 billion as of September 30, 2014 and December 31, 2013; and

•	net income per average common share, basic and diluted, was $0.34 compared to $0.26 for the three months ended September 30, 2013.
Results of Operations-Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Highlights
For the nine months ended September 30, 2014:

•	net income increased $4.2 billion to $668 million compared to a loss of $3.6 billion for the nine months ended September 30, 2013;

•
net income for the nine months ended September 30, 2014 was $668 million, and included a net $180 million after-tax gain related to the Chicago Divestiture and $85 million after-tax in restructuring charges and special noninterest expense items largely related to our separation from the RBS Group and ongoing efforts to improve processes and enhance efficiencies across the organization. 2013 included an after-tax goodwill impairment charge of $4.1 billion. Excluding the Chicago gain, restructuring charges and special items and the goodwill impairment charge, net income increased $71 million, or 14%, to $573 million, compared to $502 million for the same period in 2013;

•
net interest income of $2.5 billion increased $182 million, or 8%, compared to $2.3 billion for the nine months ended September 30, 2013, largely reflecting the benefit of lower hedging costs, growth in the investment securities and loan portfolios, and a reduction in deposit costs as we continued to reduce our reliance on higher cost certificates of deposit and money market funds. These results were partially offset by the impact of declining loan yields given the relatively persistent low-rate environment;

•
net interest margin was 2.84%, compared to 2.85% for the nine months ended September 30, 2013, driven by decreased yields on commercial and retail loans and increased long-term borrowing costs largely associated with higher levels of subordinated debt, partially offset by the benefit of lower hedging costs;

•
noninterest income for the nine months ended September 30, 2014 included a $288 million pre-tax gain related to the Chicago Divestiture, and increased $86 million, or 7%, to $1.3 billion, compared to $1.3 billion for the nine months ended September 30, 2013. Excluding the gain, noninterest income decreased $202 million, or 16%, as decreases in mortgage banking fees, securities gains, net, and service charges and fees were partially offset by growth in trust and investment services fees and capital markets fees;

•
noninterest expense of $2.6 billion decreased $4.3 billion, or 63%, compared to $6.9 billion for the nine months ended September 30, 2013 driven by a $4.4 billion goodwill impairment charge incurred in 2013, offset by $136 million of restructuring charges and special items incurred in 2014, which are largely related to our separation from the RBS Group, ongoing efforts to improve processes and enhance efficiencies across the organization, including certain regulatory and compliance programs, and special expense items related to the Chicago Divestiture;

•
provision for credit losses totaled $247 million for the nine months ended September 30, 2014, down $100 million, or 29%, from $347 million compared to the same period in 2013. Results for the nine months ended September 30, 2014 included a net provision build of $4 million compared with a $39 million release in the nine months ended September 30, 2013;

•
our return on average tangible common equity ratio improved to 6.90%, from (25.54)% for the nine months ended September 30, 2013. Excluding the impact of the goodwill impairment, restructuring charges and special items mentioned above, our return on average tangible common equity improved to 5.92% from 5.03% for the nine months ended September 30, 2013;

•
average loans and leases of $88.0 billion increased $2.8 billion, or 3%, from $85.3 billion as of September 30, 2013, as commercial loan growth and originations and purchases of residential mortgages and auto loans more than offset the decrease in home equity loans and lines of credit;

•
average interest-bearing deposits of $63.0 billion decreased $5.2 billion, or 8%, from $68.2 billion as of September 30, 2013, driven by the effect of the June 22, 2014 sale of $3.9 billion in interest-bearing deposits associated with our Chicago-area retail branches as well as attrition of higher cost money market and term deposits;

•
net charge-offs of $243 million declined $143 million, or 37%, from $386 million for the nine months ended September 30, 2013 and the allowance for credit losses totaled $1.3 billion as of September 30, 2014, essentially flat with December 31, 2013; and

•	net income (loss) per average common share, basic and diluted, was $1.19 compared to ($6.39) for the nine months ended September 30, 2013.

Net Income (Loss)
The following table details the significant components of our net income (loss) for the periods indicated:

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change		Percent	2014	2013	Change		Percent
Operating Data:
Net interest income	$820	$770	$50		6%	$2,461	$2,279	$182		8%
Noninterest income	341	383	(42)		(11)	1,339	1,253	86		7
Total revenue	1,161	1,153	8		1	3,800	3,532	268		8
Provision for credit losses	77	145	(68)		(47)	247	347	(100)		(29)
Noninterest expense	810	788	22		3	2,568	6,861	(4,293)		(63)
Income (loss) before income tax expense (benefit)	274	220	54		25	985	(3,676)	4,661		127
Income tax expense (benefit)	85	76	9		12	317	(98)	415		423
Net income (loss)	$189	$144	$45		31%	$668	($3,578)	$4,246		119%
Net income, excluding goodwill impairment, restructuring charges and special items (1)	$202	$144	$58		40%	$573	$502	$71		14%
Return on average tangible common equity (1) (2)	5.81%	4.34%	147	bps		6.90%	(25.54%)	NM
Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items (1) (2)	6.22	4.34	188	bps		5.92	5.03	89	bps
(1) This is a non-GAAP financial measure. For more information on the computation of this non-GAAP financial measure, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

(2) Ratios for the periods ended September 30, 2014 and 2013 are presented on an annualized basis.

Net income of $189 million for the three months ended September 30, 2014, included $13 million of after-tax restructuring charges and special items related to our separation from the RBS Group and efforts to improve processes and enhance efficiencies across the organization. Excluding the restructuring charges and special items, net income increased $58 million, or 40%, from the three months ended September 30, 2013, as the benefit of lower provision for credit losses and higher net interest income was partially offset by the effect of lower noninterest income and increased noninterest expenses.
Net income totaled $668 million for the nine months ended September 30, 2014, including a $180 million after-tax gain related to the Chicago Divestiture and $85 million of after-tax of restructuring charges and special items related to our separation from the RBS Group and efforts to improve processes and enhance efficiencies across the organization. These results increased $4.2 billion from the nine months ended September 30, 2013, which included a $4.1 billion after-tax goodwill impairment charge. Excluding the gain, restructuring charges and special items and impairment charge noted above, net income increased $71 million, or 14%, from the nine months ended September 30, 2013, as the benefit of lower provision for credit losses and higher net interest income was partially offset by the effect of lower noninterest income and increased noninterest expense.

Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	Three Months Ended September 30,						Change
	2014			2013
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,685	$2	0.23%	$1,677	$2	0.36%	$1,008	(13) bps

Taxable investment securities	24,648	155	2.51	19,300	120	2.50	5,348	1
Non-taxable investment securities	10	—	2.59	11	—	2.60	(1)	(1)
Total investment securities	24,658	155	2.51	19,311	120	2.50	5,347	1
Commercial	30,186	223	2.89	28,522	233	3.20	1,664	(31)
Commercial real estate	7,216	46	2.46	6,435	43	2.62	781	(16)
Leases	3,789	25	2.68	3,505	26	3.01	284	(33)
Total commercial	41,191	294	2.80	38,462	302	3.08	2,729	(28)
Home equity lines of credit	16,163	117	2.87	16,961	121	2.83	(798)	4
Residential mortgage	11,001	108	3.92	8,892	87	3.91	2,109	1
Home equity loans	5,060	72	5.65	6,102	87	5.64	(1,042)	1
Automobile	11,438	74	2.57	8,817	57	2.56	2,621	1
Student and other retail	3,136	47	5.90	3,586	50	5.53	(450)	37
Credit cards	1,661	42	9.99	1,670	44	10.55	(9)	(56)
Total retail	48,459	460	3.78	46,028	446	3.84	2,431	(6)
Total loans and leases	89,650	754	3.33	84,490	748	3.50	5,160	(17)
Loans held for sale	176	2	3.46	379	3	3.23	(203)	23
Other loans held for sale	27	—	5.44	—	—	—	27	NM
Interest-earning assets	117,196	913	3.08	105,857	873	3.27	11,339	(19)
Allowance for loan and lease losses	(1,202)			(1,205)			3
Goodwill	6,876			6,876			—
Other noninterest-earning assets	5,821			5,858			(37)
Total noninterest-earning assets	11,495			11,529			(34)
Total assets	$128,691			$117,386			$11,305
Liabilities and Stockholders' Equity
Checking with interest	$15,155	$4	0.09%	$13,997	$2	0.06%	$1,158	3 bps
Money market and savings	40,096	21	0.21	42,237	24	0.22	(2,141)	(1)
Term deposits	10,596	16	0.61	11,311	32	1.13	(715)	(52)
Total interest-bearing deposits	65,847	41	0.25	67,545	58	0.34	(1,698)	(9)
Federal funds purchased and securities sold under agreements to repurchase(1)	6,305	9	0.54	1,634	35	8.38	4,671	NM
Other short-term borrowed funds	6,740	21	1.21	16	2	53.87	6,724	NM
Long-term borrowed funds	1,951	22	4.39	721	8	4.42	1,230	(3)
Total borrowed funds	14,996	52	1.34	2,371	45	7.48	12,625	NM
Total interest-bearing liabilities	80,843	93	0.45	69,916	103	0.57	10,927	(12)
Demand deposits	25,829			25,598			231
Other liabilities	2,608			2,245			363
Total liabilities	109,280			97,759			11,521
Stockholders' equity	19,411			19,627			(216)
Total liabilities and stockholders' equity	$128,691			$117,386			$11,305
Interest rate spread			2.63%			2.70%		(7)
Net interest income		$820			$770		$50
Net interest margin			2.77%			2.88%		(11)
Memo: Total deposits (interest-bearing and demand)	$91,676	$41	0.18%	$93,143	$58	0.25%	($1,467)	(7) bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2015. See “Analysis of Financial Condition-September 30, 2014 Compared with December 31, 2013-Derivatives” for further information.

Net interest income of $820 million for the three months ended September 30, 2014, increased $50 million or 6.5% from $770 million for the three months ended September 30, 2013. The increase in net interest income was driven by growth in average interest-earning assets, a reduction in pay-fixed swap costs, and lower deposit costs, partially offset by continued pressure from the relatively persistent low-rate environment which compressed loan yields, the effect of the Chicago Divestiture, and higher borrowing costs related to our issuance of subordinated debt.
The net interest margin of 2.77% decreased 11 basis points from the three months ended September 30, 2013 despite the benefit of a nine basis point reduction in pay-fixed swap costs and lower deposit costs. The decrease was driven by the continued effect of the relatively persistent low-rate environment, which compressed loan yields, subordinated debt, the effect of the Chicago Divestiture and a reduction in interest recoveries on prior period charge-offs.

Average interest-earning assets increased $11.3 billion, or 11%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was driven by increases of $5.3 billion in the investment securities portfolio, $2.7 billion in total commercial loans, $2.1 billion in residential mortgage loans, and $2.6 billion in auto loans. This increase was partially offset by a decrease of $1.8 billion in home equity balances and $450 million in student and other installment loans. On June 20, 2014 we closed the sale of $1.0 billion in loans in connection with the Chicago Divestiture.
Average interest-earning asset yields of 3.08% for the three months ended September 30, 2014 declined 19 basis points compared to 3.27% for the three months ended September 30, 2013. The resulting impact was a 17 basis point decline in the loan and lease portfolio yield including a 28 basis point decline in total commercial loans and a six basis point decline within the total retail loan category. Interest-earning asset yields continued to decline reflecting continued prepayment of higher yielding consumer real estate secured loans, as well as intense industry-wide competition for loans resulting in compressed spreads on new originations. The yield on the investment portfolio remained relatively stable 2.51% compared to prior year.

Total average interest-bearing deposits declined $1.7 billion for the three months ended September 30, 2014 compared to the same period in 2013 driven by the sale of $3.7 billion of average interest-bearing deposits related to the Chicago Divestiture. Excluding the impact of the Chicago Divestiture, average deposits increased $2.0 billion driven by organic growth. Overall declines included money market and savings of $2.1 billion, term deposits of $715 million, offset by higher checking with interest of $1.2 billion.

Total interest bearing deposit costs decreased nine basis points to 0.25% from 0.34% for the three months ended September 30, 2014 compared to the same period in 2013. Rates on term deposits of 0.61% decreased from 1.13% compared to the three months ended September 30, 2013. Money market and savings rates of 0.21% remained relatively stable compared to the three months ended September 30, 2013. Due to the historically low interest rate environment, many deposit products have hit pricing floors at or near zero, limiting further rate reduction and thus compressing margins.

Total average borrowed funds increased $12.6 billion for the three months ended September 30, 2014 compared to the same period in 2013. The growth in borrowed funds was used to fund loan initiatives and investment portfolio purchases.
Total borrowed funds costs of 1.34% for the three months ended September 30, 2014 decreased from 7.48% for the three months ended September 30, 2013. Within the federal funds purchased and securities sold under agreements to repurchase category and other short-term borrowed funds, pay-fixed swap expense declined to $23 million for the three months ended September 30, 2014 compared to $48 million for the same period in 2013. Excluding the impact of hedging costs, the total borrowed funds rates were 0.76% and 1.58% for the three months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,						Change
	2014			2013
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,224	$4	0.23%	$2,372	$9	0.49%	($148)	(26) bps

Taxable investment securities	24,205	458	2.52	18,441	348	2.51	5,764	1
Non-taxable investment securities	11	—	2.60	12	—	2.68	(1)	(8)
Total investment securities	24,216	458	2.52	18,453	348	2.51	5,763	1
Commercial	29,666	671	2.98	28,519	674	3.12	1,147	(14)
Commercial real estate	7,067	134	2.51	6,469	132	2.69	598	(18)
Leases	3,743	77	2.75	3,410	80	3.12	333	(37)
Total commercial	40,476	882	2.88	38,398	886	3.04	2,078	(16)
Home equity lines of credit	16,198	347	2.86	17,207	364	2.83	(1,009)	3
Residential mortgage	10,420	312	3.99	9,024	270	3.99	1,396	—
Home equity loans	5,380	228	5.68	6,481	278	5.73	(1,101)	(5)
Automobile	10,542	200	2.53	8,806	177	2.68	1,736	(15)
Student and other retail	3,366	142	5.64	3,693	152	5.51	(327)	13
Credit cards	1,647	124	10.09	1,657	131	10.56	(10)	(47)
Total retail	47,553	1,353	3.80	46,868	1,372	3.91	685	(11)
Total loans and leases	88,029	2,235	3.38	85,266	2,258	3.52	2,763	(14)
Loans held for sale	147	4	3.30	442	10	2.99	(295)	31
Other loans held for sale	714	22	4.08	2	—	—	712	NM
Interest-earning assets	115,330	2,723	3.14	106,535	2,625	3.28	8,795	(14)
Allowance for loan and lease losses	(1,242)			(1,217)			(25)
Goodwill	6,876			9,800			(2,924)
Other noninterest-earning assets	5,634			5,908			(274)
Total noninterest-earning assets	11,268			14,491			(3,223)
Total assets	$126,598			$121,026			$5,572
Liabilities and Stockholders' Equity
Checking with interest	$14,099	$8	0.07%	$14,154	$6	0.06%	($55)	1 bps
Money market and savings	39,149	54	0.18	42,823	85	0.26	(3,674)	(8)
Term deposits	9,786	46	0.63	11,270	85	1.01	(1,484)	(38)
Total interest-bearing deposits	63,034	108	0.23	68,247	176	0.34	(5,213)	(11)
Interest-bearing deposits held for sale	2,621	4	0.22	—	—	—	2,621	22
Federal funds purchased and securities sold under agreements to repurchase(1)	5,908	25	0.55	1,827	150	10.83	4,081	NM
Other short-term borrowed funds	5,479	70	1.69	207	4	2.29	5,272	(60)
Long-term borrowed funds	1,594	55	4.51	635	16	3.38	959	113
Total borrowed funds	12,981	150	1.52	2,669	170	8.39	10,312	NM
Total interest-bearing liabilities	78,636	262	0.44	70,916	346	0.64	7,720	(20)
Demand deposits	25,540			25,140			400
Demand deposits held for sale	618			—			618
Other liabilities	2,341			2,303			38
Total liabilities	107,135			98,359			8,776
Stockholders' equity	19,463			22,667			(3,204)
Total liabilities and stockholders' equity	$126,598			$121,026			$5,572
Interest rate spread			2.70%			2.64%		6
Net interest income		$2,461			$2,279		$182
Net interest margin			2.84%			2.85%		(1)
Memo: Total deposits (interest-bearing and demand)	$91,813	$112	0.16%	$93,387	$176	0.25%	($1,574)	(9) bps

(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2015. See “Analysis of Financial Condition-September 30, 2014 Compared with December 31, 2013-Derivatives” for further information.

For the nine months ended September 30, 2014, net interest income of $2.5 billion increased $182 million or 8% from $2.3 billion for the nine months ended September 30, 2013 and reflected a one basis point decrease in net interest margin to 2.84%. The increase in net interest income was driven by growth in average interest-earning assets, the benefit of a reduction in interest rate hedging costs, as well as lower funding costs on deposits partially offset by declining loan yields and increased borrowing costs related to our issuance of subordinated debt. Average interest-earning assets increased $8.8 billion for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was driven by increases of $5.8 billion in the investment securities portfolio, $2.1 billion in total commercial loans, $1.4 billion in residential mortgage loans, and $1.7 billion in auto loans, while partially offset by decreases of $2.1 billion in home equity loans and lines of credit and $327 million in student and other installment loans.
The one basis point decrease in net interest margin was driven by an 11 basis point benefit from interest rate hedging activity as well as lower deposit costs as we reduced our reliance on higher cost certificates of deposit, partially offset by continued pressure from the effect of the relatively persistent low-rate environment. Interest-earning asset yields continued to decline but were essentially matched by our ability to reduce the cost of interest-bearing deposits. The decline in interest-earning asset yields reflected continued prepayment of higher yielding consumer real estate secured loans, as well as the contractual amortization of higher yield securities, and home equity loans, which were purchased and originated in higher interest rate environments. In addition, intense industrywide competition for loans compressed spreads on new originations and resulted in downward pressure on loan yields.
Average interest-earning asset yields of 3.14% for the nine months ended September 30, 2014 declined 14 basis points compared to 3.28% for the nine months ended September 30, 2013, reflecting a 14 basis point decline in the loan and lease portfolio yield, largely as a result of prepayments of higher yielding fixed-rate assets, which were replaced by new purchases and originations with lower yields given the relatively persistent low-rate environment. Investment portfolio income of $458 million for the nine months ended September 30, 2014 increased $110 million, or 32%, compared to the nine months ended September 30, 2013. The yield on the portfolio of 2.52% for the nine months ended September 30, 2014 remained relatively flat compared to the nine months ended September 30, 2013. Total interest-bearing deposit costs decreased $68 million, or 39%, for the nine months ended September 30, 2014, from $176 million for the nine months ended September 30, 2013 and reflected an 11 basis point decrease in the rate paid on deposits to 0.23% from 0.34%. Rates on term deposits were 0.63% and 1.01% for the nine months ended September 30, 2014 and 2013, respectively, while rates on money market and savings declined from 0.26% for the nine months ended September 30, 2013 to 0.18% for the nine months ended September 30, 2014. Due to the historically low interest rate environment, many deposit products have hit pricing floors at or near zero, limiting further rate reduction and thus compressing margins. The total cost of borrowed funds declined $20 million, or 12%, as higher rate pay-fixed rate swaps matured; the decrease was partially offset by the increased cost of long-term borrowed funds from our issuance of subordinated debt.
Total borrowed funds rates declined to 1.52% for the nine months ended September 30, 2014 from 8.39% for the nine months ended September 30, 2013. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds categories, pay-fixed swap expense declined to $80 million for the nine months ended September 30, 2014 compared to $160 million for the same period in 2013. Excluding the impact of hedging costs, the total borrowed funds rates were 0.73% and 1.25% for the nine months ended September 30, 2014 and 2013, respectively.

Noninterest Income
The following table details the significant components of our noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	Percent	2014	2013	Change	Percent
Service charges and fees	$144	$163	($19)	(12)%	$430	$488	($58)	(12)%
Card fees	58	63	(5)	(8)	175	176	(1)	(1)
Trust and investment services fees	39	39	—	—	120	109	11	10
Foreign exchange and trade finance fees	26	25	1	4	70	73	(3)	(4)
Capital markets fees	22	11	11	100	66	35	31	89
Mortgage banking fees	21	20	1	5	55	133	(78)	(59)
Bank-owned life insurance income	13	12	1	8	36	37	(1)	(3)
Securities gains, net	2	25	(23)	(92)	27	119	(92)	(77)
Other income(1)	16	25	(9)	(36)	360	83	277	334
Noninterest income	$341	$383	($42)	(11)%	$1,339	$1,253	$86	7%

(1) Includes net impairment losses on securities AFS recognized in earnings, and other income.

Noninterest income of $341 million decreased $42 million, or 11%, for the three months ended September 30, 2014, compared to $383 million for the three months ended September 30, 2013. Third quarter results reflect a $23 million decrease in securities gains, a $19 million decrease in service charges and fees and a $5 million reduction in card fees largely reflecting lower ATM/debit card fees, partially offset by an increase in capital market fees of $11 million.
Noninterest income of $1.3 billion increased $86 million, or 7%, for the nine months ended September 30, 2014, compared to $1.3 billion for the nine months ended September 30, 2013. The 2014 results reflected a $288 million gain on the Chicago Divestiture, partially offset by a $92 million decrease in securities gains and a $78 million reduction in mortgage banking fees, largely reflecting lower origination volumes, lower levels of mortgage servicing rights valuation recovery and our decision to retain a larger percentage of originations on our balance sheet. Results also reflected a $58 million decrease in service charges and fees driven by a reduction in consumer service charges due to lower personal overdraft fees.
Provision for Credit Losses
For the three months ended September 30, 2014, the provision for credit losses was $77 million, down from $145 million for the three months ended September 30, 2013, driven by lower net charge-offs as well as improved asset quality. Current credit trends continued to improve with net charge-offs for the three months ended September 30, 2014 of $88 million compared with $131 million for the three months ended September 30, 2013.
For the nine months ended September 30, 2014, the provision for credit losses was $247 million, down from $347 million for the nine months ended September 30, 2013, driven by lower net charge-offs over the same time periods partially offset by a reserve build. The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. Current credit trends continued to improve with net charge-offs for the nine months ended September 30, 2014 of $243 million compared with $386 million for the nine months ended September 30, 2013. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “Analysis of Financial Condition-Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	Percent	2014	2013	Change	Percent
Salaries and employee benefits	$409	$403	$6	1%	$1,281	$1,261	$20	2%
Outside services	106	87	19	22	314	259	55	21
Occupancy	77	80	(3)	(4)	245	244	1	—
Equipment expense	58	69	(11)	(16)	187	207	(20)	(10)
Amortization of software	38	26	12	46	102	71	31	44
Goodwill impairment	—	—	—	—	—	4,435	(4,435)	(100)
Other operating expense	122	123	(1)	(1)	439	384	55	14
Noninterest expense	$810	$788	$22	3%	$2,568	$6,861	($4,293)	(63)%

Noninterest expense was $810 million for the three months ended September 30, 2014 and included $21 million of restructuring charges and special items largely related to our separation from the RBS Group as well as ongoing efforts to improve processes and enhance efficiencies across the organization. Excluding the restructuring charges and special items incurred in the third quarter, noninterest expense was flat year over year. See Note 17 "Exit Costs and Restructuring Reserves" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report.

Noninterest expense was $2.6 billion for the nine months ended September 30, 2014 and included $136 million of restructuring charges and special items largely related to our separation from the RBS Group as well as ongoing efforts to improve processes and enhance efficiencies across the organization. We expect to incur approximately $35 million to $45 million during the remainder of 2014 in additional restructuring and special items. During the nine months ended September 30, 2013, a $4.4 billion pre-tax goodwill impairment charge was recorded. Excluding the restructuring charges and special items in 2014 and the goodwill impairment incurred in 2013, noninterest expense was flat year over year. See Note 17 "Exit Costs and Restructuring

Reserves" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report.

Provision (Benefit) for Income Taxes
The provision for income taxes was $85 million and $76 million for the three months ended September 30, 2014 and 2013, respectively. This resulted in an effective tax rate of 31% and 35% for the three months ended September 30, 2014 and 2013, respectively.

The provision (benefit) for income taxes totaled $317 million for the nine months ended September 30, 2014, compared to an income tax benefit of $98 million for the nine months ended September 30, 2013. The provision represents a 32% and 3% effective tax rate for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective rate largely reflected the tax rate impact of the goodwill impairment charge taken in the second quarter of 2013. Goodwill not deductible for tax purposes accounted for 78.4% of the total goodwill impairment charge and generated a reduction of 33% in our effective tax rate for the nine months ended September 30, 2013.

At September 30, 2014, we reported a net deferred tax liability of $354 million, compared to a $199 million liability at December 31, 2013. The increase in the net deferred tax liability was largely attributable to the utilization of net operating loss and tax credit carryforwards (which decreased the deferred tax asset), as well as a decrease in the unrealized loss reported on securities AFS, derivative instruments and hedging activities, which were both partially offset by a decrease in the deferred tax liability related to temporary differences. For further discussion, see Note 10 "Income Taxes" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information located elsewhere in this report.

Business Segments
The following tables present certain financial data of our business segments as of and for the three and nine months ended September 30, 2014:

	As of and for the Three Months Ended September 30, 2014
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income	$532	$270	$18	$820
Noninterest income	226	104	11	341
Total revenue	758	374	29	1,161
Noninterest expense	609	162	39	810
Profit (loss) before provision for credit losses	149	212	(10)	351
Provision for credit losses	66	—	11	77
Income (loss) before income tax expense (benefit)	83	212	(21)	274
Income tax expense (benefit)	29	73	(17)	85
Net income (loss)	$54	$139	($4)	$189
Loans and leases and loans held for sale (period-end)(1)	$48,781	$38,046	$4,130	$90,957
Average Balances:
Total assets	$49,012	$38,854	$40,825	$128,691
Loans and leases and loans held for sale(1)	47,848	37,787	4,218	89,853
Deposits and deposits held for sale	65,609	20,985	5,082	91,676
Interest-earning assets	47,885	37,927	31,384	117,196
Key Metrics
Net interest margin (2)	4.40%	2.82%	NM	2.77%
Efficiency ratio (3)	80.42	43.35	NM	69.84
Average loans to average deposits ratio	72.93	180.06	NM	98.01
Return on average total tangible assets (2)(3)	0.44	1.42	NM	0.61
Return on average tangible common equity (2)(3)(4)	4.57	13.10	NM	5.81

(1) Loans held for sale refer to mortgage loans held for sale recorded in the Consumer Banking segment.

(2) Ratios for the period ended September 30, 2014 are presented on an annualized basis.

(3) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

(4) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

(5) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “Analysis of Financial Condition-September 30, 2014 Compared with December 31, 2013-Loans and Leases-Non-Core Assets.”

	As of and for the Nine Months Ended September 30, 2014
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income	$1,615	$790	$56	$2,461
Noninterest income	681	318	340	1,339
Total revenue	2,296	1,108	396	3,800
Noninterest expense	1,902	472	194	2,568
Profit before provision for credit losses	394	636	202	1,232
Provision for credit losses	195	(7)	59	247
Income before income tax expense	199	643	143	985
Income tax expense	69	222	26	317
Net income	$130	$421	$117	$668
Loans and leases and loans held for sale (period-end)(1)	$48,781	$38,046	$4,130	$90,957
Average Balances:
Total assets	$48,398	$37,951	$40,249	$126,598
Loans and leases and loans held for sale(1)	47,203	37,263	4,424	88,890
Deposits and deposits held for sale	68,834	18,941	4,038	91,813
Interest-earning assets	47,236	37,395	30,699	115,330
Key Metrics
Net interest margin (2)	4.57%	2.82%	NM	2.84%
Efficiency ratio (3)	82.82	42.62	NM	67.58
Average loans to average deposits ratio	68.58	196.74	NM	96.82
Return on average total tangible assets (2)(3)	0.36	1.48	NM	0.74
Return on average tangible common equity (2)(3)(4)	3.76	13.67	NM	6.90

(1) Loans held for sale refer to mortgage loans held for sale recorded in the Consumer Banking segment, as well as the loans relating to the sale of our Chicago branch network, which are recorded in both the Consumer Banking and Commercial Banking segments.

(2) Ratios for the period ended September 30, 2014 are presented on an annualized basis.

(3) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

(4) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

(5) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “Analysis of Financial Condition-September 30, 2014 Compared with December 31, 2013-Loans and Leases-Non-Core Assets.”
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business line profitability reporting systems by specifically attributing managed balance sheet assets, deposits, and other liabilities and their related income or expense. Residual assets and liabilities not attributed to Consumer Banking and Commercial Banking are attributed to Other.

Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $3.3 billion as of September 30, 2014, down 15% from December 31, 2013. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.

Our capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business segment assets, liabilities and capital, respectively, using a matched funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the funds transfer pricing process, is included in Other.
Provision for credit losses is allocated to each business segment based on actual net charge-offs that have been recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other.
Noninterest income and expense directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by the business segment. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off. Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services.
Income taxes are assessed to each business segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.
Developing and applying methodologies used to allocate items among the business segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines change, or our organizational structure changes.

Consumer Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change		Percent	2014	2013	Change		Percent
Net interest income	$532	$543	($11)		(2%)	$1,615	$1,633	($18)		(1%)
Noninterest income	226	246	(20)		(8)	681	790	(109)		(14)
Total revenue	758	789	(31)		(4)	2,296	2,423	(127)		(5)
Noninterest expense	609	622	(13)		(2)	1,902	1,884	18		1
Profit before provision for credit losses	149	167	(18)		(11)	394	539	(145)		(27)
Provision for credit losses	66	87	(21)		(24)	195	243	(48)		(20)
Income before income tax expense	83	80	3		4	199	296	(97)		(33)
Income tax expense	29	28	1		4	69	104	(35)		(34)
Net income	$54	$52	$2		4%	$130	$192	($62)		(32)%
Loans and leases and loans held for sale (period-end)(1)	$48,781	$44,873	$3,908		9%	$48,781	$44,873	$3,908		9%
Average Balances:
Total assets	$49,012	$46,169	$2,843		6%	$48,398	$46,546	$1,852		4%
Loans and leases and loans held for sale(1)	47,848	44,766	3,082		7	47,203	45,213	1,990		4
Deposits and deposits held for sale	65,609	72,220	(6,611)		(9)	68,834	72,405	(3,571)		(5)
Interest-earning assets	47,885	44,795	3,090		7	47,236	45,241	1,995		4
Key Metrics
Net interest margin (2)	4.40%	4.81%	(41	) bps	—	4.57%	4.83%	(26	) bps	—
Efficiency ratio (3)	80.42	78.83	159	bps	—	82.82	77.78	504	bps	—
Average loans to average deposits ratio	72.93	61.99	1,094	bps	—	68.58	62.44	614	bps	—
Return on average total tangible assets (2)(3)	0.44	0.45	(1	) bps	—	0.36	0.55	(19	) bps	—
Return on average tangible common equity (2)(3)(4)	4.57	4.69	(12	) bps	—	3.76	5.86	(210	) bps	—

(1) Loans held for sale include mortgage loans held for sale and loans relating to the sale of our Chicago branch network.

(2) Ratios for the periods ended September 30, 2014 and 2013 are presented on an annualized basis.
(3) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

(4) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Consumer Banking segment net income of $54 million for the three months ended September 30, 2014 increased $2 million, or 4%, from $52 million for the three months ended September 30, 2013. The increase was driven by the benefit of expense discipline and a decrease in provision for credit losses reflecting continued improvement in credit quality.
Total revenue of $758 million for the three months ended September 30, 2014 was down $31 million, or 4%, from $789 million in the three months ended September 30, 2013, largely reflecting the impact of the Chicago Divestiture, a change in check posting order, and the effect of the relatively persistent low-rate environment.
 Noninterest expense of $609 million for the three months ended September 30, 2014 decreased by $13 million, or 2%, from the three months ended September 30, 2013 driven by the Chicago Divestiture, partially offset by continued investment in technology.
Provision for credit losses of $66 million for the three months ended September 30, 2014 decreased $21 million, or 24%, from $87 million for the three months ended September 30, 2013, driven by continued improvement in credit quality.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Consumer Banking segment net income of $130 million for the nine months ended September 30, 2014 decreased $62 million, or 32%, from $192 million for the nine months ended September 30, 2013, as the benefit of lower provision for credit losses was more than offset by lower fee income and higher noninterest expense.
Total revenue was $2.3 billion for the nine months ended September 30, 2014, down $127 million, or 5%, from $2.4 billion in the prior year. Net interest income of $1.6 billion for the nine months ended September 30, 2014 remained relatively stable with the nine months ended September 30, 2013, as the benefit of lower deposit costs and loan growth was largely offset by the effect of continued downward pressure on loan yields and deposit spreads given the relatively persistent low-rate environment. Loan growth reflected higher residential mortgage and auto loan outstandings, partially offset by lower home equity outstandings. Noninterest income of $681 million decreased $109 million, or 14%, from $790 million for the nine months ended September 30, 2013, driven by decreases in mortgage banking fees, service charges and fees, and the impact of the Chicago Divestiture, partially offset by growth in trust and investment services and a gain on sale of portions of our Federal Family Education Loan Program portfolio.
Mortgage banking fees for the nine months ended September 30, 2014 decreased $78 million due to reduction in overall origination volume and our decision to strategically hold more loans on-balance sheet. Mortgage banking fees were also negatively impacted by lower mortgage servicing rights valuation recovery compared to the same period in 2013 as long term rates began to increase in the middle of 2013. Service charges and fees decreased $51 million, or 14%, in the nine months ended September 30, 2014 compared to a year ago, driven by the impact of prior regulatory changes and changes in check posting order. Trust and investment services fees grew $10 million in the nine months ended September 30, 2014, and a $9 million gain on sale of portions of our Federal Family Education Loan Program portfolio was recognized.
Noninterest expense of $1.9 billion for the nine months ended September 30, 2014 increased $18 million, or 1%, from the nine months ended September 30, 2013 driven by increased regulatory and litigation costs, which more than offset the benefit of across the board expense reduction and the impact of the Chicago Divestiture.
Provision for credit losses of $195 million for the nine months ended September 30, 2014 decreased $48 million, or 20%, from $243 million for the nine months ended September 30, 2013, reflecting improved credit quality within the loan portfolios.

Commercial Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change		Percent	2014	2013	Change		Percent
Net interest income	$270	$263	$7		3%	$790	$771	$19		2%
Noninterest income	104	93	11		12	318	284	34		12
Total revenue	374	356	18		5	1,108	1,055	53		5
Noninterest expense	162	156	6		4	472	471	1		—
Profit before provision for credit losses	212	200	12		6	636	584	52		9
Provision for credit losses	—	3	(3)		(100)	(7)	(21)	14		67
Income before income tax expense	212	197	15		8	643	605	38		6
Income tax expense	73	70	3		4	222	214	8		4
Net income	$139	$127	$12		9%	$421	$391	$30		8%
Loans and leases and loans held for sale (period-end)	$38,046	$35,142	$2,904		8%	$38,046	$35,142	$2,904		8%
Average Balances:
Total assets	$38,854	$35,019	$3,835		11%	$37,951	$34,938	$3,013		9%
Loans and leases and loans held for sale (1)	37,787	34,510	3,277		9	37,263	34,297	2,966		9
Deposits and deposits held for sale	20,985	17,774	3,211		18	18,941	17,481	1,460		8
Interest-earning assets	37,927	34,644	3,283		9	37,395	34,418	2,977		9
Key Metrics
Net interest margin (2)	2.82%	3.02%	(20	) bps	—	2.82%	3.00%	(18	) bps	—
Efficiency ratio (3)	43.35	43.69	(34	) bps	—	42.62	44.64	(202	) bps	—
Average loans to average deposits ratio	180.06	194.16	(1,410	) bps	—	196.74	196.20	54	bps	—
Return on average tangible assets (2)(3)	1.42	1.46	(4	) bps	—	1.48	1.51	(3	) bps	—
Return on average tangible common equity (2)(3)(4)	13.10	13.24	(14	) bps	—	13.67	13.59	8	bps	—

(1) Loans held for sale include loans relating to the sale of our Chicago branch network.

(2) Ratios for the periods ended September 30, 2014 and 2013 are presented on an annualized basis.

(3) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

(4) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Commercial Banking net income of $139 million for the three months ended September 30, 2014 decreased $12 million, or 9%, from $127 million for the three months ended September 30, 2013, driven by an $18 million increase in total revenue. The revenue improvement resulted from higher net interest income attributable to both loan and deposit growth as well as growth in noninterest income. This favorable revenue result was partially offset by increased noninterest expense attributable to increased staffing costs necessary to support business growth.

Net interest income of $270 million for the three months ended September 30, 2014 increased $7 million, or 3%, from $263 million for the three months ended September 30, 2013, as the benefit of a $3.2 billion increase in loan balances and a $3.2 billion increase in customer deposits was partially offset by continued downward pressure on loan yields given the relatively persistent low-rate environment and increased industry-wide competition.

Noninterest income of $104 million for the three months ended September 30, 2014 increased $11 million, or 12%, from $93 million for the three months ended September 30, 2013, as a $12 million increase in capital markets fees was partially offset by lower interest rate product, leasing fees and merchant service fee income.

Noninterest expenses of $162 million for the three months ended September 30, 2014 increased $6 million, or 4%, from $156 million for the three months ended September 30, 2013, driven by increased staffing costs necessary to support business growth.

Provision for credit losses for the three months ended September 30, 2014 was net zero compared with a net charge-off of $3 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Commercial Banking net income of $421 million for the nine months ended September 30, 2014 increased $30 million, or 8% from $391 million for the nine months ended September 30, 2013, driven by a $53 million increase in total revenue. The revenue improvement resulted from higher net interest income attributable to both loan and deposit growth as well as growth in noninterest income. This favorable revenue result was partially offset by lower credit net recoveries.
Net interest income of $790 million for the nine months ended September 30, 2014 increased $19 million, or 2%, from $771 million for the nine months ended September 30, 2013, as the benefit of both a $3.0 billion increase in interest-earning assets and a $1.5 billion increase in customer deposits was partially offset by continued downward pressure on loan yields given the relatively persistent low-rate environment and increased industry-wide competition.
Noninterest income of $318 million for the nine months ended September 30, 2014 increased $34 million, or 12%, from $284 million for the nine months ended September 30, 2013, as a $47 million increase in leasing income and capital markets fees was partially offset by lower interest rate product, foreign exchange and trade finance fee income.
Noninterest expense of $472 million for the nine months ended September 30, 2014 increased $1 million from $471 million for the nine months ended September 30, 2013.
Provision for credit losses for the nine months ended September 30, 2014 reflected a net recovery of $7 million compared with a net recovery of $21 million for the nine months ended September 30, 2013, reflecting decreasing monetization of loans that had been charged off in prior periods.

Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net interest income (expense)	$18	($36)	$54	150%	$56	($125)	$181	145%
Noninterest income	11	44	(33)	(75)	340	179	161	90
Total revenue	29	8	21	263	396	54	342	633
Noninterest expense	39	10	29	290	194	4,506	(4,312)	(96)
Income (loss) before provision for credit losses	(10)	(2)	(8)	(400)	202	(4,452)	4,654	105
Provision for credit losses	11	55	(44)	(80)	59	125	(66)	(53)
Income (loss) before income tax expense (benefit)	(21)	(57)	36	63	143	(4,577)	4,720	103
Income tax expense (benefit)	(17)	(22)	5	23	26	(416)	442	106
Net income (loss)	($4)	($35)	$31	89%	$117	($4,161)	$4,278	103%
Loans and leases and loans held for sale (period end)	$4,130	$5,785	$(1,655)	(29%)	$4,130	$5,785	$(1,655)	(29%)
Average Balances:
Total assets	$40,825	$36,198	$4,627	13%	$40,249	$39,542	$707	2%
Loans and leases and loans held for sale	4,218	5,593	(1,375)	(25)	4,424	6,200	(1,776)	(29)
Deposits and deposits held for sale	5,082	3,149	1,933	61	4,038	3,501	537	15
Interest-earning assets	31,384	26,418	4,966	19	30,699	26,876	3,823	14

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Other recorded a net loss of $4 million for the three months ended September 30, 2014 compared with a net loss of $35 million for the three months ended September 30, 2013. Net loss for the three months ended September 30, 2014 included $13 million of after-tax restructuring charges and special items. Excluding the restructuring charges and special items, net income increased $44 million driven by higher net interest income as well as lower provision for credit losses partially offset by lower noninterest income.

Net interest income for the three months ended September 30, 2014 increased $54 million to $18 million compared to an expense of $36 million for the three months ended September 30, 2013. The increase was driven primarily by the benefit of a $6.3 billion increase in average investment securities, a reduction in interest rate swap costs, and an increase in residual net interest income related to funds transfer pricing, partially offset by a $1.1 billion decrease in average non-core loan balances and higher wholesale funding costs.
Noninterest income for the three months ended September 30, 2014 decreased $33 million driven by a $23 million reduction in securities gains and higher net losses on low-income housing investments, which are more than offset by increased tax credits.
Noninterest expense for the three months ended September 30, 2014 of $39 million included $21 million of pre-tax restructuring charges and special items and increased $29 million from the three months ended September 30, 2013. Excluding the restructuring charges and special items, noninterest expense increased $8 million largely reflecting higher employee incentive costs partially offset by lower costs related to the non-core loan portfolio.
The provision for credit losses within Other mainly represents the residual change in the consolidated allowance for credit losses after attributing the respective net charge-offs to the Consumer Banking and Commercial Banking segments. It also includes net charge-offs related to the non-core portfolio. The provision for credit losses for the three months ended September 30, 2014 decreased $44 million to $11 million compared to $55 million for the three months ended September 30, 2013 reflecting continued improvement in credit quality and decreased non-core net charge-offs. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of September 30, 2014, changes in these factors led to a release of $11 million in the allowance for credit losses compared with an increase of $14 million for the three months ended September 30, 2013. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Other recorded net income of $117 million for the nine months ended September 30, 2014 compared with a net loss of $4.2 billion for the nine months ended September 30, 2013, which included an after-tax goodwill impairment charge of $4.1 billion. Excluding the goodwill impairment, the net loss for the nine months ended September 30, 2014 was $81 million. Net income for the nine months ended September 30, 2014 included a $180 million after-tax gain related to the Chicago Divestiture partially offset by $85 million of after-tax restructuring charges and special items. Excluding these items, net income increased $103 million driven by higher net interest income as well as lower provision for credit losses partially offset by lower noninterest income.

Net interest income for the nine months ended September 30, 2014 increased $181 million to $56 million compared to an expense of $125 million for the nine months ended September 30, 2013. The increase was driven primarily by the benefit of a $5.6 billion increase in average investment securities, a reduction in interest rate swap costs, partially offset by a $1.5 billion decrease in average non-core loan balances and higher wholesale funding costs.
Noninterest income for the nine months ended September 30, 2014 increased $161 million driven by the $180 million gain on the Chicago Divestiture. Excluding the gain, noninterest income decreased $127 million driven by a $92 million reduction in securities gains and higher net losses on low-income housing investments, which are more than offset by increased tax credits.
Noninterest expense for the nine months ended September 30, 2014 of $194 million included $136 million of pre-tax restructuring charges and special items and decreased $4.3 billion from the nine months ended September 30, 2013, which included the $4.4 billion pre-tax goodwill impairment charge. Excluding the goodwill impairment, restructuring charges and special items, noninterest expense decreased $13 million largely reflecting lower employee incentive costs and lower costs related to the non-core loan portfolio. For further information about these special items, including expected additional future costs, see Note 17 "Exit

Costs and Restructuring Reserves" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information found elsewhere in this report.
The provision for credit losses within Other mainly represents the residual change in the consolidated allowance for credit losses after attributing the respective net charge-offs to the Consumer Banking and Commercial Banking segments. It also includes net charge-offs related to the non-core portfolio. The provision for credit losses for the nine months ended September 30, 2014 decreased $66 million to $59 million compared to $125 million for the nine months ended September 30, 2013 reflecting continued improvement in credit quality and decreased non-core net charge-offs. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of September 30, 2014, changes in these factors led to an increase of $4 million in the allowance for credit losses compared with a release of $39 million for the nine months ended September 30, 2013. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio.
Total assets as of September 30, 2014 included $2.1 billion and $4.7 billion of goodwill related to the Consumer Banking and Commercial Banking reporting units, respectively. For further information regarding the reconciliation of segment results to GAAP results, see Note 19 "Business Segments" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report.

Analysis of Financial Condition - September 30, 2014 Compared with December 31, 2013
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans:

(dollars in millions)	September 30, 2014	December 31, 2013	Change	Percent
Commercial	$30,356	$28,667	$1,689	6%
Commercial real estate	7,239	6,948	291	4
Leases	3,875	3,780	95	3
Total commercial	41,470	39,395	2,075	5
Residential, including originated home equity products	30,458	29,694	764	3
Home equity products serviced by others	1,870	2,171	(301)	(14)
Other secured retail	13,206	10,700	2,506	23
Unsecured retail	3,745	3,899	(154)	(4)
Total retail	49,279	46,464	2,815	6
Total loans and leases (1) (2)	$90,749	$85,859	$4,890	6%
(1) Excluded from the table above are loans held for sale totaling $208 million and $1.3 billion as of September 30, 2014 and December 31, 2013, respectively. Loans held for sale as of December 31, 2013 primarily related to the Chicago divestiture. For further discussion, see Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report.

(2) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $18.1 billion and $18.7 billion at September 30, 2014 and December 31, 2013, respectively.

Our loans and leases are disclosed in portfolio segments and classes. Our loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential (includes residential mortgages and home equity loans and lines of credit), home equity products serviced by others (includes certain purchased home equity loans and lines of credit), other secured retail (includes automobile loans and other installment loans), and unsecured retail (includes student loans and credit card).

As of September 30, 2014, our loans and leases portfolio increased $4.9 billion, or 6%, to $90.8 billion compared to $85.9 billion as of December 31, 2013, primarily reflecting increases in total retail loans and total commercial loans and leases. As of September 30, 2014, our total commercial loans and leases grew $2.0 billion, or 5%, to $41.4 billion compared to $39.4 billion as of December 31, 2013 in large part due to growth in commercial loans. As of September 30, 2014, our total retail loans increased $2.8 billion, or 6%, to $49.3 billion compared to $46.5 billion as of December 31, 2013. This was primarily due to increases in our other secured retail portfolio of 23%, driven mainly by the purchase of auto loans and stronger originations, and our residential, including originated home equity products of 3%, but offset by decreases in our home equity products serviced by others and unsecured retail of 14% and 4%, respectively, as of September 30, 2014 compared to December 31, 2013. The decrease in our home equity products serviced by others is due to runoff and the decrease in our unsecured loans is due to the sale of student loans.

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	September 30, 2014	December 31, 2013	(Date of Designation) June 30, 2009	Change from 2014-2013	Change from 2014-2009
Commercial	$78	$108	$1,900	(28)%	(96)%
Commercial real estate	257	381	3,412	(33)	(92)
Total commercial	335	489	5,312	(31)	(94)
Residential, including originated home equity products	621	705	2,082	(12)	(70)
Home equity products serviced by others	1,881	2,160	6,180	(13)	(70)
Other secured retail (1)	—	—	4,037	—	(100)
Unsecured retail	373	406	2,490	(8)	(85)
Total retail	2,875	3,271	14,789	(12)	(81)
Total non-core loans	3,210	3,760	20,101	(15)	(84)
Other assets	66	81	378	(19)	(83)
Total non-core assets	$3,276	$3,841	$20,479	(15)%	(84)%
(1) Other secured retail loans were either paid down, charged off, sold or transferred to the core loan portfolio by December 31, 2011.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and September 30, 2014, the portfolio has decreased $17.2 billion, including principal repayments of $9.3 billion; charge-offs of $3.8 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion.

Transfers from non-core back to core are handled on an individual request basis and managed through the chief credit officer for our non-core portfolio. The rationale can vary and in the past some loan portfolio transfers have been approved after determination that the original decision to place them in non-core was not deemed appropriate. Individual loans can be reconsidered when the customer prospects change—typically related to situations where a non-strategic customer becomes a strategic customer due to growth or a new credit request that was previously considered to be unlikely.

At September 30, 2014, the non-core portfolio totaled $3.3 billion and has declined 15% since December 31, 2013 and 84% since the designation of the non-core portfolios in 2009. Commercial non-core loan balances declined 31% compared to December 31, 2013, ending at $335 million compared to $489 million at December 31, 2013. Retail non-core loan balances of $2.9 billion decreased 12% or $396 million compared to December 31, 2013.

The largest component of our non-core portfolio is our home equity products currently or formerly serviced by other firms, or SBO, portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $1.1 billion and $1.3 billion as of September 30, 2014 and December 31, 2013, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.9 billion as of September 30, 2014, compared to $2.2 billion as of December 31, 2013. The SBO portfolio represented 6% of the entire real estate portfolio and 4% of the overall retail loan portfolio as of September 30, 2014.

    The credit profile of the SBO portfolio is significantly weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 713 and combined loan to value (CLTV) of 96.6% as of September 30, 2014. The proportion of the portfolio in a second lien (subordinated) position is 95%. The amount of the portfolio in out-of-footprint geographies is 72.4%, with 28.9% concentrated in California, Nevada, Arizona and Florida.

Credit performance continues to improve due to portfolio liquidation (the lowest performing loans have already been charged off), more effective account servicing and collection strategies, and improvements in the real estate market. The delinquency rate of more than 90 days past due was 1.5% as of September 30, 2014, and decreased by 24 basis points from December 31, 2013. The SBO portfolio had a charge-off rate of 2.3% for the nine months ended September 30, 2014 and a cumulative (inception to date) charge-off rate of 26.8% as of September 30, 2014.
Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an allowance for loan and lease losses and a reserve for unfunded lending commitments. This allowance is created through charges to income, or provision for credit losses, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “Critical Accounting Estimates-Allowance for Credit Losses”, Note 4 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report and Note 1 "Significant Accounting Policies" to our audited Consolidated Financial Statements.
The allowance for credit losses totaled $1.3 billion at September 30, 2014 and December 31, 2013. Our allowance for loan and lease losses was 1.32% of total loans and leases and 111% of nonperforming loans and leases as of September 30, 2014 compared with 1.42% and 86% as of December 31, 2013. The total loan portfolio credit performance continued to improve across all credit measures in the nine months ended September 30, 2014. Net charge-offs for the nine months ended September 30, 2014 of $243 million decreased 37% compared to $386 million for the nine months ended September 30, 2013, primarily driven by decreases in the non-core, real estate secured, and unsecured retail portfolios. The portfolio annualized net charge-off rate declined to 0.37% for the nine months ended September 30, 2014 from 0.61% for the nine months ended September 30, 2013. The delinquency rate improved to 1.4% as of September 30, 2014 from 1.9% at December 31, 2013. Nonperforming loans and leases totaled $1.1 billion, or 1.19%, of the total portfolio as of September 30, 2014 as compared to $1.4 billion, or 1.65%, of the total loan portfolio as of December 31, 2013. At September 30, 2014, $638 million of nonperforming loans and leases had been designated as impaired and had no specific allowance because they had been written down to the fair value of their collateral. These loans included $551 million of retail loans and $87 million of commercial loans. Excluding impaired loans that have been written down to their net realizable value, the allowance to nonperforming loans ratio totaled 272% at September 30, 2014 as compared to 151% at December 31, 2013.
Commercial Loan Asset Quality
Our commercial loan portfolio consists of traditional commercial and commercial real estate loans. The portfolio is focused primarily on in-footprint customers where our local delivery model provides for strong client connectivity.
For commercial loans and leases, we use regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness that indicates an increased probability of future loss. See Note 4 "Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk" to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report.
During the nine months ended September 30, 2014, the quality of the commercial loan portfolio remained steady. As of September 30, 2014, total criticized loans decreased to 4.7%, or $1.9 billion, of the commercial loan portfolio compared to 4.9%, or $1.9 billion at December 31, 2013. Commercial real estate criticized balances decreased 36% to 5.1%, or $370 million, of the commercial real estate portfolio compared to 8.4%, or $582 million, as of December 31, 2013. Commercial real estate accounted for 19.2% of the criticized loans as of September 30, 2014, compared to 30.4% as of December 31, 2013.
Nonperforming balances and charge-offs have displayed a positive trend in the first half of 2014. As of September 30, 2014, nonperforming commercial balances decreased $89 million, or 34%, to $176 million, compared to $265 million as of December 31, 2013, with a 51% decline in commercial real estate nonperforming loans over the same period. As of September 30, 2014, nonperforming commercial loans stood at 0.4% of the commercial loan portfolio compared to 0.7% as of December 31, 2013. Net charge-offs in our commercial loan portfolio for the nine months ended September 30, 2014 reflected a net recovery of $17 million compared to a net charge-off of $3 million for the nine months ended September 30, 2013. Charge-off performance continues to be positively influenced by recoveries and lower gross losses driven by improved economic conditions and a strategic focus on high quality new business; however, this favorable trend is expected to reduce as recovery opportunities dissipate. See “Key Factors Affecting Our Business--Credit Trends” for further details.

Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains predominantly focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint with the auto finance and student lending portfolios. Originations within the footprint are primarily initiated through the branch network, whereas out-of-footprint lending is driven by indirect auto loans in dealer networks and student loans via our online platform.
The credit composition of our retail loan portfolio at September 30, 2014 remained favorable and well positioned across all product lines with an average refreshed FICO score of 753, down one point from December 31, 2013. Our real estate combined loan to value ratio, or CLTV, is calculated as the mortgage amount divided by the appraised value of the property and was 66.7% as of September 30, 2014 compared to 67.8% as of December 31, 2013. Excluding the SBO portfolio, the real estate CLTV was 64.7% as of September 30, 2014 compared to 65.1% as of December 31, 2013. Asset quality remains stable with a net charge-off rate (core and non-core) of 0.73% for the nine months ended September 30, 2014, a decrease of 36 basis points from the same period in 2013. The delinquency rate 90 days or more past due is trending flat to December 31, 2013. The overall rate of delinquency more than 30 days past due showed improvement, driven by a sale of a federal student loan portfolio and a decrease in residential lending delinquency.
Nonperforming retail loans as a percentage of total retail loans were 1.8% as of September 30, 2014; an improvement of 64 basis points from December 31, 2013. The improvement in nonperforming retail loans was primarily driven by transfers of loans from nonaccrual to accrual status.
Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “Key Factors Affecting Our Business-HELOC Payment Shock.”
Troubled Debt Restructuring
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of September 30, 2014, we had $1.2 billion classified as retail TDRs, of which $394 million were in nonaccrual status. Within this nonaccrual population, 53.0% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “Critical Accounting Estimates-Allowance for Credit Losses”, Note 4 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information included elsewhere in this report and Note 1 "Significant Accounting Policies" to our audited Consolidated Financial Statements.
The table below presents our retail TDRs in delinquent status as of September 30, 2014:

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential, including originated home equity products	$695	$39	$145	$879
Home Equity products serviced by others	91	10	5	106
Other secured retail	27	3	1	31
Unsecured retail	185	10	3	198
Total	$998	$62	$154	$1,214

The table below presents the accrual status of our retail TDRs as of September 30, 2014:

(in millions)	Accruing	Non-accruing	Total
Recorded Investment:
Residential, including originated home equity products	$533	$346	$879
Home Equity products serviced by others	71	35	106
Other secured retail	24	7	31
Unsecured retail	192	6	198
Total	$820	$394	$1,214

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. The following table presents our AFS and HTM portfolios:

	September 30, 2014		December 31, 2013
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale
U.S. Treasury	$15	$15	$15	$15	$—	—%
State and political subdivisions	10	10	11	10	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,759	17,898	14,970	14,993	2,905	19
Other/non-agency	747	718	992	952	(234)	(25)
Total mortgage-backed securities	18,506	18,616	15,962	15,945	2,671	17
Total debt securities	18,531	18,641	15,988	15,970	2,671	17
Marketable equity securities	10	13	10	13	—	—
Other equity securities	12	12	12	12	—	—
Total equity securities	22	25	22	25	—	—
Total securities available for sale	$18,553	$18,666	$16,010	$15,995	$2,671	17%
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,833	$3,796	$2,940	$2,907	$889	31%
Other/non-agency	1,456	1,482	1,375	1,350	132	10
Total securities held to maturity	$5,289	$5,278	$4,315	$4,257	$1,021	24%
Total securities available for sale and held to maturity	$23,842	$23,944	$20,325	$20,252	$3,692	18%

As of September 30, 2014, the fair value of the securities AFS and HTM portfolios increased by $3.7 billion, or 18%, to $23.9 billion, compared to $20.3 billion as of December 31, 2013. U.S. Government guaranteed notes and government sponsored entity issued mortgage-backed securities comprise the majority of the securities portfolio holdings. Reinvestments have been directed predominantly into fixed-rate MBS, and as of September 30, 2014, the portfolio had an average expected life of 4.71 years.
The investment portfolio includes higher quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. The portfolio composition has also been dominated by holdings backed by mortgages so that they can be pledged to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the LCR.
For the nine months ended September 30, 2014, income on the securities AFS and HTM portfolios increased $107 million, or 33%, to $431 million compared to $324 million for the nine months ended September 30, 2013, and the yield on the fixed-income portfolio was 2.47%. The portfolio yield decreased by nine basis points, due to higher amortization and accretion on a larger sized mortgage-backed securities portfolio. For the nine months ended September 30, 2014, mortgage-backed securities maturities, principal paydowns, and sales totaled $3.2 billion and mortgage-backed securities purchases totaled $6.8 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

The table below represents the major components of our deposits:

(dollars in millions)	September 30, 2014	December 31, 2013	Change	Percent
Demand	$25,877	$24,931	$946	4%
Checking with interest	15,449	13,630	1,819	13
Regular savings	7,655	7,509	146	2
Money market accounts	32,870	31,245	1,625	5
Term deposits	11,612	9,588	2,024	21
Total deposits	93,463	86,903	6,560	8
Deposits held for sale	—	5,277	(5,277)	(100)
Total deposits and deposits held for sale	$93,463	$92,180	$1,283	1%

Total deposits as of September 30, 2014, increased $6.6 billion, or 8%, to $93.5 billion compared to $86.9 billion as of December 31, 2013. All categories of deposits increased, led by term deposits which increased by $2.0 billion, or 21%.

Borrowed Funds
The tables below present our borrowed funds.

The following is a summary of our short-term borrowed funds:

(in millions)	September 30, 2014	December 31, 2013
Federal funds purchased	$—	$689
Securities sold under agreements to repurchase	5,184	4,102
Other short-term borrowed funds	6,715	2,251
Total short-term borrowed funds	$11,899	$7,042

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013	For the Nine Months Ended September 30, 2013
Weighted-average interest rate at period end:
Federal funds purchased and securities sold under agreements to repurchase	0.12%	0.09%	0.10%
Other short-term borrowed funds	0.25	0.20	2.25
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$7,022	$5,114	$3,709
Other short-term borrowed funds	7,702	2,251	750
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,908	$2,400	$1,827
Other short-term borrowed funds	5,479	259	207
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.08%	0.31%	0.03%
Other short-term borrowed funds	0.26	0.44	0.26

The following is a summary of our long-term borrowed funds:

(dollars in millions)	September 30, 2014	December 31, 2013
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	—
4.023% fixed rate subordinated debt, due 2024 (1)	333	—
Banking Subsidiaries:
Federal Home Loan advances due through 2033	23	25
Other	23	30
Total long-term borrowed funds	$2,062	$1,405

(1) Intercompany borrowed funds with the RBS Group. See Note 14 “Related Party Transactions” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Information included elsewhere in this report.
Short-term unsecured borrowed funds are minimal and are offset by $1.9 billion in excess reserves held at Federal Reserve Banks as of September 30, 2014. Other borrowed funds include capital instruments and secured FHLB advances. Additionally, asset liquidity is considered strong. As of September 30, 2014, unencumbered high-quality securities totaled $13.1 billion, unused FHLB capacity was approximately $3.5 billion and unencumbered loans pledged at the Federal Reserve Banks of $9.4 billion, created additional contingent borrowing capacity of approximately $26.0 billion.

Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits. While access to short-term wholesale markets is limited, we have been able to meet our funding needs for the medium term with deposits and collateralized borrowed funds.

Derivatives
Historically, we have used pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets. Given the material prepayment of fixed-rate mortgages and home equity loans since 2008, these swaps were no longer needed and have been terminated or allowed to runoff, resulting in a reduction in the notional balance of these swaps to $1.0 billion as of September 30, 2014.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. This is reflected in the interest rate swaps line in the table below. As of September 30, 2014, a notional amount of $4.0 billion of receive-fixed swaps had been executed. The assets and liabilities recorded for derivatives designated as hedges reflect the market value of these hedge instruments.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments see Note 11 "Derivatives" in the unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information elsewhere in this report.

	September 30, 2014			December 31, 2013			Changes in Net Assets/ Liabilities
(dollars in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,000	$22	$203	$5,500	$23	$412	(53)%
Derivatives not designated as hedging instruments:
Interest rate swaps	28,940	541	452	29,355	654	558	(7)
Foreign exchange contracts	8,278	137	132	7,771	94	87	(29)
Other contracts	686	6	10	569	7	10	33
Total derivatives not designated as hedging instruments		684	594		755	655	(10)
Gross derivative fair values		706	797		778	1,067	(69)%
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(159)	(159)		(128)	(128)
Total net derivative fair values presented in the Consolidated Balance Sheets(3)		$547	$638		$650	$939

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. For interest rate derivatives, the notional amount is typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk as they tend to greatly overstate the true economic risk of these contracts.

(2) Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

(3) We also offset assets and liabilities associated with repurchase agreements on our Consolidated Balance Sheets. See Note 2, “Securities,” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information elsewhere in this report.
Capital
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the Federal Reserve Board. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator.
Under current Basel I regulation, the Federal Reserve Board requires us to maintain minimum levels with respect to our total capital, Tier 1 capital and leverage ratios. The minimum standards for the total capital ratio (the ratio of our total risk-based capital, which is the sum of our Tier 1 and Tier 2 capital, as defined by Federal Reserve Board regulation, to total risk-weighted assets) and the Tier 1 capital ratio (the ratio of our Tier 1 capital to total risk-weighted assets) are 8.0% and 4.0%, respectively. The minimum Tier 1 leverage ratio (the ratio of a banking organization’s Tier 1 capital to total adjusted quarterly average total assets, as defined for regulatory purposes) is 3.0% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. The minimum Tier 1 leverage ratio for all other bank holding companies, including our Company, is 4.0%, unless a different minimum is specified by the Federal Reserve Board.

In July 2013, the U.S. bank regulatory agencies approved final regulatory capital rules that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. We will be required to comply with these rules beginning on January 1, 2015, with certain aspects of the rules phasing in through 2018.

The table below presents our regulatory capital ratios as of September 30, 2014. Actual Basel I ratios and pro forma Basel III ratios, which include estimated impacts of fully phased-in Basel III and U.S. standardized approach risk-weighted assets requirements, remain well above current Basel I and future Basel III minima:

	Basel I			Pro Forma Basel III Standardized Approach
	Actual	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Tier 1 common equity	12.9%	Not Applicable	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital	12.9%	4.0%	6.0%	12.5%	8.5%	8.0%
Total risk-based capital	16.1%	8.0%	10.0%	15.6%	10.5%	10.0%
Tier 1 leverage	10.9%	4.0%	5.0%	10.9%	4.0%	5.0%
Common equity Tier 1	Not Applicable	Not Applicable	Not Applicable	12.5%	7.0%	6.5%

(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

Regulatory Capital Ratios and Capital Composition
The following table presents our capital ratios:

			FDIC Requirements
	Actual		Minimum Capital Adequacy		Classification as "Well Capitalized"
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Tier 1 capital	$13,330	12.9%	$4,128	4.0%	$6,192	6.0%
Total risk-based capital	16,612	16.1%	8,257	8.0%	10,321	10.0%
Tier 1 leverage	13,330	10.9%	4,901	4.0%	6,126	5.0%
Risk-weighted assets	103,207
QTD adjusted average assets	122,521

December 31, 2013
Tier 1 capital	$13,301	13.5%	$3,945	4.0%	$5,918	6.0%
Total risk-based capital	15,885	16.1%	7,891	8.0%	9,863	10.0%
Tier 1 leverage	13,301	11.6%	4,577	4.0%	5,721	5.0%
Risk-weighted assets	98,634
QTD adjusted average assets	114,422

Tier 1 common equity was $13.3 billion at September 30, 2014, an increase of $29 million compared to December 31, 2013. The increase was due to net income of $668 million and recognition of $57 million in share based compensation plans, largely offset by the return of $666 million of common equity in exchange for issuing Tier 2 subordinated debt to RBSG and by $85 million of quarterly dividends. For the nine months ended September 30, 2014, total risk-based capital increased $727 million to $16.6 billion primarily reflecting the same net income, share-based compensation, and quarterly dividends as Tier 1 risk-based, but unaffected by the $666 million exchange of common equity for subordinated debt. For additional information on the our capital composition and changes for the nine months ended September 30, 2014, see the capital composition table below.

The following table presents our capital composition:

(dollars in millions)	September 30, 2014	December 31, 2013
Total common shareholders' equity	$19,383	$19,196
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	399	350
Other intangible assets	(6)	(8)
Net unrealized (gains) losses recorded in accumulated OCI, net of tax:
AFS debt and marketable equity securities	(1)	91
Derivatives	145	298
Unamortized net periodic benefit costs	291	259
Disallowed deferred tax assets	—	—
Disallowed mortgage servicing	(5)	(9)
Total Tier 1 common equity	13,330	13,301

Qualifying preferred stock	—	—
Trust preferred securities	—	—
Total Tier 1 capital	13,330	13,301

Qualifying long-term debt securities as Tier 2	2,016	1,350
Allowance for loan and lease losses	1,201	1,221
Allowance for credit losses for off-balance sheet	63	39
Excess allowance for loan and lease losses	—	(27)
Unrealized gains on equity securities	2	1
Total risk-based capital	$16,612	$15,885

Risk-weighted assets at September 30, 2014 were $103.2 billion, an increase of $4.6 billion as compared to December 31, 2013. The primary drivers for this increase were growth in auto and commercial loans, which increased risk-weighted assets by $2.7 billion and $1.2 billion, respectively.
Capital Adequacy
Our assessment of capital adequacy begins with our risk appetite and risk management framework, which provides for the identification, measurement and management of material risks. Required capital is determined for actual/forecasted risk portfolios using applicable regulatory capital methodologies, including estimated impacts of approved and proposed regulatory changes that will or may apply to future periods. Key analytical frameworks, which enable the comprehensive assessment of capital adequacy versus unexpected loss, supplement our base case forecast. These supplemental frameworks include Integrated Stress Testing, as well as an Internal Capital Adequacy Requirement that builds on internally assessed Economic Capital requirements. Our capital planning process is supported by a robust governance framework. This process includes: capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan, and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the Federal Reserve Board and other bank regulators. We prepare these plans in full compliance with the Federal Reserve Board’s Capital Plan Rule and participate in the Federal Reserve Board’s annual CCAR stress-testing process. Both we and our banking subsidiaries also participate in semiannual stress tests required by the Dodd-Frank Act. The Federal Reserve Board may either object to our capital plan, in whole or in part, or provide a notice of non-objection. If the Federal Reserve Board objects to a capital plan, we may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
Beginning with 2013, our annual plans have included special “exchange transactions” undertaken to produce a more-balanced capital structure without impacting our overall level of qualifying regulatory capital. From the second quarter of 2013 through the third quarter of 2014, these exchange transactions aggregated to $1.7 billion and were executed as special common dividends paired with the issuance of like amounts of subordinated debt. On October 8, 2014, we executed a $334 million exchange by buying back our common shares and issuing subordinated debt. Exchanging common equity for the same amount of Tier 2 subordinated debt has no impact on either the level of total regulatory capital or the total risk-based capital ratio.
In March 2014, the Federal Reserve Board objected on qualitative grounds to our capital plan submitted as part of the CCAR process. Although we were permitted to continue capital actions at a level consistent with those executed in 2013, we are not permitted to increase our capital distributions above 2013 levels until a new capital plan is approved by the Federal Reserve Board. The deadline for our next capital plan submission is January 5, 2015.
During the first three quarters of 2014, we completed the following capital actions:

•	paid common dividends of $25 million, $10 million and $50 million in the first, second and third quarter of 2014, respectively;

•	paid a special common dividend of $333 million to RBS and issued $333 million of 10-year subordinated debt (4.153% fixed subordinated debt due July 1, 2024) to the RBSG in the second quarter of 2014.

•
paid a special common dividend of $333 million to RBS and issued $333 million of 10-year subordinated debt (4.023% fixed subordinated debt due October 1, 2024) to the RBSG in the third quarter of 2014.

Additionally, on October 8, 2014 we repurchased 14,297,761 shares of our common stock from RBS Group at $23.36 per share and issued $334 million of 10-year subordinated debt (4.082% fixed subordinated debt due January 31, 2025) to RBSG.
During 2013, we completed the following capital actions:

•	paid common dividends of $40 million, $55 million, $50 million and $40 million in the first, second, third and fourth quarters of 2013, respectively;

•
redeemed $289 million of floating rate junior subordinated deferrable interest debentures due March 4, 2034 from our special purpose subsidiary, which caused the redemption of $280 million of our trust preferred securities from the RBS Group in the second quarter of 2013;

•
through CBPA, we redeemed $10 million of floating rate junior subordinated deferrable interest debentures due April 22, 2032, which caused redemption of $10 million of our trust preferred securities from third parties in the fourth quarter of 2013;

•
paid a special common dividend of $333 million and issued $333 million of 10-year subordinated debt (5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023) to RBS in the second quarter of 2013;

•
paid a special common dividend of $333 million to RBS and issued $333 million of 10-year subordinated debt (4.771% fixed rate subordinated debt due October 1, 2023) to the RBSG in the third quarter of 2013; and

•
paid a special common dividend of $334 million to RBS and issued $334 million of 10-year subordinated debt (4.691% fixed rate subordinated debt due January 2, 2024) to the RBSG in the fourth quarter of 2013.

After execution of these actions, both Common Equity Tier 1 and Tier 1 Capital, calculated using fully phased-in Basel III definitions, were 12.5% as of September 30, 2014, well above their respective Basel III minima, including the capital conservation buffer, of 7.0% and 8.5%, respectively. Our pro forma Basel III total risk-based capital ratio after giving effect to all Basel III impacts also remained strong at 15.6% versus the Basel III minimum, including the capital conservation buffer, of 10.5%. These pro forma Basel III ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “Principal Components of Operations and Key Performance Metrics Used By Management-Key Performance Metrics and Non-GAAP Financial Measures.”

Banking Subsidiaries' Capital
The following table presents our banking subsidiaries' capital ratios:

	September 30, 2014		December 31, 2013
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Tier 1 capital	$10,476	12.6%	$10,401	12.9%
Total risk-based capital	12,436	15.0%	11,666	14.5%
Tier 1 leverage	10,476	11.2%	10,401	11.7%

Citizens Bank of Pennsylvania
Tier 1 capital	$2,958	14.4%	$3,195	17.1%
Total risk-based capital	3,487	16.9%	3,400	18.2%
Tier 1 leverage	2,958	9.5%	3,195	11.6%

CBNA Tier 1 capital ratio declined 33 basis points to 12.6% and the total risk-based capital ratio increased 46 basis points to 15.0%. The decline in the Tier 1 capital ratio reflected an increase of $2.7 billion in risk-weighted assets for the nine months ended September 30, 2014, which was attributable to asset growth in loans and in securities. Tier 1 capital increased $75 million, reflecting $636 million of net income, partially offset by the return of $440 million of common equity to the CFG Parent Company in exchange for $440 million of Tier 2 subordinated debt and by $115 million of quarterly dividends. Total risk-based capital and the total risk-based capital ratio were unaffected by the $440 million exchange transaction and they also benefited from the issuance of $250 million of incremental Tier 2 subordinated debt to CFG during the second quarter of 2014.

CBPA Tier 1 capital ratio declined 274 basis points to 14.4% at September 30, 2014 and the total risk-based capital ratio declined 127 basis points to 16.9%. The decline in Tier 1 capital reflected $133 million of net income, which was more than offset by $105 million of quarterly dividends and by the return of $300 million of common equity to the CFG Parent Company in exchange for Tier 2 subordinated debt. Total risk-based capital declined less than Tier 1 capital because total capital was unaffected by the $300 million exchange. Both the Tier 1 and total risk-based capital ratios declined due to a $1.9 billion increase in risk-weighted assets for the nine months ended September 30, 2014.
As a result of the goodwill impairment recognized by CBNA in the second quarter of 2013, CBNA must request specific approval from the OCC before executing capital distributions. This requirement is expected to remain in place through the fourth quarter of 2015. However, as of September 30, 2014, irrespective of the ability of our subsidiary banks to pay dividends, on a non-consolidated basis we had liquid assets in excess of $501 million compared to an annual interest burden on existing subordinated debt of approximately $90 million.

Liquidity
We define liquidity as an institution’s ability to meet its cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain current liquidity to fund its daily operations and forecasted cash-flow needs as well as contingent liquidity to deliver funding in a stress scenario. We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
We manage liquidity at the consolidated enterprise level and at each material legal entity, including ourselves, CBNA and CBPA.
CFG Liquidity
Our primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinate debt and (ii) externally issued subordinated debt ($350 million). Our uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including payments of dividends, interest and expenses;

(ii) needs of subsidiaries, including our banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) extraordinary requirements for cash, such as acquisitions.

     During the third quarter of 2014 and again on October 8, 2014, we exchanged Tier 1 common equity for Tier 2 subordinate debt, in the amounts of $333 million and $334 million respectively. We will continue our strategy to optimize capital, which could include additional purchases of our common stock from RBS and/or issuance of lesser capital instruments to RBS. As we increase subordinated debt in exchange for common equity, our funding costs will increase to reflect the incremental debt service. Any issuance of preferred equity would reduce net income available to common shareholders but improve ROTCE.
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of September 30, 2014, we held cash and cash equivalents of $501 million. This should be viewed as a liquidity reserve.
Our liquidity risk is low for four reasons. First, we have no material non-banking subsidiaries and our banking subsidiaries are self-funding. Second, we have no outstanding senior debt. Third, the capital structures of our banking subsidiaries are similar to our capital structure. As of September 30, 2014, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.1%. Fourth, our other cash flow requirements, such as operating expenses, are relatively small.
Banking Subsidiaries’ Liquidity
In the ordinary course of business, the liquidity of CBNA and CBPA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial franchise customers; (ii) payments of principal and interest on loans and debt securities; and (iii) as needed and as described below under “Liquidity Risk Management and Governance,” wholesale borrowings. The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loan commitments; and (iv) funding of securities purchases. To the extent that the banks have relied on wholesale borrowings, uses also include payments of related principal and interest.
Our banking subsidiaries’ major businesses involve taking deposits and making loans. Hence, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
During the third quarter of 2014, CBNA issued $220 million in subordinated debt to us in exchange for common equity held by us and is expected to issue an additional $220 million in subordinated debt in exchange for common equity in the fourth quarter 2014. CBPA issued $150 million in subordinated debt to us in exchange for common equity held by us. Because of the increased proportion of subordinated debt versus common equity in the capital structure of both CBNA and CBPA, funding costs will increase to reflect the incremental debt service costs.
Liquidity Risk
We define liquidity risk as the risk that we or either of our banking subsidiaries will be unable to meet our payment obligations in a timely manner. We manage liquidity risk at the consolidated enterprise level, and for each material legal entity including us, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
Asset liquidity risk is the risk that market conditions may reduce an entity’s ability to liquidate, pledge and/or finance certain assets and thereby substantially reduce the liquidity value of such assets. Drivers of contingent liquidity risk include general market disruptions as well as specific issues regarding the credit quality and/or valuation of a security or loan, issuer or borrower and/or asset class.
Funding liquidity risk is the risk that market conditions and/or entity-specific events may reduce an entity’s ability to raise funds from depositors and/or wholesale market counterparties. Drivers of funding liquidity may be idiosyncratic or systemic, reflecting impediments to operations and/or undermining of market confidence.

Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity at both CBNA and CBPA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the Government National Mortgage Association, or GNMA, Federal National Mortgage

Association, or FNMA and the Federal Home Loan Mortgage Corporation, or FHLMC), by any incapacitation of the Federal Home Loan Banks, or FHLBs, to provide collateralized advances and/or by a refusal of the Federal Reserve Board to act as lender of last resort in systemic stress. Given the quality of our free securities, the positive track record of the FHLBs in stress and the commitment of the Federal Reserve Board to continue as lender of last resort in systemic stress scenarios, we view contingent liquidity risk at our banking subsidiaries, both CBNA and CBPA, to be relatively modest.
Given the structure of their balance sheets, funding liquidity of CBNA and CBPA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both (e.g., the financial crisis of 2008-10). However, during the financial crisis, our banking subsidiaries reduced their dependence on unsecured wholesale funding to virtually zero. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our funding liquidity risk to be relatively modest.
An additional variable affecting our access, and the access of our banking subsidiaries, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

September 30, 2014
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Citizens Bank, N.A.:
Long-term issuer	A3	A-	BBB+
Short-term issuer	P-2	A-2	F2
Citizens Bank of Pennsylvania:
Long-term issuer	A3	A-	BBB+
Short-term issuer	P-2	A-2	F2
 NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. Because of current credit ratings, CBNA and CBPA have limited access to unsecured wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At September 30, 2014, the majority of wholesale funding consisted of secured borrowings using high-quality liquid securities sold under agreements to repurchase (repurchase agreements) and secured FHLB advances using high-quality residential loan collateral. Our dependence on unsecured and credit-sensitive funding continues to be relatively low.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The Federal Reserve Board evaluates our liquidity as part of the supervisory process, and the Federal Reserve Board recently issued regulations that will require us to conduct regular liquidity stress testing over various time horizons and to maintain a buffer of highly liquid assets sufficient to cover expected net cash outflows and projected loss or impairment of funding sources for a short-term liquidity stress scenario. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement a modified version of the LCR in the United States, which would apply to large bank holding companies. As compared to the Basel Committee’s version of the LCR, the modified version of the LCR includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that begins on January 1, 2015 and ends on January 1, 2017. Achieving LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We expect to be fully compliant with the LCR by the required implementation date.

The NSFR was developed to provide a sustainable maturity structure of assets and liabilities and has a time horizon of one year. The Basel Committee contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018; however, the federal banking regulators have not yet proposed rules to implement the NSFR in the United States.
We continue to review these liquidity requirements, and to develop implementation plans and liquidity strategies. We expect to be fully compliant with the final rules on or prior to the applicable effective date.
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Wholesale Funding and Liquidity unit within our treasury unit in accordance with policy guidelines promulgated by our Board and the Asset and Liability Management Committee. In managing liquidity risk, the Wholesale Funding and Liquidity unit delivers regular and comprehensive reporting, including current levels vs. threshold limits, for a broad set of liquidity metrics, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
The mission of our Wholesale Funding and Liquidity unit is to deliver prudent levels of current, projected and contingent liquidity from stable sources, in a timely manner and at a reasonable cost, without significant adverse consequences.
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly unsecured funding; and by maintaining ample available liquidity, including a liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2014:

•	Core deposits continued to be our primary source of funding and our consolidated period-end loan-to-deposit ratio was 97% and includes loans and deposits held for sale;

•
Unsecured wholesale funding was relatively low, at $1.1 billion, substantially offset by excess cash balances held at the Federal Reserve Banks, defined as total reserves held less required reserves of $1.9 billion;

•
Asset liquidity remained robust at $18.5 billion; net overnight position, defined as federal funds sold plus excess balances held at the Federal Reserve Banks minus federal funds purchased, totaled $1.9 billion; unencumbered liquid securities totaled $13.1 billion; and available FHLB capacity secured by mortgage loans totaled $3.5 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $9.4 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Wholesale Funding and Liquidity unit monitors a variety of liquidity and funding metrics, including specific risk threshold limits. The metrics are broadly classified as follows:

•	Current liquidity sources and capacities, including excess cash at the Federal Reserve Banks, free and liquid securities and available and secured FHLB borrowing capacity;

•
Contingent stressed liquidity, including idiosyncratic, systemic and combined stress scenarios, in addition to evolving regulatory requirements such as the Liquidity Coverage Ratio and the Net Stable Funding Ratio; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored for each of us, our banking subsidiaries, and for our consolidated enterprise on a daily basis, including net overnight position, free securities, internal liquidity, available FHLB borrowing capacity and total contingent liquidity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
For the nine months ended September 30, 2014, our operating activities contributed $1.2 billion in net cash, including an increase in other liabilities, which added $2.3 billion, and an increase in depreciation, amortization and accretion, which added $313 million, partially offset by a decrease in other assets of $2.0 billion and a gain on sale of deposits of $286 million. For the nine months ended September 30, 2014, net cash used by investing activities was $7.4 billion, primarily reflecting net securities AFS portfolio purchases of $5.6 billion, a net increase in loans and leases of $4.1 billion and securities HTM portfolio purchases of $1.2 billion, partially offset by proceeds from maturities, paydowns and sales of securities AFS of $3.5 billion. Cash provided by financing activities was $6.3 billion, including a net increase in other short-term borrowed funds of $4.5 billion and a net increase in deposits of $1.6 billion. These activities represented a cumulative increase in cash and cash equivalents of $132 million, which, when added to the cash and cash equivalents balance of $2.8 billion at the beginning of the period, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of September 30, 2014.
For the nine months ended September 30, 2013, aggregate operating activities contributed $1.6 billion in net cash. Significant items within this category included net loss of $3.6 billion and goodwill impairment of $4.4 billion. For the nine months ended September 30, 2013, investing activities contributed net cash of $218 million, primarily reflecting proceeds from maturities, paydowns and sales of securities AFS of $6.9 billion, a decrease in loans and leases of $1.3 billion and a decrease in interest-bearing deposits in banks of $1.0 billion offset by purchases of securities AFS of $8.8 billion. Finally, financing activities utilized net cash of $2.3 billion, primarily reflecting a decrease in deposits of $1.2 billion, a net decrease in federal funds purchased and securities sold under agreements to repurchase of $742 million and dividends declared and paid to parent of $811 million. Together, these activities resulted in a cumulative decrease in cash and cash equivalents of $481 million. When added to the cash and cash equivalents balance of $3.1 billion at the beginning of the period, the result was an ending cash and cash equivalents balance of $2.6 billion at September 30, 2013.

Off Balance Sheet Commitments

The following table presents our outstanding off-balance sheet commitments. See Note 12 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information elsewhere in the report for further discussion:

(dollars in millions)	September 30, 2014	December 31, 2013	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$55,333	$53,987	$1,346	2%
Financial standby letters of credit	2,498	2,556	(58)	(2)
Performance letters of credit	94	149	(55)	(37)
Commercial letters of credit	74	64	10	16
Marketing rights	51	54	(3)	(6)
Risk participation agreements	16	17	(1)	(6)
Residential mortgage loans sold with recourse	11	13	(2)	(15)
Total	$58,077	$56,840	$1,237	2%

On May 29, 2014, we entered into an agreement to purchase auto loans on a quarterly basis in future periods. For the first year, the agreement requires the purchase of a minimum of $250 million of outstanding balances to a maximum of $600 million per quarterly period. For quarterly periods after the first year, the minimum and maximum purchases are $400 million and $600 million, respectively. The agreement automatically renews until terminated by either party. We may cancel the agreement at will with payment of a variable termination fee. After three years, there is no termination fee. For more information regarding this agreement, see "Recent Events.”
Critical Accounting Estimates
Our unaudited interim Consolidated Financial Statements, which are included elsewhere in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our unaudited interim Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The most significant accounting policies and estimates and their related application are discussed below.

Allowance for Credit Losses

Management’s estimate of probable losses in our loan and lease portfolios including unfunded lending commitments is recorded in the allowance for loan and lease losses and the reserve for unfunded lending commitments, at levels that we believe to be appropriate as of the balance sheet date. Our determination of such estimates is based on a periodic evaluation of the loan and lease portfolios and unfunded credit facilities, as well as other relevant factors. This evaluation is inherently subjective and requires significant estimates and judgments of underlying factors, all of which are susceptible to change.

The allowance for loan and lease losses and reserve for unfunded lending commitments could be affected by a variety of internal and external factors. Internal factors include portfolio performance such as delinquency levels, assigned risk ratings, the mix and level of loan balances, differing economic risks associated with each loan category and the financial condition of specific borrowers. External factors include fluctuations in the general economy, unemployment rates, bankruptcy filings, developments within a particular industry, changes in collateral values and factors particular to a specific commercial credit such as competition, business and management performance. The allowance for loan and lease losses may be adjusted to reflect our current assessment of various qualitative risks, factors and events that may not be measured in our statistical procedures. There is no certainty that the allowance for loan and lease losses and reserve for unfunded lending commitments will be appropriate over time to cover losses because of unanticipated adverse changes in any of these internal, external or qualitative factors.

The evaluation of the adequacy of the commercial and commercial real estate allowance for loan and lease losses and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default, loss given default and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors may be included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses and forward loss curve ratios.

For non-accruing commercial and commercial real estate loans with an outstanding balance of $3 million or greater and for all commercial and commercial real estate TDRs (regardless of size), we conduct specific analysis on a loan level basis to determine the probable amount of credit loss. If appropriate, a specific allowance is established for the loan through a charge to the provision for credit losses. For all classes of impaired loans, individual loan measures of impairment may result in a charge-off to the allowance for loan and lease losses, if deemed appropriate. In such cases, the provision for credit losses is not affected when a specific reserve for at least that amount already exists. Techniques utilized include comparing the loan’s carrying amount to the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. The technique applied to each impaired loan is based on the workout officer’s opinion of the most probable workout scenario. Historically this has generally led to the use of the estimated present value of future cash flows approach. The fair value of underlying collateral will be used if the loan is deemed collateral dependent. For loans that use the fair value of underlying collateral approach, a charge-off assessment is performed quarterly to write the loans down to fair value.

For most non-impaired retail loan portfolio types, the allowance for loan and lease losses is based upon the incurred loss model utilizing the PD, LGD and exposure at default on an individual loan basis. When developing these factors, we may consider the loan product and collateral type, LTV ratio, lien position, borrower’s credit, time outstanding, geographic location, delinquency status and incurred loss period. Incurred loss periods are reviewed and updated at least annually, and potentially more frequently when economic situations change rapidly, as they tend to fluctuate with economic cycles. Incurred loss periods are generally longer in good economic times and shorter in bad times.

For home equity lines and loans, a number of factors impact the PD. Specifically, the borrower’s current FICO score, the utilization rate, delinquency statistics, borrower income, current combined loan to value ratio and months on books are all used to assess the borrower’s creditworthiness. Similarly, the loss severity is also impacted by various factors, including the utilization rate, the combined loan to value ratio, the lien position, the Housing Price Index change for the location (as measured by the Case-Shiller index), months on books and current loan balance.

When we are not in a first lien position, we use delinquency information on the first lien exposures obtained from third-party credit information providers in the credit assessment. For all first liens, whether owned by a third party or by us, an additional assessment is performed on a quarterly basis. In this assessment, the most recent three months’ performance of the senior liens is reviewed for delinquency (90 days or more past due), modification, foreclosure and/or bankruptcy statuses. If any derogatory status is present, the junior lien will be placed on nonaccrual status regardless of its delinquency status on our books. This subsequent change to nonaccrual status will alter the treatment in the PD model, thus affecting the reserve calculation.

In addition, the first lien exposure is combined with the second lien exposure to generate a combined LTV. The combined LTV is a more accurate reflection of the leverage of the borrower against the property value, as compared to the LTV from just the junior lien(s). The combined LTV is used for modeling both the junior lien PD and LGD. This also impacts the Allowance for Loan Loss rates for the junior lien HELOCs.

The above measures are all used to assess the PD and LGD for HELOC borrowers for whom we originated the loans. There is also a portfolio of home equity products that were originated and serviced by others; however, we currently service some of the loans in this portfolio. The SBO portfolio is modeled as a separate class and the reserves for this class are generated by using the delinquency roll rate models as described below.

For student loan and SBO portfolios, we estimate the allowance for loan loss by utilizing a delinquency roll rate model. For such a model, the portfolio is segmented by delinquency category (e.g., 30 days past due, 60 days past due, etc.). The purpose of this segmentation is to evaluate the probability of a loan flowing into the next delinquency stage category, within one month. The projected rate for each delinquency category is the moving average of the previous 12 months’ rates, although the number of months used could vary by loan type, with the current month from the previous two years included to adjust for seasonality. For the portfolios utilizing the incurred loss model, roll rate models are also run as challenger models and can be used to support management overlays if deemed necessary. At a macro level, retail losses for all portfolio types may be affected by factors such as collateral values, unemployment rates and local economic conditions.

For retail TDRs that are not collateral-dependent, allowances are developed using the present value of expected future cash flows, compared to the recorded investment in the loans. Expected re-default factors are considered in this analysis. Retail TDRs that are deemed collateral-dependent are written down to the fair market value of the collateral less costs to sell. The fair value of collateral is periodically monitored subsequent to the modification.

Changes in the levels of estimated losses, even if minor, can significantly affect management’s determination of an appropriate allowance for loan and lease losses. For consumer loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A 1% and 5% increase in the estimated loss rate for consumer loans at December 31, 2013 would have increased the allowance by $5 million and $25 million, respectively. The allowance for loan and lease losses for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2013 period ending loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the allowance for loan and lease losses would have increased by $32 million and $64 million, respectively, as of December 31, 2013.

Commercial loans and leases are charged off to the allowance when there is little prospect of collecting either principal or interest. Charge-offs of commercial loans and leases usually involve receipt of borrower-specific adverse information. For commercial collateral dependent loans, an appraisal or other valuation is used to quantify a shortfall between the fair value of the collateral less costs to sell and the recorded investment in the commercial loan. Retail loan charge-offs are generally based on established delinquency thresholds rather than borrower-specific adverse information. When a loan is collateral-dependent, any shortfalls between the fair value of the collateral less costs to sell and the recorded investment is promptly charged off. Placing any loan or lease on nonaccrual status does not by itself require a partial or total charge-off; however, any identified losses are charged off at that time.

For additional information regarding the allowance for loan and lease losses and reserve for unfunded lending commitments, see Note 4 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information located elsewhere in this report as well as Note 1 “Significant Accounting Policies,” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk,” to our audited Consolidated Financial Statements.

Fair Value

We measure fair value using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon quoted market prices in an active market, where available. If quoted prices are not available, observable market-based inputs or independently sourced parameters are used to develop fair value, whenever possible. Such inputs may include prices of similar assets or liabilities, yield curves, interest rates, prepayment speeds and foreign exchange rates.

We classify our assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

•	Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by market data for substantially the full term of the asset or liability; and

•	Level 3. Unobservable inputs that are supported by little or no market information and that are significant to the fair value measurement.

Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Level 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.

Significant assets measured at fair value on a recurring basis include our mortgage-backed securities AFS. These instruments are priced using an external pricing service and are classified as Level 2 within the fair value hierarchy. The service’s pricing models use predominantly observable valuation inputs to measure the fair value of these securities under both the market and income approaches. The pricing service utilizes a matrix pricing methodology to price our U.S. agency pass-through securities, which involves making adjustments to to-be-announced security prices based on a matrix of various mortgage-backed securities characteristics such as weighted-average maturities, indices and other pool-level information. Other agency and non-agency mortgage-backed securities are priced using a discounted cash flow methodology. This methodology includes estimating the cash flows expected to be received for each security using projected prepayment speeds and default rates based on historical statistics of the underlying collateral and current market conventions. These estimated cash flows are then discounted using market-based discount rates that incorporate characteristics such as average life, volatility, ratings, performance of the underlying collateral, and prevailing market conditions.

We review and update the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in fair value measurements may result in a reclassification between the fair value hierarchy levels and are recognized based on period-end balances. We also verify the accuracy of the pricing provided by our primary external pricing service on a quarterly basis. This process involves using a secondary external vendor to provide valuations for our securities portfolio for comparison purposes. Any securities with discrepancies beyond a certain threshold are researched and, if necessary, valued by an independent outside broker.

Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans and goodwill.

For additional information regarding our fair value measurements, see Note 2 “Securities,” Note 6 “Mortgage Banking,” and Note 11 “Derivatives” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information found elsewhere in this report as well as Note 1 “Significant Accounting Policies,” Note 3 “Securities,” Note 9 “Mortgage Banking” and Note 15 “Derivatives” to our audited Consolidated Financial Statements.

Goodwill

Goodwill is an asset that represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but is subject to annual impairment tests. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. A reporting unit is a business operating segment or a component of a business operating segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is deemed to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

We review goodwill for impairment annually as of October 31 (previously as of September 30) or more often if events or circumstances indicate that it is more likely than not that the fair value of one or more reporting units is below its carrying value. We rely on the income approach (discounted cash flow method) as the primary method for determining fair value. Market-based methods are used as benchmarks to corroborate the value determined by the discounted cash flow method.

We rely on several assumptions when estimating the fair value of our reporting units using the discounted cash flow method. These assumptions include the current discount rate, as well as projected loan losses, income taxes and capital retention rates. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta and unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated on the assessment of the risks related to the projected cash flows of each reporting unit. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

We corroborate the fair value of our reporting units determined by the discounted cash flow method using market-based methods: a comparable company method and a comparable transaction method. The comparable company method measures fair value of a business by comparing it to publicly traded companies in similar lines of business. This involves identifying and selecting the comparable companies based on a number of factors (i.e., size, growth, profitability, risk and return on investment), calculating the market multiples (i.e., price-to-tangible book value, price-to-cash earnings and price-to-net income) of these comparable companies and then applying these multiples to our operating results to estimate the value of the reporting unit’s equity on a marketable, minority basis. A control premium is then applied to this value to estimate the fair value of the reporting unit on a marketable, controlling basis. The comparable transaction method measures fair value of a business based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale. The process involves comparison and correlation of ourselves with other similar companies. Adjustments for differences in factors described earlier (i.e., size, growth, profitability, risk and return on investment) are also considered.

The valuation of goodwill is dependent on forward-looking expectations related to the performance of the U.S. economy and our associated financial performance. The prolonged delay in the full recovery of the U.S. economy, and the impact of that delay on earnings expectations, prompted a goodwill impairment test as of June 30, 2013. Although the U.S. economy has demonstrated signs of recovery, notably improvements in unemployment and housing, the pace and extent of recovery in these indicators, as well as in overall gross domestic product, have lagged previous expectations. The impact of the slow recovery is most evident in our Consumer Banking reporting unit. Accordingly, the percentage by which the estimated fair value of our Consumer Banking reporting unit exceeded its carrying value declined from 7% at December 31, 2011 to 5% at December 31, 2012.

During the first half of 2013, we observed further deceleration of expected growth for our Consumer Banking reporting unit’s future profits based on forecasted economic growth for the U.S. economy and the continuing impact of the new regulatory framework in the financial industry. This deceleration was incorporated into our revised earnings forecast in the second quarter of 2013, and we subsequently concluded that there was a likelihood of greater than 50% that goodwill impairment had occurred as of June 30, 2013.

An interim goodwill impairment test was subsequently performed for our Consumer Banking and Commercial Banking reporting units. Step One of these tests indicated that (1) the fair value of our Consumer Banking reporting unit was less than its carrying value by 19% and (2) the fair value of our Commercial Banking reporting unit exceeded its carrying value by 27%. Step Two of the goodwill impairment test was subsequently performed for our Consumer Banking reporting unit, which resulted in the recognition of a pre-tax $4.4 billion impairment charge in our Consolidated Statement of Operations for the period ending June 30, 2013. The impairment charge, which was a non-cash item, had minimal impact on our Tier 1 and total capital ratios. The impairment charge had no impact on our liquidity position or tangible common equity.

We performed an annual test for impairment of goodwill for both reporting units as of October 31, 2013. As of this testing date, the percentage by which the fair value of our Consumer Banking reporting unit exceeded its carrying value was 21%, and the percentage by which the fair value of our Commercial Banking reporting unit exceeded its carrying value was 31%.

We based the fair value estimates used in our annual goodwill impairment testing on assumptions we believe to be representative of assumptions that a market participant would use in valuing the reporting units but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our reporting units. There can be no assurances that future estimates and assumptions made for purposes of goodwill testing will prove accurate predictions of the future. If the assumptions regarding business plans, competitive environments or anticipated growth rates are not achieved, we may be required to record goodwill impairment charges in future periods.

For additional information regarding our goodwill impairment testing, see Note 5 “Goodwill” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information found elsewhere in this report as well as Note 1 “Significant Accounting Policies” and Note 8 “Goodwill” to our audited Consolidated Financial Statements.

Income Taxes

Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the audited Consolidated Balance Sheets and reflect our estimate of income taxes to be paid or that effectively have been prepaid. Deferred income tax assets and liabilities represent the amount of future income taxes to be paid or that effectively have been prepaid, and the net balance is reported as an asset or liability in the audited Consolidated Balance Sheets. We determine the realization of the deferred tax asset based upon an evaluation of the four possible sources of taxable income: (1) the future reversals of taxable temporary differences; (2) future taxable income exclusive of reversing temporary differences and carryforwards; (3) taxable income in prior carryback years; and (4) tax planning strategies. In projecting future taxable income, we utilize forecasted pre-tax earnings, adjust for the estimated book tax differences and incorporate assumptions, including the amount of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates that we use to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted.

We are subject to income tax in the United States and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in a range of outcomes. Thus, we are required to exercise judgment regarding the application of these tax laws and regulations. We evaluate and recognize tax liabilities related to any tax uncertainties. Due to the complexity of some of these uncertainties, the ultimate resolution may differ from the current estimate of tax liabilities or refunds.

Our estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to our audited consolidated financial position, results of operations or cash flows.

For additional information regarding income taxes, see Note 10 “Income Taxes” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Information found elsewhere in this report as well as Note 14 “Income Taxes” and Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements.

Risk Governance
We are committed to maintaining a strong, integrated and proactive approach to the management of all risks to which we are exposed in pursuit of our business objectives. A key aspect of our Board’s responsibility as the main decision making body is setting our risk appetite to ensure that the levels of risk that we are willing to accept in the attainment of our strategic business and financial objectives are clearly understood.

To enable the Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The key committees that specifically consider risk across the enterprise are set out in the diagram below.

Chief Risk Officer
The CRO, directs our overall risk management function overseeing the compliance, regulatory, operational and credit risk management. In addition, the CRO has oversight of the management of market, liquidity and strategic risks. The CRO reports to our CEO and Board Risk Committee.
Risk Framework
Our risk management framework is embedded in our business through a “Three Lines of Defense” model which defines responsibilities and accountabilities.
First Line of Defense
The business lines (including their associated support functions) are the First Line of Defense and are accountable for owning and managing, within our defined risk appetite, the risks which exist in their respective business areas. The business lines are responsible for performing regular risk assessments to identify and assess the material risks that arise in their area of responsibility, complying with relevant risk policies, testing and certifying the adequacy and effectiveness of their controls on a regular basis, establishing and documenting operating procedures and establishing and owning a governance structure for identifying and managing risk.

Second Line of Defense
The Second Line of Defense includes independent monitoring and control functions accountable for developing and ensuring implementation of risk and control frameworks, oversight of risk, financial management and valuation, and regulatory compliance. This centralized risk function is appropriately independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks. This risk function utilizes training, communications and awareness to provide expert support and advice to the business lines. This includes interpreting the risk policy standards and risk management framework, overseeing compliance by the businesses with policies and responsibilities, including providing relevant management information and escalating concerns where appropriate.
The Executive Risk Committee, chaired by the CRO, actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated.
Third Line of Defense
Our internal audit function is the Third Line of Defense acting as an independent appraisal and assurance function. As an independent assurance function, internal audit ensures the key business risks are being managed to an acceptable level and that the risk management and internal control framework is operating effectively. Independent assessments are provided to our Audit Committee on a monthly basis and to the Board and executive management in the form of quarterly opinions.
Risk Appetite
Risk Appetite is a strategic business and risk management tool. We define our risk appetite as the maximum limit of acceptable risk beyond which we would either be unable to achieve our strategic objectives and capital adequacy obligations or would assume an unacceptable amount of risk to do so. The Board Risk Committee advises our Board of Directors in relation to current and potential future risk strategy, including determination of risk appetite and tolerance.

The principal non-market risks to which we are subject are: credit risk, operational risk, liquidity risk, strategic risk and reputational risk. We are also subject to market risks. Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk does not result from proprietary trading, which we prohibit. Rather, modest market risk arises from trading activities that serve customer needs, including hedging of interest rate and foreign exchange risk. As described below, more material market risk arises from our non-trading banking activities, such as loan origination and deposit gathering. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage both trading and non-trading market risks. We are also subject to liquidity risk, discussed above under “Liquidity.”
Our risk appetite framework and risk limit structure establishes guidelines to determine the balance between existing and desired levels of risk and supports the implementation, measurement and management of our risk appetite policy.
Credit Risk
Overview
Credit risk represents the potential for loss arising from a customer, counterparty, or issuer failing to perform in accordance with the contractual terms of the obligation. While the majority of our credit risk is associated with lending activities, we do engage with other financial counterparties for a variety of purposes including investing, asset and liability management, and trading activities. Given the financial impact of credit risk on our profit and loss and balance sheet, the assessment, approval, and management of credit risk represents a major part of our overall risk-management responsibility.
Objective
The credit risk management organization is responsible for approving credit transactions, monitoring portfolio performance, identifying problem loans, and ensuring remedial management.
Organizational Structure
Management and oversight of credit risk is the responsibility of the CCOs. Although there is substantial overlap between our consumer and commercial risk management functions and our business segments, Consumer Banking and Commercial Banking, as well as Other, the allocation of a line of business to either Consumer Banking or Commercial Banking for accounting purposes does not necessarily align with our risk management categories. The relevant CCO and their teams oversee the management of credit risk activities, under the guidance of the CRO. There are additional matrix reporting lines for the CCOs and CRO that tie into the segment executive management, as well as the RBS Group Credit Risk Management. From a commercial perspective, it is likely that some matrix reporting lines will continue into the RBS Group Risk functions for as long as we are majority owned by the RBS Group.
The credit risk teams operate independently from the business lines to ensure decisions are not influenced by unbalanced objectives. Each team is comprised of senior credit officers who possess extensive experience structuring and approving loans.

Governance
The primary mechanisms used to govern our credit risk function are our consumer and commercial credit policies. These policies outline the minimum acceptable lending standards that align with our desired risk appetite. Material issues or changes are identified by the individual committees and presented to the Combined Credit Risk Committee, Executive Risk Committee and the Board for approval as required.

Key Management Processes
To ensure credit risks are managed within our risk appetite and business and risk strategies are achieved, we employ a comprehensive and integrated control program. The program’s objective is to proactively (1) identify, (2) measure, (3) monitor, and (4) mitigate existing and emerging credit risks across the lifecycle (origination, account management/portfolio management, and loss mitigation and recovery).
On the consumer banking side of credit risk, our teams use models to evaluate consumer loans across the lifecycle of the loan. Starting at origination, credit scoring models are used to forecast the probability of default of an applicant. These models are embedded in the loan origination system, which allows for real-time scoring and automated decisions for many of our products. Periodic validations are performed on our purchased and proprietary scores to ensure fit for purpose. When approving customers for a new loan or extension of an existing credit line, credit scores are used in conjunction with other credit risk variables such as affordability, length of term, collateral value, collateral type, and lien subordination.
The origination process is supported by dedicated underwriting teams that reside in the business line. The size of each team depends on the intensity of the approval process as the number of handoffs, documentation, and verification requirements differ substantially depending on the loan product.
To ensure proper oversight of the underwriting teams, lending authority is granted by credit risk to each underwriter. The amount of delegated authority depends on the experience of the individual. We periodically evaluate the performance of each underwriter and annually reauthorize their delegated authority. Only senior members of the credit risk team are authorized to grant significant exceptions to credit policies. It is not uncommon to make exceptions to established policies when compensating factors are present. These exceptions are capped at 5% of origination volume and tracked separately to ensure performance expectations are achieved.
Once an account is established, credit scores and collateral values are refreshed at regular intervals to allow for proactive identification of increasing or decreasing levels of credit risk. For accounts with contingent liability (revolving feature), credit policies have been developed that leverage the refreshed customer data to determine if a credit line should be increased, decreased, frozen, or closed. Lastly, behavioral modeling, segmentation, and loan modifications are used to cure delinquency, reduce the severity of loss, and maximize recoveries. Our approach to managing credit risk is highly analytical and, where appropriate, is automated, to ensure consistency and efficiency.
One of the central tools used to manage credit risk is the Consumer and Small Business Credit Risk Dashboard. This dashboard is refreshed monthly and evaluates key dimensions of credit risk against predefined parameters, commonly referred to as triggers and limits. Triggers are designed to alert senior management of unfavorable performance deviations from current risk profile and provide sufficient lead time to address and implement corrective actions before the risk increases in materiality. Where appropriate, triggers are aligned to budget expectations and operational targets. Limits, conversely, are designed to represent the maximum risk tolerance or appetite we are willing to accept in any given year.
The credit risk team is constantly evaluating current and projected economic conditions, internal credit performance in relation to budget and predefined risk tolerances, and current and expected regulatory guidance to determine the optimal balance of expansion and contraction policies. All policy change proposals receive intense scrutiny and syndication prior to approval and implementation. This process ensures decisions are made based on profit based analytics with full consideration to operational and regulatory risks.

On the commercial banking side of credit risk, the structure is broken into C&I loans and leases and CRE. Within C&I there are separate verticals established for certain specialty products (e.g., asset based lending, leasing, franchise finance, health care, technology, mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
Commercial credit risk management begins with defined credit products and policies. New credit products and material changes to existing credit products require multiple levels of review and approval. The initial level of review involves the engagement of risk disciplines from across the enterprise for a New Product Risk Assessment. This assessment process reviews the product description, strategic rationale and financial impact and considers the risk impact from multiple perspectives (Reputation, Operational, Regulatory, Market, Legal as well as Credit). Credit risk approval then involves the determination and development of credit policy which includes the approval of the appropriate credit risk acceptance criteria beyond the general credit underwritings standards that already exist.
Commercial transactions are subject to individual analysis and approval at origination and thereafter are subject to formal annual reviews. The underwriting process includes the establishment and approval of Credit Grades that confirm the PD and LGD. Approval then requires both a business line approver and an independent Credit Approver. The approval level is determined by the size of the credit relationship as well as the PD with larger relationships and weaker PD’s requiring more senior individuals. The checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. All authority to grant credit is delegated through the independent credit administration function and is closely monitored and regularly updated.
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process at origination and annual review, our Credit Quality Assurance group performs testing to provide an independent review and assessment of the quality and/or risk of new loan originations. This group is part of our Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of the credit processes.
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry (sector), loan type (asset class), and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives. Geographic considerations occur at both the transactional level as well as the product level, as certain specialties operate on a national basis.
Our management of risk concentrations includes the establishment of Sector and Asset Class limits which track and report correlated risk exposures. We established limits for 29 separate Sectors. These Sector Limits are approved annually by the Concentration Risk Management Committee. Exposure against these limits is tracked on a monthly basis. The two largest sector concentrations are Industrials and CRE.

Apart from Industrials and CRE (which together make up 29% of the commercial utilization as of September 30, 2014), we do not have any major sector concentrations. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration. We have a smaller concentration in CRE than our peer banks based on industry data obtained from SNL Financial. As of June 30, 2014, our CRE outstandings amounted to 11% of total outstanding loans. According to SNL Financial, the corresponding ratio for peer banks was 18%.
We have also established, through the Concentration Risk Management Committee, Asset Class Limits to further measure and manage concentration risks. Asset classes include Leveraged Lending, Franchise Finance and Loan Underwriting Risk. These asset class limits are expressed as either a percentage of capital or by specific dollar thresholds. Exposure against these limits is tracked quarterly.
Our standardized credit grading system considers many components that directly correlate to loan quality and likelihood of repayment. Our assessment of a borrower’s credit strength, or lack thereof, is reflected in our risk ratings for such loans, which are directly tied to, and an integral component of, our allowance for loan and lease losses methodology. When deterioration in credit strength is noted, a loan becomes subject to Watch Review. The Watch Review process evaluates the weaknesses and recommends corrective strategy. The Watch Review process involves senior representatives from the business line portfolio management team, credit and our GRG. If a viable corrective action strategy is not achieved, the credit is subject to classification as either Criticized or Classified which triggers a risk rating downgrade. As such, the loan would attract a higher allowance for loan and lease losses requirement, be subject to more frequent review (including continued inclusion in the Watch Review process), and be reported as a “non-pass” credit to our regulators. In addition, all classified assets are transferred to GRG.
Substantially all loans categorized as Classified are managed by GRG. GRG is a specialized group of credit professionals that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.

Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk does not result from proprietary trading, which we prohibit. Rather, modest market risk arises from trading activities that serve customer needs, including hedging of interest rate and foreign exchange risk. As described below, more material market risk arises from our non-trading banking activities, such as loan origination and deposit-gathering. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage both trading and non-trading market risks.
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is comprised entirely of interest rate risk, as we have no direct currency, equity or commodity risk. This interest rate risk emerges from the balance sheet after the aggregation of our assets, liabilities and equity. We refer to this non-trading risk embedded in the balance sheet as “structural interest rate risk” or “interest rate risk in the banking book.” Our mortgage servicing rights assets also contain interest rate risk as the value of the fee stream is impacted by the level of long-term interest rates.
A major source of structural interest rate risk is a difference in the repricing of assets, on the one hand, and liabilities and equity, on the other. First, there are differences in the timing of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a residential mortgage may be fixed for 30 years; the rate paid on a certificate of deposit may be fixed only for a few months. Due to these timing differences, net interest income is sensitive to changes in the level and shape of the yield curve. Second, there are differences in the drivers of rate changes of various assets and liabilities. For example, commercial loans may reprice based on one-month LIBOR or prime; the rate paid on retail money market demand accounts may be only loosely correlated with LIBOR and depend on competitive demand for funds. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty; and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. Given the very low level of short-term interest rates, this risk is asymmetrical with significantly more upside benefit than potential exposure. The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed rate loans as well as the prepayment risk on mortgage related loans and securities funded by non-rate sensitive deposits and equity.
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within this risk appetite, we must both measure the exposure and, as necessary, hedge it. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on the structural interest rate risk position. These exposures are reported on a monthly basis to the Asset and Liability Committee and at Board meetings.
We measure structural interest rate risk through a variety of metrics intended to quantify both short-term and long-term exposures. The primary method that we use to quantify interest rate risk is simulation analysis in which we model net interest income from assets, liabilities and hedge derivative positions under various interest rate scenarios over a three-year horizon. Exposure to interest rate risk is reflected in the variation of forecasted net interest income across scenarios.
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. The most material of these behavioral assumptions relate to the repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities as well as the pace of mortgage prepayments.
As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario as well as a variety of deliberately extreme and perhaps unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenarios is compared to net interest income in a base case where market forward rates are realized.
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous, or gradual parallel +/- 200 basis point moves in benchmark interest rates. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is an adverse change of 10% related to an instantaneous +/- 200 basis point move. As the table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is well within limit. It should be noted that the magnitude of any possible decline in interest rates is constrained by the low absolute starting levels of rates. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	Tolerance Level	September 30, 2014	December 31, 2013
Instantaneous Change in Interest Rates
+200	(10)%	12.3%	16.1%
+100		6.3	8.0
-100		(3.0)	(3.7)
-200	(10)	(3.7)	(5.7)
Gradual Change in Interest Rates
+200		6.3	6.8
+100		3.1	3.2
-100		(1.7)	(2.0)
-200		(2.3)	(3.0)
As part of the routine risk management process, a wide variety of similar analyses are reported for each of the next three rolling years.
As recommended by bank regulators, CBPA also uses a valuation measure of exposure to structural interest rate risk, Economic Value of Equity, as a supplement to net interest income simulations. Nevertheless, multi-year net interest income simulation is the main tool for managing structural interest rate risk.
As noted, the balance sheet is asset-sensitive, positioned to benefit from an increase in interest rates. The magnitude of this asset-sensitivity has been reduced from more elevated levels at the end of 2012. At that time, the extremely low levels of medium- to long-term interest rates presented a poor risk-to-reward trade-off for transactions that would add asset duration. As a result, the investment portfolio was reduced in size, increasing asset-sensitivity. Subsequently, intermediate- and long-term interest rates have risen and we resumed portfolio investment, moderating the aggregate asset-sensitivity of the balance sheet.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of September 30, 2014 and December 31, 2013, our mortgage servicing rights had a book value of $174 million and

$185 million, respectively, and were carried at the lower of cost or market value. As of September 30, 2014, and December 31, 2013, the fair value of the mortgage servicing rights was $187 million and $195 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $15 million and $23 million on the asset as of September 30, 2014 and December 31, 2013, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of the implied volatility and spreads of a select range of interest rates, foreign exchange rates and secondary loans. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.
Client facilitation activities consist primarily of interest rate derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our exposure to the customer. Historically, the majority of these offsetting trades have been with the RBS. We will occasionally execute hedges against the spread that exists across the client facing trade and its offset in the market to maintain a low risk profile. Additionally, we have commenced this reporting period a secondary loan trading desk with the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any proprietary trading to benefit from price differences between financial instruments and markets.
We record interest rate derivatives and foreign exchange contracts as derivative assets and liabilities on our audited Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the audited Consolidated Statements of Operations.
Market Risk Governance
Our market risk framework currently leverages the RBSG technology platform to aggregate, measure and monitor exposure against market risk limits. As part of our separation from the RBS Group, we have entered into a Transitional Services Agreement pursuant to which RBSG will continue to provide us with all necessary VaR and other risk measurements required for regulatory reporting related to interest rate derivatives and foreign exchange trading activities, as well as internal market risk reporting and general consultative services related to our market risk framework until the end of the Transitional Services Agreement. During the term of the Transitional Services Agreement, we intend to build out our own market risk organization and framework in order to gradually migrate away from reliance on services provided by the RBSG. As part of this process, we hired a new head of market risk management to begin building out our stand-alone capabilities with respect to market risk management.
Given the low level of market risk and substantial market risk expertise at our parent, we have received the support of our U.S. banking regulators for relying on the RBS Group’s market risk expertise. In managing our market risk, dealing authorities represent a key control in the management of market risk by setting the scope within which the business is permitted to operate. Dealing authorities are established jointly by designated senior business line and senior risk manager, and are reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades, market offset trades and sets of hedges needed to maintain a low risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including a combined VaR for interest rate and foreign exchange rate risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
Market Risk Measurement
We use VaR metrics, complemented with sensitivity analysis, market value and stress testing in measuring market risk. During the term of the Transition Services Agreement, we will continue to leverage the RBSG market risk measurement models, which are described further below, that capture correlation effects and allow for aggregation of market risk across risk types, business lines and legal entities. We measure and monitor market risk for both management and regulatory capital purposes.
Value-at-Risk Overview
    The RBSG market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The RBSG General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VAR metrics for the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR. We began measuring the high, low, and average VaR for interest rate and foreign exchange currency rate risk during the fourth quarter of 2013, in conjunction with incorporating trade-level detail for foreign exchange risk in our market risk measurement models. Prior to that time, VaR for foreign exchange exposure was calculated using a manual process that did not capture potential interest rate risk from any forward transactions.
Market Risk Regulatory Capital
Effective January 1, 2013, the U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital (the Market Risk Rule). The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the market risk rule, all of our client facing trades, market offset trades and sets of hedges needed to maintain a low risk profile qualify as “covered positions.” The internal VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table shows the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Quarter Ended September 30, 2014
Market Risk Category	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	1	—
Diversification Benefit	—	—	NM(1)	NM(1)
General VaR	—	—	1	—
Specific Risk VaR	—	—	—	—
Total VaR	$—	$—	$1	$—
Stressed General VaR	$2	$2	$3	$2
Stressed Specific Risk VaR	—	—	—	—
Total Stressed VaR	$2	$2	$3	$2
CFG Market Risk Regulatory Capital	$7
CFG Specific Risk Not Modeled Add-on	3
CFG Total Market Risk Regulatory Capital	$10
CFG Market Risk-Weighted Assets	$126

(1) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stress VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 1, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is 10 days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated under its own dynamic window regime as compared to the RBSG’s static SVaR window. In a dynamic window regime, values of the 10-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio. We began measuring the high, low, and average SVaR for our combined portfolio during the fourth quarter of 2013 in conjunction with the incorporation of trade-level detail for foreign exchange risk, in our market risk measurement models. Prior to that time, our SVaR measure did not include foreign exchange risk given low levels of materiality.

Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures and option prices. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves and is an effective tool in evaluating the appropriateness of hedging strategies.
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from the bank’s trading activities that may not be fully captured by its other models. Hypothetical scenarios also assume that the market moves happen simultaneously and that no repositioning or hedging activity takes place to mitigate losses as events unfold. We generate stress tests of our trading positions on a regular basis. For example, we currently include a stress test that simulates a Lehman-type crisis scenario by taking the worst, 10-day peak to trough moves for the various risk factors that go into VaR from that period, and assuming they occurred simultaneously.
VaR Model Review and Validation
Market risk measurement models used within the RBSG, including VaR models, are subject to ongoing and independent review and validation that focuses on the model methodology. Independent review of market risk measurement models is the responsibility of RBS Group Risk Analytics (GRA). Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. regulators. For the term of the Transitional Services Agreement, we and the RBSG expect to utilize the same independently validated VaR model for both management and regulatory reporting purposes. The RBS market risk teams, including those providing consultative services to us under the Transitional Services Agreement, will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping. For example, the RBS market risk teams also perform regular reviews of key risk factors that are used in the market risk measurement models to produce profit and loss vectors used in the VaR calculations. These internal validations are subject to independent re-validation by GRA and, depending on the results of the impact assessment, notification to the appropriate regulatory authorities for the RBSG and us may be required.
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by its U.S. banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ending September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013. Prior to the time shown below, we did not perform our own portfolio specific backtesting, relying instead on the RBS backtesting results until we accumulated 250 business days of backtesting results.  We continue to utilize a multiplication factor derived from the RBS backtesting results, as agreed with our banking regulators.

Daily VaR Backtesting: Sub-portfolio Level Backtesting

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Market Risk” section of the Management’s Discussion & Analysis of Financial Condition & Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no material changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Registration Statement, information required by this item is set forth in Note 12 “Commitments and Contingencies” in the Notes to the unaudited Consolidated Financial Statements in Part I, Item 1 — Financial Information of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s Registration Statement declared effective on September 23, 2014. There have been no material changes in the Company’s risk factors as described in the Company’s Registration Statement declared effective on September 23, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs
October 8, 2014	14,297,761	$23.36	Not Applicable	Not Applicable

See Note 23 “Subsequent Events” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Information of this report for further information.

ITEM 5. OTHER INFORMATION

Shareholder Proposals

We intend to hold our first Annual Meeting of Shareholders (the “Annual Meeting”) no earlier than May 1, 2015 and no later than May 29, 2015, with the exact date, time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals and director nominations to be included in our proxy materials for the Annual Meeting as the close of business on December 15, 2014, assuming the outer date of May 29, 2015. Accordingly, in order for a shareholder proposal or director nomination to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal or director nomination must be received by our Corporate Secretary, Citizens Financial Group, Inc., 600 Washington Boulevard, Stamford, Connecticut 06901, on or before the close of business on December 15, 2014, and must comply with the rules and regulations promulgated by the Securities and Exchange Commission. These shareholder notices also must comply with the requirements of our amended and restated bylaws and will not be effective otherwise.

ITEM 6. EXHIBITS

3.1    Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof

3.2    Amended and Restated Bylaws of the Registrant as in effect as of the date hereof

10.1    Separation and Shareholder Agreement between the Registrant and The Royal Bank of Scotland Group plc

10.2    Transitional Services Agreement between the Registrant and The Royal Bank of Scotland Group plc

10.3    Trademark License Agreement between the Registrant and The Royal Bank of Scotland Group plc

10.4    Registration Rights Agreement between the Registrant and The Royal Bank of Scotland Group plc

10.5    Amended and Restated Master Service Agreement between Citizens Bank, N.A. and RBS Business Services Private LTD

10.6    Transitional Services Agreement between Citizens Bank, N.A. and RBS Global Trade Service Centre Private Limited

10.7    Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan

10.8    Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan

10.9    Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy

10.10    Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Award Agreement

10.11    Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2014.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By: ____________________________________
Name:    Ronald S. Ohsberg
Title:    Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)