Form 10-Q/A
period 2014-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2014-11-14
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This amendment (Form 10-Q/A) is being provided for the sole purpose of providing a conformed signature omitted from our Form 10-Q for the period ended September 30, 2014, as filed on November 14, 2014. No other changes have been made to the Form 10-Q.

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

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to September 30, 2014 through the date the unaudited interim Consolidated Financial Statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the unaudited interim Consolidated Financial Statements and related Notes, other than that on October 8, 2014 Citizens executed a capital exchange transaction which involved the issuance of $334 million of 10-year subordinated notes to RBSG at a rate of 4.082% and the simultaneous repurchase of 14,297,761 shares of common stock owned by RBS Group a total cost of $334 million and an average price per share of $23.36. The purchase price per share was the average of the daily volume-weighted average price of a share of our common stock as reported by the New York Stock Exchange over the five trading days preceding the purchase date.

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

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ronald S. Ohsberg
Name: Ronald S. Ohsberg
Title: Executive Vice President & Controller
(Principal Accounting Officer and Authorized Officer)