Form 10-Q
period 2015-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2015-05-08
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2015

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
[X] Yes [] No

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

There were 537,022,384 shares of Registrant’s common stock ($0.01 par value) outstanding on May 1, 2015.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automatic Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio

CITIZENS FINANCIAL GROUP, INC.

LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OIS	Overnight Index Swap
OTC	Over the Counter
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SBO	Serviced by Others loan portfolio
SVaR	Stress Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(in millions, except share data)	(Unaudited)
ASSETS:
Cash and due from banks	$954	$1,171
Interest-bearing cash and due from banks	4,050	2,105
Interest-bearing deposits in banks	615	370
Securities available for sale, at fair value	19,041	18,656
Securities held to maturity (fair value of $5,281 and $5,193, respectively)	5,178	5,148
Other investment securities	867	872
Loans held for sale, at fair value	322	256
Other loans held for sale	54	25
Loans and leases	94,494	93,410
Less: Allowance for loan and lease losses	1,202	1,195
Net loans and leases	93,292	92,215
Derivative assets (related party balances of $14 and $1, respectively)	742	629
Premises and equipment, net	584	595
Bank-owned life insurance	1,535	1,527
Goodwill	6,876	6,876
Other assets (related party balances of $8 and $7, respectively)	2,425	2,412
TOTAL ASSETS	$136,535	$132,857
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$26,670	$26,086
Interest-bearing (related party balances of $5 and $5, respectively)	72,320	69,621
Total deposits	98,990	95,707
Federal funds purchased and securities sold under agreements to repurchase	4,421	4,276
Other short-term borrowed funds	7,004	6,253
Derivative liabilities (related party balances of $276 and $387, respectively)	616	612
Deferred taxes, net	586	493
Long-term borrowed funds (related party balances of $2,000 and $2,000, respectively)	3,904	4,642
Due to broker	61	—
Other liabilities (related party balances of $33 and $30, respectively)	1,389	1,606
TOTAL LIABILITIES	$116,971	$113,589
Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value, 100,000,000 shares authorized and no shares outstanding at March 31, 2015 and December 31, 2014	$—	$—
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 562,673,438 shares issued and 547,490,812 shares outstanding at March 31, 2015, and 1,000,000,000 shares authorized, 560,262,638 shares issued and 545,884,519 shares outstanding at December 31, 2014	6	6
Additional paid-in capital	18,707	18,676
Retained earnings	1,448	1,294
Treasury stock, at cost, 15,182,626 and 14,378,119 shares at March 31, 2015 and December 31, 2014, respectively	(357)	(336)
Accumulated other comprehensive loss	(240)	(372)
TOTAL STOCKHOLDERS’ EQUITY	$19,564	$19,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,535	$132,857
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per-share data)	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases (related party balances of $18 and $18, respectively)	$779	$730
Interest and fees on loans held for sale	1	1
Interest and fees on other loans held for sale	2	12
Investment securities	159	149
Interest-bearing deposits in banks	1	1
Total interest income	942	893
INTEREST EXPENSE:
Deposits	52	33
Deposits held for sale	—	2
Federal funds purchased and securities sold under agreements to repurchase (related party balances of $5 and $13, respectively)	7	15
Other short-term borrowed funds (related party balances of $10 and $16, respectively)	15	19
Long-term borrowed funds (related party balances of $20 and $12, respectively)	32	16
Total interest expense	106	85
Net interest income	836	808
Provision for credit losses	58	121
Net interest income after provision for credit losses	778	687
NONINTEREST INCOME:
Service charges and fees (related party balances of $1 and $2, respectively)	135	139
Card fees	52	56
Trust and investment services fees	36	39
Foreign exchange and trade finance fees (related party balances of $35 and ($6), respectively)	23	22
Capital markets fees (related party balances of $3 and $3, respectively)	22	18
Mortgage banking fees	33	20
Bank-owned life insurance income	12	11
Securities gains, net	8	25
Other-than-temporary impairment:
Total other-than-temporary impairment losses	(31)	(34)
Portions of loss recognized in other comprehensive income (before taxes)	30	30
Net impairment losses recognized in earnings	(1)	(4)
Other income (related party balances of ($68) and ($53), respectively)	27	32
Total noninterest income	347	358
NONINTEREST EXPENSE:
Salaries and employee benefits	419	405
Outside services (related party balances of $2 and $8, respectively)	79	83
Occupancy	80	81
Equipment expense	63	64
Amortization of software	36	31
Other operating expense	133	146
Total noninterest expense	810	810
Income before income tax expense	315	235
Income tax expense	106	69
NET INCOME	$209	$166
Weighted-average common shares outstanding:
Basic	546,291,363	559,998,324
Diluted	549,798,717	559,998,324
Per common share information:
Basic earnings	$0.38	$0.30
Diluted earnings	0.38	0.30
Dividends declared and paid	0.10	0.04
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$209	$166
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $39 and $34, respectively	65	59
Reclassification adjustment for net derivative losses included in net income, net of income taxes of ($1) and $4, respectively	(2)	7
Net unrealized available for sale securities gains (losses) arising during the periods, net of income taxes of $54 and $41, respectively	90	71
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($11) and ($11), respectively	(19)	(19)
Reclassification of net securities gains to net income, net of income taxes of ($3) and ($7), respectively	(4)	(14)
Defined benefit pension plans:
Amortization of actuarial loss, net of income taxes $1 and $1, respectively	2	1
Total other comprehensive income, net of income taxes	132	105
Total comprehensive income	$341	$271
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount
Balance at January 1, 2014	560	$6	$18,603	$1,235	$—	($648)	$19,196
Dividend to RBS	—	—	—	(25)	—	—	(25)
Total comprehensive income:
Net income	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	—	105	105
Total comprehensive income	—	—	—	166	—	105	271
Balance at March 31, 2014	560	$6	$18,603	$1,376	$—	($543)	$19,442
Balance at January 1, 2015	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividend to common stockholders	—	—	—	(16)	—	—	(16)
Dividend to RBS	—	—	—	(39)	—	—	(39)
Share-based compensation plans	1	—	29	—	(21)	—	8
Employee stock purchase plan shares purchased	—	—	2	—	—	—	2
Total comprehensive income:
Net income	—	—	—	209	—	—	209
Other comprehensive income	—	—	—	—	—	132	132
Total comprehensive income	—	—	—	209	—	132	341
Balance at March 31, 2015	547	$6	$18,707	$1,448	($357)	($240)	$19,564
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net income	$209	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58	121
Originations of mortgage loans held for sale	(495)	(307)
Proceeds from sales of mortgage loans held for sale	462	352
Purchases of commercial loans held for sale	(288)	—
Proceeds from sales of commercial loans held for sale	262	—
Amortization of terminated cash flow hedges (related party balances of $4 and $12, respectively)	4	12
Depreciation, amortization and accretion	113	96
Mortgage servicing rights valuation recovery	(1)	(4)
Securities impairment	1	4
Deferred income taxes	14	58
Share-based compensation	6	19
Loss on disposal/impairment of premises and equipment	—	1
Gain on sales of:
Debt securities available for sale	(8)	(25)
Marketable equity securities available for sale	(2)	—
(Increase) decrease in other assets (related party balances of ($13) and $61, respectively)	(136)	280
Decrease in other liabilities (related party balances of ($109) and ($38), respectively)	(101)	(73)
Net cash provided by operating activities	98	700
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(2,190)	(3,697)
Proceeds from maturities and paydowns of securities available for sale	865	694
Proceeds from sales of securities available for sale	1,101	711
Purchases of other investment securities	(6)	—
Proceeds from sales of other investment securities	11	—
Purchases of securities held to maturity	(181)	(1,174)
Proceeds from maturities and paydowns of securities held to maturity	150	40
Net decrease in interest-bearing deposits in banks	(245)	(66)
Net increase in loans and leases	(1,183)	(1,486)
Net increase in bank-owned life insurance	(8)	(11)
Premises and equipment:
Purchases	(18)	(7)
Proceeds from sales	11	—
Capitalization of software	(47)	(40)
Net cash used in investing activities	(1,740)	(5,036)
FINANCING ACTIVITIES
Net increase in deposits	3,283	470
Net increase in federal funds purchased and securities sold under agreements to repurchase	145	1,289
Net increase in other short-term borrowed funds	—	2,700
Repayments of long-term borrowed funds	(3)	(3)
Dividends declared and paid to common stockholders	(16)	—
Dividends declared and paid to RBS	(39)	(25)
Net cash provided by financing activities	3,370	4,431
Increase in cash and cash equivalents	1,728	95
Cash and cash equivalents at beginning of period	3,276	2,757
Cash and cash equivalents at end of period	$5,004	$2,852
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation

The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Form 10-K for the year ended December 31, 2014. The Company is an indirect subsidiary of The Royal Bank of Scotland Group plc. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.

The unaudited interim Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

On August 22, 2014, the Company’s Board of Directors declared a 165,582-for-1 stock split. Except for the amount of authorized shares and par value, all references to share and per share amounts in the unaudited interim Consolidated Financial Statements and accompanying Notes have been retroactively adjusted to reflect the stock split.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This standard focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This new standard simplifies consolidation accounting by reducing the number of consolidation models. The ASU will be effective for the Company beginning on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The potential impact the adoption of this guidance will have to the Company’s unaudited interim Consolidated Financial Statements in under review.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement: Extraordinary and Unusual Items.” This ASU eliminates from GAAP the concept of extraordinary items. Accounting Standards Codification Subtopic 225-20 required that an entity separately classify, present, and disclose extraordinary events and transactions that were unusual in nature and infrequent in occurrence. This ASU is effective for the Company, beginning on January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	March 31, 2015				December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$15	$—	$—	$15	$15	$—	$—	$15
State and political subdivisions	10	—	—	10	10	—	—	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,999	382	(25)	18,356	17,683	301	(50)	17,934
Other/non-agency	667	4	(31)	640	703	4	(35)	672
Total mortgage-backed securities	18,666	386	(56)	18,996	18,386	305	(85)	18,606
Total debt securities available for sale	18,691	386	(56)	19,021	18,411	305	(85)	18,631
Marketable equity securities	7	1	—	8	10	3	—	13
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	19	1	—	20	22	3	—	25
Total securities available for sale	$18,710	$387	($56)	$19,041	$18,433	$308	($85)	$18,656
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,799	$52	($4)	$3,847	$3,728	$22	($31)	$3,719
Other/non-agency	1,379	55	—	1,434	1,420	54	—	1,474
Total securities held to maturity	$5,178	$107	($4)	$5,281	$5,148	$76	($31)	$5,193
Other Investment Securities
Federal Reserve Bank stock	$468	$—	$—	$468	$477	$—	$—	$477
Federal Home Loan Bank stock	393	—	—	393	390	—	—	390
Venture capital and other investments	6	—	—	6	5	—	—	5
Total other investment securities	$867	$—	$—	$867	$872	$—	$—	$872

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	March 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$10	$—	—	$—	$—	1	$10	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	14	561	(2)	40	1,292	(27)	54	1,853	(29)
Other/non-agency	6	75	(2)	17	385	(29)	23	460	(31)
Total mortgage-backed securities	20	636	(4)	57	1,677	(56)	77	2,313	(60)
Total	21	$646	($4)	57	$1,677	($56)	78	$2,323	($60)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	1	$10	$—	1	$10	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	75	3,282	(24)	52	1,766	(57)	127	5,048	(81)
Other/non-agency	6	80	(2)	17	397	(33)	23	477	(35)
Total mortgage-backed securities	81	3,362	(26)	69	2,163	(90)	150	5,525	(116)
Total	81	$3,362	($26)	70	$2,173	($90)	151	$5,535	($116)

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

The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended March 31,
(in millions)	2015	2014
Cumulative balance at beginning of period	$62	$56
Credit impairments recognized in earnings on securities that have been previously impaired	1	4
Reductions due to increases in cash flow expectations on impaired securities	(1)	(1)
Cumulative balance at end of period	$62	$59

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of March 31, 2015 and 2014 were $62 million and $59 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of March 31, 2015 and 2014. In the three months ended March 31, 2015 and 2014, the Company recognized credit related other-than-temporary impairment losses in earnings of $1 million and $4 million, respectively, related to non-agency MBS in the AFS portfolio. There were no impaired debt securities sold during the three months ended March 31, 2015 and 2014. Reductions in credit losses due to increases in cash flow expectations were $1 million for the three months ended March 31, 2015 and 2014, and were presented in investment securities interest income on the Consolidated Statements of Operations. The Company

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.

The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. As of March 31, 2015 and 2014, $30 million of pre-tax non-credit related losses were deferred in OCI.

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	10	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2	53	2,196	15,748	17,999
Other/non-agency	—	54	44	569	667
Total debt securities available for sale	17	107	2,240	16,327	18,691
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,799	3,799
Other/non-agency	—	—	—	1,379	1,379
Total debt securities held to maturity	—	—	—	5,178	5,178
Total amortized cost of debt securities	$17	$107	$2,240	$21,505	$23,869

Fair Value:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	10	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2	56	2,226	16,072	18,356
Other/non-agency	—	54	45	541	640
Total debt securities available for sale	17	110	2,271	16,623	19,021
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,847	3,847
Other/non-agency	—	—	—	1,434	1,434
Total debt securities held to maturity	—	—	—	5,281	5,281
Total fair value of debt securities	$17	$110	$2,271	$21,904	$24,302

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statement of Operations:

	Three Months Ended March 31,
(in millions)	2015	2014
Taxable	$159	$149
Non-taxable	—	—
Total interest income from investment securities	$159	$149

Realized gains and losses on AFS securities are shown below:

	Three Months Ended March 31,
(in millions)	2015	2014
Gains on sale of debt securities	$12	$25
Losses on sale of debt securities	(4)	—
Debt securities gains, net	$8	$25
Equity securities gains	$2	$—

The amortized cost and fair value of securities pledged are shown below:

	March 31, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$4,334	$4,423	$3,650	$3,701
Pledged against FHLB borrowed funds	1,315	1,367	1,355	1,407
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,657	3,745	3,453	3,520

There were no loan securitizations for the three months ended March 31, 2015 and 2014.

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of the same (or “substantially the same”) security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s financial statements. When permitted by GAAP, the Company offsets the short-term receivables associated with its reverse repurchase agreements with the short-term payables associated with its repurchase agreements.

The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	March 31, 2015			December 31, 2014
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities sold under agreements to repurchase	($3,400)	$—	($3,400)	($2,600)	$—	($2,600)

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 12 “Derivatives.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities under the agreements to repurchase or resell are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity, at March 31, 2015:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase
Mortgage-backed securities - Agency	$—	($350)	($1,000)	($2,050)	($3,400)

For these securities sold under the agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. The Company manages the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	March 31, 2015	December 31, 2014
Commercial	$32,249	$31,431
Commercial real estate	7,863	7,809
Leases	3,870	3,986
Total commercial	43,982	43,226
Residential mortgages	11,808	11,832
Home equity loans	3,212	3,424
Home equity lines of credit	15,127	15,423
Home equity loans serviced by others (1)	1,192	1,228
Home equity lines of credit serviced by others (1)	544	550
Automobile	13,179	12,706
Student	2,852	2,256
Credit cards	1,588	1,693
Other retail	1,010	1,072
Total retail	50,512	50,184
Total loans and leases (2) (3)	$94,494	$93,410

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $376 million as of March 31, 2015 and $281 million as of December 31, 2014.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $18.0 billion and $17.9 billion at March 31, 2015 and December 31, 2014, respectively.

Loans held for sale totaled $322 million and $256 million at March 31, 2015 and December 31, 2014, respectively, and consisted of residential mortgages originated for sale and the commercial trading portfolio. Other loans held for sale totaled $54 million and $25 million at March 31, 2015 and December 31, 2014, respectively, and consisted of commercial loan syndications and a credit card portfolio transferred to held for sale. In March 2015, the Company transferred $41 million to loans held for sale associated with a terminated agent credit card services agreement consisting of $43 million of outstanding credit card balances and a $2 million valuation allowance. The terms of the agreement provided the agent the option, after a designated period of time, to purchase the credit card relationships covered under the agreement from Citizens or cause another financial institution to purchase the interests in these credit card relationships. The transaction is expected to close in mid-2015.

Loans pledged as collateral for FHLB borrowed funds totaled $22.8 billion and $22.0 billion at March 31, 2015 and December 31, 2014, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $13.0 billion and $11.8 billion at March 31, 2015 and December 31, 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2015, the Company purchased a portfolio of residential mortgages with an outstanding principal balance of $249 million, a portfolio of automobile loans with an outstanding principal balance of $393 million, and a portfolio of student loans with an outstanding principal balance of $261 million. The Company sold a portfolio of residential mortgages with an outstanding principal balance of $273 million as well as commercial leases with an outstanding principal balance of $111 million during the three months ended March 31, 2015.

In March 2014, the Company purchased a portfolio of residential mortgages with an outstanding principal balance of $483 million, a portfolio of automobile loans with an outstanding principal balance of $202 million and a portfolio of student loans with an outstanding principal balance of $40 million. The Company also sold a portfolio of residential mortgage loans with outstanding balances of $126 million in March 2014.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ALLL is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of ALLL methodologies and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information.
There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
The following is a summary of changes in the allowance for credit losses:

	Three Months Ended March 31, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2015	$544	$651	$1,195
Charge-offs	(6)	(109)	(115)
Recoveries	28	33	61
Net recoveries (charge-offs)	22	(76)	(54)
Sales/Other	—	(2)	(2)
Provision charged to income	12	51	63
Allowance for loan and lease losses as of March 31, 2015	578	624	1,202
Reserve for unfunded lending commitments as of January 1, 2015	61	—	61
Credit for unfunded lending commitments	(5)	—	(5)
Reserve for unfunded lending commitments as of March 31, 2015	56	—	56
Total allowance for credit losses as of March 31, 2015	$634	$624	$1,258

	Three Months Ended March 31, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2014	$498	$723	$1,221
Charge-offs	(6)	(122)	(128)
Recoveries	14	27	41
Net recoveries (charge-offs)	8	(95)	(87)
Provision charged to income	21	104	125
Allowance for loan and lease losses as of March 31, 2014	527	732	1,259
Reserve for unfunded lending commitments as of January 1, 2014	39	—	39
Credit for unfunded lending commitments	(4)	—	(4)
Reserve for unfunded lending commitments as of March 31, 2014	35	—	35
Total allowance for credit losses as of March 31, 2014	$562	$732	$1,294

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	March 31, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$194	$1,202	$1,396	$205	$1,208	$1,413
Formula-based evaluation	43,788	49,310	93,098	43,021	48,976	91,997
Total	$43,982	$50,512	$94,494	$43,226	$50,184	$93,410

The following is a summary of the allowance for credit losses by evaluation method:

	March 31, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$35	$107	$142	$20	$109	$129
Formula-based evaluation	599	517	1,116	585	542	1,127
Allowance for credit losses	$634	$624	$1,258	$605	$651	$1,256

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	March 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,623	$903	$626	$97	$32,249
Commercial real estate	7,547	198	52	66	7,863
Leases	3,813	6	51	—	3,870
Total	$41,983	$1,107	$729	$163	$43,982

	December 31, 2014
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,022	$876	$427	$106	$31,431
Commercial real estate	7,354	329	61	65	7,809
Leases	3,924	12	50	—	3,986
Total	$41,300	$1,217	$538	$171	$43,226

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	March 31, 2015
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$11,373	$80	$97	$258	$11,808
Home equity loans	2,817	193	57	145	3,212
Home equity lines of credit	14,471	386	77	193	15,127
Home equity loans serviced by others (1)	1,082	67	22	21	1,192
Home equity lines of credit serviced by others (1)	455	59	11	19	544
Automobile	12,378	695	85	21	13,179
Student	2,725	70	27	30	2,852
Credit cards	1,517	37	18	16	1,588
Other retail	929	61	15	5	1,010
Total	$47,747	$1,648	$409	$708	$50,512
(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

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

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets
A summary of nonperforming loans and leases by class is as follows:

	March 31, 2015			December 31, 2014
(in millions)	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases
Commercial	$94	$3	$97	$113	$1	$114
Commercial real estate	60	—	60	50	—	50
Leases	1	—	1	—	—	—
Total commercial	155	3	158	163	1	164
Residential mortgages	347	—	347	345	—	345
Home equity loans	210	—	210	203	—	203
Home equity lines of credit	270	—	270	257	—	257
Home equity loans serviced by others (1)	44	—	44	47	—	47
Home equity lines of credit serviced by others (1)	25	—	25	25	—	25
Automobile	30	—	30	21	—	21
Student	26	4	30	11	6	17
Credit cards	16	—	16	16	1	17
Other retail	4	2	6	5	—	5
Total retail	972	6	978	930	7	937
Total	$1,127	$9	$1,136	$1,093	$8	$1,101

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $232 million as of March 31, 2015.

A summary of other nonperforming assets is as follows:

(in millions)	March 31, 2015	December 31, 2014
Nonperforming assets, net of valuation allowance:
Commercial	$1	$3
Retail	37	39
Nonperforming assets, net of valuation allowance	$38	$42

Nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key performance indicators is as follows:

	March 31, 2015	December 31, 2014
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.17%	0.18%
Nonperforming retail loans as a percentage of total loans and leases	1.03	1.00
Total nonperforming loans and leases as a percentage of total loans and leases	1.20%	1.18%

Nonperforming commercial assets as a percentage of total assets	0.12%	0.13%
Nonperforming retail assets as a percentage of total assets	0.74	0.73
Total nonperforming assets as a percentage of total assets	0.86%	0.86%

The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	March 31, 2015			December 31, 2014
(in millions)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$42	$97	$139	$57	$114	$171
Commercial real estate	19	60	79	26	50	76
Leases	9	1	10	3	—	3
Total commercial	70	158	228	86	164	250
Residential mortgages	97	258	355	97	269	366
Home equity loans	57	145	202	60	145	205
Home equity lines of credit	77	193	270	73	198	271
Home equity loans serviced by others (1)	22	21	43	26	23	49
Home equity lines of credit serviced by others (1)	11	19	30	10	19	29
Automobile	85	21	106	93	16	109
Student	27	30	57	25	17	42
Credit cards	18	16	34	22	17	39
Other retail	15	5	20	18	4	22
Total retail	409	708	1,117	424	708	1,132
Total	$479	$866	$1,345	$510	$872	$1,382

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs. The following is a summary of impaired loan information by class:

	March 31, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$97	$30	$41	$163	$138
Commercial real estate	20	5	36	64	56
Total commercial	117	35	77	227	194
Residential mortgages	129	17	316	605	445
Home equity loans	100	11	173	337	273
Home equity lines of credit	27	2	130	191	157
Home equity loans serviced by others (1)	59	9	29	100	88
Home equity lines of credit serviced by others (1)	4	1	7	14	11
Automobile	2	—	10	18	12
Student	165	49	1	166	166
Credit cards	31	13	—	31	31
Other retail	16	5	3	22	19
Total retail	533	107	669	1,484	1,202
Total	$650	$142	$746	$1,711	$1,396

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

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

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is as follows:

	Three Months Ended March 31,
	2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$142	$—	$102
Commercial real estate	—	51	1	117
Total commercial	1	193	1	219
Residential mortgages	4	441	3	442
Home equity loans	2	268	2	248
Home equity lines of credit	1	156	1	159
Home equity loans serviced by others (1)	1	88	1	101
Home equity lines of credit serviced by others (1)	—	11	—	11
Automobile	—	11	—	9
Student	2	164	2	158
Credit cards	1	30	1	39
Other retail	—	19	—	23
Total retail	11	1,188	10	1,190
Total	$12	$1,381	$11	$1,409

(1) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

Troubled Debt Restructurings
A loan modification is identified as a TDR when the Company or a bankruptcy court grants the borrower a concession the Company would not otherwise make in response to the borrower’s financial difficulties. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, principal forbearance, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
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
Commercial TDRs were $147 million and $176 million on March 31, 2015 and December 31, 2014, respectively. Retail TDRs totaled $1.2 billion on March 31, 2015 and December 31, 2014. Commitments to lend additional funds to debtors owing receivables which were TDRs were $34 million and $53 million on March 31, 2015 and December 31, 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes how loans were modified during the three months ended March 31, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015, and were paid off in full, charged off, or sold prior to March 31, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	6	$1	$1	28	$10	$10
Commercial real estate	1	—	—	—	—	—
Total commercial	7	1	1	28	10	10
Residential mortgages	33	6	6	10	2	2
Home equity loans	21	1	1	37	5	5
Home equity lines of credit	—	—	—	3	—	—
Home equity loans serviced by others (3)	17	1	1	—	—	—
Automobile	20	1	1	1	—	—
Credit cards	604	3	3	—	—	—
Total retail	695	12	12	51	7	7
Total	702	$13	$13	79	$17	$17

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	1	$2	$2	($1)	$—
Commercial real estate	1	4	4	—	—
Total commercial	2	6	6	(1)	—
Residential mortgages	64	6	6	(1)	—
Home equity loans	197	10	10	—	—
Home equity lines of credit	135	8	7	—	1
Home equity loans serviced by others (3)	46	2	2	—	1
Home equity lines of credit serviced by others (3)	7	—	—	—	—
Automobile	297	5	4	—	1
Student	381	8	7	2	—
Other retail	11	—	—	—	—
Total retail	1,138	39	36	1	3
Total	1,140	$45	$42	$—	$3
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(4) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forbearance, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post-modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes how loans were modified during the three months ended March 31, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2014, and were paid off in full, charged off, or sold prior to March 31, 2014.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	13	$1	$1
Commercial real estate	1	—	—	—	—	—
Total commercial	8	1	1	13	1	1
Residential mortgages	42	6	6	12	2	1
Home equity loans	31	2	2	58	3	3
Home equity lines of credit	1	—	—	70	4	4
Home equity loans serviced by others (3)	14	1	1	—	—	—
Home equity lines of credit serviced by others (3)	2	—	—	—	—	—
Automobile	22	—	—	—	—	—
Credit cards	577	3	3	—	—	—
Other retail	2	—	—	—	—	—
Total retail	691	12	12	140	9	8
Total	699	$13	$13	153	$10	$9

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	1	$—	$—	($1)	$—
Total commercial	1	—	—	(1)	—
Residential mortgages	132	15	14	(1)	—
Home equity loans	210	14	14	—	—
Home equity lines of credit	81	6	5	—	2
Home equity loans serviced by others (3)	46	3	2	—	—
Home equity lines of credit serviced by others (3)	13	—	—	—	—
Automobile	145	2	2	—	1
Student	457	8	8	—	—
Other retail	9	—	—	—	—
Total retail	1,093	48	45	(1)	3
Total	1,094	$48	$45	($2)	$3

(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the three months ended March 31, 2015 and 2014 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2015 and 2014. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended March 31,
	2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	6	$—	11	$1
Commercial real estate	—	—	1	1
Total commercial	6	—	12	2
Residential mortgages	49	7	40	4
Home equity loans	51	3	84	6
Home equity lines of credit	40	2	90	4
Home equity loans serviced by others (1)	16	—	16	—
Home equity lines of credit serviced by others (1)	1	—	9	—
Automobile	23	—	32	—
Student	65	2	97	2
Credit cards	102	1	166	1
Other retail	2	—	6	—
Total retail	349	15	540	17
Total	355	$15	552	$19

(1) The Company’s SBO portfolio consists of loans that were originally serviced by others. The Company now services a portion of this portfolio internally.

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2015 and December 31, 2014, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations in particular industries within the commercial loan portfolio, and the retail loan portfolio is diversified by product. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents balances of loans with these characteristics:

	March 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$697	$1,429	$1,042	$—	$3,168
Interest only/negative amortization	937	—	—	—	937
Low introductory rate	—	—	—	87	87
Multiple characteristics and other	21	—	—	—	21
Total	$1,655	$1,429	$1,042	$87	$4,213

	December 31, 2014
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$773	$1,743	$1,025	$—	$3,541
Interest only/negative amortization	894	—	—	—	894
Low introductory rate	—	—	—	98	98
Multiple characteristics and other	24	—	—	—	24
Total	$1,691	$1,743	$1,025	$98	$4,557

NOTE 5 - VARIABLE INTEREST ENTITIES
Low Income Housing Tax Credit Partnerships

The Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist in achieving goals of the Community Reinvestment Act and to earn an adequate return of capital. Each LIHTC partnership is managed by a general partner who exercises full and exclusive control over the affairs of the limited partnership, including: selecting and investing in specific properties, company expenditures and use of working capital funds, borrowing funds, disposition of fund property, contract authority, employment of agents, and litigation resolution. The limited partner(s) may not participate in the management, control, conduct or operation of the limited partnership’s business and the general partner may only be removed by the limited partner(s) if the general partner fails to comply with the terms of the partnership agreement or is negligent in performing its duties. In addition, Citizens, as a limited partner, is only liable for capital contributions up to a maximum amount specified in the investment agreement. For all of these reasons, the Company believes that the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership and that the Company is therefore not the primary beneficiary of any LIHTC partnership. Accordingly, the Company does not consolidate any of its LIHTC partnership investments.

Effective January 1, 2015, the Company adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” and uses the proportional amortization method to account for all of its investments in its LIHTC partnership investments. The adoption of ASU 2014-01 under the retrospective method would have had an immaterial effect on the Company’s financial statements; therefore, the Company applied ASU 2014-01 prospectively. Under the proportional amortization method, the Company recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense. LIHTC investment balances are reported in other assets in the Company’s Consolidated Balance Sheets, with unfunded commitments reported in other liabilities.

At March 31, 2015, the Company’s balance of LIHTC investments was $469 million (consisting of a gross investment balance of $481 million less amortization of $12 million), with unfunded commitments totaling $319 million. For the three months ended March 31, 2015, the Company recognized $12 million of amortization expense, $11 million of tax credits and $4 million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the three months ended March 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

Goodwill represents the excess of fair value of purchased assets over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. The changes in the carrying value of goodwill for the three months ended March 31, 2015 and 2014 were:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2013	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at March 31, 2014	$2,136	$4,740	$6,876
Balance at December 31, 2014	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at March 31, 2015	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at March 31, 2015 and 2014. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at March 31, 2015 and 2014.

The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to two reporting units — Consumer Banking and Commercial Banking — based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. No impairment was recorded for the three months ended March 31, 2015 or the year ended December 31, 2014.

NOTE 7 - MORTGAGE BANKING
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
The Company received $747 million and $352 million of proceeds from the sale of residential mortgages for the three months ended March 31, 2015 and 2014, respectively, and recognized gains on such sales of $21 million and $8 million for the three months ended March 31, 2015 and 2014, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased residential mortgages loans totaling $4 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $14 million and $16 million for the three months ended March 31, 2015 and 2014, respectively. The Company recorded valuation recoveries of $1 million and $4 million for its MSRs for the three months ended March 31, 2015 and 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes related to MSRs were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
MSRs:
Balance as of January 1	$184	$208
Amount capitalized	6	4
Amortization	(10)	(11)
Carrying amount before valuation allowance	180	201
Valuation allowance for servicing assets:
Balance as of January 1	18	23
Valuation recovery	(1)	(4)
Balance at end of period	17	19
Net carrying value of MSRs	$163	$182

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

(dollars in millions)	March 31, 2015	December 31, 2014
Fair value	$176	$179
Weighted average life (in years)	5.1	5.2
Weighted average constant prepayment rate	12.8%	12.4%
Weighted average discount rate	9.8%	9.8%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average life (in years)	4.7	5.2
Weighted average constant prepayment rate	12.2%	12.1%
Weighted average discount rate	9.6%	10.4%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sensitivity analysis below as of March 31, 2015 and 2014 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	March 31, 2015	December 31, 2014
Prepayment rate:
Decline in fair value from 50 basis points adverse change in interest rates	$6	$9
Decline in fair value from 100 basis points adverse change in interest rates	$12	$15
Weighted average discount rate:
Decline in fair value from 50 basis points adverse change	$3	$3
Decline in fair value from 100 basis points adverse change	$6	$6

NOTE 8 - BORROWED FUNDS

The following is a summary of the Company’s short-term borrowed funds:

(in millions)	March 31, 2015	December 31, 2014
Federal funds purchased	$—	$574
Securities sold under agreements to repurchase	4,421	3,702
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	6,253
Total short-term borrowed funds	$11,425	$10,529

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Three Months Ended March 31, 2015	As of and for the Year Ended December 31, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.14%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$4,607	$5,699
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,969	5,640
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.18%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.25

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	March 31, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2)	750	750
2.450% senior unsecured notes, due 2019 (2) (3)	755	746
Federal Home Loan advances due through 2033	20	772
Other	29	24
Total long-term borrowed funds	$3,904	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” for further information.
(2) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(3) $750 million principal balance of unsecured notes presented net of $5 million hedge of interest rate risk on medium term debt using interest rate swaps. See Note 12 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $11.3 billion at March 31, 2015 and December 31, 2014. The Company’s available FHLB borrowing capacity was $3.9 billion and $3.5 billion at March 31, 2015 and December 31, 2014, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At March 31, 2015, the Company’s unused secured borrowing capacity was approximately $25.9 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

The following is a summary of maturities for the Company’s long-term borrowed funds at March 31, 2015:

Year	(in millions)
2015 or on demand	$—
2016	3
2017	761
2018	10
2019	756
2020 and thereafter	2,374
Total	$3,904

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock
As of March 31, 2015, the Company had 100,000,000 authorized shares of $25.00 par value undesignated preferred stock. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no shares of preferred stock issued and outstanding as of March 31, 2015 or December 31, 2014; however, on April 6, 2015, the Company issued $250 million, or 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”) to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Preferred Stock accrues dividends, on a non-cumulative, semi-annual basis, beginning on April 6, 2015, at an annual rate equal to 5.500% to, but excluding, April 6, 2020, after which time it converts to a quarterly floating-rate basis equal to three-month LIBOR plus 3.960%. Citizens may redeem the Preferred Stock, subject to regulatory approval, on or after April 6, 2020 or at any time within 90 days of a regulatory capital treatment event. See Note 23 “Subsequent Events” for further information.
Treasury Stock
During the three months ended March 31, 2015, the Company recorded 804,507 shares of treasury stock. These shares were withheld from share-based compensation plan activity to satisfy employee tax withholding obligations, for a total cost of $21 million at a weighted-average price per share of $25.38.

On April 7, 2015, the Company used the net proceeds of the Preferred Stock offering described above to repurchase 10,473,397 shares of its common stock from RBS at a total cost of approximately $250 million and a price per share of $23.87, which further reduced RBS’ remaining ownership interest to 40.8%. The repurchased shares are held in treasury. Pursuant to the repurchase agreement dated April 1, 2015, the purchase price per share was the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date. See Note 23 “Subsequent Events” for further information.

NOTE 10 - EMPLOYEE BENEFITS
Pension Plans
The Company maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees’ years of service and highest five-year average eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. The Company also provides an unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen consistent with the qualified plan.
RBS restructured the administration of employee benefit plans during 2008. As a result, the qualified and non-qualified pension plans of certain RBS subsidiaries referred to as the Company’s “Affiliates” merged with the Company’s pension plans.
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
On February 20, 2015, CFG made a contribution of $100 million to the qualified plan.
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Three Months Ended March 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2015	2014	(1)	2015	2014	(1)	2015	2014	(1)
Service cost	$1	$1		$—	$—		$1	$1
Interest cost	11	11		1	1		12	12
Expected return on plan assets	(18)	(17)		—	—		(18)	(17)
Amortization of actuarial loss	3	2		1	—		4	2
Net periodic pension (income) cost	($3)	($3)		$2	$1		($1)	($2)

(1) Results for the three months ended March 31, 2014 included $129 million in qualified plan assets, $148 million in qualified plan liabilities and $7 million in non-qualified plan liabilities transferred to Affiliates on September 1, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits
The Company and Affiliates merged their postretirement plans into a single postretirement plan in 2008 and continue to provide health care insurance benefits for certain retired employees and their spouses. In preparation for the IPO, the Company divested the portion of the postretirement plan associated with the Affiliates in September 2014. As a result, in September 2014, the Company transferred liabilities of approximately $7 million to the Affiliates.
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

NOTE 11 - INCOME TAXES
Income Tax Provision
The provision for income taxes was $106 million and $69 million for the three months ended March 31, 2015 and 2014, respectively. This resulted in an effective tax rate of 33.7% and 29.4% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits of tax credits and tax-exempt income.
The effective income tax rate for the three months ended March 31, 2015 reflected the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense. See Note 5 “Variable Interest Entities,” for further information.
Deferred Tax Liability
At March 31, 2015, the Company reported a net deferred tax liability of $586 million, compared to a $493 million liability as of December 31, 2014. The increase in the net deferred tax liability is primarily attributable to a decrease in the unrealized loss reported on securities AFS, derivative instruments, and hedging activities.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 15 “Fair Value Measurements.”
The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	March 31, 2015			December 31, 2014
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,500	$89	$55	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	32,632	655	569	31,848	589	501
Foreign exchange contracts	8,046	253	247	8,359	170	164
Other contracts	1,144	9	9	730	7	9
Total derivatives not designated as hedging instruments		917	825		766	674
Gross derivative fair values		1,006	880		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(264)	(264)		(161)	(161)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$742	$616		$629	$612

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
(3) The Company also offsets assets and liabilities associated with repurchase agreements on the Consolidated Balance Sheets. See Note 2 “Securities” for further information.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the Three Months Ended March 31, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowing using interest rate swaps	$9	($9)	$—
There was no impact on net income for the three months ended March 31, 2014.

Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds and deposits). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded, and in the same period that the hedged item affects earnings. During the next 12 months, approximately $16 million of net loss (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest expense in the Consolidated Statements of Operations.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information related to the Company’s cash flow hedges:

The Effect of Cash Flow Hedges on Net Income and Stockholders' Equity
	Amounts Recognized for the Three Months Ended March 31,
(in millions)	2015	2014
Effective portion of gain (loss) recognized in OCI (1)	$104	($92)
Amounts reclassified from OCI to interest income (2)	18	18
Amounts reclassified from OCI to interest expense (2)	(15)	(29)
Ineffective portion of gain recognized in other income (3)	1	—

(1) The cumulative effective gains and losses on the Company’s cash flow hedging activities are included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets.
(2) This amount includes both (a) the amortization of effective gains and losses associated with the Company’s terminated cash flow hedges and (b) the current reporting period’s interest settlements realized on the Company’s active cash flow hedges. Both (a) and (b) were previously included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets and were subsequently recorded as adjustments to the interest expense of the underlying hedged item.
(3) This amount represents the net ineffectiveness recorded during the reporting periods presented plus any amounts excluded from effectiveness testing. These amounts are reflected in the other income line item on the Consolidated Statements of Operations.
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
The following table summarizes certain information related to the Company’s economic hedges:

The Effect of Customer Derivatives and Economic Hedges on Net Income
	Amounts Recognized in Noninterest Income for the Three Months Ended March 31,
(in millions)	2015	2014
Customer derivative contracts
Customer interest rate contracts (1)	$73	$61
Customer foreign exchange contracts (1)	(35)	4
Residential loan commitments (3)	—	3
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(68)	(53)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (2)	35	(6)
Forward sale contracts (3)	(1)	(1)
Total	$4	$8

(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in foreign exchange and trade finance fees on the Consolidated Statements of Operations.
(3) Reported in mortgage banking fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	March 31, 2015	December 31, 2014
Commitment amount:
Undrawn commitments to extend credit	$55,224	$55,899
Financial standby letters of credit	2,292	2,315
Performance letters of credit	60	65
Commercial letters of credit	58	75
Marketing rights	51	51
Risk participation agreements	26	19
Residential mortgage loans sold with recourse	10	11
Total	$57,721	$58,435

Commitments to Extend Credit
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at March 31, 2015 and December 31, 2014, respectively.

Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company made no payments for the three months ended March 31, 2015 and 2014, respectively, and is obligated to pay $51 million over the remainder of the contract.

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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of March 31, 2015 and December 31, 2014 is $26 million and $19 million, respectively. The current amount of credit exposure is spread out over 75 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.

Other Commitments
For traded but not settled positions, these positions are marked to market in our financial statements on trade date, because the impact to CFG’s exposure is effective on trade (execution) date regardless of settlement date.
In July 2014, the Company created a commercial loan trading desk to provide ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades will remain off-balance sheet, as delivery of the loans has not taken place. However, fair value adjustments associated with each unsettled loan trade will be recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trades was $55 million and $40 million at March 31, 2015 and December 31, 2014, respectively. Settled loans purchased by the trading desk are classified as commercial loans held for sale on the Consolidated Balance Sheets. Refer to Note 15 “Fair Value Measurements” for further information.
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

Other Guarantees

The Company has issued a guarantee to RBS, for a fee, whereby the Company will absorb credit losses related to the sale of option contracts by RBS to customers of the Company. There were no outstanding option contracts with a notional value at March 31, 2015 and December 31, 2014, respectively.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set out below are descriptions of significant legal matters involving the Company and its subsidiaries. Based on information currently available, the advice of legal counsel and other advisers, and established reserves, management believes that the aggregate liabilities, if any, potentially arising from these proceedings will not have a materially adverse effect on the Company’s unaudited interim Consolidated Financial Statements.

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
The Company’s banking subsidiaries have engaged in discussions with regulators regarding, among other things, certain identity theft and debt cancellation products, signature debit transactions and certain overdraft fees, identifying and correcting errors in customer deposits, and the charging of cost-based credit card late payment fees. The banking subsidiaries have paid restitution regarding some of these practices and it is probable that there will be additional restitution to certain affected customers in connection with certain of these practices. In addition, the banking subsidiaries could face formal administrative enforcement actions from their federal supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to the past practices and policies identified above and other consumer products, as well as potential civil litigation.

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

LIBOR Litigation
The Company is a defendant in lawsuits in which allegations have been made that RBS manipulated U.S. dollar LIBOR to the detriment of the Company’s customers. The lawsuits include a purported class action on behalf of borrowers of the Company whose interest rates were tied to U.S. dollar LIBOR. The plaintiffs in these cases assert various theories of liability, including fraud, negligent misrepresentation, breach of contract, and unjust enrichment. The Company is vigorously defending these matters, but is unable to predict the outcome of these matters.

Foreclosure-Related Expenses
In May 2013, the civil division of the U.S. Attorney’s Office for the Southern District of New York served a subpoena pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 seeking information regarding home mortgage foreclosure expenses submitted for reimbursement to the United States Department of Housing and Urban Development, FNMA, or FHLMC. The Company is cooperating with the investigation.

Mortgage Repurchase Demands
The Company is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to government-sponsored entities. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. Between the start of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2009 and March 31, 2015, the Company received approximately $161 million in repurchase demands and $99 million in indemnification payment requests in respect of loans originated, for the most part, since 2003. Of those claims presented, $92 million was paid to repurchase residential mortgage loans, and $33 million was incurred for indemnification costs to make investors whole. The Company repurchased mortgage loans totaling $4 million and $10 million for the three months ended March 31, 2015 and 2014, respectively. The Company incurred indemnification costs of none and $6 million for the three months ended March 31, 2015 and 2014, respectively. The Company cannot estimate what the future level of repurchase demands will be or the Company’s ultimate exposure, and cannot give any assurance that its historical experience will continue in the future. The volume of repurchase demands may increase or decrease. In addition to the above, the Company responded to subpoenas issued by the Office of the Inspector General for the Federal Housing Finance Agency in December 2013 which requested information about loans sold to FNMA and the FHLMC from 2003 through 2011. The Company is cooperating with the investigation.

NOTE 14 - RELATED PARTY TRANSACTIONS
The Company is an indirect subsidiary of RBS. In September 2014, the Company entered into certain agreements that will provide a framework for its ongoing relationship with RBS. Specifically, the Company entered into the following agreements with RBS: Separation and Shareholder Agreement, Registration Rights Agreement, Trade Mark License Agreement, Amended and Restated Master Services Agreement, and Transitional Services Agreements. These agreements were filed as exhibits in Part II, Item 6 — Exhibits to the Company’s quarterly report on Form 10-Q/A filed November 14, 2014.
The following is a summary borrowed funds from RBS:

(dollars in millions)	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Subordinated debt	4.082%	January 2025	$334	$334
	4.023%	October 2024	333	333
	4.153%	July 2024	333	333
	4.691%	January 2024	334	334
	4.771%	October 2023	333	333
	5.158%	June 2023	333	333
Total interest expense recorded on inter-company subordinated debt was $20 million and $12 million for the three months ended March 31, 2015 and 2014, respectively.
The Company enters into interest rate swap agreements with RBS for the purpose of reducing the Company’s exposure to interest rate fluctuations. As of March 31, 2015, the total notional amount of swaps outstanding was $7.5 billion with fixed rates ranging from 1.66% to 4.30%. Included in this balance were $4.0 billion of receive-fixed swaps with rates ranging from 1.78% to 2.04% maturing in 2023 and $2.8 billion of pay-fixed swaps with fixed rates ranging from 2.03% to 4.30% maturing in 2023. The company also has a medium term swap agreement with a notional of $750 million and a receive-fixed rate of 1.66% as of March 31, 2015. As of December 31, 2014, the total notional amount of swaps outstanding was $5.8 billion, with fixed rates ranging from 1.66% to 4.30%. Included in this balance were $4.0 billion of receive-fixed swaps with fixed rates ranging from 1.78% to 2.04% maturing in 2023 and $1.0 billion of pay-fixed swaps with fixed rates ranging from 4.18% to 4.30% maturing in 2016. The Company also has a medium term swap agreement with a notional amount of $750 million and a receive-fixed rate of 1.66% that had been executed as of December 31, 2014. The Company recorded net interest income of $3 million for the three months ended March 31, 2015 and net interest expense of $11 million for the three months ended March 31, 2014.
In order to meet the financing needs of its customers, the Company enters into interest rate swap and cap agreements with its customers and simultaneously enters into offsetting swap and cap agreements with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of these interest rate swap and cap agreements outstanding with RBS was $9.3 billion and $9.8 billion at March 31, 2015 and December 31, 2014, respectively. The Company recorded expense of $68 million and $53 million within other income for the three months ended March 31, 2015 and 2014, respectively.
Also to meet the financing needs of its customers, the Company enters into a variety of foreign currency denominated products, such as loans, deposits and foreign exchange contracts. To manage the foreign exchange risk associated with these products, the Company simultaneously enters into offsetting foreign exchange contracts with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of foreign exchange contracts outstanding with RBS was $4.5 billion and $4.7 billion at March 31, 2015 and December 31, 2014, respectively. Within foreign exchange and trade finance fees the Company recorded income of $35 million for the three months ended March 31, 2015 and expense of $6 million for the three months ended March 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company receives income for providing services and referring customers to RBS. The Company also shares office space with certain RBS entities for which rent expense and/or income is recorded in occupancy expense. The total fee income, net of occupancy expense, was $3 million and $5 million for the three months ended March 31, 2015 and 2014, respectively. Also, the Company receives certain services provided by RBS and by certain RBS entities the fees for which were recorded in outside services expense. Total outside services expense was $2 million and $8 million for the three months ended March 31, 2015 and 2014, respectively.
The Company paid $39 million and $25 million in regular common stock dividends to RBS for the three months ended March 31, 2015 and 2014, respectively.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has made loans to directors and executive officers and their immediate families, as well as their affiliated companies. Such loans amounted to $125 million and $126 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 15 - FAIR VALUE MEASUREMENTS
As discussed in Note 1 “Significant Accounting Policies,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. The Company also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities not required to be reported at fair value in the financial statements.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans held for sale measured at fair value:

	March 31, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$265	$258	$7	$213	$206	$7

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in current earnings. The Company recognized mortgage banking noninterest income of $1 million for the three months ended March 31, 2015 and 2014. Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for commercial and commercial real estate loans held for sale measured at fair value:

	March 31, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Commercial and commercial real estate loans held for sale, at fair value	$57	$57	$—	$43	$43	$—

There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of March 31, 2015. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 13 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Additionally, the Company recognized $1 million for the three months ended March 31, 2015 in other noninterest income related to its commercial trading portfolio.

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. Following is a description of valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis:
Securities Available for Sale
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,996	$—	$18,996	$—
State and political subdivisions	10	—	10	—
Equity securities	20	2	18	—
U.S. Treasury	15	15	—	—
Total securities available for sale	19,041	17	19,024	—
Residential loans held for sale	265	—	265	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale	322	—	322	—
Derivative assets:
Interest rate swaps	744	—	744	—
Foreign exchange contracts	253	—	253	—
Other contracts	9	—	9	—
Total derivative assets	1,006	—	1,006	—
Venture capital investments and other investments	6	—	5	1
Total assets	$20,375	$17	$20,357	$1
Derivative liabilities:
Interest rate swaps	$624	$—	$624	$—
Foreign exchange contracts	247	—	247	—
Other contracts	9	—	9	—
Total derivative liabilities	880	—	880	—
Total liabilities	$880	$—	$880	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,606	$—	$18,606	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,656	23	18,633	—
Residential loans held for sale	213	—	213	—
Commercial loans held for sale	43	—	43	—
Total loans held for sale	256	—	256	—
Derivative assets:
Interest rate swaps	613	—	613	—
Foreign exchange contracts	170	—	170	—
Other contracts	7	—	7	—
Total derivative assets	790	—	790	—
Venture capital investments and other investments	5	—	—	5
Total assets	$19,707	$23	$19,679	$5
Derivative liabilities:
Interest rate swaps	$600	$—	$600	$—
Foreign exchange contracts	164	—	164	—
Other contracts	9	—	9	—
Total derivative liabilities	773	—	773	—
Total liabilities	$773	$—	$773	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Balance as of January 1	$5	$5
Purchases, issuances, sales and settlements:
Purchases	1	—
Sales	—	—
Settlements	—	—
Other net gains	—	1
Transfers from Level 3 to Level 2	(5)	—
Balance as of period end	$1	$6
Net unrealized gain included in net income for the year relating to assets held at period end	$1	$—

In March 2015, we transferred $5 million of securities from Level 3 to Level 2. The fair values of these securities are based on prices in the market that are not active.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At March 31, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.0 years (range of 2.8 - 6.3 years), weighted-average constant prepayment rate of 12.8% (range of 11.0% - 22.2%) and weighted-average discount rate of 9.8% (range of 9.1% - 12.3%). At December 31, 2014, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.2 years (range of 2.8 - 6.6 years), weighted-average constant prepayment rate of 12.4% (range of 10.4% - 22.6%) and weighted-average discount rate of 9.8% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 7 “Mortgage Banking” for more information.
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
For information on the Company’s goodwill impairment testing and the most recent goodwill impairment test, see Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 6 “Goodwill” for a description of the Company's goodwill valuation methodology.
The following table presents losses on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2015	2014
Impaired collateral-dependent loans	($3)	($75)
MSRs	(1)	(4)
Foreclosed assets	(1)	(1)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present assets and liabilities measured at fair value on a nonrecurring basis:

	March 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$87	$—	$87	$—
MSRs	163	—	—	163
Foreclosed assets	36	—	36	—

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$102	$—	$102	$—
MSRs	166	—	—	166
Foreclosed assets	40	—	40	—

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
Securities Held to Maturity
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,178	$5,281	$—	$—	$5,178	$5,281	$—	$—
Other investment securities	867	867	—	—	867	867	—	—
Other loans held for sale	54	54	—	—	—	—	54	54
Loans and leases	94,494	94,892	—	—	87	87	94,407	94,805
Financial Liabilities:
Deposits	98,990	99,005	—	—	98,990	99,005	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,421	4,421	—	—	4,421	4,421	—	—
Other short-term borrowed funds	7,004	7,004	—	—	7,004	7,004	—	—
Long-term borrowed funds	3,904	4,006	—	—	3,904	4,006	—	—

	December 31, 2014
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,148	$5,193	$—	$—	$5,148	$5,193	$—	$—
Other investment securities	872	872	—	—	872	872	—	—
Other loans held for sale	25	25	—	—	—	—	25	25
Loans and leases	93,410	93,674	—	—	102	102	93,308	93,572
Financial Liabilities:
Deposits	95,707	95,710	—	—	95,707	95,710	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,276	4,276	—	—	4,276	4,276	—	—
Other short-term borrowed funds	6,253	6,253	—	—	6,253	6,253	—	—
Long-term borrowed funds	4,642	4,706	—	—	4,642	4,706	—	—

NOTE 16 - REGULATORY MATTERS
As a BHC, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of the Company are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Under the Basel III capital framework that took effect on January 1, 2015, the Company and its banking subsidiaries must meet specific capital requirements. Basel III requirements are expressed in terms of the following ratios: (1) common equity tier 1 capital (common equity tier 1 capital/risk-weighted on- and off-balance sheet assets); (2) tier 1 capital (tier 1 capital/risk-weighted on- and off-balance sheet assets); (3) total capital (total capital/risk-weighted on- and off-balance sheet assets); and (4) tier 1 leverage (tier 1 capital/adjusted average quarterly assets). To meet the regulatory capital requirements, the Company and its banking subsidiaries must maintain minimum regulatory levels for each ratio. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents capital and capital ratio information evidencing the Company’s transition from Basel I regulatory accounting as of December 31, 2014 to Basel III regulatory accounting as of March 31, 2015. Basel I requirements did not include the common equity tier I capital ratio. Certain Basel III requirements are subject to phase-in through 2018, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities HTM that are included in AOCI.

	Transitional Basel III
						FDIC Requirements
		Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)		Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015	Basel III
Common equity tier 1 capital		$13,360	12.2%	$4,940	4.5%	$7,136	6.5%
Tier 1 capital to risk-weighted assets		13,360	12.2	6,587	6.0	8,783	8.0
Total capital to risk-weighted assets		16,969	15.5	8,783	8.0	10,979	10.0
Tier 1 capital to average assets (leverage)		13,360	10.5	5,087	4.0	6,358	5.0
As of December 31, 2014	Basel I
Tier 1 common equity		$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital to risk-weighted assets		13,173	12.4	$4,239	4.0%	$6,358	6.0%
Total capital to risk-weighted assets		16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 capital to average assets (leverage)		13,173	10.6	4,982	4.0	6,227	5.0

In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. The Company declared and paid total common stock dividends of $55 million and $25 million as of March 31, 2015, and March 31, 2014, respectively.
The earnings impact of goodwill impairment recognized by CBNA has put the bank subsidiary in the position of having to request specific approval from the OCC before executing capital distributions to its parent, CFG. This requirement will be in place through the fourth quarter of 2015. However, as of March 31, 2015, irrespective of the ability of the subsidiary banks to pay dividends, on a non-consolidated basis the Company had liquid assets in excess of $396 million compared to an annual interest burden on existing subordinated debt of approximately $104 million.
On March 13, 2014, the OCC determined that CBNA no longer meets the condition to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity, although it continues to collect commissions on certain outstanding insurance policies. CBNA has entered into an agreement with the OCC (the “OCC Agreement”) pursuant to which it must develop a remediation plan, which must be submitted to the OCC, setting forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary and the schedule for achieving that objective. Until CBNA addresses the deficiencies to the OCC’s satisfaction, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC. The OCC Agreement provides that if CBNA fails to remediate the deficiencies it may have to divest itself of its financial subsidiaries and comply with any additional limitations or conditions on its conduct as the OCC may impose. CBNA has developed a plan to address the deficiencies and has implemented a comprehensive enterprise-wide program.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EXIT COSTS AND RESTRUCTURING RESERVES
For the three months ended March 31, 2015, the Company incurred $1 million of restructuring costs, consisting of $2 million of facilities costs in occupancy, $1 million in outside services, and a reversal of $2 million in salaries and employee benefits.
In 2014, the Company began the implementation of a restructuring initiative designed to achieve operating efficiencies and reduce expense growth. As a result of this program, the Company expects to incur additional restructuring costs of approximately $18 million through December 31, 2015, consisting of $13 million of employee compensation, $3 million of facilities costs and $2 million of other costs, primarily consulting and technology services. For the year ended December 31, 2014, the Company incurred $101 million of restructuring costs, $41 million consisting of employee compensation reported in salaries and employee benefits, $18 million of facilities costs (including $6 million of building impairment) in occupancy, $24 million in outside services, $6 million in software expense reported in amortization of software, and $12 million in other operating expenses.
Also in 2014, as a result of the sale of retail branches located in Illinois, the Company incurred total costs of approximately $17 million for the year ended December 31, 2014, consisting of $3 million of employee compensation reported in salaries and employee benefits, $3 million of fixed assets expenses reported in equipment, $4 million in outside services and $7 million in other operating expenses.
For segment reporting, all of these restructuring costs are reported within Other. See Note 19 “Business Segments” for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2014	$2	$24	$—	$26
Additions	43	24	57	124
Reversals	(1)	(5)	(4)	(10)
Utilization	(21)	(25)	(50)	(96)
Reserve balance as of December 31, 2014	23	18	3	44
Additions	—	2	1	3
Reversals	(2)	—	—	(2)
Utilization	(3)	(3)	(4)	(10)
Reserve balance as of March 31, 2015	$18	$17	$—	$35

NOTE 18 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2014	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	59	71	—	130
Other than temporary impairment not recognized in earnings on securities	—	(19)	—	(19)
Amounts reclassified from other comprehensive income	7	(14)	1	(6)
Net other comprehensive income	66	38	1	105
Balance at March 31, 2014	($232)	($53)	($258)	($543)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	65	90	—	155
Other than temporary impairment not recognized in earnings on securities	—	(19)	—	(19)
Amounts reclassified from other comprehensive income	(2)	(4)	2	(4)
Net other comprehensive income	63	67	2	132
Balance at March 31, 2015	($6)	$141	($375)	($240)

The following table reports the amounts reclassified out of each component of AOCI and into the unaudited interim Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2015	2014
Details about AOCI Components			Affected Line Item in the unaudited interim Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income (loss):	$18	$18	Interest income
	(15)	(29)	Interest expense
	—	—	Other income
	3	(11)	Income (loss) before income tax expense (benefit)
	1	(4)	Income tax expense (benefit)
	$2	($7)	Net income (loss)
Reclassification of net securities gains (losses) to net income (loss):	$8	$25	Securities gains, net
	(1)	(4)	Net impairment losses recognized in earnings
	7	21	Income (loss) before income tax expense (benefit)
	3	7	Income tax expense (benefit)
	$4	$14	Net income (loss)
Reclassification of changes related to defined benefit pension plans:	($3)	($2)	Salaries and employee benefits
	(3)	(2)	Income (loss) before income tax expense (benefit)
	(1)	(1)	Income tax expense (benefit)
	($2)	($1)	Net income (loss)
Total reclassification gains (losses)	$4	$6	Net income (loss)

The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2015	2014
Net interest income (includes $3 and ($11) of AOCI reclassifications, respectively)	$836	$808
Provision for credit losses	58	121
Noninterest income (includes $7 and $21 of AOCI reclassifications, respectively)	347	358
Noninterest expense (includes $3 and $2 of AOCI reclassifications, respectively)	810	810
Income before income tax expense	315	235
Income tax expense (includes $3 and $2 income tax net expense from reclassification items, respectively)	106	69
Net income	$209	$166

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $2.5 billion and provides a full complement of financial products and solutions, including loans, leases, trade financing, deposits, cash management, commercial cards, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, professionals, oil & gas, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused on the Company’s footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). A key component of Commercial Banking’s growth strategy is to bring ideas to clients that help their businesses thrive, and in doing so, expand the loan portfolio and ancillary product sales.
Non-segment Operations
Other
In addition to non-segment operations, Other includes certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. For example, Other includes goodwill and any associated goodwill impairment charges.

	As of and for the Three Months Ended March 31, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$533	$276	$27	$836
Noninterest income	219	100	28	347
Total revenue	752	376	55	1,183
Noninterest expense	596	173	41	810
Profit before provision for credit losses	156	203	14	373
Provision for credit losses	63	(21)	16	58
Income (loss) before income tax expense (benefit)	93	224	(2)	315
Income tax expense (benefit)	32	77	(3)	106
Net income	$61	$147	$1	$209
Total average assets	$51,602	$41,606	$40,117	$133,325

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Three Months Ended March 31, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$537	$256	$15	$808
Noninterest income	219	107	32	358
Total revenue	756	363	47	1,166
Noninterest expense	638	153	19	810
Profit before provision for credit losses	118	210	28	356
Provision for credit losses	70	(5)	56	121
Income (loss) before income tax expense (benefit)	48	215	(28)	235
Income tax expense (benefit)	16	74	(21)	69
Net income (loss)	$32	$141	($7)	$166
Total average assets	$47,610	$36,955	$39,339	$123,904

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SHARE-BASED COMPENSATION
During the three months ended March 31, 2015, the Company granted 970,166 Company share-based awards to employees pursuant to the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”) with an aggregate grant date fair value of $24 million, which has been estimated using the fair value of the Company’s shares on the grant date.
The total number of Company unvested share-based awards as March 31, 2015 was 3,399,285, which includes awards granted under the Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan and the Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (collectively, the “Converted Equity Plans”), the Omnibus Plan, and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (“Directors Plan”). Approximately 61 million shares of Company common stock are available for awards to be granted under our employee share plans (including the Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”)). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Compensation expense related to the employee share plans (including the ESPP) was $6 million and $19 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the total unrecognized compensation expense for nonvested equity awards granted was $30 million.
Equity Grants Prior to the IPO
Prior to the Company’s IPO, RBS granted share-based compensation awards to employees of the Company pursuant to its various long-term incentive plans, which are administered by the RBS Performance and Remuneration Committee. Below is a summary of those awards. All share-based compensation awards granted to Company employees have been historically settled in RBS shares. Effective as of the IPO, no share-based compensation awards in respect of RBS shares will be granted to Company employees.
Restricted Stock Units
A restricted stock unit is the right to receive shares of stock on a future date, which may be subject to time-based vesting conditions and/or performance-based vesting conditions. Time-based restricted stock units granted historically have generally become vested ratably over a three-year period. Performance-based restricted stock units granted historically have generally become vested at the end of a three-year performance period, depending on the level of performance achieved during such period.
The fair value of each award is determined on the grant date. All awards are expensed on a straight-line basis over the requisite service period. With respect to performance-based awards, over the performance and requisite service period (i.e., vesting period) of the award, the compensation expense and the number of shares of stock expected to be issued are adjusted upward or downward based upon the probability of achievement of performance. Once vesting has occurred, the related compensation cost recognized as expense is based on actual performance and the number of shares actually issued.
Special IPO Awards
In March 2014, RBS granted special IPO awards to certain Citizens employees. These awards were granted half in the form of restricted stock units in respect of RBS shares and half as a fixed convertible bond. The special IPO awards are scheduled to vest 50% in March 2016 and 50% in March 2017, subject to certain conditions. Pursuant to their terms, upon the closing of the Company’s IPO, these awards were converted into Company restricted stock units and the performance condition was met; however, following the IPO, these awards remain subject to the original vesting schedule and other original terms and conditions.
Equity Award Conversion
In conjunction with the Company's IPO, any restricted stock units granted by RBS to Company employees that were unvested at the time of the IPO and the bond portion of special IPO awards, were converted into equity-based awards in respect of CFG common stock. Converted awards are governed by the applicable Converted Equity Plan and are generally subject to the same terms and conditions as prior to conversion. However, when the awards become vested and are settled in accordance with their terms, grantees will receive shares of CFG common stock. Following the IPO, no additional awards were granted under the Converted Equity Plans.
The number of shares of CFG common stock underlying converted awards was determined by dividing (A) the product of (x) the maximum number of RBS shares underlying the awards outstanding as of the closing of the IPO and (y) the average of the closing prices of RBS shares on each of the 30 London Stock Exchange dealing days immediately prior to the pricing date of the IPO (such 30-day period, the “Conversion Period”), converted into U.S. Dollars using the average British Pound to U.S. Dollar currency rate over the Conversion Period, by (B) the price per share of CFG common stock on the pricing date of the IPO. The bond portion of the special IPO awards was converted by dividing the bond value by the price per share of CFG common stock

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the pricing date of the IPO. During 2014, the Company converted 19,390,752 RBS share awards to 5,249,721 CFG share awards. The difference between the fair value of RBS restricted share units immediately preceding the conversion and the fair value of the CFG equity-based awards granted was not material. The bond portions of the Special IPO awards were converted to 524,783 CFG share awards.

Employee Share Plans Following the IPO
Omnibus Incentive Plan
In connection with the IPO, the Company adopted the Omnibus Plan. This plan permits the Company to grant a variety of awards to employees and service providers. In 2014, certain employees received share grants under this plan as an element of fixed compensation for service in a “Material Risk Taker” role (as defined by the European Banking Authority). These shares were fully vested at grant, but are subject to a retention period which lapses ratably over three to five years. Pursuant to the Omnibus Plan, the Company has also awarded to certain employees immediately vested shares, time-based restricted stock units and performance share units. If a dividend is paid on shares underlying the Omnibus Plan awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to stockholders generally.
Director Compensation Plan
In connection with the IPO, the Company adopted the Directors Plan. Effective upon the closing of the IPO, restricted stock units were granted by the Company to its non-employee directors under the Directors Plan. These grants vested on May 5, 2015, the date of the 2015 annual stockholders meeting. If a dividend is paid on shares underlying the stock units prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to stockholders generally. In the event that a director ceases to serve on the Board of Directors prior to the vesting date for any reason other than under circumstances which would constitute cause, the restricted stock units will fully vest on the date of the director’s cessation from service.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the ESPP, which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Beginning in the fourth quarter of 2014 eligible employees may contribute up to 10% of eligible compensation to the ESPP, except that the limit for the first 2014 offering period was 50% of eligible compensation. No participant may purchase shares in any year with a value exceeding $25,000. Offering periods under the ESPP are quarterly.
Shares of CFG common stock are purchased for a participant on the last day of each quarter at a 10% discount from the fair market value (fair market value under the plan is defined as the closing price on the day of purchase). Prior to the date the shares are purchased, participants do not have any rights or privileges as a stockholder with respect to shares to be purchased at the end of the offering period.

NOTE 21 - EARNINGS PER SHARE

	Three Months Ended March 31,
(dollars in millions, except share and per-share data)	2015	2014
Numerator (basic and diluted):
Net income	$209	$166
Less: Preferred stock dividends	—	—
Net income available to common stockholders	$209	$166
Denominator:
Weighted-average common shares outstanding - basic	546,291,363	559,998,324
Dilutive common shares: share-based awards	3,507,354	—
Weighted-average common shares outstanding - diluted	549,798,717	559,998,324
Earnings per common share:
Basic	$0.38	$0.30
Diluted	0.38	0.30

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three months ended March 31,
(in millions)	2015	2014
Deposit insurance	$34	$20
Promotional expense	22	20
Settlements and operating losses	8	29
Postage and delivery	12	13
Other	57	64
Other operating expense	$133	$146

NOTE 23 - SUBSEQUENT EVENTS
On April 6, 2015, the Company issued $250 million, or 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”) to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Preferred Stock accrues dividends, on a non-cumulative, semi-annual basis, beginning on April 6, 2015, at an annual rate equal to 5.500% to, but excluding, April 6, 2020, after which time it converts to a quarterly floating-rate basis equal to three-month LIBOR plus 3.960%. Citizens may redeem the Preferred Stock, subject to regulatory approval, on or after April 6, 2020 or at any time within 90 days of a regulatory capital treatment event.
On April 7, 2015, the Company used the net proceeds of the Preferred Stock offering to repurchase 10,473,397 shares of its common stock from RBS at a total cost of approximately $250 million and a price per share of $23.87, which further reduced RBS’ remaining ownership interest to 40.8%. Pursuant to the repurchase agreement dated April 1, 2015, the purchase price per share was the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date.
On April 22, 2015, the Company announced a quarterly cash dividend of $0.10 per share, or $55 million, payable on May 19, 2015 to shareholders of record at the close of business on May 5, 2015.

CITIZENS FINANCIAL GROUP, INC.

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

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	management’s ability to identify and manage these and other risks; and

•	any failure by us to successfully replicate or replace certain functions, systems and infrastructure provided by RBS.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or share repurchases will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the

CITIZENS FINANCIAL GROUP, INC.
FORWARD-LOOKING STATEMENTS

amount of any such dividends. In addition, the timing and manner of the sale of RBS’ remaining ownership of our common stock remains uncertain, and we have no control over the manner in which RBS may seek to divest such remaining shares. Any such sale could impact the price of our shares of common stock.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
    We derived the summary Consolidated Operating Data for the three months ended March 31, 2015 and 2014 and the summary Consolidated Balance Sheet data as of March 31, 2015 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three months ended March 31, 2015 are not necessarily indicative of those to be expected for the year ending December 31, 2015 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2015	2014
OPERATING DATA:
Net interest income	$836	$808
Noninterest income	347	358
Total revenue	1,183	1,166
Provision for credit losses	58	121
Noninterest expense	810	810
Income before income tax expense	315	235
Income tax expense	106	69
Net income	$209	$166
Net income per average common share - basic (2)	0.38	0.30
Net income per average common share - diluted (2)	0.38	0.30
OTHER OPERATING DATA:
Return on average common equity (3) (6)	4.36%	3.48%
Return on average tangible common equity (1) (6)	6.53	5.24
Return on average total assets (4) (6)	0.63	0.54
Return on average total tangible assets (1) (6)	0.67	0.57
Efficiency ratio (1)	68.49	69.43
Net interest margin (5) (6)	2.77	2.89

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	March 31, 2015	December 31, 2014
BALANCE SHEET DATA:
Total assets	$136,535	$132,857
Loans and leases (7)	94,494	93,410
Allowance for loan and lease losses	1,202	1,195
Total securities	25,086	24,676
Goodwill	6,876	6,876
Total liabilities	116,971	113,589
Deposits	98,990	95,707
Federal funds purchased and securities sold under agreements to repurchase	4,421	4,276
Other short-term borrowed funds	7,004	6,253
Long-term borrowed funds	3,904	4,642
Stockholders’ equity	19,564	19,268
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.27%	1.28%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	106	109
Nonperforming loans and leases as a percentage of total loans and leases	1.20	1.18
Capital Ratios:(8)
CET1 risk-based capital ratio (9)	12.2	12.4
Tier 1 risk-based capital ratio (10)	12.2	12.4
Total risk-based capital ratio (11)	15.5	15.8
Tier 1 leverage ratio (12)	10.5	10.6

(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “ —Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) EPS information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(3) “Return on average common equity” is defined as net income divided by average common equity.
(4) “Return on average total assets” is defined as net income divided by average total assets.
(5) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(6) Operating ratios for the periods ended March 31, 2015 and 2014 are presented on an annualized basis.
(7) Excludes loans held for sale of $376 million and $281 million as of March 31, 2015 and December 31, 2014, respectively.
(8) Basel III transitional rules for institutions applying the standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of March 31, 2015 are prepared using the Basel III standardized transitional approach. The capital ratios and associated components for periods December 31, 2014 and prior are prepared under the Basel I general risk-based capital rule.
(9) Common equity Tier 1 capital under Basel III replaced Tier 1 common capital under Basel I effective January 1, 2015. “Common equity Tier 1 risk-based capital ratio” and “Tier 1 risk-based capital ratio” are Tier 1 capital balance divided by total risk-weighted assets as defined under Basel III and Basel I, respectively.
(10) “Tier 1 risk-based capital ratio” is Tier 1 capital balance, minus preferred stock, divided by total risk-weighted assets as defined under Basel III.
(11) “Total risk-based capital ratio” is total capital balance divided by total risk-weighted assets as defined under Basel III.
(12) “Tier 1 Leverage ratio” is Tier 1 capital balance divided by quarterly average total assets as defined under Basel III.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We were the 13th largest retail bank holding company in the United States as of March 31, 2015, according to SNL Financial, with $136.5 billion of total assets. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,800 employees strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through our two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Consumer Banking accounted for $50.3 billion and $46.2 billion, or approximately 53% of our average loan and lease balances (including loans held for sale) for the three months ended March 31, 2015 and 2014. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.
Commercial Banking accounted for $40.2 billion and $36.6 billion, or approximately 43% and 42% of our average loan and lease balances (including loans held for sale) for the three months ended March 31, 2015 and 2014, respectively. Commercial Banking offers a broad complement of financial products and solutions, including lending and leasing, trade financing, deposit and treasury management, foreign exchange and interest rate risk management, corporate finance and debt and equity capital markets capabilities.
As of March 31, 2015 and December 31, 2014, we had $2.9 billion and $3.1 billion, respectively, of non-core asset balances, which were included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009, and the portfolio decreased a further 6% as of March 31, 2015 compared to December 31, 2014. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally).

Recent Events
On April 6, 2015, we completed a private offering of $250 million, or 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”) to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Preferred Stock accrues dividends, on a non-cumulative, semi-annual basis, beginning on April 6, 2015, at an annual rate equal to 5.500% to, but excluding, April 6, 2020, after which time it converts to a quarterly floating-rate basis equal to three-month LIBOR plus 3.960%. We may redeem the Preferred Stock, subject to regulatory approval, on or after April 6, 2020 or at any time within 90 days of a regulatory capital treatment event. The net proceeds were used to repurchase 10,473,397 shares of our common stock from RBS, at the purchase price equal to volume-weighted average price of the our common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1,2015, which reduced RBS’ ownership interest to 40.8%. See Note 9 “Stockholders’ Equity” and Note 23 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
On March 30, 2015, RBS completed the sale of 155.25 million shares, or 28%, of our outstanding common stock at a price to the public of $23.75 per share.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national, regional and local economic conditions, as well as the perception of those conditions and future economic prospects. The significant macro-economic factors that impact our business are: the U.S. and global economic landscapes, unemployment rates, the housing markets and interest rates.
The U.S. economy, as measured by the real GDP, expanded 0.2% in the first quarter of 2015, as gains in consumer spending were partially offset by slumps in business investment and exports. This expansion followed considerable improvement in the economic landscape in the United States in 2014, with GDP growth of 2.4%. We currently expect that U.S. GDP growth will rebound in the back half of 2015 but may be challenged in 2016 by a stronger dollar and weak international growth. The Euro area economy expanded 0.3% in the fourth quarter of 2014. Concerns of deflation and less favorable financial condition added to fears of a weaker recovery in Europe. In response, on January 22, 2015, the European Central Bank announced a new quantitative easing plan that includes the purchasing of €60 billion of assets per month, at least through September 2016, contributing to the low domestic rate environment.
The U.S. unemployment rate dropped to 5.5% at March 31, 2015 from 5.6% at December 31, 2014. The total nonfarm payroll employment increased by 126,000 in March, after increasing a revised 201,000 and 264,000 in January and February, respectively. The housing market has moved higher year over year from March 31, 2014 to 2015, as demonstrated by new and existing home sales and home prices.
The Federal Reserve Board maintained very accommodative monetary policy conditions during the first quarter of 2015, continuing to effectively target a zero federal funds rate at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results.

Credit trends
Credit trends continued to improve in the first quarter of 2015 as evidenced by a continued reduction in both net charge-offs and nonperforming loans year over year. Net charge-offs in the first quarter of 2015 of $54 million decreased $26 million from $80 million in the fourth quarter of 2014, and $33 million from $87 million in the first quarter of 2014. The decline in net charge-off was driven by improving credit conditions and recoveries. Annualized net charge-offs as a percentage of total average loans improved to 0.23% in the first quarter of 2015, compared to 0.35% in the fourth quarter of 2014 and 0.41% in the first quarter of 2014. Nonperforming loans have also improved year over year from 1.57% of total loans during the first quarter of 2014 to 1.20% in the first quarter of 2015, and were flat compared to the fourth quarter of 2014 at 1.18%. Asset quality remained strong and within anticipated parameters across all product areas, consumer and commercial.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRBG and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk.”
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. However, the yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market or, at times, by the FRBG’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2014 and through the first quarter of 2015, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2014 and through the first quarter of 2015, the FRBG maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. As of March 31, 2015, the Federal Reserve Board had ended its

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

asset purchases of Treasury securities and agency mortgage-backed securities. However, until further notice, the Federal Reserve Board will continue to re-invest runoff from its $1.7 trillion mortgage-backed portfolio.
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
Dodd-Frank regulation
As described under “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2014, we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Dodd-Frank Act are subject to final rulemaking or phased implementation that will take effect over several years. The Dodd-Frank Act will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that specifically impact our business are the repeal of a previous prohibition against payment of interest on demand deposits, which became effective in July 2011, the introduction of a capital planning and stress-testing framework developed by the FRBG, known as CCAR and DFAST. The DFAST process projects net income, loan losses and capital ratios over a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule.
Twice annually, in March and September, we publish estimated impacts of stress, as required by the CCAR and DFAST processes which may be accessed on our regulatory filings and disclosures page on http://investor.citizensbank.com. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings. However, these pro forma results should not be interpreted to be management expectations in light of the current economic and operating environment. During March 2015, the Federal Reserve also published results from the latest supervisory stress tests performed for and by large bank holding companies supervised by the Federal Reserve (See FRB website). These tests are conducted and published by the FRB annually in fulfillment of both CCAR and DFAST requirements.
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
Comprehensive Capital Analysis and Review
CCAR is an annual exercise by the FRBG to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and robust, forward-looking capital planning processes that account for their unique risks.
As part of CCAR, the FRBG evaluates institutions’ capital adequacy, internal capital adequacy assessment processes and their plans to make capital distributions, such as dividend payments or stock repurchases. The FRBG may either object to our capital plan, in whole or in part, or provide a notice of non-objection. If the FRBG objects to our capital plan, we may not make any capital distribution other than those with respect to which the FRBG has indicated its non-objection.
In March 2015, the FRBG assessed our current capital plan as submitted and documented under the CCAR process and raised no objection to the plan. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

we may declare dividends and repurchase shares of our common stock between March 31, 2015 and June 30, 2016 are now governed by our 2015 capital plan, subject to actual financial performance and ongoing compliance with internal governance and all other regulatory requirements.
Basel III final rules applicable to us and our banking subsidiaries
In July 2013, the Federal Reserve Board, OCC, and FDIC issued the U.S. Basel III final rules. The final rules implement the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rules, such as the new minimum capital ratios, became effective on January 1, 2015. In order to comply with the new capital requirements, we established internal capital ratio targets that meet or exceed U.S. regulatory expectations under fully phased-in Basel III rules, and increased our capital requirements in anticipation of the transition that is underway.
HELOC Payment Shock
Recent attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of March 31, 2015, approximately 26% of our $15.7 billion HELOC portfolio, or $4.1 billion in drawn balances were subject to a payment reset or balloon payment between April 1, 2015 and December 31, 2017, including $227 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
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
As of March 31, 2015, for the $898 million of our HELOC portfolio that was originally structured with a reset period in 2014, 93.3% of the balances were refinanced, paid off or were current on payments, 5.0% were past due and 1.7% had been charged off. As of March 31, 2015, for the $668 million of our HELOC portfolio that was originally structured with a reset period in 2013, 93.3% of the balances had been refinanced, paid off or were current on payments, 3.2% were past due and 3.6% had been charged off. A total of $1.3 billion in balances were originally structured with a reset period in 2015 with $962 million scheduled to reset for the remainder of 2015. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Investment in our business
We regularly incur expenses associated with investments in our infrastructure, and, from 2010 to 2014, we invested more than $1.3 billion in infrastructure and technology, and plan to invest an additional $280 million in 2015 and about $170 million in 2016. We have incurred $48 million of expenses associated with investments in our infrastructure spend in the first quarter of 2015. These investments, which are designed to lower our costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Services platform. These investments also involved spending to prepare for the planned rollout of our new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.
Operating expenses to operate as a fully independent public company
As part of our transition to a stand-alone company, we expect to incur one-time expenditures of approximately $52 million over the course of 2015 to 2017, including capitalized costs of $18 million, as well as ongoing incremental expenses of approximately $34 million per year. We incurred $3 million of one-time expenses in the first quarter of 2015. We expect these ongoing costs will include higher local charges associated with exiting worldwide vendor relationships and incremental expenses to support information technology, compliance, corporate governance, regulatory, financial and risk infrastructure that are necessary to enable us to operate as a fully stand-alone public company.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an amount that reflects probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading account assets and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading account assets and are carried at fair value. Realized and unrealized gains and losses on such assets are reported in noninterest income. Other investment securities are comprised mainly of FHLB stock and FRB stock, which are carried at cost.

Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the allowance for loan and lease losses and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the adequacy of the allowance for credit losses using the following ratios: allowance for loan and lease losses as a percentage of total loans and leases; allowance for loan and lease losses as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits.

Borrowed funds
As of March 31, 2015, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of March 31, 2015, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 8 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives

We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets.
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
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 12 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
Key Performance Metrics and Non-GAAP Financial Measures
We consider various measures when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•	Return on average common equity, which we define as net income divided by average common equity;

•
Return on average tangible common equity, which we define as net income divided by average common equity excluding average goodwill, (net of related deferred tax liability), and average other intangibles;

•	Return on average total assets, which we define as net income divided by average total assets;

•
Return on average total tangible assets, which we define as net income divided by average total assets excluding average goodwill, (net of related deferred tax liability), and average other intangibles;

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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present net income and return on average tangible common equity, net of restructuring charges and special items for the three months ended March 31, 2015 and 2014. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.
Prior to first quarter 2015, we also considered pro forma capital ratios defined by banking regulators but not effective at each period end to be non-GAAP financial measures. Since analysts and banking regulators may assess our capital adequacy using these pro forma ratios, we believe they are useful to provide investors the ability to assess our capital adequacy on the same basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended March 31,
(dollars in millions, except per-share amounts)	Ref.	2015	2014
Net income (GAAP)	A	$209	$166

Return on average tangible common equity:
Average common equity (GAAP)		$19,407	$19,370
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		422	351
Average tangible common equity (non-GAAP)	B	$12,948	$12,838
Return on average tangible common equity (non-GAAP)(1)	A/B	6.53%	5.24%

Return on average total tangible assets:
Average total assets (GAAP)		$133,325	$123,904
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		422	351
Average tangible assets (non-GAAP)	C	$126,866	$117,372
Return on average total tangible assets (non-GAAP)(1)	A/C	0.67%	0.57%

Efficiency ratio:
Noninterest expense (GAAP)	D	$810	$810
Net interest income (GAAP)		836	808
Noninterest income (GAAP)		347	358
Total revenue (GAAP)	E	$1,183	$1,166
Efficiency ratio (non-GAAP)	D/E	68.49%	69.43%

Noninterest expense excluding restructuring charges and special items:
Noninterest expense (GAAP)	D	$810	$810
Less: Restructuring charges (GAAP)		1	—
Less: Special items(2)		9	—
Noninterest expense, excluding restructuring charges and special items (non-GAAP)	F	$800	$810

Net income, excluding restructuring charges and special items:
Net income (GAAP)	A	$209	$166
Add: Restructuring charges (GAAP)		1	—
Special items(2)		5	—
Net income, excluding restructuring charges and special items (non-GAAP)	G	$215	$166
Return on average tangible common equity, excluding restructuring charges and special items (non-GAAP) (1)	G/B	6.73%	5.24%

(1) Ratios for the periods ended March 31, 2015 and 2014 are presented on an annualized basis.
(2) Special items include expenses related to rebranding, separation from RBS, and regulatory expenses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
		2015				2014
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income:
Net income (GAAP)	H	$61	$147	$1	$209	$32	$141	($7)	$166

Efficiency ratio:
Total revenue (GAAP)	I	$752	$376	$55	$1,183	$756	$363	$47	$1,166
Noninterest expense (GAAP)	J	$596	$173	$41	$810	$638	$153	$19	$810
Efficiency ratio (non-GAAP)	J/I	79.25%	46.01%	NM	68.49%	84.39%	42.13%	NM	69.43%

Return on average total tangible assets:
Average total assets (GAAP)		$51,602	$41,606	$40,117	$133,325	$47,610	$36,955	$39,339	$123,904
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	422	422	—	—	351	351
Average total tangible assets (non-GAAP)	K	$51,602	$41,606	$33,658	$126,866	$47,610	$36,955	$32,807	$117,372
Return on average total tangible assets (non-GAAP)(1)	H/K	0.48%	1.43%	NM	0.67%	0.27%	1.54%	NM	0.57%

Return on average tangible common equity:
Average common equity (GAAP)(3)		$4,649	$4,526	$10,232	$19,407	$4,568	$4,023	$10,779	$19,370
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	422	422	—	—	351	351
Average tangible common equity (non-GAAP)(3)	L	$4,649	$4,526	$3,773	$12,948	$4,568	$4,023	$4,247	$12,838
Return on average tangible common equity (non-GAAP)(1)(3)	H/L	5.30%	13.15%	NM	6.53%	2.81%	14.17%	NM	5.24%
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity Tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Highlights
For the first quarter of 2015:

•	Net income of $209 million in the first quarter increased $43 million, compared to $166 million in the first quarter of 2014;

•
Net income included $6 million in after-tax restructuring charges and special noninterest expense items largely related to our ongoing separation from RBS and ongoing efforts to improve processes and enhance efficiencies across the organization. Excluding the restructuring charges and special noninterest expense items, net income increased $49 million, or 30%, to $215 million(1), compared to $166 million in the first quarter of 2014;

•
Net interest income of $836 million in the first quarter of 2015 increased $28 million, or 3%, compared to $808 million in the first quarter of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs;

•
Net interest margin of 2.77% in the first quarter of 2015 decreased 12 basis points, compared to 2.89% in the first quarter of 2014 given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs and the impact of the Chicago Divestiture;

•
Noninterest income of $347 million in the first quarter of 2015 decreased $11 million, or 3%, compared to $358 million in the first quarter of 2014, as strength in mortgage banking and capital markets was more than offset by a decrease related to the Chicago Divestiture, and lower securities gains. Excluding both the impact of the Chicago Divestiture and the decrease in securities gains, underlying noninterest income was up approximately 5%;

•
Noninterest expense of $810 million in the first quarter of 2015 was flat compared with the first quarter of 2014 as the impact of higher salaries and employee benefits expense and amortization of software expense was offset by lower other operating expense, outside services, occupancy and equipment expense, as well as a decrease related to the Chicago Divestiture. First quarter 2015 results also reflected a $10 million increase in restructuring charges and special items from first quarter 2014;

•
Provision for credit losses totaled $58 million in the first quarter of 2015, down $63 million, or 52%, from $121 million in the first quarter of 2014, reflecting improved credit quality and the effects of a large loan recovery. The first quarter of 2015 included a $4 million reserve build compared to a $34 million build in the first quarter of 2014;

•
Return on average tangible common equity ratio improved to 6.53%(1), from 5.24%(1) in the first quarter of 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.73%(1) from 5.24%(1) from the first quarter of 2014;

•
Average loans and leases of $94.0 billion increased $7.8 billion, or 9%, from $86.1 billion in the first quarter of 2014, driven by commercial loan growth across most products, and an increase in auto, residential mortgage, and student loans, which were partially offset by a decrease in home equity outstandings and a $729 million reduction in the non-core loan portfolio;

•	Average interest-bearing deposits of $69.9 billion increased $8.3 billion, or 14%, from $61.6 billion in the first quarter of 2014, driven by growth in all deposit products;

•
Net charge-offs of $54 million decreased $33 million, or 38%, from $87 million in the first quarter of 2014 due to improving credit conditions and the effect of one large recovery. The allowance for loan and lease losses of $1.2 billion, remained relatively stable compared to the fourth quarter of 2014. Allowance for loan and lease losses to total loans and leases was 1.27% as of March 31, 2015, compared with 1.28% as of December 31, 2014. Allowance for loan and lease losses to non-performing loans and leases ratio was 106% as of March 31, 2015, compared with 109% as of December 31, 2014; and

•	Net income per average common share, basic and diluted, was $0.38 compared to $0.30 in the first quarter of 2014.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $209 million in the first quarter of 2015, and included $6 million of after-tax restructuring charges and special items related to our separation from RBS and ongoing efforts to improve processes and enhance efficiencies across the organization. Excluding the restructuring charges and special items, net income increased $49 million, or 30%, from the first quarter of 2014, driven by a $63 million decrease in provision expense related to continued improvement in credit quality.
The following table details the significant components of our net income for the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change		Percent
Operating Data:
Net interest income	$836	$808	$28		3%
Noninterest income	347	358	(11)		(3)
Total revenue	1,183	1,166	17		1
Provision for credit losses	58	121	(63)		(52)
Noninterest expense	810	810	—		—
Noninterest expense, excluding restructuring charges and special items (1)	800	810	(10)		(1)
Income before income tax expense	315	235	80		34
Income tax expense	106	69	37		54
Net income	209	166	43		26
Net income, excluding restructuring charges and special items(1)	215	166	49		30
Return on average tangible common equity (1) (2)	6.53%	5.24%	129	bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1) (2)	6.73%	5.24%	149	bps	—

(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) Ratios for the periods ended March 31, 2015 and 2014 are presented on an annualized basis

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Three Months Ended March 31,						Change
	2015			2014
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,092	$1	0.19%	$1,768	$1	0.23%	$324	(4) bps
Taxable investment securities	24,955	159	2.55	23,375	149	2.56	1,580	(1)
Non-taxable investment securities	10	—	2.60	11	—	2.60	(1)	—
Total investment securities	24,965	159	2.55	23,386	149	2.57	1,579	(2)
Commercial	31,911	226	2.84	29,108	219	3.01	2,803	(17)
Commercial real estate	7,700	50	2.59	6,898	45	2.58	802	1
Leases	3,895	25	2.53	3,723	26	2.84	172	(31)
Total commercial	43,506	301	2.77	39,729	290	2.92	3,777	(15)
Residential mortgages	11,855	112	3.79	9,889	98	3.98	1,966	(19)
Home equity loans	3,332	44	5.40	4,231	55	5.23	(899)	17
Home equity lines of credit	15,310	111	2.94	15,590	110	2.86	(280)	8
Home equity loans serviced by others (1)	1,193	21	7.09	1,454	24	6.79	(261)	30
Home equity lines of credit serviced by others (1)	522	3	2.58	660	4	2.67	(138)	(9)
Automobile	12,933	89	2.78	9,408	59	2.54	3,525	24
Student	2,623	33	5.13	2,262	25	4.43	361	70
Credit cards	1,637	45	11.10	1,639	42	10.31	(2)	79
Other retail	1,041	20	7.59	1,270	23	7.42	(229)	17
Total retail	50,446	478	3.83	46,403	440	3.85	4,043	(2)
Total loans and leases	93,952	779	3.34	86,132	730	3.41	7,820	(7)
Loans held for sale	242	1	2.33	127	1	3.29	115	(96)
Other loans held for sale	91	2	9.37	1,092	12	4.21	(1,001)	NM
Interest-earning assets	121,342	942	3.12	112,505	893	3.19	8,837	(7)
Allowance for loan and lease losses	(1,192)			(1,238)			46
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,299			5,761			538
Total noninterest-earning assets	11,983			11,399			584
Total assets	$133,325			$123,904			$9,421
Liabilities and Stockholders’ Equity
Checking with interest	$16,039	$4	0.11%	$13,317	$2	0.06%	$2,722	5 bps
Money market and savings	41,666	25	0.25	38,919	16	0.17	2,747	8
Term deposits	12,184	23	0.78	9,334	15	0.65	2,850	13
Total interest-bearing deposits	69,889	52	0.31	61,570	33	0.22	8,319	9
Interest-bearing deposits held for sale	—	—	—	4,233	2	0.23	(4,233)	(23)
Federal funds purchased and securities sold under agreements to repurchase (2)	4,607	7	0.60	5,707	15	1.02	(1,100)	(42)
Other short-term borrowed funds	6,969	15	0.83	3,637	19	2.07	3,332	(124)
Long-term borrowed funds	3,930	32	3.27	1,405	16	4.61	2,525	(134)
Total borrowed funds	15,506	54	1.38	10,749	50	1.84	4,757	(46)
Total interest-bearing liabilities	85,395	106	0.50	76,552	85	0.45	8,843	5
Demand deposits	25,756			24,796			960
Demand deposits held for sale	—			997			(997)
Other liabilities	2,767			2,189			578
Total liabilities	113,918			104,534			9,384
Stockholders’ equity	19,407			19,370			37
Total liabilities and stockholders’ equity	$133,325			$123,904			$9,421
Interest rate spread			2.62			2.74		(12)
Net interest income		$836			$808
Net interest margin			2.77%			2.89%		(12) bps
Memo: Total deposits (interest-bearing and demand)	$95,645	$52	0.22%	$91,596	$35	0.16%	$4,049	6 bps

(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2016. See “—Analysis of Financial Condition — March 31, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $836 million in the first quarter of 2015 increased $28 million, or 3%, compared to $808 million in the first quarter of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $8.8 billion, or 8%, from first quarter 2014, as a $4.0 billion increase in average retail loans driven by growth in auto, mortgage, and student loan balances, a $3.8 billion increase in average commercial loans and leases, and a $1.9 billion increase in average investments and average interest-bearing deposits, were partially offset by lower home equity loan and line outstandings and a reduction in the non-core loan portfolio.
Net interest margin of 2.77% in the first quarter of 2015 decreased 12 basis points from 2.89% in the first quarter of 2014 given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs, and the impact of the Chicago Divestiture. Average interest-earning asset yields in the first quarter of 2015 of 3.12% declined seven basis points from 3.19% for the same period in 2014, largely reflecting the decline in the loan and lease portfolio yield due to the continued impact of the persistent low-rate environment. Investment portfolio income of $159 million for the three months ended March 31, 2015 increased $10 million, or 7%, compared to the three months ended March 31, 2014, while the yield on investments declined two basis points to 2.55%.
    Total interest-bearing deposit costs for the three months ended March 31, 2015 of $52 million increased $19 million, or 58%, from $33 million in the same period in 2014 and reflected a nine basis point increase in the rate paid on deposits to 0.31% from 0.22%. The increase in cost of deposits can be attributed to a shift in mix to longer duration deposits including strong growth in term deposits and time deposits as well as money market accounts. The cost of term deposits increased to 0.78% in 2015 from 0.65% in 2014, while rates on money market accounts and savings accounts increased to 0.25% in 2015 from 0.17% in 2014.
The total borrowed funds costs in the first quarter of 2015 of $54 million increased $4 million, or 8%, from $50 million in the same period in 2014. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds, pay-fixed swap expense declined to $15 million for the first quarter of 2015 compared to $29 million for the same period in 2014. Excluding the impact of hedging costs, total borrowed funds rates were 1.07% and 0.73% in the first quarter of 2015 and 2014, respectively. The increase in long-term borrowing expense of $16 million is due to the addition of $1.5 billion term-debt as well as a $1.0 billion increase in subordinated debt tied to the bank’s repositioning of its liability and capital structure to better align with peers.

Noninterest Income
The following table details the significant components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change	Percent
Service charges and fees	$135	$139	($4)	(3%)
Card fees	52	56	(4)	(7)
Mortgage banking fees	33	20	13	65
Trust and investment services fees	36	39	(3)	(8)
Foreign exchange and trade finance fees	23	22	1	5
Capital markets fees	22	18	4	22
Bank-owned life insurance income	12	11	1	9
Securities gains, net	8	25	(17)	(68)
Other income (1)	26	28	(2)	(7)
Noninterest income	$347	$358	($11)	(3%)

(1) Includes net impairment losses on securities available for sale recognized in earnings and other income.

Noninterest income of $347 million in the first quarter of 2015 decreased $11 million, or 3%, compared to $358 million in the first quarter of 2014, driven by strength in mortgage banking and capital markets, offset by lower securities gains and a decrease related to the Chicago Divestiture. Excluding both the impact of the Chicago Divestiture and the decrease in securities gains, underlying noninterest income was up approximately 5%. Service charges and fees decreased $4 million as the benefit of

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

underlying growth was more than offset by the impact tied to the Chicago Divestiture. Card fees decreased $4 million driven by a decrease related to the Chicago Divestiture. Trust and investment services fees decreased $3 million reflecting the impact of the Chicago Divestiture and a reduction in investment sales. Mortgage banking income increased $13 million largely reflecting the benefit of the portfolio sales gain as well as higher origination volumes. Capital markets fees increased $4 million, reflecting continued progress in scaling up the business. Securities gains decreased $17 million. Other income was relatively stable as a decrease from relatively elevated first quarter 2014 levels was broadly offset by the benefit of the effect of an accounting change related to the low-income housing investment portfolio, which increased tax expense by a comparable amount.
Provision for Credit Losses
For the three months ended March 31, 2015, the provision for credit losses was $58 million, down from $121 million for the three months ended March 31, 2014, driven by lower net charge-offs, due primarily to a large commercial recovery and improved credit quality. Current credit trends continued to improve with net charge-offs for the three months ended March 31, 2015 of $54 million compared with $87 million for the three months ended March 31, 2014, a $33 million reduction in net charge-offs driven by increased commercial recoveries and lower net charge-offs in retail.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change	Percent
Salaries and employee benefits	$419	$405	$14	3%
Outside services	79	83	(4)	(5)
Occupancy	80	81	(1)	(1)
Equipment expense	63	64	(1)	(2)
Amortization of software	36	31	5	16
Other operating expense	133	146	(13)	(9)
Noninterest expense	$810	$810	$—	—%

Noninterest expense of $810 million in the first quarter of 2015 remained relatively stable compared with the first quarter of 2014 as the impact of higher salaries and employee benefits expense and amortization of software expense was offset by lower other operating expense, outside services, occupancy and equipment expense, as well as a decrease related to the Chicago Divestiture. First quarter 2015 results also reflected a $10 million increase in restructuring charges and special items from first quarter 2014.

Provision for Income Taxes
The provision for income taxes was $106 million and $69 million in the first quarter of 2015 and 2014, respectively. This resulted in an effective tax rate of 33.7% and 29.4% in the first quarter of 2015 and 2014, respectively. The increase in the effective income tax rate from 2014 to 2015 was largely attributable to the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense. Additionally, the effective tax rate for the three months ended March 31, 2014 reflected the reversal of a deferred tax liability within our leasing entity for which no state tax will be incurred. For further information regarding the adoption of ASU No. 2014-01, see Recent Accounting Pronouncements in Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, we reported a net deferred tax liability of $586 million, compared to a $493 million liability at December 31, 2014. The increase in the net deferred tax liability was largely attributable to a decrease in the unrealized loss reported on securities available for sale, derivative instruments and hedging activities. For further discussion, see Note 11 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended March 31, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(5)	Consolidated
Net interest income	$533	$276	$27		$836
Noninterest income	219	100	28		347
Total revenue	752	376	55		1,183
Noninterest expense	596	173	41		810
Profit before provision for credit losses	156	203	14		373
Provision for credit losses	63	(21)	16		58
Income (loss) before income tax expense (benefit)	93	224	(2)		315
Income tax expense (benefit)	32	77	(3)		106
Net income	$61	$147	$1		$209
Loans and leases and loans held for sale (period-end)	$50,532	$40,642	$3,696		$94,870
Average Balances:
Total assets	$51,602	$41,606	$40,117		$133,325
Loans and leases and loans held for sale	50,260	40,241	3,784		94,285
Deposits	67,518	21,932	6,195		95,645
Interest-earning assets	50,294	40,344	30,704		121,342
Key Metrics
Net interest margin (1)	4.30%	2.77%	NM		2.77%
Efficiency ratio (2)	79.25	46.01	NM		68.49
Average loans to average deposits ratio (3)	74.44	183.48	NM		98.58
Return on average total tangible assets (1) (2)	0.48	1.43	NM		0.67
Return on average tangible common equity (1) (2) (4)	5.30	13.15	NM		6.53

(1) Ratios for the period ended March 31, 2015 are presented on an annualized basis.
(2) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(3) Ratios include both loans and leases held for sale and deposits held for sale.
(4) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
(5) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — March 31, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Residual assets, liabilities, capital and their related revenues, provision for credit losses and expenses are attributed to Other.

Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.9 billion as of March 31, 2015, down 6% from December 31, 2014. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Noninterest income and expense directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to our unaudited interim Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by the business segment. Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$533	$537	($4)	(1%)
Noninterest income	219	219	—	—
Total revenue	752	756	(4)	(1)
Noninterest expense	596	638	(42)	(7)
Profit before provision for credit losses	156	118	38	32
Provision for credit losses	63	70	(7)	(10)
Income before income tax expense	93	48	45	94
Income tax expense	32	16	16	100
Net income	$61	$32	$29	91
Loans and leases and loans held for sale (period-end) (1)	$50,532	$46,833	$3,699	8
Average Balances:
Total assets	$51,602	$47,610	$3,992	8
Loans and leases and loans held for sale (1)	50,260	46,154	4,106	9
Deposits and deposits held for sale (2)	67,518	70,769	(3,251)	(5)
Interest-earning assets	50,294	46,185	4,109	9%
Key Metrics
Net interest margin (3)	4.30%	4.72%	(42) bps	—
Efficiency ratio (4)	79.25	84.39	(514) bps	—
Average loans to average deposits ratio (5)	74.44	65.22	922 bps	—
Return on average total tangible assets (3) (4)	0.48	0.27	21 bps	—
Return on average tangible common equity (3) (4) (6)	5.30	2.81	249 bps	—

(1) March 31, 2014 loans held for sale include loans relating to the Chicago Divestiture.
(2) March 31, 2014 deposits held for sale include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended March 31, 2015 and 2014 are presented on an annualized basis.
(4) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(5) Ratios include both loans and leases held for sale and deposits held for sale.
(6) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $61 million for the first quarter of 2015 increased $29 million, or 91%, from $32 million in the first quarter of 2014, as a reduction in noninterest expense and provision for credit losses more than offset the impact of lower revenue. First quarter 2014 results included revenue and expenses associated with the Chicago Divestiture.
Consumer Banking total revenue of $752 million in the first quarter of 2015 remained relatively stable compared to $756 million in the first quarter of 2014. Total revenue before the effect of the Chicago Divestiture increased driven by higher net interest income and noninterest income.
Net interest income results reflected loan growth particularly in auto, residential mortgage, and student partially offset by the effect of the relatively persistent low-rate environment. Noninterest income increased before the impact of the Chicago Divestiture, driven by strength in mortgage banking, including the impact of the conforming mortgage sales gain, and higher service charges and fees driven by the first quarter 2014 launch of the One Deposit product.
Noninterest expense of $596 million in the first quarter of 2015 decreased $42 million, or 7%, from the first quarter of 2014. Noninterest expense decreased before the impact of the Chicago Divestiture, largely reflecting our focus on improving efficiency which more than offset continued investment in the business to drive further growth.
Provision for credit losses of $63 million in the first quarter of 2015 decreased $7 million, or 10%, from $70 million in the first quarter of 2014, largely reflecting continued improvement in credit quality.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$276	$256	$20	8%
Noninterest income	100	107	(7)	(7)
Total revenue	376	363	13	4
Noninterest expense	173	153	20	13
Profit before provision for credit losses	203	210	(7)	(3)
Provision for credit losses	(21)	(5)	(16)	(320)
Income before income tax expense	224	215	9	4
Income tax expense	77	74	3	4
Net income	$147	$141	$6	4
Loans and leases and loans held for sale (period-end) (1)	$40,642	$37,068	$3,574	10
Average Balances:
Total assets	$41,606	$36,955	$4,651	13
Loans and leases and loans held for sale (1)	40,241	36,577	3,664	10
Deposits and deposits held for sale (2)	21,932	17,440	4,492	26
Interest-earning assets	40,344	36,716	3,628	10%
Key Metrics
Net interest margin (3)	2.77%	2.83%	(6) bps	—
Efficiency ratio (4)	46.01	42.13	388 bps	—
Average loans to average deposits ratio (5)	183.48	209.74	(2,626) bps	—
Return on average total tangible assets (3) (4)	1.43	1.54	(11) bps	—
Return on average tangible common equity (3) (4) (6)	13.15	14.17	(102) bps	—

(1) March 31, 2014 loans held for sale include loans relating to the Chicago Divestiture.
(2) March 31, 2014 deposits held for sale include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended March 31, 2015 and 2014 are presented on an annualized basis.
(4) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(5) Ratios include both loans and leases held for sale and deposits held for sale.
(6) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Commercial Banking net income of $147 million in the first quarter of 2015 increased $6 million, or 4%, from $141 million in the first quarter of 2014, as the benefit of a $13 million increase in total revenue and a $16 million decrease in provision for credit losses was partially offset by a $20 million increase in noninterest expense.
Net interest income of $276 million in the first quarter of 2015 increased $20 million, or 8%, from $256 million in the first quarter of 2014, reflecting the benefit of a $3.7 billion increase in average loans and leases.
Noninterest income of $100 million in the first quarter of 2015 decreased $7 million, or 7%, from $107 million in the first quarter of 2014, as strength in capital markets fees were more than offset by a decline in leasing income from unusually high first quarter 2014 levels as well as lower interest rate products fees.
Noninterest expense of $173 million in the first quarter of 2015 increased $20 million, or 13%, from $153 million in the first quarter of 2014, reflecting increased salary and benefits costs, and insurance and tax expense.
Provision for credit losses of $21 million in the first quarter of 2015 decreased $16 million from a $5 million release in the first quarter of 2014, reflecting higher recoveries on prior period charge-offs, due primarily to one $15 million recovery.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended March 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$27	$15	$12	80%
Noninterest income	28	32	(4)	(13)
Total revenue	55	47	8	17
Noninterest expense	41	19	22	116
Profit before provision for credit losses	14	28	(14)	(50)
Provision for credit losses	16	56	(40)	(71)
Loss before income tax benefit	(2)	(28)	26	93
Income tax benefit	(3)	(21)	18	86
Net income (loss)	$1	($7)	$8	114
Loans and leases and loans held for sale (period-end)	$3,696	$4,561	($865)	(19)
Average Balances:
Total assets	$40,117	$39,339	$778	2
Loans and leases and loans held for sale	3,784	4,620	(836)	(18)
Deposits and deposits held for sale	6,195	3,387	2,808	83
Interest-earning assets	30,704	29,604	1,100	4%
Other recorded net income of $1 million in the first quarter of 2015 compared with a net loss of $7 million in the first quarter of 2014. Net interest income in the first quarter of 2015 increased $12 million to $27 million compared to $15 million in the first quarter of 2014. The increase was driven by an increase in residual net interest income related to funds transfer pricing, a reduction in interest rate swap costs, and the benefit of a $1.9 billion increase in average investment securities, partially offset by higher wholesale funding costs and a $729 million decrease in average non-core loan balances.
Noninterest income in the first quarter of 2015 decreased $4 million driven by a $17 million reduction in securities gains partially offset by an accounting change for low-income housing investments, which are now included in income tax expense.
Noninterest expense in the first quarter of 2015 of $41 million increased $22 million from the first quarter of 2014 largely reflecting higher restructuring charges and special items, and higher employee incentive costs.
The provision for credit losses within Other mainly represents the residual change in the consolidated allowance for credit losses after attributing the respective net charge-offs to the Consumer Banking and Commercial Banking segments. It also includes net charge-offs related to the non-core portfolio. The provision for credit losses in the first quarter of 2015 decreased $40 million to $16 million compared to $56 million in the first quarter of 2014, reflecting continued improvement in credit quality and a decrease in non-core net charge-offs of $11 million compared to $22 million in the first quarter of 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio. As of March 31, 2015, changes in these factors led to an increase of $4 million in the allowance for credit losses compared with an increase of $34 million in the first quarter of 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — March 31, 2015 Compared with December 31, 2014
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

(dollars in millions)	March 31, 2015	December 31, 2014	Change	Percent
Commercial	$32,249	$31,431	$818	3%
Commercial real estate	7,863	7,809	54	1
Leases	3,870	3,986	(116)	(3)
Total commercial	43,982	43,226	756	2
Residential mortgages	11,808	11,832	(24)	—
Home equity loans	3,212	3,424	(212)	(6)
Home equity lines of credit	15,127	15,423	(296)	(2)
Home equity loans serviced by others (1)	1,192	1,228	(36)	(3)
Home equity lines of credit serviced by others (1)	544	550	(6)	(1)
Automobile	13,179	12,706	473	4
Student	2,852	2,256	596	26
Credit cards	1,588	1,693	(105)	(6)
Other retail	1,010	1,072	(62)	(6)
Total retail	50,512	50,184	328	1
Total loans and leases (2) (3)	$94,494	$93,410	$1,084	1%

(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $376 million and $281 million as of March 31, 2015 and December 31, 2014, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $18.0 billion and $17.9 billion at March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015, our loans and leases portfolio increased $1.1 billion, or 1%, to $94.5 billion compared to $93.4 billion as of December 31, 2014, reflecting growth in both retail and commercial. Total commercial loans and leases of $44.0 billion grew $756 million, or 2%, from $43.2 billion as of December 31, 2014 reflecting commercial loan growth of $818 million and modest growth in commercial real estate offset by lower lease outstandings. Total retail loans of $50.5 billion increased $328 million, or 1%, from $50.2 billion as of December 31, 2014, driven by a $596 million, or 26%, increase in student loans and a $473 million, or 4%, increase in auto, partially offset by decreases in residential mortgage and home equity outstandings.

The effect of first quarter 2015 loan purchases and sales, net of runoff of previously purchased loans, increased period-end loans by $151 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	March 31, 2015	December 31, 2014	(Date of Designation) June 30, 2009	Change from 2015-2014	Change from 2015-2009
Commercial	$55	$68	$1,900	(19%)	(97%)
Commercial real estate	192	216	3,412	(11)	(94)
Total commercial	247	284	5,312	(13)	(95)
Residential mortgages	347	365	1,467	(5)	(76)
Home equity loans	84	118	384	(29)	(78)
Home equity lines of credit	86	121	231	(29)	(63)
Home equity loans serviced by others (1)	1,192	1,228	4,591	(3)	(74)
Home equity lines of credit serviced by others (1)	544	550	1,589	(1)	(66)
Automobile	—	—	769	—	(100)
Student	361	369	1,495	(2)	(76)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	2,614	2,751	14,789	(5)	(82)
Total non-core loans	2,861	3,035	20,101	(6)	(86)
Other assets	65	65	378	—	(83)
Total non-core assets	$2,926	$3,100	$20,479	(6%)	(86%)
(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and March 31, 2015, the portfolio has decreased $17.6 billion, including principal repayments of $9.6 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion.

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

Non-core assets totaled $2.9 billion as of March 31, 2015, down 6% from December 31, 2014 driven by principal repayments of $163 million. Commercial non-core loan balances declined 13% compared to December 31, 2014, ending at $247 million compared to $284 million at December 31, 2014. Retail non-core loan balances of $2.6 billion decreased 5%, or $137 million, compared to December 31, 2014.

The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $1.0 billion and $1.1 billion as of March 31, 2015 and December 31, 2014, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.7 billion as of March 31, 2015, compared to $1.8 billion as of December 31, 2014. The SBO portfolio represented 5% of the retail real estate secured portfolio and 3% of the overall retail loan portfolio as of March 31, 2015.

    The credit profile of the SBO portfolio was significantly weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 718 and CLTV of 90.4% as of March 31, 2015. The proportion of the portfolio in a second lien (subordinated) position was 95% with 72% of the portfolio in out-of-footprint geographies including 28% in California, Nevada, Arizona and Florida.
SBO credit performance continued to improve in 2015 driven by continued portfolio liquidation (the weakest performing loans have already been charged off), more effective account servicing and collection strategies, and improvements in the real

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

estate market. SBO portfolio charge-offs of $7 million, or 1.5% annualized, as of March 31, 2015 improved from 2.1%, for the full year 2014.
Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an ALLL and a reserve for unfunded lending commitments. This allowance is created through charges to income, or provision for credit losses, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

The allowance for credit losses totaled $1.3 billion at March 31, 2015 and December 31, 2014. Our allowance for loan and lease losses was 1.3% of total loans and leases and 106% of nonperforming loans and leases as of March 31, 2015 compared with 1.3% and 109% as of December 31, 2014. The total loan portfolio credit performance continued to improve across most credit measures in the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2015 of $54 million decreased 38% compared to $87 million for the three months ended March 31, 2014, primarily driven by a large recovery in commercial real estate and lower net charge-offs in the residential mortgage and home equity products portfolios. The portfolio annualized net charge-off rate declined to 0.23% for the three months ended March 31, 2015 from 0.41% for the three months ended March 31, 2014. The delinquency rate improved to 1.4% as of March 31, 2015 from 1.5% at December 31, 2014. Nonperforming loans and leases totaled $1.1 billion, or 1.2%, of the total portfolio as of March 31, 2015 and December 31, 2014. At March 31, 2015, $746 million of nonperforming loans and leases had been designated as impaired and had no specific allowance because they had been written down to the fair value of their collateral. These loans included $669 million of retail loans and $77 million of commercial loans.

Commercial Loan Asset Quality

Our commercial loan portfolio consists of traditional commercial and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint where our local delivery model provides for strong client connectivity. However, we also do business in certain specialized industry sectors on a national basis.

For commercial loans and leases, we use regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness that indicates an increased probability of future loss. See Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report.
During the three months ended March 31, 2015, the quality of the commercial loan portfolio remained steady. As of March 31, 2015, total criticized loans remained flat on a percentage basis but increased slightly on an absolute basis ending at 4.5%, or $2.0 billion, of the commercial loan portfolio compared to 4.5%, or $1.9 billion, at December 31, 2014. Commercial real estate criticized balances decreased to 4.0%, or $316 million, of the commercial real estate portfolio compared to 5.8%, or $455 million, as of December 31, 2014. Commercial real estate accounted for 15.8% of the criticized loans as of March 31, 2015, compared to 23.6% as of December 31, 2014.

Nonperforming balances and charge-offs improved and as of March 31, 2015, nonperforming commercial balances decreased $6 million, or 3.7%, to $158 million, compared to $164 million as of December 31, 2014, with a 20% decline in commercial real estate nonperforming loans over the same period. As of March 31, 2015 and December 31, 2014, nonperforming commercial loans stood at 0.4% of the commercial loan portfolio. Net charge-offs in our commercial loan portfolio for the three months ended March 31, 2015 reflected a net recovery of $22 million compared to a net charge-off of $15 million for the three months ended December 31, 2014. See “—Key Factors Affecting Our Business — Credit Trends” for further details.

Retail Loan Asset Quality

For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains predominantly focused on lending across the New England, Mid-Atlantic and Midwest regions,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

with continued geographic expansion outside the footprint with the auto finance and student lending portfolios. Originations within the footprint are primarily initiated through the branch network, whereas out-of-footprint lending is driven by indirect auto loans in dealer networks and through purchase agreements, and student loans via our online platform.
The credit composition of our retail loan portfolio at March 31, 2015 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 754, in line with December 31, 2014. Our real estate CLTV ratio is calculated as the mortgage and 2nd lien loan amount divided by the appraised value of the property and was 64.7% as of March 31, 2015 compared to 65.4% as of December 31, 2014. Excluding the SBO portfolio, the real estate combined loan-to-value was 63.1% as of March 31, 2015 compared to 63.8% as of December 31, 2014. Asset quality remains stable with a net charge-off rate (core and non-core) of 0.61% for the three months ended March 31, 2015, essentially flat from the three months ended December 31, 2014 and a decrease of 23 basis points from the three months ended March 31, 2014.

Nonperforming retail loans as a percentage of total retail loans were 1.9% as of March 31, 2015 which increased 7 basis points from December 31, 2014. Retail nonaccrual loans of $972 million at March 31, 2015 increased $42 million from $930 million at December 31, 2014 driven by increases in home equity, student, and automobile portfolios, largely reflecting expected portfolio seasoning and growth, and enhancements to our accrual designation procedures (such as the use of tools to determine delinquencies of first lien mortgages where we hold the 2nd lien).

Special Topics-HELOC Payment Shock

For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”

Troubled Debt Restructuring

TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of March 31, 2015, we had $1.2 billion classified as retail TDRs which was flat to December 31, 2014 at $1.2 billion. In the retail TDR population, $419 million were in nonaccrual status of which 54.1% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
The table below presents our retail TDRs in delinquent status:

	March 31, 2015
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$329	$45	$71	$445
Home equity loans	211	25	37	273
Home equity lines of credit	131	9	17	157
Home equity loans serviced by others (1)	79	4	5	88
Home equity lines of credit serviced by others (1)	9	1	1	11
Automobile	11	1	—	12
Student	158	7	1	166
Credit cards	28	2	1	31
Other retail	18	1	—	19
Total	$974	$95	$133	$1,202
(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

The table below presents the accrual status of our retail TDRs:

	March 31, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$285	$160	$445
Home equity loans	171	102	273
Home equity lines of credit	63	94	157
Home equity loans serviced by others (1)	61	27	88
Home equity lines of credit serviced by others (1)	3	8	11
Automobile	3	9	12
Student	149	17	166
Credit cards	30	1	31
Other retail	18	1	19
Total	$783	$419	$1,202

(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. The following table presents our available for sale and held to maturity portfolios:

	March 31, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury	$15	$15	$15	$15	$—	—%
State and political subdivisions	10	10	10	10	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,999	18,356	17,683	17,934	422	2
Other/non-agency	667	640	703	672	(32)	(5)
Total mortgage-backed securities	18,666	18,996	18,386	18,606	390	2
Total debt securities	18,691	19,021	18,411	18,631	390	2
Marketable equity securities	7	8	10	13	(5)	(38)
Other equity securities	12	12	12	12	—	—
Total equity securities	19	20	22	25	(5)	(20)
Total securities available for sale	$18,710	$19,041	$18,433	$18,656	$385	2
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,799	$3,847	$3,728	$3,719	$128	3
Other/non-agency	1,379	1,434	1,420	1,474	(40)	(3)
Total securities held to maturity	$5,178	$5,281	$5,148	$5,193	$88	2
Total securities available for sale and held to maturity	$23,888	$24,322	$23,581	$23,849	$473	2%

As of March 31, 2015, the fair value of the securities portfolio increased by $473 million, or 2%, to $24.3 billion, compared to $23.8 billion as of December 31, 2014, reflecting the investment of funds as deposit increases outpaced loan growth, and our decision to continue to increase interest-earning assets to a level more consistent with our capital levels. As of March 31, 2015, the portfolio had a weighted-average duration of 3.1 years compared with 3.5 years as of December 31, 2014.
The securities portfolio included high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. U.S. Government guaranteed notes and government sponsored entity issued mortgage-backed securities represented the vast majority of the securities portfolio holdings. The portfolio composition has also been dominated by holdings backed by mortgages so that they can be pledged to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I, Item 1 — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2014.
Securities portfolio income of $148 million for the three months ended March 31, 2015, increased $7 million, or 5%, from $141 million for the three months ended March 31, 2014, and reflected a yield of 2.47% compared with 2.51% for the three months ended March 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits

The table below represents the major components of our deposits:

(dollars in millions)	March 31, 2015	December 31, 2014	Change	Percent
Demand	$26,670	$26,086	$584	2%
Checking with interest	16,738	16,394	344	2
Regular savings	8,398	7,824	574	7
Money market accounts	34,543	33,345	1,198	4
Term deposits	12,641	12,058	583	5
Total deposits	$98,990	$95,707	$3,283	3%

Total deposits as of March 31, 2015, increased $3.3 billion, or 3%, to $99.0 billion compared to $95.7 billion as of December 31, 2014. All categories of deposits increased, led by money market accounts which increased by $1.2 billion, or 4%.

Borrowed Funds
The tables below present our borrowed funds.

The following is a summary of our short-term borrowed funds:

(dollars in millions)	March 31, 2015	December 31, 2014	Change	Percent
Federal funds purchased	$—	$574	($574)	(100%)
Securities sold under agreements to repurchase	4,421	3,702	719	19
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	6,253	751	12
Total short-term borrowed funds	$11,425	$10,529	$896	9%

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014	For the Three Months Ended March 31, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.14%	0.10%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.26	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	4,950
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$4,607	$5,699	$5,707
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,969	5,640	3,636
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.18%	0.12%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.25	0.27

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a summary of our long-term borrowed funds:

(in millions)	March 31, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2)	750	750
2.450% senior unsecured notes, due 2019 (2) (3)	755	746
Federal Home Loan advances due through 2033	20	772
Other	29	24
Total long-term borrowed funds	$3,904	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
(2) These securities were offered under Citizens Bank, N.A.’s Global Bank Note Program dated December 1, 2014.
(3) $750 million principal balance of unsecured notes presented net of $5 million hedge of interest rate risk on medium term debt using interest rate swaps. See Note 12 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Short-Term Borrowed Funds
Short-term borrowed funds of $11.4 billion as of March 31, 2015, increased $896 million from $10.5 billion as of December 31, 2014 primarily driven by long-term FHLB advances that have a remaining maturity of less than one year at the end of March.
As of March 31, 2015, our total contingent liquidity was $21.9 billion, consisting of net cash at the Federal Reserve (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) of $4.0 billion, unencumbered high-quality securities totaling $14.0 billion and unused FHLB capacity of approximately $3.9 billion. Additionally, unencumbered loans pledged at the Federal Reserve Banks of $7.9 billion, created total available liquidity of approximately $29.9 billion.
Long-Term Borrowed Funds
Long-term borrowed funds of $3.9 billion as of March 31, 2015 decreased $738 million from $4.6 billion as of December 31, 2014 primarily driven by FHLB advance with an original maturity date of greater than one year falling out of the long-term category this quarter.

Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits or issue senior notes. We have been able to meet our funding needs for the medium term with deposits and collateralized borrowed funds.

Derivatives
We use derivatives to manage interest-rate risk which are grouped into three categories according to hedged item and strategy.
We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets. Notional balances totaled $2.8 billion as of March 31, 2015, compared with $1.0 billion as of December 31, 2014, as we added $1.8 billion of new forward-starting swaps in the first quarter 2015 to rebalance our interest profile. Pay-fixed rates on the swaps ranged from 2.03% to 4.30% as of March 31, 2015, compared to 4.18% to 4.30% as of December 31, 2014. We received the daily Federal Funds

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

effective rate on the legacy $1.0 billion notional. The hedges that were added in the first quarter 2015 are forward starting and begin accruing interest in 2017, at which point we will receive one-month LIBOR and pay an average fixed rate of 2.07%.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. At March 31, 2015 and December 31, 2014, the notional amount of receive-fixed swap hedges of floating-rate loans totaled $4.0 billion, and the fixed-rate range was 1.78% to 2.04%, and we paid one-month LIBOR on these swaps.
In December 2014, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our five-year medium term fixed-rate debt issued in December 2014. This agreement converts the 2.45% fixed-rate debt coupon to three-month LIBOR plus 79 basis points. We receive a fixed rate of 1.66% on the swap agreement and pay three-month LIBOR.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
At March 31, 2015, the overall derivative asset value increased $113 million and the liability balance increased by $4 million from December 31, 2014, primarily due to decreased fixed interest rates at March 31, 2015 compared to December 31, 2014 and increased notional balances for the same period.
The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 12 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

	March 31, 2015			December 31, 2014			Changes in Net Assets/ Liabilities
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,500	$89	$55	$5,750	$24	$99	(145%)
Derivatives not designated as hedging instruments:
Interest rate swaps	32,632	655	569	31,848	589	501	(2)
Foreign exchange contracts	8,046	253	247	8,359	170	164	—
Other contracts	1,144	9	9	730	7	9	(100)
Total derivatives not designated as hedging instruments		917	825		766	674	—
Gross derivative fair values		1,006	880		790	773	641
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(264)	(264)		(161)	(161)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$742	$616		$629	$612

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
(3) We also offset assets and liabilities associated with repurchase agreements on our Consolidated Balance Sheets. See Note 2, “Securities,” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Capital
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRBG. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator.
Under the Basel I capital framework in effect for us at December 31, 2014, the FRBG required us to maintain minimum levels with respect to our tier 1 capital, total capital and tier 1 leverage ratios. The minimum standards for the tier 1 capital ratio (the ratio of our tier 1 capital to total risk-weighted assets) and the total capital ratio (the ratio of our total capital, which is the sum of our tier 1 and tier 2 capital, as defined by FRBG regulation, to total risk-weighted assets) were 4.0% and 8.0%, respectively. The minimum tier 1 leverage ratio (the ratio of a banking organization’s tier 1 capital to total adjusted quarterly average total assets, as defined for regulatory purposes) was 4.0%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On January 1, 2015, we became subject to the FRBG’s Basel III capital framework. Basel III formally established a CET1 capital ratio and changed the calculation of tier 1 and total capital ratios. Basel III also introduced new minimum capital ratios and buffer requirements, revised minimum requirements for all ratios, changed the permissible components of regulatory capital, expanded and modified the risk-sensitive calculation of risk-weighted assets for both credit and market risk and introduced a standardized approach for the calculation of risk-weighted assets. Certain aspects of these rule changes will phase in through 2018. Under Basel III, the fully phased-in minimum standards for the CET1 ratio, the tier 1 capital ratio and the total capital ratio, including the capital conservation buffer that phases in for us during 2016 through 2018, are 7.0%, 8.5% and 10.5%, respectively. The minimum tier 1 leverage ratio applicable to us is 4.0%. For further discussion of the capital rules to which we are subject, see “Regulation and Supervision” in Part I, Item 1 — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The table below presents our actual regulatory capital ratios as of March 31, 2015 under Basel III Transitional rules and as of December 31, 2014 under Basel I rules. In addition, the table includes pro forma Basel III ratios as of March 31, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIC Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of March 31, 2015
Common equity tier 1 capital	$13,360	12.2%	4.5%	6.5%	12.1%	7.0%	6.5%
Tier 1 capital	13,360	12.2	6.0	8.0	12.1	8.5	8.0
Total capital	16,969	15.5	8.0	10.0	15.4	10.5	10.0
Tier 1 leverage	13,360	10.5	4.0	5.0	10.5	4.0	5.0
Basel I as of December 31, 2014
Tier 1 common equity	$13,173	12.4%	Not Applicable	Not Applicable
Tier 1 capital	13,173	12.4	4.0%	6.0%
Total capital	16,781	15.8	8.0	10.0
Tier 1 leverage	13,173	10.6	4.0	5.0
Common equity tier 1 capital	Not Applicable	Not Applicable	Not Applicable	Not Applicable
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “-Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured as defined under the Basel I — 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development country risk code and maturity, among others. Under the Standardized approach, no distinction is made for variations in credit quality for corporate exposures and the economic benefit of collateral is restricted to a limited list of eligible securities and cash. Some key differences between the Standardized and Advanced approaches are that the Advanced approaches include a measure of operational risk and a credit valuation adjustment capital charge in credit risk and rely on internal analytical models to measure credit risk-weighted assets. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 12.1% at March 31, 2015. As of March 31, 2015, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.4 billion and total risk-weighted assets would be $110.0 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions. For a reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital and risk-weighted assets, see the following table.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	March 31, 2015
Common equity tier 1 capital	$13,360
Impact of intangibles at 100%	(3)
Fully phased-in common equity tier 1 capital(1)	$13,357

Total capital	$16,969
Impact of intangibles at 100%	(3)
Fully phased in common total capital(1)	$16,966

Risk-weighted assets	$109,786
Impact of intangibles - 100% capital deduction	(3)
Impact of mortgage servicing assets at 250% risk weight	245
Fully phased-in risk-weighted assets(1)	$110,028

Common equity tier 1 ratio	12.2%
Fully phased-in common equity tier 1 ratio(1)	12.1
Total capital ratio	15.5
Fully phased-in total capital ratio(1)	15.4
(1) These are non-GAAP financial measures.
Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information evidencing our transition from Basel I as of December 31, 2014 to Basel III Standardized as of March 31, 2015:

					FDIC Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of March 31, 2015
Common equity tier 1 capital	$13,360	12.2%	$4,940	4.5%	$7,136	6.5%
Tier 1 capital	13,360	12.2	6,587	6.0	8,783	8.0
Total capital	16,969	15.5	8,783	8.0	10,979	10.0
Tier 1 leverage	13,360	10.5	5,087	4.0	6,358	5.0
Risk-weighted assets	109,786
Quarterly adjusted average assets	127,166
Basel I as of December 31, 2014
Tier 1 capital	$13,173	12.4%	$4,239	4.0%	$6,358	6.0%
Total capital	16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 leverage	13,173	10.6	4,982	4.0	6,227	5.0
Risk-weighted assets	105,964
Quarterly adjusted average assets	124,539
CET1 capital under Basel III Standardized Transitional rules was $13.4 billion at March 31, 2015, an increase of $187 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the three months ended March 31, 2015, net of dividends paid to common shareholders. At March 31, 2015, there was no additional tier 1 capital. Total capital was $17.0 billion at March 31, 2015, an increase of $188 million primarily driven by the increase in CET1 capital.
On January 1, 2015, we began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.7 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitizations, off-balance sheet commitments with original maturity one year or less, past due and non-accruals exposures and the removal of the cap on OTC derivatives.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2015 were $109.8 billion, an increase of $3.8 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, consumer auto and student loan exposures.
As of March 31, 2015, the tier 1 leverage ratio decreased approximately 7 basis points, largely driven by an increase in adjusted quarterly average total assets of $2.6 billion, which drove a 22 basis point decline in the ratio. In addition, the increase in CET1 capital that was previously noted added 15 basis points to the ratio.
The following table presents our capital composition under the Basel III capital framework in effect for us at March 31, 2015 and under the Basel I capital framework in effect for us at December 31, 2014:

	Transitional Basel III	Basel I
(dollars in millions)	March 31, 2015	December 31, 2014
Total common stockholders’ equity	$19,564	$19,268
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(141)	(74)
Derivatives	6	69
Unamortized net periodic benefit costs	375	377
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	434	420
Other intangible assets	(2)	(6)

Disallowed mortgage servicing	—	(5)
Total Common Equity Tier 1	13,360	13,173

Total Tier 1 Capital	13,360	13,173

Qualifying long-term debt securities as tier 2	2,350	2,350
Allowance for loan and lease losses	1,202	1,195
Allowance for credit losses for off-balance sheet exposure	56	61
Unrealized gains on equity securities	1	2
Total capital	$16,969	$16,781
(1) As a Basel III Standardized approach institution, we selected the one-time election to opt out of the requirements to include all the components of AOCI.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies and also considering the possible impacts of approved and proposed regulatory changes that will or may apply to future periods. Key analytical frameworks, which enable the comprehensive assessment of capital adequacy versus unexpected loss, supplement our base case forecast. These supplemental frameworks include integrated stress testing, as well as an internal capital adequacy requirement that builds on internally assessed economic capital requirements. A robust governance framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the FRBG and other bank regulators. We prepare these plans in full compliance with the FRBG’s Capital Plan Rule and we participate annually in the FRBG’s extensive CCAR review process. In addition to the stress test requirements under CCAR, we also participate in semiannual stress tests required by the Dodd-Frank Act.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In March 2015, the FRBG assessed our current capital plan in response to the CCAR process and raised no objection to the plan. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which we may declare dividends and repurchase shares of our common stock between March 31, 2015 and June 30, 2016 are now governed by our 2015 capital plan, subject to actual financial performance and ongoing compliance with internal governance and all other regulatory requirements.
Capital Transactions
Beginning with 2013, our annual capital plans have included special transactions intended to optimize the level and mix of our regulatory capital to better align with the capital profiles of our peers. From the second quarter of 2013 through the fourth quarter of 2014, these special transactions reduced common equity by $2.0 billion and increased tier 2 subordinated debt by $2.0 billion, with no impact on either the level of total regulatory capital or the total capital ratio. We anticipate that our strategy of capital optimization will continue, and we executed our most recent optimization transactions early in the second quarter of 2015.
On April 6, 2015, we issued 250,000 shares 5.500% fixed-to-floating non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, aggregating to $250 million. On April 7, 2015, we repurchased 10,473,397 of our common equity from RBS at a price of $23.87 per share, aggregating to $250 million. This transaction reduced common equity by $250 million and, on a pro forma basis, would reduce the CET1 ratio by approximately 23 basis points as of March 31, 2015. These transactions, by themselves, will be generally neutral to all other regulatory ratios. Subject to regulatory approval and market conditions, we intend to purchase an additional $250 million to $500 million of our shares of common stock in 2015 and 2016, which may include purchases from RBS, and we may continue to pair these repurchases with issuances of subordinated debt or senior debt.
Our single capital action executed during the first quarter of 2015 was the payment of common dividends aggregating $54.6 million ($0.10 per share).
At March 31, 2015, all regulatory ratios remain well above their respective fully phased-in Basel III minimum, which includes the capital conservation buffer for the capital ratios. Regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under the Basel I as of December 31, 2014 and Basel III Standardized Transitional rules as of March 31, 2015:

	Transitional Basel III		Basel I
	March 31, 2015		December 31, 2014
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital	$10,505	12.0%
Tier 1 capital	10,505	12.0	$10,406	12.2%
Total capital	12,704	14.5	12,584	14.8
Tier 1 leverage	10,505	10.8	10,406	10.9
Citizens Bank of Pennsylvania
Common equity tier 1 capital	$2,984	13.3%
Tier 1 capital	2,984	13.3	$2,967	14.1%
Total capital	3,513	15.7	3,494	16.6
Tier 1 leverage	2,984	9.3	2,967	9.5
CBNA CET1 capital under Basel III Standardized Transitional rules was $10.5 billion at March 31, 2015, an increase of $99 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the three months ended March 31, 2015, net of dividends paid to common shareholders. At March 31, 2015, there was no additional tier 1 capital. Total capital was $12.7 billion at March 31, 2015, an increase of $120 million primarily driven by the increase in CET1 capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On January 1, 2015, CBNA began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.0 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitizations, commercial past due and non accruals, off-balance sheet commitments with an original maturity one year or less and the removal of the cap on OTC derivatives.
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2015 were $87.7 billion, an increase of $2.4 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student and consumer auto loan exposures. These increases were partially offset by runoff in home lending exposures.
As of March 31, 2015, the CBNA tier 1 leverage ratio decreased approximately 12 basis points, driven by an increase in adjusted quarterly average total assets of $2.0 billion resulting in a 23 basis point decline in the ratio, partially offset by a 10 basis point increase for higher CET1 capital discussed earlier.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.0 billion at March 31, 2015, an increase of $18 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the three months ended March 31, 2015, net of dividends paid to common shareholders. At March 31, 2015, there was no additional tier 1 capital. Total capital was $3.5 billion at March 31, 2015, an increase of $20 million primarily driven by the increase in CET1 capital.
On January 1, 2015, CBPA began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $705 million increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for off-balance sheet commitments with an original maturity one year or less, securitizations and the removal of the cap on OTC derivatives.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2015 were $22.4 billion, an increase of $1.3 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student loans and purchased loan exposures.
As of March 31, 2015, the CBPA tier 1 leverage ratio decreased approximately 17 basis points, driven by an increase in adjusted quarterly average total assets of $751 million resulting in a 22 basis point decline in the ratio, partially offset by a 6 basis point increase resulting from higher CET1 capital discussed earlier.
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
     Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of March 31, 2015, we held cash and cash equivalents of approximately $396 million. This should be viewed as a liquidity reserve.
Our liquidity risk is low for four reasons. First, we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding. Second, we have no outstanding senior debt at the CFG level. Third, the capital structures of our banking subsidiaries are similar to our capital structure. As of March 31, 2015, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.4%. Fourth, our other cash flow requirements, such as operating expenses, are relatively small.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Contingent liquidity risk is the risk that market conditions may reduce an entity’s ability to liquidate, pledge and/or finance certain assets and thereby substantially reduce the liquidity value of such assets. Drivers of contingent liquidity risk include general market disruptions as well as specific issues regarding the credit quality and/or valuation of a security or loan, issuer or borrower and/or asset class.
Funding liquidity risk is the risk that market conditions and/or entity-specific events may reduce an entity’s ability to raise funds from depositors and/or wholesale market counterparties. Drivers of funding liquidity risk may be idiosyncratic or systemic, reflecting impediments to operations and/or undermining of market confidence.
Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity at both CBNA and CBPA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRBG to act as lender of last resort in systemic stress. Given the quality of our unencumbered securities, the positive track record of the FHLBs in stress and the commitment of the FRBG to continue as lender of last resort in systemic stress scenarios, we view contingent liquidity risk at our banking subsidiaries, both CBNA and CBPA, to be relatively modest, given the size and configuration of their respective balance sheets.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2015
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Citizens Bank, N.A.:
Long-term issuer	A3	A-	BBB+
Short-term issuer	P-2	A-2	F2
Citizens Bank of Pennsylvania:
Long-term issuer	A3	A-	BBB+
Short-term issuer	P-2	A-2	F2
NR = Not rated
April 6, 2015, the Company issued $250 million, or 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. See “—Recent Events,” and Note 9 “Stockholders’ Equity” and Notes 23 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report. The Preferred Stock was rated BB+ by Standard and Poor’s and was rated BB- by Fitch.
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At March 31, 2015, the majority of wholesale funding consisted of secured borrowings using high-quality liquid securities sold under agreements to repurchase (repurchase agreements) and FHLB advances secured primarily by high-quality residential loan collateral. Our dependence on short-term, unsecured and credit-sensitive funding continues to be relatively low.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRBG evaluates our liquidity as part of the supervisory process, and the Federal Reserve Board recently issued regulations that will require us to conduct regular liquidity stress testing over various time horizons and to maintain a buffer of highly liquid assets sufficient to cover expected net cash outflows and projected loss or impairment of funding sources for a short-term liquidity stress scenario. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that begins on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we are required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We were compliant with the LCR as of March 31, 2015, and we expect to be fully compliant with the LCR as of the required implementation date of January 2016.
The NSFR was developed to provide a sustainable maturity structure of assets and liabilities and has a time horizon of one year. The Basel Committee contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018; however, the U.S. federal banking regulators have not yet published a proposed rule to implement the NSFR in the United States.
We continue to review these liquidity requirements, and to develop implementation plans and liquidity strategies. We expect to be fully compliant with the final rules on or prior to the applicable effective date.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2015:

•	Core deposits continued to be our primary source of funding and our consolidated quarter-end loan-to-deposit ratio was 95.8% and includes loans and deposits held for sale;

•
Short-term unsecured wholesale funding was relatively low, at $1.0 billion, substantially offset by our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) of $4.0 billion;

•
Contingent liquidity remained robust at $21.9 billion; net overnight position (defined above), totaled $4.0 billion; unencumbered liquid securities totaled $14.0 billion; and available FHLB capacity primarily secured by mortgage loans totaled $3.9 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $7.9 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

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
Further, certain of these metrics are monitored for each of us, our banking subsidiaries, and for our consolidated enterprise on a daily basis, including net overnight position, unencumbered securities, internal liquidity, available FHLB borrowing capacity and total contingent liquidity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $98 million in the first quarter 2015, reflecting an increase in other assets compared to the first quarter 2014. Net cash used by investing activities was $1.7 billion, primarily reflecting net securities available for sale portfolio purchases of $2.2 billion and a net increase in loans and leases of $1.2 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.0 billion. Cash provided by financing activities was $3.4 billion, driven by a net increase in deposits of $3.3 billion. These activities represented a cumulative increase in cash and cash equivalents of $1.7 billion, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $5.0 billion as of March 31, 2015.
In the first quarter 2014, our operating activities contributed $700 million in net cash, reflecting a decrease in other assets which added $280 million. Net cash used by investing activities was $5.0 billion, primarily reflecting net securities available for sale portfolio purchases of $3.7 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $1.4 billion. Additionally, held to maturity securities portfolio purchases of $1.2 billion occurred during the period. Cash contributed by financing activities was $4.4 billion, including a net increase in deposits of $470 million, and $4.0 billion in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowed funds. These activities represented a cumulative increase in cash and cash equivalents of $95 million, which, when added to cash and cash equivalents of $2.8 billion at the beginning of the period, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of March 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Commitments

The following table presents our outstanding off-balance sheet commitments. See Note 13 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report:

(dollars in millions)	March 31, 2015	December 31, 2014	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$55,224	$55,899	($675)	(1%)
Financial standby letters of credit	2,292	2,315	(23)	(1)
Performance letters of credit	60	65	(5)	(8)
Commercial letters of credit	58	75	(17)	(23)
Marketing rights	51	51	—	—
Risk participation agreements	26	19	7	37
Residential mortgage loans sold with recourse	10	11	(1)	(9)
Total	$57,721	$58,435	($714)	(1%)

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
See Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion of our significant accounting policies.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For home equity lines and loans, a number of factors impact the PD. Specifically, the borrower’s current FICO score, the utilization rate, delinquency statistics, borrower income, current CLTV ratio and months on books are all used to assess the borrower’s creditworthiness. Similarly, the loss severity is also impacted by various factors, including the utilization rate, the CLTV ratio, the lien position, the Housing Price Index change for the location (as measured by the Case-Shiller index), months on books and current loan balance.
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
In addition, the first lien exposure is combined with the second lien exposure to generate a CLTV. The CLTV is a more accurate reflection of the leverage of the borrower against the property value, as compared to the LTV from just the junior lien(s). The CLTV is used for modeling both the junior lien PD and LGD. This also impacts the Allowance for Loan Loss rates for the junior lien HELOCs.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding the allowance for loan and lease losses and reserve for unfunded lending commitments, see Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS

Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans and goodwill.
For additional information regarding our fair value measurements, see Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, and Note 2 “Securities,” Note 7 “Mortgage Banking,” and Note 12 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding our goodwill impairment testing, see Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 6 “Goodwill” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

For additional information regarding income taxes, see Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 11 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

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

Chief Risk Officer
The CRO directs our overall risk management function overseeing the compliance, regulatory, operational and credit risk management. In addition, the CRO has oversight of the management of market, liquidity and strategic risks. The CRO reports to our CEO and Board Risk Committee.
Risk Framework
Our risk management framework is embedded in our business through a “Three Lines of Defense” model which defines responsibilities and accountabilities.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the CCO who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The CCO and his team also have responsibility for credit approvals for larger or more risky transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in Consumer Banking, Business Banking and Commercial Banking, as well as the head of Citizens Restructuring Management. Each team under these leaders is comprised of highly experienced credit professionals.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The credit risk team is constantly evaluating current and projected economic conditions, internal credit performance in relation to budget and predefined risk tolerances, and current and expected regulatory guidance to determine the optimal balance of expansion and contraction policies. All policy change proposals receive intense scrutiny and discussion prior to approval and implementation. This process ensures decisions are made based on profit based analytics with full consideration to operational and regulatory risks.
On the commercial banking side of credit risk, the structure is broken into C&I loans and leases and CRE. Within C&I there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, technology, mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
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
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry (sector), loan type (asset class), and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our Company footprint, although we will consider lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives. Geographic considerations occur at both the transactional level as well as the product level, as certain specialties operate on a national basis.
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
Apart from Industrials and CRE (which together make up 29% of the commercial utilization as of March 31, 2015), we do not have any major sector concentrations. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

concentration. We have a smaller concentration in CRE than our peer banks based on industry data obtained from SNL Financial. As of December 31, 2014, our CRE outstandings amounted to 11% of total outstanding loans. According to SNL Financial, the corresponding ratio for peer banks was 18%.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	Tolerance Level	March 31, 2015	December 31, 2014
Instantaneous Change in Interest Rates
+200	(10%)	13.9%	13.4%
+100		7.3	7.0
-100		(4.2)	(3.8)
-200	(10)	(4.6)	(4.3)
Gradual Change in Interest Rates
+200		7.2	6.8
+100		3.6	3.5
-100		(2.5)	(2.3)
-200		(3.5)	(3.0)
As part of the routine risk management process, a wide variety of similar analyses are reported for each of the next three rolling years.
As recommended by bank regulators, we also use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity, as a supplement to net interest income simulations. Nevertheless, multi-year net interest income simulation is the main tool for managing structural interest rate risk.
We are asset sensitive and as such are positioned to benefit from an increase in interest rates. The magnitude of this asset-sensitivity has remained relatively stable over the past year and is currently at the higher end of the range.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of March 31, 2015 and December 31, 2014, our mortgage servicing rights had a book value of $163 million and $166 million, respectively, and were carried at the lower of cost or fair value. As of March 31, 2015, and December 31, 2014, the fair value of the mortgage servicing rights was $176 million and $179 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $17 million and $18 million on the asset as of March 31, 2015 and December 31, 2014, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

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
We record interest rate derivatives and foreign exchange contracts as derivative assets and liabilities on our Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the unaudited interim Consolidated Statements of Operations.
Market Risk Governance
Our market risk framework currently leverages RBS technology platform to aggregate, measure and monitor exposure against market risk limits. As part of our separation from RBS, we have entered into a Transitional Services Agreement pursuant to which RBS will continue to provide us with all necessary VaR and other risk measurements required for regulatory reporting related to interest rate derivatives and foreign exchange trading activities, as well as internal market risk reporting and general consultative services related to our market risk framework until the end of the Transitional Services Agreement. During the term of the Transitional Services Agreement, we intend to build out our own market risk organization and framework in order to gradually migrate away from reliance on services provided by RBS. As part of this process, we hired a new head of market risk management to begin building out our stand-alone capabilities with respect to market risk management.
Given the low level of market risk, we have received the support of our U.S. banking regulators for relying on RBS’ market risk technology platform. In managing our market risk, dealing authorities represent a key control in the management of market risk by setting the scope within which the business is permitted to operate. Dealing authorities are established jointly by designated senior business line and senior risk manager, and are reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades, market offset trades and sets of hedges needed to maintain a low risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including a combined VaR for interest rate and foreign exchange rate risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
Market Risk Measurement
We use VaR metrics, complemented with sensitivity analysis, market value and stress testing in measuring market risk. During the term of the Transition Services Agreement, we will continue to leverage RBS market risk measurement models for our foreign exchange and interest rate products, which are described further below, that capture correlation effects and allow for aggregation of market risk across risk types, business lines and legal entities. We measure and monitor market risk for both management and regulatory capital purposes.
Value-at-Risk Overview
    RBS market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates RBS general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). RBS General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended March 31, 2015 and December 31, 2014, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR. We began measuring the high, low, and average Value-at-Risk for interest rate and foreign exchange currency rate risk during the fourth quarter of 2013, in conjunction with incorporating trade-level detail for foreign exchange risk in our market risk measurement models. Prior to that time, VaR for foreign exchange exposure was calculated using a manual process that did not capture potential interest rate risk from any forward transactions.
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

(in millions)	For the Quarter Ended March 31, 2015				For the Quarter Ended December 31, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	1	—	—	—	1	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	1	—	—	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$1	$—	$—	$—	$1	$—
Stressed General VaR	$2	$2	$3	$2	$2	$2	$3	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$2	$3	$2	$2	$2	$3	$1
CFG Market Risk Regulatory Capital	$6				$6
CFG Specific Risk Not Modeled Add-on	6				3
CFG de Minimis Exposure Add-on	6				6
CFG Total Market Risk Regulatory Capital	$18				$15
CFG Market Risk-Weighted Assets	$224				$191

(1) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stress VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 1, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is 10 days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated under its own dynamic window regime as compared to RBS’ static SVaR window. In a dynamic window regime, values of the 10-day, 99% VaR are calculated over all possible 260-day periods that can

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio. We began measuring the high, low, and average SVaR for our combined portfolio during the fourth quarter of 2013 in conjunction with the incorporation of trade-level detail for foreign exchange risk, in our market risk measurement models. Prior to that time, our SVaR measure did not include foreign exchange risk given low levels of materiality.
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
VaR Model Review and Validation
Market risk measurement models used are independently reviewed. RBS models, used under the Transitional Services Agreement, are subject to ongoing and independent review and validation that focuses on the model methodology. Independent review of market risk measurement models is the responsibility of RBS Risk Analytics. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. regulators. For the term of the Transitional Services Agreement, we and RBS expect to utilize the same independently validated VaR model for both management and regulatory reporting purposes. RBS market risk teams, including those providing consultative services to us under the Transitional Services Agreement, will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping. For example, RBS market risk teams also perform regular reviews of key risk factors that are used in the market risk measurement models to produce profit and loss vectors used in the VaR calculations. These internal validations are subject to independent re-validation by Group Risk Analytics and, depending on the results of the impact assessment, notification to the appropriate regulatory authorities for RBS and us may be required.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ending March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014. We continue to utilize a multiplication factor derived from RBS backtesting results, as agreed with our banking regulators.
Daily VaR Backtesting: Sub-portfolio Level Backtesting

CITIZENS FINANCIAL GROUP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Market Risk” section of Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Form 10-K for the year ended December 31, 2014, information required by this item is set forth in Note 13 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2015, the Company issued 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock with a liquidation preference $1,000 per share (the “Preferred Stock”) to Morgan Stanley & Co. LLC, RBS Securities Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. (collectively, the “Initial Purchasers”) for an aggregate offering price of $250 million and net proceeds of $247 million. The Series A Preferred Stock was sold to the Initial Purchasers in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act.

The net proceeds of the offering were used by the Company to fund the repurchase of its common stock from RBS as described in the table below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs
April 7, 2015	10,473,397	$23.87	Not Applicable	Not Applicable

See Note 23 “Subsequent Events” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report for further information.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof*

3.2	Amended and Restated Bylaws of the Registrant as in effect as of the date hereof (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 18, 2015)

4.1	Form of Certificate Representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

10.1
Retirement Agreement dated March 9, 2015 between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form S-1, filed March 23, 2015)†

10.2
Executive Employment Agreement dated March 23, 2015 between the Registrant and Donald H. McCree III (incorporated herein by reference to Exhibit 10.45 of Amendment No. 2 to Registration Statement on Form S-1, filed March 25, 2015)†

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2015.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ronald S. Ohsberg
Name: Ronald S. Ohsberg
Title: Executive Vice President & Controller
(Principal Accounting Officer and Authorized Officer)