Form 10-Q
period 2015-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2015-08-07
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2015

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

There were 527,534,073 shares of Registrant’s common stock ($0.01 par value) outstanding on August 3, 2015.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
ATM	Automatic Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio

CITIZENS FINANCIAL GROUP, INC.

LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OIS	Overnight Index Swap
OTC	Over the Counter
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SBO	Serviced by Others loan portfolio
SVaR	Stress Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$961	$1,171
Interest-bearing cash and due from banks	1,908	2,105
Interest-bearing deposits in banks	186	370
Securities available for sale, at fair value	18,662	18,656
Securities held to maturity (fair value of $5,611 and $5,193, respectively)	5,567	5,148
Other investment securities	866	872
Loans held for sale, at fair value	397	256
Other loans held for sale	300	25
Loans and leases	96,538	93,410
Less: Allowance for loan and lease losses	1,201	1,195
Net loans and leases	95,337	92,215
Derivative assets (related party balances of $36 and $1, respectively)	665	629
Premises and equipment, net	580	595
Bank-owned life insurance	1,543	1,527
Goodwill	6,876	6,876
Due from broker	939	—
Other assets (related party balances of $5 and $7, respectively)	2,464	2,412
TOTAL ASSETS	$137,251	$132,857
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$26,678	$26,086
Interest-bearing (related party balances of $5 and $5, respectively)	73,937	69,621
Total deposits	100,615	95,707
Federal funds purchased and securities sold under agreements to repurchase	3,784	4,276
Other short-term borrowed funds	6,762	6,253
Derivative liabilities (related party balances of $300 and $387, respectively)	556	612
Deferred taxes, net	558	493
Long-term borrowed funds (related party balances of $2,000 and $2,000, respectively)	3,890	4,642
Other liabilities (related party balances of $29 and $30, respectively)	1,500	1,606
TOTAL LIABILITIES	$117,665	$113,589
Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at June 30, 2015, and no shares outstanding at December 31, 2014	$247	$—
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 562,838,179 shares issued and 537,149,717 shares outstanding at June 30, 2015 and 1,000,000,000 shares authorized, 560,262,638 shares issued and 545,884,519 shares outstanding at December 31, 2014	6	6
Additional paid-in capital	18,714	18,676
Retained earnings	1,585	1,294
Treasury Stock, at cost, 25,688,462 and 14,378,119 shares at June 30, 2015 and December 31, 2014, respectively	(607)	(336)
Accumulated other comprehensive loss	(359)	(372)
TOTAL STOCKHOLDERS’ EQUITY	$19,586	$19,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,251	$132,857
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases (related party balances of $17, $18, $35 and $36, respectively)	$790	$751	$1,569	$1,481
Interest and fees on loans held for sale, at fair value	2	1	3	2
Interest and fees on other loans held for sale	4	10	6	22
Investment securities	155	154	314	303
Interest-bearing deposits in banks	1	1	2	2
Total interest income	952	917	1,894	1,810
INTEREST EXPENSE:
Deposits	60	34	112	67
Deposits held for sale	—	2	—	4
Federal funds purchased and securities sold under agreements to repurchase (related party balances of ($1), $0, $4 and $13, respectively)	2	1	9	16
Other short-term borrowed funds (related party balances of $15, $28, $25 and $44, respectively)	19	30	34	49
Long-term borrowed funds (related party balances of $20, $13, $40 and $25, respectively)	31	17	63	33
Total interest expense	112	84	218	169
Net interest income	840	833	1,676	1,641
Provision for credit losses	77	49	135	170
Net interest income after provision for credit losses	763	784	1,541	1,471
NONINTEREST INCOME:
Service charges and fees (related party balances of $1, $1, $2 and $3, respectively)	139	147	274	286
Card fees	60	61	112	117
Trust and investment services fees	41	42	77	81
Mortgage banking fees	30	14	63	34
Capital markets fees (related party balances of $3, $2, $6 and $5, respectively)	30	26	52	44
Foreign exchange and trade finance fees (related party balances of ($19), ($1), $16 and ($7), respectively)	22	22	45	44
Bank-owned life insurance income	14	12	26	23
Securities gains, net	9	—	17	25
Net impairment losses recognized in earnings	(2)	(2)	(3)	(6)
Other income (related party balances of $18, ($82), ($50) and ($135), respectively)	17	318	44	350
Total noninterest income	360	640	707	998
NONINTEREST EXPENSE:
Salaries and employee benefits	411	467	830	872
Outside services (related party balances of $3, $8, $5 and $16, respectively)	99	125	178	208
Occupancy (related party balances of $1, $0, $1 and $0, respectively)	90	87	170	168
Equipment expense	65	65	128	129
Amortization of software	37	33	73	64
Other operating expense	139	171	272	317
Total noninterest expense	841	948	1,651	1,758
Income before income tax expense	282	476	597	711
Income tax expense	92	163	198	232
NET INCOME	$190	$313	$399	$479
Net income available to common stockholders	$190	$313	$399	$479
Weighted-average common shares outstanding:
Basic	537,729,248	559,998,324	541,986,653	559,998,324
Diluted	539,909,366	559,998,324	544,804,268	559,998,324
Per common share information:
Basic earnings	$0.35	$0.56	$0.74	$0.86
Diluted earnings	0.35	0.56	0.73	0.86
Dividends declared and paid	0.10	0.61	0.20	0.66
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$190	$313	$399	$479
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of ($3), $36, $36 and $70, respectively	(5)	61	60	120
Reclassification adjustment for net derivative (losses) gains included in net income, net of income taxes of ($1), $3, ($2) and $7, respectively	(2)	6	(4)	13
Net unrealized securities available for sale (losses) gains arising during the periods, net of income taxes of ($66), $68, ($12) and $109, respectively	(110)	117	(20)	188
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $0, ($1), ($11) and ($12), respectively	1	(2)	(18)	(21)
Reclassification of net securities gains to net income, net of income taxes of ($2), $0, ($5) and ($7), respectively	(5)	2	(9)	(12)
Defined benefit pension plans:
Amortization of actuarial loss, net of income taxes $2, $0, $3 and $1, respectively	2	1	4	2
Total other comprehensive income (loss), net of income taxes	(119)	185	13	290
Total comprehensive income	$71	$498	$412	$769
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	560	$6	$18,603	$1,235	$—	($648)	$19,196
Dividends to RBS	—	—	—	—	—	(35)	—	—	(35)
Dividends to RBS — exchange transactions	—	—	—	—	—	(333)	—	—	(333)
Total comprehensive income:
Net income	—	—	—	—	—	479	—	—	479
Other comprehensive income	—	—	—	—	—	—	—	290	290
Total comprehensive income	—	—	—	—	—	479	—	290	769
Balance at June 30, 2014	—	$—	560	$6	$18,603	$1,346	$—	($358)	$19,597
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(48)	—	—	(48)
Dividends to RBS	—	—	—	—	—	(60)	—	—	(60)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(10)	—	—	—	(250)	—	(250)
Share-based compensation plans	—	—	1	—	34	—	(21)	—	13
Employee stock purchase plan shares issued	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	399	—	—	399
Other comprehensive income	—	—	—	—	—	—	—	13	13
Total comprehensive income	—	—	—	—	—	399	—	13	412
Balance at June 30, 2015	—	$247	537	$6	$18,714	$1,585	($607)	($359)	$19,586
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net income	$399	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	135	170
Originations of mortgage loans held for sale	(1,182)	(684)
Proceeds from sales of mortgage loans held for sale	1,111	688
Purchases of commercial loans held for sale	(632)	—
Proceeds from sales of commercial loans held for sale	594	—
Amortization of terminated cash flow hedges (related party balances of $9 and $12, respectively)	9	24
Depreciation, amortization and accretion	234	196
Mortgage servicing rights valuation recovery	(7)	(3)
Securities impairment	3	6
Deferred income taxes	56	36
Share-based compensation	15	19
Loss on disposal/impairment of premises and equipment	—	11
Loss on sale of other branch assets held for sale	—	9
Gain on sales of:
Debt securities available for sale	(17)	(25)
Marketable equity securities available for sale	(3)	—
Other loans held for sale	—	(11)
Deposits held for sale	—	(286)
(Increase) decrease in other assets (related party balances of ($34) and $47, respectively)	(138)	57
(Decrease) increase in other liabilities (related party balances of ($88) and ($147), respectively)	(62)	335
Net cash provided by operating activities	515	1,021
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(4,089)	(4,318)
Proceeds from maturities and paydowns of securities available for sale	1,804	1,421
Proceeds from sales of securities available for sale	1,251	711
Purchases of other investment securities	(14)	(68)
Proceeds from sales of other investment securities	20	55
Purchases of securities held to maturity	(811)	(1,174)
Proceeds from maturities and paydowns of securities held to maturity	394	120
Net decrease (increase) in interest-bearing deposits in banks	184	(76)
Net increase in loans and leases	(3,573)	(2,171)
Net increase in bank-owned life insurance	(16)	(22)
Premises and equipment:
Purchases	(43)	(37)
Proceeds from sales	15	29
Capitalization of software	(92)	(80)
Net cash used in investing activities	(4,970)	(5,610)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,908	(238)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(492)	2,016
Net (decrease) increase in other short-term borrowed funds	(251)	5,450
Proceeds from issuance of long-term borrowed funds (related party balances of $0 and $333, respectively)	—	333
Repayments of long-term borrowed funds	(6)	(5)
Treasury stock purchased	(250)	—
Net proceeds from issuance of preferred stock	247	—
Dividends declared and paid to common stockholders	(48)	—
Dividends declared and paid to RBS	(60)	(368)
Net cash provided by financing activities	4,048	7,188
(Decrease) increase in cash and cash equivalents	(407)	2,599
Cash and cash equivalents at beginning of period	3,276	2,757
Cash and cash equivalents at end of period	$2,869	$5,356
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

On August 22, 2014, the Company’s Board of Directors declared a 165,582-for-1 stock split. Except for the amount of authorized shares and par value, all references to share and per share amounts in the unaudited interim Consolidated Financial Statements and accompanying Notes have been restated to reflect the stock split.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal Use Software” which will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. This standard requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This standard focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This new standard simplifies consolidation accounting by reducing the number of consolidation models. The ASU will be effective for the Company beginning on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The potential impact the adoption of this guidance will have to the Company’s unaudited interim Consolidated Financial Statements is under review.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement: Extraordinary and Unusual Items.” This ASU eliminates from GAAP the concept of extraordinary items. Accounting Standards Codification Subtopic 225-20 required that an entity separately classify, present, and disclose extraordinary events and transactions that were unusual in nature and infrequent in occurrence. This ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	June 30, 2015				December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$30	$—	$—	$30	$15	$—	$—	$15
State and political subdivisions	9	—	—	9	10	—	—	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,830	227	(56)	18,001	17,683	301	(50)	17,934
Other/non-agency	631	4	(30)	605	703	4	(35)	672
Total mortgage-backed securities	18,461	231	(86)	18,606	18,386	305	(85)	18,606
Total debt securities available for sale	18,500	231	(86)	18,645	18,411	305	(85)	18,631
Marketable equity securities	5	—	—	5	10	3	—	13
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	22	3	—	25
Total securities available for sale	$18,517	$231	($86)	$18,662	$18,433	$308	($85)	$18,656
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,253	$28	($12)	$4,269	$3,728	$22	($31)	$3,719
Other/non-agency	1,314	28	—	1,342	1,420	54	—	1,474
Total securities held to maturity	$5,567	$56	($12)	$5,611	$5,148	$76	($31)	$5,193
Other Investment Securities
Federal Reserve Bank stock	$468	$—	$—	$468	$477	$—	$—	$477
Federal Home Loan Bank stock	393	—	—	393	390	—	—	390
Venture capital and other investments	5	—	—	5	5	—	—	5
Total other investment securities	$866	$—	$—	$866	$872	$—	$—	$872

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net impairment losses (gains) recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($1)	($5)	($32)	($39)
Portions of loss (gains) recognized in other comprehensive income (before taxes)	(1)	3	29	33
Net impairment losses recognized in earnings	($2)	($2)	($3)	($6)

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	June 30, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	109	5,222	(40)	37	970	(28)	146	6,192	(68)
Other/non-agency	3	37	(1)	19	398	(29)	22	435	(30)
Total mortgage-backed securities	112	5,259	(41)	56	1,368	(57)	168	6,627	(98)
Total	113	$5,268	($41)	56	$1,368	($57)	169	$6,636	($98)

	December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	1	$10	$—	1	$10	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	75	3,282	(24)	52	1,766	(57)	127	5,048	(81)
Other/non-agency	6	80	(2)	17	397	(33)	23	477	(35)
Total mortgage-backed securities	81	3,362	(26)	69	2,163	(90)	150	5,525	(116)
Total	81	$3,362	($26)	70	$2,173	($90)	151	$5,535	($116)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Cumulative balance at beginning of period	$62	$59	$62	$56
Credit impairments recognized in earnings on securities that have been previously impaired	2	2	3	6
Reductions due to increases in cash flow expectations on impaired securities	(2)	(1)	(3)	(2)
Cumulative balance at end of period	$62	$60	$62	$60

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of June 30, 2015 and 2014 were $62 million and $60 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014, the Company recognized credit related other-than-temporary impairment losses in earnings of $2 million related to non-agency MBS in the AFS portfolio. For the six months ended June 30, 2015 and 2014, the Company recognized credit related other-than-temporary impairment losses in earnings of $3 million and $6 million, respectively. There were no credit impaired debt securities sold during the three or six months ended June 30, 2015 and 2014, respectively. Reductions in credit losses due to increases in cash flow expectations were $2 million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $3 million and $2 million for the six months ended June 30, 2015 and 2014, respectively, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.

The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. As of June 30, 2015 and 2014, $29 million and $33 million, respectively, of pre-tax non-credit related losses were deferred in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury	$30	$—	$—	$—	$30
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	52	2,002	15,776	17,830
Other/non-agency	—	75	13	543	631
Total debt securities available for sale	30	127	2,015	16,328	18,500
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,253	4,253
Other/non-agency	—	—	—	1,314	1,314
Total debt securities held to maturity	—	—	—	5,567	5,567
Total amortized cost of debt securities	$30	$127	$2,015	$21,895	$24,067

Fair Value:
Debt securities available for sale
U.S. Treasury	$30	$—	$—	$—	$30
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	55	2,014	15,932	18,001
Other/non-agency	—	76	13	516	605
Total debt securities available for sale	30	131	2,027	16,457	18,645
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,269	4,269
Other/non-agency	—	—	—	1,342	1,342
Total debt securities held to maturity	—	—	—	5,611	5,611
Total fair value of debt securities	$30	$131	$2,027	$22,068	$24,256

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Taxable	$155	$154	$314	$303
Non-taxable	—	—	—	—
Total interest income from investment securities	$155	$154	$314	$303

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on AFS securities are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gains on sale of debt securities	$10	$—	$22	$25
Losses on sale of debt securities	(1)	—	(5)	—
Debt securities gains, net	$9	$—	$17	$25
Equity securities gains	$1	$—	$3	$—

The amortized cost and fair value of securities pledged are shown below:

	June 30, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$3,749	$3,785	$3,650	$3,701
Pledged against FHLB borrowed funds	1,254	1,280	1,355	1,407
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,955	4,013	3,453	3,520

There were no loan securitizations for the three or six months ended June 30, 2015 and 2014.

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

The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	June 30, 2015			December 31, 2014
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities sold under agreements to repurchase	($3,050)	$—	($3,050)	($2,600)	$—	($2,600)

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 12 “Derivatives.”

Securities under the agreements to repurchase or resell are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity, at June 30, 2015:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase
Mortgage-backed securities - Agency	$—	$250	$1,000	$1,800	$3,050

For these securities sold under the agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. The Company manages the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	June 30, 2015	December 31, 2014
Commercial	$33,027	$31,431
Commercial real estate	8,157	7,809
Leases	3,884	3,986
Total commercial	45,068	43,226
Residential mortgages	12,253	11,832
Home equity loans	3,022	3,424
Home equity lines of credit	14,917	15,423
Home equity loans serviced by others (1)	1,126	1,228
Home equity lines of credit serviced by others (1)	494	550
Automobile	13,727	12,706
Student	3,355	2,256
Credit cards	1,613	1,693
Other retail	963	1,072
Total retail	51,470	50,184
Total loans and leases (2) (3)	$96,538	$93,410

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $697 million as of June 30, 2015 and $281 million as of December 31, 2014.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.8 billion and $17.9 billion at June 30, 2015 and December 31, 2014, respectively.
Loans held for sale at fair value totaled $397 million and $256 million at June 30, 2015 and December 31, 2014, respectively, and consisted of residential mortgages originated for sale of $318 million and the commercial trading portfolio of $79 million as of June 30, 2015. As of December 31, 2014, residential mortgages originated for sale were $213 million, and commercial trading portfolio totaled $43 million. Other loans held for sale totaled $300 million as of June 30, 2015 and consisted of $260 million of commercial loan syndications and a $40 million credit card portfolio. Other loans held for sale totaled $25 million as of December 31, 2014 and consisted of commercial loan syndications.
In March 2015, the Company transferred $41 million to loans held for sale associated with a terminated agent credit card services agreement consisting of $43 million of outstanding credit card balances and a $2 million valuation allowance. The terms of the agreement provided the agent an option, after a designated period of time, to purchase the credit card relationships covered under the agreement from Citizens or cause another financial institution to purchase the interests in these credit card relationships. The transaction is expected to close in August 2015.
Loans pledged as collateral for FHLB borrowed funds totaled $22.3 billion and $22.0 billion at June 30, 2015 and December 31, 2014, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $12.9 billion and $11.8 billion at June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015, the Company purchased a portfolio of residential mortgages with an outstanding principal balance of $636 million, a portfolio of automobile loans with an outstanding principal balance of $809 million, and a portfolio of student loans with an outstanding principal balance of $463 million. During the six months ended June 30, 2014, the Company purchased a portfolio of residential loans with an outstanding principal balance of $878 million, a portfolio of auto loans with an outstanding principal balance of $759 million and a portfolio of student loans with an outstanding principal balance of $59 million.
During the six months ended June 30, 2015, the Company sold a portfolio of residential mortgages with an outstanding principal balance of $273 million. During the six months ended June 30, 2014, in addition to the $1.1 billion loans sold as part of the Company's sale of its Chicago-area retail branches, the Company sold portfolios of residential mortgage loans with outstanding principal balances of $126 million and student loans of $357 million as well as commercial loans with an outstanding principal balance of $132 million.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of ALLL reserve methodologies and estimation techniques.
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
The following is a summary of changes in the allowance for credit losses:

	Six Months Ended June 30, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2015	$544	$651	$1,195
Charge-offs	(21)	(215)	(236)
Recoveries	36	68	104
Net (charge-offs) recoveries	15	(147)	(132)
Sales/Other	—	(2)	(2)
Provision charged to income	6	134	140
Allowance for loan and lease losses as of June 30, 2015	565	636	1,201
Reserve for unfunded lending commitments as of January 1, 2015	61	—	61
Credit for unfunded lending commitments	(5)	—	(5)
Reserve for unfunded lending commitments as of June 30, 2015	56	—	56
Total allowance for credit losses as of June 30, 2015	$621	$636	$1,257

	Six Months Ended June 30, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2014	$498	$723	$1,221
Charge-offs	(14)	(231)	(245)
Recoveries	35	55	90
Net (charge-offs) recoveries	21	(176)	(155)
Provision charged to income	(11)	155	144
Allowance for loan and lease losses as of June 30, 2014	508	702	1,210
Reserve for unfunded lending commitments as of January 1, 2014	39	—	39
Credit for unfunded lending commitments	26	—	26
Reserve for unfunded lending commitments as of June 30, 2014	65	—	65
Total allowance for credit losses as of June 30, 2014	$573	$702	$1,275

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	June 30, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$156	$1,189	$1,345	$205	$1,208	$1,413
Formula-based evaluation	44,912	50,281	95,193	43,021	48,976	91,997
Total	$45,068	$51,470	$96,538	$43,226	$50,184	$93,410

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the allowance for credit losses by evaluation method:

	June 30, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$21	$107	$128	$20	$109	$129
Formula-based evaluation	600	529	1,129	585	542	1,127
Allowance for credit losses	$621	$636	$1,257	$605	$651	$1,256

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	June 30, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,443	$865	$635	$84	$33,027
Commercial real estate	7,949	133	34	41	8,157
Leases	3,831	4	49	—	3,884
Total	$43,223	$1,002	$718	$125	$45,068

	December 31, 2014
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,022	$876	$427	$106	$31,431
Commercial real estate	7,354	329	61	65	7,809
Leases	3,924	12	50	—	3,986
Total	$41,300	$1,217	$538	$171	$43,226

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	June 30, 2015
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$11,853	$89	$65	$246	$12,253
Home equity loans	2,652	187	48	135	3,022
Home equity lines of credit	14,253	406	73	185	14,917
Home equity loans serviced by others (1)	1,027	58	20	21	1,126
Home equity lines of credit serviced by others (1)	390	61	22	21	494
Automobile	12,817	784	104	22	13,727
Student	3,209	87	24	35	3,355
Credit cards	1,542	39	18	14	1,613
Other retail	889	57	14	3	963
Total	$48,632	$1,768	$388	$682	$51,470
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

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

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets
A summary of nonperforming loans and leases by class is as follows:

	June 30, 2015			December 31, 2014
(in millions)	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases
Commercial	$81	$2	$83	$113	$1	$114
Commercial real estate	42	—	42	50	—	50
Leases	—	—	—	—	—	—
Total commercial	123	2	125	163	1	164
Residential mortgages	329	—	329	345	—	345
Home equity loans	189	—	189	203	—	203
Home equity lines of credit	254	—	254	257	—	257
Home equity loans serviced by others (1)	44	—	44	47	—	47
Home equity lines of credit serviced by others (1)	26	—	26	25	—	25
Automobile	30	—	30	21	—	21
Student	30	5	35	11	6	17
Credit cards	14	—	14	16	1	17
Other retail	3	1	4	5	—	5
Total retail	919	6	925	930	7	937
Total	$1,042	$8	$1,050	$1,093	$8	$1,101

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $260 million as of June 30, 2015.

A summary of other nonperforming assets is as follows:

(in millions)	June 30, 2015	December 31, 2014
Nonperforming assets, net of valuation allowance:
Commercial	$1	$3
Retail	37	39
Nonperforming assets, net of valuation allowance	$38	$42

Nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key performance indicators is as follows:

	June 30, 2015	December 31, 2014
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.13%	0.18%
Nonperforming retail loans as a percentage of total loans and leases	0.96	1.00
Total nonperforming loans and leases as a percentage of total loans and leases	1.09%	1.18%

Nonperforming commercial assets as a percentage of total assets	0.09%	0.13%
Nonperforming retail assets as a percentage of total assets	0.70	0.73
Total nonperforming assets as a percentage of total assets	0.79%	0.86%

The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	June 30, 2015			December 31, 2014
(in millions)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$58	$83	$141	$57	$114	$171
Commercial real estate	25	42	67	26	50	76
Leases	2	—	2	3	—	3
Total commercial	85	125	210	86	164	250
Residential mortgages	65	246	311	97	269	366
Home equity loans	48	135	183	60	145	205
Home equity lines of credit	73	185	258	73	198	271
Home equity loans serviced by others (1)	20	21	41	26	23	49
Home equity lines of credit serviced by others (1)	22	21	43	10	19	29
Automobile	104	22	126	93	16	109
Student	24	35	59	25	17	42
Credit cards	18	14	32	22	17	39
Other retail	14	3	17	18	4	22
Total retail	388	682	1,070	424	708	1,132
Total	$473	$807	$1,280	$510	$872	$1,382

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs. The following is a summary of impaired loan information by class:

	June 30, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$80	$21	$44	$152	$124
Commercial real estate	13	—	19	30	32
Total commercial	93	21	63	182	156
Residential mortgages	124	17	314	599	438
Home equity loans	98	13	179	342	277
Home equity lines of credit	24	2	128	184	152
Home equity loans serviced by others (1)	57	9	27	96	84
Home equity lines of credit serviced by others (1)	3	1	8	15	11
Automobile	3	—	10	18	13
Student	166	48	1	168	167
Credit cards	30	12	—	30	30
Other retail	15	5	2	20	17
Total retail	520	107	669	1,472	1,189
Total	$613	$128	$732	$1,654	$1,345

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

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
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is as follows:

	Three Months Ended June 30,
	2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$129	$1	$96
Commercial real estate	—	51	—	94
Total commercial	1	180	1	190
Residential mortgages	4	436	4	444
Home equity loans	3	272	2	257
Home equity lines of credit	1	151	1	160
Home equity loans serviced by others (1)	1	84	2	101
Home equity lines of credit serviced by others (1)	—	10	—	8
Automobile	—	12	—	8
Student	2	164	2	159
Credit cards	—	30	—	37
Other retail	—	18	—	22
Total retail	11	1,177	11	1,196
Total	$12	$1,357	$12	$1,386

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

	Six Months Ended June 30,
	2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$133	$1	$102
Commercial real estate	1	54	—	96
Total commercial	2	187	1	198
Residential mortgages	8	433	7	437
Home equity loans	5	266	4	249
Home equity lines of credit	2	150	2	157
Home equity loans serviced by others (1)	2	84	3	100
Home equity lines of credit serviced by others (1)	—	10	—	8
Automobile	—	11	—	8
Student	4	162	4	156
Credit cards	1	29	1	36
Other retail	—	18	—	23
Total retail	22	1,163	21	1,174
Total	$24	$1,350	$22	$1,372

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings
A loan modification is identified as a TDR when the Company or a bankruptcy court grants the borrower a concession the Company would not otherwise make in response to the borrower’s financial difficulties. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, principal forbearance, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases, interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
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
Commercial TDRs were $124 million and $176 million on June 30, 2015 and December 31, 2014, respectively. Retail TDRs totaled $1.2 billion on June 30, 2015 and December 31, 2014. Commitments to lend additional funds to debtors owing receivables which were TDRs were $18 million and $53 million on June 30, 2015 and December 31, 2014, respectively.
The following table summarizes how loans were modified during the three months ended June 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to June 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	36	$2	$2
Commercial real estate	—	—	—	—	—	—
Total commercial	7	1	1	36	2	2
Residential mortgages	20	3	3	9	2	2
Home equity loans	26	1	1	49	11	11
Home equity lines of credit	—	—	—	—	—	—
Home equity loans serviced by others (3)	5	—	—	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	—	—	—
Automobile	18	1	1	1	—	—
Student	—	—	—	—	—	—
Credit cards	630	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail	699	8	8	59	13	13
Total	706	$9	$9	95	$15	$15

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	3	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	3	—	—	—	—
Residential mortgages	42	4	4	—	—
Home equity loans	97	7	7	—	—
Home equity lines of credit	78	5	5	—	1
Home equity loans serviced by others (3)	25	1	1	—	—
Home equity lines of credit serviced by others (3)	15	1	1	—	—
Automobile	172	3	2	—	—
Student	369	7	7	1	—
Credit card	—	—	—	1	—
Other retail	4	—	—	—	—
Total retail	802	28	27	2	1
Total	805	$28	$27	$2	$1
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
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

The following table summarizes how loans were modified during the three months ended June 30, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2014 and were paid off in full, charged off, or sold prior to June 30, 2014.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	8	$6	$6	15	$1	$1
Commercial real estate	1	—	—	2	—	—
Total commercial	9	6	6	17	1	1
Residential mortgages	24	4	4	10	1	2
Home equity loans	37	2	2	10	1	—
Home equity lines of credit	1	—	—	106	7	6
Home equity loans serviced by others (3)	4	—	—	—	—	—
Home equity lines of credit serviced by others(3)	1	—	—	1	—	—
Automobile	33	1	1	7	—	—
Student	—	—	—	—	—	—
Credit cards	608	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail	709	10	10	134	9	8
Total	718	$16	$16	151	$10	$9

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	1	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	1	—	—	—	—
Residential mortgages	132	15	14	(1)	—
Home equity loans	210	14	14	—	—
Home equity lines of credit	81	6	5	—	2
Home equity loans serviced by others (3)	46	3	2	—	—
Home equity lines of credit serviced by others (3)	13	—	—	—	—
Automobile	145	2	2	—	1
Student	457	8	8	—	—
Credit card	—	—	—	—	—
Other retail	9	—	—	—	—
Total retail	1,093	48	45	(1)	3
Total	1,094	$48	$45	($1)	$3
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
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

The following table summarizes how loans were modified during the six months ended June 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to June 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	14	$3	$3	64	$12	$12
Commercial real estate	1	—	—	—	—	—
Total commercial	15	3	3	64	12	12
Residential mortgages	53	9	9	19	4	4
Home equity loans	47	2	2	86	16	16
Home equity lines of credit	—	—	—	3	—	—
Home equity loans serviced by others (3)	22	1	1	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	—	—	—
Automobile	38	1	1	2	—	—
Student	—	—	—	—	—	—
Credit cards	1,234	7	7	—	—	—
Other retail	—	—	—	—	—	—
Total retail	1,394	20	20	110	20	20
Total	1,409	$23	$23	174	$32	$32

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$2	$2	($1)	$—
Commercial real estate	1	4	4	—	—
Total commercial	5	6	6	(1)	—
Residential mortgages	106	10	10	(1)	—
Home equity loans	294	17	17	—	—
Home equity lines of credit	213	14	12	—	2
Home equity loans serviced by others (3)	71	3	3	—	1
Home equity lines of credit serviced by others (3)	22	1	1	—	—
Automobile	469	8	6	—	1
Student	750	14	14	3	—
Credit Card	—	—	—	1	—
Other retail	15	—	—	—	—
Total retail	1,940	67	63	3	4
Total	1,945	$73	$69	$2	$4
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes how loans were modified during the six months ended June 30, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2014 and were paid off in full, charged off, or sold prior to June 30, 2014.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	15	$7	$7	28	$2	$2
Commercial real estate	2	—	—	2	—	—
Total commercial	17	7	7	30	2	2
Residential mortgages	66	10	10	22	3	3
Home equity loans	68	4	4	68	4	3
Home equity lines of credit	2	—	—	176	11	10
Home equity loans serviced by others (3)	18	1	1	—	—	—
Home equity lines of credit serviced by others (3)	3	—	—	1	—	—
Automobile	55	1	1	7	—	—
Student	—	—	—	—	—	—
Credit cards	1,185	6	6	—	—	—
Other retail	3	—	—	—	—	—
Total retail	1,400	22	22	274	18	16
Total	1,417	$29	$29	304	$20	$18

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	2	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	2	—	—	—	—
Residential mortgages	239	28	28	—	—
Home equity loans	523	34	32	—	2
Home equity lines of credit	159	11	9	—	3
Home equity loans serviced by others (3)	85	3	3	—	—
Home equity lines of credit serviced by others (3)	24	1	1	—	—
Automobile	417	6	4	—	2
Student	853	16	16	—	—
Credit Card	—	—	—	—	—
Other retail	29	1	1	—	—
Total retail	2,329	100	94	—	7
Total	2,331	$100	$94	$—	$7
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the three months ended June 30, 2015 and 2014 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2015 and 2014. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended June 30,
	2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	8	$1	6	$2
Commercial real estate	—	—	—	—
Total commercial	8	1	6	2
Residential mortgages	34	5	95	12
Home equity loans	32	2	71	5
Home equity lines of credit	32	1	49	2
Home equity loans serviced by others (1)	7	—	18	1
Home equity lines of credit serviced by others (1)	6	—	3	—
Automobile	19	—	26	1
Student	44	1	94	1
Credit cards	100	1	147	1
Other retail	1	—	3	—
Total retail	275	10	506	23
Total	283	$11	512	$25

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the six months ended June 30, 2015 and 2014 within 12 months of their modification date.

	Six Months Ended June 30,
	2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	14	$1	17	$3
Commercial real estate	—	—	1	1
Total commercial	14	1	18	4
Residential mortgages	83	11	135	16
Home equity loans	83	6	155	11
Home equity lines of credit	72	3	139	6
Home equity loans serviced by others (1)	23	1	34	1
Home equity lines of credit serviced by others (1)	7	—	12	—
Automobile	42	1	58	1
Student	109	2	191	3
Credit cards	202	1	313	2
Other retail	3	—	9	—
Total retail	624	25	1,046	40
Total	638	$26	1,064	$44
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2015 and December 31, 2014, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table presents balances of loans with these characteristics:

	June 30, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$748	$1,400	$974	$—	$3,122
Interest only/negative amortization	961	—	—	—	961
Low introductory rate	—	1	—	90	91
Multiple characteristics and other	20	—	—	—	20
Total	$1,729	$1,401	$974	$90	$4,194

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$773	$1,743	$1,025	$—	$3,541
Interest only/negative amortization	894	—	—	—	894
Low introductory rate	—	—	—	98	98
Multiple characteristics and other	24	—	—	—	24
Total	$1,691	$1,743	$1,025	$98	$4,557

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

Effective January 1, 2015, the Company adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” and uses the proportional amortization method to account for all of its investments in its LIHTC partnership investments. The retrospective adoption of ASU 2014-01 would have had an immaterial effect on the Company’s financial statements; therefore, the Company applied ASU 2014-01 prospectively. Under the proportional amortization method, the Company recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense. LIHTC investment balances are reported in other assets in the Company’s Consolidated Balance Sheets, with unfunded commitments reported in other liabilities.

At June 30, 2015, the Company’s balance of LIHTC investments was $494 million and unfunded commitments totaled $323 million. For the three months ended June 30, 2015, the Company recognized $12 million of amortization expense, $12 million of tax credits and $5 million of other tax benefits associated with these investments in the provision for income taxes. For the six months ended June 30, 2015, the Company recognized $24 million of amortization expense, $23 million of tax credits and $9 million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

Goodwill represents the excess of fair value of purchased assets over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. The changes in the carrying value of goodwill for the six months ended June 30, 2015 and 2014 were:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2013	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at June 30, 2014	$2,136	$4,740	$6,876
Balance at December 31, 2014	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at June 30, 2015	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at June 30, 2015 and 2014. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at June 30, 2015 and 2014.

The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to two reporting units — Consumer Banking and Commercial Banking — based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. No impairment was recorded for the six months ended June 30, 2015 and 2014.

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
The Company received $1.4 billion and $688 million of proceeds from the sale of residential mortgages for the six months ended June 30, 2015 and 2014, respectively, and recognized gains on such sales of $32 million and $17 million for the six months ended June 30, 2015 and 2014, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased residential mortgage loans totaling $7 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $28 million and $30 million for the six months ended June 30, 2015 and 2014, respectively. The Company recorded valuation recoveries of $7 million and $3 million for its MSRs for the six months ended June 30, 2015 and 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes related to MSRs were as follows:

	As of and for the Six Months Ended June 30,
(in millions)	2015	2014
MSRs:
Balance as of January 1	$184	$208
Amount capitalized	13	8
Amortization	(20)	(21)
Carrying amount before valuation allowance	177	195
Valuation allowance for servicing assets:
Balance as of January 1	18	23
Valuation recovery	(7)	(3)
Balance at end of period	11	20
Net carrying value of MSRs	$166	$175

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

(dollars in millions)	June 30, 2015	December 31, 2014
Fair value	$180	$179
Weighted average life (in years)	5.4	5.2
Weighted average constant prepayment rate	11.7%	12.4%
Weighted average discount rate	9.8%	9.8%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Six Months Ended June 30,
	2015	2014
Weighted average life (in years)	5.4	5.4
Weighted average constant prepayment rate	11.1%	12.1%
Weighted average discount rate	9.6%	10.3%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sensitivity analysis below as of June 30, 2015 and December 31, 2014 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	June 30, 2015	December 31, 2014
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$6	$9
Decline in fair value from a 100 basis point decrease in interest rates	$12	$15
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6

NOTE 8 - BORROWED FUNDS

The following is a summary of the Company’s short-term borrowed funds:

(in millions)	June 30, 2015	December 31, 2014
Federal funds purchased	$—	$574
Securities sold under agreements to repurchase	3,784	3,702
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,762	6,253
Total short-term borrowed funds	$10,546	$10,529

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Six Months Ended June 30, 2015	As of and for the Year Ended December 31, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.27%	0.14%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$4,489	$5,699
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,732	5,640
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.21%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.25

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	June 30, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2) (3)	751	750
2.450% senior unsecured notes, due 2019 (2) (3)	751	746
Federal Home Loan advances due through 2033	19	772
Other	19	24
Total long-term borrowed funds	$3,890	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” for further information.
(2) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(3) $1.5 billion principal balance of unsecured notes presented net of $2 million and ($4) million hedge of interest rate risk on medium term debt using interest rate swaps at June 30, 2015 and December 31, 2014, respectively. See Note 12 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $11.5 billion and $11.3 billion at June 30, 2015 and December 31, 2014, respectively. The Company’s available FHLB borrowing capacity was $3.3 billion and $3.5 billion at June 30, 2015 and December 31, 2014, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At June 30, 2015, the Company’s unused secured borrowing capacity was approximately $27.9 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

The following is a summary of maturities for the Company’s long-term borrowed funds at June 30, 2015:

Year	(in millions)
2015 or on demand	$—
2016	—
2017	758
2018	8
2019	752
2020 and thereafter	2,372
Total	$3,890

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock
As of June 30, 2015, the Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. There were no shares of preferred stock issued and outstanding as of December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 6, 2015, the Company issued $250 million, or 250,000 shares, of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”) to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. As a result of this issuance, the Company received net proceeds of $247 million after underwriting discount.
The Preferred Stock has no stated maturity and is not subject to any sinking fund or other obligation of the Company. Holders of the Preferred Stock will be entitled to receive dividend payments when, and if, declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable on a semi-annual basis at an annual rate equal to 5.500%. On April 6, 2020, the Preferred Stock converts to a quarterly floating-rate basis equal to three-month U.S. dollar LIBOR on the related dividend determination date plus 3.960%.
Citizens may redeem the Preferred Stock, in whole or in part on any dividend payment date, on or after April 6, 2020 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Citizens may not redeem shares of the Preferred Stock without obtaining the prior approval of the FRBG if then required under applicable capital guidelines.
Shares of the Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment.

Except in certain limited circumstances, the Preferred Stock does not have any voting rights.

Treasury Stock
On August 3, 2015, CFG used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS at a public offering price of $26.00 per share. Immediately following the completion of this stock repurchase transaction, RBS owned 110,461,782 shares, or 20.9%, of CFG’s outstanding common stock. The repurchased shares are held in treasury and will be presented in the Company’s Consolidated Financial Statements beginning in the third quarter of 2015.
On April 7, 2015, the Company used the net proceeds of the Preferred Stock offering described above to repurchase 10,473,397 shares of its common stock from RBS at a total cost of approximately $250 million and a price per share of $23.87, which equaled the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1, 2015. The repurchased shares are held in treasury.
During the six months ended June 30, 2015, the Company recorded an additional 836,946 shares of treasury stock associated with share-based compensation plan activity for a total cost of $21 million at a weighted-average price per share of $25.48.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$7 million related to the non-qualified plan to the new plan established for Affiliates. The Company made a $1 million cash payment to RBS as a result of divesting the portion of the pension and other benefit plans associated with the Affiliates.
On February 20, 2015, CFG made a contribution of $100 million to the qualified plan.
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Six Months Ended June 30,
	Qualified Plan		Non-Qualified Plan		Total
(in millions)	2015	2014	2015	2014	2015	2014
Service cost	$2	$2	$—	$—	$2	$2
Interest cost	22	22	2	2	24	24
Expected return on plan assets	(37)	(35)	—	—	(37)	(35)
Amortization of actuarial loss	6	4	1	1	7	5
Net periodic pension (income) cost	($7)	($7)	$3	$3	($4)	($4)

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

NOTE 11 - INCOME TAXES
Income Tax Provision
The provision for income taxes was $92 million and $163 million for the three months ended June 30, 2015 and 2014, respectively, resulting in an effective tax rate of 32.7% and 34.3% for the three months ended June 30, 2015 and 2014, respectively. The provision for income taxes was $198 million and $232 million for the six months ended June 30, 2015 and 2014, respectively, resulting in an effective tax rate of 33.2% and 32.7% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits of tax credits and tax-exempt income.
The effective income tax rate for the six months ended June 30, 2015 reflected the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. See Note 5 “Variable Interest Entities,” for further information.
Deferred Tax Liability
At June 30, 2015, the Company reported a net deferred tax liability of $558 million, compared to a $493 million liability as of December 31, 2014. The increase in the net deferred tax liability is primarily attributable to current year timing adjustments.

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
The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	June 30, 2015			December 31, 2014
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$9,500	$95	$81	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	33,052	544	459	31,848	589	501
Foreign exchange contracts	7,820	172	167	8,359	170	164
Other contracts	1,310	11	6	730	7	9
Total derivatives not designated as hedging instruments		727	632		766	674
Gross derivative fair values		822	713		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(157)	(157)		(161)	(161)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$665	$556		$629	$612

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
Fair value hedges
The Company entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The changes in fair value of the fair value hedges, to the extent that the hedging relationship is effective, are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table summarizes certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($3)	$3	$—	$6	($6)	$—

There was no impact on net income for the three and six months ended June 30, 2014.

Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds and deposits). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $15 million of net loss (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest expense in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information related to the Company’s cash flow hedges:

The Effect of Cash Flow Hedges on Net Income and Stockholders' Equity
	Amounts Recognized for the Three Months Ended June 30,		Amounts Recognized for the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Effective portion of gain (loss) recognized in OCI (1)	($8)	$97	$96	$191
Amounts reclassified from OCI to interest income (2)	17	18	35	36
Amounts reclassified from OCI to interest expense (2)	(14)	(27)	(29)	(56)

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
The following table summarizes certain information related to the Company’s economic hedges:

The Effect of Customer Derivatives and Economic Hedges on Net Income
	Amounts Recognized in Noninterest Income for the Three Months Ended June 30,		Amounts Recognized in Noninterest Income for the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Customer derivative contracts
Customer interest rate contracts (1)	($9)	$88	$64	$149
Customer foreign exchange contracts (1)	18	2	(17)	6
Residential loan commitments (2)	(7)	5	(7)	8
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	17	(82)	(51)	(135)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	(19)	(1)	16	(7)
Forward sale contracts (2)	3	(3)	2	(4)
Total	$3	$9	$7	$17

(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and trade finance fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	June 30, 2015	December 31, 2014
Commitment amount:
Undrawn commitments to extend credit	$55,887	$55,899
Financial standby letters of credit	2,181	2,315
Performance letters of credit	55	65
Commercial letters of credit	59	75
Marketing rights	49	51
Risk participation agreements	22	19
Residential mortgage loans sold with recourse	12	11
Total	$58,265	$58,435

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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $1 million at June 30, 2015 and $3 million at December 31, 2014.

Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $2 million for the six months ended June 30, 2015 and $3 million for the year ended December 31, 2014, respectively, and is obligated to pay $49 million over the remainder of the contract.

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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of June 30, 2015 and December 31, 2014 is $22 million and $19 million, respectively. The current amount of credit exposure is spread out over 80 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.

Other Commitments
In June 2015, the Company entered into an agreement to purchase student loans on a quarterly basis in future periods. Under the terms of the agreement, the Company purchased loans with outstanding balances of $202 million during June 2015 and committed to purchase a minimum of $100 million to a maximum of $163 million per quarter for the subsequent three consecutive quarters through the first quarter 2016. The maximum amount of cumulative loan purchases under the terms of the agreement is $700 million. The agreement may be extended by the mutual agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a variable termination fee.
In June 2015, the Company amended its agreement originally entered into in May 2014, to purchase automobile loans on a quarterly basis in future periods. Commencing on the effective date of June 25, 2015 and through July 31, 2015, the amended agreement requires the purchase of a minimum of $250 million of outstanding balances to a maximum of $600 million per quarterly period. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. The Company may cancel the agreement at will with payment of a variable termination fee. After three years, there is no termination fee.
In July 2014, the Company created a commercial loan trading desk to provide ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trade purchases and sales were $96 million and $102 million at June 30, 2015, respectively. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 15 “Fair Value Measurements” for further information.
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
The Company’s banking subsidiaries have engaged in discussions with regulators regarding, among other things, certain identity theft and debt cancellation products, and identifying and correcting errors in customer deposits. The banking subsidiaries have paid restitution regarding some of these past practices and it is probable that there will be additional restitution to certain affected customers in connection with certain of these past practices. In addition, the banking subsidiaries expect to face shortly formal administrative enforcement actions from their federal supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to these past practices, for which we believe that we are fully reserved.

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

Mortgage Repurchase Demands
The Company is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to government-sponsored entities. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. Between the start of January 2009 and June 30, 2015, the Company received approximately $165 million in repurchase demands and $99 million in indemnification payment requests in respect of loans originated, for the most part, since 2003. Of those claims presented, $95 million was paid to repurchase residential mortgage loans, and $33 million was incurred for indemnification costs to make investors

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whole. The Company repurchased mortgage loans totaling $7 million and $17 million for the six months ended June 30, 2015 and 2014, respectively. The Company incurred indemnification costs of none and $7 million for the six months ended June 30, 2015 and 2014, respectively. The Company cannot estimate what the future level of repurchase demands will be or the Company’s ultimate exposure, and cannot give any assurance that its historical experience will continue in the future. The volume of repurchase demands may increase or decrease. In addition to the above, the Company responded to subpoenas issued by the Office of the Inspector General for the Federal Housing Finance Agency in December 2013 which requested information about loans sold to FNMA and the FHLMC from 2003 through 2011. The Company is cooperating with the investigation.

NOTE 14 - RELATED PARTY TRANSACTIONS
As of June 30, 2015, the Company was an indirect subsidiary of RBS. The tables and discussions below present the financial statement effects of significant transactions with RBS.
In September 2014, the Company entered into certain agreements that established a framework for its ongoing relationship with RBS. Specifically, the Company entered into the following agreements with RBS: Separation and Shareholder Agreement, Registration Rights Agreement, Trade Mark License Agreement, Amended and Restated Master Services Agreement, and Transitional Services Agreements. These agreements were filed as exhibits in Part II, Item 6 — Exhibits to the Company’s quarterly report on Form 10-Q/A filed November 14, 2014.
The following is a summary of borrowed funds from RBS:

(dollars in millions)	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Subordinated debt	5.158%	June 2023	$333	$333
	4.771%	October 2023	333	333
	4.691%	January 2024	334	334
	4.153%	July 2024	333	333
	4.023%	October 2024	333	333
	4.082%	January 2025	334	334
The following table presents total interest expense recorded on subordinated debt with RBS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Interest expense on subordinated debt	$20	$13	$40	$25
The Company enters into interest rate swap agreements with RBS for the purpose of reducing the Company’s exposure to interest rate fluctuations. The following table presents a summary of these swap agreements:

	June 30, 2015			December 31, 2014
(dollars in millions)	Notional	Fixed Rates	Maturity Date	Notional	Fixed Rates	Maturity Date
Receive-fixed swaps	$4,750	1.66% to 2.04%	2019 - 2023	$4,750	1.66% to 2.04%	2019 - 2023
Pay-fixed swaps	2,500	2.03% to 4.30%	2016 - 2023	1,000	4.18% to 4.30%	2016
Total	$7,250			$5,750
The following table presents net interest income (expense) recorded by the Company in relation to interest rate swap agreements with RBS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
The effect of related party interest rate swap agreements on net interest income (expense)	$3	($10)	$6	($21)
In order to meet the financing needs of its customers, the Company enters into interest rate swap and cap agreements with its customers and simultaneously enters into offsetting swap and cap agreements with RBS. The Company earns a spread equal

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the difference between rates charged to the customer and rates charged by RBS. The notional amount of these interest rate swap and cap agreements outstanding with RBS was $8.5 billion and $9.8 billion at June 30, 2015 and December 31, 2014, respectively.
Also to meet the financing needs of its customers, the Company enters into a variety of foreign currency denominated products, such as loans, deposits and foreign exchange contracts. To manage the foreign exchange risk associated with these products, the Company simultaneously enters into offsetting foreign exchange contracts with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of foreign exchange contracts outstanding with RBS was $4.0 billion and $4.7 billion at June 30, 2015 and December 31, 2014, respectively.
The following table presents the income (expense) recorded by the Company in relation to the interest rate swap and cap agreements and foreign exchange contracts with RBS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
The effect of related party interest rate swap and cap agreements on other income	$18	($82)	($50)	($135)
The effect of related party foreign exchange contracts on foreign exchange and trade finance fees	($19)	($1)	$16	($7)
The Company receives income for providing services and referring customers to RBS. The Company also shares office space with certain RBS entities for which rent expense and/or income is recorded in occupancy expense. Also, the Company receives certain services provided by RBS and by certain RBS entities, the fees for which were recorded in outside services expense.
The following table presents the effect of the related party fees on total fee income and outside services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
The effect of related party service and referral fees, net of occupancy expense, on total fee income	$3	$3	$7	$8
The effect of related party service fees on outside services	$3	$8	$5	$16
The Company paid $21 million and $10 million in regular common stock dividends to RBS for the three months ended June 30, 2015 and 2014, respectively, and $60 million and $35 million for the six months ended June 30, 2015 and 2014, respectively.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Outstanding loan balances amounted to $125 million and $126 million at June 30, 2015 and December 31, 2014, respectively.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans held for sale measured at fair value:

	June 30, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$318	$315	$3	$213	$206	$7

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statement of Operations. The Company recognized mortgage banking (expense) income of ($3) million and $4 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized mortgage banking (expense) income of ($2) million and $5 million for the six months ended June 30, 2015 and 2014, respectively.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for commercial and commercial real estate loans held for sale measured at fair value:

	June 30, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Commercial and commercial real estate loans held for sale, at fair value	$79	$79	$—	$43	$43	$—

There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of June 30, 2015. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 13 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Additionally, the Company recognized $1 million and $3 million for the three

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and six months ended June 30, 2015, respectively, in other noninterest income related to its commercial trading portfolio. There was no interest income or noninterest income recorded in the three and six months ended June 30, 2014.

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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion above.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion above.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that use primarily market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or OIS curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. The Company also considers certain adjustments to the modeled price which market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. The Company incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the collateral available and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,606	$—	$18,606	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	30	30	—	—
Total securities available for sale	18,662	30	18,632	—
Residential loans held for sale	318	—	318	—
Commercial loans held for sale	79	—	79	—
Total loans held for sale	397	—	397	—
Derivative assets:
Interest rate swaps	639	—	639	—
Foreign exchange contracts	172	—	172	—
Other contracts	11	—	11	—
Total derivative assets	822	—	822	—
Venture capital investments and other investments	5	—	4	1
Total assets	$19,886	$30	$19,855	$1
Derivative liabilities:
Interest rate swaps	$540	$—	$540	$—
Foreign exchange contracts	167	—	167	—
Other contracts	6	—	6	—
Total derivative liabilities	713	—	713	—
Total liabilities	$713	$—	$713	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,606	$—	$18,606	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,656	23	18,633	—
Residential loans held for sale	213	—	213	—
Commercial loans held for sale	43	—	43	—
Total loans held for sale	256	—	256	—
Derivative assets:
Interest rate swaps	613	—	613	—
Foreign exchange contracts	170	—	170	—
Other contracts	7	—	7	—
Total derivative assets	790	—	790	—
Venture capital investments and other investments	5	—	—	5
Total assets	$19,707	$23	$19,679	$5
Derivative liabilities:
Interest rate swaps	$600	$—	$600	$—
Foreign exchange contracts	164	—	164	—
Other contracts	9	—	9	—
Total derivative liabilities	773	—	773	—
Total liabilities	$773	$—	$773	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Beginning of period balance	$1	$6	$5	$5
Purchases, issuances, sales and settlements:
Purchases	—	—	1	—
Sales	—	—	—	—
Settlements	—	—	—	—
Other net gains	—	—	—	1
Transfers from Level 3 to Level 2	—	—	(5)	—
Balance as of period end	$1	$6	$1	$6
Net unrealized gain included in net income for the year relating to assets held at period end	$—	$—	$1	$—
In March 2015, the Company transferred $5 million of securities from Level 3 to Level 2. The fair values of these securities are based on security prices in the market that are not active.

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At June 30, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.4 years (range of 2.8 - 5.9 years), weighted-average constant prepayment rate of 11.7% (range of 11.5% - 22.2%) and weighted-average discount rate of 9.8% (range of 9.1% - 18.1%). At December 31, 2014, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.2 years (range of 2.8 - 6.6 years), weighted-average constant prepayment rate of 12.4% (range of 10.4% - 22.6%) and weighted-average discount rate of 9.8% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 7 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Impaired collateral-dependent loans	($10)	($19)	($13)	($94)
MSRs	6	(1)	7	3
Foreclosed assets	(1)	—	(2)	(1)

The following tables present assets and liabilities measured at fair value on a nonrecurring basis:

	June 30, 2015				December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$87	$—	$87	$—	$102	$—	$102	$—
MSRs	180	—	—	180	166	—	—	166
Foreclosed assets	34	—	34	—	40	—	40	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,567	$5,611	$—	$—	$5,567	$5,611	$—	$—
Other investment securities	866	866	—	—	866	866	—	—
Other loans held for sale	300	300	—	—	—	—	300	300
Loans and leases	96,538	96,700	—	—	87	87	96,451	96,613
Financial Liabilities:
Deposits	100,615	100,620	—	—	100,615	100,620	—	—
Federal funds purchased and securities sold under agreements to repurchase	3,784	3,784	—	—	3,784	3,784	—	—
Other short-term borrowed funds	6,762	6,762	—	—	6,762	6,762	—	—
Long-term borrowed funds	3,890	3,871	—	—	3,890	3,871	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,148	$5,193	$—	$—	$5,148	$5,193	$—	$—
Other investment securities	872	872	—	—	872	872	—	—
Other loans held for sale	25	25	—	—	—	—	25	25
Loans and leases	93,410	93,674	—	—	102	102	93,308	93,572
Financial Liabilities:
Deposits	95,707	95,710	—	—	95,707	95,710	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,276	4,276	—	—	4,276	4,276	—	—
Other short-term borrowed funds	6,253	6,253	—	—	6,253	6,253	—	—
Long-term borrowed funds	4,642	4,706	—	—	4,642	4,706	—	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital and capital ratio information evidencing the Company’s transition from Basel I regulatory accounting as of December 31, 2014 to Basel III regulatory accounting as of June 30, 2015. Basel I requirements did not include the common equity tier I capital ratio. Certain Basel III requirements are subject to phase-in through 2018, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity that are included in AOCI.

	Transitional Basel III
						FDIC Requirements
		Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)		Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015	Basel III
Common equity tier 1 capital		$13,270	11.8%	$5,046	4.5%	$7,289	6.5%
Tier 1 capital to risk-weighted assets		13,517	12.1	6,728	6.0	8,970	8.0
Total capital to risk-weighted assets		17,123	15.3	8,970	8.0	11,213	10.0
Tier 1 capital to average assets (leverage)		13,517	10.4	5,180	4.0	6,475	5.0
As of December 31, 2014	Basel I
Tier 1 common equity		$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital to risk-weighted assets		13,173	12.4	$4,239	4.0%	$6,358	6.0%
Total capital to risk-weighted assets		16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 capital to average assets (leverage)		13,173	10.6	4,982	4.0	6,227	5.0

In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. Common dividends paid in 2014 included a $333 million special dividend, which was paid to RBS concurrently with issuance of tier 2 subordinated debt in the same amount. The Company undertook these paired transactions to reduce excess common equity without impacting the level of total regulatory capital or the total risk-based capital ratio.
The earnings impact of goodwill impairment recognized by CBNA has put the bank subsidiary in the position of having to request specific approval from the OCC before executing capital distributions to its parent, CFG. This requirement will be in place through the fourth quarter of 2015. However, irrespective of the ability of the subsidiary banks to pay dividends, the Company had liquid assets as of June 30, 2015 that were in excess of $383 million on a non-consolidated basis, compared to an annual interest burden on existing subordinated debt of approximately $104 million.
On March 13, 2014, the OCC determined that CBNA no longer meets the condition to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity, although it continues to collect commissions on certain outstanding insurance policies. CBNA has entered into an agreement with the OCC (the “OCC Agreement”) pursuant to which the Company has developed and submitted to the OCC a remediation plan, that set forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary and the schedule for achieving that objective. Until CBNA addresses the deficiencies to the OCC’s satisfaction, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC. The OCC Agreement provides that if CBNA fails to remediate the deficiencies it may have to divest itself of its financial subsidiaries and comply with any additional limitations or conditions on its conduct as the OCC may impose.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EXIT COSTS AND RESTRUCTURING RESERVES
For the six months ended June 30, 2015, the Company incurred $26 million of restructuring costs, consisting of $17 million of facilities costs in occupancy, $6 million in outside services, and $3 million in salaries and employee benefits, substantially completing the restructuring initiatives designed to enhance operating efficiencies and reduce expense growth. For the year ended December 31, 2014, the Company incurred $101 million of restructuring costs related to these initiatives, including $41 million of salaries and employee benefits, $18 million of facilities costs (including $6 million of building impairment) in occupancy, $24 million in outside services, $6 million in software expense reported in amortization of software, and $12 million in other operating expenses.
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
For segment reporting, all of these restructuring costs are reported within Other. See Note 19 “Business Segments” for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2014	$2	$24	$—	$26
Additions	43	24	57	124
Reversals	(1)	(5)	(4)	(10)
Utilization	(21)	(25)	(50)	(96)
Reserve balance as of December 31, 2014	23	18	3	44
Additions	5	17	6	28
Reversals	(2)	—	—	(2)
Utilization	(5)	(8)	(5)	(18)
Reserve balance as of June 30, 2015	$21	$27	$4	$52

NOTE 18 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2014	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	120	188	—	308
Other-than-temporary impairment not recognized in earnings on securities	—	(21)	—	(21)
Amounts reclassified from other comprehensive income	13	(12)	2	3
Net other comprehensive income	133	155	2	290
Balance at June 30, 2014	($165)	$64	($257)	($358)
Balance at January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income (loss) before reclassifications	60	(20)	—	40
Other-than-temporary impairment not recognized in earnings on securities	—	(18)	—	(18)
Amounts reclassified from other comprehensive income (loss)	(4)	(9)	4	(9)
Net other comprehensive income (loss)	56	(47)	4	13
Balance at June 30, 2015	($13)	$27	($373)	($359)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reports the amounts reclassified out of each component of AOCI and into the unaudited interim Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Details about AOCI Components					Affected Line Item in the unaudited interim Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$17	$18	$35	$36	Interest income
	(14)	(27)	(29)	(56)	Interest expense
	3	(9)	6	(20)	Income before income tax expense
	1	(3)	2	(7)	Income tax expense
	$2	($6)	$4	($13)	Net income
Reclassification of net securities gains (losses) to net income:	$9	$—	$17	$25	Securities gains, net
	(2)	(2)	(3)	(6)	Net impairment losses recognized in earnings
	7	(2)	14	19	Income before income tax expense
	2	—	5	7	Income tax expense
	$5	($2)	$9	$12	Net income
Reclassification of changes related to defined benefit pension plans:	($4)	($1)	($7)	($3)	Salaries and employee benefits
	(4)	(1)	(7)	(3)	Income before income tax expense
	(2)	—	(3)	(1)	Income tax expense
	($2)	($1)	($4)	($2)	Net income
Total reclassification gains (losses)	$5	($9)	$9	($3)	Net income

The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net interest income (includes $3, ($9), $6 and ($20) of AOCI reclassifications, respectively)	$840	$833	$1,676	$1,641
Provision for credit losses	77	49	135	170
Noninterest income (includes $7, ($2), $14 and $19 of AOCI reclassifications, respectively)	360	640	707	998
Noninterest expense (includes $4, $1, $7 and $3 of AOCI reclassifications, respectively)	841	948	1,651	1,758
Income before income tax expense	282	476	597	711
Income tax expense (includes $1, ($3), $4 and ($1) income tax net expense from reclassification items, respectively)	92	163	198	232
Net income	$190	$313	$399	$479

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
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $2.5 billion and provides a full complement of financial products and solutions, including loans, leases, trade financing, deposits, cash management, commercial cards, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, professionals, oil & gas, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused in the Company’s footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). A key component of Commercial Banking’s growth strategy is to bring ideas to clients that help their businesses thrive, and in doing so, expand the loan portfolio and ancillary product sales.
Non-segment Operations
Other
In addition to non-segment operations, Other includes certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. For example, Other includes goodwill and any associated goodwill impairment charges.

	As of and for the Three Months Ended June 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$544	$286	$10	$840
Noninterest income	230	108	22	360
Total revenue	774	394	32	1,200
Noninterest expense	613	181	47	841
Profit (loss) before provision for credit losses	161	213	(15)	359
Provision for credit losses	60	7	10	77
Income (loss) before income tax expense (benefit)	101	206	(25)	282
Income tax expense (benefit)	35	71	(14)	92
Net income (loss)	$66	$135	($11)	$190
Total average assets	$52,489	$42,617	$40,415	$135,521

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Three Months Ended June 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$546	$264	$23	$833
Noninterest income	236	107	297	640
Total revenue	782	371	320	1,473
Noninterest expense	655	157	136	948
Profit before provision for credit losses	127	214	184	525
Provision for credit losses	59	(2)	(8)	49
Income before income tax expense	68	216	192	476
Income tax expense	24	75	64	163
Net income	44	141	128	313
Total average assets	$48,556	$38,022	$40,570	$127,148

	As of and for the Six Months Ended June 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,077	$562	$37	$1,676
Noninterest income	449	208	50	707
Total revenue	1,526	770	87	2,383
Noninterest expense	1,209	354	88	1,651
Profit (loss) before provision for credit losses	317	416	(1)	732
Provision for credit losses	123	(14)	26	135
Income (loss) before income tax expense (benefit)	194	430	(27)	597
Income tax expense (benefit)	67	148	(17)	198
Net income (loss)	$127	$282	($10)	$399
Total average assets	$52,048	$42,114	$40,267	$134,429

	As of and for the Six Months Ended June 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,083	$520	$38	$1,641
Noninterest income	455	214	329	998
Total revenue	1,538	734	367	2,639
Noninterest expense	1,293	310	155	1,758
Profit before provision for credit losses	245	424	212	881
Provision for credit losses	129	(7)	48	170
Income before income tax expense	116	431	164	711
Income tax expense	40	149	43	232
Net income	76	282	121	479
Total average assets	$48,085	$37,491	$39,959	$125,535

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 20 - SHARE-BASED COMPENSATION
During the six months ended June 30, 2015, the Company granted 1,108,779 Company share-based awards to employees pursuant to the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”) with an aggregate grant date fair value of $28 million, which has been estimated using the fair value of the Company’s shares on the grant date. In addition, during the same period, 31,438 Company share-based awards were granted to non-employee directors pursuant to the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (“Directors Plan”) with an aggregate grant date fair value of $1 million.
The total number of Company unvested share-based awards as of June 30, 2015 was 3,441,718, which includes awards granted under the Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan and the Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (collectively, the “Converted Equity Plans”), the Omnibus Plan, and the Directors Plan. There are 61 million shares of Company common stock available for awards to be granted under the share plans (including the Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”)). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Compensation expense related to the share plans (including the ESPP) was $9 million for the three months ended June 30, 2015. There was no compensation expense for the three months ended June 30, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to the share plans (including the ESPP) was $15 million and $19 million for the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015, the total unrecognized compensation expense for nonvested equity awards granted was $24 million.
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

Employee Share Plans Following the IPO
Omnibus Incentive Plan
In connection with the IPO, the Company adopted the Omnibus Plan. This plan permits the Company to grant a variety of awards to employees and service providers. Certain employees have received share grants under this plan as an element of fixed compensation for service in a “Material Risk Taker” role (as defined by the European Banking Authority). These shares were fully vested at grant, but are subject to a retention period which lapses ratably over three to five years. In addition, the Company has also awarded to certain employees immediately vested shares, time-based restricted stock units and performance-based restricted stock units pursuant to the Omnibus Plan. If a dividend is paid on shares underlying the Omnibus Plan awards prior to the date

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to stockholders generally.
Director Compensation Plan
In connection with the IPO, the Company adopted the Directors Plan. Grants of restricted stock units have been made to the Company’s non-employee directors under this plan as compensation for their services pursuant to the Citizens Financial Group, Inc. Directors Compensation Policy. If a dividend is paid on shares underlying the stock units prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to stockholders generally. In the event that a director ceases to serve on the Board of Directors prior to the vesting date for any reason other than under circumstances which would constitute cause, the restricted stock units will fully vest on the date of the director’s cessation from service.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the ESPP, which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Effective as of the fourth quarter of 2014 eligible employees may contribute up to 10% of eligible compensation to the ESPP, except that the limit for the first 2014 offering period was 50% of eligible compensation. No participant may purchase shares in any year with a value exceeding $25,000. Offering periods under the ESPP are quarterly.
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

NOTE 21 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except share and per-share data)	2015	2014	2015	2014
Numerator (basic and diluted):
Net income	$190	$313	$399	$479
Less: Preferred stock dividends	—	—	—	—
Net income available to common stockholders	$190	$313	$399	$479
Denominator:
Weighted-average common shares outstanding - basic	537,729,248	559,998,324	541,986,653	559,998,324
Dilutive common shares: share-based awards	2,180,118	—	2,817,615	—
Weighted-average common shares outstanding - diluted	539,909,366	559,998,324	544,804,268	559,998,324
Earnings per common share:
Basic	$0.35	$0.56	$0.74	$0.86
Diluted	0.35	0.56	0.73	0.86

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, plus the effect of potential dilutive common shares such as share-based awards, using the treasury stock method. Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive.
On August 22, 2014, the Company declared and made effective a 165,582-for-1 forward stock split of common stock. As a result, all share and per share data have been restated to reflect the effect of the split.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Deposit insurance	$26	$26	$60	$46
Promotional expense	29	21	51	41
Settlements and operating losses	15	35	23	64
Postage and delivery	11	12	23	25
Other	58	77	115	141
Other operating expense	$139	$171	$272	$317

NOTE 23 - SUBSEQUENT EVENTS
On August 3, 2015, RBS completed the sale of 98,900,000 shares, or 18.4%, of CFG’s outstanding common stock, at a public offering price of $26.00 per share. On the same day, CFG used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS at $26.00 per share. Immediately following the completion of this stock repurchase transaction, RBS owned 110,461,782 shares, or 20.9%, of CFG’s outstanding common stock.
On July 21, 2015, the Company announced a quarterly cash dividend of $0.10 per share, or $53 million, payable on August 17, 2015 to shareholders of record at the close of business on August 3, 2015.

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

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
We derived the summary Consolidated Operating Data for the three and six months ended June 30, 2015 and 2014 and the summary Consolidated Balance Sheet data as of June 30, 2015 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and six months ended June 30, 2015 are not necessarily indicative of those to be expected for the year ending December 31, 2015 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2015	2014	2015	2014
OPERATING DATA:
Net interest income	$840	$833	$1,676	$1,641
Noninterest income	360	640	707	998
Total revenue	1,200	1,473	2,383	2,639
Provision for credit losses	77	49	135	170
Noninterest expense	841	948	1,651	1,758
Income before income tax expense	282	476	597	711
Income tax expense	92	163	198	232
Net income	$190	$313	$399	$479
Net income per common share - basic (2)	0.35	0.56	0.74	0.86
Net income per common share - diluted (2)	0.35	0.56	0.73	0.86
OTHER OPERATING DATA:
Return on average common equity (3) (6)	3.94%	6.41%	4.15%	4.96%
Return on average tangible common equity (1) (6)	5.90	9.59	6.21	7.45
Return on average total assets (4) (6)	0.56	0.99	0.60	0.77
Return on average total tangible assets (1) (6)	0.59	1.04	0.63	0.81
Efficiency ratio (1)	70.02	64.33	69.27	66.58
Net interest margin (5) (6)	2.72	2.87	2.74	2.88

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	June 30, 2015	December 31, 2014
BALANCE SHEET DATA:
Total assets	$137,251	$132,857
Loans and leases (7)	96,538	93,410
Allowance for loan and lease losses	1,201	1,195
Total securities	25,095	24,676
Goodwill	6,876	6,876
Total liabilities	117,665	113,589
Total deposits	100,615	95,707
Federal funds purchased and securities sold under agreements to repurchase	3,784	4,276
Other short-term borrowed funds	6,762	6,253
Long-term borrowed funds	3,890	4,642
Total stockholders’ equity	19,586	19,268
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.24%	1.28%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	114	109
Nonperforming loans and leases as a percentage of total loans and leases	1.09	1.18
Capital Ratios:(8)
CET1 capital ratio (9)	11.8	12.4
Tier 1 capital ratio (10)	12.1	12.4
Total capital ratio (11)	15.3	15.8
Tier 1 leverage ratio (12)	10.4	10.6

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
(6) Operating ratios for the periods ended June 30, 2015 and 2014 are presented on an annualized basis.
(7) Excludes loans held for sale of $697 million and $281 million as of June 30, 2015 and December 31, 2014, respectively.
(8) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of June 30, 2015 are prepared using the Basel III Standardized transitional approach. The capital ratios and associated components for periods December 31, 2014 and prior are prepared under the Basel I general risk-based capital rule.
(9) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(10) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 capital ratio” reported prior to January 1, 2015, represented tier 1 capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(11) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach. The “Total capital ratio” reported prior to January 1, 2015, represented total capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(12) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach. The “tier 1 leverage ratio” reported prior to January 1, 2015, represented tier 1 capital divided by quarterly average total assets as defined under the Basel I general risk-based capital rule.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We were the 13th largest retail bank holding company in the United States as of June 30, 2015, according to SNL Financial, with $137.3 billion of total assets. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,900 employees strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through our two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Consumer Banking accounted for $50.6 billion and $46.9 billion, or approximately 53% of our average loan and lease balances (including loans held for sale) for both the six months ended June 30, 2015 and 2014. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.
Commercial Banking accounted for $40.9 billion and $37.0 billion, or approximately 43% and 42% of our average loan and lease balances (including loans held for sale) for the six months ended June 30, 2015 and 2014, respectively. Commercial Banking offers a broad complement of financial products and solutions, including lending and leasing, trade financing, deposit and treasury management, foreign exchange and interest rate risk management, corporate finance and debt and equity capital markets capabilities.
As of June 30, 2015 and December 31, 2014, we had $2.7 billion and $3.1 billion, respectively, of non-core asset balances, which were included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009, and the portfolio decreased a further 12% as of June 30, 2015 compared to December 31, 2014. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally).
Recent Events
On August 3, 2015, RBS completed the sale of 98,900,000 shares, or 18.4%, of CFG’s outstanding common stock, at a public offering price of $26.00 per share. On the same day, CFG used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS at $26.00 per share. Immediately following the completion of this stock repurchase transaction, RBS owned 110,461,782 shares, or 20.9%, of CFG’s outstanding common stock. See Note 9 “Stockholders’ Equity” and Note 23 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 - Financial Statements, included elsewhere in this report.
On July 21, 2015, in connection with the release of our second quarter financial results, we highlighted that:

•
We continue to execute broadly well against our key strategic initiatives. This has resulted in positive operating leverage, excluding restructuring charges and special items, which is delivering improved financial performance.

•	We have developed a series of new revenue and efficiency initiatives intended primarily to offset a slower build on select fee-based businesses, and the effect of net interest margin pressure.

•
The current forward fed funds curve creates a revenue headwind in 2016 versus prior expectation given our asset-sensitive balance sheet. As a result, achievement of our target of a 10% return on ROTCE run rate by the end of 2016 is likely pushed out.

On April 6, 2015, we completed a private offering of $250 million, or 250,000 shares, of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”). The net proceeds of the Preferred Stock offering were used to repurchase 10,473,397 shares of our common stock from RBS, at a purchase price equal to the volume-weighted average price of our common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1, 2015. See Note 9 “Stockholders’ Equity” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 - Financial Statements, included elsewhere in this report.
On March 30, 2015, RBS completed the sale of 155,250,000 shares, or 28%, of our outstanding common stock at a price to the public of $23.75 per share.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macro-economic factors that impact our business include the rate of U.S. economic expansion, unemployment levels, the health of the housing market, inflation and interest rates.
The U.S. economy continued to expand at a moderate pace, with real GDP rising by 2.3% in the three months ended June 30, 2015, following 0.6% growth in the three months ended March 31, 2015. Growth in household spending has been moderate and the housing sector has shown additional improvement with the three month average of existing home sales rising to 5.3 million units from 5.0 million in the previous quarter. Business fixed investment and net exports remained soft.
The labor market continued to improve, with solid job gains and declining unemployment. The U.S. unemployment rate dropped to 5.3% at June 30, 2015 from 5.5% at March 31, 2015. Average monthly nonfarm payrolls increased by 221,000 in the three months ended June 30, 2015, after increasing a revised 195,000 in the three months ended March 31, 2015.
The FRB maintained very accommodative monetary policy conditions during the three months ended June 30, 2015, continuing to target a zero to 0.25% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Inflation levels remain below the FRB’s longer-term objective of 2%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices is expected to bring inflation closer to the FRB’s inflation objective.

Credit trends
Credit trends continued to improve in the second quarter of 2015 as evidenced by a continued reduction in nonperforming loans year over year. Net charge-offs in the second quarter of 2015 of $78 million increased $10 million from $68 million in the second quarter of 2014. The increase in net charge-offs is tied to higher balances and lower commercial recoveries. Annualized net charge-offs as a percentage of total average loans increased slightly to 0.33% in the second quarter of 2015, compared to 0.31% in the second quarter of 2014.
Credit trends continued to improve in the first six months of 2015 as evidenced by a continued reduction in both net charge-offs and nonperforming loans year over year. Net charge-offs in the first six months of 2015 of $132 million decreased $23 million from $155 million in the first six months of 2014, driven by improving credit conditions and recoveries. Annualized net charge-offs as a percentage of total average loans improved to 0.28% in the first six months of 2015, compared to 0.36% in the first six months of 2014. Nonperforming loans also improved year over year from 1.35% of total loans at June 30, 2014 to 1.09% at June 30, 2015. Asset quality remained strong and within expectations.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk.”
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2014 and through the six months ended June 30, 2015, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2014 and through the six months ended June 30, 2015, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

29, 2014 and the economic recovery strengthens in the United States. More recently the FRB has discussed ways to normalize monetary policy, specifically steps to raise the federal funds rate and other short-term interest rates to more normal levels. As of June 30, 2015, the FRB had ended its asset purchases of Treasury securities and agency mortgage-backed securities. However, until further notice, the FRB will continue to re-invest runoff from its $1.7 trillion mortgage-backed portfolio.
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
HELOC Payment Shock
Recent attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of June 30, 2015, approximately 23% of our $15.4 billion HELOC portfolio, or $3.5 billion in drawn balances were subject to a payment reset or balloon payment between July 1, 2015 and December 31, 2017, including $188 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
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
As of June 30, 2015, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2013 and 2014, 93% of the balances were refinanced, paid off or were current on payments, 4% were past due and 3% had been charged off. As of June 30, 2015, for the $1.3 billion in balances originally structured with a reset period in 2015, 95.6% of the balances were refinanced, paid off or were current on payments, 3.7% were past due and 0.6% had been charged off. A total of $551 million of these balances are scheduled to reset in the last six months of 2015. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Investment in our business
We regularly incur expenses associated with investments in our infrastructure and, from 2010 to 2014, we invested more than $1.3 billion in infrastructure and technology, and plan to invest a total of $240 million in 2015 and about $220 million in 2016. We invested $100 million in our infrastructure spend in the first six months of 2015. These investments, which are designed to lower our costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Services platform in 2014. In 2015 we are enhancing our data resiliency by investing in a new back up data center. These investments also involved spending to prepare for the planned rollout of our new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.
Operating expenses to operate as a fully independent public company
As part of our transition to a stand-alone company, we expect to incur cumulative one-time expenditures of approximately $52 million through the end of 2015, including capitalized costs of approximately $18 million, as well as ongoing incremental expenses of approximately $34 million per year. These ongoing costs include higher local charges associated with exiting worldwide vendor relationships and incremental expenses to support information technology, compliance, corporate governance, regulatory, financial and risk infrastructure that are necessary to enable us to operate as a fully stand-alone public company.

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

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading account assets and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading account assets and are carried at fair value. Realized and unrealized gains and losses on such assets are reported in noninterest income. Other investment securities are composed mainly of FHLB stock and FRB stock, which are carried at cost.

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

Borrowed funds
As of June 30, 2015, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of June 30, 2015, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 8 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Derivatives

We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present net income and return on average tangible common equity, net of restructuring charges and special items for the three and six months ended June 30, 2015 and 2014. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.
We also considered pro forma capital ratios defined by banking regulators but not effective at each period end to be non-GAAP financial measures. Since analysts and banking regulators may evaluate our capital adequacy using these pro forma ratios, we believe they are useful to provide investors the ability to assess our capital adequacy on the same basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions, except per-share amounts)	Ref.	2015	2014	2015	2014
Net income (GAAP)	A	$190	$313	$399	$479

Return on average tangible common equity:
Average common equity (GAAP)		$19,391	$19,607	$19,399	$19,489
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		5	7	5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		437	369	430	360
Average tangible common equity (non-GAAP)	B	$12,947	$13,093	$12,948	$12,966
Return on average tangible common equity (non-GAAP)(1)	A/B	5.90%	9.59%	6.21%	7.45%

Return on average total tangible assets:
Average total assets (GAAP)		$135,521	$127,148	$134,429	$125,535
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		5	7	5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		437	369	430	360
Average tangible assets (non-GAAP)	C	$129,077	$120,634	$127,978	$119,012
Return on average total tangible assets (non-GAAP)(1)	A/C	0.59%	1.04%	0.63%	0.81%

Efficiency ratio:
Noninterest expense (GAAP)	D	$841	$948	$1,651	$1,758
Net interest income (GAAP)		840	833	1,676	1,641
Noninterest income (GAAP)		360	640	707	998
Total revenue (GAAP)	E	$1,200	$1,473	$2,383	$2,639
Efficiency ratio (non-GAAP)	D/E	70.02%	64.33%	69.27%	66.58%

Noninterest expense excluding restructuring charges and special items:
Noninterest expense (GAAP)	D	$841	$948	$1,651	$1,758
Less: Restructuring charges (GAAP)		25	103	26	103
Less: Special items(2)		15	12	24	12
Noninterest expense, excluding restructuring charges and special items (non-GAAP)	F	$801	$833	$1,601	$1,643

Net income, excluding restructuring charges and special items:
Net income (GAAP)	A	$190	$313	$399	$479
Add: Restructuring charges (GAAP)		15	64	16	64
Less: Net gain on the Chicago Divestiture (GAAP)		—	180	—	180
Add: Special items(2)		10	8	15	8
Net income, excluding restructuring charges and special items (non-GAAP)	G	$215	$205	$430	$371
Return on average tangible common equity, excluding restructuring charges and special items (non-GAAP) (1)	G/B	6.67%	6.28%	6.70%	5.77%

(1) Ratios for the periods ended June 30, 2015 and 2014 are presented on an annualized basis.
(2) Special items include expenses related to rebranding, separation from RBS, and regulatory expenses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,
		2015				2014
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income:
Net income (loss) (GAAP)	H	$66	$135	($11)	$190	$44	$141	$128	$313

Efficiency ratio:
Total revenue (GAAP)	I	$774	$394	$32	$1,200	$782	$371	$320	$1,473
Noninterest expense (GAAP)	J	$613	$181	$47	$841	$655	$157	$136	$948
Efficiency ratio (non-GAAP)	J/I	79.25%	46.07%	NM	70.02%	83.61%	42.36%	NM	64.33%

Return on average total tangible assets:
Average total assets (GAAP)		$52,489	$42,617	$40,415	$135,521	$48,556	$38,022	$40,570	$127,148
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	437	437	—	—	369	369
Average total tangible assets (non-GAAP)	K	$52,489	$42,617	$33,971	$129,077	$48,556	$38,022	$34,056	$120,634
Return on average total tangible assets (non-GAAP)(1)	H/K	0.51%	1.27%	NM	0.59%	0.37%	1.50%	NM	1.04%

Return on average tangible common equity:
Average common equity (GAAP)(3)		$4,681	$4,625	$10,085	$19,391	$4,640	$4,129	$10,838	$19,607
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	437	437	—	—	369	369
Average tangible common equity (non-GAAP)(3)	L	$4,681	$4,625	$3,641	$12,947	$4,640	$4,129	$4,324	$13,093
Return on average tangible common equity (non-GAAP)(1)(3)	H/L	5.66%	11.69%	NM	5.90%	3.87%	13.78%	NM	9.59%
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Six Months Ended June 30, 2015
		2015				2014
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income:
Net income (loss) (GAAP)	H	$127	$282	($10)	$399	$76	$282	$121	$479

Efficiency ratio:
Total revenue (GAAP)	I	$1,526	$770	$87	$2,383	$1,538	$734	$367	$2,639
Noninterest expense (GAAP)	J	$1,209	$354	$88	$1,651	$1,293	$310	$155	$1,758
Efficiency ratio (non-GAAP)	J/I	79.25%	46.04%	NM	69.27%	84.00%	42.25%	NM	66.58%

Return on average total tangible assets:
Average total assets (GAAP)		$52,048	$42,114	$40,267	$134,429	$48,085	$37,491	$39,959	$125,535
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	430	430	—	—	360	360
Average total tangible assets (non-GAAP)	K	$52,048	$42,114	$33,816	$127,978	$48,085	$37,491	$33,436	$119,012
Return on average total tangible assets (non-GAAP)(1)	H/K	0.49%	1.35%	NM	0.63%	0.32%	1.52%	NM	0.81%

Return on average tangible common equity:
Average common equity (GAAP)(3)		$4,665	$4,576	$10,158	$19,399	$4,609	$4,076	$10,804	$19,489
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	430	430	—	—	360	360
Average tangible common equity (non-GAAP)(3)	L	$4,665	$4,576	$3,707	$12,948	$4,609	$4,076	$4,281	$12,966
Return on average tangible common equity (non-GAAP)(1)(3)	H/L	5.48%	12.41%	NM	6.21%	3.35%	13.97%	NM	7.45%
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Highlights
For the second quarter of 2015:

•
Net income of $190 million in the second quarter decreased $123 million, compared to $313 million in the second quarter of 2014, driven by a $133 million decrease in restructuring charges and special items. Excluding the restructuring charges and special items, net income increased $10 million, or 5%, to $215 million(1), compared to $205 million(1) in the second quarter of 2014;

•
Net interest income of $840 million in the second quarter of 2015 increased $7 million, or 1%, compared to $833 million in the second quarter of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs;

•
Net interest margin of 2.72% in the second quarter of 2015 decreased 15 basis points, compared to 2.87% in the second quarter of 2014 given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs and the impact of the Chicago Divestiture;

•
Noninterest income of $360 million in the second quarter of 2015 decreased $280 million, or 44%, compared to $640 million in the second quarter of 2014, driven by a $288 million pre-tax gain in the second quarter of 2014 related to the Chicago Divestiture. Excluding the gain, noninterest income increased approximately $8 million, driven by higher mortgage banking fees, securities gains and capital markets fees partially offset by a reduction in other income from second quarter 2014 levels which included a $9 million gain on a student loan portfolio;

•
Noninterest expense of $841 million in the second quarter of 2015 declined $107 million compared with the second quarter of 2014 driven by a $75 million decrease in restructuring charges and special items, including a decrease related to the Chicago Divestiture;

•
Provision for credit losses totaled $77 million in the second quarter of 2015, up $28 million, or 57%, from $49 million in the second quarter of 2014, as the benefit of continued improvement in overall credit quality was more than offset by the impact of loan growth and lower commercial recoveries. The second quarter of 2015 included a $1 million reserve release compared to a $19 million release in the second quarter of 2014;

•
Return on average tangible common equity ratio was 5.90%(1) in the second quarter of 2015 compared to 9.59%(1) in the second quarter of 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.67%(1) from 6.28%(1) from the second quarter of 2014;

•
Average loans and leases of $95.6 billion increased $7.6 billion, or 9%, from $88.0 billion in the second quarter of 2014, driven by growth in commercial and commercial real estate and an increase in auto, student and residential mortgages, partially offset by a decrease in home equity outstandings and a $725 million reduction in the non-core loan portfolio;

•
Average interest-bearing deposits of $72.1 billion increased $10.5 billion, or 17%, from $61.6 billion (excluding deposits held for sale) in the second quarter of 2014, driven by growth in all deposit products;

•
Net charge-offs of $78 million increased $10 million, or 15%, from $68 million in the second quarter of 2014 as the benefit of continued improvement in asset quality and a reduction in underlying consumer net charge-offs was offset by a return to more normalized levels of commercial net charge-offs, and an increase in non-core net charge-offs. The allowance for loan and lease losses of $1.2 billion remained relatively stable compared to the fourth quarter of 2014. Allowance for loan and lease losses to total loans and leases was 1.24% as of June 30, 2015, compared with 1.28% as of December 31, 2014. Allowance for loan and lease losses to non-performing loans and leases ratio was 114% as of June 30, 2015, compared with 109% as of December 31, 2014; and

•	Net income per average common share, basic and diluted, was $0.35 compared to $0.56 in the second quarter of 2014.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

Results of Operations — Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Highlights
For the first six months of 2015:

•
Net income of $399 million in the first six months decreased $80 million, compared to $479 million in the first six months of 2014, driven by a $139 million decrease in restructuring charges and special items;

•
Net income included $31 million in after-tax restructuring charges and special noninterest expense items, compared with a $180 million after-tax gain related to the Chicago Divestiture and $72 million after-tax in restructuring charges and special noninterest expense items in the first six months of 2014. Excluding the restructuring charges and special items, net income increased $59 million, or 16%, to $430 million(1), compared to $371 million(1) in the first six months of 2014;

•
Net interest income of $1.7 billion in the first six months of 2015 increased $35 million, or 2%, compared to $1.6 billion in the first six months of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs;

•
Net interest margin of 2.74% in the first six months of 2015 decreased 14 basis points, compared to 2.88% in the first six months of 2014 given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs and the impact of the Chicago Divestiture;

•
Noninterest income of $707 million in the first six months of 2015 decreased $291 million, or 29%, compared to $998 million in the first six months of 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, noninterest income remained relatively stable as strength in mortgage banking and capital markets fee income was offset by lower service charges and fees, card fees, and trust and investment services fees, which included the impact of the Chicago Divestiture. Securities gains were also lower;

•
Noninterest expense of $1.7 billion in the first six months of 2015 was down $107 million, or 6%, compared with the first six months of 2014 driven by a $65 million decrease in restructuring charges and special items, including the impact of the Chicago Divestiture;

•
Provision for credit losses totaled $135 million in the first six months of 2015, down $35 million, or 21%, from $170 million in the first six months of 2014, reflecting continued improvement in credit quality and an improvement in total retail net charge-offs. The first six months of 2015 included a $3 million reserve build compared to a $15 million build in the first six months of 2014;

•
Return on average tangible common equity ratio was 6.21%(1) for the first six months of 2015 compared to 7.45%(1) for the first six months of 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.70%(1) from 5.77%(1) from the first six months of 2014;

•
Average loans and leases of $94.8 billion increased $7.6 billion, or 9%, from $87.2 billion in the first six months of 2014, driven by commercial loan growth across most products, and an increase in auto, residential mortgage, and student loans, partially offset by a decrease in home equity outstandings and a $727 million reduction in the non-core loan portfolio;

•
Average interest-bearing deposits of $71.0 billion increased $9.4 billion, or 15%, from $61.6 billion (excluding deposits held for sale) in the first six months of 2014, driven by growth in all deposit products;

•
Net charge-offs of $132 million decreased $23 million, or 15%, from $155 million in the first six months of 2014 reflecting continued improvement in credit quality and an improvement in total retail net charge-offs. The allowance for loan and lease losses of $1.2 billion increased $6 million compared to the fourth quarter of 2014. Allowance for loan and lease losses to total loans and leases was 1.24% as of June 30, 2015, compared with 1.28% as of December 31, 2014. Allowance for loan and lease losses to non-performing loans and leases ratio was 114% as of June 30, 2015, compared with 109% as of December 31, 2014; and

•	Net income per average common share, basic and diluted, for the first six months of 2015 was $0.74 and $0.73, respectively, compared to $0.86 in the first six months of 2014.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $190 million in the second quarter of 2015, compared with second quarter 2014 net income of $313 million. Second quarter 2015 results were reduced by $25 million in after-tax restructuring charges and special items, largely related to efforts to improve processes and enhance efficiencies, as well as rebranding and separation from RBS. Second quarter 2014 results included the benefit of a $180 million after-tax gain related to the Chicago Divestiture and $72 million of after-tax of restructuring charges also related to our separation from RBS and enhance efficiencies across the organization. Excluding the restructuring charges and special items, net income increased $10 million, or 5%, from the second quarter of 2014, driven by a $15 million increase in revenue and a $32 million decrease in noninterest expense, partially offset by increased provision expense.
Net income totaled $399 million in the first six months of 2015, down $80 million, or 17%, from $479 million in the first six months of 2014, driven by a $139 million after-tax decrease in restructuring charges and special items. Excluding the restructuring charges and special items, net income of $430 million increased $59 million, or 16%, from the first six months of 2014, driven by a $32 million increase in revenue and $42 million decrease in noninterest expense
The following table details the significant components of our net income for the periods indicated:

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2015	2014	Change		Percent	2015	2014	Change		Percent
Operating Data:
Net interest income	$840	$833	$7		1%	$1,676	$1,641	$35		2%
Noninterest income	360	640	(280)		(44)	707	998	(291)		(29)
Total revenue	1,200	1,473	(273)		(19)	2,383	2,639	(256)		(10)
Provision for credit losses	77	49	28		57	135	170	(35)		(21)
Noninterest expense	841	948	(107)		(11)	1,651	1,758	(107)		(6)
Noninterest expense, excluding restructuring charges and special items (1)	801	833	(32)		(4)	1,601	1,643	(42)		(3)
Income before income tax expense	282	476	(194)		(41)	597	711	(114)		(16)
Income tax expense	92	163	(71)		(44)	198	232	(34)		(15)
Net income	190	313	(123)		(39)	399	479	(80)		(17)
Net income, excluding restructuring charges and special items(1)	215	205	10		5	430	371	59		16
Return on average tangible common equity (1) (2)	5.90%	9.59%	(369	) bps	—	6.21%	7.45%	(124	) bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1) (2)	6.67%	6.28%	39	bps	—	6.70%	5.77%	93	bps	—

(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) Ratios for the periods ended June 30, 2015 and 2014 are presented on an annualized basis.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,054	$1	0.22%	$2,211	$1	0.23%	($157)	(1) bps
Taxable investment securities	25,081	155	2.47	24,579	154	2.51	502	(4)
Non-taxable investment securities	10	—	2.60	11	—	2.60	(1)	—
Total investment securities	25,091	155	2.47	24,590	154	2.51	501	(4)
Commercial	32,855	235	2.83	29,674	229	3.05	3,181	(22)
Commercial real estate	7,947	51	2.55	7,082	45	2.49	865	6
Leases	3,894	25	2.56	3,716	25	2.74	178	(18)
Total commercial	44,696	311	2.75	40,472	299	2.95	4,224	(20)
Residential mortgages	11,980	113	3.76	10,355	106	4.08	1,625	(32)
Home equity loans	3,138	42	5.43	4,015	53	5.31	(877)	12
Home equity lines of credit	15,084	110	2.94	15,563	111	2.85	(479)	9
Home equity loans serviced by others (1)	1,134	20	7.04	1,388	23	6.72	(254)	32
Home equity lines of credit serviced by others (1)	469	3	2.56	627	4	2.74	(158)	(18)
Automobile	13,484	90	2.68	10,528	67	2.54	2,956	14
Student	3,029	38	5.05	2,209	25	4.51	820	54
Credit cards	1,606	44	10.92	1,647	41	9.92	(41)	100
Other retail	986	19	7.61	1,215	22	7.46	(229)	15
Total retail	50,910	479	3.77	47,547	452	3.81	3,363	(4)
Total loans and leases	95,606	790	3.30	88,019	751	3.40	7,587	(10)
Loans held for sale	308	2	2.47	138	1	3.40	170	(93)
Other loans held for sale	146	4	9.63	1,034	10	3.90	(888)	NM
Interest-earning assets	123,205	952	3.08	115,992	917	3.16	7,213	(8)
Allowance for loan and lease losses	(1,198)			(1,286)			88
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,638			5,566			1,072
Total noninterest-earning assets	12,316			11,156			1,160
Total assets	$135,521			$127,148			$8,373
Liabilities and Stockholders’ Equity
Checking with interest	$16,561	$5	0.11%	$13,805	$2	0.06%	$2,756	5 bps
Money market and savings	42,977	29	0.27	38,418	16	0.17	4,559	10
Term deposits	12,576	26	0.81	9,416	16	0.67	3,160	14
Total interest-bearing deposits	72,114	60	0.33	61,639	34	0.22	10,475	11
Interest-bearing deposits held for sale	—	—	—	3,675	2	0.21	(3,675)	(21)
Federal funds purchased and securities sold under agreements to repurchase (2)	4,372	2	0.22	5,709	1	0.09	(1,337)	13
Other short-term borrowed funds	6,498	19	1.18	6,027	30	2.00	471	(82)
Long-term borrowed funds	3,902	31	3.16	1,419	17	4.63	2,483	(147)
Total borrowed funds	14,772	52	1.42	13,155	48	1.46	1,617	(4)
Total interest-bearing liabilities	86,886	112	0.52	78,469	84	0.43	8,417	9
Demand deposits	26,419			25,984			435
Demand deposits held for sale	—			868			(868)
Other liabilities	2,592			2,220			372
Total liabilities	115,897			107,541			8,356
Stockholders’ equity	19,624			19,607			17
Total liabilities and stockholders’ equity	$135,521			$127,148			$8,373
Interest rate spread			2.56			2.73		(17)
Net interest income		$840			$833
Net interest margin			2.72%			2.87%		(15)bps
Memo: Total deposits (interest-bearing and demand)	$98,533	$60	0.24%	$92,166	$36	0.15%	$6,367	9 bps
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2016. See “—Analysis of Financial Condition — June 30, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $840 million in the second quarter of 2015 increased $7 million, or 1%, compared to $833 million in the second quarter of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $7.2 billion, or 6%, from second quarter 2014, as a $4.2 billion increase in average commercial loans and leases, a $3.4 billion increase in average retail loans driven by growth in auto, mortgage, and student loan balances, and a $344 million increase in average investments and interest-bearing deposits, were partially offset by lower home equity outstandings and a reduction in the non-core loan portfolio.
Net interest margin of 2.72% in the second quarter of 2015 decreased 15 basis points from 2.87% in the second quarter of 2014 as a reduction in pay-fixed swap costs was partially offset by continued pressure from the persistent low-rate environment on loan yields and mix, the impact of the Chicago Divestiture, and higher borrowing costs related to the issuance of subordinated debt and senior notes. Average interest-earning asset yields in the second quarter of 2015 of 3.08% declined eight basis points from 3.16% for the same period in 2014, largely reflecting the decline in the loan and lease portfolio yield due to the continued impact of the persistent low-rate environment. Investment portfolio income of $155 million for the three months ended June 30, 2015 increased $1 million, or 1%, compared to the three months ended June 30, 2014, while the yield on investments declined four basis points to 2.47%.
    Total interest-bearing deposit costs for the three months ended June 30, 2015 of $60 million increased $26 million, or 76%, from $34 million in the same period in 2014 and reflected an 11 basis point increase in the rate paid on deposits to 0.33% from 0.22%. The increase in cost of deposits can be attributed to a shift in mix to longer duration deposits including strong growth in term deposits and time deposits as well as money market accounts and the impact of the Chicago Divestiture. The cost of term deposits increased to 0.81% in 2015 from 0.67% in 2014, while rates on money market accounts and savings accounts increased to 0.27% in 2015 from 0.17% in 2014.
Total borrowed funds costs in the second quarter of 2015 of $52 million increased $4 million, or 8%, from $48 million the same period in 2014. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds, pay-fixed swap expense declined to $15 million for the second quarter of 2015 compared to $27 million for the same period in 2014. Excluding the impact of hedging costs, total borrowed funds rates were 1.12% and 0.66% in the second quarter of 2015 and 2014, respectively. The increase in long-term borrowing expense of 147 basis points is due to the addition of $1.5 billion in senior term-debt at a yield of 2.15% as well as a $1.0 billion increase in subordinated debt tied to the bank’s repositioning of its liability and capital structure to better align with peers.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six Months Ended June 30,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,073	$2	0.20%	$1,991	$2	0.23%	$82	(3) bps
Taxable investment securities	25,019	314	2.51	23,980	303	2.53	1,039	(2)
Non-taxable investment securities	10	—	2.60	11	—	2.60	(1)	—
Total investment securities	25,029	314	2.51	23,991	303	2.53	1,038	(2)
Commercial	32,386	461	2.83	29,402	447	3.03	2,984	(20)
Commercial real estate	7,824	101	2.57	6,991	89	2.53	833	4
Leases	3,895	50	2.55	3,720	52	2.79	175	(24)
Total commercial	44,105	612	2.76	40,113	588	2.92	3,992	(16)
Residential mortgages	11,918	225	3.77	10,125	204	4.03	1,793	(26)
Home equity loans	3,234	87	5.41	4,123	108	5.27	(889)	14
Home equity lines of credit	15,196	221	2.94	15,573	220	2.86	(377)	8
Home equity loans serviced by others (1)	1,164	41	7.06	1,420	48	6.75	(256)	31
Home equity lines of credit serviced by others (1)	495	6	2.57	643	9	2.70	(148)	(13)
Automobile	13,210	179	2.73	10,087	126	2.51	3,123	22
Student	2,827	71	5.09	2,235	50	4.47	592	62
Credit cards	1,621	88	11.01	1,639	82	10.13	(18)	88
Other retail	1,013	39	7.60	1,247	46	7.41	(234)	19
Total retail	50,678	957	3.80	47,092	893	3.82	3,586	(2)
Total loans and leases	94,783	1,569	3.32	87,205	1,481	3.40	7,578	(8)
Loans held for sale	275	3	2.41	133	2	3.35	142	(94)
Other loans held for sale	119	6	9.53	1,062	22	4.06	(943)	NM
Interest-earning assets	122,279	1,894	3.10	114,382	1,810	3.17	7,897	(7)
Allowance for loan and lease losses	(1,195)			(1,262)			67
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,469			5,539			930
Total noninterest-earning assets	12,150			11,153			997
Total assets	$134,429			$125,535			$8,894
Liabilities and Stockholders’ Equity
Checking with interest	$16,302	$9	0.11%	$13,562	$4	0.06%	$2,740	5 bps
Money market and savings	42,325	54	0.26	38,667	33	0.17	3,658	9
Term deposits	12,381	49	0.79	9,376	30	0.64	3,005	15
Total interest-bearing deposits	71,008	112	0.32	61,605	67	0.22	9,403	10
Interest-bearing deposits held for sale	—	—	—	3,953	4	0.22	(3,953)	(22)
Federal funds purchased and securities sold under agreements to repurchase (2)	4,489	9	0.41	5,708	16	0.55	(1,219)	(14)
Other short-term borrowed funds	6,732	34	1.00	4,838	49	2.03	1,894	(103)
Long-term borrowed funds	3,916	63	3.21	1,412	33	4.60	2,504	(139)
Total borrowed funds	15,137	106	1.40	11,958	98	1.63	3,179	(23)
Total interest-bearing liabilities	86,145	218	0.51	77,516	169	0.43	8,629	8
Demand deposits	26,089			25,393			696
Demand deposits held for sale	—			932			(932)
Other liabilities	2,679			2,205			474
Total liabilities	114,913			106,046			8,867
Stockholders’ equity	19,516			19,489			27
Total liabilities and stockholders’ equity	$134,429			$125,535			$8,894
Interest rate spread			2.59			2.74		(15)
Net interest income		$1,676			$1,641
Net interest margin			2.74%			2.88%		(14) bps
Memo: Total deposits (interest-bearing and demand)	$97,097	$112	0.23%	$91,883	$71	0.16%	$5,214	7 bps

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2016. See “—Analysis of Financial Condition — June 30, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $1.7 billion in the first six months of 2015 increased $35 million, or 2%, compared to $1.6 billion in the first six months of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $7.9 billion, or 7%, from first six months 2014, as a $3.6 billion increase in average retail loans driven by growth in auto, mortgage, and student loan balances, a $4.0 billion increase in average commercial loans and leases, and a $1.1 billion increase in average investments and interest-bearing deposits, were partially offset by lower home equity loan and line outstandings and a reduction in the non-core loan portfolio.
Net interest margin of 2.74% in the first six months of 2015 decreased 14 basis points from 2.88% in the first six months of 2014 largely reflecting the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs, and the impact of the Chicago Divestiture. Average interest-earning asset yields in the first six months of 2015 of 3.10% declined seven basis points from 3.17% for the same period in 2014, largely reflecting the decline in the loan and lease portfolio yield due to the continued impact of the persistent low-rate environment. Investment portfolio income of $314 million for the six months ended June 30, 2015 increased $11 million, or 4%, compared to the six months ended June 30, 2014, while the yield on the portfolio declined two basis points to 2.51%.
    Total interest-bearing deposit costs for the six months ended June 30, 2015 of $112 million increased $45 million, or 67%, from $67 million in the same period in 2014 and reflected a ten basis point increase in the rate paid on deposits to 0.32% from 0.22%. The increase in cost of deposits reflected strong growth in term deposits and time deposits as well as money market accounts. The cost of term deposits increased to 0.79% in 2015 from 0.64% in 2014, while rates on money market accounts and savings accounts increased to 0.26% in 2015 from 0.17% in 2014.
Total borrowed funds costs in the first six months of 2015 of $106 million increased $8 million, or 8%, from $98 million in the same period in 2014. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds, pay-fixed swap expense declined to $23 million for the first six months of 2015 compared to $56 million for the same period in 2014. Excluding the impact of hedging costs, total borrowed funds rates of 1.10% in the first six months of 2015 increased from 0.70% in the first six months of 2014, driven by an increase in senior and subordinated debt tied to the bank’s repositioning of its liability and capital structure to better align with peers.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table details the significant components of our noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Service charges and fees	$139	$147	($8)	(5%)	$274	$286	($12)	(4%)
Card fees	60	61	(1)	(2)	112	117	(5)	(4)
Trust and investment services fees	41	42	(1)	(2)	77	81	(4)	(5)
Mortgage banking fees	30	14	16	114	63	34	29	85
Capital markets fees	30	26	4	15	52	44	8	18
Foreign exchange and trade finance fees	22	22	—	—	45	44	1	2
Bank-owned life insurance income	14	12	2	17	26	23	3	13
Securities gains, net	9	—	9	—	17	25	(8)	(32)
Other income (1)	15	316	(301)	(95)	41	344	(303)	(88)
Noninterest income	$360	$640	($280)	(44%)	$707	$998	($291)	(29%)

(1) Includes net impairment losses on securities available for sale recognized in earnings and other income.

Noninterest income of $360 million in the second quarter of 2015 decreased $280 million, or 44%, compared to $640 million in the second quarter of 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture recorded in other income. Excluding this gain, noninterest income increased $8 million driven by higher mortgage banking fees, securities gains, and capital markets fees partially offset by a reduction in other income from second quarter 2014 levels which included a $9 million gain on the sale of a student loan portfolio. Service charges and fees decreased $8 million largely driven by the effect of the Chicago Divestiture as well as lower commercial loan repayment fees. Card fees and trust and investment services fees remained relatively stable as underlying growth was offset by the impact of the Chicago Divestiture. Mortgage banking fees increased $16 million driven by an 84% increase in secondary origination volumes and improved gain on sale spreads as well as mortgage servicing rights impairment reversals. Securities gains increased $9 million reflecting our efforts to modestly reposition the investment portfolio to maintain duration given the prolonged low-rate environment. Capital markets fees increased $4 million, reflecting underlying business momentum. Other income, excluding the impact of the $288 million pre-tax Chicago gain recorded in the second quarter of 2014, decreased $13 million due primarily to the $9 million gain on sale of a student loan portfolio recorded in the second quarter of 2014 and lower lease income.
Noninterest income of $707 million in the first six months of 2015 decreased $291 million, or 29%, compared to $998 million in the first six months of 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, noninterest income remained relatively stable. Service charges and fees decreased $12 million largely driven by the effect of the Chicago Divestiture as well as lower transaction volume. Card fees decreased $5 million and trust and investment services fees decreased $4 million, reflecting the impact of the Chicago Divestiture and a reduction in investment sales. Mortgage banking fees increased $29 million reflecting the benefit of portfolio sales gains as well as higher origination volumes. Capital markets fees increased $8 million, reflecting underlying business momentum. Securities gains decreased $8 million. Other income, excluding the impact of the $288 million pre-tax Chicago gain recorded in the second quarter of 2014, decreased $15 million largely due to the $9 million gain on sale of a student loan portfolio recorded in the second quarter of 2014 and lower lease income.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
Provision for credit losses of $77 million in the second quarter of 2015 increased $28 million from $49 million in the second quarter of 2014, which included an $18 million impact from reserve changes. Second quarter 2015 results reflected a $1 million reserve release, compared to a $19 million reserve release in the second quarter of 2014. Results also reflected a $10 million increase in net charge-offs, driven by a decrease in commercial recoveries.
Provision for credit losses improved by $35 million in the first six months of 2015, compared to the first six months of 2014. The improvement was composed of a reduction in net charge-offs of $23 million in the first six months of 2015, primarily due to lower consumer losses, combined with a $12 million reserve impact. The first six months of 2015 saw a $3 million reserve build; whereas, the first six months of 2014 experienced a $15 million reserve build. The $3 million increase in 2015 included $2 million of reserves for a credit card portfolio that was subsequently sold in the first quarter of 2015. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments.
    The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Salaries and employee benefits	$411	$467	($56)	(12%)	$830	$872	($42)	(5%)
Outside services	99	125	(26)	(21)	178	208	(30)	(14)
Occupancy	90	87	3	3	170	168	2	1
Equipment expense	65	65	—	—	128	129	(1)	(1)
Amortization of software	37	33	4	12	73	64	9	14
Other operating expense	139	171	(32)	(19)	272	317	(45)	(14)
Noninterest expense	$841	$948	($107)	(11%)	$1,651	$1,758	($107)	(6%)

Noninterest expense of $841 million in second quarter 2015 declined $107 million compared with second quarter 2014 driven by a $75 million decrease in restructuring charges and special items and the effect of the Chicago Divestiture. Excluding the impact of the restructuring charges and special items, noninterest expense decreased $32 million, driven by the effect of the Chicago Divestiture and lower regulatory costs. Salaries and employee benefits, outside services, occupancy and other operating expense also reflected decreases, partially offset by higher equipment and amortization of software expense.

Noninterest expense of $1.7 billion in the first six months of 2015 declined $107 million compared with the first six months of 2014, driven by a $65 million decrease in restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense decreased $42 million, driven by lower salaries and employee benefits, outside services, occupancy expense, and other operating expense, offset by higher equipment and amortization of software.

Provision for Income Taxes
The provision for income taxes was $92 million and $163 million in the second quarter of 2015 and 2014, respectively. This resulted in an effective tax rate of 32.7% and 34.3% in the second quarter of 2015 and 2014, respectively. The decrease in the effective income tax rate from 2014 to 2015 was largely attributable to the tax rate impact of the gain on the Chicago Divestiture in the second quarter of 2014.

The provision for income taxes was $198 million and $232 million in the first six months of 2015 and 2014, respectively. This resulted in an effective tax rate of 33.2% and 32.7% in the first six months of 2015 and 2014, respectively. The increase in the effective income tax rate from 2014 to 2015 was attributable to both the tax rate impact of combined reporting legislation and the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” in the first quarter of 2015. The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. Furthermore, these increases were partially offset by the tax rate impact of the gain on the Chicago

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Divestiture in the second quarter of 2014. For further information regarding the adoption of ASU No. 2014-01, see Recent Accounting Pronouncements in Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, we reported a net deferred tax liability of $558 million, compared to a $493 million liability at December 31, 2014. The increase in the net deferred tax liability was primarily attributable to an increase in the deferred tax liability related to temporary differences. For further discussion, see Note 11 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended June 30, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(1)	Consolidated
Net interest income	$544	$286	$10		$840
Noninterest income	230	108	22		360
Total revenue	774	394	32		1,200
Noninterest expense	613	181	47		841
Profit (loss) before provision for credit losses	161	213	(15)		359
Provision for credit losses	60	7	10		77
Income (loss) before income tax expense (benefit)	101	206	(25)		282
Income tax expense (benefit)	35	71	(14)		92
Net income (loss)	$66	$135	($11)		$190
Loans and leases and loans held for sale (period-end)	$51,758	$41,999	$3,478		$97,235
Average Balances:
Total assets	$52,489	$42,617	$40,415		$135,521
Loans and leases and loans held for sale	51,024	41,467	3,569		96,060
Deposits	69,963	22,717	5,853		98,533
Interest-earning assets	51,061	41,535	30,609		123,205
Key Metrics
Net interest margin (2)	4.28%	2.76%	NM		2.72%
Efficiency ratio (3)	79.25	46.07	NM		70.02
Average loans to average deposits ratio (4)	72.93	182.54	NM		97.49
Return on average total tangible assets (2) (3)	0.51	1.27	NM		0.59
Return on average tangible common equity (2) (3) (5)	5.66	11.69	NM		5.90

(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — June 30, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
(2)  Ratios for the period ended June 30, 2015 are presented on an annualized basis.
(3)  These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(4) Ratios include both loans and leases held for sale and deposits held for sale.
(5)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(1)	Consolidated
Net interest income	$1,077	$562	$37		$1,676
Noninterest income	449	208	50		707
Total revenue	1,526	770	87		2,383
Noninterest expense	1,209	354	88		1,651
Profit (loss) before provision for credit losses	317	416	(1)		732
Provision for credit losses	123	(14)	26		135
Income (loss) before income tax expense (benefit)	194	430	(27)		597
Income tax expense (benefit)	67	148	(17)		198
Net income (loss)	$127	$282	($10)		$399
Loans and leases and loans held for sale (period-end)	$51,758	$41,999	$3,478		$97,235
Average Balances:
Total assets	$52,048	$42,114	$40,267		$134,429
Loans and leases and loans held for sale	50,644	40,857	3,676		95,177
Deposits	68,747	22,326	6,024		97,097
Interest-earning assets	50,679	40,943	30,657		122,279
Key Metrics
Net interest margin (2)	4.29%	2.77%	NM		2.74%
Efficiency ratio (3)	79.25	46.04	NM		69.27
Average loans to average deposits ratio (4)	73.67	183.00	NM		98.02
Return on average total tangible assets (2) (3)	0.49	1.35	NM		0.63
Return on average tangible common equity (2) (3) (5)	5.48	12.41	NM		6.21

(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — June 30, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
(2)  Ratios for the period ended June 30, 2015 are presented on an annualized basis
(3)  These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(4) Ratios include both loans and leases held for sale and deposits held for sale.
(5)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
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

Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.7 billion as of June 30, 2015, down 12% from December 31, 2014. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consumer Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$544	$546	($2)	—%	$1,077	$1,083	($6)	(1%)
Noninterest income	230	236	(6)	(3)	449	455	(6)	(1)
Total revenue	774	782	(8)	(1)	1,526	1,538	(12)	(1)
Noninterest expense	613	655	(42)	(6)	1,209	1,293	(84)	(6)
Profit before provision for credit losses	161	127	34	27	317	245	72	29
Provision for credit losses	60	59	1	2	123	129	(6)	(5)
Income before income tax expense	101	68	33	49	194	116	78	67
Income tax expense	35	24	11	46	67	40	27	68
Net income	$66	$44	$22	50	$127	$76	$51	67
Loans and leases and loans held for sale (period-end)	$51,758	$47,167	$4,591	10	$51,758	$47,167	$4,591	10
Average Balances:
Total assets	$52,489	$48,556	$3,933	8	$52,048	$48,085	$3,963	8
Loans and leases and loans held for sale (1)	51,024	47,368	3,656	8	50,644	46,876	3,768	8
Deposits and deposits held for sale (2)	69,963	70,181	(218)	—	68,747	70,473	(1,726)	(2)
Interest-earning assets	51,061	47,397	3,664	8%	50,679	46,906	3,773	8%
Key Metrics
Net interest margin (3)	4.28%	4.62%	(34) bps	—	4.29%	4.66%	(37) bps	—
Efficiency ratio (4)	79.25	83.61	(436) bps	—	79.25	84.00	(475) bps	—
Average loans to average deposits ratio (5)	72.93	67.49	544 bps	—	73.67	66.52	715 bps	—
Return on average total tangible assets (3) (4)	0.51	0.37	14 bps	—	0.49	0.32	17 bps	—
Return on average tangible common equity (3) (4) (6)	5.66	3.87	179 bps	—	5.48	3.35	213 bps	—

(1)  June 30, 2014 average loans held for sale include loans relating to the Chicago Divestiture.
(2) June 30, 2014 average deposits held for sale include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended June 30, 2015 and 2014 are presented on an annualized basis.
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
Consumer Banking net income of $66 million for the second quarter of 2015 increased $22 million, or 50%, from $44 million in the second quarter of 2014, as a reduction in noninterest expense was somewhat offset by the impact of lower revenue. Second quarter 2014 results included revenue and expenses associated with the Chicago Divestiture.
Consumer Banking total revenue of $774 million in the second quarter of 2015 decreased $8 million from $782 million in the second quarter of 2014 driven by the impact of the Chicago Divestiture.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income results reflected the benefit of loan growth particularly in auto, residential mortgage, and student, partially offset by the effect of the relatively persistent low-rate environment. Noninterest income increased excluding the impact of the Chicago Divestiture, driven by strength in mortgage banking and service charges and fees, partially offset by $9 million reduction in other income tied to a gain on sale of a student loan portfolio recorded in the second quarter of 2014.
Noninterest expense of $613 million decreased $42 million, or 6% from the second quarter of 2014, driven by the impact of the Chicago Divestiture as well as our focus on improving efficiency which more than offset continued investment in the business to drive further growth.
Provision for credit losses of $60 million in the second quarter of 2015 increased $1 million, or 2%, from $59 million in the second quarter of 2014, largely reflecting continued improvement in credit quality offset by the impact of loan growth.
Consumer Banking net income of $127 million for the first six months of 2015 increased $51 million, or 67%, from $76 million in the first six months of 2014, due to lower expenses which reflected the impact of the Chicago Divestiture as well as our efficiency initiatives and a decrease in regulatory costs.
Consumer Banking total revenue of $1.5 billion in the first six months of 2015 decreased $12 million from the first six months of 2014. Total revenue excluding the effect of the Chicago Divestiture increased driven by higher net interest income and noninterest income.
Net interest income results reflected the benefit of loan growth particularly in auto, residential mortgage, and student partially offset by the effect of the relatively persistent low-rate environment. Noninterest income increased excluding the impact of the Chicago Divestiture, driven by strength in mortgage banking and higher service charges, partially offset by other income which included a $9 million gain on sale of a student loan portfolio in the second quarter of 2014.
Noninterest expense of $1.2 billion in the first six months of 2015 decreased $84 million, or 6%, from the first six months of 2014. Noninterest expense decreased excluding the impact of the Chicago Divestiture, largely reflecting a combination of cost saving actions and lower operating reserves.
Provision for credit losses of $123 million in the first six months of 2015 decreased $6 million, or 5%, from $129 million in the first six months of 2014, largely reflecting continued improvement in credit quality partially offset by the continued growth in loan balances.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$286	$264	$22	8%	$562	$520	$42	8%
Noninterest income	108	107	1	1	208	214	(6)	(3)
Total revenue	394	371	23	6	770	734	36	5
Noninterest expense	181	157	24	15	354	310	44	14
Profit before provision for credit losses	213	214	(1)	—	416	424	(8)	(2)
Provision for credit losses	7	(2)	9	450	(14)	(7)	(7)	(100)
Income before income tax expense	206	216	(10)	(5)	430	431	(1)	—
Income tax expense	71	75	(4)	(5)	148	149	(1)	(1)
Net income	$135	$141	($6)	(4)	$282	$282	$—	—
Loans and leases and loans held for sale (period-end) (1)	$41,999	$37,541	$4,458	12	$41,999	$37,541	$4,458	12
Average Balances:
Total assets	$42,617	$38,022	$4,595	12	$42,114	$37,491	$4,623	12
Loans and leases and loans held for sale (1)	41,467	37,389	4,078	11	40,857	36,997	3,860	10
Deposits and deposits held for sale (2)	22,717	18,358	4,359	24	22,326	17,901	4,425	25
Interest-earning assets	41,535	37,505	4,030	11%	40,943	37,124	3,819	10%
Key Metrics
Net interest margin (3)	2.76%	2.82%	(6) bps	—	2.77%	2.83%	(6) bps	—
Efficiency ratio (4)	46.07	42.36	371 bps	—	46.04	42.25	379 bps	—
Average loans to average deposits ratio (5)	182.54	203.67	(2,113) bps	—	183.00	206.67	(2,367) bps	—
Return on average total tangible assets (3) (4)	1.27	1.50	(23) bps	—	1.35	1.52	(17) bps	—
Return on average tangible common equity (3) (4) (6)	11.69	13.78	(209) bps	—	12.41	13.97	(156) bps	—

(1)  June 30, 2014 loans held for sale include loans relating to the Chicago Divestiture.
(2) June 30, 2014 deposits held for sale include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended June 30, 2015 and 2014 are presented on an annualized basis.
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
Commercial Banking net income of $135 million in the second quarter of 2015 decreased $6 million, or 4%, from $141 million in the second quarter of 2014, as the benefit of a $23 million increase in total revenue was more than offset by a $24 million increase in noninterest expense and a $9 million increase in provision for credit losses.
Net interest income of $286 million in the second quarter of 2015 increased $22 million, or 8%, from $264 million in the second quarter of 2014, reflecting the benefit of a $4.1 billion increase in average loans and leases, driven by strength in Commercial Real Estate, Industry Verticals, Mid-Corporate, Franchise Finance, and Corporate Finance, as well as deposit growth, partially offset by yield compression.
Noninterest income of $108 million in the second quarter of 2015 was relatively stable as compared to the second quarter of 2014, as strength in capital markets and interest rate products fee income was offset by a decline in leasing income as well as lower loan prepayment fees in service charges and other fees.
Noninterest expense of $181 million in the second quarter of 2015 increased $24 million, or 15%, from $157 million in the second quarter of 2014, reflecting increased salaries and employee benefits tied to growth initiatives, higher insurance, equipment and outside services expense, as well as higher regulatory costs.
Provision for credit losses of $7 million net in the second quarter of 2015 increased $9 million from the second quarter of 2014, reflecting higher net charge-offs compared with net recoveries in the prior year.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking net income of $282 million in the first six months of 2015 was relatively flat compared to the first six months of 2014, as the benefit of a $36 million increase in total revenue and a $7 million decrease in provision for credit losses was partially offset by a $44 million increase in noninterest expense.
Net interest income of $562 million in the first six months of 2015 increased $42 million, or 8%, from $520 million in the second quarter of 2014, reflecting the benefit of a $3.9 billion increase in average loan balances and a $4.4 billion increase in net deposits.
Noninterest income of $208 million in the first six months of 2015 decreased $6 million, or 3%, from $214 million in the first six months of 2014 as the benefit of an increase in capital markets, interest rate products, and card fees was more than offset by lower leasing income and service charges and fees.
Noninterest expense of $354 million in the first six months of 2015 increased $44 million, or 14%, from $310 million in the first six months of 2014, reflecting increased salary and benefits costs, outside services, and insurance expense.
Provision for credit losses resulted in a net recovery of $14 million in the first six months of 2015 compared to a net recovery of $7 million for the first six months of 2014.

Other

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$10	$23	($13)	(57%)	$37	$38	($1)	(3%)
Noninterest income	22	297	(275)	(93)	50	329	(279)	(85)
Total revenue	32	320	(288)	(90)	87	367	(280)	(76)
Noninterest expense	47	136	(89)	(65)	88	155	(67)	(43)
Profit (loss) before provision for credit losses	(15)	184	(199)	(108)	(1)	212	(213)	(100)
Provision for credit losses	10	(8)	18	225	26	48	(22)	(46)
(Loss) income before income tax (benefit) expense	(25)	192	(217)	(113)	(27)	164	(191)	(116)
Income tax (benefit) expense	(14)	64	(78)	(122)	(17)	43	(60)	(140)
Net (loss) income	($11)	$128	($139)	(109)	($10)	$121	($131)	(108)
Loans and leases and loans held for sale (period-end)	$3,478	$4,383	($905)	(21)	$3,478	$4,383	($905)	(21)
Average Balances:
Total assets	$40,415	$40,570	($155)	—	$40,267	$39,959	$308	1
Loans and leases and loans held for sale	3,569	4,434	(865)	(20)	3,676	4,527	(851)	(19)
Deposits and deposits held for sale	5,853	3,627	2,226	61	6,024	3,509	2,515	72
Interest-earning assets	30,609	31,090	(481)	(2)%	30,657	30,352	305	1%
Other recorded a net loss of $11 million in the second quarter of 2015 compared to net income of $128 million in the second quarter of 2014. Net loss in the second quarter of 2015 included $25 million of after-tax restructuring charges and special items. Net income in the second quarter of 2014 included a $180 million after-tax gain related to the Chicago Divestiture, partially offset by $72 million of after-tax restructuring charges and special items. Excluding these items, net income decreased by $6 million.
Net interest income in the second quarter of 2015 decreased $13 million to $10 million compared to $23 million in the second quarter of 2014. The decrease was driven primarily by higher wholesale funding costs and a $725 million decrease in average non-core loan balances, partially offset by a reduction in interest rate swap costs and an increase in residual net interest income related to funds transfer pricing.
Noninterest income in the second quarter of 2015 decreased $275 million primarily driven by the $288 million pre-tax net gain on the Chicago Divestiture. Excluding the gain, noninterest income increased $13 million driven by a $9 million increase in securities gains and an accounting change for low-income housing investments, which are now included in income tax expense.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense in the second quarter of 2015 of $47 million decreased $89 million from the second quarter of 2014 largely reflecting lower restructuring charges and special items of $75 million and lower employee incentive costs.
The provision for credit losses within Other mainly represents the residual change in the consolidated allowance for credit losses after attributing the respective net charge-offs to the Consumer Banking and Commercial Banking segments. It also includes net charge-offs related to the non-core portfolio. The provision for credit losses in the second quarter of 2015 increased $18 million from the second quarter of 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio. In the second quarter of 2015, changes in these factors led to a $1 million reserve release compared to a $19 million release in the second quarter of 2014.
Other recorded a net loss of $10 million in the first six months of 2015 compared to net income of $121 million in the first six months of 2014. Net loss in the first six months of 2015 included $31 million of after-tax restructuring charges and special items. Net income in the first six months of 2014 included a $180 million after-tax gain related to the Chicago Divestiture partially offset by $72 million of after-tax restructuring charges and special items. Excluding these items, net income increased by $8 million.
Net interest income in the first six months of 2015 decreased $1 million to $37 million compared to $38 million in the first six months of 2014. The decrease was driven by higher wholesale funding costs and a $727 million decrease in average non-core loan balances partially offset by a reduction in interest rate swap costs and an increase in residual net interest income related to funds transfer pricing.
Noninterest income in the first six months of 2015 decreased $279 million driven by the $288 million pre-tax gain on the Chicago Divestiture. Excluding the gain, noninterest income increased $9 million driven by an accounting change for low-income housing investments, which are now included in income tax expense.
Noninterest expense in the first six months of 2015 of $88 million decreased $67 million from the first six months of 2014 largely reflecting lower restructuring charges and special items of $65 million.
The provision for credit losses in the first six months of 2015 decreased $22 million to $26 million compared to $48 million in the first six months of 2014, reflecting continued improvement in credit quality and a decrease in non-core net charge-offs of $9 million to $23 million in the first six months of 2015 compared to $32 million in the first six months 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio. In the first six months of 2015, changes in these factors led to a $3 million reserve build compared to a $15 million build in the first six months of 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — June 30, 2015 Compared with December 31, 2014
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

(dollars in millions)	June 30, 2015	December 31, 2014	Change	Percent
Commercial	$33,027	$31,431	$1,596	5%
Commercial real estate	8,157	7,809	348	4
Leases	3,884	3,986	(102)	(3)
Total commercial	45,068	43,226	1,842	4
Residential mortgages	12,253	11,832	421	4
Home equity loans	3,022	3,424	(402)	(12)
Home equity lines of credit	14,917	15,423	(506)	(3)
Home equity loans serviced by others (1)	1,126	1,228	(102)	(8)
Home equity lines of credit serviced by others (1)	494	550	(56)	(10)
Automobile	13,727	12,706	1,021	8
Student	3,355	2,256	1,099	49
Credit cards	1,613	1,693	(80)	(5)
Other retail	963	1,072	(109)	(10)
Total retail	51,470	50,184	1,286	3
Total loans and leases (2) (3)	$96,538	$93,410	$3,128	3%

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $697 million and $281 million as of June 30, 2015 and December 31, 2014, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.8 billion and $17.9 billion at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, total loans and leases of $96.5 billion increased $3.1 billion, or 3%, from $93.4 billion as of December 31, 2014, reflecting growth in both retail and commercial. Total commercial loans and leases of $45.1 billion grew $1.8 billion, or 4%, from $43.2 billion as of December 31, 2014, reflecting commercial loan growth of $1.6 billion and modest growth in commercial real estate, offset by lower lease outstandings. Total retail loans of $51.5 billion increased $1.3 billion, or 3%, from $50.2 billion as of December 31, 2014, largely driven by a $1.1 billion increase in student loans and a $1.0 billion increase in auto, partially offset by lower home equity outstandings.

The effect of loan purchases and sales in the first six months of 2015, net of runoff of previously purchased loans, increased period-end loans by $665 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	June 30, 2015	December 31, 2014	(Date of Designation) June 30, 2009	Change from 2015-2014	Change from 2015-2009
Commercial	$48	$68	$1,900	(29%)	(97%)
Commercial real estate	163	216	3,412	(25)	(95)
Total commercial	211	284	5,312	(26)	(96)
Residential mortgages	330	365	1,467	(10)	(78)
Home equity loans	79	118	384	(33)	(79)
Home equity lines of credit	81	121	231	(33)	(65)
Home equity loans serviced by others (1)	1,126	1,228	4,591	(8)	(75)
Home equity lines of credit serviced by others (1)	494	550	1,589	(10)	(69)
Automobile	—	—	769	—	(100)
Student	349	369	1,495	(5)	(77)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	2,459	2,751	14,789	(11)	(83)
Total non-core loans	2,670	3,035	20,101	(12)	(87)
Other assets	63	65	378	(3)	(83)
Total non-core assets	$2,733	$3,100	$20,479	(12%)	(87%)
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.7 billion as of June 30, 2015. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and June 30, 2015, the portfolio decreased $17.7 billion, including principal repayments of $9.8 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion. Transfers from non-core back to core were handled on an individual request basis and managed through the chief credit officer.

Non-core assets totaled $2.7 billion as of June 30, 2015, down 12% from December 31, 2014, driven by principal repayments of $181 million. Commercial non-core loan balances declined 26% compared to December 31, 2014, ending at $211 million compared to $284 million at December 31, 2014. Retail non-core loan balances of $2.5 billion decreased 11%, or $292 million, compared to December 31, 2014.

The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $914 million and $1.1 billion as of June 30, 2015 and December 31, 2014, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.6 billion as of June 30, 2015, compared to $1.8 billion as of December 31, 2014. The SBO portfolio represented 5% of the retail real estate secured portfolio and 3% of the overall retail loan portfolio as of June 30, 2015.

    The credit profile of the SBO portfolio was significantly weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 713 and CLTV of 92% as of June 30, 2015. The proportion of the portfolio in a second lien (subordinated) position was 95% with 72% of the portfolio in out-of-footprint geographies including 28% in California, Nevada, Arizona and Florida.
SBO credit performance continued to improve in 2015 driven by continued portfolio liquidation (the weakest performing loans have already been charged off), more effective account servicing and collection strategies, and improvements in the real estate market. SBO portfolio year-to-date net charge-offs of $9.4 million, or 1.1% annualized, as of June 30, 2015 improved from 2.1%, for the full year 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The allowance for credit losses totaled $1.3 billion at June 30, 2015 and December 31, 2014. Our allowance for loan and lease losses was 1.24% of total loans and leases and 114% of nonperforming loans and leases as of June 30, 2015 compared with 1.28% and 109% as of December 31, 2014. Overall, loan portfolio credit quality continued to improve across most measures in the six months ended June 30, 2015 compared to the year ago period. Net charge-offs for the six months ended June 30, 2015 of $132 million decreased 15% compared to $155 million for the six months ended June 30, 2014, primarily driven by improvement in home equity and mortgage loans. The portfolio annualized net charge-off rate declined to 0.28% for the six months ended June 30, 2015 from 0.36% for the six months ended June 30, 2014. The 90 day or more past due delinquency rate improved to 1.3% as of June 30, 2015 from 1.5% at December 31, 2014. Nonperforming loans and leases totaled $1.1 billion, or 1.09%, of the total portfolio as of June 30, 2015 and December 31, 2014. At June 30, 2015, $732 million of nonperforming loans and leases had been designated as impaired and had no specific allowance because they had been written down to the fair value of their collateral. These impaired loans included $669 million of retail loans and $63 million of commercial loans.

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
During the six months ended June 30, 2015, the credit quality of the commercial loan portfolio continued to improve. As of June 30, 2015, total criticized loans decreased to $1.8 billion, or 4% of the commercial loan portfolio compared to $1.9 billion, or 4%, at December 31, 2014. Commercial real estate criticized balances decreased to $208 million, or 3%, of the commercial real estate portfolio compared to $455 million, or 6%, as of December 31, 2014. Commercial real estate accounted for 11% of criticized loans as of June 30, 2015, compared to 24% as of December 31, 2014.

As of June 30, 2015, nonperforming commercial loans and leases decreased $39 million, or 24%, to $125 million, compared to $164 million as of December 31, 2014, driven by a 16% decline in commercial real estate nonperforming loans. As of June 30, 2015, nonperforming commercial loans stood at 0.3% of the commercial loan portfolio, compared to 0.4% as of December 31, 2014. Net charge-offs in our total commercial loan and lease portfolio for the six months ended June 30, 2015 reflected a net recovery of $15 million compared to a net recovery of $21 million for the six months ended June 30, 2014. See “—Key Factors Affecting Our Business — Credit Trends” for further details.

Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains predominantly focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint with the auto finance and student lending portfolios. Originations within the footprint are primarily initiated through the branch network, whereas out-of-footprint lending is driven by indirect auto loans in dealer networks and through purchase agreements, and student loans via our online platform and purchase agreements.
The credit quality of our retail loan portfolio at June 30, 2015 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 754, in line with December 31, 2014. Our consumer real estate secured CLTV ratio

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

is calculated as the mortgage and 2nd lien loan amount divided by the appraised value of the property and was 65% as of June 30, 2015 and December 31, 2014. Excluding the SBO portfolio, the real estate combined loan-to-value was 63% as of June 30, 2015 compared to 64% as of December 31, 2014. Asset quality continued to improve as reflected by a net charge-off rate (core and non-core) of 0.58% for the six months ended June 30, 2015, a decrease of 18 basis points from the six months ended June 30, 2014.

Nonperforming retail loans as a percentage of total retail loans were 1.8% as of June 30, 2015 and decreased 7 basis points from December 31, 2014. Retail nonaccrual loans of $919 million at June 30, 2015 decreased $11 million from $930 million at December 31, 2014 largely reflecting lower mortgage and home equity portfolios, partially offset by increases in the student lending and auto finance portfolios.

Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”

Troubled Debt Restructuring
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of June 30, 2015 and December 31, 2014, we classified $1.2 billion as retail TDRs. In the retail TDR population, $403 million were in nonaccrual status of which 58.4% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
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
The table below presents our retail TDRs in delinquent status:

	June 30, 2015
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$351	$14	$73	$438
Home equity loans	226	11	40	277
Home equity lines of credit	126	7	19	152
Home equity loans serviced by others (1)	75	6	3	84
Home equity lines of credit serviced by others (1)	7	2	2	11
Automobile	12	1	—	13
Student	160	6	1	167
Credit cards	27	2	1	30
Other retail	17	—	—	17
Total	$1,001	$49	$139	$1,189

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the accrual status of our retail TDRs:

	June 30, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$283	$155	$438
Home equity loans	183	94	277
Home equity lines of credit	64	88	152
Home equity loans serviced by others (1)	58	26	84
Home equity lines of credit serviced by others (1)	4	7	11
Automobile	5	8	13
Student	143	24	167
Credit cards	29	1	30
Other retail	17	—	17
Total	$786	$403	$1,189

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. The following table presents our available for sale and held to maturity portfolios:

	June 30, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury	$30	$30	$15	$15	$15	100%
State and political subdivisions	9	9	10	10	(1)	(10)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,830	18,001	17,683	17,934	67	—
Other/non-agency	631	605	703	672	(67)	(10)
Total mortgage-backed securities	18,461	18,606	18,386	18,606	—	—
Total debt securities	18,500	18,645	18,411	18,631	14	—
Marketable equity securities	5	5	10	13	(8)	(62)
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	22	25	(8)	(32)
Total securities available for sale	$18,517	$18,662	$18,433	$18,656	$6	—
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,253	$4,269	$3,728	$3,719	$550	15
Other/non-agency	1,314	1,342	1,420	1,474	(132)	(9)
Total securities held to maturity	$5,567	$5,611	$5,148	$5,193	$418	8
Total securities available for sale and held to maturity	$24,084	$24,273	$23,581	$23,849	$424	2%

As of June 30, 2015, the fair value of the securities portfolio increased by $424 million, or 2%, to $24.3 billion, compared to $23.8 billion as of December 31, 2014, reflecting the investment of funds as deposit increases outpaced loan growth, and our decision to continue to increase interest-earning assets to a level more consistent with our capital levels. As of June 30, 2015, the portfolio had a weighted-average duration of 3.7 years compared with 3.5 years as of December 31, 2014.
The securities portfolio included high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. U.S. Government guaranteed notes and government sponsored entity issued

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Income on debt securities portfolios totaled $294 million for the six months ended June 30, 2015, an increase of $8 million, or 3%, from $286 million for the six months ended June 30, 2014, and reflected a yield of 2.44% compared with 2.48% for the six months ended June 30, 2014.
Deposits

The table below represents the major components of our deposits:

(dollars in millions)	June 30, 2015	December 31, 2014	Change	Percent
Demand	$26,678	$26,086	$592	2%
Checking with interest	17,114	16,394	720	4
Regular savings	8,080	7,824	256	3
Money market accounts	35,735	33,345	2,390	7
Term deposits	13,008	12,058	950	8
Total deposits	$100,615	$95,707	$4,908	5%

Total deposits as of June 30, 2015, increased $4.9 billion, or 5%, to $100.6 billion compared to $95.7 billion as of December 31, 2014. All categories of deposits increased, led by money market accounts which increased by $2.4 billion, or 7%.

Borrowed Funds
The tables below present our borrowed funds.

The following is a summary of our short-term borrowed funds:

(dollars in millions)	June 30, 2015	December 31, 2014	Change	Percent
Federal funds purchased	$—	$574	($574)	(100%)
Securities sold under agreements to repurchase	3,784	3,702	82	2
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,762	6,253	509	8
Total short-term borrowed funds	$10,546	$10,529	$17	—%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014	For the Six Months Ended June 30, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.27%	0.14%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.26	0.27
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	7,702
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$4,489	$5,699	$5,708
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,732	5,640	4,838
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.21%	0.12%	0.11%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.26	0.25	0.26

The following is a summary of our long-term borrowed funds:

(in millions)	June 30, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2) (3)	751	750
2.450% senior unsecured notes, due 2019 (2) (3)	751	746
Federal Home Loan advances due through 2033	19	772
Other	19	24
Total long-term borrowed funds	$3,890	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
(2) These securities were offered under Citizens Bank, N.A.’s Global Bank Note Program dated December 1, 2014.
(3) $1.5 billion principal balance of unsecured notes presented net of $2 million and ($4) million hedge of interest rate risk on medium term debt using interest rate swaps at June 30, 2015 and December 31, 2014, respectively. See Note 12 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Short-Term Borrowed Funds
Short-term borrowed funds of $10.5 billion as of June 30, 2015, remained consistent with the $10.5 billion as of December 31, 2014 primarily driven by long-term FHLB advances that have a remaining maturity of less than one year at the end of June.
As of June 30, 2015, our total contingent liquidity was $20.7 billion, consisting of net cash at the FRB (which is defined as excess cash balances held at the FRBs plus federal funds sold minus federal funds purchased) of $1.9 billion, unencumbered high-quality securities totaling $15.5 billion and unused FHLB capacity of approximately $3.3 billion. Additionally, unencumbered loans pledged at the FRBs of $9.1 billion, created total available liquidity of approximately $29.8 billion.
Long-Term Borrowed Funds
Long-term borrowed funds of $3.9 billion as of June 30, 2015 decreased $752 million from $4.6 billion as of December 31, 2014, primarily driven by FHLB advance with an original maturity date of greater than one year falling out of the long-term category this quarter.

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
We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets. Notional balances totaled $4.0 billion as of June 30, 2015, compared with $1.0 billion as of December 31, 2014, as we added $3.0 billion of new forward-starting swaps in the first six months of 2015 to rebalance our interest profile. Pay-fixed rates on the swaps ranged from 2.03% to 4.30% as of June 30, 2015, compared to 4.18% to 4.30% as of December 31, 2014. We received the daily federal funds effective rate on the legacy $1.0 billion notional. The hedges that were added in the first six months of 2015 are forward starting and begin accruing interest in 2017, at which point we will receive one-month LIBOR and pay an average fixed rate of 2.08%.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. At June 30, 2015 and December 31, 2014, the notional amount of receive-fixed swap hedges of floating-rate loans totaled $4.0 billion, and the fixed-rate range was 1.78% to 2.04%, and we paid one-month LIBOR on these swaps.
In December 2014, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our five-year medium term fixed-rate debt issued in December 2014. This agreement converts the 2.45% fixed-rate debt coupon to three-month LIBOR plus 79 basis points. We receive a fixed rate of 1.66% on the swap agreement and pay three-month LIBOR. In May 2015, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our three-year medium term fixed-rate debt issued in December 2014. This agreement converts the 1.60% fixed-rate debt coupon to three-month LIBOR plus 49 basis points. We receive a fixed rate of 1.11% and pay three-month LIBOR.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
At June 30, 2015, the overall derivative asset value increased $36 million and the liability balance decreased by $56 million from December 31, 2014, primarily due to decreased fixed interest rates at June 30, 2015, compared to December 31, 2014 and increased notional balances for the same period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 12 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

	June 30, 2015			December 31, 2014			Changes in Net Assets/ Liabilities
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$9,500	$95	$81	$5,750	$24	$99	(119%)
Derivatives not designated as hedging instruments:
Interest rate swaps	33,052	544	459	31,848	589	501	(3)
Foreign exchange contracts	7,820	172	167	8,359	170	164	(17)
Other contracts	1,310	11	6	730	7	9	(350)
Total derivatives not designated as hedging instruments		727	632		766	674	3
Gross derivative fair values		822	713		790	773	541
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(157)	(157)		(161)	(161)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$665	$556		$629	$612

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
On January 1, 2015, we became subject to the FRBG’s Basel III capital framework. Basel III formally established a CET1 capital ratio and changed the calculation of tier 1 and total capital ratios. Basel III also introduced new minimum ratio requirements and added capital conservation buffer requirements for risk-based ratios, changed the permissible components of regulatory capital, expanded and modified the risk-sensitive calculation of risk-weighted assets for both credit and market risk and introduced a Standardized approach for the calculation of risk-weighted assets. Certain aspects of these rule changes will phase in through 2018. Under Basel III, the fully phased-in minimum standards for the CET1 ratio, the tier 1 capital ratio and the total capital ratio, including the capital conservation buffer that phases in for us during 2016 through 2018, are 7.0%, 8.5% and 10.5%, respectively. The minimum tier 1 leverage ratio applicable to us is 4.0%. For further discussion of the capital rules to which we are subject, see “Regulation and Supervision” in Part I, Item 1 — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios as of June 30, 2015 under Basel III Transitional rules and as of December 31, 2014 under Basel I rules. In addition, the table includes pro forma Basel III ratios as of June 30, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIC Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of June 30, 2015
Common equity tier 1 capital(2)	$13,270	11.8%	4.5%	6.5%	11.8%	7.0%	6.5%
Tier 1 capital(3)	13,517	12.1	6.0	8.0	12.0	8.5	8.0
Total capital(4)	17,123	15.3	8.0	10.0	15.2	10.5	10.0
Tier 1 leverage(5)	13,517	10.4	4.0	5.0	10.4	4.0	5.0
Basel I as of December 31, 2014
Tier 1 common equity(2)	$13,173	12.4%	Not Applicable	Not Applicable
Tier 1 capital(3)	13,173	12.4	4.0%	6.0%
Total capital(4)	16,781	15.8	8.0	10.0
Tier 1 leverage(5)	13,173	10.6	4.0	5.0
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “-Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(3) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 capital ratio” reported prior to January 1, 2015, represented tier 1 capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(4) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach. The “Total capital ratio” reported prior to January 1, 2015, represented total capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(5) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach. The “tier 1 leverage ratio” reported prior to January 1, 2015, represented tier 1 capital divided by quarterly average total assets as defined under the Basel I general risk-based capital rule.
Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured as defined under the Basel I — 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development country risk code and maturity, among others. Under the Standardized approach, which is the risk-weight methodology applicable to CFG, no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.8% at June 30, 2015. As of June 30, 2015, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.3 billion and total risk-weighted assets would be $112.4 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital and risk-weighted assets, see the following table.

(dollars in millions)	June 30, 2015
Common equity tier 1 capital	$13,270
Impact of intangibles at 100%	(3)
Fully phased-in common equity tier 1 capital(1)	$13,267
Total capital	$17,123
Impact of intangibles at 100%	(3)
Fully phased in common total capital(1)	$17,120
Risk-weighted assets	$112,131
Impact of intangibles - 100% capital deduction	(3)
Impact of mortgage servicing assets at 250% risk weight	250
Fully phased-in risk-weighted assets(1)	$112,378
Transitional common equity tier 1 ratio(2)	11.8%
Fully phased-in common equity tier 1 ratio(1)(2)	11.8
Transitional total capital ratio(3)	15.3
Fully phased-in total capital ratio(1)(3)	15.2
(1) These are non-GAAP financial measures.
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information evidencing our transition from Basel I as of December 31, 2014 to Basel III Standardized as of June 30, 2015:

					FDIC Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of June 30, 2015
Common equity tier 1 capital(1)	$13,270	11.8%	$5,046	4.5%	$7,289	6.5%
Tier 1 capital(2)	13,517	12.1	6,728	6.0	8,970	8.0
Total capital(3)	17,123	15.3	8,970	8.0	11,213	10.0
Tier 1 leverage(4)	13,517	10.4	5,180	4.0	6,475	5.0
Risk-weighted assets	112,131
Quarterly adjusted average assets	129,505
Basel I as of December 31, 2014
Tier 1 capital(2)	$13,173	12.4%	$4,239	4.0%	$6,358	6.0%
Total capital(3)	16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 leverage(4)	13,173	10.6	4,982	4.0	6,227	5.0
Risk-weighted assets	105,964
Quarterly adjusted average assets	124,539
(1) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(2) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 capital ratio” reported prior to January 1, 2015, represented tier 1 capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach. The “Total capital ratio” reported prior to January 1, 2015, represented total capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(4) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach. The “tier 1 leverage ratio” reported prior to January 1, 2015, represented tier 1 capital divided by quarterly average total assets as defined under the Basel I general risk-based capital rule.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CET1 capital under Basel III Standardized Transitional rules was $13.3 billion at June 30, 2015, an increase of $97 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for six months ended June 30, 2015, net of dividends paid to common shareholders, and a $250 million repurchase of common shares that was executed on April 7, 2015. At June 30, 2015, there was approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at June 30, 2015 was $13.5 billion, an increase of $344 million over the two quarters, as the combined impact of the repurchase of common shares and the issuance of preferred shares was generally neutral to tier 1 capital. Total capital was $17.1 billion at June 30, 2015, an increase of $342 million from December 31, 2014 driven primarily by the increase in CET1 and tier 1 capital mentioned above.
On January 1, 2015, we began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.7 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitization, off-balance sheet commitments with original maturity one year or less, past due and non-accruals exposures and the removal of the cap on OTC derivatives.
Risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2015 were $112.1 billion, an increase of $6.2 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, consumer auto and student loan exposures.
As of June 30, 2015, the tier 1 leverage ratio decreased approximately 14 basis points. This decline reflected the net impact of a $5.0 billion increase in adjusted quarterly average total assets, which drove a 41 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 27 basis points to the ratio.
The following table presents our capital composition under the Basel III capital framework in effect for us at June 30, 2015 and under the Basel I capital framework in effect for us at December 31, 2014:

	Transitional Basel III	Basel I
(dollars in millions)	June 30, 2015	December 31, 2014
Total common stockholders’ equity	$19,339	$19,268
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(27)	(74)
Derivatives	13	69
Unamortized net periodic benefit costs	373	377
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	450	420
Other intangible assets	(2)	(6)

Disallowed mortgage servicing	—	(5)
Total Common Equity Tier 1(2)	13,270	13,173
Qualifying preferred stock	247	—
Total Tier 1 Capital	13,517	13,173

Qualifying long-term debt securities as tier 2	2,350	2,350
Allowance for loan and lease losses	1,201	1,195
Allowance for credit losses for off-balance sheet exposure	55	61
Unrealized gains on equity securities	—	2
Total capital(4)	$17,123	$16,781
(1) As a Basel III Standardized approach institution, we selected the one-time election to opt out of the requirements to include all the components of AOCI.
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(3) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 capital ratio” reported prior to January 1, 2015, represented tier 1 capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(4) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach. The “Total capital ratio” reported prior to January 1, 2015, represented total capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed regulatory changes that will or may apply to future periods. Key analytical frameworks, which enable the comprehensive assessment of capital adequacy versus unexpected loss, supplement our base case forecast. These supplemental frameworks include integrated stress testing, as well as an internal capital adequacy requirement that builds on internally assessed economic capital requirements. A robust governance framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
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
In March 2015, the FRBG assessed our current capital plan in response to the CCAR process and issued a notice of non-objection. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which we may declare dividends and repurchase shares of our common stock through June 30, 2016 are governed by the proposed capital actions and, are subject to actual financial performance, as well as ongoing compliance with internal governance and all other regulatory requirements.
Capital Transactions
During the six months ended June 30, 2015, we completed the following capital actions:

•	declared and paid common dividends of $0.10 per share, aggregating to dividend payments of approximately $55 million and $53 million, respectively, in the first and second quarters of 2015;

•
issued 250,000 shares of the 5.500% Fixed-To-Floating Non-cumulative Perpetual Preferred Stock, Series A, with aggregate liquidation value of $250 million and approximately $247 million of net capital value after deduction of fixed issuance costs; and

•	repurchased 10,473,397 common shares from RBS, at a price of $23.87 per share to reduce market and regulatory capital by approximately $250 million.
The repurchase of common shares and the issuance of preferred shares reflect CFG’s ongoing strategy of normalizing the level and mix of market and regulatory capital to better align with the capital profiles of our own peers while still maintaining adequate capital in relation to risk. These transactions were generally neutral to our tier 1 and total capital levels and ratios but reduced common equity by $250 million and the CET1 ratio by approximately 23 basis points as of June 30, 2015.

Additionally, on July 31, 2015, we issued $250 million aggregate principal amount 4.350% Subordinated Notes due 2025. On August 3, 2015, we used the net proceeds of this public offering to repurchase 9,615,384 shares of our outstanding common stock directly from RBS at $26.00 per share. This transaction reduced common equity by $250 million and, on a pro forma basis as of June 30, 2015, would reduce the CET1 and tier 1 capital ratios by approximately 22 basis points, while the impact to the total capital ratio would be neutral. Subject to regulatory approval and market conditions, we intend to purchase an additional $250 million of our shares of common stock in 2016. These repurchases may be funded by the issuance of senior debt or subordinated debt.

At June 30, 2015, all regulatory ratios remain well above their respective fully phased-in Basel III minimum, which includes the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures,”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under the Basel I as of December 31, 2014 and Basel III Standardized Transitional rules as of June 30, 2015:

	Transitional Basel III		Basel I
	June 30, 2015		December 31, 2014
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital(1)	$10,636	11.8%
Tier 1 capital(2)	10,636	11.8	$10,406	12.2%
Total capital(3)	12,827	14.3	12,584	14.8
Tier 1 leverage(4)	10,636	10.6	10,406	10.9
Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$2,989	13.0%
Tier 1 capital(2)	2,989	13.0	$2,967	14.1%
Total capital(3)	3,524	15.4	3,494	16.6
Tier 1 leverage(4)	2,989	9.0	2,967	9.5
(1) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of June 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(2) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 capital ratio” reported prior to January 1, 2015, represented tier 1 capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach. The “Total capital ratio” reported prior to January 1, 2015, represented total capital divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
(4) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach. The “tier 1 leverage ratio” reported prior to January 1, 2015, represented tier 1 capital divided by quarterly average total assets as defined under the Basel I general risk-based capital rule.
CBNA CET1 capital under Basel III Standardized Transitional rules was $10.6 billion at June 30, 2015, an increase of $230 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the six months ended June 30, 2015, net of dividends paid to CFG. At June 30, 2015, CBNA held minimal additional tier 1 capital. Total capital was $12.8 billion at June 30, 2015, an increase of $243 million driven primarily by the increase in CET1 capital.
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
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2015 were $89.9 billion, an increase of $4.6 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student and consumer auto loan exposures. These increases were partially offset by runoff in home lending exposures.
As of June 30, 2015, the CBNA tier 1 leverage ratio decreased approximately 23 basis points, driven by an increase in adjusted quarterly average total assets of $4.3 billion resulting in a 47 basis point decline in the ratio, partially offset by a 23 basis point increase for higher CET1 capital discussed earlier.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.0 billion at June 30, 2015, an increase of $22 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the six months ended June 30, 2015, net of dividends paid to common shareholders, and to book amortization of the deferred tax asset related to goodwill. At June 30, 2015, there was no additional tier 1 capital. Total capital was $3.5 billion at June 30, 2015, an increase of $30 million driven primarily by the increase in CET1 capital.
On January 1, 2015, CBPA began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $705 million increase in RWAs as of December 31, 2014. This increase was primarily

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

driven by risk weight changes for off-balance sheet commitments with an original maturity one year or less, securitizations and the removal of the cap on OTC derivatives.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2015 were $22.9 billion, an increase of $1.9 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student loans and purchased auto loan exposures.
As of June 30, 2015, the CBPA tier 1 leverage ratio decreased approximately 52 basis points, driven by an increase in adjusted quarterly average total assets of $2 billion resulting in a 59 basis point decline in the ratio, partially offset by a 7 basis point increase resulting from higher CET1 capital discussed earlier.

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
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of June 30, 2015, we held cash and cash equivalents of approximately $383 million. This should be viewed as a liquidity reserve.
Our liquidity risk is low for four reasons. First, we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding. Second, we have no outstanding senior debt at the CFG level. Third, the capital structures of our banking subsidiaries are similar to our capital structure. As of June 30, 2015, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.4%. Fourth, our other cash flow requirements, such as operating expenses, are relatively small.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity at both CBNA and CBPA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as lender of last resort in systemic stress. Given the quality of our unencumbered securities, the positive track record of the FHLBs in stress and the commitment of the FRB to continue as lender of last resort in systemic stress scenarios, we view contingent liquidity risk at our banking subsidiaries, both CBNA and CBPA, to be relatively modest, given the size and configuration of their respective balance sheets.
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
An additional variable affecting our access, and the access of our banking subsidiaries, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

June 30, 2015
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Citizens Bank, N.A.:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	P-1	A-2	F2
Citizens Bank of Pennsylvania:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	P-1	A-2	F2
NR = Not rated
On April 6, 2015, the Company issued $250 million, or 250,000 shares, 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. See “—Recent Events,” and Note 9 “Stockholders’ Equity” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report. The Preferred Stock was rated BB+ by Standard and Poor’s and was rated BB- by Fitch.
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At June 30, 2015, the majority of wholesale funding consisted of secured borrowings using high-quality liquid securities

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

sold under agreements to repurchase (repurchase agreements) and FHLB advances secured primarily by high-quality residential loan collateral. Our dependence on short-term, unsecured and credit-sensitive funding continues to be relatively low.
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
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that begins on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we are required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We were compliant with the LCR as of June 30, 2015, and we expect to be fully compliant with the LCR as of the required implementation date of January 2016.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2015:

•	Core deposits continued to be our primary source of funding and our consolidated period-end loan-to-deposit ratio was 96.6% and includes loans and deposits held for sale;

•
Short-term unsecured wholesale funding was relatively low, at $350 million, substantially offset by our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) of $1.9 billion;

•
Contingent liquidity remained robust at $20.7 billion; net overnight position (defined above), totaled $1.9 billion; unencumbered liquid securities totaled $15.5 billion; and available FHLB capacity primarily secured by mortgage loans totaled $3.3 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $9.1 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Cash flows from operating activities contributed $515 million in the first six months of 2015, reflecting an increase in other assets compared to the first six months of 2014. Net cash used by investing activities was $5.0 billion, primarily reflecting net securities available for sale portfolio purchases of $4.1 billion and a net increase in loans and leases of $3.6 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.1 billion. Cash provided by financing activities was $4.0 billion, driven by a net increase in deposits of $4.9 billion. These activities represented a cumulative decrease in cash and cash equivalents of $407 million, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of June 30, 2015.
For the first six months of 2014, our operating activities contributed $1.0 billion in net cash, included an increase in other liabilities, which added $335 million, and depreciation, amortization and accretion, which added $196 million. For the first six months of 2014, net cash used by investing activities was $5.6 billion, primarily reflecting net securities available for sale portfolio purchases of $4.3 billion, a net increase in loans and leases of $2.2 billion, securities held to maturity portfolio purchases of $1.2 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.1 billion. Finally, for the first six months of 2014, cash contributed by financing activities was $7.2 billion, including a net increase in other short-term borrowed funds of $5.5 billion and a net increase in federal funds purchased and securities sold under agreements to repurchase of $2.0 billion. These activities represented a cumulative increase in cash and cash equivalents of $2.6 billion, which, when added to cash and cash equivalents of $2.8 billion at the beginning of the period, resulted in an ending balance of cash and cash equivalents of $5.4 billion as of June 30, 2014.
Off-Balance Sheet Commitments

The following table presents our outstanding off-balance sheet commitments. See Note 13 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report:

(dollars in millions)	June 30, 2015	December 31, 2014	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$55,887	$55,899	($12)	—%
Financial standby letters of credit	2,181	2,315	(134)	(6)
Performance letters of credit	55	65	(10)	(15)
Commercial letters of credit	59	75	(16)	(21)
Marketing rights	49	51	(2)	(4)
Risk participation agreements	22	19	3	16
Residential mortgage loans sold with recourse	12	11	1	9
Total	$58,265	$58,435	($170)	—%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In June 2015, the Company entered into an agreement to purchase student loans on a quarterly basis in future periods. Under the terms of the agreement, the Company purchased loans with outstanding balances of $202 million during June 2015 and committed to purchase a minimum of $100 million to a maximum of $163 million per quarter for the subsequent three consecutive quarters through the first quarter 2016. The maximum amount of cumulative loan purchases under the terms of the agreement is $700 million. The agreement may be extended by the mutual agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a variable termination fee.
In June 2015, we amended our agreement originally entered into in May 2014, to purchase automobile loans on a quarterly basis in future periods. Commencing on the effective date and through July 31, 2015, the amended agreement requires the purchase of a minimum of $250 million of outstanding balances to a maximum of $600 million per quarterly period. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. We may cancel the agreement at will with payment of a variable termination fee. After three years, there is no termination fee.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Changes in the levels of estimated losses, even if minor, can significantly affect management’s determination of an appropriate allowance for loan and lease losses. For consumer loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A 1% and 5% increase in the estimated loss rate for consumer loans at December 31, 2014 would have increased the allowance by $5 million and $27 million, respectively. The allowance for loan and lease losses for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2014 year ended loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the allowance for loan and lease losses would have increased by $30 million and $59 million, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Third Line of Defense
Our internal audit function is the Third Line of Defense acting as an independent appraisal and assurance function. As an independent assurance function, internal audit ensures the key business risks are being managed to an acceptable level and that the risk management and internal control framework is operating effectively. Independent assessments are provided to our Audit Committee on a quarterly basis in the form of quarterly opinions. In addition, individual audit reports and monthly control reports are issued to executive management.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the CCO who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The CCO and his team also have responsibility for credit approvals for larger or more risky transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in: Consumer Banking; Business Banking; Commercial Banking; Citizens Restructuring Management; Portfolio Analytics and Reporting; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
The credit risk teams operate independently from the business lines to ensure decisions are not influenced by unbalanced objectives. Each team is composed of senior credit officers who possess extensive experience structuring and approving loans.
Governance
The primary mechanisms used to govern our credit risk function are our consumer and commercial credit policies. These policies outline the minimum acceptable lending standards that align with our desired risk appetite. Material issues or changes are identified by the individual committees and presented to the Credit Policy Committee, Executive Risk Committee and the Board for approval as required.
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
The credit risk team is constantly evaluating current and projected economic conditions, internal credit performance in relation to budget and predefined risk tolerances, and current and expected regulatory guidance to determine the optimal balance of expansion and contraction policies. All policy change proposals receive intense scrutiny and discussion prior to approval and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

implementation. This process ensures decisions are made based on profit-based analytics with full consideration to operational and regulatory risks.
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
Our management of risk concentrations includes the establishment of sector and asset class limits. We have identified 34 sectors and established limits for 18 that we have deemed meaningful by virtue of size or inherent risk. These sector limits are reviewed and approved annually. Exposure against these limits is tracked on a monthly basis. The two largest sector concentrations are Industrials and CRE.
Apart from Industrials and CRE (which together make up 30% of the commercial utilization as of June 30, 2015), we do not have any major sector concentrations. As of June 30, 2015, our CRE outstandings amounted to 8% of total outstanding loans. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is composed entirely of interest rate risk, as we have no direct currency, equity or commodity risk. This interest rate risk emerges from the balance sheet after the aggregation of our assets, liabilities and equity. We refer to this non-trading risk embedded in the balance sheet as “structural interest rate risk” or “interest rate risk in the banking book.” Our mortgage servicing rights assets also contain interest rate risk as the value of the fee stream is impacted by the level of long-term interest rates.
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
As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario as well as a variety of deliberately extreme and perhaps unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

projected net interest income in any interest rate scenario is compared to net interest income in a base case where market forward rates are realized.
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
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	Tolerance Level	June 30, 2015	December 31, 2014
Instantaneous Change in Interest Rates
+200	(10%)	13.0%	13.4%
+100		6.8	7.0
-100		(4.6)	(3.8)
-200	(10)	(5.7)	(4.3)
Gradual Change in Interest Rates
+200		6.8	6.8
+100		3.5	3.5
-100		(2.6)	(2.3)
-200		(3.7)	(3.0)
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
We are asset sensitive and as such are positioned to benefit from an increase in interest rates. The magnitude of this asset-sensitivity has remained relatively stable over the past year.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of June 30, 2015 and December 31, 2014, our mortgage servicing rights had a book value of $166 million, and were carried at the lower of cost or fair value. As of June 30, 2015, and December 31, 2014, the fair value of the mortgage servicing rights was $180 million and $179 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $11 million and $18 million on the asset as of June 30, 2015 and December 31, 2014, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of the implied volatility and spreads of a select range of interest rates, foreign exchange rates and secondary loans. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.
Client facilitation activities consist primarily of interest rate derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our exposure to the customer. Historically, the majority of these offsetting trades have been with RBS. We will occasionally execute hedges against the spread that exists across the client facing trade and its offset in the market to maintain a low risk profile. In 2014, we commenced a secondary loan trading desk with

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities with the intent to benefit from short term price differences.
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
Market Risk Governance
Our market risk framework currently leverages RBS technology platform to aggregate, measure and monitor exposure against market risk limits. As part of our separation from RBS, we have entered into a Transitional Services Agreement pursuant to which RBS will continue to provide us with all necessary VaR and other risk measurements required for regulatory reporting related to interest rate derivatives and foreign exchange trading activities, as well as internal market risk reporting and general consultative services related to our market risk framework until the end of the Transitional Services Agreement. During the term of the Transitional Services Agreement, we intend to build out our own market risk organization and framework in order to gradually migrate away from reliance on services provided by RBS. As part of this process, we hired a head of market risk management to begin building out our stand-alone capabilities with respect to market risk management.
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
Value-at-Risk Overview
    RBS market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates RBS general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). RBS General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended June 30, 2015 and 2014, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR. We began measuring the high, low, and average Value-at-Risk for interest rate and foreign exchange currency rate risk during the fourth quarter of 2013, in conjunction with incorporating trade-level detail for foreign exchange risk in our market risk measurement models. Prior to that time, VaR for foreign exchange exposure was calculated using a manual process that did not capture potential interest rate risk from any forward transactions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
Effective January 1, 2013, the U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital (the “Market Risk Rule”). The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the market risk rule, all of our client facing trades, market offset trades and sets of hedges needed to maintain a low risk profile to qualify as “covered positions.” The internal VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table shows the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Quarter Ended June 30, 2015				For the Quarter Ended June 30, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$1	$—
Foreign Exchange Currency Rate	—	—	2	—	—	—	1	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	2	—	—	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$2	$—	$—	$—	$1	$—
Stressed General VaR	$2	$2	$4	$2	$—	$—	$4	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$2	$4	$2	$2	$2	$4	$2
CFG Market Risk Regulatory Capital	$8				$9
CFG Specific Risk Not Modeled Add-on	5				—
CFG de Minimis Exposure Add-on	10
CFG Total Market Risk Regulatory Capital	$23				$9
CFG Market Risk-Weighted Assets	$289				$113

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ending June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014. We continue to utilize a multiplication factor derived from RBS backtesting results, as agreed with our banking regulators.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2015, the Company used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS.

On April 6, 2015, the Company issued 250,000 shares of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock with a liquidation preference $1,000 per share (the “Preferred Stock”) to Morgan Stanley & Co. LLC, RBS Securities Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. (collectively, the “Initial Purchasers”) for an aggregate offering price of $250 million and net proceeds of $247 million. The Series A Preferred Stock was sold to the Initial Purchasers in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. On April 7, 2015, the Company used the net proceeds of the Preferred Stock offering to repurchase 10,473,397 shares of its common stock directly from RBS.

The following table summarizes the Company’s repurchases of common stock described above:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs
August 3, 2015	9,615,384	$26.00	Not Applicable	Not Applicable
April 7, 2015	10,473,397	$23.87	Not Applicable	Not Applicable

See Note 9 “Stockholders’ Equity” and Note 23 “Subsequent Events” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1-Financial Statements of this report for further information.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

10.1
Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as originally adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of the Registration Statement on Form S-1, filed July 21, 2015)†

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

CITIZENS FINANCIAL GROUP, INC.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2015.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ronald S. Ohsberg
Name: Ronald S. Ohsberg
Title: Executive Vice President & Controller
(Principal Accounting Officer and Authorized Officer)