Form 10-Q
period 2015-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2015-11-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2015

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

Large accelerated filer                     [X]          Accelerated filer      [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 527,636,669 shares of Registrant’s common stock ($0.01 par value) outstanding on November 2, 2015.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default

CITIZENS FINANCIAL GROUP, INC.

LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OIS	Overnight Index Swap
OTC	Over the Counter
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SBO	Serviced by Others loan portfolio
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$1,067	$1,171
Interest-bearing cash and due from banks	689	2,105
Interest-bearing deposits in banks	363	370
Securities available for sale, at fair value	18,197	18,656
Securities held to maturity (fair value of $5,386 and $5,193, respectively)	5,285	5,148
Other investment securities, at fair value	50	33
Other investment securities, at cost	822	867
Loans held for sale, at fair value	369	256
Other loans held for sale	51	25
Loans and leases	97,431	93,410
Less: Allowance for loan and lease losses	1,201	1,195
Net loans and leases	96,230	92,215
Derivative assets (related party balances of $105 and $1, respectively)	838	629
Premises and equipment, net	560	595
Bank-owned life insurance	1,553	1,527
Goodwill	6,876	6,876
Other assets (related party balances of $2 and $7, respectively)	2,497	2,384
TOTAL ASSETS	$135,447	$132,857
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,373	$26,086
Interest-bearing (related party balances of $5 and $5, respectively)	74,493	69,621
Total deposits	101,866	95,707
Federal funds purchased and securities sold under agreements to repurchase	1,293	4,276
Other short-term borrowed funds	5,861	6,253
Derivative liabilities (related party balances of $275 and $387, respectively)	641	612
Deferred taxes, net	637	493
Long-term borrowed funds (related party balances of $2,000 and $2,000, respectively)	4,153	4,642
Other liabilities (related party balances of $30 and $30, respectively)	1,396	1,606
TOTAL LIABILITIES	$115,847	$113,589
Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at September 30, 2015, and no shares outstanding at December 31, 2014	$247	$—
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 562,941,263 shares issued and 527,636,510 shares outstanding at September 30, 2015 and 1,000,000,000 shares authorized, 560,262,638 shares issued and 545,884,519 shares outstanding at December 31, 2014	6	6
Additional paid-in capital	18,718	18,676
Retained earnings	1,745	1,294
Treasury Stock, at cost, 35,304,753 and 14,378,119 shares at September 30, 2015 and December 31, 2014, respectively	(857)	(336)
Accumulated other comprehensive loss	(259)	(372)
TOTAL STOCKHOLDERS’ EQUITY	$19,600	$19,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,447	$132,857
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases (related party balances of $17, $18, $53 and $54, respectively)	$812	$754	$2,381	$2,235
Interest and fees on loans held for sale, at fair value	3	2	8	4
Interest and fees on other loans held for sale	3	—	7	22
Investment securities	154	155	468	458
Interest-bearing deposits in banks	2	2	4	4
Total interest income	974	913	2,868	2,723
INTEREST EXPENSE:
Deposits	65	41	177	108
Deposits held for sale	—	—	—	4
Federal funds purchased and securities sold under agreements to repurchase (related party balances of $1, $3, $6 and $16, respectively)	4	9	13	25
Other short-term borrowed funds (related party balances of $13, $16, $38 and $60, respectively)	17	21	51	70
Long-term borrowed funds (related party balances of $19, $17, $59 and $42, respectively)	32	22	95	55
Total interest expense	118	93	336	262
Net interest income	856	820	2,532	2,461
Provision for credit losses	76	77	211	247
Net interest income after provision for credit losses	780	743	2,321	2,214
NONINTEREST INCOME:
Service charges and fees (related party balances of $0, $1, $2 and $4, respectively)	145	144	419	430
Card fees	60	58	172	175
Trust and investment services fees	41	39	118	120
Mortgage banking fees	18	21	81	55
Capital markets fees (related party balances of $2, $4, $8 and $9, respectively)	21	22	73	66
Foreign exchange and trade finance fees (related party balances of $5, $59, $21 and $52, respectively)	22	26	67	70
Bank-owned life insurance income	14	13	40	36
Securities gains, net	2	2	19	27
Net impairment losses recognized in earnings	(2)	(1)	(5)	(7)
Other income (related party balances of ($75), $5, ($125) and ($130), respectively)	32	17	76	367
Total noninterest income	353	341	1,060	1,339
NONINTEREST EXPENSE:
Salaries and employee benefits	404	409	1,234	1,281
Outside services (related party balances of $3, $3, $8 and $19, respectively)	89	106	267	314
Occupancy (related party balances of $0, $0, $1 and $0, respectively)	75	77	245	245
Equipment expense	62	58	190	187
Amortization of software	35	38	108	102
Other operating expense	133	122	405	439
Total noninterest expense	798	810	2,449	2,568
Income before income tax expense	335	274	932	985
Income tax expense	115	85	313	317
NET INCOME	$220	$189	$619	$668
Net income available to common stockholders	$213	$189	$612	$668
Weighted-average common shares outstanding:
Basic	530,985,255	559,998,324	538,279,222	559,998,324
Diluted	533,398,158	560,243,747	540,926,361	560,081,031
Per common share information:
Basic earnings	$0.40	$0.34	$1.14	$1.19
Diluted earnings	0.40	0.34	1.13	1.19
Dividends declared and paid	0.10	0.68	0.30	1.34
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$220	$189	$619	$668
Other comprehensive income (loss):
Net unrealized derivative instrument gains arising during the periods, net of income taxes of $30, $10, $66 and $80, respectively	48	17	108	137
Reclassification adjustment for net derivative (losses) gains included in net income, net of income taxes of ($3), $2, ($5) and $9, respectively	(4)	3	(8)	16
Net unrealized securities available for sale gains (losses) arising during the periods, net of income taxes of $37, ($36), $25 and $73, respectively	61	(61)	41	127
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($4), $0, ($15) and ($12), respectively	(8)	(1)	(26)	(22)
Reclassification of net securities gains to net income, net of income taxes of $0, $0, ($5) and ($7), respectively	—	(1)	(9)	(13)
Defined benefit pension plans:
Actuarial loss, net of income taxes of $0, ($35), $0 and ($35), respectively	—	(59)	—	(59)
Net prior service credit, net of income taxes of $0, $3, $0 and $3, respectively	—	4	—	4
Amortization of actuarial loss, net of income taxes $0, $1, $3 and $2, respectively	3	2	7	4
Divestitures to RBS effective September 1, 2014, net of income taxes of $0, $13, $0 and $13, respectively	—	19	—	19
Total other comprehensive income (loss), net of income taxes	100	(77)	113	213
Total comprehensive income	$320	$112	$732	$881
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	560	$6	$18,603	$1,235	$—	($648)	$19,196
Dividends to RBS	—	—	—	—	—	(85)	—	—	(85)
Dividends to RBS — exchange transactions	—	—	—	—	—	(666)	—	—	(666)
Share-based compensation plans	—	—	—	—	57	—	—	—	57
Total comprehensive income:
Net income	—	—	—	—	—	668	—	—	668
Other comprehensive income	—	—	—	—	—	—	—	213	213
Total comprehensive income	—	—	—	—	—	668	—	213	881
Balance at September 30, 2014	—	$—	560	$6	$18,660	$1,152	$—	($435)	$19,383
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(90)	—	—	(90)
Dividends to RBS	—	—	—	—	—	(71)	—	—	(71)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(20)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	2	—	35	—	(21)	—	14
Employee stock purchase plan shares issued	—	—	—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—	—	—	—	619	—	—	619
Other comprehensive income	—	—	—	—	—	—	—	113	113
Total comprehensive income	—	—	—	—	—	619	—	113	732
Balance at September 30, 2015	—	$247	528	$6	$18,718	$1,745	($857)	($259)	$19,600
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2015		2014
OPERATING ACTIVITIES
Net income	$619		$668
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	211		247
Originations of mortgage loans held for sale	(1,836)		(1,131)
Proceeds from sales of mortgage loans held for sale	1,780		1,089
Purchases of commercial loans held for sale	(887)		—
Proceeds from sales of commercial loans held for sale	826		—
Amortization of terminated cash flow hedges (related party balances of $13 and $13, respectively)	13		36
Depreciation, amortization and accretion	350		313
Mortgage servicing rights valuation recovery	(6)		(8)
Securities impairment	5		7
Deferred income taxes	76		31
Share-based compensation	22		29
Loss on disposal/impairment of premises and equipment	—		18
Loss on sale of other branch assets held for sale	—		9
Gain on sales of:
Debt securities	(19)		(27)
Marketable equity securities available for sale	(3)		—
Premises and equipment	(9)		—
Other loans held for sale	—		(11)
Deposits held for sale	—		(286)
Increase in other assets (related party balances of ($99) and $53, respectively)	(306)		(2,033)
(Decrease) increase in other liabilities (related party balances of ($112) and ($151), respectively)	(5)		2,256
Net cash provided by operating activities	831		1,207
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(5,418)		(5,642)
Proceeds from maturities and paydowns of securities available for sale	2,660		2,238
Proceeds from sales of securities available for sale	3,180		1,265
Purchases of securities held to maturity	(811)		(1,174)
Proceeds from maturities and paydowns of securities held to maturity	610		216
Proceeds from sales of securities held to maturity	73	—	—
Purchases of other investment securities, at fair value	(109)		(97)
Proceeds from sales of other investment securities, at fair value	92		90
Purchases of other investment securities, at cost	(33)		(72)
Proceeds from sales of other investment securities, at cost	78		114
Net decrease (increase) in interest-bearing deposits in banks	7		(59)
Net increase in loans and leases	(4,315)		(4,120)
Net increase in bank-owned life insurance	(26)		(31)
Premises and equipment:
Purchases	(54)		(48)
Proceeds from sales	12		29
Capitalization of software	(142)		(116)
Net cash used in investing activities	(4,196)		(7,407)
FINANCING ACTIVITIES
Net increase in deposits	6,159		1,569
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(2,983)		393
Net (decrease) increase in other short-term borrowed funds	(1,152)		4,462
Proceeds from issuance of long-term borrowed funds (related party balances of $0 and $666, respectively)	250		666
Repayments of long-term borrowed funds	(8)		(7)
Treasury stock purchased	(500)		—
Net proceeds from issuance of preferred stock	247		—
Dividends declared and paid to common stockholders	(90)		—
Dividends declared and paid to RBS	(71)		(751)
Dividends declared and paid to preferred stockholders	(7)		—
Net cash provided by financing activities	1,845		6,332
(Decrease) increase in cash and cash equivalents	(1,520)		132
Cash and cash equivalents at beginning of period	3,276		2,757
Cash and cash equivalents at end of period	$1,756		$2,889
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

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-15 “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements.” The ASU incorporates guidance from the SEC on deferral of debt issuance costs associated with line-of-credit arrangements, consistent with ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will not have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date of the new revenue standard by one year. As a result of this deferral, the new revenue standard is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Consolidated Financial Statements.

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

CITIZENS FINANCIAL GROUP, INC.

in occurrence. This ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	September 30, 2015				December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$15	$—	$—	$15	$15	$—	$—	$15
State and political subdivisions	9	—	—	9	10	—	—	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,340	292	(25)	17,607	17,683	301	(50)	17,934
Other/non-agency	587	3	(41)	549	703	4	(35)	672
Total mortgage-backed securities	17,927	295	(66)	18,156	18,386	305	(85)	18,606
Total debt securities available for sale	17,951	295	(66)	18,180	18,411	305	(85)	18,631
Marketable equity securities	5	—	—	5	10	3	—	13
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	22	3	—	25
Total securities available for sale	$17,968	$295	($66)	$18,197	$18,433	$308	($85)	$18,656
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,092	$67	($4)	$4,155	$3,728	$22	($31)	$3,719
Other/non-agency	1,193	38	—	1,231	1,420	54	—	1,474
Total securities held to maturity	$5,285	$105	($4)	$5,386	$5,148	$76	($31)	$5,193
Other Investment Securities, at Fair Value
Money market mutual fund	$45	$—	$—	$45	$28	$—	$—	$28
Venture capital and other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$50	$—	$—	$50	$33	$—	$—	$33

Other Investment Securities, at Cost
Federal Reserve Bank stock	$468	$—	$—	$468	$477	$—	$—	$477
Federal Home Loan Bank stock	354	—	—	354	390	—	—	390
Total other investment securities, at cost	$822	$—	$—	$822	$867	$—	$—	$867

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net impairment losses recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($14)	($3)	($46)	($42)
Portions of loss recognized in other comprehensive income (before taxes)	12	2	41	35
Net impairment losses recognized in earnings	($2)	($1)	($5)	($7)

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	September 30, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	35	2,985	(12)	37	960	(17)	72	3,945	(29)
Other/non-agency	6	52	(1)	19	366	(40)	25	418	(41)
Total mortgage-backed securities	41	3,037	(13)	56	1,326	(57)	97	4,363	(70)
Total	42	$3,046	($13)	56	$1,326	($57)	98	$4,372	($70)

	December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	1	$10	$—	1	$10	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	75	3,282	(24)	52	1,766	(57)	127	5,048	(81)
Other/non-agency	6	80	(2)	17	397	(33)	23	477	(35)
Total mortgage-backed securities	81	3,362	(26)	69	2,163	(90)	150	5,525	(116)
Total	81	$3,362	($26)	70	$2,173	($90)	151	$5,535	($116)

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

The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Cumulative balance at beginning of period	$62	$60	$62	$56
Credit impairments recognized in earnings on securities not previously impaired	—	—	—	—
Credit impairments recognized in earnings on securities that have been previously impaired	2	1	5	7
Reductions due to increases in cash flow expectations on impaired securities	(1)	(1)	(4)	(3)
Cumulative balance at end of period	$63	$60	$63	$60

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2015 and 2014 were $63 million and $60 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of September 30, 2015 and 2014. For the three months ended September 30, 2015 and 2014, the Company recognized credit related other-than-temporary impairment losses in earnings of $2 million and $1 million, respectively, related to non-agency MBS in the AFS portfolio. For the nine months ended September 30, 2015 and 2014, the Company recognized credit related other-than-temporary impairment losses in earnings of $5 million and $7 million, respectively. There were no credit impaired debt securities sold during the three or nine months ended September 30, 2015 and 2014, respectively. Reductions in credit losses due to increases in cash flow expectations were $1 million for the three months ended September 30, 2015 and 2014, and $4 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.

The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. As of September 30, 2015 and 2014, $41 million and $35 million, respectively, of pre-tax non-credit related losses were deferred in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	47	1,972	15,321	17,340
Other/non-agency	—	70	9	508	587
Total debt securities available for sale	15	117	1,981	15,838	17,951
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,092	4,092
Other/non-agency	—	—	—	1,193	1,193
Total debt securities held to maturity	—	—	—	5,285	5,285
Total amortized cost of debt securities	$15	$117	$1,981	$21,123	$23,236

Fair Value:
Debt securities available for sale
U.S. Treasury	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	50	2,006	15,551	17,607
Other/non-agency	—	71	9	469	549
Total debt securities available for sale	15	121	2,015	16,029	18,180
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,155	4,155
Other/non-agency	—	—	—	1,231	1,231
Total debt securities held to maturity	—	—	—	5,386	5,386
Total fair value of debt securities	$15	$121	$2,015	$21,415	$23,566

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Taxable	$154	$155	$468	$458
Non-taxable	—	—	—	—
Total interest income from investment securities	$154	$155	$468	$458

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on AFS securities are shown below:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(in millions)	2015	2014	2015	2014
Gains on sale of debt securities	$7	$7	$29	$32
Losses on sale of debt securities	(7)	(5)	(12)	(5)
Debt securities gains, net	$—	$2	$17	$27
Equity securities gains	$—	$—	$3	$—

In advance of the Volcker Rule effective date, during the three months ended September 30, 2015, the Company sold a $73 million mortgage-backed security that was classified as HTM that would have been prohibited under the Volcker Rule beginning in July 2017. Upon sale the Company recognized a $2 million gain.

The amortized cost and fair value of securities pledged are shown below:

	September 30, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$1,275	$1,294	$3,650	$3,701
Pledged against FHLB borrowed funds	1,203	1,241	1,355	1,407
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,442	3,517	3,453	3,520

There were no loan securitizations for the three or nine months ended September 30, 2015 and 2014.

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

The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	September 30, 2015			December 31, 2014
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$1,300	($1,300)	$—	$—	$—	$—
Securities sold under agreements to repurchase	(1,800)	1,300	(500)	(2,600)	—	(2,600)

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 12 “Derivatives.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities under the agreements to repurchase or resell are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity, at September 30, 2015:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities purchased under agreements to resell
Mortgage-backed securities - Agency	$—	$500	$300	$500	$1,300
Total securities purchased under agreements to resell	$—	$500	$300	$500	$1,300
Securities sold under agreements to repurchase
Mortgage-backed securities - Agency	$—	($500)	($800)	($500)	($1,800)
Total securities sold under agreement to repurchase	$—	($500)	($800)	($500)	($1,800)

For these securities sold under the agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. The Company manages the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	September 30, 2015	December 31, 2014
Commercial	$32,726	$31,431
Commercial real estate	8,678	7,809
Leases	3,865	3,986
Total commercial	45,269	43,226
Residential mortgages	12,792	11,832
Home equity loans	2,842	3,424
Home equity lines of credit	14,707	15,423
Home equity loans serviced by others (1)	1,054	1,228
Home equity lines of credit serviced by others (1)	441	550
Automobile	13,876	12,706
Student	3,846	2,256
Credit cards	1,628	1,693
Other retail	976	1,072
Total retail	52,162	50,184
Total loans and leases (2) (3)	$97,431	$93,410

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $420 million as of September 30, 2015 and $281 million as of December 31, 2014.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.7 billion and $17.9 billion at September 30, 2015 and December 31, 2014, respectively.
Loans held for sale at fair value totaled $369 million and $256 million at September 30, 2015 and December 31, 2014, respectively, and consisted of residential mortgages originated for sale of $269 million and the commercial trading portfolio of $100 million as of September 30, 2015. As of December 31, 2014, residential mortgages originated for sale were $213 million, and commercial trading portfolio totaled $43 million. Other loans held for sale totaled $51 million and $25 million as of September 30, 2015 and December 31, 2014, respectively and consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds totaled $22.1 billion and $22.0 billion at September 30, 2015 and December 31, 2014, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $12.7 billion and $11.8 billion at September 30, 2015 and December 31, 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2015, the Company purchased a portfolio of automobile loans with an outstanding principal balance of $1.1 billion, a portfolio of residential mortgages with an outstanding principal balance of $887 million, and a portfolio of student loans with an outstanding principal balance of $615 million. During the nine months ended September 30, 2014, the Company purchased a portfolio of residential loans with an outstanding principal balance of $1.5 billion, a portfolio of auto loans with an outstanding principal balance of $1.3 billion and a portfolio of student loans with an outstanding principal balance of $59 million.
During the nine months ended September 30, 2015, the Company sold a portfolio of residential mortgages with an outstanding principal balance of $273 million and $41 million of credit card balances associated with a terminated agent credit card servicing agreement. During the nine months ended September 30, 2014, in addition to the $1.1 billion loans sold as part of the Company's sale of its Chicago-area retail branches, the Company sold portfolios of residential mortgage loans with outstanding principal balances of $126 million and student loans of $357 million as well as commercial loans with an outstanding principal balance of $165 million.

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
The following is a summary of changes in the allowance for credit losses:

	Nine Months Ended September 30, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2015	$544	$651	$1,195
Charge-offs	(32)	(324)	(356)
Recoveries	42	107	149
Net (charge-offs) recoveries	10	(217)	(207)
Provision charged to income	21	192	213
Allowance for loan and lease losses as of September 30, 2015	575	626	1,201
Reserve for unfunded lending commitments as of January 1, 2015	61	—	61
Credit for unfunded lending commitments	(2)	—	(2)
Reserve for unfunded lending commitments as of September 30, 2015	59	—	59
Total allowance for credit losses as of September 30, 2015	$634	$626	$1,260

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2014	$498	$723	$1,221
Charge-offs	(30)	(344)	(374)
Recoveries	47	84	131
Net (charge-offs) recoveries	17	(260)	(243)
Provision charged to income	27	196	223
Allowance for loan and lease losses as of September 30, 2014	542	659	1,201
Reserve for unfunded lending commitments as of January 1, 2014	39	—	39
Provision for unfunded lending commitments	24	—	24
Reserve for unfunded lending commitments as of September 30, 2014	63	—	63
Total allowance for credit losses as of September 30, 2014	$605	$659	$1,264

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	September 30, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$194	$1,170	$1,364	$205	$1,208	$1,413
Formula-based evaluation	45,075	50,992	96,067	43,021	48,976	91,997
Total	$45,269	$52,162	$97,431	$43,226	$50,184	$93,410

The following is a summary of the allowance for credit losses by evaluation method:

	September 30, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$23	$104	$127	$20	$109	$129
Formula-based evaluation	611	522	1,133	585	542	1,127
Allowance for credit losses	$634	$626	$1,260	$605	$651	$1,256

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	September 30, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,005	$924	$712	$85	$32,726
Commercial real estate	8,326	207	103	42	8,678
Leases	3,796	22	47	—	3,865
Total	$43,127	$1,153	$862	$127	$45,269

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,022	$876	$427	$106	$31,431
Commercial real estate	7,354	329	61	65	7,809
Leases	3,924	12	50	—	3,986
Total	$41,300	$1,217	$538	$171	$43,226

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	September 30, 2015
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$12,358	$107	$78	$249	$12,792
Home equity loans	2,478	179	46	139	2,842
Home equity lines of credit	14,060	401	77	169	14,707
Home equity loans serviced by others (1)	956	58	21	19	1,054
Home equity lines of credit serviced by others (1)	344	56	14	27	441
Automobile	12,859	858	130	29	13,876
Student	3,689	90	28	39	3,846
Credit cards	1,543	51	19	15	1,628
Other retail	902	55	15	4	976
Total	$49,189	$1,855	$428	$690	$52,162
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets
A summary of nonperforming loans and leases by class is as follows:

	September 30, 2015			December 31, 2014
(in millions)	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases
Commercial	$81	$7	$88	$113	$1	$114
Commercial real estate	42	—	42	50	—	50
Leases	—	—	—	—	—	—
Total commercial	123	7	130	163	1	164
Residential mortgages	324	—	324	345	—	345
Home equity loans	200	—	200	203	—	203
Home equity lines of credit	214	—	214	257	—	257
Home equity loans serviced by others (1)	39	—	39	47	—	47
Home equity lines of credit serviced by others (1)	31	—	31	25	—	25
Automobile	38	—	38	21	—	21
Student	32	7	39	11	6	17
Credit cards	15	—	15	16	1	17
Other retail	3	1	4	5	—	5
Total retail	896	8	904	930	7	937
Total	$1,019	$15	$1,034	$1,093	$8	$1,101

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $259 million as of September 30, 2015.

A summary of other nonperforming assets is as follows:

(in millions)	September 30, 2015	December 31, 2014
Nonperforming assets, net of valuation allowance:
Commercial	$1	$3
Retail	38	39
Nonperforming assets, net of valuation allowance	$39	$42

Nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key performance indicators is as follows:

	September 30, 2015	December 31, 2014
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.13%	0.18%
Nonperforming retail loans as a percentage of total loans and leases	0.93	1.00
Total nonperforming loans and leases as a percentage of total loans and leases	1.06%	1.18%

Nonperforming commercial assets as a percentage of total assets	0.10%	0.13%
Nonperforming retail assets as a percentage of total assets	0.69	0.73
Total nonperforming assets as a percentage of total assets	0.79%	0.86%

The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	September 30, 2015			December 31, 2014
(in millions)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$22	$88	$110	$57	$114	$171
Commercial real estate	3	42	45	26	50	76
Leases	—	—	—	3	—	3
Total commercial	25	130	155	86	164	250
Residential mortgages	78	249	327	97	269	366
Home equity loans	46	139	185	60	145	205
Home equity lines of credit	77	169	246	73	198	271
Home equity loans serviced by others (1)	21	19	40	26	23	49
Home equity lines of credit serviced by others (1)	14	27	41	10	19	29
Automobile	130	29	159	93	16	109
Student	28	39	67	25	17	42
Credit cards	19	15	34	22	17	39
Other retail	15	4	19	18	4	22
Total retail	428	690	1,118	424	708	1,132
Total	$453	$820	$1,273	$510	$872	$1,382

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs. The following is a summary of impaired loan information by class:

	September 30, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$84	$21	$70	$174	$154
Commercial real estate	23	2	17	37	40
Total commercial	107	23	87	211	194
Residential mortgages	119	16	311	593	430
Home equity loans	94	12	190	351	284
Home equity lines of credit	22	2	120	174	142
Home equity loans serviced by others (1)	53	8	26	91	79
Home equity lines of credit serviced by others (1)	3	1	7	14	10
Automobile	3	—	11	18	14
Student	164	48	1	166	165
Credit cards	29	12	—	29	29
Other retail	15	5	2	20	17
Total retail	502	104	668	1,456	1,170
Total	$609	$127	$755	$1,667	$1,364
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is as follows:

	Three Months Ended September 30,
	2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$126	$2	$138
Commercial real estate	—	35	—	62
Total commercial	1	161	2	200
Residential mortgages	4	428	4	445
Home equity loans	2	277	1	262
Home equity lines of credit	1	142	1	158
Home equity loans serviced by others (1)	1	79	1	95
Home equity lines of credit serviced by others (1)	—	10	—	11
Automobile	—	12	—	9
Student	1	165	2	161
Credit cards	—	29	1	34
Other retail	1	17	1	21
Total retail	10	1,159	11	1,196
Total	$11	$1,320	$13	$1,396

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

	Nine Months Ended September 30,
	2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$133	$2	$141
Commercial real estate	1	45	1	70
Total commercial	3	178	3	211
Residential mortgages	12	423	11	434
Home equity loans	7	263	5	248
Home equity lines of credit	3	140	3	153
Home equity loans serviced by others (1)	3	80	4	94
Home equity lines of credit serviced by others (1)	—	9	—	11
Automobile	—	11	—	8
Student	5	160	6	154
Credit cards	1	28	2	34
Other retail	1	18	1	21
Total retail	32	1,132	32	1,157
Total	$35	$1,310	$35	$1,368

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
Commercial TDRs were $152 million and $176 million on September 30, 2015 and December 31, 2014, respectively. Retail TDRs totaled $1.2 billion on September 30, 2015 and December 31, 2014. Commitments to lend additional funds to debtors owing receivables which were TDRs were $15 million and $53 million on September 30, 2015 and December 31, 2014, respectively.
The following table summarizes how loans were modified during the three months ended September 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to September 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$—	$—	50	$7	$7
Commercial real estate	—	—	—	—	—	—
Total commercial	4	—	—	50	7	7
Residential mortgages	24	4	4	8	1	1
Home equity loans	30	2	2	72	14	14
Home equity lines of credit	1	—	—	2	—	—
Home equity loans serviced by others (3)	2	—	—	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	—	—	—
Automobile	33	—	1	3	—	—
Student	—	—	—	—	—	—
Credit cards	547	3	3	—	—	—
Other retail	2	—	—	—	—	—
Total retail	639	9	10	85	15	15
Total	643	$9	$10	135	$22	$22

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	8	$28	$28	$—	$1
Commercial real estate	—	—	—	—	—
Total commercial	8	28	28	—	1
Residential mortgages	78	9	9	—	—
Home equity loans	85	8	7	—	—
Home equity lines of credit	58	4	3	—	—
Home equity loans serviced by others (3)	26	2	1	—	—
Home equity lines of credit serviced by others (3)	12	1	1	—	—
Automobile	182	2	3	—	1
Student	151	2	3	1	—
Credit card	—	—	—	—	—
Other retail	4	—	—	—	—
Total retail	596	28	27	1	1
Total	604	$56	$55	$1	$2
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$—	$—	10	$2	$2
Commercial real estate	1	—	—	3	1	1
Total commercial	6	—	—	13	3	3
Residential mortgages	28	4	4	10	2	1
Home equity loans	24	2	3	8	—	2
Home equity lines of credit	5	—	—	69	4	3
Home equity loans serviced by others (3)	8	—	—	—	—	—
Home equity lines of credit serviced by others(3)	—	—	—	—	—	—
Automobile	7	—	—	4	—	—
Student	—	—	—	—	—	—
Credit cards	513	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail	585	9	10	91	6	6
Total	591	$9	$10	104	$9	$9

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	3	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	3	—	—	—	—
Residential mortgages	102	12	11	(1)	1
Home equity loans	266	15	15	—	—
Home equity lines of credit	98	7	6	—	1
Home equity loans serviced by others (3)	26	1	1	(1)	—
Home equity lines of credit serviced by others (3)	9	1	1	—	—
Automobile	256	5	3	—	1
Student	346	6	6	1	—
Credit card	—	—	—	—	—
Other retail	6	—	—	—	1
Total retail	1,109	47	43	(1)	4
Total	1,112	$47	$43	($1)	$4
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

The following table summarizes how loans were modified during the nine months ended September 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to September 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	18	$3	$3	114	$19	$19
Commercial real estate	1	—	—	—	—	—
Total commercial	19	3	3	114	19	19
Residential mortgages	77	13	13	27	5	5
Home equity loans	77	4	4	158	30	30
Home equity lines of credit	1	—	—	5	—	—
Home equity loans serviced by others (3)	24	1	1	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	—	—	—
Automobile	71	1	2	5	—	—
Student	—	—	—	—	—	—
Credit cards	1,781	10	10	—	—	—
Other retail	2	—	—	—	—	—
Total retail	2,033	29	30	195	35	35
Total	2,052	$32	$33	309	$54	$54

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	12	$30	$30	($1)	$1
Commercial real estate	1	4	4	—	—
Total commercial	13	34	34	(1)	1
Residential mortgages	184	19	19	(1)	—
Home equity loans	379	25	24	—	—
Home equity lines of credit	271	18	15	—	2
Home equity loans serviced by others (3)	97	5	4	—	1
Home equity lines of credit serviced by others (3)	34	2	2	—	—
Automobile	651	10	9	—	2
Student	901	16	17	4	—
Credit Card	—	—	—	1	—
Other retail	19	—	—	—	—
Total retail	2,536	95	90	4	5
Total	2,549	$129	$124	$3	$6
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	20	$7	$7	38	$4	$4
Commercial real estate	3	—	—	5	1	1
Total commercial	23	7	7	43	5	5
Residential mortgages	94	14	14	32	5	4
Home equity loans	92	6	7	76	4	5
Home equity lines of credit	7	—	—	245	15	13
Home equity loans serviced by others (3)	26	1	1	—	—	—
Home equity lines of credit serviced by others (3)	3	—	—	1	—	—
Automobile	62	1	1	11	—	—
Student	—	—	—	—	—	—
Credit cards	1,698	9	9	—	—	—
Other retail	3	—	—	—	—	—
Total retail	1,985	31	32	365	24	22
Total	2,008	$38	$39	408	$29	$27

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	5	$—	$—	($8)	$—
Commercial real estate	—	—	—	—	—
Total commercial	5	—	—	(8)	—
Residential mortgages	341	40	39	(3)	1
Home equity loans	789	49	47	(1)	2
Home equity lines of credit	257	18	15	—	4
Home equity loans serviced by others (3)	111	4	4	(1)	—
Home equity lines of credit serviced by others (3)	33	2	2	—	—
Automobile	673	11	7	—	3
Student	1,199	22	22	2	—
Credit Card	—	—	—	—	—
Other retail	35	1	1	—	1
Total retail	3,438	147	137	(3)	11
Total	3,443	$147	$137	($11)	$11
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the three months ended September 30, 2015 and 2014 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2015 and 2014. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended September 30,
	2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	7	$1	5	$4
Commercial real estate	—	—	1	—
Total commercial	7	1	6	4
Residential mortgages	37	7	91	11
Home equity loans	47	6	104	8
Home equity lines of credit	26	3	52	3
Home equity loans serviced by others (1)	11	1	17	—
Home equity lines of credit serviced by others (1)	10	1	6	—
Automobile	24	—	30	—
Student	33	1	93	2
Credit cards	102	1	131	1
Other retail	1	—	2	—
Total retail	291	20	526	25
Total	298	$21	532	$29

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the nine months ended September 30, 2015 and 2014 within 12 months of their modification date.

	Nine Months Ended September 30,
	2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	21	$2	22	$7
Commercial real estate	—	—	2	1
Total commercial	21	2	24	8
Residential mortgages	120	18	226	27
Home equity loans	130	12	259	19
Home equity lines of credit	98	6	191	9
Home equity loans serviced by others (1)	34	2	51	1
Home equity lines of credit serviced by others (1)	17	1	18	—
Automobile	66	1	88	1
Student	142	3	284	5
Credit cards	304	2	444	3
Other retail	4	—	11	—
Total retail	915	45	1,572	65
Total	936	$47	1,596	$73
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2015 and December 31, 2014, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table presents balances of loans with these characteristics:

	September 30, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$651	$1,100	$874	$—	$2,625
Interest only/negative amortization	1,024	—	—	—	1,024
Low introductory rate	—	2	—	95	97
Multiple characteristics and other	15	—	—	—	15
Total	$1,690	$1,102	$874	$95	$3,761

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$773	$1,743	$1,025	$—	$3,541
Interest only/negative amortization	894	—	—	—	894
Low introductory rate	—	—	—	98	98
Multiple characteristics and other	24	—	—	—	24
Total	$1,691	$1,743	$1,025	$98	$4,557

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

At September 30, 2015, the Company’s balance of LIHTC investments was $518 million and unfunded commitments totaled $324 million. For the three months ended September 30, 2015, the Company recognized $11 million of amortization expense, $12 million of tax credits and $4 million of other tax benefits associated with these investments in the provision for income taxes. For the nine months ended September 30, 2015, the Company recognized $35 million of amortization expense, $35 million of tax credits and $13 million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the three and nine months ended September 30, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

Goodwill represents the excess of fair value of purchased assets over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. The changes in the carrying value of goodwill for the nine months ended September 30, 2015 and 2014 were:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2013	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at September 30, 2014	$2,136	$4,740	$6,876
Balance at December 31, 2014	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at September 30, 2015	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at September 30, 2015 and 2014. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at September 30, 2015 and 2014.

The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to two reporting units — Consumer Banking and Commercial Banking — based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. No impairment was recorded for the nine months ended September 30, 2015 and 2014.

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
The Company received $1.5 billion and $1.1 billion of proceeds from the sale of residential mortgages for the nine months ended September 30, 2015 and 2014, respectively, and recognized gains on such sales of $43 million and $25 million for the nine months ended September 30, 2015 and 2014, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased residential mortgage loans totaling $9 million and $22 million for the nine months ended September 30, 2015 and 2014, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $41 million and $44 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded valuation recoveries of $6 million and $8 million for its MSRs for the nine months ended September 30, 2015 and 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes related to MSRs were as follows:

	As of and for the Nine Months Ended September 30,
(in millions)	2015	2014
MSRs:
Balance as of January 1	$184	$208
Amount capitalized	20	13
Amortization	(28)	(32)
Carrying amount before valuation allowance	176	189
Valuation allowance for servicing assets:
Balance as of January 1	18	23
Valuation recovery	(6)	(8)
Balance at end of period	12	15
Net carrying value of MSRs	$164	$174

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

(dollars in millions)	September 30, 2015	December 31, 2014
Fair value	$177	$179
Weighted average life (in years)	5.2	5.2
Weighted average constant prepayment rate	12.3%	12.4%
Weighted average discount rate	9.8%	9.8%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Nine Months Ended September 30,
	2015	2014
Weighted average life (in years)	5.7	5.7
Weighted average constant prepayment rate	10.8%	11.7%
Weighted average discount rate	9.7%	10.3%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sensitivity analysis below as of September 30, 2015 and December 31, 2014 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	September 30, 2015	December 31, 2014
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$6	$9
Decline in fair value from a 100 basis point decrease in interest rates	$12	$15
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6

NOTE 8 - BORROWED FUNDS

The following is a summary of the Company’s short-term borrowed funds:

(in millions)	September 30, 2015	December 31, 2014
Federal funds purchased	$—	$574
Securities sold under agreements to repurchase	1,293	3,702
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,861	6,253
Total short-term borrowed funds	$7,154	$10,529

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Nine Months Ended September 30, 2015	As of and for the Year Ended December 31, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.25%	0.14%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.29	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$3,947	$5,699
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,169	5,640
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.27	0.25

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	September 30, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
4.350% fixed rate subordinated debt, due 2025	250	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2) (3)	755	750
2.450% senior unsecured notes, due 2019 (2) (3)	763	746
Federal Home Loan advances due through 2033	18	772
Other	17	24
Total long-term borrowed funds	$4,153	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” for further information.
(2) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(3) $1.5 billion principal balance of unsecured notes presented net of $5 million and $13 million hedge of interest rate risk on medium term debt using interest rate swaps at September 30, 2015. See Note 12 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $9.8 billion and $11.3 billion at September 30, 2015 and December 31, 2014, respectively. The Company’s available FHLB borrowing capacity was $5.3 billion and $3.5 billion at September 30, 2015 and December 31, 2014, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, was pledged to provide borrowing capacity at the FRB. At September 30, 2015, the Company’s unused secured borrowing capacity was approximately $31.4 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

The following is a summary of maturities for the Company’s long-term borrowed funds at September 30, 2015:

Year	(in millions)
2015 or on demand	$—
2016	—
2017	761
2018	7
2019	764
2020 and thereafter	2,621
Total	$4,153

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock
As of September 30, 2015, the Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the shares of each series and any qualifications, limitations and restrictions thereof. There were no shares of preferred stock issued and outstanding as of December 31, 2014.
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

Treasury Stock
On August 3, 2015, CFG used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS at a public offering price of $26.00 per share. Immediately following the completion of this stock repurchase transaction, RBS owned 110,461,782 shares, or 20.9%, of CFG’s outstanding common stock. The repurchased shares are held in treasury.
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
During the nine months ended September 30, 2015, the Company recorded an additional 837,853 shares of treasury stock associated with share-based compensation plan activity for a total cost of $21 million at a weighted-average price per share of $25.48.

NOTE 10 - EMPLOYEE BENEFITS
Pension Plans
The Company maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees’ years of service and highest five-year average of eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. The Company also provides an unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen effective December 12, 2012.
RBS restructured the administration of employee benefit plans during 2008. As a result, the qualified and non-qualified pension plans of certain RBS subsidiaries referred to as the Company’s “Affiliates” merged with the Company’s pension plans.
In September 2014, in preparation for the IPO, the Company divested portions of the qualified and non-qualified plans to newly established plans. RBS is the plan sponsor of the newly established plans, which provide benefits for current and former employees of the Affiliates. Citizens remains the sponsor of the original plans, which provides benefits for its current and former employees. As a result of the divestiture of the qualified plan, the Company transferred $129 million of plan assets and $148 million of plan liabilities from the qualified plan to the new plan for Affiliates. The Company also transferred liabilities of $7

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million related to the non-qualified plan to the new plan established for Affiliates. The Company made a $1 million cash payment to RBS as a result of divesting the portion of the pension and other benefit plans associated with the Affiliates.
On February 20, 2015, CFG made a contribution of $100 million to the qualified plan.
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Nine Months Ended September 30,
	Qualified Plan		Non-Qualified Plan		Total
(in millions)	2015	2014	2015	2014	2015	2014
Service cost	$2	$3	$—	$—	$2	$3
Interest cost	33	33	3	3	36	36
Expected return on plan assets	(55)	(53)	—	—	(55)	(53)
Amortization of actuarial loss	10	6	2	1	12	7
Net periodic pension (income) cost	($10)	($11)	$5	$4	($5)	($7)

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

NOTE 11 - INCOME TAXES
Income Tax Provision
The provision for income taxes was $115 million and $85 million for the three months ended September 30, 2015 and 2014, respectively, resulting in an effective tax rate of 34.1% and 30.8% for the three months ended September 30, 2015 and 2014, respectively. The provision for income taxes was $313 million and $317 million for the nine months ended September 30, 2015 and 2014, respectively, resulting in an effective tax rate of 33.5% and 32.2% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits of tax credits and tax-exempt income.
The effective income tax rate for the nine months ended September 30, 2015 reflected the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. See Note 5 “Variable Interest Entities,” for further information.
Deferred Tax Liability
At September 30, 2015, the Company reported a net deferred tax liability of $637 million, compared to a $493 million liability as of December 31, 2014. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments.

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
The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2015			December 31, 2014
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,000	$173	$68	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	31,628	664	580	31,848	589	501
Foreign exchange contracts	7,783	163	158	8,359	170	164
Other contracts	1,081	10	10	730	7	9
Total derivatives not designated as hedging instruments		837	748		766	674
Gross derivative fair values		1,010	816		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(172)	(172)		(161)	(161)
Less: Cash collateral applied (2)		—	(3)		—	—
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$838	$641		$629	$612

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

The Company also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on our medium term borrowings.
Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Offsetting swap and cap agreements are simultaneously transacted to

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has certain derivative transactions that are designated as hedging instruments described as follows:
Derivatives designated as hedging instruments
The Company’s entire institutional hedging portfolio qualifies for hedge accounting. This includes interest rate swaps that are designated in highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be effective as a hedge, and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair value hedges
The Company entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The changes in fair value of the fair value hedges, to the extent that the hedging relationship is effective, are recorded through earnings and offset against changes in the fair value of the hedged item.

The following table summarizes certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$16	($16)	$—	$22	($22)	$—

There was no impact on net income for the three and nine months ended September 30, 2014.

Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $13 million of net loss (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest expense in the Consolidated Statements of Operations.
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
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Effective portion of gain recognized in OCI (1)	$78	$27	$174	$217
Amounts reclassified from OCI to interest income (2)	22	18	57	54
Amounts reclassified from OCI to interest expense (2)	(15)	(23)	(44)	(79)

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
The following table summarizes certain information related to the Company’s customer derivatives and economic hedges:

The Effect of Customer Derivatives and Economic Hedges on Net Income
	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Customer derivative contracts
Customer interest rate contracts (1)	$85	$2	$149	$151
Customer foreign exchange contracts (1)	(4)	(60)	(21)	(54)
Residential loan commitments (2)	9	(4)	2	4
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(75)	5	(126)	(130)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	5	59	21	52
Forward sale contracts (2)	(4)	2	(2)	(2)
Total	$16	$4	$23	$21

(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and trade finance fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	September 30, 2015	December 31, 2014
Commitment amount:
Undrawn commitments to extend credit	$55,506	$55,899
Financial standby letters of credit	2,077	2,315
Performance letters of credit	45	65
Commercial letters of credit	63	75
Marketing rights	47	51
Risk participation agreements	39	19
Residential mortgage loans sold with recourse	11	11
Total	$57,788	$58,435

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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $1 million at September 30, 2015 and $3 million at December 31, 2014.

Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid approximately $3 million for the nine months ended September 30, 2015 and $3 million for the year ended December 31, 2014, respectively, and is obligated to pay $47 million over the remainder of the contract.

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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of September 30, 2015 and December 31, 2014 is $39 million and $19 million, respectively. The current amount of credit exposure is spread out over 78 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.

Other Commitments
In June 2015, the Company entered into an agreement to purchase student loans on a quarterly basis in future periods. Under the terms of the agreement, the Company committed to purchase a minimum of $100 million to a maximum of $163 million per quarter for the subsequent three consecutive quarters through the first quarter 2016. The maximum amount of cumulative loan purchases under the terms of the agreement is $700 million. The agreement may be extended by the mutual agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a variable termination fee.
In June 2015, the Company amended its agreement originally entered into in May 2014, to purchase automobile loans on a quarterly basis in future periods. Commencing on the effective date of June 25, 2015 and through July 31, 2015, the amended agreement required the purchase of a minimum of $250 million of outstanding balances to a maximum of $600 million per quarterly period. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. The Company may cancel the agreement at will with payment of a variable termination fee. There is no termination fee after three years from the original agreement.
In July 2014, the Company created a commercial loan trading desk to provide ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trade purchases and sales were $134 million and $170 million, respectively, at September 30, 2015. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 15 “Fair Value Measurements” for further information.
Contingencies
The Company operates in a legal and regulatory environment that exposes it to potentially significant risks. A certain amount of litigation ordinarily results from the nature of the Company’s banking and other businesses. The Company is a party to legal proceedings, including class actions. The Company is also the subject of investigations, reviews, and regulatory matters arising out of its normal business operations, which, in some instances, relate to concerns about fair lending, unfair and/or deceptive practices and mis-selling of certain products. In addition, the Company engages in discussions with relevant governmental and regulatory authorities on a regular and ongoing basis regarding various issues, and any issues discussed or identified may result in investigatory or other action being taken. Litigation and regulatory matters may result in settlements, damages, fines, penalties, public or private censure, increased costs, required remediation, restrictions on business activities, or other impacts on the Company.
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
The Company cannot predict with certainty if, how, or when such claims will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for claims that are at an early stage in their development or where claimants seek substantial or indeterminate damages. The Company recognizes a provision for a claim when, in the opinion of management after seeking legal advice, it is probable that a liability exists and the amount of loss can be reasonably estimated. In many proceedings, however, it is not possible to determine whether any loss is probable or to estimate the amount of any loss. In each of the matters described below, the Company is unable to estimate the liability in excess of any provision accrued, if any, that might arise or its effects on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows in any particular period.
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

Consumer Products Matters
The activities of the Company’s bank subsidiaries are subject to extensive laws and regulations concerning unfair or deceptive acts or practices in connection with customer products. Certain of the bank subsidiaries’ past practices have not met applicable standards, and they have implemented and are continuing to implement changes to improve and bring their practices in accordance with regulatory guidance. The Company and its bank subsidiaries have actively pursued resolution of the legacy regulatory enforcement matters set forth below.
In April 2013, the bank subsidiaries consented to the issuance of orders by the OCC and the FDIC (the Consent Orders). In the Consent Orders, the bank subsidiaries neither admitted nor denied the regulators’ findings that they had engaged in deceptive marketing and implementation of the bank’s overdraft protection program, checking rewards programs, and stop-payment process for pre-authorized recurring electronic fund transfers. Under the Consent Orders, the bank subsidiaries paid a total of $10 million in civil monetary penalties and $8 million in restitution to affected customers, agreed to cease and desist any operations in violation of Section 5 of the Federal Trade Commission Act, and submit to the regulators periodic written progress reports regarding compliance with the Consent Orders. In addition to the restitution plan that the bank subsidiaries were required to prepare, CBNA also agreed to take certain remedial actions to improve its compliance risk management systems and to create a comprehensive action plan designed to achieve compliance with the Consent Orders. The restitution funds have been paid, and the action plans were submitted and not objected to by the regulators. Many of the remediation steps have been implemented and others are nearing completion.
In August 2015, the Company and its bank subsidiaries consented to the issuance of orders by, and paid a total $20.5 million in civil money penalties to the CFPB, the OCC and the FDIC in connection with past practices identifying and correcting errors in customer deposits in the 2008 to 2013 period. These orders require the Company and its bank subsidiaries to develop an action plan for compliance with the orders, including remediation and restitution to affected customers, and to submit it to the regulators for approval prior to execution. Many of the steps in the remediation plan have been taken and others will be implemented upon regulatory approval.
In addition, one of the Company’s bank subsidiaries expects to face shortly a formal administrative enforcement action from its federal supervisory agency, including the assessment of civil monetary penalties and restitution, relating to the identity theft and debt cancellation add-on product practices, with the expected amount of penalties and restitution being fully reserved.
Accordingly, to the extent they are currently known, all legacy regulatory enforcement matters are in the process of being resolved and remediated.

Telephone Consumer Protection Act Litigation
The Company is a defendant in a purported class action complaint filed in December 2013 in the United States District Court for the Southern District of California pursuant to the Telephone Consumer Protection Act. The named plaintiff purports to represent a “national class” of customers who allegedly received automated calls to their cell phones from the bank or its agents, without customer consent, in violation of the Telephone Consumer Protection Act. The litigation is ongoing and the Company continues to engage in discussions with the plaintiff on this matter.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Repurchase Demands
The Company is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to government-sponsored entities. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. Between January 1, 2014 and September 30, 2015, the Company received approximately $35 million in repurchase demands and $5 million in indemnification payment requests in respect of loans originated, for the most part, since 2003. Of those claims presented, $34 million was paid to repurchase residential mortgage loans, and $8 million was incurred for indemnification costs to make investors whole. The Company repurchased mortgage loans totaling $9 million and $22 million for the nine months ended September 30, 2015 and 2014, respectively. The Company incurred indemnification costs of none and $7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company cannot estimate what the future level of repurchase demands will be or the Company’s ultimate exposure, and cannot give any assurance that its historical experience will continue in the future. The volume of repurchase demands may increase or decrease. In addition to the above, the Company responded to subpoenas issued by the Office of the Inspector General for the Federal Housing Finance Agency in December 2013 which requested information about loans sold to FNMA and the FHLMC from 2003 through 2011. The Company is cooperating with the investigation.

NOTE 14 - RELATED PARTY TRANSACTIONS
The tables and discussions below present the financial statement effects of significant transactions with RBS.
In September 2014, the Company entered into certain agreements that established a framework for its ongoing relationship with RBS. Specifically, the Company entered into the following agreements with RBS: Separation and Shareholder Agreement, Registration Rights Agreement, Trade Mark License Agreement, Amended and Restated Master Services Agreement, and Transitional Services Agreements. These agreements were filed as exhibits to the Company’s quarterly report on Form 10-Q/A filed November 14, 2014.
The following is a summary of borrowed funds from RBS:

(dollars in millions)	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Subordinated debt	5.158%	June 2023	$333	$333
	4.771%	October 2023	333	333
	4.691%	January 2024	334	334
	4.153%	July 2024	333	333
	4.023%	October 2024	333	333
	4.082%	January 2025	334	334
The following table presents total interest expense recorded on subordinated debt with RBS:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
(in millions)	2015	2014	2015	2014
Interest expense on subordinated debt	$19	$17	$59	$42
The Company enters into interest rate swap agreements with RBS for the purpose of reducing the Company’s exposure to interest rate fluctuations. The following table presents a summary of these swap agreements:

	September 30, 2015			December 31, 2014
(dollars in millions)	Notional	Fixed Rates	Maturity Date	Notional	Fixed Rates	Maturity Date
Receive-fixed swaps	$5,200	1.66% to 2.04%	2019 - 2023	$4,750	1.66% to 2.04%	2019 - 2023
Pay-fixed swaps	2,500	2.03% to 4.30%	2016 - 2023	1,000	4.18% to 4.30%	2016
Total	$7,700			$5,750

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net interest income (expense) recorded by the Company in relation to interest rate swap agreements with RBS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
The effect of related party interest rate swap agreements on net interest income	$3	($1)	$9	($22)
In order to meet the financing needs of its customers, the Company enters into interest rate swap and cap agreements with its customers and simultaneously enters into offsetting swap and cap agreements with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of these interest rate swap and cap agreements outstanding with RBS was $7.2 billion and $9.8 billion at September 30, 2015 and December 31, 2014, respectively.
Also to meet the financing needs of its customers, the Company enters into a variety of foreign currency denominated products, such as loans, deposits and foreign exchange contracts. To manage the foreign exchange risk associated with these products, the Company simultaneously enters into offsetting foreign exchange contracts with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of foreign exchange contracts outstanding with RBS was $4.1 billion and $4.7 billion at September 30, 2015 and December 31, 2014, respectively.
The following table presents the income (expense) recorded by the Company in relation to the interest rate swap and cap agreements and foreign exchange contracts with RBS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
The effect of related party interest rate swap and cap agreements on other income	($75)	$5	($125)	($130)
The effect of related party foreign exchange contracts on foreign exchange and trade finance fees	5	59	21	52
The Company receives income for providing services and referring customers to RBS. The Company also shares office space with certain RBS entities for which rent expense and/or income is recorded in occupancy expense. Also, the Company receives certain services provided by RBS and by certain RBS entities, the fees for which were recorded in outside services expense.
The following table presents the effect of the related party fees on total fee income and outside services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
The effect of related party service and referral fees, net of occupancy expense, on total fee income	$2	$5	$9	$13
The effect of related party service fees on outside services	3	3	8	19
The Company paid $11 million and $50 million in regular common stock dividends to RBS for the three months ended September 30, 2015 and 2014, respectively, and $71 million and $85 million for the nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2014, the Company paid $333 million and $666 million of common stock dividends to RBS as part of exchange transactions.
Additionally, the Company has engaged in repurchases of its common stock directly from RBS. Refer to Note 9 “Stockholders’ Equity” for further information.
As of November 3, 2015, RBS no longer owned any of the Company’s common stock. See Note 23 “Subsequent Events” for further information.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Outstanding loan balances amounted to $135 million and $126 million at September 30, 2015 and December 31, 2014, respectively.

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
The Company elected to account for residential mortgage loans held for sale and certain commercial and commercial real estate loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related hedge instruments. Certain commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within short term periods.

Fair Value Option, Residential Mortgage Loans Held for Sale
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized mortgage banking income (expense) of $4 million and $(2) million for the three months ended September 30, 2015 and 2014, respectively. The Company recognized mortgage banking income of $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of September 30, 2015. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 13 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Additionally, the Company recognized $1 million and $3 million for the three and nine months ended September 30, 2015, respectively, in other noninterest income related to its commercial trading portfolio. There was no interest income or noninterest income recorded in the three and nine months ended September 30, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance loans held for sale measured at fair value:

	September 30, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$269	$261	$8	$213	$206	$7
Commercial and commercial real estate loans held for sale, at fair value	100	100	—	43	43	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Money Market Mutual Fund
Fair value is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
Venture capital investments and other investments
The fair values of the Company’s venture capital investments and other investments are based on security prices in the market that are not active; therefore, these investments are classified as Level 2 in the fair value hierarchy.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,156	$—	$18,156	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,197	15	18,182	—
Loans held for sale:
Residential loans held for sale	269	—	269	—
Commercial loans held for sale	100	—	100	—
Total loans held for sale	369	—	369	—
Derivative assets:
Interest rate swaps	837	—	837	—
Foreign exchange contracts	163	—	163	—
Other contracts	10	—	10	—
Total derivative assets	1,010	—	1,010	—
Other investment securities, at fair value:
Money market mutual fund	45	45	—	—
Venture capital investments and other investments	5	—	5	—
Total other investment securities, at fair value	50	45	5	—
Total assets	$19,626	$60	$19,566	$—
Derivative liabilities:
Interest rate swaps	$648	$—	$648	$—
Foreign exchange contracts	158	—	158	—
Other contracts	10	—	10	—
Total derivative liabilities	816	—	816	—
Total liabilities	$816	$—	$816	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,606	$—	$18,606	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,656	23	18,633	—
Loans held for sale:
Residential loans held for sale	213	—	213	—
Commercial loans held for sale	43	—	43	—
Total loans held for sale	256	—	256	—
Derivative assets:
Interest rate swaps	613	—	613	—
Foreign exchange contracts	170	—	170	—
Other contracts	7	—	7	—
Total derivative assets	790	—	790	—
Other investment securities, at fair value:
Money market mutual fund	28	28	—	—
Venture capital investments and other investments	5	—	—	5
Total other investment securities, at fair value	33	28	—	5
Total assets	$19,735	$51	$19,679	$5
Derivative liabilities:
Interest rate swaps	$600	$—	$600	$—
Foreign exchange contracts	164	—	164	—
Other contracts	9	—	9	—
Total derivative liabilities	773	—	773	—
Total liabilities	$773	$—	$773	$—
The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Beginning of period balance	$1	$6	$5	$5
Purchases, issuances, sales and settlements:
Purchases	—	—	1	—
Sales	—	—	—	—
Settlements	—	—	—	—
Net (losses) gains	(1)	—	(1)	1
Transfers from Level 3 to Level 2	—	—	(5)	—
Balance as of period end	$—	$6	$—	$6
Net unrealized gain included in net income for the year relating to assets held at period end	$—	$—	$—	$—

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At September 30, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.2 years (range of 2.7 - 5.8 years), weighted-average constant prepayment rate of 12.3% (range of 11.6% - 22.47%) and weighted-average discount rate of 9.7% (range of 9.11% - 12.07%). At December 31, 2014, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.2 years (range of 2.8 - 6.6 years), weighted-average constant prepayment rate of 12.4% (range of 10.4% - 22.6%) and weighted-average discount rate of 9.8% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and Note 7 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Impaired collateral-dependent loans	($9)	($5)	($22)	($99)
MSRs	(1)	5	6	8
Foreclosed assets	—	(1)	(2)	(2)

The following tables present assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2015				December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$107	$—	$107	$—	$102	$—	$102	$—
MSRs	177	—	—	177	166	—	—	166
Foreclosed assets	36	—	36	—	40	—	40	—

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
Other loans held for sale
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
The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,285	$5,386	$—	$—	$5,285	$5,386	$—	$—
Other investment securities, at cost	822	822	—	—	822	822	—	—
Other loans held for sale	51	51	—	—	—	—	51	51
Loans and leases	97,431	97,314	—	—	107	107	97,324	97,207
Financial Liabilities:
Deposits	101,866	101,869	—	—	101,866	101,869	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,293	1,294	—	—	1,293	1,294	—	—
Other short-term borrowed funds	5,861	5,861	—	—	5,861	5,861	—	—
Long-term borrowed funds	4,153	4,261	—	—	4,153	4,261	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,148	$5,193	$—	$—	$5,148	$5,193	$—	$—
Other investment securities, at cost	867	867	—	—	867	867	—	—
Other loans held for sale	25	25	—	—	—	—	25	25
Loans and leases	93,410	93,674	—	—	102	102	93,308	93,572
Financial Liabilities:
Deposits	95,707	95,710	—	—	95,707	95,710	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,276	4,276	—	—	4,276	4,276	—	—
Other short-term borrowed funds	6,253	6,253	—	—	6,253	6,253	—	—
Long-term borrowed funds	4,642	4,706	—	—	4,642	4,706	—	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital and capital ratio information evidencing the Company’s transition from Basel I regulatory accounting as of December 31, 2014 to Basel III regulatory accounting as of September 30, 2015. Basel I requirements did not include the common equity tier I capital ratio. Certain Basel III requirements are subject to phase-in through 2018, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity that are included in AOCI.

	Transitional Basel III
						FDIC Requirements
		Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)		Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015	Basel III
Common equity tier 1 capital		$13,200	11.8%	$5,052	4.5%	$7,298	6.5%
Tier 1 capital to risk-weighted assets		13,447	12.0	6,737	6.0	8,982	8.0
Total capital to risk-weighted assets		17,307	15.4	8,982	8.0	11,228	10.0
Tier 1 capital to average assets (leverage)		13,447	10.4	5,173	4.0	6,467	5.0
As of December 31, 2014	Basel I
Tier 1 common equity		$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital to risk-weighted assets		13,173	12.4	$4,239	4.0%	$6,358	6.0%
Total capital to risk-weighted assets		16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 capital to average assets (leverage)		13,173	10.6	4,982	4.0	6,227	5.0

Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. In the nine months ended September 30, 2015, the Company paid total common dividends of approximately $161 million and repurchased 20,088,781 shares of its common stock from RBS. Additionally, in the nine months ended September 30, 2015, the Company paid total preferred dividends of $7 million. Additional information regarding the capital actions completed by the Company during the nine months ended September 30, 2015 can be found in the Capital Transactions section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
The earnings impact of goodwill impairment recognized by CBNA in 2013 has put the bank subsidiary in the position of having to request specific approval from the OCC before executing capital distributions to its parent, CFG. This requirement will be in place through the fourth quarter of 2015. However, irrespective of the ability of the subsidiary banks to pay dividends, the Company had liquid assets as of September 30, 2015 that were approximately $431 million on a non-consolidated basis, compared to an annual interest burden on existing subordinated debt of approximately $115 million.
On March 13, 2014, the OCC determined that CBNA no longer meets the condition to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity, although it continues to collect commissions on certain outstanding insurance policies. CBNA has entered into an agreement with the OCC (the “OCC Agreement”) pursuant to which the Company has developed and submitted to the OCC a remediation plan, that sets forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary and the schedule for achieving that objective. Until CBNA addresses the deficiencies to the OCC’s satisfaction, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC. The OCC Agreement provides that if CBNA fails to remediate the deficiencies it may have to divest itself of its financial subsidiaries and comply with any additional limitations or conditions on its conduct as the OCC may impose.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EXIT COSTS AND RESTRUCTURING RESERVES
For the nine months ended September 30, 2015, the Company incurred $27 million of restructuring costs, consisting of $18 million of facilities costs in occupancy, $6 million in outside services, and $3 million in salaries and employee benefits, relating to restructuring initiatives designed to enhance operating efficiencies and reduce expense growth. For the year ended December 31, 2014, the Company incurred $101 million of restructuring costs related to these initiatives, including $41 million of salaries and employee benefits, $18 million of facilities costs (including $6 million of building impairment) in occupancy, $24 million in outside services, $6 million in software expense reported in amortization of software, and $12 million in other operating expenses.
Also in 2014, as a result of the sale of retail branches located in Illinois, the Company incurred total costs of approximately $17 million for the year ended December 31, 2014, consisting of $3 million of employee compensation reported in salaries and employee benefits, $3 million of fixed asset expenses reported in equipment, $4 million in outside services and $7 million in other operating expenses.
For segment reporting, all of these restructuring costs are reported within Other. See Note 19 “Business Segments” for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2014	$2	$24	$—	$26
Additions	43	24	57	124
Reversals	(1)	(5)	(4)	(10)
Utilization	(21)	(25)	(50)	(96)
Reserve balance as of December 31, 2014	23	18	3	44
Additions	5	18	6	29
Reversals	(2)	(1)	—	(3)
Utilization	(10)	(16)	(6)	(32)
Reserve balance as of September 30, 2015	$16	$19	$3	$38

NOTE 18 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2014	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	137	127	—	264
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income (loss)	16	(13)	(32)	(29)
Net other comprehensive income	153	92	(32)	213
Balance at September 30, 2014	($145)	$1	($291)	($435)
Balance at January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	108	41	—	149
Other-than-temporary impairment not recognized in earnings on securities	—	(26)	—	(26)
Amounts reclassified from other comprehensive (loss) income	(8)	(9)	7	(10)
Net other comprehensive income	100	6	7	113
Balance at September 30, 2015	$31	$80	($370)	($259)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reports the amounts reclassified out of each component of AOCI and into the unaudited interim Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Details about AOCI Components					Affected Line Item in the unaudited interim Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$22	$18	$57	$54	Interest income
	(15)	(23)	(44)	(79)	Interest expense
	7	(5)	13	(25)	Income before income tax expense
	3	(2)	5	(9)	Income tax expense
	$4	($3)	$8	($16)	Net income
Reclassification of net securities gains (losses) to net income:	$2	$2	$19	$27	Securities gains, net
	(2)	(1)	(5)	(7)	Net impairment losses recognized in earnings
	—	1	14	20	Income before income tax expense
	—	—	5	7	Income tax expense
	$—	$1	$9	$13	Net income
Reclassification of changes related to defined benefit pension plans:	($3)	$52	($10)	$49	Salaries and employee benefits
	(3)	52	(10)	49	Income before income tax expense
	—	18	(3)	17	Income tax expense
	($3)	$34	($7)	$32	Net income
Total reclassification gains (losses)	$1	$32	$10	$29	Net income

The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net interest income (includes $7, ($5), $13 and ($25) of AOCI reclassifications, respectively)	$856	$820	$2,532	$2,461
Provision for credit losses	76	77	211	247
Noninterest income (includes $0, $1, $14 and $20 of AOCI reclassifications, respectively)	353	341	1,060	1,339
Noninterest expense (includes $3, ($52), $10 and ($49) of AOCI reclassifications, respectively)	798	810	2,449	2,568
Income before income tax expense	335	274	932	985
Income tax expense (includes $3, $16, $7 and $15 income tax net expense from reclassification items, respectively)	115	85	313	317
Net income	$220	$189	$619	$668

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of and for the Three Months Ended September 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$556	$299	$1	$856
Noninterest income	235	100	18	353
Total revenue	791	399	19	1,209
Noninterest expense	623	175	—	798
Profit before provision for credit losses	168	224	19	411
Provision for credit losses	64	3	9	76
Income before income tax expense	104	221	10	335
Income tax expense	36	76	3	115
Net income	$68	$145	$7	$220
Total average assets	$53,206	$43,113	$38,784	$135,103

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Three Months September 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$532	$270	$18	$820
Noninterest income	226	104	11	341
Total revenue	758	374	29	1,161
Noninterest expense	609	162	39	810
Profit (loss) before provision for credit losses	149	212	(10)	351
Provision for credit losses	66	—	11	77
Income (loss) before income tax expense (benefit)	83	212	(21)	274
Income tax expense (benefit)	29	73	(17)	85
Net income (loss)	54	139	(4)	189
Total average assets	$49,012	$38,854	$40,825	$128,691

	As of and for the Nine Months Ended September 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,633	$861	$38	$2,532
Noninterest income	684	308	68	1,060
Total revenue	2,317	1,169	106	3,592
Noninterest expense	1,832	529	88	2,449
Profit before provision for credit losses	485	640	18	1,143
Provision for credit losses	187	(11)	35	211
Income (loss) before income tax expense (benefit)	298	651	(17)	932
Income tax expense (benefit)	103	224	(14)	313
Net income (loss)	$195	$427	($3)	$619
Total average assets	$52,438	$42,451	$39,766	$134,655

	As of and for the Nine Months Ended September 30, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,615	$790	$56	$2,461
Noninterest income	681	318	340	1,339
Total revenue	2,296	1,108	396	3,800
Noninterest expense	1,902	472	194	2,568
Profit before provision for credit losses	394	636	202	1,232
Provision for credit losses	195	(7)	59	247
Income before income tax expense	199	643	143	985
Income tax expense	69	222	26	317
Net income	130	421	117	668
Total average assets	$48,398	$37,951	$40,249	$126,598

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

NOTE 20 - SHARE-BASED COMPENSATION
During the nine months ended September 30, 2015, the Company granted 1,118,513 Company share-based awards to employees pursuant to the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”) with an aggregate grant date fair value of $28 million, which has been estimated using the fair value of the Company’s shares on the grant date. In addition, during the same period, 31,438 Company share-based awards were granted to non-employee directors pursuant to the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (“Directors Plan”) with an aggregate grant date fair value of $1 million.
The total number of Company unvested share-based awards as of September 30, 2015 was 3,363,665, which includes awards granted under the Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan and the Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (collectively, the “Converted Equity Plans”), the Omnibus Plan, and the Directors Plan. There are 60,893,195 shares of Company common stock available for awards to be granted under the share plans (including the Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”)). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Compensation expense related to the share plans (including the ESPP) was $7 million and $10 million for the three months ended September 30, 2015 and 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense related to the share plans (including the ESPP) was $22 million and $29 million for the nine months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, the total unrecognized compensation expense for nonvested equity awards granted was $17 million.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the ESPP, which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Eligible employees may contribute up to 10% of eligible compensation to the ESPP, up to a maximum purchase of $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly.
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

NOTE 21 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except share and per-share data)	2015	2014	2015	2014
Numerator (basic and diluted):
Net income	$220	$189	$619	$668
Less: Preferred stock dividends	7	—	7	—
Net income available to common stockholders	$213	$189	$612	$668
Denominator:
Weighted-average common shares outstanding - basic	530,985,255	559,998,324	538,279,222	559,998,324
Dilutive common shares: share-based awards	2,412,903	245,423	2,647,139	82,707
Weighted-average common shares outstanding - diluted	533,398,158	560,243,747	540,926,361	560,081,031
Earnings per common share:
Basic	$0.40	$0.34	$1.14	$1.19
Diluted	0.40	0.34	1.13	1.19

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Deposit insurance	$28	$23	$88	$69
Promotional expense	25	19	76	60
Settlements and operating losses	10	10	33	74
Postage and delivery	12	12	35	37
Other	58	58	173	199
Other operating expense	$133	$122	$405	$439

NOTE 23 - SUBSEQUENT EVENTS
On October 29, 2015, the Company announced that RBS launched a registered underwritten public offering to sell all of its remaining shares of CFG’s common stock. On November 3, 2015, RBS completed the sale of all of its remaining shares of CFG common stock, 110,461,782 shares, or 20.9% of CFG’s outstanding common stock, to the underwriters at a price of $23.38 per share. In connection with completion of the offering, Mr. Robert Gillespie, who served as RBS’s board representative pursuant to the Separation and Shareholder Agreement between the Company and RBS, resigned from the CFG Board of Directors, effective November 3, 2015. The CFG Board of Directors appointed Christine Cumming, former First Vice President and Chief Operating Officer for the Federal Reserve Bank of New York, to the board effective as of October 1, 2015.
On October 22, 2015, the Company announced a quarterly cash dividend of $0.10 per share, or $53 million, payable on November 19, 2015 to stockholders of record at the close of business on November 5, 2015.

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

•	The rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	Our ability to implement our strategic plan, including the cost savings and efficiency components, and achieve our indicative performance targets;

•	Our ability to remedy regulatory deficiencies and meet supervisory requirements and expectations;

•	Liabilities and business restrictions resulting from litigation and regulatory investigations;

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

CITIZENS FINANCIAL GROUP, INC.
FORWARD-LOOKING STATEMENTS

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

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
We derived the summary Consolidated Operating Data for the three and nine months ended September 30, 2015 and 2014 and the summary Consolidated Balance Sheet data as of September 30, 2015 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of those to be expected for the year ending December 31, 2015 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2015	2014	2015	2014
OPERATING DATA:
Net interest income	$856	$820	$2,532	$2,461
Noninterest income	353	341	1,060	1,339
Total revenue	1,209	1,161	3,592	3,800
Provision for credit losses	76	77	211	247
Noninterest expense	798	810	2,449	2,568
Income before income tax expense	335	274	932	985
Income tax expense	115	85	313	317
Net income	$220	$189	$619	$668
Net income available to common stockholders	$213	$189	$612	$668
Net income per common share - basic (2)	0.40	0.34	1.14	1.19
Net income per common share - diluted (2)	0.40	0.34	1.13	1.19
OTHER OPERATING DATA:
Return on average common equity (3) (6)	4.40%	3.87%	4.23%	4.59%
Return on average tangible common equity (1) (6)	6.60	5.81	6.34	6.90
Return on average total assets (4) (6)	0.65	0.58	0.62	0.71
Return on average total tangible assets (1) (6)	0.68	0.61	0.65	0.74
Efficiency ratio (1)	66.02	69.84	68.17	67.58
Net interest margin (5) (6)	2.76	2.77	2.75	2.84

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	September 30, 2015	December 31, 2014
BALANCE SHEET DATA:
Total assets	$135,447	$132,857
Loans and leases (7)	97,431	93,410
Allowance for loan and lease losses	1,201	1,195
Total securities	24,354	24,704
Goodwill	6,876	6,876
Total liabilities	115,847	113,589
Total deposits	101,866	95,707
Federal funds purchased and securities sold under agreements to repurchase	1,293	4,276
Other short-term borrowed funds	5,861	6,253
Long-term borrowed funds	4,153	4,642
Total stockholders’ equity	19,600	19,268
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.23%	1.28%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	116	109
Nonperforming loans and leases as a percentage of total loans and leases	1.06	1.18
Capital Ratios:(8)
CET1 capital ratio (9)	11.8	12.4
Tier 1 capital ratio (10)	12.0	12.4
Total capital ratio (11)	15.4	15.8
Tier 1 leverage ratio (12)	10.4	10.6

(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “ —Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) EPS information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(3) “Return on average common equity” is defined as net income available to common stockholders divided by average common equity.
(4) “Return on average total assets” is defined as net income divided by average total assets.
(5) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(6) Operating ratios for the periods ended September 30, 2015 and 2014 are presented on an annualized basis.
(7) Excludes loans held for sale of $420 million and $281 million as of September 30, 2015 and December 31, 2014, respectively.
(8) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of September 30, 2015 are prepared using the Basel III Standardized transitional approach. The capital ratios and associated components for periods December 31, 2014 and prior are prepared under the Basel I general risk-based capital rule.
(9) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of September 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $135.4 billion of total assets as of September 30, 2015. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,800 employees strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Consumer Banking accounted for $51.1 billion and $47.2 billion, or approximately 53% of our average loan and lease balances (including loans held for sale) for both the nine months ended September 30, 2015 and 2014. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.
Commercial Banking accounted for $41.2 billion and $37.3 billion, or approximately 43% and 42% of our average loan and lease balances (including loans held for sale) for the nine months ended September 30, 2015 and 2014, respectively. Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance.
As of September 30, 2015 and December 31, 2014, we had $2.5 billion and $3.1 billion, respectively, of non-core asset balances, which were included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009, and the portfolio decreased a further 18% as of September 30, 2015 compared to December 31, 2014. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally).

Recent Events
On November 3, 2015, RBS completed the sale of all of its remaining shares of CFG’s common stock. In the registered underwritten public offering, RBS sold 110,461,782 shares, or 20.9% of CFG’s outstanding common stock, to the underwriters at a price of $23.38 per share. In connection with completion of the offering, Mr. Robert Gillespie, who served as RBS’s board representative, resigned from the CFG Board of Directors, effective November 3, 2015. The CFG Board of Directors appointed Christine Cumming, former First Vice President and Chief Operating Officer for the Federal Reserve Bank of New York, to the board effective as of October 1, 2015. See Note 23 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macro-economic factors that impact our business include interest rates, the health of the housing market, the rate of U.S. economic expansion, and unemployment levels.
The U.S. economy continued to expand at a moderate pace, with real GDP rising by 1.5% in the three months ended September 30, 2015, following 3.9% growth in the three months ended June 30, 2015. Growth in household spending has been moderate and the housing sector has shown additional improvement with the three month average of existing home sales rising to 5.5 million units from 5.3 million in the previous quarter. Business fixed investment and net exports remained soft.
The labor market continued to improve, with moderate job gains and declining unemployment. The U.S. unemployment rate dropped to 5.1% at September 30, 2015 from 5.3% at June 30, 2015. Average monthly nonfarm payrolls increased by 142,000 in September 30, 2015, after increasing a revised 245,000 in June 30, 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The FRB maintained very accommodative monetary policy conditions during the three months ended September 30, 2015, continuing to target a zero to 0.25% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Inflation levels remain below the FRB’s longer-term objective of 2%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.

Credit trends
Favorable credit trends continued in the third quarter of 2015 with a year over year decrease in nonperforming loans and net charge-offs. Nonperforming loans improved from 1.19% of total loans at September 30, 2014 to 1.06% at September 30, 2015. Net charge-offs in third quarter 2015 of $75 million decreased $13 million from $88 million in third quarter 2014. Accordingly, annualized net charge-offs as a percentage of total average loans decreased to 0.31% in third quarter 2015, compared to 0.38% in third quarter 2014.
Credit trends remained favorable in the first nine months of 2015 with a year over year reduction in both net charge-offs and nonperforming loans. Net charge-offs in the first nine months of 2015 of $207 million decreased $36 million from $243 million in the first nine months of 2014, driven by favorable credit conditions and higher recoveries. Annualized net charge-offs as a percentage of total average loans improved to 0.29% in the first nine months of 2015, compared to 0.37% in the first nine months of 2014. Asset quality remained strong and within expectations.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2014 and through the nine months ended September 30, 2015, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2014 and through the nine months ended September 30, 2015, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently the FRB has discussed ways to normalize monetary policy, specifically steps to raise the federal funds rate and other short-term interest rates to more normal levels. As of September 30, 2015, the FRB had ended its asset purchases of Treasury securities and agency mortgage-backed securities. However, until further notice, the FRB will continue to re-invest runoff from its $1.7 trillion mortgage-backed portfolio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
In March and July of this year, we published estimated impacts of stress, as required by applicable regulation processes which may be accessed on our regulatory filings and disclosures page on http://investor.citizensbank.com. In 2016, we will publish the disclosure requirements in June and October. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings. However, these pro forma results should not be interpreted to be management expectations in light of the current economic and operating environment. During March 2015, the Federal Reserve also published results from the latest supervisory stress tests performed for and by large bank holding companies supervised by the Federal Reserve (See FRB website). In 2016, the Federal Reserve is expected to publish results from the 2016 supervisory stress test performed for and by large bank holding companies supervised by the Federal Reserve in June. These tests are conducted and published by the FRB annually in fulfillment of both CCAR and DFAST requirements.
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
Comprehensive Capital Analysis and Review
CCAR is an annual exercise by the FRBG to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and a robust forward-looking capital planning processes that account for their unique risks.
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
In March 2015, the FRBG assessed our current capital plan as submitted and documented under the CCAR process and raised no objection to the plan. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which we may declare dividends and repurchase shares of our common stock between March 31, 2015 and June 30, 2016 are governed by our 2015 capital plan, subject to actual financial performance and ongoing compliance with internal governance and all other regulatory requirements.
For subsequent cycles, beginning in 2016, BHCs will be required to submit their annual capital plans and stress testing results to the Federal Reserve on or before April 5.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

capital requirements, we established internal capital ratio targets that meet or exceed U.S. regulatory expectations under fully phased-in Basel III rules, and increased our capital requirements in anticipation of the transition that is underway.
HELOC Payment Shock
Recent attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of September 30, 2015, approximately 20% of our $15.2 billion HELOC portfolio, or $3.0 billion in drawn balances were subject to a payment reset or balloon payment between October 1, 2015 and December 31, 2017, including $125 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
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
As of September 30, 2015, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2013 and 2014, 94% of the balances were refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of September 30, 2015, for the $1.3 billion in balances originally structured with a reset period in 2015, 95% of the balances were refinanced, paid off or were current on payments, 4% were past due and 1% had been charged off. A total of $194 million of these balances are scheduled to reset in the last three months of 2015. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Investment in our business
We regularly incur expenses associated with investments in our infrastructure. For example, from 2010 to 2014, we invested more than $1.3 billion in infrastructure and technology, and plan to invest a total of $230 million in 2015 and about $230 million in 2016. We invested $147 million in our infrastructure spend in the first nine months of 2015. These investments, which are designed to lower our costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Services platform in 2014. In the third quarter of 2015 we enhanced our data resiliency via a new back up data center and began rolling out a new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.
Operating expenses to operate as a fully independent public company
As part of our transition to a fully independent public company, we expect to incur cumulative one-time expenditures of approximately $52 million through the end of 2015, including capitalized costs of approximately $18 million, as well as ongoing incremental expenses of approximately $34 million per year. These ongoing costs include higher local charges associated with exiting worldwide vendor relationships and incremental expenses to support information technology, compliance, corporate governance, regulatory, financial and risk infrastructure that are necessary to enable us to operate as a fully independent public company.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading securities and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Other investment securities, at fair value, include a money market mutual fund and venture capital funds. Other investment securities are composed mainly of FHLB stock and FRB stock, which are carried at cost.

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

Borrowed funds
As of September 30, 2015, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of September 30, 2015, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 8 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Derivatives

We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets. We also use pay-fixed swaps to hedge floating rate wholesale funding.
We use receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on our medium term borrowings. We also use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. The assets and liabilities recorded for derivatives designated as hedges reflect the market value of these hedge instruments.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key Performance Metrics and Non-GAAP Financial Measures
We consider various measures when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•	Return on average common equity, which we define as net income available to common stockholders divided by average common equity;

•
Return on average tangible common equity, which we define as net income available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles;

•	Return on average total assets, which we define as net income divided by average total assets;

•	Return on average total tangible assets, which we define as net income divided by average total assets excluding average goodwill (net of related deferred tax liability) and average other intangibles;

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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present net income available to common stockholders, noninterest expense, and return on average tangible common equity, net of restructuring charges and special items. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.
We consider pro forma capital ratios defined by banking regulators but not effective at each period end to be non-GAAP financial measures. Since analysts and banking regulators may evaluate our capital adequacy using these pro forma ratios, we believe they are useful to provide investors the ability to evaluate our capital adequacy on the same basis.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies. We caution investors not to place undue reliance on such non-GAAP measures, but instead to consider them with the most directly comparable GAAP measure. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for our results reported under GAAP.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2015	2014	2015	2014
Net income (GAAP)	A	$220	$189	$619	$668
Net income available to common stockholders (GAAP)	B	$213	$189	$612	$668

Return on average tangible common equity:
Average common equity (GAAP)		$19,261	$19,411	$19,352	$19,463
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		4	6	5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		453	384	438	368
Average tangible common equity (non-GAAP)	C	$12,834	$12,913	$12,909	$12,948
Return on average tangible common equity (non-GAAP)(1)	B/C	6.60%	5.81%	6.34%	6.90%

Return on average total tangible assets:
Average total assets (GAAP)		$135,103	$128,691	$134,655	$126,598
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		4	6	5	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		453	384	438	368
Average tangible assets (non-GAAP)	D	$128,676	$122,193	$128,212	$120,083
Return on average total tangible assets (non-GAAP)(1)	A/D	0.68%	0.61%	0.65%	0.74%

Efficiency ratio:
Noninterest expense (GAAP)	E	$798	$810	$2,449	$2,568
Net interest income (GAAP)		856	820	2,532	2,461
Noninterest income (GAAP)		353	341	1,060	1,339
Total revenue (GAAP)	F	$1,209	$1,161	$3,592	$3,800
Efficiency ratio (non-GAAP)	E/F	66.02%	69.84%	68.17%	67.58%

Noninterest expense excluding restructuring charges and special items:
Noninterest expense (GAAP)	G	$798	$810	$2,449	$2,568
Less: Restructuring charges (GAAP)		—	1	26	104
Less: Special items(2)		—	20	24	32
Noninterest expense, excluding restructuring charges and special items (non-GAAP)	H	$798	$789	$2,399	$2,432

Net income available to common stockholders, excluding restructuring charges and special items:
Net income available to common stockholders (GAAP)	B	$213	$189	$612	$668
Add: Restructuring charges (GAAP)		—	—	16	64
Less: Net gain on the Chicago Divestiture (GAAP)		—	—	—	180
Add: Special items(2)		—	13	15	21
Net income, excluding restructuring charges and special items (non-GAAP)	I	$213	$202	$643	$573
Return on average tangible common equity, excluding restructuring charges and special items (non-GAAP) (1)	I/C	6.60%	6.22%	6.67%	5.92%

(1) Ratios for the periods ended September 30, 2015 and 2014 are presented on an annualized basis.
(2) Special items include expenses related to rebranding, separation from RBS, and regulatory expenses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,
		2015				2014
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income:
Net income (loss) (GAAP)	J	$68	$145	$7	$220	$54	$139	($4)	$189
Less: Preferred stock dividends		—	—	7	7	—	—	—	—
Net income available to common stockholders (GAAP)	K	$68	$145	$—	$213	$54	$139	($4)	$189

Efficiency ratio:
Total revenue (GAAP)	L	$791	$399	$19	$1,209	$758	$374	$29	$1,161
Noninterest expense (GAAP)	M	$623	$175	$—	$798	$609	$162	$39	$810
Efficiency ratio (non-GAAP)	M/L	78.72%	43.75%	NM	66.02%	80.42%	43.35%	NM	69.84%

Return on average total tangible assets:
Average total assets (GAAP)		$53,206	$43,113	$38,784	$135,103	$49,012	$38,854	$40,825	$128,691
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	4	4	—	—	6	6
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	453	453	—	—	384	384
Average total tangible assets (non-GAAP)	N	$53,206	$43,113	$32,357	$128,676	$49,012	$38,854	$34,327	$122,193
Return on average total tangible assets (non-GAAP)(1)	J/N	0.51%	1.34%	NM	0.68%	0.44%	1.42%	NM	0.61%

Return on average tangible common equity:
Average common equity (GAAP)(3)		$4,791	$4,722	$9,748	$19,261	$4,685	$4,205	$10,521	$19,411
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	4	4	—	—	6	6
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	453	453	—	—	384	384
Average tangible common equity (non-GAAP)(3)	O	$4,791	$4,722	$3,321	$12,834	$4,685	$4,205	$4,023	$12,913
Return on average tangible common equity (non-GAAP)(1)(3)	K/O	5.67%	12.24%	NM	6.60%	4.57%	13.10%	NM	5.81%
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Nine Months Ended September 30,
		2015				2014
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income:
Net income (loss) (GAAP)	J	$195	$427	($3)	$619	$130	$421	$117	$668
Less: Preferred stock dividends		—	—	7	7	—	—	—	—
Net income available to common stockholders (GAAP)	K	$195	$427	($10)	$612	$130	$421	$117	$668

Efficiency ratio:
Total revenue (GAAP)	L	$2,317	$1,169	$106	$3,592	$2,296	$1,108	$396	$3,800
Noninterest expense (GAAP)	M	$1,832	$529	$88	$2,449	$1,902	$472	$194	$2,568
Efficiency ratio (non-GAAP)	M/L	79.07%	45.26%	NM	68.17%	82.82%	42.62%	NM	67.58%

Return on average total tangible assets:
Average total assets (GAAP)		$52,438	$42,451	$39,766	$134,655	$48,398	$37,951	$40,249	$126,598
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	438	438	—	—	368	368
Average total tangible assets (non-GAAP)	N	$52,438	$42,451	$33,323	$128,212	$48,398	$37,951	$33,734	$120,083
Return on average total tangible assets (non-GAAP)(1)	J/N	0.50%	1.35%	NM	0.65%	0.36%	1.48%	NM	0.74%

Return on average tangible common equity:
Average common equity (GAAP)(3)		$4,708	$4,625	$10,019	$19,352	$4,635	$4,120	$10,708	$19,463
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	5	5	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	438	438	—	—	368	368
Average tangible common equity (non-GAAP)(3)	O	$4,708	$4,625	$3,576	$12,909	$4,635	$4,120	$4,193	$12,948
Return on average tangible common equity (non-GAAP)(1)(3)	K/O	5.55%	12.35%	NM	6.34%	3.76%	13.67%	NM	6.90%
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Highlights
For the third quarter of 2015:

•
Net income of $220 million increased $31 million, compared to $189 million in third quarter 2014, driven by a $13 million decrease in after-tax restructuring charges and special items. As expected, no restructuring charges and special items were recorded in third quarter 2015. Excluding the restructuring charges and special items, net income increased $18 million, or 9%(1), compared to $202 million(1) in third quarter 2014;

•
Net interest income of $856 million increased $36 million, or 4%, compared to $820 million in third quarter 2014, as the benefit of average interest-earning asset growth, improving investment portfolio yields, improving retail loan yields and a reduction in pay-fixed swap costs was partially offset by an increase in deposit costs, continued pressure from the persistent low-rate environment on loan yields, and higher borrowing costs related to the issuance of subordinated debt and senior notes;

•	Net interest margin of 2.76% remained relatively stable, compared to 2.77% in third quarter 2014, given the factors mentioned above, as well as the benefit of modest balance sheet deleveraging;

•
Noninterest income of $353 million increased $12 million, or 4%, compared to $341 million in third quarter 2014, as higher other income, trust and investment services fees, card fees and service charges and fees were partially offset by lower foreign exchange and trade finance fees, mortgage banking fees, and capital markets fees;

•
Noninterest expense of $798 million declined $12 million compared with third quarter 2014 as a $21 million decrease in restructuring charges and special items was partially offset by higher advertising, insurance and outside services costs. Excluding the restructuring charges and special items, noninterest expense increased $9 million, as increased other expense and equipment expense were partially offset by lower salaries and employee benefits expense;

•
Provision for credit losses of $76 million remained stable compared to third quarter 2014 as continued improvement in overall credit quality was offset by the impact of loan growth. The third quarter of 2015 included a $1 million reserve build compared to a $11 million release in the third quarter of 2014;

•
Return on average tangible common equity ratio of 6.60%(1) compared to 5.81%(1) in third quarter 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved from 6.22%(1) in third quarter 2014;

•
Average loans and leases of $96.8 billion increased $7.1 billion, or 8%, from $89.7 billion in third quarter 2014, driven by growth in commercial and commercial real estate, and an increase in auto, student and residential mortgage balances, partially offset by a decrease in home equity balances and a reduction in the non-core loan portfolio;

•	Average interest-bearing deposits of $74.2 billion increased $8.4 billion, or 13%, from $65.8 billion in third quarter 2014, with growth in all product categories;

•
Net charge-offs of $75 million decreased $13 million, or 15%, from $88 million in third quarter 2014 as the benefit of continued improvement in asset quality, a reduction in underlying retail net charge-offs and a decrease in non-core net charge-offs was offset by a return to more normalized levels of commercial net charge-offs. The allowance for loan and lease losses of $1.2 billion remained stable compared to fourth quarter 2014. Allowance for loan and lease losses to total loans and leases was 1.23% as of September 30, 2015, compared with 1.28% as of December 31, 2014. Allowance for loan and lease losses to non-performing loans and leases ratio was 116% as of September 30, 2015, compared with 109% as of December 31, 2014;

•
Third quarter 2015 net income available to common stockholders was reduced by $7 million, or $0.01 per diluted share, related to preferred dividends; and net income per basic and diluted average common share of $0.40 compared to $0.34 in third quarter 2014.

(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

Results of Operations — Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Highlights
For the first nine months of 2015:

•	Net income of $619 million decreased $49 million, compared to $668 million in the first nine months of 2014, driven by a $126 million increase in after-tax restructuring charges and special items;

•
Net income included $31 million in after-tax restructuring charges and special noninterest expense items, compared with a $180 million after-tax gain related to the Chicago Divestiture and $85 million after-tax in restructuring charges and special noninterest expense items in the first nine months of 2014. Excluding the restructuring charges and special items, net income of $650 million(1) increased $77 million, or 13%, from $573 million(1) in the first nine months of 2014;

•
Net interest income of $2.5 billion increased $71 million, or 3%, compared to the first nine months of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs;

•
Net interest margin of 2.75% decreased 9 basis points, compared to 2.84% in the first nine months of 2014 given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs and the impact of the Chicago Divestiture;

•
Noninterest income of $1.1 billion decreased $279 million, or 21%, compared to $1.3 billion in the first nine months of 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, noninterest income remained relatively stable as strength in mortgage banking and capital markets fee income was offset by lower service charges and fees, card fees, and trust and investment services fees, and lower securities gains;

•
Noninterest expense of $2.4 billion was down $119 million, or 5%, compared with the first nine months of 2014 driven by an $86 million decrease in restructuring charges and special items, and the impact of the Chicago Divestiture;

•
Provision for credit losses totaled $211 million, down $36 million, or 15%, from $247 million in the first nine months of 2014, reflecting continued improvement in credit quality and an improvement in total retail net charge-offs;

•
Return on average tangible common equity ratio of 6.34%(1) compared to 6.90%(1) for the first nine months of 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.67%(1) from 5.92%(1) in the first nine months of 2014;

•
Average loans and leases of $95.5 billion increased $7.4 billion, or 8%, from $88.0 billion in the first nine months of 2014, driven by commercial loan growth across most products, and an increase in auto, residential mortgage, and student loans, partially offset by a decrease in home equity balances and a reduction in the non-core loan portfolio;

•
Average interest-bearing deposits of $72.1 billion increased $9.1 billion, or 14%, from $63.0 billion (excluding deposits held for sale) in the first nine months of 2014, driven by growth in all deposit products;

•
Net charge-offs of $207 million decreased $36 million, or 15%, from $243 million in the first nine months of 2014 reflecting continued improvement in credit quality and an improvement in total retail net charge-offs. The allowance for loan and lease losses of $1.2 billion increased $6 million compared to the fourth quarter of 2014. Allowance for loan and lease losses to total loans and leases was 1.23% as of September 30, 2015, compared with 1.28% as of December 31, 2014. Allowance for loan and lease losses to non-performing loans and leases ratio was 116% as of September 30, 2015, compared with 109% as of December 31, 2014; and

•	Net income per average common share, basic and diluted, for the first nine months of 2015 was $1.14 and $1.13, respectively, compared to $1.19, basic and diluted, in the first nine months of 2014.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $220 million in third quarter 2015, compared with third quarter 2014 net income of $189 million. As expected, we recorded no restructuring charges and special items in third quarter 2015, compared with $13 million of after-tax restructuring charges and special items in third quarter 2014.
Net income totaled $619 million in the first nine months of 2015, down $49 million, or 7%, from $668 million in the first nine months of 2014, driven by a $126 million after-tax decrease in restructuring charges and special items. Nine months ended 2014 results included the benefit of a $180 million after-tax gain related to the Chicago Divestiture and $85 million of after-tax restructuring charges also related to our separation from RBS and enhanced efficiencies across the organization. Excluding the restructuring charges and special items, net income of $650 million increased $77 million, or 13%, from the first nine months of 2014, driven by an $80 million increase in revenue and $33 million decrease in noninterest expense
The following table details the significant components of our net income for the periods indicated:

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change		Percent	2015	2014	Change		Percent
Operating Data:
Net interest income	$856	$820	$36		4%	$2,532	$2,461	$71		3%
Noninterest income	353	341	12		4	1,060	1,339	(279)		(21)
Total revenue	1,209	1,161	48		4	3,592	3,800	(208)		(5)
Provision for credit losses	76	77	(1)		(1)	211	247	(36)		(15)
Noninterest expense	798	810	(12)		(1)	2,449	2,568	(119)		(5)
Noninterest expense, excluding restructuring charges and special items (1)	798	789	9		1	2,399	2,432	(33)		(1)
Income before income tax expense	335	274	61		22	932	985	(53)		(5)
Income tax expense	115	85	30		35	313	317	(4)		(1)
Net income	220	189	31		16	619	668	(49)		(7)
Net income available to common stockholders	213	189	24		13	612	668	(56)		(8)
Net income, excluding restructuring charges and special items(1)	220	202	18		9	650	573	77		13
Net income available to common stockholders, excluding restructuring charges and special items (1)	213	202	11		5	643	573	70		12
Return on average tangible common equity (1) (2)	6.60%	5.81%	79	bps	—	6.34%	6.90%	(56	) bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1) (2)	6.60%	6.22%	38	bps	—	6.67%	5.92%	75	bps	—

(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) Ratios for the periods ended September 30, 2015 and 2014 are presented on an annualized basis.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,322	$2	0.44%	$2,685	$2	0.23%	($1,363)	21 bps
Taxable investment securities	24,440	154	2.52	24,648	155	2.51	(208)	1
Non-taxable investment securities	9	—	2.60	10	—	2.59	(1)	1
Total investment securities	24,449	154	2.52	24,658	155	2.51	(209)	1
Commercial	32,832	243	2.89	30,186	223	2.89	2,646	—
Commercial real estate	8,406	54	2.50	7,216	46	2.46	1,190	4
Leases	3,936	24	2.45	3,789	25	2.68	147	(23)
Total commercial	45,174	321	2.78	41,191	294	2.80	3,983	(2)
Residential mortgages	12,470	117	3.76	11,001	108	3.92	1,469	(16)
Home equity loans	2,928	40	5.32	3,743	50	5.31	(815)	1
Home equity lines of credit	14,813	111	2.97	15,572	113	2.90	(759)	7
Home equity loans serviced by others (1)	1,086	19	6.93	1,317	22	6.64	(231)	29
Home equity lines of credit serviced by others (1)	425	3	2.30	591	4	2.62	(166)	(32)
Automobile	13,810	95	2.75	11,438	74	2.57	2,372	18
Student	3,530	45	5.01	1,983	25	4.99	1,547	2
Credit cards	1,616	44	10.95	1,661	42	9.99	(45)	96
Other retail	939	17	7.72	1,153	22	7.46	(214)	26
Total retail	51,617	491	3.79	48,459	460	3.78	3,158	1
Total loans and leases	96,791	812	3.32	89,650	754	3.33	7,141	(1)
Loans held for sale, at fair value	327	3	3.69	176	2	3.46	151	23
Other loans held for sale	128	3	6.96	27	—	5.44	101	NM
Interest-earning assets	123,017	974	3.13	117,196	913	3.08	5,821	5
Allowance for loan and lease losses	(1,197)			(1,202)			5
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,407			5,821			586
Total noninterest-earning assets	12,086			11,495			591
Total assets	$135,103			$128,691			$6,412
Liabilities and Stockholders’ Equity
Checking with interest	$16,934	$5	0.12%	$15,155	$4	0.09%	$1,779	3 bps
Money market and savings	44,572	33	0.29	40,096	21	0.21	4,476	8
Term deposits	12,730	27	0.84	10,596	16	0.61	2,134	23
Total interest-bearing deposits	74,236	65	0.34	65,847	41	0.25	8,389	9
Federal funds purchased and securities sold under agreements to repurchase (2)	2,880	4	0.52	6,305	9	0.54	(3,425)	(2)
Other short-term borrowed funds	5,062	17	1.32	6,740	21	1.21	(1,678)	11
Long-term borrowed funds	4,059	32	3.16	1,951	22	4.50	2,108	(134)
Total borrowed funds	12,001	53	1.75	14,996	52	1.36	(2,995)	39
Total interest-bearing liabilities	86,237	118	0.54	80,843	93	0.45	5,394	9
Demand deposits	26,754			25,829			925
Other liabilities	2,604			2,608			(4)
Total liabilities	115,595			109,280			6,315
Stockholders’ equity	19,508			19,411			97
Total liabilities and stockholders’ equity	$135,103			$128,691			$6,412
Interest rate spread			2.59			2.63		(4)
Net interest income		$856			$820
Net interest margin			2.76%			2.77%		(1)bps
Memo: Total deposits (interest-bearing and demand)	$100,990	$65	0.25%	$91,676	$41	0.18%	$9,314	7 bps
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2016. See “—Analysis of Financial Condition — September 30, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $856 million in third quarter 2015 increased $36 million, or 4%, compared to $820 million in third quarter 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $5.8 billion, or 5%, from third quarter 2014, as a $4.0 billion increase in average commercial loans and leases, and a $3.2 billion increase in average retail loans driven by growth in auto, mortgage, and student loan balances, were partially offset by a $1.6 million decrease in average investments and interest-bearing deposits, lower home equity outstandings, and a reduction in the non-core loan portfolio.
Net interest margin of 2.76% in third quarter 2015 remained relatively stable compared to 2.77% in third quarter 2014 as the benefit of modest balance sheet deleveraging, improving investment portfolio yields and a reduction in pay-fixed swap costs was more than offset by increased deposit costs, higher borrowing costs related to the issuance of subordinated debt and senior notes and a modest decrease in loan yields. Average interest-earning asset yields in the third quarter of 2015 of 3.13% declined five basis points from 3.08% for the same period in 2014, reflecting the decline in the loan and lease portfolio yield due to the continued impact of the persistent low-rate environment. Investment portfolio income of $154 million in third quarter 2015 remained stable compared to third quarter 2014.
    Total interest-bearing deposit costs in third quarter 2015 of $65 million increased $24 million, or 59%, from $41 million in the same period in 2014 and reflected a nine basis point increase in the rate paid to 0.34% from 0.25%. The increase in deposit costs reflected a shift in mix to longer duration deposits, largely term and money market products. The cost of term deposits increased to 0.84% in 2015 from 0.61% in 2014, as money market accounts and savings accounts increased to 0.29% in 2015 from 0.21% in 2014.
Total borrowed funds costs in third quarter 2015 of $53 million remained relatively stable with third quarter 2014. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds, pay-fixed swap expense declined to $15 million for the third quarter of 2015 compared to $21 million for the same period in 2014. Excluding the impact of hedging costs, total borrowed funds rates were 1.40% and 0.76% in the third quarter of 2015 and 2014, respectively. The increase in long-term borrowing expense of $10 million is due to the addition of $1.5 billion in senior term-debt in December 2014, as well as the issuance of $584 million in subordinated debt tied to the repositioning of our liability and capital structure to better align with peers.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine Months Ended September 30,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,820	$4	0.26%	$2,224	$4	0.23%	($404)	3 bps
Taxable investment securities	24,824	468	2.52	24,205	458	2.52	619	—
Non-taxable investment securities	10	—	2.60	11	—	2.60	(1)	—
Total investment securities	24,834	468	2.52	24,216	458	2.52	618	—
Commercial	32,536	704	2.85	29,666	671	2.98	2,870	(13)
Commercial real estate	8,020	155	2.54	7,067	134	2.51	953	3
Leases	3,909	74	2.51	3,743	77	2.75	166	(24)
Total commercial	44,465	933	2.77	40,476	882	2.88	3,989	(11)
Residential mortgages	12,104	342	3.77	10,420	312	3.99	1,684	(22)
Home equity loans	3,117	126	5.41	3,994	158	5.28	(877)	13
Home equity lines of credit	15,059	332	2.95	15,572	334	2.87	(513)	8
Home equity loans serviced by others (1)	1,151	60	6.94	1,386	70	6.72	(235)	22
Home equity lines of credit serviced by others (1)	479	9	2.45	626	13	2.68	(147)	(23)
Automobile	13,412	274	2.73	10,542	200	2.53	2,870	20
Student	3,064	116	5.06	2,150	75	4.63	914	43
Credit cards	1,620	133	10.99	1,647	124	10.09	(27)	90
Other retail	988	56	7.64	1,216	67	7.41	(228)	23
Total retail	50,994	1,448	3.80	47,553	1,353	3.80	3,441	—
Total loans and leases	95,459	2,381	3.32	88,029	2,235	3.38	7,430	(6)
Loans held for sale, at fair value	293	8	3.48	146	4	3.44	147	4
Other loans held for sale	122	7	7.27	715	22	4.10	(593)	NM
Interest-earning assets	122,528	2,868	3.11	115,330	2,723	3.14	7,198	(3)
Allowance for loan and lease losses	(1,196)			(1,242)			46
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,447			5,634			813
Total noninterest-earning assets	12,127			11,268			859
Total assets	$134,655			$126,598			$8,057
Liabilities and Stockholders’ Equity
Checking with interest	$16,515	$14	0.11%	$14,099	$8	0.07%	$2,416	4 bps
Money market and savings	43,082	87	0.27	39,149	54	0.18	3,933	9
Term deposits	12,498	76	0.81	9,786	46	0.63	2,712	18
Total interest-bearing deposits	72,095	177	0.33	63,034	108	0.23	9,061	10
Interest-bearing deposits held for sale	—	—	—	2,621	4	0.22	(2,621)	(22)
Federal funds purchased and securities sold under agreements to repurchase (2)	3,947	13	0.44	5,908	25	0.55	(1,961)	(11)
Other short-term borrowed funds	6,169	51	1.09	5,479	70	1.69	690	(60)
Long-term borrowed funds	3,964	95	3.21	1,594	55	4.57	2,370	(136)
Total borrowed funds	14,080	159	1.50	12,981	150	1.52	1,099	(2)
Total interest-bearing liabilities	86,175	336	0.52	78,636	262	0.44	7,539	8
Demand deposits	26,313			25,540			773
Demand deposits held for sale	—			618			(618)
Other liabilities	2,654			2,341			313
Total liabilities	115,142			107,135			8,007
Stockholders’ equity	19,513			19,463			50
Total liabilities and stockholders’ equity	$134,655			$126,598			$8,057
Interest rate spread			2.59			2.70		(11)
Net interest income		$2,532			$2,461
Net interest margin			2.75%			2.84%		(9) bps
Memo: Total deposits (interest-bearing and demand)	$98,408	$177	0.24%	$91,813	$112	0.16%	$6,595	8 bps

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to runoff by the end of 2016. See “—Analysis of Financial Condition — September 30, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $2.5 billion in first nine months 2015 increased $71 million, or 3%, compared to $2.5 billion in the first nine months of 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $7.2 billion, or 6%, from first nine months 2014, as a $3.4 billion increase in average retail loans, primarily in auto, mortgage, and student loan balances, and a $4.0 billion increase in average commercial loans and leases, were partially offset by lower home equity loan and line outstandings and a reduction in the non-core loan portfolio.
Net interest margin of 2.75% in the first nine months of 2015 decreased nine basis points from 2.84% in the first nine months of 2014, reflecting the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs, and the impact of the Chicago Divestiture. Average interest-earning asset yields in the first nine months of 2015 of 3.11% declined three basis points from 3.14% for the same period in 2014, reflecting the decline in the loan and lease portfolio yield due to the continued impact of the persistent low-rate environment. Investment portfolio income of $468 million for the nine months ended September 30, 2015 increased $10 million, or 2%, compared to the nine months ended September 30, 2014, while the yield on the portfolio remained at 2.52%.
    Total interest-bearing deposit costs for the nine months ended September 30, 2015 of $177 million increased $69 million, or 64%, from $108 million in the same period in 2014 and reflected a ten basis point increase in the rate paid on deposits to 0.33% from 0.23%. The increase in cost of deposits reflected strong growth in term deposits and time deposits as well as money market accounts as we actively raised deposits to offset the impact of the second quarter 2014 Chicago Divestiture. The cost of term deposits increased to 0.81% in 2015 from 0.63% in 2014, while rates on money market accounts and savings accounts increased to 0.27% in 2015 from 0.18% in 2014.
Total borrowed funds costs in the first nine months of 2015 of $159 million increased $9 million, or 6%, from $150 million in the same period in 2014. Within the federal funds purchased and securities sold under agreement category and other short-term borrowed funds, pay-fixed swap expense declined to $44 million for the first nine months of 2015 compared to $79 million for the same period in 2014. Excluding the impact of hedging costs, total borrowed funds rates of 1.22% in the first six months of 2015 increased from 0.72% in the first nine months of 2014, driven by an increase in senior and subordinated debt tied to the bank’s repositioning of its liability and capital structure to better align with peers.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table details the significant components of our noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Service charges and fees	$145	$144	$1	1%	$419	$430	($11)	(3%)
Card fees	60	58	2	3	172	175	(3)	(2)
Trust and investment services fees	41	39	2	5	118	120	(2)	(2)
Mortgage banking fees	18	21	(3)	(14)	81	55	26	47
Capital markets fees	21	22	(1)	(5)	73	66	7	11
Foreign exchange and trade finance fees	22	26	(4)	(15)	67	70	(3)	(4)
Bank-owned life insurance income	14	13	1	8	40	36	4	11
Securities gains, net	2	2	—	—	19	27	(8)	(30)
Other income (1)	30	16	14	88	71	360	(289)	(80)
Noninterest income	$353	$341	$12	4%	$1,060	$1,339	($279)	(21%)

(1) Includes net impairment losses on securities available for sale recognized in earnings and other income.

Noninterest income of $353 million in third quarter 2015 increased $12 million, or 4%, compared to $341 million in third quarter 2014, driven by higher other income, trust and investment services fees, card fees, and service charges and fees, which were partially offset by lower foreign exchange and trade finance fees, mortgage banking fees, and capital market fees. Other income increased $14 million driven by an $8 million gain on the sale of branch real estate. Service charges and fees were relatively stable, and card fees and trust and investment services fees increased $4 million. Mortgage banking fees decreased $3 million as a $7 million decrease in mortgage servicing rights valuations more than offset improved gain on sale spreads.
Noninterest income of $1.1 billion in the first nine months of 2015 decreased $279 million, or 21%, compared to $1.3 billion in the first nine months of 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, noninterest income increased $9 million. Service charges and fees decreased $11 million driven by the effect of the Chicago Divestiture as well as lower transaction volume. Card fees decreased $3 million and trust and investment services fees decreased $2 million, reflecting the impact of the Chicago Divestiture and a reduction in investment sales. Mortgage banking fees increased $26 million reflecting the benefit of portfolio sales gains as well as higher origination volumes. Capital markets fees increased $7 million, reflecting underlying business momentum. Securities gains decreased $8 million. Other income, excluding the impact of the $288 million pre-tax Chicago gain recorded in the second quarter of 2014, decreased $1 million.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
Provision for credit losses of $76 million in third quarter 2015 remained relatively stable with $77 million in third quarter 2014, which benefited from an $11 million reserve release. Results in the third quarter of 2015 also reflected a $13 million decrease in net charge-offs, driven by an increase in retail recoveries, compared to third quarter of 2014.
Provision for credit losses of $211 million in the first nine months of 2015 declined $36 million from the first nine months of 2014. The improvement was composed of a reduction in net charge-offs of $36 million in the first nine months of 2015, primarily due to lower retail losses. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Salaries and employee benefits	$404	$409	($5)	(1%)	$1,234	$1,281	($47)	(4%)
Outside services	89	106	(17)	(16)	267	314	(47)	(15)
Occupancy	75	77	(2)	(3)	245	245	—	—
Equipment expense	62	58	4	7	190	187	3	2
Amortization of software	35	38	(3)	(8)	108	102	6	6
Other operating expense	133	122	11	9	405	439	(34)	(8)
Noninterest expense	$798	$810	($12)	(1%)	$2,449	$2,568	($119)	(5%)

Noninterest expense of $798 million in third quarter 2015 declined $12 million compared with third quarter 2014 driven by a $21 million decrease in restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense increased $9 million, as a reduction in salaries and employee benefits was more than offset by increased advertising, insurance costs, equipment costs, and outside services. Results reflected the impact of continued investments to drive growth.
Noninterest expense of $2.4 billion in the first nine months of 2015 declined $119 million compared with the first nine months of 2014, driven by a $86 million decrease in restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense decreased $33 million, driven by lower outside services, salaries and employee benefits, occupancy expense, and other operating expense, somewhat offset by higher equipment and amortization of software.

Provision for Income Taxes
The provision for income taxes was $115 million and $85 million in the third quarter of 2015 and 2014, respectively. This resulted in an effective tax rate of 34.1% and 30.8% in the third quarter of 2015 and 2014, respectively. The increase in the effective income tax rate from 2014 to 2015 was largely attributable to the tax rate impact of non-deductible permanent expense items.

The provision for income taxes was $313 million and $317 million in the first nine months of 2015 and 2014, respectively. This resulted in an effective tax rate of 33.5% and 32.2% in the first nine months of 2015 and 2014, respectively. The increase in the effective income tax rate from 2014 to 2015 was attributable to both the tax rate impact of combined reporting legislation and the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” in the first quarter of 2015. The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. Furthermore, these increases were partially offset by the tax rate impact of the gain on the Chicago Divestiture in the second quarter of 2014. For further information regarding the adoption of ASU No. 2014-01, see Recent Accounting Pronouncements in Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

At September 30, 2015, we reported a net deferred tax liability of $637 million, compared to a $493 million liability at December 31, 2014. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments. For further discussion, see Note 11 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended September 30, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(1)	Consolidated
Net interest income	$556	$299	$1		$856
Noninterest income	235	100	18		353
Total revenue	791	399	19		1,209
Noninterest expense	623	175	—		798
Profit before provision for credit losses	168	224	19		411
Provision for credit losses	64	3	9		76
Income before income tax expense	104	221	10		335
Income tax expense	36	76	3		115
Net income	$68	$145	$7		$220
Loans and leases and loans held for sale (period-end)	$52,468	$42,090	$3,293		$97,851
Average Balances:
Total assets	$53,206	$43,113	$38,784		$135,103
Loans and leases and loans held for sale	51,886	41,993	3,367		97,246
Deposits	70,527	24,604	5,859		100,990
Interest-earning assets	51,928	42,070	29,019		123,017
Key Metrics
Net interest margin (2)	4.25%	2.81%	NM		2.76%
Efficiency ratio (3)	78.72	43.75	NM		66.02
Average loans to average deposits ratio (4)	73.57	170.68	NM		96.29
Return on average total tangible assets (2) (3)	0.51	1.34	NM		0.68
Return on average tangible common equity (2) (3) (5)	5.67	12.24	NM		6.60

(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — September 30, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
(2)  Ratios for the period ended September 30, 2015 are presented on an annualized basis.
(3)  These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(4) Ratios include loans and leases held for sale.
(5)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(1)	Consolidated
Net interest income	$1,633	$861	$38		$2,532
Noninterest income	684	308	68		1,060
Total revenue	2,317	1,169	106		3,592
Noninterest expense	1,832	529	88		2,449
Profit before provision for credit losses	485	640	18		1,143
Provision for credit losses	187	(11)	35		211
Income (loss) before income tax expense (benefit)	298	651	(17)		932
Income tax expense (benefit)	103	224	(14)		313
Net income (loss)	$195	$427	($3)		$619
Loans and leases and loans held for sale (period-end)	$52,468	$42,090	$3,293		$97,851
Average Balances:
Total assets	$52,438	$42,451	$39,766		$134,655
Loans and leases and loans held for sale	51,062	41,240	3,572		95,874
Deposits	69,347	23,094	5,967		98,408
Interest-earning assets	51,100	41,323	30,105		122,528
Key Metrics
Net interest margin (2)	4.27%	2.78%	NM		2.75%
Efficiency ratio (3)	79.07	45.26	NM		68.17
Average loans to average deposits ratio (4)	73.63	178.58	NM		97.43
Return on average total tangible assets (2) (3)	0.50	1.35	NM		0.65
Return on average tangible common equity (2) (3) (5)	5.55	12.35	NM		6.34

(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — September 30, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
(2)  Ratios for the period ended September 30, 2015 are presented on an annualized basis.
(3)  These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(4) Ratios include loans and leases held for sale.
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

Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.5 billion as of September 30, 2015, down 18% from December 31, 2014. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.

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
Consumer Banking

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$556	$532	$24	5%	$1,633	$1,615	$18	1%
Noninterest income	235	226	9	4	684	681	3	—
Total revenue	791	758	33	4	2,317	2,296	21	1
Noninterest expense	623	609	14	2	1,832	1,902	(70)	(4)
Profit before provision for credit losses	168	149	19	13	485	394	91	23
Provision for credit losses	64	66	(2)	(3)	187	195	(8)	(4)
Income before income tax expense	104	83	21	25	298	199	99	50
Income tax expense	36	29	7	24	103	69	34	49
Net income	$68	$54	$14	26	$195	$130	$65	50
Loans and leases and loans held for sale (period-end)	$52,468	$48,781	$3,687	8	$52,468	$48,781	$3,687	8
Average Balances:
Total assets	$53,206	$49,012	$4,194	9%	$52,438	$48,398	$4,040	8%
Loans and leases and loans held for sale (1)	51,886	47,848	4,038	8	51,062	47,203	3,859	8
Deposits and deposits held for sale (2)	70,527	65,609	4,918	7	69,347	68,834	513	1
Interest-earning assets	51,928	47,885	4,043	8	51,100	47,236	3,864	8
Key Metrics
Net interest margin (3)	4.25%	4.40%	(15) bps		4.27%	4.57%	(30) bps
Efficiency ratio (4)	78.72	80.42	(170) bps		79.07	82.82	(375) bps
Average loans to average deposits ratio (5)	73.57	72.93	64 bps		73.63	68.58	505 bps
Return on average total tangible assets (3) (4)	0.51	0.44	7 bps		0.50	0.36	14 bps
Return on average tangible common equity (3) (4) (6)	5.67	4.57	110 bps		5.55	3.76	179 bps

(1)  Average loans held for sale for the nine months ended September 30, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the nine months ended September 30, 2014 include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended September 30, 2015 and 2014 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking net income of $68 million for third quarter 2015 increased $14 million, or 26%, from $54 million in the third quarter of 2014, reflecting an increase in total revenues somewhat offset by increased noninterest expense.
Consumer Banking total revenue of $791 million in third quarter 2015 increased $33 million, or 4%, from $758 million in the third quarter of 2014.
Net interest income of $556 million in third quarter 2015 increased $24 million as the benefit of solid loan growth, particularly in auto, student, and mortgage, was partially offset by the effect of the relatively persistent low-rate environment and higher deposit costs. Noninterest income grew $9 million, as $8 million in branch real estate gains and increased trust and investment services fees were partially offset by lower mortgage banking fees.
Noninterest expense of $623 million increased $14 million, or 2% from third quarter 2014, as higher advertising, regulatory costs, salaries and employee benefits expense and our continued investment in the business to drive further growth, were partially offset by lower credit collection costs, insurance and payroll taxes, outside services expense and the benefit of our continued focus on improving efficiency.
Provision for credit losses of $64 million in the third quarter of 2015 decreased $2 million, or 3%, from $66 million in the third quarter of 2014, reflecting continued improvement in credit quality offset by the impact of loan growth.
Consumer Banking net income of $195 million for the first nine months of 2015 increased $65 million, or 50%, from $130 million in the first nine months of 2014, due to lower expenses which reflected the impact of the Chicago Divestiture as well as our efficiency initiatives and a decrease in regulatory costs.
Consumer Banking total revenue of $2.3 billion in the first nine months of 2015 increased $21 million from the first nine months of 2014, driven by higher net interest income and noninterest income.
Net interest income results reflected the benefit of loan growth particularly in auto, residential mortgage, and student partially offset by the effect of the relatively persistent low-rate environment. Noninterest income increased driven by strength in mortgage banking and higher service charges.
Noninterest expense of $1.8 billion in the first nine months of 2015 decreased $70 million, or 4%, from the first nine months of 2014, reflecting a combination of cost saving actions and lower operating reserves.
Provision for credit losses of $187 million in the first nine months of 2015 decreased $8 million, or 4%, from $195 million in the first nine months of 2014, reflecting continued improvement in credit quality partially offset by the continued growth in loan balances.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$299	$270	$29	11%	$861	$790	$71	9%
Noninterest income	100	104	(4)	(4)	308	318	(10)	(3)
Total revenue	399	374	25	7	1,169	1,108	61	6
Noninterest expense	175	162	13	8	529	472	57	12
Profit before provision for credit losses	224	212	12	6	640	636	4	1
Provision for credit losses	3	—	3	NM	(11)	(7)	(4)	(57)
Income before income tax expense	221	212	9	4	651	643	8	1
Income tax expense	76	73	3	4	224	222	2	1
Net income	$145	$139	$6	4	$427	$421	$6	1
Loans and leases and loans held for sale (period-end) (1)	$42,090	$38,046	$4,044	11	$42,090	$38,046	$4,044	11
Average Balances:
Total assets	$43,113	$38,854	$4,259	11%	$42,451	$37,951	$4,500	12%
Loans and leases and loans held for sale (1)	41,993	37,787	4,206	11	41,240	37,263	3,977	11
Deposits and deposits held for sale (2)	24,604	20,985	3,619	17	23,094	18,941	4,153	22
Interest-earning assets	42,070	37,927	4,143	11	41,323	37,395	3,928	11
Key Metrics
Net interest margin (3)	2.81%	2.82%	(1) bps		2.78%	2.82%	(4) bps
Efficiency ratio (4)	43.75	43.35	40 bps		45.26	42.62	264 bps
Average loans to average deposits ratio (5)	170.68	180.06	(938) bps		178.58	196.74	(1,816) bps
Return on average total tangible assets (3) (4)	1.34	1.42	(8) bps		1.35	1.48	(13) bps
Return on average tangible common equity (3) (4) (6)	12.24	13.10	(86) bps		12.35	13.67	(132) bps

(1)  Average loans held for sale for the nine months ended September 30, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the nine months ended September 30, 2014 include deposits relating to the Chicago Divestiture.
(3) Ratios for the periods ended September 30, 2015 and 2014 are presented on an annualized basis.
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
Commercial Banking net income of $145 million in the third quarter of 2015 increased $6 million, or 4%, from $139 million in the third quarter of 2014, as the benefit of a $25 million increase in total revenue was partially offset by a $13 million increase in noninterest expense and a $3 million increase in provision for credit losses.
Net interest income of $299 million in the third quarter of 2015 increased $29 million, or 11%, from $270 million in the third quarter of 2014, reflecting the benefit of a $4.2 billion increase in average loans and leases, as well as deposit growth, partially offset by yield compression. Loan growth was driven by strength in Commercial Real Estate, Industry Verticals, Corporate Finance, Franchise Finance, and Mid-Corporate.
Noninterest income of $100 million in the third quarter of 2015 decreased $4 million or 4% compared to the third quarter of 2014, as growth in service charges and other fees, card fees, and interest rate products was more than offset by a reduction in foreign exchange and trade finance fees, capital market fees and leasing income.
Noninterest expense of $175 million in the third quarter of 2015 increased $13 million, or 8%, from $162 million in the third quarter of 2014, reflecting a reduction in regulatory costs which was more than offset by higher insurance costs, salaries and employee benefits tied to growth initiatives and higher outside services.
Provision for credit losses of $3 million net in the third quarter of 2015 increased $3 million from the third quarter of 2014, reflecting higher net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking net income of $427 million in the first nine months of 2015 increased $6 million, or 1%, compared to the first nine months of 2014, as the benefit of a $61 million increase in total revenue and a $4 million decrease in provision for credit losses was partially offset by a $57 million increase in noninterest expense.
Net interest income of $861 million in the first nine months of 2015 increased $71 million, or 9%, from $790 million in the third quarter of 2014, reflecting the benefit of a $4.0 billion increase in average loan balances and a $4.2 billion increase in net deposits.
Noninterest income of $308 million in the first nine months of 2015 decreased $10 million, or 3%, from $318 million in the first nine months of 2014 as the benefit of an increase in capital markets, interest rate products, and card fees was more than offset by lower leasing income.
Noninterest expense of $529 million in the first nine months of 2015 increased $57 million, or 12%, from $472 million in the first nine months of 2014, reflecting increased salary and benefits costs, outside services, and insurance expense.
Provision for credit losses resulted in a net recovery of $11 million in the first nine months of 2015 compared to a net recovery of $7 million for the first nine months of 2014.

Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net interest income	$1	$18	($17)	(94%)	$38	$56	($18)	(32%)
Noninterest income	18	11	7	64	68	340	(272)	(80)
Total revenue	19	29	(10)	(34)	106	396	(290)	(73)
Noninterest expense	—	39	(39)	(100)	88	194	(106)	(55)
Profit (loss) before provision for credit losses	19	(10)	29	290	18	202	(184)	(91)
Provision for credit losses	9	11	(2)	(18)	35	59	(24)	(41)
Income (loss) before income tax (benefit) expense	10	(21)	31	148	(17)	143	(160)	(112)
Income tax expense (benefit)	3	(17)	20	118	(14)	26	(40)	(154)
Net income (loss)	$7	($4)	$11	275	($3)	$117	($120)	(103)
Loans and leases and loans held for sale (period-end)	$3,293	$4,130	($837)	(20)	$3,293	$4,130	($837)	(20)
Average Balances:
Total assets	$38,784	$40,825	($2,041)	(5)%	$39,766	$40,249	($483)	(1%)
Loans and leases and loans held for sale	3,367	4,218	(851)	(20)	3,572	4,424	(852)	(19)
Deposits and deposits held for sale	5,859	5,082	777	15	5,967	4,038	1,929	48
Interest-earning assets	29,019	31,384	(2,365)	(8)	30,105	30,699	(594)	(2)

Other recorded net income of $7 million in the third quarter of 2015 compared to net loss of $4 million in the third quarter of 2014, as a reduction in total revenue was more than offset by lower expenses and the benefit of a $13 million after-tax decrease in restructuring charges and special items. Excluding $13 million of after-tax restructuring charges and special items in the third quarter of 2014, net income decreased by $2 million.
Net interest income in the third quarter of 2015 decreased $17 million to $1 million compared to $18 million in the third quarter of 2014. The decrease was driven primarily by an increase in wholesale funding costs, and lower non-core loans, partially offset by a reduction in interest rate swap costs.
Noninterest income in the third quarter of 2015 increased $7 million from the third quarter of 2014 driven by an accounting change for losses on low-income housing investments, offset in income tax expense.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense in the third quarter of 2015 decreased $39 million from the third quarter of 2014 driven by lower restructuring charges and special items and lower employee incentive costs.
The provision for credit losses within Other mainly represents the residual change in the consolidated allowance for credit losses after attributing the respective net charge-offs to the Consumer Banking and Commercial Banking segments. It also includes net charge-offs related to the non-core portfolio. The provision for credit losses in the third quarter of 2015 decreased $2 million from the third quarter of 2014. Non-core net charge-offs of $9 million in the third quarter of 2015 decreased $12 million from the third quarter of 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio. In the third quarter of 2015 changes in these factors led to a $1 million reserve build compared to an $11 million reserve release in the third quarter of 2014.
Other recorded a net loss of $3 million in the first nine months of 2015 compared to net income of $117 million in the first nine months of 2014. Net loss in the first nine months of 2015 included $31 million of after-tax restructuring charges and special items. Net income in the first nine months of 2014 included a $180 million after-tax gain related to the Chicago Divestiture partially offset by $85 million of after-tax restructuring charges and special items. Excluding these items, net income increased by $6 million.
Net interest income in the first nine months of 2015 decreased $18 million to $38 million compared to $56 million in the first nine months of 2014. The decrease was driven primarily by an increase in wholesale funding costs, and lower non-core loans, partially offset by a reduction in interest rate swap costs.
Noninterest income in the first nine months of 2015 decreased $272 million driven by the $288 million pre-tax gain on the Chicago Divestiture. Excluding the gain, noninterest income increased $16 million driven by an accounting change for low-income housing investments, which is offset in income tax expense, partially offset by lower securities gains
Noninterest expense in the first nine months of 2015 of $88 million decreased $106 million from the first nine months of 2014, reflecting lower restructuring charges and special items of $86 million, and lower employee incentive costs.
The provision for credit losses in the first nine months of 2015 decreased $24 million to $35 million compared to $59 million in the first nine months of 2014, reflecting continued improvement in credit quality and a decrease in non-core net charge-offs of $21 million to $31 million in the first nine months of 2015 compared to $52 million in the first nine months of 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — September 30, 2015 Compared with December 31, 2014
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

(dollars in millions)	September 30, 2015	December 31, 2014	Change	Percent
Commercial	$32,726	$31,431	$1,295	4%
Commercial real estate	8,678	7,809	869	11
Leases	3,865	3,986	(121)	(3)
Total commercial	45,269	43,226	2,043	5
Residential mortgages	12,792	11,832	960	8
Home equity loans	2,842	3,424	(582)	(17)
Home equity lines of credit	14,707	15,423	(716)	(5)
Home equity loans serviced by others (1)	1,054	1,228	(174)	(14)
Home equity lines of credit serviced by others (1)	441	550	(109)	(20)
Automobile	13,876	12,706	1,170	9
Student	3,846	2,256	1,590	70
Credit cards	1,628	1,693	(65)	(4)
Other retail	976	1,072	(96)	(9)
Total retail	52,162	50,184	1,978	4
Total loans and leases (2) (3)	$97,431	$93,410	$4,021	4%

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $420 million and $281 million as of September 30, 2015 and December 31, 2014, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.7 billion and $17.9 billion at September 30, 2015 and December 31, 2014, respectively.

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

Total loans and leases of $97.4 billion as of September 30, 2015, increased $4.0 billion, or 4%, from $93.4 billion as of December 31, 2014, reflecting growth in both retail and commercial. Total commercial loans and leases of $45.3 billion grew $2.0 billion, or 5%, from $43.2 billion as of December 31, 2014, reflecting commercial loan growth of $1.3 billion and growth in commercial real estate, offset by lower lease outstandings. Total retail loans of $52.2 billion increased $2.0 billion, or 4%, from $50.2 billion as of December 31, 2014, as a $1.6 billion increase in student, a $1.2 billion increase in auto, and a $960 million increase in residential mortgages, were partially offset by lower home equity balances, including a reduction in the non-core portfolio.

The effect of loan purchases and sales in the first nine months of 2015, net of runoff of previously purchased loans, increased period-end loans by $855 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	September 30, 2015	December 31, 2014	(Date of Designation) June 30, 2009	Change from 2015-2014	Change from 2015-2009
Commercial	$45	$68	$1,900	(34%)	(98%)
Commercial real estate	148	216	3,412	(31)	(96)
Total commercial	193	284	5,312	(32)	(96)
Residential mortgages	312	365	1,467	(15)	(79)
Home equity loans	74	118	384	(37)	(81)
Home equity lines of credit	77	121	231	(36)	(67)
Home equity loans serviced by others (1)	1,054	1,228	4,591	(14)	(77)
Home equity lines of credit serviced by others (1)	441	550	1,589	(20)	(72)
Automobile	—	—	769	—	(100)
Student	338	369	1,495	(8)	(77)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	2,296	2,751	14,789	(17)	(84)
Total non-core loans	2,489	3,035	20,101	(18)	(88)
Other assets	42	65	378	(35)	(89)
Total non-core assets	$2,531	$3,100	$20,479	(18%)	(88%)
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.5 billion as of September 30, 2015. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and September 30, 2015, the portfolio decreased $17.9 billion, including principal repayments of $9.9 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion. Transfers from non-core back to core were handled on an individual request basis and managed through our chief credit officer.

Non-core assets totaled $2.5 billion as of September 30, 2015, down 18% from December 31, 2014, driven by principal repayments of $516 million. Commercial non-core loan balances declined 32% compared to December 31, 2014, ending at $193 million compared to $284 million at December 31, 2014. Retail non-core loan balances of $2.3 billion decreased $455 million, or 17%, compared to December 31, 2014.

The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $836 million and $1.1 billion as of September 30, 2015 and December 31, 2014, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.5 billion as of September 30, 2015, compared to $1.8 billion as of December 31, 2014. The SBO portfolio represented 5% of the retail real estate secured portfolio and 3% of the overall retail loan portfolio as of September 30, 2015.

The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 712 and CLTV of 90% as of September 30, 2015. The proportion of the portfolio in a second lien (subordinated) position was 95% with 72% of the portfolio in out-of-footprint geographies including 28% in California, Nevada, Arizona and Florida.
SBO credit performance continued to improve in 2015 driven by continued portfolio liquidation (the weakest performing loans have already been charged off), more effective account servicing and collection strategies, and improvements in the real estate market. SBO portfolio year-to-date net charge-offs of $13.7 million, or 1.1% annualized, as of September 30, 2015 improved from 2.1%, for the full year 2014.

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

The allowance for credit losses totaled $1.3 billion at September 30, 2015 and December 31, 2014. Our allowance for loan and lease losses was 1.23% of total loans and leases and 116% of nonperforming loans and leases as of September 30, 2015 compared with 1.28% and 109% as of December 31, 2014. Overall, loan portfolio credit quality continued to improve across most measures in the nine months ended September 30, 2015 compared to the year ago period. Net charge-offs for the nine months ended September 30, 2015 of $207 million decreased 15% compared to $243 million for the nine months ended September 30, 2014, primarily driven by improvement in home equity and mortgage loans. The portfolio annualized net charge-off rate declined to 0.29% for the nine months ended September 30, 2015 from 0.37% for the nine months ended September 30, 2014. The 90 day or more past due delinquency rate improved to 0.8% as of September 30, 2015 from 0.9% at December 31, 2014. Nonperforming loans and leases totaled $1.0 billion, or 1.06%, of the total portfolio as of September 30, 2015 and $1.1 billion, or 1.18% in December 31, 2014. At September 30, 2015, $755 million of nonperforming loans and leases had been designated as impaired and had no specific allowance because they had been written down to the fair value of their collateral. These impaired loans included $668 million of retail loans and $87 million of commercial loans.

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
During the nine months ended September 30, 2015, the credit quality of the commercial loan portfolio exhibited a modest increase in total criticized loans to $2.1 billion, or 4.7% of the commercial loan portfolio compared to $1.9 billion, or 4.5%, at December 31, 2014. Commercial real estate criticized balances decreased to $352 million, or 4.0%, of the commercial real estate portfolio compared to $455 million, or 5.8%, as of December 31, 2014. Commercial real estate accounted for 16% of criticized loans as of September 30, 2015, compared to 24% as of December 31, 2014.

As of September 30, 2015, nonperforming commercial loans and leases decreased $34 million, or 21%, to $130 million, compared to $164 million as of December 31, 2014, driven by a 23% decline in commercial nonperforming loans. As of September 30, 2015, total commercial nonperforming loans stood at 0.3% of the commercial loan portfolio, compared to 0.4% as of December 31, 2014. Net charge-offs in our total commercial loan and lease portfolio for the nine months ended September 30, 2015 reflected a net recovery of $10 million compared to a net recovery of $17 million for the nine months ended September 30, 2014. See “—Key Factors Affecting Our Business — Credit Trends” for further details.

Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance and student lending portfolios. Retail assets increased to $52.2 billion as of September 30, 2015, a 4% increase from December 31, 2014, driven by growth in the student lending, auto finance and residential mortgage portfolio, offset by a reduction in home equity balances.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The credit composition of our retail loan portfolio at September 30, 2015 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 755, in line with December 31, 2014. Our real estate CLTV ratio is calculated as the mortgage and 2nd lien loan amount divided by the appraised value of the property and was 63.5% as of September 30, 2015 compared to 65.4% as of December 31, 2014. Excluding the SBO portfolio, the real estate CLTV was 62.1% as of September 30, 2015 compared to 63.8% as of December 31, 2014. Asset quality is improving with a net charge-off rate (core and non-core) of 0.57% for the nine months ended September 30, 2015, a decrease of 16 basis points from the nine months ended September 30, 2014.

Nonperforming retail loans as a percentage of total retail loans were 1.7% as of September 30, 2015, a 14 basis point decrease from December 31, 2014. Retail nonaccrual loans of $896 million at September 30, 2015 decreased $34 million from $930 million at December 31, 2014, reflecting lower mortgage and home equity portfolios, partially offset by increases in the student lending and auto finance portfolios.

Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”

Troubled Debt Restructuring
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of September 30, 2015 and December 31, 2014, we classified $1.2 billion as retail TDRs. In the retail TDR population, $378 million were in nonaccrual status of which 55.8% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
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
The table below presents our retail TDRs in delinquent status:

	September 30, 2015
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$341	$14	$75	$430
Home equity loans	229	13	42	284
Home equity lines of credit	119	6	16	141
Home equity loans serviced by others (1)	71	5	3	79
Home equity lines of credit serviced by others (1)	6	1	3	10
Automobile	13	1	—	14
Student	157	6	2	165
Credit cards	26	2	1	29
Other retail	17	1	—	18
Total	$979	$49	$142	$1,170

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the accrual status of our retail TDRs:

	September 30, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$282	$148	$430
Home equity loans	181	103	284
Home equity lines of credit	80	61	141
Home equity loans serviced by others (1)	55	24	79
Home equity lines of credit serviced by others (1)	4	6	10
Automobile	5	9	14
Student	139	26	165
Credit cards	28	1	29
Other retail	18	—	18
Total	$792	$378	$1,170

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. The following table presents our available for sale and held to maturity portfolios:

	September 30, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury	$15	$15	$15	$15	$—	—%
State and political subdivisions	9	9	10	10	(1)	(10)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,340	17,607	17,683	17,934	(327)	(2)
Other/non-agency	587	549	703	672	(123)	(18)
Total mortgage-backed securities	17,927	18,156	18,386	18,606	(450)	(2)
Total debt securities	17,951	18,180	18,411	18,631	(451)	(2)
Marketable equity securities	5	5	10	13	(8)	(62)
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	22	25	(8)	(32)
Total securities available for sale	$17,968	$18,197	$18,433	$18,656	($459)	(2)
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,092	$4,155	$3,728	$3,719	$436	12
Other/non-agency	1,193	1,231	1,420	1,474	(243)	(16)
Total securities held to maturity	$5,285	$5,386	$5,148	$5,193	$193	4
Total securities available for sale and held to maturity	$23,253	$23,583	$23,581	$23,849	($266)	(1)%

As of September 30, 2015, the fair value of the AFS and HTM securities portfolio decreased by $266 million, or 1%, to $23.6 billion, compared to $23.8 billion as of December 31, 2014, reflecting sales of mortgage-backed securities and a corresponding  reduction in collateralized borrowings, partially offset by continued reinvestment of securities cashflows and an increase in the market value of the securities portfolio due to a decline in interest rates as of September 30, 2015. As of September 30, 2015, the portfolio had a weighted-average duration of 3.3 years compared with 3.5 years as of December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Income on debt securities portfolios totaled $437 million for the nine months ended September 30, 2015, an increase of $6 million, or 1%, from $431 million for the nine months ended September 30, 2014, and reflected a yield of 2.44% compared with 2.47% for the nine months ended September 30, 2014.

Deposits

The table below represents the major components of our deposits:

(dollars in millions)	September 30, 2015	December 31, 2014	Change	Percent
Demand	$27,373	$26,086	$1,287	5%
Checking with interest	18,350	16,394	1,956	12
Regular savings	8,011	7,824	187	2
Money market accounts	35,539	33,345	2,194	7
Term deposits	12,593	12,058	535	4
Total deposits	$101,866	$95,707	$6,159	6%

Total deposits as of September 30, 2015, increased $6.2 billion, or 6%, to $101.9 billion compared to $95.7 billion as of December 31, 2014. All categories of deposits increased, led by money market accounts which increased by $2.2 billion, or 7%.

Borrowed Funds

Short-Term Borrowed Funds

The following is a summary of our short-term borrowed funds:

(dollars in millions)	September 30, 2015	December 31, 2014	Change	Percent
Federal funds purchased	$—	$574	($574)	(100%)
Securities sold under agreements to repurchase	1,293	3,702	(2,409)	(65)
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,861	6,253	(392)	(6)
Total short-term borrowed funds	$7,154	$10,529	($3,375)	(32%)

Short-term borrowed funds of $7.2 billion as of September 30, 2015, decreased $3.4 billion from $10.5 billion as of December 31, 2014, reflecting a decline in repurchase agreements, FHLB borrowings, and Federal funds purchased.
As of September 30, 2015, our total contingent liquidity was $23.0 billion, consisting of net cash at the FRB (which is defined as excess cash balances held at the FRBs) of $689 million, unencumbered high-quality securities totaling $17.0 billion and unused FHLB borrowing capacity of approximately $5.3 billion. Additionally, unencumbered loans pledged at the FRBs of $9.1 billion created total available liquidity of approximately $32.1 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014	For the Nine Months Ended September 30, 2014
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.25%	0.14%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.29	0.26	0.25
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	7,702
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$3,947	$5,699	$5,908
Other short-term borrowed funds (primarily current portion of FHLB advances)	6,169	5,640	5,479
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.12%	0.08%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.27	0.25	0.26

Long-Term Borrowed Funds

The following is a summary of our long-term borrowed funds:

(in millions)	September 30, 2015	December 31, 2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	333	333
4.691% fixed rate subordinated debt, due 2024 (1)	334	334
4.153% fixed rate subordinated debt, due 2024 (1)	333	333
4.023% fixed rate subordinated debt, due 2024 (1)	333	333
4.082% fixed rate subordinated debt, due 2025 (1)	334	334
4.350% fixed rate subordinated debt, due 2025	250	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (2) (3)	755	750
2.450% senior unsecured notes, due 2019 (2) (3)	763	746
Federal Home Loan advances due through 2033	18	772
Other	17	24
Total long-term borrowed funds	$4,153	$4,642

(1) Intercompany borrowed funds with RBS. See Note 14 “Related Party Transactions” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
(2) These securities were offered under Citizens Bank, N.A.’s Global Bank Note Program dated December 1, 2014.
(3) $1.5 billion principal balance of unsecured notes presented net of $5 million and $13 million hedge of interest rate risk on medium term debt using interest rate swaps at September 30, 2015. See Note 12 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
Long-term borrowed funds of $4.2 billion as of September 30, 2015, decreased $489 million from $4.6 billion as of December 31, 2014, primarily driven by $750 million in long term FHLB advances that migrated to the short-term category, partially offset by the addition of $250 million in fixed-rate subordinated debt this quarter.

Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits or issue senior or subordinated notes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives
We use pay-fixed swaps to synthetically lengthen liabilities and offset duration in fixed-rate assets. We also use pay-fixed swaps to hedge floating rate wholesale funding. Notional balances totaled $4.0 billion as of September 30, 2015, compared with $1.0 billion as of December 31, 2014, as we added $3.0 billion of new forward-starting swaps in the first nine months of 2015 to rebalance our interest profile. Pay-fixed rates on the swaps ranged from 2.03% to 4.30% as of September 30, 2015, compared to 4.18% to 4.30% as of December 31, 2014. We received the daily federal funds effective rate on the legacy $1.0 billion notional. The hedges that were added in the first nine months of 2015 are forward starting and begin accruing interest in 2017, at which point we will receive one-month LIBOR and pay an average fixed rate of 2.08%.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. At September 30, 2015 and December 31, 2014, the notional amount of receive-fixed swap hedges of floating-rate loans totaled $5.5 billion and $4.0 billion, respectively, and the fixed-rate ranges were 1.62% to 2.04% and 1.78% to 2.04%, respectively. We paid one-month LIBOR on these swaps.
In December 2014, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our five-year medium term fixed-rate debt issued in December 2014. This agreement converted the 2.45% fixed-rate debt coupon to three-month LIBOR plus 79 basis points. We receive a fixed rate of 1.66% on the swap agreement and pay three-month LIBOR. In May 2015, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our three-year medium term fixed-rate debt issued in December 2014. This agreement converted the 1.60% fixed-rate debt coupon to three-month LIBOR plus 49 basis points. We receive a fixed rate of 1.11% on the swap agreement and pay three-month LIBOR.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative products. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
At September 30, 2015, the overall derivative asset value increased $209 million and the liability balance decreased by $29 million from December 31, 2014, primarily due to decreased fixed interest rates at September 30, 2015, compared to December 31, 2014 and increased notional balances for the same period.
The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 12 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

	September 30, 2015			December 31, 2014
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,000	$173	$68	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	31,628	664	580	31,848	589	501
Foreign exchange contracts	7,783	163	158	8,359	170	164
Other contracts	1,081	10	10	730	7	9
Total derivatives not designated as hedging instruments		837	748		766	674
Gross derivative fair values		1,010	816		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(172)	(172)		(161)	(161)
Less: Cash collateral applied (2)			(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$838	$641		$629	$612

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
The table below presents our actual regulatory capital ratios as of September 30, 2015 under Basel III Transitional rules and as of December 31, 2014 under Basel I rules. In addition, the table includes pro forma Basel III ratios as of September 30, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIC Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of September 30, 2015
Common equity tier 1 capital(2)	$13,200	11.8%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,447	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,307	15.4	8.0	10.0	15.4	10.5	10.0
Tier 1 leverage(5)	13,447	10.4	4.0	5.0	10.4	4.0	5.0
Basel I as of December 31, 2014
Tier 1 common equity(2)	$13,173	12.4%	Not Applicable	Not Applicable
Tier 1 capital(3)	13,173	12.4	4.0%	6.0%
Total capital(4)	16,781	15.8	8.0	10.0
Tier 1 leverage(5)	13,173	10.6	4.0	5.0
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “-Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of September 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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
Standardized Approach

The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured as defined under the Basel I - 2013 Rules. Credit risk exposures are measured by applying fixed risk weights to each exposure, determined based on the characteristics of the exposure, such as type of obligor, Organization for Economic Cooperation and Development country risk code and maturity, among others. Under the Standardized approach, which is the risk-weight

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

methodology applicable to CFG, no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.7% at September 30, 2015. As of September 30, 2015, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.2 billion and total risk-weighted assets would be $112.5 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.
A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital and risk-weighted assets, see the following table.

(dollars in millions)	September 30, 2015
Common equity tier 1 capital	$13,200
Impact of intangibles at 100%	(2)
Fully phased-in common equity tier 1 capital(1)	$13,198
Total capital	$17,307
Impact of intangibles at 100%	(2)
Fully phased in common total capital(1)	$17,305
Risk-weighted assets	$112,277
Impact of intangibles - 100% capital deduction	(2)
Impact of mortgage servicing assets at 250% risk weight	245
Fully phased-in risk-weighted assets(1)	$112,520
Transitional common equity tier 1 ratio(2)	11.8%
Fully phased-in common equity tier 1 ratio(1)(2)	11.7
Transitional total capital ratio(3)	15.4
Fully phased-in total capital ratio(1)(3)	15.4
(1) These are non-GAAP financial measures.
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of September 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information evidencing our transition from Basel I as of December 31, 2014 to Basel III Standardized as of September 30, 2015:

					FDIC Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of September 30, 2015
Common equity tier 1 capital(1)	$13,200	11.8%	$5,052	4.5%	$7,298	6.5%
Tier 1 capital(2)	13,447	12.0	6,737	6.0	8,982	8.0
Total capital(3)	17,307	15.4	8,982	8.0	11,228	10.0
Tier 1 leverage(4)	13,447	10.4	5,173	4.0	6,467	5.0
Risk-weighted assets	112,277
Quarterly adjusted average assets	129,334
Basel I as of December 31, 2014
Tier 1 common equity(1)	$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital(2)	13,173	12.4	4,239	4.0	6,358	6.0
Total capital(3)	16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 leverage(4)	13,173	10.6	4,982	4.0	6,227	5.0
Risk-weighted assets	105,964
Quarterly adjusted average assets	124,539
(1) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of September 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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
CET1 capital under Basel III Standardized Transitional rules was $13.2 billion at September 30, 2015, an increase of $27 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for nine months ended September 30, 2015, net of dividends paid to common stockholders, $500 million in repurchases of common shares executed on April 7, 2015 and August 3, 2015, and amortization of deferred tax related to goodwill. At September 30, 2015, there was approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at September 30, 2015 was $13.4 billion, an increase of $274 million over the three quarters, as approximately half of the repurchase of common shares was offset by the issuance of preferred shares. Total capital was $17.3 billion at September 30, 2015, an increase of $526 million from December 31, 2014 driven primarily by net income, net of dividends paid to common stockholders, as the combined impact of the repurchase of common shares, issuance of preferred shares and issuance of $250 million in subordinated debt on July 31, 2015 was generally neutral to total capital.
On January 1, 2015, we began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.7 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitization, off-balance sheet commitments with original maturity one year or less, past due and nonaccruals exposures and the removal of the cap on OTC derivatives.
Risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2015 were $112.3 billion, an increase of $6.3 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, consumer auto and student loan exposures.
As of September 30, 2015, the tier 1 leverage ratio decreased approximately 18 basis points. This decline reflected the net impact of a $4.8 billion increase in adjusted quarterly average total assets, which drove a 40 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 22 basis points to the ratio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the Basel III capital framework in effect for us at September 30, 2015 and under the Basel I capital framework in effect for us at December 31, 2014:

	Transitional Basel III	Basel I
(dollars in millions)	September 30, 2015	December 31, 2014
Total common stockholders’ equity	$19,353	$19,268
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(80)	(74)
Derivatives	(31)	69
Unamortized net periodic benefit costs	370	377
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	465	420
Other intangible assets	(1)	(6)

Disallowed mortgage servicing	—	(5)
Total Common Equity Tier 1(2)	13,200	13,173
Qualifying preferred stock	247	—
Total Tier 1 Capital	13,447	13,173

Qualifying long-term debt securities as tier 2	2,600	2,350
Allowance for loan and lease losses	1,201	1,195
Allowance for credit losses for off-balance sheet exposure	59	61
Unrealized gains on equity securities	—	2
Total capital	$17,307	$16,781
(1) As a Basel III Standardized approach institution, we selected the one-time election to opt out of the requirements to include all the components of AOCI.
(2) Basel III introduced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Transactions
During the nine months ended September 30, 2015, we completed the following capital actions:

•
declared and paid common dividends of $0.10 per share, aggregating to dividend payments of approximately $55 million, $53 million and $53 million, respectively, in the first, second and third quarters of 2015;

•
issued 250,000 shares of the 5.500% Fixed-To-Floating Non-cumulative Perpetual Preferred Stock, Series A, on April 6, 2015, with aggregate liquidation value of $250 million and approximately $247 million of net capital value after deduction of fixed issuance costs;

•	repurchased 10,473,397 of our outstanding common shares from RBS, on April 7, 2015, at a price of $23.87 per share reducing market and regulatory capital by approximately $250 million;

•	issued $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 on July 31, 2015;

•	repurchased 9,615,384 of our outstanding common shares from RBS on August 3, 2015, at a price of $26.00 per share reducing market and regulatory capital by approximately $250 million;

•
declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to approximately $7 million, and paid on October 6, 2015.

The repurchase of common shares and the issuance of subordinate debt during the third quarter of 2015 were neutral to our total capital level and ratio but reduced common equity by $250 million, and the CET1 and tier 1 risk-based ratios by 22 bps as of September 30, 2015. The repurchase of common shares and the issuance of preferred shares during the second quarter of 2015 were generally neutral to our tier 1 and total capital levels and ratios but reduced common equity by $250 million and the CET1 ratio by approximately 23 basis points as of June 30, 2015. Subject to regulatory approval and market conditions, we intend to continue purchasing shares of our common stock in 2016 and to fund these repurchases by the issuance of senior debt or subordinate debt.

At September 30, 2015, all regulatory ratios remained well above their respective fully phased-in Basel III minimum, which includes the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures,”
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel I as of December 31, 2014 and Basel III Standardized Transitional rules as of September 30, 2015:

	Transitional Basel III		Basel I
	September 30, 2015		December 31, 2014
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital(1)	$10,780	12.0%
Tier 1 capital(2)	10,780	12.0	$10,406	12.2%
Total capital(3)	12,975	14.5	12,584	14.8
Tier 1 leverage(4)	10,780	10.8	10,406	10.9
Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,004	13.1%
Tier 1 capital(2)	3,004	13.1	$2,967	14.1%
Total capital(3)	3,539	15.5	3,494	16.6
Tier 1 leverage(4)	3,004	8.9	2,967	9.5
(1) Basel III introduced the concept of CET I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of September 30, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CBNA CET1 capital under Basel III Standardized Transitional rules was $10.8 billion at September 30, 2015, an increase of $374 million from tier 1 equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the nine months ended September 30, 2015, net of dividends paid to CFG. At September 30, 2015, CBNA held minimal additional tier 1 capital. Total capital was $13.0 billion at September 30, 2015, an increase of $391 million driven primarily by the increase in CET1 capital.
On January 1, 2015, CBNA began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.0 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitizations, commercial past due and nonaccruals, off-balance sheet commitments with an original maturity one year or less and the removal of the cap on OTC derivatives.
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2015 were $89.6 billion, an increase of $4.3 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student and consumer auto loan exposures. These increases were partially offset by runoff in home lending exposures.
As of September 30, 2015, the CBNA tier 1 leverage ratio decreased approximately 4 basis points, driven by an increase in adjusted quarterly average total assets of $3.8 billion resulting in a 43 basis point decline in the ratio, partially offset by a 38 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.0 billion at September 30, 2015, an increase of $37 million from tier 1 equity under Basel I at December 31, 2014. The increase was primarily attributable to amortization of deferred tax related to goodwill, as net income for the nine months ended September 30, 2015, net of dividends paid to common stockholders was flat to December 31, 2014. At September 30, 2015, there was no additional tier 1 capital. Total capital was $3.5 billion at September 30, 2015, an increase of $45 million driven primarily by the increase in CET1 capital and a slight increase in allowance for credit losses.
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
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2015 were $22.9 billion, an increase of $1.8 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student loans and purchased auto loan exposures.
As of September 30, 2015, the CBPA tier 1 leverage ratio decreased approximately 61 basis points, driven by an increase in adjusted quarterly average total assets of $2.6 billion resulting in a 72 basis point decline in the ratio, partially offset by a 11 basis point increase resulting from higher CET1 capital described above.

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
CFG Liquidity
Our primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt and (ii) externally issued subordinated debt. Our uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including payments of dividends, interest and expenses; (ii) needs of subsidiaries, including our banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) extraordinary requirements for cash.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On July 31, 2015, we issued $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 in a public underwritten offering. We used the net proceeds of this offering to repurchase 9,615,384 shares of our outstanding common stock directly from RBS at $26.00 per share.
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of September 30, 2015, we held cash and cash equivalents of approximately $431 million, which should be viewed as a liquidity reserve.
Our liquidity risk is low for four reasons. First, we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding. Second, we have no outstanding senior debt at the CFG level. Third, the capital structures of our banking subsidiaries are similar to our capital structure. As of September 30, 2015, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 102.4%. Fourth, our other cash flow requirements, such as operating expenses, are relatively small.
Banking Subsidiaries’ Liquidity
In the ordinary course of business, the liquidity of CBNA and CBPA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial franchise customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loan commitments; and (iv) funding of securities purchases. To the extent that the banks have relied on wholesale borrowings, uses also include payments of related principal and interest.
Our banking subsidiaries’ major businesses involve taking deposits and making loans. Hence, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. On December 1, 2014, CBNA issued $1.5 billion in senior notes under this program, consisting of $750 million of three-year fixed-rate notes and $750 million in five-year fixed-rate notes. This debt represents a key source of unsecured, term, and stable funding, further diversifies the funding sources of CBNA, and creates a more peer-like funding structure for the consolidated enterprise.
Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet our payment obligations in a timely manner. We manage liquidity risk at the consolidated enterprise level, and for each material legal entity including us, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

An additional variable affecting our access, and the access of our banking subsidiaries, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

September 30, 2015
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, N.A.:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
Citizens Bank of Pennsylvania:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At September 30, 2015, the majority of wholesale funding consisted of secured borrowings using high-quality liquid securities sold under agreements to repurchase (repurchase agreements) and FHLB advances secured primarily by high-quality residential loan collateral. Our dependence on short-term, unsecured and credit-sensitive funding continues to be relatively low.
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
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that begins on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we are required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We were compliant with the LCR as of September 30, 2015, and we expect to be fully compliant with the LCR as of the required implementation date of January 2016.
The NSFR was developed to provide a sustainable maturity structure of assets and liabilities and has a time horizon of one year. The Basel Committee contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018; however, the U.S. federal banking regulators have not yet published a proposed rule to implement the NSFR in the United States.
We continue to review and monitor these liquidity requirements to develop appropriate implementation plans and liquidity strategies. We expect to be fully compliant with the final rules on or prior to the applicable effective date.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity Unit within our Treasury unit in accordance with policy guidelines promulgated by our Board and the Asset and Liability Management Committee. In managing liquidity risk, the Funding and Liquidity Unit delivers regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
The mission of our Funding and Liquidity Unit is to deliver prudent levels of current, projected and contingent liquidity from stable sources, in a timely manner and at a reasonable cost, without significant adverse consequences.
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities.
As of September 30, 2015:

•	Core deposits, including loans and deposits held for sale, continued to be our primary source of funding and our consolidated period-end loan-to-deposit ratio was 96.2%;

•
Short-term unsecured wholesale funding was $350 million, substantially offset by our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) of $689 million;

•
Contingent liquidity was $23.0 billion; net overnight position (defined above), totaled $689 million; unencumbered liquid securities totaled $17.0 billion; and available FHLB capacity primarily secured by mortgage loans totaled $5.3 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $9.1 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding metrics, including specific risk threshold limits. The metrics are broadly classified as follows:

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
Cash flows from operating activities contributed $831 million in the first nine months of 2015. Net cash used by investing activities was $4.2 billion, primarily reflecting net securities available for sale portfolio purchases of $5.4 billion and a net increase in loans and leases of $4.3 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $5.8 billion. Cash provided by financing activities was $1.8 billion, driven by a net increase in deposits of $6.2 billion, partially offset by a decrease in federal funds purchased and securities sold under agreement to repurchase of $3.0 billion and a decrease in other short-term borrowed funds of $1.2 billion. These activities represented a cumulative decrease in cash and cash equivalents of $1.5 billion, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $1.8 billion as of September 30, 2015.
For the first nine months of 2014, our operating activities contributed $1.2 billion in net cash, included an increase in other liabilities of $2.3 billion, depreciation, amortization and accretion of $313 million, which was partially offset by an increase in other current assets of $2.0 billion. For the first nine months of 2014, net cash used by investing activities was $7.4 billion, primarily reflecting net securities available for sale portfolio purchases of $5.6 billion, a net increase in loans and leases of $4.1 billion, securities held to maturity portfolio purchases of $1.2 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.5 billion. Finally, for the first nine months of 2014, cash contributed by financing activities was $6.3 billion, including a net increase in other short-term borrowed funds of $4.5 billion, a net increase in deposits of $1.6

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

billion and a net increase in federal funds purchased and securities sold under agreements to repurchase of $393 million. These activities represented a cumulative increase in cash and cash equivalents of $132 million, which, when added to cash and cash equivalents of $2.8 billion at the beginning of the period, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of September 30, 2014.
Off-Balance Sheet Commitments

The following table presents our outstanding off-balance sheet commitments. See Note 13 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report:

(dollars in millions)	September 30, 2015	December 31, 2014	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$55,506	$55,899	($393)	(1%)
Financial standby letters of credit	2,077	2,315	(238)	(10)
Performance letters of credit	45	65	(20)	(31)
Commercial letters of credit	63	75	(12)	(16)
Marketing rights	47	51	(4)	(8)
Risk participation agreements	39	19	20	105
Residential mortgage loans sold with recourse	11	11	—	—
Total	$57,788	$58,435	($647)	(1%)

In June 2015, we entered into an agreement to purchase student loans on a quarterly basis in future periods. Commencing on the effective date of the agreement and through the first quarter 2016, we committed to purchase a minimum of $100 million to a maximum of $163 million of loans per quarter for the subsequent three consecutive quarters. The maximum amount of cumulative loan purchases under the terms of the agreement is $700 million. The agreement may be extended by the mutual agreement of the parties for an additional four quarters. We may terminate the agreement at will with payment of a variable termination fee.
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
For nonaccruing commercial and commercial real estate loans with an outstanding balance of $3 million or greater and for all commercial and commercial real estate TDRs (regardless of size), we conduct specific analysis on a loan level basis to determine the probable amount of credit loss. If appropriate, a specific allowance is established for the loan through a charge to the provision for credit losses. For all classes of impaired loans, individual loan measures of impairment may result in a charge-off to the allowance for loan and lease losses, if deemed appropriate. In such cases, the provision for credit losses is not affected when a specific reserve for at least that amount already exists. Techniques utilized include comparing the loan’s carrying amount to the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. The technique applied to each impaired loan is based on the workout officer’s opinion of the most probable workout scenario. Historically, this has generally led to the use of the estimated present value of future cash flows approach. The fair value of underlying collateral will be used if the loan is deemed collateral dependent. For loans that use the fair value of underlying collateral approach, a charge-off assessment is performed quarterly to write the loans down to fair value.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Significant assets measured at fair value on a recurring basis include our mortgage-backed securities available for sale. These instruments are priced using an external pricing service and are classified as Level 2 within the fair value hierarchy. The service’s pricing models use predominantly observable valuation inputs to measure the fair value of these securities under both the market and income approaches. The pricing service utilizes a matrix pricing methodology to price our U.S. agency pass-through securities, which involves making adjustments to to-be-announced security prices based on a matrix of various mortgage-backed securities characteristics such as weighted-average maturities, indices and other pool-level information. Other agency and non-agency mortgage-backed securities are priced using a discounted cash flow methodology. This methodology includes estimating the cash flows expected to be received for each security using projected prepayment speeds and default rates based on historical statistics of the underlying collateral and current market conventions. These estimated cash flows are then discounted using market-

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

based discount rates that incorporate characteristics such as average life, volatility, ratings, performance of the underlying collateral, and prevailing market conditions.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consumer
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of expansion and contraction policies. All policy change proposals receive intense scrutiny and discussion prior to approval and implementation. This process ensures decisions are made based on profit-based analytics with full consideration to operational and regulatory risks.
Commercial
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
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry (sector), loan type (asset class), and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our Company footprint, although we do engage in lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives. Geographic considerations occur at both the transactional level as well as the product level, as certain specialties operate on a national basis.
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
Apart from Industrials and CRE (which together make up 31% of the commercial utilization as of September 30, 2015), there are no material sector concentrations. As of September 30, 2015, our CRE outstandings amounted to 9% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
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
Substantially all loans categorized as Classified are managed by Citizens Restructuring Management, a specialized group of credit professionals that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

responsibilities include developing and implementing action plans, assessing risk ratings, determining the appropriateness of specific reserves relating to the loan, accrual status of the loan, and the ultimate collectability of loans in their portfolio.

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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is composed entirely of interest rate risk, as we have no direct currency or commodity risk and de minimis equity risk. This interest rate risk emerges from the balance sheet after the aggregation of our assets, liabilities and equity. We refer to this non-trading risk embedded in the balance sheet as “structural interest rate risk” or “interest rate risk in the banking book.” Our mortgage servicing rights assets also contain interest rate risk as the value of the fee stream is impacted by the level of long-term interest rates.
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
As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario as well as a variety of deliberately extreme

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and perhaps unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenario is compared to net interest income in a base case where market forward rates are realized.
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
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	Tolerance Level	September 30, 2015	December 31, 2014
Instantaneous Change in Interest Rates
+200	(10%)	13.3%	13.4%
+100		7.1	7.0
-100		(5.1)	(3.8)
-200	(10)	(5.4)	(4.3)
Gradual Change in Interest Rates
+200		7.1	6.8
+100		3.7	3.5
-100		(2.7)	(2.3)
-200		(3.9)	(3.0)
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
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of September 30, 2015 and December 31, 2014, our mortgage servicing rights had a book value of $164 million and $166 million, respectively, and were carried at the lower of cost or fair value. As of September 30, 2015, and December 31, 2014, the fair value of the mortgage servicing rights was $177 million and $179 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $12 million and $18 million on the asset as of September 30, 2015 and December 31, 2014, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of the implied volatility and spreads of a select range of interest rates, foreign exchange rates and secondary loans. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Client facilitation activities consist primarily of interest rate derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our market risk exposure. We will occasionally execute hedges against the spread that exists across the client facing trade and its offset in the market to maintain a low risk profile. In addition to the aforementioned activities, we operate a secondary loan trading desk with the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities with the intent to benefit from short term price differences.
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
Value-at-Risk Overview
    RBS market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates RBS general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). RBS General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ended September 30, 2015 and 2014, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.
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

(in millions)	For the Quarter Ended September 30, 2015				For the Quarter Ended September 30, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	1	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	—	—	—	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$1	$—	$—	$—	$1	$—
Stressed General VaR	$2	$2	$4	$2	$2	$2	$3	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$2	$—	$—	$2	$2	$3	$2
CFG Market Risk Regulatory Capital	$8				$7
CFG Specific Risk Not Modeled Add-on	5				3
CFG de Minimis Exposure Add-on	9				—
CFG Total Market Risk Regulatory Capital	$22				$10
CFG Market Risk-Weighted Assets	$272				$126

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
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ending September 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014. As of this reporting quarter we use a multiplication factor derived from our specific backtesting results and no longer that of RBS, as agreed with our banking regulators. This capital multiplier change resulted in a non-meaningful reduction of market risk capital on a pro-forma basis.
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

The following table summarizes the Company’s repurchase of common stock described above:

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

ITEM 6. EXHIBITS

4.1
Subordinated Indenture between the Registrant and the Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of Amendment No. 1 to Registration Statement on Form S-1, filed July 28, 2015)

4.2
Form of Eighth Supplemental Indenture between the Registrant and the Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Amendment No. 1 to Registration Statement on Form S-1, filed July 28, 2015)

4.3	Form of Subordinated Note (incorporated by reference herein through inclusion in Exhibit 4.3 of Amendment No. 1 to Registration Statement on Form S-1, filed July 28, 2015)

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2015.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ronald S. Ohsberg
Name: Ronald S. Ohsberg
Title: Executive Vice President & Controller
(Principal Accounting Officer and Authorized Officer)