Form 10-K
period 2015-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2016-02-26
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2015
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $8,672,625,866 (based on the June 30, 2015 closing price of
Citizens Financial Group, Inc. common shares of $27.31 as reported on the New York Stock Exchange). There were 527,811,625 shares of Registrant’s common stock ($0.01 par value) outstanding on February 1, 2016.
Documents incorporated by reference
Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2016 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CSA	Credit Support Annex
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred Tax Assets
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Full Time Equivalent

CITIZENS FINANCIAL GROUP, INC.

FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HLS	Home Lending Solutions
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
NSFR	Net Stable Funding Ratio
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
OIS	Overnight Index Swap
OTC	Over the Counter
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
REITs	Real Estate Investment Trusts
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SBO	Serviced by Others loan portfolio
SCA	Strategic Client Acquisition
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk

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

•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks;

•	Management’s ability to identify and manage these and other risks; and

•	Any failure by us to successfully replicate or replace certain functions, systems and infrastructure provided by RBS.
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

CITIZENS FINANCIAL GROUP, INC.

PART I
ITEM 1. BUSINESS
Headquartered in Providence, Rhode Island, with $138.2 billion of total assets as of December 31, 2015, we were the 13th largest retail bank holding company in the United States.(1) Our approximately 17,700 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches operating in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. Our branch banking footprint contained approximately 30 million households and 3.1 million businesses as of December 31, 2015.(1) We also maintain over 100 retail and commercial non-branch offices located both in our banking footprint and in other states and the District of Columbia largely contiguous to our footprint. We deliver a comprehensive range of retail and commercial banking products and services to more than five million individuals, institutions and companies and as of December 31, 2015 nearly 70% of our loans were to customers in our footprint and eight contiguous states where we maintain offices.
Our primary subsidiaries are CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator.
Our History
In September 2014, Citizens Financial Group (CFG: NYSE) became a publicly-traded company in the largest traditional bank IPO in U.S. history. Following three subsequent follow on equity offerings in March, July, and November of 2015, Citizens is now fully separated from RBS.
Our history dates back to High Street Bank, founded in 1828, which established Citizens Savings Bank in 1871. Citizens Savings Bank acquired a controlling interest in its founder by the 1940s, renaming the entity Citizens Trust Company. By 1981, we had grown to 29 branches in Rhode Island with approximately $1.0 billion of assets, and in 1988 we became a wholly-owned subsidiary of RBS. Over the following two decades, we grew substantially through a series of over 25 strategic bank acquisitions, which greatly expanded our footprint throughout New England and into the Mid-Atlantic and the Midwest, transforming us from a local retail bank into one of the largest retail U.S. bank holding companies.
Business Segments
We offer a broad set of banking products and services through our two operating segments — Consumer Banking and Commercial Banking — with a focus on providing local delivery and a differentiated customer experience. We seek to ensure that customers select us as their primary banking partner by taking the time to understand their banking needs and we tailor our full range of products and services accordingly.
The following table presents certain financial information for our segments:

	For the Year Ended December 31,
	2015				2014
(in millions)	Consumer Banking	Commercial Banking	Other (2)	Consolidated	Consumer Banking	Commercial Banking	Other (2)	Consolidated
Total average loans and leases and loans held for sale	$51,484	$41,593	$3,469	$96,546	$47,745	$37,683	$4,316	$89,744
Total average deposits and deposits held for sale	69,748	23,473	5,933	99,154	68,214	19,838	4,512	92,564
Net interest income	2,198	1,162	42	3,402	2,151	1,073	77	3,301
Noninterest income	910	415	97	1,422	899	429	350	1,678
Total revenue	3,108	1,577	139	4,824	3,050	1,502	427	4,979
Noninterest expense	2,456	709	94	3,259	2,513	652	227	3,392
Net income (loss)	$262	$579	($1)	$840	$182	$561	$122	$865
(1) According to SNL Financial.
(2) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets and liabilities, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014 — Loans and Leases — Non-Core Assets” in Part II, Item 7, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million through a network that as of December 31, 2015 included approximately 1,200 branches operating in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions, as well as through online, telephone and mobile banking platforms. Consumer Banking products and services include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans, wealth management and investment services.
Consumer Banking is focused on winning, expanding and retaining customers through its value proposition: “Simple. Clear. Personal.” and is committed to delivering a differentiated experience through convenience and service. We were named one of the “Most Reputable Banks” in the country, according to the American Banker/Reputation Institute Survey of Bank Reputations released in 2015, which focused on factors including products, corporate citizenship, financial performance and company leadership.
Consumer Banking accounted for $51.5 billion, or 55%, of average loans and leases (including loans held for sale) in our operating segments as of December 31, 2015 and is organized around the customer products and services as follows:
Distribution: Provides a multi-channel distribution system a workforce of approximately 7,000 branch colleagues with a network of approximately 1,200 branches, including over 340 in-store locations, as well as approximately 3,200 ATMs. Our network includes approximately 1,300 specialists covering savings and investments, lending needs and business banking. Our online and mobile capabilities offer customers the convenience of paying bills, transferring money between accounts and from person to person, in addition to a host of other everyday transactions through a robust digital platform.
Everyday Banking: Provides customers with deposit and payment products and services, including checking, savings, money market, certificates of deposit, debit cards, credit cards and overdraft protection. The business included approximately 2.2 million checking households and $53.8 billion in average deposits as of December 31, 2015.
Residential Mortgage: Our mortgage business is primarily in footprint and in select out-of-footprint states through a direct-to-consumer call center and a mortgage loan officer base of over 440 as of December 31, 2015. In October of 2015, we brought together the end-to-end mortgage business to maximize talent, strengthen our service quality front-to-back, and simplify how the business operates. Full year 2015 mortgage originations totaled $5.7 billion with a weighted average FICO score of 763 and loan-to-value of 73%.
Consumer Lending: Provides home equity, personal unsecured lines and loans, student lending, and auto finance products. Aligning these lending products enabled sales and operations synergies, sharing of best practices, and better prioritization of resources to maximize growth opportunities.
Home Equity: Offers home equity loans and home equity lines of credit. We originated $4.0 billion of HELOCs in 2015 and were ranked sixth nationally by outstanding balances as of September 30, 2015(1) and ranked in the top 5 in 8 of our top 9 markets for HELOC originations.(2)

(1) According to SNL Financial.
(2) According to Equifax as of September 30, 2015.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Student Lending: We launched the Student Lending business in 2009 and have expanded to partner with nearly 2,400 high-quality not-for-profit higher education schools in all 50 states. InSchool loan origination volume has increased from $112 million in 2010 to $387 million in 2015 with a weighted-average FICO score of 771. We launched the Education Refinance Loan (“ERL”) product in January 2014, which provides those who have entered the workforce a way to refinance or consolidate multiple existing private and federal student loans. We originated approximately $230 million ERL loans in 2014 and approximately $1.1 billion in 2015 with a weighted average FICO score of 781.
Indirect Auto Finance: Provides new and used vehicle financing to prime borrowers through a network of over 6,800 automotive dealerships in 43 states as of December 31, 2015. We implemented a new origination platform in October 2013 that has facilitated more granular credit and pricing strategies which will enable us to optimize risk-adjusted returns. The business ranked seventh nationally among regulated depository institutions by outstanding balances as of September 30, 2015(1) with 2015 origination volume of $7.0 billion with a weighted average FICO score of approximately 744.
Business Banking: Serves businesses with annual revenues of up to $25 million through a combination of branch-based employees, business banking officers and relationship managers. As of December 31, 2015, we employed a team of over 360 bankers with loans outstanding of $3.0 billion and average deposit balances of $13.3 billion.
Wealth Management: Provides a full range of advisory services to clients with an array of banking, investment and insurance products and services through a sales force which includes more than 315 financial consultants, over 160 premier bankers and 13 private banker teams. As of December 31, 2015, wealth management had approximately $6.5 billion in assets under management (including $2.4 billion of separately managed accounts) and $12.9 billion in investment brokerage assets.
Commercial Banking Segment
Commercial Banking primarily targets companies and institutions with annual revenues of $25 million to $2.5 billion and strives to be the lead bank for its clients. Commercial Banking offers a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management, foreign exchange and interest rate risk management, corporate finance and debt and equity capital markets capabilities. Commercial Banking provides “Thought Leadership” by leveraging an in-depth understanding of our clients’ and prospects’ businesses to proactively deliver compelling financial solutions with quality execution. Commercial Banking focuses each business unit in sectors that maximize its ability to be relevant and deliver value added solutions to our clients. In middle-market, this involves a business unit highly focused on our 11-state footprint. In vertical market-oriented businesses, our focus is national within our areas of expertise.
We believe our Commercial Banking segment provides a compelling value proposition based on “Thought Leadership” for clients. Results are evidenced by a fifth place ranking for client penetration and a fourth place ranking for number of lead relationships in middle-market banking within the footprint.(2)
Commercial Banking is structured along lines of business, as well as product groups. Both the Capital & Global Markets and the Treasury Solutions product groups support all lines of business. These business lines and product groups work in teams to understand and determine client needs and provide comprehensive solutions to meet those needs. New clients are acquired through a coordinated approach to the market ranging from leveraging deep industry knowledge in specialized banking groups to a geographic coverage model targeting organizations headquartered in the branch geographic footprint.

(1) According to SNL Financial.
(2) According to Greenwich Associates syndicated market research.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

    Commercial Banking accounted for $41.6 billion, or approximately 45%, of average loans and leases (including loans held for sale) in our operating segments as of December 31, 2015, and is organized as follows:

Corporate Banking: Targets domestic commercial and industrial clients, serving middle-market companies with annual gross revenues of $25 million to $500 million and mid-corporate companies with annual revenues of $500 million to $2.5 billion. The business offers a broad range of products, including lines of credit, term loans, commercial mortgages, domestic and global treasury management solutions, trade services, interest rate products and foreign exchange. Loans are extended on both a secured and unsecured basis, and are substantially all at floating rates of interest. Corporate Banking is a general lending practice, however there are specialty industry verticals addressing U.S. subsidiaries of foreign corporations, technology, government entities, healthcare, oil and gas, not-for-profit and educational institutions, professional firms, franchise finance, and business capital (asset-based lending).
Asset Finance: Offers equipment financing term loans and leases for middle-market and mid-corporate companies, as well as Fortune 500 companies. All transactions are secured by the assets financed and commitments tend to be fully drawn and most leases and loans are fixed rate. Areas of industry specialization include energy, utilities, and chemicals. The business also has expertise in financing corporate aircraft and tax- and non-tax-oriented leases for other long-lived assets such as rail cars.
Commercial Real Estate: Provides customized debt capital solutions for middle-market operators, institutional developers and investors as well as REITs. CRE provides financing for projects in the office, multi-family, industrial, retail, healthcare and hospitality sectors. Loan types include term debt, lines of credit, as well as construction financing. Most loans are secured by commercial real estate properties and are typically non-owner occupied. Owner-occupied commercial real estate is typically originated through our Corporate Banking business.
Capital & Global Markets: Delivers to clients through key product groups including Capital Markets, Corporate Finance, and Global Markets

•
Capital Markets originates, structures and underwrites multi-bank credit facilities targeting middle-market, mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structure. From 2010 through 2015, Capital Markets was involved in closing 607 lead or co-lead transactions.

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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Treasury Solutions: Supports all lines of business in Commercial Banking and Business Banking with treasury management solutions, including domestic and international cash management, commercial credit cards and trade finance. Treasury Solutions provides products to solve client needs related to receivables, payables, information reporting and liquidity management. Treasury Solutions serves small business banking clients (up to $500,000 annual revenue) up to large mid-corporate clients (over $2.5 billion annual revenue).
Our Competitive Strengths
Our long operating history, through a range of challenging economic cycles, forms the basis of our competitive strengths. From our community bank roots, we bring a commitment to strong customer relationships, local service and an active involvement in the communities we serve. Our acquisitions enabled us to develop significant scale in highly desirable markets and broad product capabilities. The actions taken since the global financial crisis have resulted in a business model with solid asset quality, a stable core deposit mix and a superior capital position. In particular, we believe that the following strengths differentiate us from our competitors and provide a strong foundation from which to execute our strategy to deliver enhanced growth, profitability and returns.

•
Significant Scale with Strong Market Penetration in Attractive Geographic Markets: We believe our market share and scale in our footprint is central to our success and growth. With approximately 1,200 branches, approximately 3,200 ATMs, approximately 17,700 colleagues, and over 100 non-branch offices as well as our online, telephone and mobile banking platforms, we serve more than five million individuals, institutions and companies. As of June 30, 2015, we ranked second by deposit market share in the New England region (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island and Connecticut), and we ranked in the top five in nine of our key MSAs, including Boston, Providence, Philadelphia, Pittsburgh and Cleveland.(1) We believe this strong market share in our core regions, which have relatively diverse economies and affluent demographics, will help us achieve our long-term growth objectives.

The following table sets forth information regarding our competitive position in our principal MSAs:

(dollars in millions)
MSA	Total Branches	Deposits	Market Rank	Market Share
Boston, MA	204	$29,167	2	15.5%
Philadelphia, PA	186	16,642	5	5.2
Providence, RI	100	11,065	1	29.8
Pittsburgh, PA	127	9,375	2	9.6
Cleveland, OH	57	5,698	3	8.9
Detroit, MI	90	4,768	8	4.1
Manchester, NH	21	4,639	1	38.3
Albany, NY	25	2,660	2	12.7
Buffalo, NY	41	1,706	4	4.3
Rochester, NY	34	1,578	5	9.5
Source: FDIC, June 2015. Excludes “non-retail banks” as defined by SNL Financial. The scope of “non-retail banks” is subject to the discretion of SNL Financial, but typically includes: industrial bank and non-depository trust charters, institutions with over 20% brokered deposits (of total deposits), institutions with over 20% credit card loans (of total loans), institutions deemed not to broadly participate in the banking services market, and other nonretail competitor banks.

•
Strong Customer Relationships: We focus on building strong customer relationships by delivering a consistent, high-quality level of service supported by a wide range of products and services. We believe that we provide a distinctive customer experience characterized by offering the personal touch of a local bank with the product selection of a larger financial institution. Our Consumer Banking cross-sell efforts have improved to 5.1 products and services per retail household as of December 31, 2015 compared to 4.4 products and services as of December 31, 2010. Additionally, the overall customer satisfaction index continued to improve in the New England region (up 1% from 2014 to 2015).(2) In addition, we maintained our top 10 ranking in the overall national middle market bookrunner league table (by number of syndicated loans) for the full year 2015(3) and received a number 1 rank in our Net Promoter Score compared to the top four competitors in our footprint based on rolling four-quarter data through September 30, 2015.(1) Net Promoter Score is a customer loyalty metric, which is calculated by subtracting the percentage of customers who on a scale of 1-10 are detractors (rating 0-6) from the percentage of customers who are promoters (rating 9-10).

(1) According to Greenwich Associates syndicated market research.
(2) As measured by J.D. Power and Associates.
(3) According to Thomson Reuters.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•
Experienced Management Team Supported by a High-Performing and Talented Workforce: Our leadership team of seasoned industry professionals is supported by a highly motivated, diverse set of managers and employees committed to delivering a strong customer value proposition. Our highly experienced and talented executive management team, whose members have more than 20 years of banking experience on average, provides strong leadership to deliver on our overall business objectives. Bruce Van Saun, our Chairman and CEO, has more than 30 years of financial services experience including four years as RBS Finance Director. Earlier in his career, Mr. Van Saun held a number of senior positions at The Bank of New York Mellon, Deutsche Bank, Wasserstein Perella Group and Kidder Peabody & Co. We continued to attract top talent throughout 2015. Don McCree recently joined the bank as our Vice Chairman and Head of Commercial Banking, and Eric Aboaf became our Chief Financial Officer. Mr. McCree previously served in a number of senior leadership positions over the course of 31 years at JPMorgan Chase & Co., and Mr. Aboaf most recently held the role of global Treasurer at Citigroup Inc. In addition, we have also hired new leadership in our mortgage and wealth businesses to drive growth in those key areas.

•
Stable, Low-Cost Core Deposit Base: We have a strong funding profile, with $102.5 billion of total deposits as of December 31, 2015, consisting of 27% in noninterest-bearing deposits and 73% in interest-bearing deposits. Noninterest-bearing deposits provide a lower-cost funding base, and we grew this base to $27.6 billion at December 31, 2015, up 40% from $19.7 billion at December 31, 2010. For the year ended December 31, 2015, our total average cost of deposits was 0.24%, up from 0.17% for the year ended December 31, 2014, 0.23% for the year ended December 31, 2013, 0.40% for the year ended December 31, 2012 and 0.54% for the year ended December 31, 2011.

•
Superior Capital Position: We are among the most well capitalized large regional banks in the United States, with a CET1 ratio of 11.7% as of December 31, 2015 compared to a peer average of 10.4%(1) as of December 31, 2015. Our strong capital position provides us the financial flexibility to continue to invest in our businesses and execute our strategic growth initiatives. Through recent capital optimization efforts, we have sought to better align our capital base with that of our peers banks by reducing our common equity Tier 1 capital and increasing other Tier 1 and Tier 2 capital levels. We continued our capital optimization strategy in 2015 by repurchasing $500 million of common stock funded by the issuance of $250 million of preferred stock and $250 million of subordinated debt.

•
Solid Asset Quality Throughout a Range of Credit Cycles: Our experienced credit risk professionals and prudent credit culture, combined with centralized processes and consistent underwriting standards across all business lines, have allowed us to maintain strong asset quality through a variety of business cycles. As a result, we weathered the global financial crisis better than our peers: for the two-year period ending December 31, 2009, net charge-offs averaged 1.63% of average loans compared to a peer average of 1.76%.(1) More recently, the credit quality of our loan portfolio has continued to improve with nonperforming assets as a percentage of total assets of 0.80% at December 31, 2015 compared to 0.86% and 1.20% as of December 31, 2014 and 2013, respectively. Net charge-offs declined substantially to 0.30% of average loans in 2015 versus 0.36% in 2014. Our ALLL was 1.23% of total loans at December 31, 2015 compared with 1.28% as of December 31, 2014. We believe the high quality of our loan portfolio provides us with capacity to prudently seek to add more attractive, higher yielding risk-adjusted returns while still maintaining appropriate risk discipline and solid asset quality.

•
Commitment to Communities: Community involvement is one of our principal values and we strive to contribute to a better quality of life by serving the communities across our footprint through employee volunteer efforts, a foundation that funds a range of non-profit organizations and executives that provide board leadership to community organizations. These efforts contribute to a culture that seeks to promote positive employee morale and provide differentiated brand awareness in the community relative to peer banks, while also making a positive difference within the communities we serve. Employees gave more than 70,000 volunteer hours in 2015 and also served on over 550 community boards across our footprint. We believe our strong commitment to our communities provides a competitive advantage by strengthening customer relationships and increasing loyalty.

Business Strategy
Building on our core strengths, our objective is to be a top-performing bank that delivers well for each of our stakeholders by offering the best possible banking experience for customers. We plan to achieve this by leveraging our strong customer relationships, leading market share rankings in attractive markets, customer-centric colleagues, and our high quality balance sheet.
Our strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability. As a core measure of success, our medium-term financial targets include a ROTCE ratio of greater than 10% and an efficiency ratio in the 60% range. Our financial targets are based on numerous assumptions including the yield curve evolving consistent with market implied forward rates and that macroeconomic and competitive conditions are consistent with those used in our planning assumptions.
(1) According to SNL Financial.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

While our strategic plan and our ROTCE target and its components are presented with numerical specificity and we believe such targets to be reasonable given the uncertainties surrounding our assumptions, there are significant risks that these assumptions may not be realized and thus our goals may not be achieved. Accordingly, our actual results may differ from these targets and the differences may be material and adverse, particularly if actual events adversely differ from one or more of our key assumptions. We caution investors not to place undue reliance on any of these assumptions or targets.
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

•	Deliver attractive risk-adjusted returns by making good capital and resource allocation decisions, being good stewards of our resources, and rigorously evaluating our execution.

•	Operate with a strong balance sheet with regards to capital, liquidity and funding, coupled with a well-defined and prudent risk appetite.

•	Maintain a balanced business mix between Commercial Banking and Consumer Banking.

•	Position the bank as a ‘community leader’ that makes a positive impact on the communities and local economies we serve.
In order to successfully execute on these principles, we have developed the following strategic priorities, each of which are underpinned by a series of initiatives as summarized below. We have made solid progress on our strategic priorities and the underlying initiatives over the past year, due primarily to the strength of our business model, management team, culture of accountability and risk management.
Position Consumer Banking to deliver improved capabilities and profitability: Consumer Banking offers a “Simple. Clear. Personal.” value proposition to our customers. The focus is on building strong customer relationships along with a robust product portfolio that is designed to be simple and easy to understand while creating a fair value exchange for our customers. The following initiatives are being implemented to execute against our value proposition:

•
Re-energize household growth and deepen relationships— We strive to grow and deepen existing customer relationships by delivering a differentiated customer experience. We believe this approach will enable us to win, retain and expand customer relationships, as well as increase cross-sell and share of wallet penetration. We will also continue to invest in our online and mobile channels and optimize our distribution network. We recently launched an effort to improve multi-channel sales effectiveness, with the goal of deepening customer relationships using a needs based approach (“Citizens Checkup”).

•
Expand and enhance Wealth Management— We view our wealth management business as an opportunity for continued growth and as vital to deepening the customer relationship and improving fee income generation.

•
Build a strong Residential Mortgage business— Recognizing the critical importance of the mortgage product to the customer experience and relationship, we are building out our mortgage team and platform to achieve a solid market share position and generate consistent origination volumes. We are focused on improving penetration with our existing customer base and increasing our origination mix of conforming loans.

•
Drive growth in Student Lending and installment loans— We have identified the underserved private student lending market as an attractive source of risk-adjusted revenue growth. We are well-positioned for growth in student lending with a unique education refinance product that serves a critical borrower need. We also have strong expertise in unsecured based lending based on a partnership with Apple.

•
Invest in and grow Business Banking— We have recognized that strengthening efforts in the business banking market is critical to grow profitable relationships and drive scalable growth of the franchise. We view this as an important source for loans, deposits, and cash management revenue.

•
Optimize indirect Auto business— Our auto initiative supports diversification of revenue generation outside of our traditional retail distribution channels. We continue to optimize this business through prudent expansion of originations across a broader credit spectrum to include predominantly prime borrowers and enhancing our pricing strategy to price loans in more granular ways (e.g., vehicle type, geography).

These initiatives have already resulted in a stronger Consumer franchise in 2015, highlighted by net checking account growth of approximately 28,000 and nearly 2.2 million checking households. Additionally, Consumer Banking average loans and leases of $51.5 billion for the year ended December 31, 2015 grew $3.7 billion, or 8%, from the year ended December 31, 2014.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Continue the momentum in Commercial Banking: We continue to see further build-out of the Commercial Banking business as critical to achieving a balanced business mix, and consequently have grown the contribution of Commercial loans to be 45% of operating segment loans. The initiatives below have enabled the Commercial Banking business to continue its positive momentum while building upon existing strengths to further develop the “Thought Leadership” value proposition.

•
Strengthen Middle Market— We are continuing to build on our strong core relationships and capabilities in the middle market, which will drive client growth and better share of wallet penetration. In 2015, we improved customer pricing and cross-sell efforts through enhanced pricing calculators and customer analytics.

•
Build out Mid-Corporate and Industry Verticals— Since the third quarter of 2013, we have been building capabilities nationally in the mid-corporate space, which is focused on serving larger, mostly public clients with annual revenue of more than $500 million. The geographic expansion has been selective and in markets where our established expertise and product capabilities can be relevant. We have focused our growth on specialty verticals where we can leverage industry expertise (e.g., Healthcare, Technology, Oil and Gas).

•
Development of Capital & Global Markets— We are strengthening capabilities in Capital Markets to provide comprehensive solutions to meet client needs, including building an institutional sales capability, loan trading desk, broker-dealer, and fixed income capabilities.

•
Build out Treasury Solutions— We have made investments to upgrade our Treasury Solutions systems and products while also strengthening the leadership team to better meet client needs and diversifying the revenue base into other noninterest income areas. In 2015, we better aligned our Treasury Services pricing to the market, allowing us to continue to invest in our products and capabilities.

•
Leverage Franchise Finance capabilities with credibility— We are a top provider of capital to leading franchisees from concepts including McDonald’s, Taco Bell, Dunkin’ Donuts, Buffalo Wild Wings, Wendy’s and Applebee’s. We are also broadening our target market to focus on regional restaurant operating companies and expanding penetration of gas station and convenience dealers.

•
Optimize Commercial Real Estate— New product and market investments we’ve made in CRE have improved asset and return growth in recent years. We will continue to grow our CRE business, while prudently balancing market and product risk with portfolio growth.

•
Reposition Asset Finance— We are repositioning our asset finance business to focus on cross-sell referrals from our Middle Market and Mid-Corporate businesses (while in the past we leveraged referrals from RBS). In addition, we are focusing on industries and collaterals where we have expertise including trucking, rail, construction, and renewable energy. These moves are designed to improve returns, while focusing on areas where we have demonstrated a strong balance of risk and returns.

The Commercial Banking business has continued to display solid financial results and executed well on these initiatives with loan portfolio growth of $3.9 billion, or 10%, year-over-year along with strong deposit growth as average deposits increased $3.6 billion in 2015, or 18%, compared to the average level of deposits for 2014.
Grow the balance sheet to build scale and better leverage our cost base and infrastructure: We have a scalable operating platform that has the capacity to accommodate a significantly larger balance sheet than our current size. Prior to the global financial crisis, we had expanded to nearly $170 billion in assets which was then intentionally contracted in order to reposition the bank and strengthen our business profile through the run off of non-core assets and reduced dependency on wholesale funding.
Over the past year, we have begun to grow the consolidated balance sheet again, through organic growth and selective portfolio purchases:

•	Total assets increased $5.4 billion to $138.2 billion at December 31, 2015, or 4%, compared to December 31, 2014;

•
Loans and leases (excluding loans and leases held for sale) increased by $5.6 billion, or 6%, from December 31, 2014, reflecting a $3.0 billion increase in commercial and a $2.6 billion increase in retail loans; and

•	Total deposits (excluding deposits held for sale) increased $6.8 billion, or 7%, compared with December 31, 2014, driven by growth in money market, demand, and regular savings.
Balance sheet expansion is critical to executing on our strategic priority of enhancing our return profile and efficiency by better leveraging our existing capital position, infrastructure and expense base.
Develop a high-performing, customer-centric organization and culture: In the midst of an evolving and challenging business environment, we are focused on delivering the best possible banking experience through our colleagues. As such, we strive to ensure that managers and colleagues are customer centric, have a commitment to excellence and live the values and credo every day. To further strengthen the organization’s health, we have embarked on initiatives focused on recruiting, talent management, succession planning, leadership development, organizational structure and incentives.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Continue to embed risk management throughout the organization and build strong relationships with regulators: We remain committed to embedding a comprehensive enterprise risk management program across key management areas. We continued to strengthen our capabilities by fully developing policies and risk appetite, frameworks and standards, clearly articulating roles and responsibilities across all lines of defense, and enabling a culture that reinforces and rewards risk-based behaviors.
Focus on Improved Efficiency and Disciplined Expense Management: We believe that our focus on operational efficiency is critical to our profitability and ability to reinvest in the franchise. We launched an initiative in late 2014 designed to improve the effectiveness, efficiency, and competitiveness of the franchise (“Project Top”). Reflecting our ability to execute, Project Top has achieved approximately $200 million of run-rate expense savings by the end of 2015. As part of our continuous improvement efforts, we began executing on the second phase of efficiency improvements as part of Project Top 2. As part of Project Top 2, there are several efficiency initiatives that focus on improving our operations and better discipline around our third party spend.
Our strategic initiatives are focused on the fundamentals of growing customers, relationships, loans, deposits, total revenue and overall profitability. While the above priorities are designed to enhance performance over the long-term, successful execution to date has resulted in improved financial performance in 2015, as highlighted below:

•
Net income of $871 million in 2015 (excluding after-tax restructuring charges and special items of $31 million) increased 10% compared to $790 million in 2014 (excluding a net $180 million after-tax gain related to the Chicago Divestiture and $105 million after-tax restructuring charges and special noninterest expense items);

•	Net interest margin of 2.75% in 2015 was down eight basis points from 2014 due to the continued effect of the low interest rate environment;

•	Credit quality continued to improve with net charge-offs declining to 0.30% of average loans in 2015 compared to 0.36% of average loans in 2014; and

•	ROTCE (excluding restructuring charges and special items) of 6.69% in 2015 increased 56 basis points from 6.13% in 2014.
The adjusted results above are not recognized under GAAP. For more information on the computation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures” in Part II, Item 7, included elsewhere in this report.
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
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that have a significant presence in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheet. We compete on a number of factors including, among others, customer service, quality of execution, range of products offered, price and reputation.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks, trade names and logos are important to the success of our business. We own and license a variety of trademarks, service marks, trade names, logos and pending registrations and are spending significant resources to develop our stand-alone brands. In connection with our initial public offering, we entered into a trademark license agreement, pursuant to which we were granted a limited license to use certain RBS trademarks (including the daisywheel logo) for an initial term of five years and, at our option, up to 10 years. The trademark license agreement was partially terminated in 2015, in connection with RBS’s exit of its ownership interest in our common stock. As part of the partial termination, we were required to remove the “RBS” brand name from our products and services, which we completed in the third quarter of 2015. Under the agreement, we lose the right to use the “RBS” acronym in connection with the marketing of any product or service as we rebrand and cease using the RBS brand in connection with such product or service, subject to certain limited exceptions. We have changed the legal names of substantially all of our subsidiaries that included “RBS” and have rebranded CFG and our banking subsidiaries.
Information Technology Systems
We have recently made and continue to make significant investments in our information technology systems for our banking, lending and cash management activities. We believe this is a necessary investment in order to offer new products and improve our overall customer experiences, as well as to provide scale for future growth and acquisitions. The technology investments include replacing systems that support our branch tellers, commercial loans, automobile loans and treasury solutions. Additional investments that are in process include creating an enterprise data warehouse to capture and manage data to better understand our customers, identify our capital requirements and support regulatory reporting and a new mortgage system for our home lending solutions business.
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
The Dodd-Frank Act, and the rules that followed restructured the financial regulatory regime in the United States. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, regulation of derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage-lending practices. Various provisions of the Dodd-Frank Act continue to require the issuance of implementing regulations, making it difficult to anticipate the ultimate overall impact to us, our subsidiaries or the financial industry more generally. Although the overall impact cannot be predicted with any degree of certainty, the Dodd-Frank Act will affect us across a wide range of areas.
As a general matter, the federal banking agencies (the FRB, the OCC and the FDIC) as well as the CFPB are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities, including in connection with enforcement matters. We, our two banking subsidiaries and our products and services are all subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations and face significant challenges in meeting them. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.
General
CFG is a bank holding company under the Bank Holding Company Act of 1956 (“Bank Holding Company Act”). We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. We are subject to regulation, supervision and examination by the FRB, including through the Federal Reserve Bank of Boston. The FRB serves as the primary regulator of our consolidated organization.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•	Enjoin “unsafe or unsound” practices;

•	Require affirmative actions to correct any violation or practice;

•	Issue administrative orders that can be judicially enforced and could result in disqualifications from certain activities;

•	Direct increases in capital;

•	Direct the sale of subsidiaries or other assets;

•	Limit dividends and distributions;

•	Restrict growth;

•	Assess civil monetary penalties and require restitution to injured parties;

•	Remove officers and directors; and

•	Terminate deposit insurance.
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
Financial Holding Company Regulation
GLBA permits a qualifying bank holding company to become a financial holding company. Financial holding companies may engage in a broader range of activities than those permitted for a bank holding company, which are limited to (i) banking, managing or controlling banks, (ii) furnishing services to or performing services for subsidiaries and (iii) activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. GLBA broadens the scope of permissible activities for financial holding companies to include, among other things, securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB declares unilaterally to be “complementary” to financial activities. In addition, a financial holding company may conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.
We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and its banking subsidiaries must remain well capitalized and well managed, and maintain a CRA rating of at least “Satisfactory.” If a financial holding company ceases to meet these requirements, the FRBs regulations provide that we must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company and may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, the FRB may require divestiture of the financial holding company’s depository institutions. Failure to satisfy the financial holding company requirements could also result in loss of financial holding company status. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state. In addition, if any insured depository institution subsidiary of a financial holding company fails to maintain at least a “satisfactory” rating under the Community Reinvestment Act, the financial holding company would be subject to similar activities restrictions.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

On March 13, 2014, the OCC determined that CBNA no longer meets the condition to own a financial subsidiary - namely that CBNA must be both well capitalized and well managed. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. CBNA has entered into an agreement with the OCC (the “OCC Agreement”) pursuant to which the Company has developed and submitted to the OCC a remediation plan, that sets forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary. CBNA has made substantial progress toward completing those actions. However, until the plan has been completed to the OCC’s satisfaction, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.
Separately, our bank subsidiaries, either together or separately, are also making improvements to their compliance management systems, fair lending compliance, risk management, identity theft and debt cancellation add-on product practices, overdraft fees and deposit reconciliation practices, mortgage servicing, third-party payment processor activities, oversight of third-party providers, consumer compliance program, policies, procedures and training, information security, consumer complaints process and anti-money laundering controls in order to address deficiencies in those areas. These efforts require us to make investments in additional resources and systems and also require a significant commitment of managerial time and attention.
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
Standards for Safety and Soundness
The FDIA requires the FRB, OCC and FDIC to prescribe operational and managerial standards for all insured depository institutions, including CBNA and CBPA. The agencies have adopted regulations and interagency guidelines which set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Under Section 616 of the Dodd-Frank Act, which codifies the FRB’s long-standing “source of strength” doctrine, any bank holding company that controls an insured depository institution must serve as a source of financial and managerial strength for its depository institution subsidiary. The statute defines “source of financial strength” as the ability to provide financial assistance in the event of the financial distress at the insured depository institution. The FRB may require a bank holding company to provide such support at times when it may not have the financial resources to do so or when doing so is not otherwise in the interests of CFG or its shareholders or creditors.
CBPA is also subject to supervision by the PA Banking Department. The PA Banking Department may order any Pennsylvania-chartered savings bank to discontinue any violation of law or unsafe or unsound business practice. It may also order the termination of any trustee, officer, attorney or employee of a savings bank engaged in objectionable activity.
Dividends
Various federal and state statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay. Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may be paid only to the extent that retained net profits (as defined and interpreted by regulation), including the portion transferred to surplus, exceed bad debts (as defined by regulation). CBNA is currently required to seek the OCC’s approval prior to paying any dividends to us. Federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. Under Pennsylvania law, CBPA may declare and pay dividends only out of accumulated net earnings and only if (i) any required transfer to surplus has been made prior to declaration of the dividend and (ii) payment of the dividend will not reduce surplus.
Furthermore, with respect to both CBNA and CBPA, if, in the opinion of the applicable federal regulatory agency, either is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that such bank cease and desist from

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

such practice. The OCC and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would reduce a depository institution’s capital to an inadequate level. The banking agencies have significant discretion to limit or even preclude dividends, even if the statutory quantitative thresholds are satisfied.
Supervisory stress tests conducted by the FRB in connection with its annual CCAR process, discussed in greater detail below, affect our ability to make capital distributions. As part of the CCAR process, the FRB evaluates institutions’ capital adequacy and internal capital adequacy assessment processes to ensure that they have sufficient capital to continue operations during periods of economic and financial stress. The FRB must approve any planned distribution of capital in connection with the CCAR process.
In March 2015, the FRBG assessed our current capital plan as submitted and documented under the CCAR process and raised no objection to the plan. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which we may declare dividends and repurchase shares of our common stock through June 30, 2016 are governed by our 2015 capital plan, subject to actual financial performance and ongoing compliance with internal governance and all other regulatory requirements. The payment of dividends after June 30, 2016 will be subject to FRB objection or non-objection to our 2016 capital plan to be filed by April 5, 2016.
In addition, under the U.S. Basel III capital framework (described further below), the ability of banks and bank holding companies to pay dividends and make other forms of capital distribution will also depend on their ability to maintain a sufficient capital conservation buffer above minimum risk-based ratio requirements that is composed entirely of CET1 capital. The capital conservation buffer requirements began phasing in on January 1, 2016. The ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which still require final implementing rules to become effective. In addition, the FRB generally limits a bank holding company’s ability to make quarterly capital distributions — that is, dividends and share repurchases — commencing April 1, 2015 if the amount of the bank’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank had indicated in its submitted capital plan as to which it received a non-objection from the FRB, subject to certain qualifications and exceptions.
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. The FDIA imposes no such restrictions on a bank that is “well-capitalized.”
     The FDIA requires CBNA and CBPA to pay deposit insurance assessments. Deposit insurance assessments are based on average consolidated total assets, less average tangible equity and various other regulatory factors included in an FDIC assessment scorecard. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the DIF. The minimum reserve ratio is currently 2%, and the FDIC is free to increase this ratio in the future. In October 2015, the FDIC issued a proposed rule that would increase the reserve ratio for the Deposit Insurance Fund to 1.35% of total insured deposits. The proposed rule would impose a surcharge on the assessments of larger depository institutions, beginning the quarter after the reserve ratio first reaches or exceeds 1.15% and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the proposed rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC would impose a shortfall assessment on larger depository institutions. This may result in increased costs for CBNA and CBPA.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Because of the uncertainty as to the outcome of the FDIC's proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.
Under the FDIA, banks may also be held liable by the FDIC for certain losses incurred, or reasonably expected to be incurred, by the DIF. Either CBNA and CBPA may be liable for losses caused by the other’s default and also may be liable for any assistance provided by the FDIC to the other if it is in danger of default.
Capital
We must comply with capital adequacy standards established by the FRB. CBNA and CBPA must comply with similar capital adequacy standards established by the OCC and FDIC, respectively. We currently have capital in excess of the “well-capitalized” standards described below. For more detail on our regulatory capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” in Part II, Item 7, included elsewhere in this report.
In July 2013, the FRB, OCC and FDIC issued the U.S. Basel III final rules. The rules implement the Basel Committee on Banking Supervision’s Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rules substantially revised the risk-based capital and leverage requirements applicable to bank holding companies and their insured depository institution subsidiaries, including CBNA and CBPA. The U.S. Basel III final rules became effective for CFG and its depository institution subsidiaries, including CBNA and CBPA, on January 1, 2015 (subject to a phase-in period for certain provisions).
The U.S. Basel III final rules, among other things, (i) introduced a new capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/ adjustments to capital as compared to existing regulations. Under the U.S. Basel III final rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The U.S. Basel III final rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased in on January 1, 2019, the U.S. Basel III final rules will require CFG, CBNA and CBPA to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.
The U.S. Basel III final rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
The U.S. Basel III final rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to CBNA and CBPA, the U.S. Basel III final rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed above in “Federal Deposit Insurance Act.”
Liquidity Standards
Historically, the FRB had evaluated our liquidity as part of the supervisory process, without required formulaic measures. Liquidity risk management and supervision have become increasingly important since the financial crisis. In September 2014, the FRB, OCC and FDIC issued a final rule to implement the Basel III-based U.S. LCR, which is a quantitative liquidity metric

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. The LCR rule, as adopted, applies in its most comprehensive form only to advanced approaches bank holding companies and depository institutions subsidiaries of such bank holding companies and, in a modified form, to bank holding companies having $50 billion or more in total consolidated assets such as CFG. The modified version of the LCR differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. The rule is currently being phased in with 90% compliance required on January 1, 2016 and 100% compliance required on January 1, 2017. We are required to calculate our LCR on a monthly basis. If a covered company fails to meet the required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. Under a rule proposed by the FRB in November 2015, we would be required to disclose publicly information about certain components of our LCR beginning January 1, 2018. At December 31, 2015, our LCR was above the January 1, 2016 requirement of 90%.
The Basel Committee also has finalized its NSFR, a quantitative liquidity metric designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel committee finalized its formulation of the NSFR in 2014 contemplating a January 1, 2018 effective date, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply.
In addition, under the Dodd-Frank Act, the FRB has implemented enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets. See “—Enhanced Prudential Standards.” These regulations will require us to conduct regular liquidity stress testing over various time horizons and to maintain a buffer of higher liquid assets sufficient to cover expected net cash outflows and projected loss or impairment of funding sources for a short-term liquidity stress scenario. This liquidity buffer requirement is designed to complement the Basel III-based U.S. LCR.
     Capital Planning and Stress Testing Requirements
Bank holding companies with $50 billion or more in total consolidated assets, such as CFG, are required to develop and maintain a capital plan, and to submit the capital plan to the FRB for review under its CCAR process. CCAR is designed to evaluate the capital adequacy, capital adequacy process and planned capital distributions, such as dividend payments and common stock repurchases, of a bank holding company subject to CCAR. As part of CCAR, the FRB evaluates whether a bank holding company has sufficient capital to continue operations under various scenarios of economic and financial market stress (both bank holding company- and FRB- developed, including an “adverse” and “severely adverse” stress scenario developed by the Federal Reserve). The FRB will also evaluate whether the bank holding company has robust, forward-looking capital planning processes that account for its unique risks.
The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan). The FRB has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the FRB. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the FRB’s non-objection to our capital plan under both quantitative and qualitative tests. Should the FRB object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions that the FRB has indicated non-objection to in writing. Beginning in 2016, participating firms are required to submit their capital plans and stress testing results to the FRB on or before April 5 of each year, instead of on or before January 5 of each year under the prior rules.
The FRB is expected to publish the decisions for all the bank holding companies participating in CCAR 2016, including the reasons for any objection to capital plans, by June 30, 2016. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the FRB’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.
The FRB recently amended its capital planning and stress testing rules to, among other things, generally limit our ability to make quarterly capital distributions - that is, dividends and share repurchases - commencing July 1, 2016 if the amount of our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we had indicated in our submitted capital plan as to which we receive a non-objection from the FRB.
Due to the importance and intensity of the stress tests and the CCAR process, we have dedicated significant resources to comply with stress testing and capital planning requirements and expect to continue to do so in the future.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Final Regulations Under the Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act, both subject to certain limited exceptions. The statutory provision is commonly called the “Volcker Rule.” In December 2013, the FRB, OCC, FDIC, the SEC and the Commodity Futures Trading Commission issued final rules to implement the Volcker Rule. On December 18, 2014, the FRB issued an order extending the Volcker Rule’s conformance period until July 21, 2016, for investments in and relationships with “covered funds” and certain foreign funds that were in place on or prior to December 31, 2013. Subject to these extensions, we had until July 2015 to comply with other provisions of the Volcker Rule. These Volcker Rule prohibitions are expected to impact the ability of U.S. banking organizations to provide investment management products and services that are competitive with non-banking firms generally and with non-U.S. banking organizations in overseas markets. The Volcker Rule would also effectively prohibit short-term trading strategies by any U.S. banking organization if those strategies do not fall under the limited exceptions, such as the exceptions for market making-related activities and risk-mitigating hedging.
Resolution Plans
FRB and FDIC regulations require a bank holding company with more than $50 billion in assets to annually submit a resolution plan that explains the company’s strategy, in the event of material financial distress or failure, for rapid, orderly and systemically safe resolution. If the FRB and the FDIC jointly determine that the resolution plan of a bank holding company is not credible, and the company fails to cure the deficiencies in a timely manner, then the FRB and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of certain assets or operations. Because RBS no longer controls us for bank regulatory purposes, we will separately file our own bank holding company resolution plan with the FRB and FDIC in accordance with their regulations, including required timelines.
In addition, an insured depository institution with more than $50 billion in assets, including CBNA, must submit to the FDIC a resolution plan that explains how that institution could be resolved in a manner that is orderly and that ensures that depositors will receive access to insured funds within certain required timeframes. On December 23, 2015, we submitted our resolution plan for CBNA to the FDIC.
Enhanced Prudential Standards
The Dodd-Frank Act requires the FRB to impose liquidity, single counterparty credit limits, risk management and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including us. Since January 1, 2015, the enhanced prudential standards implemented by the FRB, have required subject bank holding companies to comply with enhanced liquidity and overall risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. The final rules also established certain requirements and responsibilities for our risk committee and mandates certain risk management standards. Although the liquidity buffer under these rules has some similarities to the LCR (and is described by the agencies as complementary to the LCR), it is a separate requirement that is in addition to the LCR. Final rules on single counterparty credit limits and an early remediation framework have not yet been promulgated.
     Heightened Risk Governance Standards
In September 2014, the OCC finalized guidelines that establish heightened standards for large national banks with average total consolidated assets of $50 billion or more, including CBNA. The guidelines set forth minimum standards for the design and implementation of a bank’s risk governance framework, and minimum standards for oversight of that framework by a bank’s board of directors. The guidelines are an extension of the OCC’s “heightened expectations” for large banks that the OCC began informally communicating to certain banks in 2010. The guidelines are intended to protect the safety and soundness of covered banks and improve bank examiners’ ability to assess compliance with the OCC’s expectations. Under the guidelines, a bank could use certain components of its parent company’s risk governance framework, but the framework must ensure that the bank’s risk profile is easily distinguished and separate from the parent for risk management and supervisory purposes. A bank’s board of directors is required to have two members who are independent of the bank and parent company management. A bank’s board of directors is responsible for ensuring that the risk governance framework meets the standards in the guidelines, providing active oversight and a credible challenge to management’s recommendations and decisions and ensuring that the parent company decisions do not jeopardize the safety and soundness of the bank.
Protection of Customer Personal Information and Cybersecurity
The privacy provisions of GLBA generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

opportunity to opt out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes. Both the Fair Credit Reporting Act and Regulation V, issued by the FRB, govern the use and provision of information to consumer reporting agencies.
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.
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
Community Reinvestment Act Requirements
The CRA requires the banking agencies to evaluate the record of us and our banking subsidiaries in meeting the credit needs of our local communities, including low and moderate income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s assessment of the institution’s record is made available to the public. These evaluations are also considered in evaluating mergers, acquisitions and applications to open a branch or facility and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. We received a rating of “satisfactory” in our most-recent CRA evaluation.
Rules Affecting Debit Card Interchange Fees
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.
Consumer Financial Protection Regulations
The retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	Federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of various prohibited factors in extending credit;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
Service Members Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.

Deposit operations also are subject to, among others:

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•	Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;

•	Expected Funds Availability Act and Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

•
Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
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
The consumer protection provisions of the Dodd-Frank Act, including the transfer of much of the rulemaking, supervision and enforcement authority under various consumer financial laws to the CFPB, and the CFPB’s subsequent regulatory, supervisory, and enforcement activity have created a more intense and complex environment for consumer finance regulation. The CFPB is authorized to, among other things, engage in consumer financial education, monitor consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. We expect increased oversight of financial services products by the CFPB, which are likely to affect our operations. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It also could result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.
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
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

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
In addition, the Dodd-Frank Act contains provisions that may cause us to reduce the amount of our commercial real estate lending and increase the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. The banking agencies and other federal agencies have jointly promulgated a final rule to implement these requirements.
Transactions with Affiliates and Insiders
A variety of legal limitations restrict us from lending money to, borrowing money from, or in some cases transacting business with CBNA and CBPA. Among such restrictions to which we are subject are Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W. Section 23A places limits on certain specified “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with affiliates, as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Also, a bank is prohibited from purchasing low-quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. The Federal Reserve has not yet issued regulations to implement Section 608.
     Section 23B prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies. Except for limitations on low-quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates. Transactions between a bank and any of its subsidiaries that are engaged in certain financial activities may be subject to the affiliated transaction limits. The FRB also may designate banking subsidiaries as affiliates.
Pursuant to FRB Regulation O, we are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of our Board.
Anti-Money Laundering
The USA PATRIOT Act, enacted in 2001 and renewed in 2006, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

The USA PATRIOT Act also provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) promulgating rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) requiring reports by non-financial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
In addition, the Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. We can be requested to search our records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions.
Office of Foreign Assets Control Regulation
OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.
     Other Regulatory Matters
We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, our and our banking subsidiaries’ respective regulators may advise us or our banking subsidiaries to operate under various restrictions as a prudential matter. We and our subsidiaries have from time to time received requests for information from regulatory authorities at the federal and state level, including from state insurance commissions, state attorneys general, federal agencies or law enforcement authorities, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.
In order to remedy certain weaknesses, including the weaknesses cited by the FRB in relation to our capital planning processes and the weaknesses we are working to remedy pursuant to the OCC and FDIC consent orders, and meet our significant regulatory and supervisory challenges, we believe we need to make substantial improvements to our processes, systems and controls. See Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report. We expect to continue to dedicate significant resources and managerial time and attention and to make significant investments in enhanced processes, systems and controls. This in turn may increase our operational costs and limit our ability to implement aspects of our strategic plan or otherwise pursue certain business opportunities. We also expect to make restitution payments to our banking subsidiaries’ customers, which could be significant, arising from certain customer compliance deficiencies and may be required to pay civil money penalties in connection with certain of these deficiencies. We have established reserves in respect of these future payments, but the amounts that we are ultimately obligated to pay could be in excess of our reserves. Moreover, if we are unsuccessful in remedying these weaknesses and meeting the enhanced supervisory requirements and expectations that apply to us and our banking subsidiaries, we could remain subject to existing restrictions or become subject to additional restrictions on our activities, supervisory actions or public enforcement actions, including the payment of civil money penalties.
 Employees
As of December 31, 2015, we had approximately 17,700 FTEs, which included our approximately 17,100 full-time colleagues, 300 part-time colleagues and approximately 300 positions filled by temporary employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, regulatory and legal risk and strategic and reputational risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” section in Part II, Item 7 of this report.
You should carefully consider the following risk factors that may affect our business, financial condition and results of operations. Other factors that could affect our business, financial condition and results of operation are discussed in the “Forward-Looking Statements” section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that we file or furnish with the SEC, that could also adversely affect us.
Risks Related to Our Business
We may not be able to successfully execute our strategic plan or achieve our performance targets.
Our strategic plan, which we began to implement in the second half of 2013, involves four principal elements: (i) increasing revenue in both Consumer Banking and Commercial Banking; (ii) enhancing cost reduction efforts across the company; (iii) taking capital actions aimed at better aligning our capital structure with those of regional bank peers; and (iv) the beneficial impact of a rising interest rate environment on our asset-sensitive balance sheet. Our future success and the value of our stock will depend, in part, on our ability to effectively implement our strategic plan. There are risks and uncertainties, many of which are not within our control, associated with each element of our plan. In addition, certain of our key initiatives require regulatory approval, which may not be obtained on a timely basis, if at all. Moreover, even if we do obtain required regulatory approval, it may be conditioned on certain organizational changes, such as those discussed below, that could reduce the profitability of those initiatives. If we are not able to successfully execute our strategic plan, we may never achieve our indicative performance targets and any shortfall may be material.
In addition to the four principal elements of our strategic plan, we also anticipate that our ROTCE will be affected by a number of additional factors. We anticipate a benefit to our ROTCE from run off of our non-core portfolio, which we expect will be offset by the negative impact on our ROTCE of some deterioration in the credit environment as they return to historical levels and a decline in gains on investments in securities. We do not control many aspects of these factors (or others) and actual results could differ from our expectations materially, which could impair our ability to achieve our strategic ROTCE goals. See “Business Strategy” in Part I, Item 1 — Business, included elsewhere in this report for further information.
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
As a result of and in addition to new legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital and liquidity requirements introduced by the U.S. implementation of the Basel III framework (the capital components of which have become effective), the federal banking agencies (the FRB, the OCC and the FDIC), as well as the CFPB, generally are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. We, our two banking subsidiaries and our products and services are all subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations and face significant challenges in meeting them. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.
We also have been required to make improvements to our overall compliance and operational risk management programs and practices in order to comply with enhanced supervisory requirements and expectations and to address weaknesses in retail credit risk management, liquidity risk management, model risk management, outsourcing and vendor risk management and related oversight and monitoring practices and tools. Our and our banking subsidiaries’ consumer compliance program and controls also require improvement in a variety of areas, including with respect to deposit reconciliation processes, fair lending and mortgage servicing. In addition to the foregoing, as part of the supevisory and examination process, from time to time we and our banking subsidiaries may become, and currently are, subject to prudential restrictions on our activities. Similarly, under the Bank Holding

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Company Act, currently we may not be able to engage in certain categories of new activities or acquire shares or control of other companies other than in connection with internal reorganizations.
While we have made significant progress in enhancing our compliance and risk programs, if we are unsuccessful in remedying these weaknesses and meeting the enhanced supervisory requirements and expectations that apply to us and our banking subsidiaries, we could remain subject to existing restrictions or become subject to additional restrictions on our activities, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties. Any such actions or restrictions, if and in whatever manner imposed, would likely increase our costs and could limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations. For more information regarding ongoing regulatory actions in which we are involved and certain identified past practices and policies for which we faced formal administrative enforcement actions, see Note 17 “Commitments and Contingencies” and Note 21 “Regulatory Matters” to our audited Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in the report, for further discussion.
A continuation of the current low interest rate environment or subsequent movements in interest rates may have an adverse effect on our profitability.
Net interest income historically has been, and in the near-to-medium term we anticipate that it will remain a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will likely continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, loan volume and delinquency, and value of our mortgage servicing rights. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income and other financing income may decline and, with it, a decline in our earnings may occur. Our net interest income and other financing income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
We cannot control or predict with certainty changes in interest rates. Global, national, regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” in Part II, Item 7, included elsewhere in this report, changes in interest rates still may have an adverse effect on our profitability.
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
A cornerstone of our strategic plan involves the hiring of a large number of highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors, competitive with our peers. The marketplace for skilled personnel is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or replace a sufficient number of appropriately skilled and key personnel could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access sources of liquidity and the particular sources available to us.
Liquidity risk is the risk that we will not be able to meet our obligations, including funding commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including an over-reliance on a particular source of funding (including, for example, secured FHLB advances), changes in credit ratings or market-wide phenomena such

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

as market dislocation and major disasters. Like many banking groups, our reliance on customer deposits to meet a considerable portion of our funding has grown over recent years, and we continue to seek to increase the proportion of our funding represented by customer deposits. However, these deposits are subject to fluctuation due to certain factors outside our control, such as a loss of confidence by customers in us or in the banking sector generally, increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in a significant outflow of deposits within a short period of time. To the extent there is competition among U.S. banks for retail customer deposits, this competition may increase the cost of procuring new deposits and/or retaining existing deposits, and otherwise negatively affect our ability to grow our deposit base. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our ability to satisfy our liquidity needs.
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
A reduction in our credit ratings, which are based on a number of factors, could have a material adverse effect on our business, financial condition and results of operations.
Credit ratings affect the cost and other terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength. Other factors considered by rating agencies include conditions affecting the financial services industry generally. Any downgrade in our ratings would likely increase our borrowing costs, could limit our access to capital markets, and otherwise adversely affect our business. For example, a ratings downgrade could adversely affect our ability to sell or market in the capital markets certain of our securities, including long-term debt, engage in certain longer-term and derivatives transactions and retain our customers, particularly corporate customers who may require a minimum rating threshold in order to place funds with us. In addition, under the terms of certain of our derivatives contracts, we may be required to maintain a minimum credit rating or have to post additional collateral or terminate such contracts. Any of these results of a rating downgrade could increase our cost of funding, reduce our liquidity and have adverse effects on our business, financial condition and results of operations.
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
Our framework for managing risks may not be effective in mitigating risk and loss.
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
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers, as discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” and “— Market Risk” in Part II, Item 7, included

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

elsewhere in this report. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system. If any of the foregoing were to occur, it may result in an increase in the level of nonperforming loans and a higher risk exposure for us, which could have a material adverse effect on us.
Our accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.
The preparation of our financial statements requires the use of estimates that may vary from actual results. Particularly, various factors may cause our ALLL to increase.
The preparation of audited consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Our most critical accounting estimate is the ALLL. The ALLL is a reserve established through a provision for loan and lease losses charged to expense and represents our estimate of incurred but unrealized losses within the existing portfolio of loans. The ALLL is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the ALLL reflects our ongoing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan portfolio quality, present economic, political and regulatory conditions and incurred losses inherent in the current loan portfolio.
The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the ALLL or the recognition of further loan charge-offs, based on judgments that can differ from those of our own management. In addition, if charge-offs in future periods exceed the ALLL—that is, if the ALLL is inadequate—we will need additional loan and lease loss provisions to increase the ALLL. Should such additional provisions become necessary, they would result in a decrease in net income and capital and may have a material adverse effect on us.
The value of our goodwill may decline in the future.
As of December 31, 2015, we had $6.9 billion of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate, substantially slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill.  If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could be material to our operations. For additional information regarding our goodwill impairment testing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in Part II, Item 7, included elsewhere in this report.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
Recently, there has been a series of distributed denial of service attacks on financial services companies, including us. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Generally, these attacks are conducted to interrupt or suspend a company’s access to Internet service. The attacks can adversely affect the performance of a company’s website and in some instances prevent customers from accessing a company’s website. We have implemented certain technology protections such as Customer Profiling and Step-Up Authentication to be in compliance with the Federal Financial Institutions Examination Council (“FFIEC”) Authentication in Internet Banking Environment (“AIBE”) guidelines. However, potential cyber threats that include hacking and other attempts to breach information technology security controls are rapidly evolving and we may not be able to anticipate or prevent all such attacks. In the event that a cyber-attack is successful, our business, financial condition or results of operations may be adversely affected.
We rely heavily on communications and information systems to conduct our business.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including due to hacking or other similar attempts to breach information technology security protocols,

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) certain components and services relating to our online banking system rely on data communications networks operated by unaffiliated third parties, (ii) many of our applications are hosted or maintained by third parties, including our Commercial Loan System, which is hosted and maintained by Automated Financial Systems, Inc., and (iii) our core deposits system is maintained by Fidelity Information Services, Inc. Also, in 2015, we entered into an agreement with IBM Corporation for the provision of a wide range of information technology support services, including end user, data center, network, mainframe, storage and database services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable timeframes. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
We are exposed to reputational risk and the risk of damage to our brands and the brands of our affiliates.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes and other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Rhode Island and our recovery data center in North Carolina unusable. Although we recently enhanced our disaster recovery capabilities through the completion of the new, out-of-region backup data center in North Carolina, there can be no assurance that our current disaster recovery plans and capabilities will adequately protect us from serious disaster.
An inability to realize the value of our deferred tax assets could adversely affect operating results.
Our net DTAs are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carry-back of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the DTAs are more likely than not to be realized at December 31, 2015 (except for $123 million related to state DTAs for which a valuation allowance was established). If we were to conclude that a significant portion of the DTAs were not more likely than not to be realized, the required valuation allowance could adversely affect our financial condition and results of operations.
We maintain a significant investment in projects that generate tax credits, which we may not be able to fully utilize, or, if utilized, may be subject to recapture or restructuring.
At December 31, 2015, we maintained an investment of approximately $598 million in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We accrued $45 million and $26 million in credits for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, all tax credits have been utilized to offset taxable income. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Any failure by us to successfully replicate or replace certain functions, systems and infrastructure previously provided by RBS or fail to resolve conflicts of interest or disputes between RBS and us in areas relating to our past and ongoing relationships could have a material adverse effect on us.
We will need to replicate or replace certain functions, systems and infrastructure to which we no longer have the same access since our separation from RBS, including services we receive pursuant to the Transitional Services Agreement. We will also need to make infrastructure investments in order to operate without the same access to RBS’s existing operational and administrative infrastructure. Any failure to successfully implement these initiatives or to do so in a timely manner could have an adverse effect on us.
Although RBS has fully exited its ownership stake in our common stock, questions relating to conflicts of interest and actual disputes may arise between RBS and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest or disputes between RBS and us could arise include, but are not limited to, interruptions to or problems with services provided under the Transitional Services Agreement with RBS that increase our costs both for the processing of business and the potential remediation of disputes and other commercial and referral arrangements with RBS. If we are unable to identify or execute on opportunities that offset any decrease or termination of any commercial relationships with RBS, our financial results may be adversely affected. Moreover, disagreements may arise between us and RBS regarding the provision or quality of any such services rendered, which may materially adversely affect this portion of our business.
Risks Related to Our Industry
Any deterioration in national economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions could require us to charge off a higher percentage of loans and increase provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations. For example, our business was significantly affected by the global economic and financial crisis that began in 2008. The falling home prices, increased rate of foreclosure and high levels of unemployment in the United States triggered significant write-downs by us and other financial institutions. These write-downs adversely impacted our financial results in material respects. Although the U.S. economy continues to recover, an interruption or reversal of this recovery would adversely affect the financial services industry and banking sector.
We operate in an industry that is highly competitive, which could result in losing business or margin declines and have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive industry. The industry could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory and technological changes, as well as continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services, including non-banking financial institutions that are not subject to the same regulatory restrictions as banks and bank holding companies, securities firms and insurance companies, and competitors that may have greater financial resources.
With respect to non-banking financial institutions, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. As a result of these and other sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability and business.
The conditions of other financial institutions or of the financial services industry could adversely affect our operations and financial conditions.
Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, the default by any one institution could lead to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions are closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis, or key funding providers such as the FHLBs, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulations Governing Our Industry
As a financial holding company and a bank holding company, we are subject to comprehensive regulation that could have a material adverse effect on our business and results of operations.
As a financial holding company and a bank holding company, we are subject to comprehensive regulation, supervision and examination by the FRB. In addition, CBNA is subject to comprehensive regulation, supervision and examination by the OCC and CBPA is subject to comprehensive regulation, supervision and examination by the FDIC and the PA Banking Department. Our regulators supervise us through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various areas. If we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to informal (non-public) or formal (public) supervisory actions and public enforcement orders that could lead to significant restrictions on our existing business or on our ability to engage in any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such actions through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory or enforcement action could have a material adverse effect on our business, financial condition and results of operations.
We are a bank holding company that has elected to become a financial holding company pursuant to the Bank Holding Company Act. Financial holding companies are allowed to engage in certain financial activities in which a bank holding company is not otherwise permitted to engage. However, to maintain financial holding company status, a bank holding company (and all of its depository institution subsidiaries) must be “well capitalized” and “well managed.” If a bank holding company ceases to meet these capital and management requirements, there are many penalties it would be faced with, including (i) the FRB may impose limitations or conditions on the conduct of its activities, and (ii) it may not undertake any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If a company does not return to compliance within 180 days, which period may be extended, the FRB may require divestiture of that company’s depository institutions. To the extent we do not meet the requirements to be a financial holding company in the future, there could be a material adverse effect on our business, financial condition and results of operations.
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
We are heavily regulated by bank and other regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not security holders. Changes to statutes, regulations, rules or policies including the interpretation or implementation of statutes, regulations, rules or policies could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are subject to several capital adequacy and liquidity standards. To the extent that we are unable to meet these standards, our ability to make distributions of capital will be limited and we may be subject to additional supervisory actions and limitations on our activities. See “Regulation and Supervision” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

of Financial Condition and Results of Operations — Capital” and “— Liquidity” in Part II, Item 7, included elsewhere in this report, for further discussion of the regulations to which we are subject.
We could be required to act as a “source of strength” to our banking subsidiaries, which would have a material adverse effect on our business, financial condition and results of operations.
FRB policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the FRB at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of CFG or our stockholders or creditors, and may include one or more of the following:

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
As a bank holding company, we are a separate and distinct legal entity from our banking subsidiaries: CBNA and CBPA. We typically receive substantially all of our revenue from dividends from our banking subsidiaries. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that our banking subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA or CPBA is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from CBNA or CPBA could have a material adverse effect on our business, financial condition and results of operations.
See “Supervision and Regulation” in Part I, Item 1 — Business, and and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” in Part II, Item 7, included elsewhere in this report.
We are and may be subject to regulatory actions that may have a material impact on our business.
We may become or are involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These regulatory actions involve, among other matters, accounting, consumer compliance and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief that may require changes to our business or otherwise materially impact our business.
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
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices and mis-selling of certain products. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we are involved and certain identified past practices and policies for which we could face potential civil litigation, see Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in the report, for further discussion.
The Dodd-Frank Act has changed and will likely continue to substantially change the legal and regulatory framework under which we operate our business.
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, (i) systemic risk, (ii) capital adequacy, (iii) consumer financial protection, (iv) interchange fees, (v) mortgage lending practices, and (vi) regulation of derivatives and securities markets. A significant number of the provisions of the Dodd-Frank Act still require extensive rulemaking and interpretation by regulatory authorities. In several cases, authorities have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and on us will not be known for an extended period of time. See “Regulation and Supervision” in Part I, Item 1 — Business, included elsewhere in this report, for further discussion of the regulations to which we are subject.

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
The FRB enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. Prior to the enactment of these regulations, our overdraft and insufficient funds fees represented a significant amount of noninterest fees. Since taking effect on July 1, 2010, the fees received by us for automated overdraft payment services have decreased, thereby adversely impacting our noninterest income. Complying with these regulations has resulted in increased operational costs for us, which may continue to rise. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect our business, financial condition or results of operations. The CFPB has since then published additional studies of overdraft practices and has announced that it is considering enacting further regulations regarding overdrafts and related services.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
We may become subject to more stringent regulatory requirements and activity restrictions, or have to restructure, if the FRB and FDIC determine that our resolution plan is not credible.
FRB and FDIC regulations require bank holding companies with more than $50 billion in assets to submit resolution plans that, in the event of material financial distress or failure, establish the rapid, orderly and systemically safe liquidation of the company under the U.S. Bankruptcy Code. Separately, insured depository institutions with more than $50 billion in assets must submit to the FDIC a resolution plan whereby they can be resolved in a manner that is orderly and that ensures that depositors will receive access to insured funds within certain required timeframes. If the FRB and the FDIC jointly determine that the resolution plan of a bank holding company is not credible, and the company fails to cure the deficiencies in a timely manner, then the FRB and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of certain assets or operations. If the FRB and the FDIC determine that our resolution plan is not credible or would not facilitate our orderly resolution under the U.S. Bankruptcy Code, we could become subject to more stringent regulatory requirements or business restrictions, or have to divest certain of our assets or businesses. Any such measures could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to our Common Stock
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
Holders of our common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Additionally, we are required to submit annual capital plans to the Federal Reserve for review before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock. See “Regulation and Supervision” in Part I, Item 1 — Business, included elsewhere in this report, for further discussion of the regulations to which we are subject.
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

CITIZENS FINANCIAL GROUP, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is in Providence, Rhode Island. As of December 31, 2015, we leased approximately 5.5 million square feet of office and retail branch space. Our portfolio of leased space consisted of 3.6 million square feet of retail branch space which spanned eleven states and 1.9 million square feet of non-branch office space. As of December 31, 2015, we owned an additional 600,000 square feet of office and branch space. We operated 82 branches in Rhode Island, 44 in Connecticut, 246 in Massachusetts, 20 in Vermont, 71 in New Hampshire, 146 in New York, 11 in New Jersey, 358 in Pennsylvania, 23 in Delaware, 114 in Ohio and 97 in Michigan. Of these branches, 1,171 were leased and the rest were owned. These properties were used by both the Consumer Banking and Commercial Banking segments. Management believes the terms of the various leases were consistent with market standards and were derived through arm’s-length bargaining. We also believe that our properties are in good operating condition and adequately serve our current business operations. We anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS FINANCIAL GROUP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of Citizens is traded on the New York Stock Exchange under the symbol “CFG.” As of January 5, 2016, our common stock was owned by one holder of record (Cede & Co.) and approximately 104,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” in Part II, Item 7, included elsewhere in this report. Information regarding restrictions on dividends, as required by this Item, is presented in Note 21 “Regulatory Matters” and Note 27 “Parent Company Only Financials” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, included elsewhere in this report.
The following graph compares the cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money center and regional banks and thrifts; and a group of other banks that constitute our regional banks peers (BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp) for our performance since September 24, 2014, Citizens’ initial day of trading. The graph assumes $100 invested at the closing price on September 24, 2014 in each of CFG common stock, the S&P 500 index, the BKX and the peer group average and assumes all dividends were reinvested on the date paid. The points on the graph represent the date our shares first began to trade on the NYSE and fiscal quarter-end amounts based on the last trading day in each fiscal quarter.
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

	9/24/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
CFG	$100	$101	$108	$105	$120	$105	$116
S&P 500 Index	100	99	104	105	105	98	105
KBW BKX Index	100	98	103	100	108	98	103
Peer Regional Bank Average	$100	$99	$105	$104	$107	$99	$105

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected Consolidated Statement of Operating data for the years ended December 31, 2015, 2014, 2013 and the selected Consolidated Balance Sheet data as of December 31, 2015 and 2014 from our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report. We derived the selected Consolidated Statement of Operations data for the years ended December 31, 2012 and 2011 and the selected Consolidated Balance Sheet data as of December 31, 2013, 2012, and 2011 from our audited Consolidated Financial Statements, not included herein. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our audited Consolidated Financial Statements and the Notes thereto in Part II, Item 8 — Financial Statements and Supplementary Data, both included elsewhere in this report.

	For the Year Ended December 31,
(dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
OPERATING DATA:
Net interest income	$3,402	$3,301	$3,058	$3,227	$3,320
Noninterest income	1,422	1,678	1,632	1,667	1,711
Total revenue	4,824	4,979	4,690	4,894	5,031
Provision for credit losses	302	319	479	413	882
Noninterest expense	3,259	3,392	7,679	3,457	3,371
Noninterest expense, excluding goodwill impairment (1)	3,259	3,392	3,244	3,457	3,371
Income (loss) before income tax expense (benefit)	1,263	1,268	(3,468)	1,024	778
Income tax expense (benefit)	423	403	(42)	381	272
Net income (loss)	840	865	(3,426)	643	506
Net income, excluding goodwill impairment (1)	840	865	654	643	506
Net income (loss) available to common stockholders	833	865	(3,426)	643	506
Net income available to common stockholders, excluding goodwill impairment (1)	833	865	654	643	506
Net income (loss) per average common share - basic (2)	1.55	1.55	(6.12)	1.15	0.90
Net income (loss) per average common share - diluted (2)	1.55	1.55	(6.12)	1.15	0.90
Net income per average common share - basic, excluding goodwill impairment (1) (2)	1.55	1.55	1.17	1.15	0.90
Net income per average common share - diluted, excluding goodwill impairment (1) (2)	1.55	1.55	1.17	1.15	0.90
Dividends declared and paid per common share	0.40	1.43	2.12	0.27	—
OTHER OPERATING DATA:
Return on average common equity (3)	4.30%	4.46%	(15.69%)	2.69%	2.19%
Return on average common equity, excluding goodwill impairment (1)	4.30	4.46	3.00	2.69	2.19
Return on average tangible common equity (1)	6.45	6.71	(25.91)	4.86	4.18
Return on average tangible common equity, excluding goodwill impairment (1)	6.45	6.71	4.95	4.86	4.18
Return on average total assets (4)	0.62	0.68	(2.83)	0.50	0.39
Return on average total assets, excluding goodwill impairment (1)	0.62	0.68	0.54	0.50	0.39
Return on average total tangible assets (1)	0.65	0.71	(3.05)	0.55	0.43
Return on average total tangible assets, excluding goodwill impairment (1)	0.65	0.71	0.58	0.55	0.43
Efficiency ratio (1)	67.56	68.12	163.73	70.64	67.00
Efficiency ratio, excluding goodwill impairment (1)	67.56	68.12	69.17	70.64	67.00
Net interest margin (5)	2.75	2.83	2.85	2.89	2.97

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
(in millions)	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Total assets	$138,208	$132,857	$122,154	$127,053	$129,654
Loans and leases (6)	99,042	93,410	85,859	87,248	86,795
Allowance for loan and lease losses	1,216	1,195	1,221	1,255	1,698
Total securities	24,075	24,704	21,274	19,439	23,371
Goodwill	6,876	6,876	6,876	11,311	11,311
Total liabilities	118,562	113,589	102,958	102,924	106,261
Total deposits (7)	102,539	95,707	86,903	95,148	92,888
Federal funds purchased and securities sold under agreements to repurchase	802	4,276	4,791	3,601	4,152
Other short-term borrowed funds	2,630	6,253	2,251	501	3,100
Long-term borrowed funds	9,886	4,642	1,405	694	3,242
Total stockholders’ equity	19,646	19,268	19,196	24,129	23,393
OTHER BALANCE SHEET DATA:
Asset Quality Ratios
Allowance for loan and lease losses as a % of total loans and leases	1.23%	1.28%	1.42%	1.44%	1.96%
Allowance for loan and lease losses as a % of nonperforming loans and leases	115	109	86	67	95
Nonperforming loans and leases as a % of total loans and leases	1.07	1.18	1.65	2.14	2.06
Capital Ratios:(8)
CET1 capital ratio (9)	11.7	12.4	13.5	13.9	13.3
Tier 1 capital ratio (10)	12.0	12.4	13.5	14.2	13.9
Total capital ratio (11)	15.3	15.8	16.1	15.8	15.1
Tier 1 leverage ratio (12)	10.5	10.6	11.6	12.1	11.6

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
(3) “Return on average common equity” is defined as net income (loss) available to common stockholders divided by average common equity.
(4) “Return on average total assets” is defined as net income (loss) divided by average total assets.
(5) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(6) Excludes loans held for sale of $365 million, $281 million, $1.3 billion, $646 million, and $564 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(7) Excludes deposits held for sale of $5.3 billion as of December 31, 2013.
(8) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of December 31, 2015 are prepared using the Basel III Standardized transitional approach. The capital ratios and associated components for periods December 31, 2014 and prior are prepared under the Basel I general risk-based capital rule.
(9) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $138.2 billion of total assets as of December 31, 2015. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,700 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Consumer Banking accounted for $51.5 billion and $47.7 billion, or approximately 53% of our average loan and lease balances (including loans held for sale) for both the year ended December 31, 2015 and 2014. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.
Commercial Banking accounted for $41.6 billion and $37.7 billion, or approximately 43% and 42% of our average loan and lease balances (including loans held for sale) for the years ended December 31, 2015 and 2014, respectively. Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance.
As of December 31, 2015 and 2014, we had $2.3 billion and $3.1 billion, respectively, of non-core asset balances, which were included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009; this portfolio has decreased by an additional 25% as of December 31, 2015 compared to December 31, 2014. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally).
Recent Events
On December 3, 2015, the Company issued $750 million of 4.300% fixed-rate subordinated notes due 2025, and used the proceeds to repurchase $750 million of subordinated debt held by RBS.
On November 23, 2015, The Company announced that the Company had reached agreement with RBS to address RBS’s then ownership of $2 billion of the subordinated notes. On December 3, 2015, the Company repurchased $750 million of the subordinated notes held by RBS. In addition, the Company secured the ability through July 2016 to purchase $500 million of our subordinated notes held by RBS, subject to regulatory approval and ratings agency considerations. The remaining $750 million of subordinated notes held by RBS includes $333 million of 5.158% Fixed-to-Floating Callable Notes due 2023 and callable in 2018, $250 million of 4.153% Notes due 2024, and $167 million of 4.023% Notes due 2024.
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
On April 6, 2015, we completed a private offering of $250 million, or 250,000 shares, of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Preferred Stock”). The net proceeds of the Preferred Stock offering were used to repurchase 10,473,397 shares of our common stock from RBS, at a purchase price equal to the volume-weighted average price of our common stock for all traded volume during the five trading days preceding the repurchase agreement date of April 1, 2015.
On March 30, 2015, RBS completed the sale of 155,250,000 shares, or 28%, of our outstanding common stock at a price to the public of $23.75 per share.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macro-economic factors that impact our business include interest rates, the health of the housing market, the rate of the U.S.’s economic expansion, and unemployment levels.
The U.S. economy continued to expand at a moderate pace, with real GDP rising by 2.4% in 2015, following 2.4% growth in 2014. Growth in household spending has declined and the housing sector has slowed as well with the three month average of existing home sales falling to 5.2 million units from 5.5 million units in the previous quarter. Business fixed investment and net exports remained soft.
The labor market continued to improve, with moderate job gains and declining unemployment. The U.S. unemployment rate dropped to 5.0% at December 31, 2015 from 5.6% at December 31, 2014. Average monthly nonfarm employment increased by 228,000 in 2015, after increasing a revised 251,000 in 2014.
The FRB maintained very accommodative monetary policy conditions during 2015, notwithstanding the small 25 bps rate increase in December, and continues to target a 0.25% to 0.50% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Observable inflation levels remain below the FRB’s longer-term objective of 2%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.
Credit trends
Credit trends remained favorable in 2015 with a year-over-year reduction in both net charge-offs and nonperforming loans. Net charge-offs in 2015 of $284 million decreased $39 million from $323 million in 2014, driven by favorable credit conditions and higher recoveries. Annualized net charge-offs as a percentage of total average loans improved to 0.30% in 2015, compared to 0.36% in 2014. Asset quality remained strong and within expectations.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk.”
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2014 and 2015, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2014 and 2015, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently, the FRB has started to move down the path of interest rate normalization by raising the federal funds rate by 25 basis points. However, the FRB will likely continue to target a highly accommodative monetary policy for some time to come. As of December 31, 2015, the FRB had ended its asset purchases of Treasury securities and agency mortgage-backed securities. However, until further notice, the FRB will continue to re-invest run off from its $1.7 trillion mortgage-backed portfolio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Regulatory trends
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. As a result of these heightened expectations, we expect to incur additional costs for additional compliance personnel and/or professional fees associated with advisors and consultants.
Dodd-Frank regulation
As described under “Regulation and Supervision” in Part I, Item 1 — Business included elsewhere in this report, we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Dodd-Frank Act are subject to final rulemaking or phased implementation that will take effect over several years. The Dodd-Frank Act will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that specifically impact our business are the repeal of a previous prohibition against payment of interest on demand deposits, which became effective in July 2011, and the introduction of a capital planning and stress-testing framework developed by the FRBG, known as CCAR and DFAST. The DFAST process projects net income, loan losses and capital ratios during a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule.
In March and July of 2015 we published estimated impacts of stress, as required by applicable regulation processes, which may be accessed on our regulatory filings and disclosures page on http://investor.citizensbank.com. In 2016, we will publish the disclosure requirements in June and October. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings. However, these pro forma results should not be interpreted to be management expectations in light of the current economic and operating environment. During March 2015, the Federal Reserve also published results from the latest supervisory stress tests performed for and by large bank holding companies supervised by the Federal Reserve (See FRB website). In 2016, the Federal Reserve is expected to publish results from the 2016 supervisory stress test performed for and by large bank holding companies supervised by the Federal Reserve in June. These tests are conducted and published by the FRB annually in fulfillment of CCAR and DFAST requirements.
Comprehensive Capital Analysis and Review
CCAR is an annual exercise by the FRBG to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and robust forward-looking capital planning processes that account for their unique risks.
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
In March 2015, the FRBG assessed our current capital plan as submitted and documented under the CCAR process and raised no objection to the plan. Unless we choose to file an amended capital plan prior to April 2016, the maximum levels at which we may declare dividends and repurchase shares of our common stock through June 30, 2016 are governed by our 2015 capital plan, subject to actual financial performance and ongoing compliance with internal governance and all other regulatory requirements.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Basel III final rules applicable to us and our banking subsidiaries
In July 2013, the FRB, OCC, and FDIC issued the U.S. Basel III final rules. The rules implement the Committee on Banking Supervision’s Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rules substantially revised the risked-based capital and leverage requirements applicable to bank holding companies and their insured depository institution subsidiaries, including CBNA and CBPA. The U.S. Basel III final rules became effective for CFG and its depository institution subsidiaries, including CBNA and CBPA, on January 1, 2015 (subject to a phase-in period for certain provisions). In order to comply with the new capital requirements, we established internal capital ratio targets that meet or exceed U.S. regulatory expectations under fully phased-in Basel III rules, and increased our capital requirements in anticipation of the transition that is underway.
HELOC payment shock
Attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of December 31, 2015, approximately 29% of our $15.1 billion HELOC portfolio, or $4.4 billion in drawn balances were subject to a payment reset or balloon payment between January 1, 2016 and December 31, 2018, including $80 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
To help manage this exposure, in September 2013 we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of December 31, 2015, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2013 and 2014, 94% of the balances were refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of December 31, 2015, for the $1.3 billion in balances originally structured with a reset period in 2015, 94% of the balances were refinanced, paid off or were current on payments, 5% were past due and 1% had been charged off. A total of $995 million of these balances are scheduled to reset in 2016. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
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
Although the U.S. economy had at the time demonstrated signs of recovery, notably improvements in unemployment and housing, the pace and extent of recovery in these indicators, as well as in overall gross domestic product, lagged behind previous expectations. The impact of the slow recovery was most evident in Consumer Banking. The forecasted lower economic growth for the United States, coupled with increasing costs of complying with the new regulatory framework in the financial industry, resulted in a deceleration of expected growth for Consumer Banking’s future income, which resulted in our recording of a goodwill impairment charge during the second quarter of 2013. We have recorded goodwill impairment charges in the past, most recently in 2013, and any further impairment to our goodwill could materially affect our results in any given period. As of December 31, 2015 and 2014, we had a carrying value of goodwill of $6.9 billion. For additional information regarding our goodwill impairment testing, see Note 1 “Significant Accounting Policies” and Note 9 “Goodwill” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment in our business
We regularly incur expenses associated with investments in our infrastructure. For example, from 2010 to 2015 we invested $1.6 billion in infrastructure and technology, and plan to invest a total of $245 million in 2016 and about $160 million in 2017. We invested $219 million in our infrastructure in 2015. These investments, which are designed to lower our operating costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Solutions platform in 2014. In the third quarter of 2015 we enhanced our data resiliency via a new back up data center and began rolling out a new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.
Operating expenses to operate as a fully independent public company
As part of our transition to a fully independent public company, we incurred cumulative one-time expenditures of approximately $52 million through the end of 2015, including capitalized costs of approximately $14 million, as well as ongoing incremental expenses of approximately $34 million per year. These ongoing costs include higher local charges associated with exiting worldwide vendor relationships and incremental expenses to support information technology, compliance, corporate governance, regulatory, financial and risk infrastructure that are necessary to enable us to operate as a fully independent public company.

Principal Components of Operations and Key Performance Metrics Used by Management
As a banking institution, we manage and evaluate various aspects of our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and statement of operations, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable banking institutions in our region and nationally.
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
Noninterest income
The primary components of our noninterest income are service charges and fees, card fees, trust and investment services fees and mortgage banking fees.
Total revenue
Total revenue is the sum of our net interest income and our noninterest income.
Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an amount that reflects probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance for credit losses is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “—Critical

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
Noninterest expense
Noninterest expense includes salaries and employee benefits, outside services, occupancy expense, equipment expense, amortization of software, goodwill impairment, and other operating expenses.
Net income (loss)
We evaluate our net income (loss) based on measures including return on average common equity, return on average total assets and return on average tangible common equity.
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
Mortgage loans and commercial loans held for sale are carried at fair value.
Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading securities and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Other investment securities are composed mainly of FHLB stock and FRB stock (which are carried at cost), and money market mutual fund investments held by the Company’s broker-dealer (which are carried at fair value, with changes in fair value recognized in noninterest income).
Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the adequacy of the allowance for credit losses using the following ratios: ALLL as a percentage of total loans and leases; ALLL as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed funds
As of December 31, 2015, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of December 31, 2015, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 12 “Borrowed Funds” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
Derivatives
We use pay-fixed swaps to lengthen liabilities synthetically and offset duration in fixed-rate assets. We also use pay-fixed swaps to hedge floating-rate wholesale funding.
We use receive-fixed interest rate swaps to manage the interest rate exposure on our medium term borrowings. We also use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. The assets and liabilities recorded for derivatives designated as hedges reflect the market value of these hedge instruments.
We sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 16 “Derivatives” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
Key performance metrics and non-GAAP financial measures
We consider various measures when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•	Return on average common equity, which we define as net income (loss) available to common stockholders divided by average common equity;

•
Return on average tangible common equity, which we define as net income (loss) available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles;

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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present net income (loss), net income (loss) available to common stockholders, and return on average tangible common equity,and efficiency ratio net of goodwill impairment restructuring charges and special items. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.
We consider pro forma capital ratios defined by banking regulators but not effective at each period end to be non-GAAP financial measures. As analysts and banking regulators may evaluate our capital adequacy using these pro forma ratios, we believe they are useful to provide investors the ability to evaluate our capital adequacy on the same basis.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies. We caution investors not to place undue reliance on such non-GAAP measures, but instead to consider them with the most directly comparable GAAP measure. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for our results reported under GAAP.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Year Ended December 31,
(dollars in millions, except per-share amounts)	Ref.	2015	2014	2013	2012	2011
Noninterest expense, excluding goodwill impairment:
Noninterest expense (GAAP)	A	$3,259	$3,392	$7,679	$3,457	$3,371
Less: Goodwill impairment (GAAP)		—	—	4,435	—	—
Noninterest expense, excluding goodwill impairment (non-GAAP)	B	$3,259	$3,392	$3,244	$3,457	$3,371
Net income (loss), excluding goodwill impairment:
Net income (loss) (GAAP)	C	$840	$865	($3,426)	$643	$506
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	4,080	—	—
Net income (loss), excluding goodwill impairment (non-GAAP)	D	$840	$865	$654	$643	$506

Net income (loss) available to common stockholders, excluding goodwill impairment:
Net income (loss) available to common stockholders (GAAP)	E	$833	$865	($3,426)	$643	$506
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	4,080	—	—
Net income (loss) available to common stockholders, excluding goodwill impairment (non-GAAP)	F	$833	$865	$654	$643	$506

Return on average common equity, excluding goodwill impairment:
Average common equity (GAAP)	G	$19,354	$19,399	$21,834	$23,938	$23,137
Return on average common equity, excluding goodwill impairment (non-GAAP)	F/G	4.30%	4.46%	3.00%	2.69%	2.19%

Return on average tangible common equity, excluding goodwill impairment:
Average common equity (GAAP)		$19,354	$19,399	$21,834	$23,938	$23,137
Less: Average goodwill (GAAP)		6,876	6,876	9,063	11,311	11,311
Less: Average other intangibles (GAAP)		4	7	9	12	15
Add: Average deferred tax liabilities related to goodwill (GAAP)		445	377	459	617	295
Average tangible common equity (non-GAAP)	H	$12,919	$12,893	$13,221	$13,232	$12,106
Return on average tangible common equity (non-GAAP)	E/H	6.45%	6.71%	(25.91)%	4.86%	4.18%
Return on average tangible common equity, excluding goodwill impairment (non-GAAP)	F/H	6.45%	6.71%	4.95%	4.86%	4.18%

Return on average total assets, excluding goodwill impairment:
Average total assets (GAAP)	I	$135,070	$127,624	$120,866	$127,666	$128,344
Return on average total assets, excluding goodwill impairment (non-GAAP)	D/I	0.62%	0.68%	0.54%	0.50%	0.39%

Return on average total tangible assets, excluding goodwill impairment:
Average total assets (GAAP)	I	$135,070	$127,624	$120,866	$127,666	$128,344
Less: Average goodwill (GAAP)		6,876	6,876	9,063	11,311	11,311
Less: Average other intangibles (GAAP)		4	7	9	12	15
Add: Average deferred tax liabilities related to goodwill (GAAP)		445	377	459	617	295
Average tangible assets (non-GAAP)	J	$128,635	$121,118	$112,253	$116,960	$117,313
Return on average total tangible assets (non-GAAP)	C/J	0.65%	0.71%	(3.05)%	0.55%	0.43%
Return on average total tangible assets, excluding goodwill impairment (non-GAAP)	D/J	0.65%	0.71%	0.58%	0.55%	0.43%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Year Ended December 31,
(dollars in millions, except per-share amounts)	Ref.	2015	2014	2013	2012	2011

Efficiency ratio, excluding goodwill impairment:
Noninterest expense (GAAP)	A	$3,259	$3,392	$7,679	$3,457	$3,371
Net interest income (GAAP)		$3,402	$3,301	$3,058	$3,227	$3,320
Noninterest income (GAAP)		1,422	1,678	1,632	1,667	1,711
Total revenue (GAAP)	K	$4,824	$4,979	$4,690	$4,894	$5,031
Efficiency ratio (non-GAAP)	A/K	67.56%	68.12%	163.73%	70.64%	67.00%
Efficiency ratio, excluding goodwill impairment (non-GAAP)	B/K	67.56%	68.12%	69.17%	70.64%	67.00%
Net income (loss) per average common share-basic and diluted, excluding goodwill impairment:
Average common shares outstanding - basic (GAAP)	L	535,599,731	556,674,146	559,998,324	559,998,324	559,998,324
Average common shares outstanding - diluted (GAAP)	M	538,220,898	557,724,936	559,998,324	559,998,324	559,998,324
Net income (loss) (GAAP)	E	$833	$865	($3,426)	$643	$506
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	4,080	—	—
Net income (loss), excluding goodwill impairment (non-GAAP)	F	$833	$865	$654	$643	$506
Net income (loss) per average common share-basic, excluding goodwill impairment (non-GAAP)	F/L	1.55	1.55	1.17	1.15	0.90
Net income (loss) per average common share-diluted, excluding goodwill impairment (non-GAAP)	F/M	1.55	1.55	1.17	1.15	0.90

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(dollars in millions)	Ref.	2015	2014	2013
Total revenue, excluding special items:
Total revenue (GAAP)	K	$4,824	$4,979	$4,690
Less: Special items - Gain on Chicago Divestiture		—	288	—
Total revenue, excluding special items (non-GAAP)	N	$4,824	$4,691	$4,690

Noninterest expense excluding goodwill impairment, restructuring charges and special items:
Noninterest expense (GAAP)	A	$3,259	$3,392	$7,679
Less: Goodwill impairment (GAAP)		—	—	4,435
Less: Restructuring charges (GAAP)		26	114	26
Less: Special items (1)		24	55	—
Noninterest expense, excluding goodwill impairment, restructuring charges and special items (non-GAAP)	O	$3,209	$3,223	$3,218
Efficiency ratio, excluding goodwill impairment, restructuring charges and special items (non-GAAP)	O/N	66.52%	68.70%	68.61%

Net income, excluding goodwill impairment, restructuring charges and special items:
Net income (loss) (GAAP)	C	$840	$865	($3,426)
Add: Goodwill impairment (GAAP)		—	—	4,080
Add: Restructuring charges (GAAP)		16	72	17
Special items:
Less: Net gain on the Chicago Divestiture (GAAP)		—	180	—
Add: Regulatory charges (GAAP)		1	22	—
Add: Separation expenses / IPO related (GAAP)		14	11	—
Net income, excluding goodwill impairment, restructuring charges and special items (non-GAAP)		$871	$790	$671

Net income (loss) available to common stockholders, excluding goodwill impairment, restructuring charges and special items:
Net income (loss) available to common stockholders (GAAP)	E	$833	$865	($3,426)
Add: Goodwill impairment (GAAP)		—	—	4,080
Add: Restructuring charges (GAAP)		16	72	17
Special items:
Less: Net gain on the Chicago Divestiture (GAAP)		—	180	—
Add: Regulatory charges (GAAP)		1	22	—
Add: Separation expenses / IPO related (GAAP)		14	11	—
Net income available to common shareholders, excluding goodwill impairment, restructuring charges and special items (non-GAAP)	P	$864	$790	$671

Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items:
Average common equity (GAAP)	G	$19,354	$19,399	$21,834
Less: Average goodwill (GAAP)		6,876	6,876	9,063
Less: Average other intangibles (GAAP)		4	7	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		445	377	459
Average tangible common equity (non-GAAP)	H	$12,919	$12,893	$13,221

Return on average tangible common equity (non-GAAP)	E/H	6.45%	6.71%	(25.91%)
Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items (non-GAAP)	P/H	6.69%	6.13%	5.08%
(1) Special items include the following: regulatory charges, separation items and IPO related expenses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Year Ended December31,
		2015				2014				2013
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss), excluding goodwill impairment:
Net income (loss) (GAAP)	Q	$262	$579	($1)	$840	$182	$561	$122	$865	$242	$514	($4,182)	($3,426)
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	—	—	—	—	—	—	—	—	4,080	4,080
Net income (loss), excluding goodwill impairment (non-GAAP)	R	$262	$579	($1)	$840	$182	$561	$122	$865	$242	$514	($102)	$654
Net income (loss) available to common stockholders, excluding goodwill impairment:
Net income (loss) (GAAP)	Q	$262	$579	($1)	$840	$182	$561	$122	$865	$242	$514	($4,182)	($3,426)
Less: Preferred stock dividends		—	—	7	7	—	—	—	—	—	—	—	—
Net income (loss) available to common stockholders (GAAP)	S	$262	$579	($8)	$833	$182	$561	$122	$865	$242	$514	($4,182)	($3,426)
Add: Goodwill impairment, net of income tax benefit (GAAP)		—	—	—	—	—	—	—	—	—	—	4,080	4,080
Net income available to common stockholders, excluding goodwill impairment (non-GAAP)	T	$262	$579	($8)	$833	$182	$561	$122	$865	$242	$514	($102)	$654
Efficiency ratio:
Total revenue (GAAP)	U	$3,108	$1,577	$139	$4,824	$3,050	$1,502	$427	$4,979	$3,201	$1,420	$69	$4,690
Noninterest expense (GAAP)	V	$2,456	$709	$94	$3,259	$2,513	$652	$227	$3,392	$2,522	$635	$4,522	$7,679
Less: Goodwill impairment (GAAP)		$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4,435	$4,435
Noninterest expense, excluding goodwill impairment (non- GAAP)	W	$2,456	$709	$94	$3,259	$2,513	$652	$227	$3,392	$2,522	$635	$87	$3,244
Efficiency ratio (non-GAAP)	V/U	79.02%	44.94%	NM	67.56%	82.39%	43.30%	NM	68.12%	78.76%	44.66%	NM	163.73%
Efficiency ratio, excluding goodwill impairment (non-GAAP)	W/U	79.02%	44.94%	NM	67.56%	82.39%	43.30%	NM	68.12%	78.76%	44.66%	NM	69.17%
Return on average total tangible assets:
Average total assets (GAAP)		$52,848	$42,800	$39,422	$135,070	$48,939	$38,483	$40,202	$127,624	$46,465	$35,229	$39,172	$120,866
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876	—	—	9,063	9,063
Less: Average other intangibles (GAAP)		—	—	4	4	—	—	7	7	—	—	9	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	445	445	—	—	377	377	—	—	459	459
Average total tangible assets (non-GAAP)	X	$52,848	$42,800	$32,987	$128,635	$48,939	$38,483	$33,696	$121,118	$46,465	$35,229	$30,559	$112,253
Return on average total tangible assets (non-GAAP)	Q/X	0.50%	1.35%	NM	0.65%	0.37%	1.46%	NM	0.71%	0.52%	1.46%	NM	(3.05)%
Return on average total tangible assets, excluding goodwill impairment (non-GAAP)	R/X	0.50%	1.35%	NM	0.65%	0.37%	1.46%	NM	0.71%	0.52%	1.46%	NM	0.58%
Return on average tangible common equity:
Average common equity (GAAP)(2)		$4,739	$4,666	$9,949	$19,354	$4,665	$4,174	$10,560	$19,399	$4,395	$3,897	$13,542	$21,834
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876	—	—	9,063	9,063
Less: Average other intangibles (GAAP)		—	—	4	4	—	—	7	7	—	—	9	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	445	445	—	—	377	377	—	—	459	459
Average tangible common equity (non-GAAP)(2)	Y	$4,739	$4,666	$3,514	$12,919	$4,665	$4,174	$4,054	$12,893	$4,395	$3,897	$4,929	$13,221
Return on average tangible common equity (non-GAAP)(2)	S/Y	5.53%	12.41%	NM	6.45%	3.90%	13.43%	NM	6.71%	5.48%	13.20%	NM	(25.91)%
Return on average tangible common equity, excluding goodwill impairment (non-GAAP)(2)	T/Y	5.53%	12.41%	NM	6.45%	3.90%	13.43%	NM	6.71%	5.48%	13.20%	NM	4.95%
(2) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Highlights
For the year ended December 31, 2015:

•	Net income of $840 million decreased $25 million, compared to $865 million in 2014;

•
Net income included $31 million in after-tax restructuring charges and special noninterest expense items, compared with a net $180 million after-tax gain related to the Chicago Divestiture and $105 million after-tax in restructuring charges and special noninterest expense items in 2014. Excluding the restructuring charges and special items, net income increased $81 million, or 10%, to $871 million,(1) from $790 million(1) in 2014;

•
Net income available to common stockholders of $833 million decreased $32 million, compared to $865 million in 2014. Excluding the impact of the Chicago Divestiture gain, restructuring charges and special items net income available to common stockholders of $864 million(1) increased $74 million, or 9%, from 2014.

•
Net interest income of $3.4 billion increased $101 million, or 3%, from $3.3 billion in 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, the effect of the Chicago Divestiture, higher borrowing costs related to debt issuances, and higher deposit costs;

•
Net interest margin of 2.75% decreased 8 basis points, compared to 2.83% in 2014, given the impact of the continued low-rate environment on loan yields and mix, higher borrowing costs related to the issuance of subordinated debt and senior notes, higher deposit costs and the impact of the Chicago Divestiture;

•
Noninterest income of $1.4 billion decreased $256 million, or 15%, compared to $1.7 billion in 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the Chicago Divestiture gain, noninterest income increased $32 million, or 2%, as higher mortgage banking fees, bank-owned life insurance income, other income, and service charges and fees were partially offset by lower foreign exchange and trade finance fees, capital markets fees, trust and investment services fees and card fees;

•
Noninterest expense of $3.3 billion was down $133 million, or 4%, compared to $3.4 billion in 2014 driven by a $119 million decrease in restructuring charges and special items, and the impact of the Chicago Divestiture as investments to drive future growth were offset by the benefit of efficiency initiatives;

•
Provision for credit losses totaled $302 million, down $17 million, or 5%, from $319 million in 2014, reflecting continued improvement in credit quality. Results in 2015 included a net provision build of $18 million compared with a net $4 million release in 2014;

•
Return on average tangible common equity ratio of 6.45%(1) compared to 6.71%(1) for 2014. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.69%(1) from 6.13%(1) in 2014;

•
Average loans and leases of $96.2 billion increased $7.1 billion, or 8%, from $89.0 billion in 2014, driven by commercial loan growth and growth in auto, residential mortgage, and student loans, partially offset by a decrease in home equity balances and a reduction in the non-core loan portfolio;

•	Average interest-bearing deposits of $72.5 billion increased $8.1 billion, or 13%, from $64.4 billion (excluding deposits held for sale) in 2014, driven by growth in all deposit products;

•
Net charge-offs of $284 million decreased $39 million, or 12%, from $323 million in 2014 reflecting continued improvement in credit quality. The ALLL of $1.2 billion increased $21 million compared to year end 2014. ALLL to total loans and leases was 1.23% as of December 31, 2015, compared with 1.28% as of December 31, 2014. ALLL to non-performing loans and leases ratio was 115% as of December 31, 2015, compared with 109% as of December 31, 2014; and

•	Net income per average common share, basic and diluted, was $1.55 for 2015, which was unchanged from 2014 due to the impact on 2015 earnings per share of a $7 million preferred stock dividend.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $840 million in 2015, down $25 million, or 3%, from $865 million in 2014, driven by a $106 million after-tax decrease in restructuring charges and special items. 2015 results included $31 million of after-tax restructuring charges. 2014 results included the benefit of a $180 million after-tax gain related to the Chicago Divestiture and $105 million of after-tax restructuring charges related to our separation from RBS and enhanced efficiencies across the organization. Excluding the restructuring charges and special items, net income increased $81 million, or 10%, from 2014, driven by a pre-tax $133 million increase in revenue and a pre-tax $14 million decrease in noninterest expense.
The following table details the significant components of our net income for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change		Percent
Operating Data:
Net interest income	$3,402	$3,301	$101		3%
Noninterest income	1,422	1,678	(256)		(15)
Total revenue	4,824	4,979	(155)		(3)
Total revenue, excluding special items (1)	4,824	4,691	133		3
Provision for credit losses	302	319	(17)		(5)
Noninterest expense	3,259	3,392	(133)		(4)
Noninterest expense, excluding restructuring charges and special items (1)	3,209	3,223	(14)		—
Income before income tax expense	1,263	1,268	(5)		—
Income tax expense	423	403	20		5
Net income	840	865	(25)		(3)
Net income, excluding restructuring charges and special items (1)	871	790	81		10
Net income available to common stockholders	833	865	(32)		(4)
Net income available to common stockholders, excluding restructuring charges and special items (1)	864	790	74		9
Return on average tangible common equity (1)	6.45%	6.71%	(26	) bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1)	6.69%	6.13%	56	bps	—
(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Year Ended December 31,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,746	$5	0.29%	$2,113	$5	0.22%	($367)	7 bps
Taxable investment securities	24,649	621	2.52	24,319	619	2.55	330	(3)
Non-taxable investment securities	9	—	2.60	11	—	2.60	(2)	—
Total investment securities	24,658	621	2.52	24,330	619	2.55	328	(3)
Commercial	32,673	951	2.87	29,993	900	2.96	2,680	(9)
Commercial real estate	8,231	211	2.53	7,158	183	2.52	1,073	1
Leases	3,902	97	2.50	3,776	103	2.73	126	(23)
Total commercial	44,806	1,259	2.78	40,927	1,186	2.86	3,879	(8)
Residential mortgages	12,338	465	3.77	10,729	425	3.96	1,609	(19)
Home equity loans	3,025	163	5.38	3,877	205	5.29	(852)	9
Home equity lines of credit	14,958	441	2.95	15,552	450	2.89	(594)	6
Home equity loans serviced by others (1)	1,117	77	6.94	1,352	91	6.75	(235)	19
Home equity lines of credit serviced by others (1)	453	11	2.44	609	16	2.68	(156)	(24)
Automobile	13,516	372	2.75	11,011	282	2.57	2,505	18
Student	3,313	167	5.03	2,148	102	4.74	1,165	29
Credit cards	1,621	178	10.97	1,651	167	10.14	(30)	83
Other retail	1,003	78	7.75	1,186	88	7.43	(183)	32
Total retail	51,344	1,952	3.80	48,115	1,826	3.80	3,229	—
Total loans and leases	96,150	3,211	3.32	89,042	3,012	3.37	7,108	(5)
Loans held for sale, at fair value	301	10	3.47	163	5	3.10	138	37
Other loans held for sale	95	7	7.22	539	23	4.17	(444)	305
Interest-earning assets	122,950	3,854	3.12	116,187	3,664	3.14	6,763	(2)
Allowance for loan and lease losses	(1,196)			(1,230)			34
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,440			5,791			649
Total noninterest-earning assets	12,120			11,437			683
Total assets	$135,070			$127,624			$7,446
Liabilities and Stockholders’ Equity
Checking with interest	$16,666	$19	0.11%	$14,507	$12	0.08%	$2,159	3 bps
Money market and savings	43,458	117	0.27	39,579	77	0.19	3,879	8
Term deposits	12,424	101	0.82	10,317	67	0.65	2,107	17
Total interest-bearing deposits	72,548	237	0.33	64,403	156	0.24	8,145	9
Interest-bearing deposits held for sale	—	—	—	1,960	4	0.22	(1,960)	(22)
Federal funds purchased and securities sold under agreements to repurchase (2)	3,364	16	0.46	5,699	32	0.55	(2,335)	(9)
Other short-term borrowed funds	5,865	67	1.13	5,640	89	1.56	225	(43)
Long-term borrowed funds	4,479	132	2.95	1,907	82	4.25	2,572	(130)
Total borrowed funds	13,708	215	1.56	13,246	203	1.51	462	5
Total interest-bearing liabilities	86,256	452	0.52	79,609	363	0.45	6,647	7
Demand deposits	26,606			25,739			867
Demand deposits held for sale	—			462			(462)
Other liabilities	2,671			2,415			256
Total liabilities	115,533			108,225			7,308
Stockholders’ equity	19,537			19,399			138
Total liabilities and stockholders’ equity	$135,070			$127,624			$7,446
Interest rate spread			2.60			2.69		(9)
Net interest income		$3,402			$3,301
Net interest margin			2.75%			2.83%		(8)bps
Memo: Total deposits (interest-bearing and demand)	$99,154	$237	0.24%	$92,564	$160	0.17%	$6,590	7 bps
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2016. See “—Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $3.4 billion in 2015 increased $101 million, or 3%, compared to $3.3 billion in 2014, as the benefit of earning asset growth and a reduction in pay-fixed swap costs was partially offset by continued pressure from the relatively persistent low-rate environment on loan yields and mix, higher borrowing costs related to debt issuances, and higher deposit costs.
Average interest-earning assets increased $6.8 billion, or 6%, from 2014 due to a $3.9 billion increase in average commercial loans and leases, and a $3.2 billion increase in average retail loans as growth in auto, mortgage, and student loan balances, were partially offset by lower home equity outstandings, and a reduction in the non-core loan portfolio.
2015 net interest margin of 2.75% declined eight basis points compared to 2.83% in 2014 as the benefit of lower pay-fixed swap costs was more than offset by increased deposit costs, higher senior and subordinated debt borrowing costs and a modest decrease in loan yields. 2015 average interest-earning asset yields of 3.12% declined two basis points from 3.14% in 2014, reflecting the decline in the commercial loan and lease portfolio yields given the continued impact of the relatively persistent low-rate environment. Investment portfolio income of $621 million in 2015 remained relatively stable compared to $619 million in 2014.
    Total interest-bearing deposit costs of $237 million in 2015 increased $81 million, or 52%, from $156 million in 2014 and reflected a nine basis point increase in the rate paid on deposits to 0.33% from 0.24%. The increase in deposit costs reflected a shift in mix to longer duration deposits, largely term and money market products. The cost of term deposits increased to 0.82% in 2015 from 0.65% in 2014, and money market accounts and savings accounts increased to 0.27% in 2015 from 0.19% in 2014.
Total borrowed funds costs of $215 million in 2015 increased modestly from 2014. Within the federal funds purchased and securities sold under agreements to repurchase and other short-term borrowed funds, pay-fixed swap expense declined to $58 million for 2015 compared to $99 million in 2014. Including the impact of hedging costs, total borrowed funds rates increased to 1.56% from 1.51% in 2014. The increase in long-term borrowing expense of $50 million was driven by an increase in senior and subordinated debt as we continued to realign our liability and capital structure to better align with peers.
Noninterest Income
The following table details the significant components of our noninterest income:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Service charges and fees	$575	$574	$1	—%
Card fees	232	233	(1)	—
Trust and investment services fees	157	158	(1)	(1)
Mortgage banking fees	101	71	30	42
Capital markets fees	88	91	(3)	(3)
Foreign exchange and trade finance fees	90	95	(5)	(5)
Bank-owned life insurance income	56	49	7	14
Securities gains, net	29	28	1	4
Other income (1)	94	379	(285)	(75)
Noninterest income	$1,422	$1,678	($256)	(15%)
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income. Additionally, noninterest income for the year ended December 31, 2014 reflects a $288 million pre-tax gain related to the Chicago Divestiture.
Noninterest income of $1.4 billion in 2015 decreased $256 million, or 15%, compared to $1.7 billion in 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, noninterest income increased $32 million. Service charges and fees, card fees and trust and investment services fees remained relatively stable. Mortgage banking fees increased $30 million reflecting the benefit of improved portfolio sales gains and higher origination volumes. Capital markets fees decreased $3 million, reflecting lower overall market conditions. Securities gains remained relatively stable. Other income, excluding the impact of the $288 million pre-tax Chicago gain recorded in the second quarter of 2014, increased $3 million.
Provision for Credit Losses
Provision for credit losses of $302 million in 2015 declined $17 million from $319 million in 2014, reflecting continued improvement in credit quality. Net charge-offs for 2015 totaled $284 million, or 0.30% of average loans, compared to $323 million, or 0.36%, in 2014. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Salaries and employee benefits	$1,636	$1,678	($42)	(3%)
Outside services	371	420	(49)	(12)
Occupancy	319	326	(7)	(2)
Equipment expense	257	250	7	3
Amortization of software	146	145	1	1
Other operating expense	530	573	(43)	(8)
Noninterest expense	$3,259	$3,392	($133)	(4%)

Noninterest expense of $3.3 billion in 2015 declined $133 million or 4%, compared to $3.4 billion 2014, driven by a $119 million decrease in restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense decreased $14 million, driven by lower occupancy expense, salaries and employee benefits and other operating expense, partially offset by higher equipment, amortization of software, and outside services. Results reflected the impact of the Chicago Divestiture and investments to drive future growth, offset by the benefit of efficiency initiatives.

Provision for Income Taxes
Provision for income taxes of $423 million decreased from $403 million in 2014, respectively and reflected an effective tax rate of 33.5%, which increased from 31.8% in 2014. The increase in the effective income tax rate related to the tax-rate impact of combined reporting legislation, non-deductible permanent expense items, and the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. Furthermore, these increases were partially offset by the tax rate impact of the gain on the Chicago Divestiture in the second quarter of 2014.
At December 31, 2015, we reported a net deferred tax liability of $730 million, compared to a $493 million liability at December 31, 2014. The increase in the net deferred tax liability was primarily attributable to the increase in the deferred tax liability related to temporary differences of $261 million. For further discussion, see Note 15 “Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business-line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Residual assets, liabilities, capital and their related revenues, provision for credit losses and expenses are attributed to Other.
Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.3 billion as of December 31, 2015, down 25% from December 31, 2014. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.
The following tables present certain financial data of our business segments:

	As of and for the Year Ended December 31, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(1)	Consolidated
Net interest income	$2,198	$1,162	$42		$3,402
Noninterest income	910	415	97		1,422
Total revenue	3,108	1,577	139		4,824
Noninterest expense	2,456	709	94		3,259
Profit before provision for credit losses	652	868	45		1,565
Provision for credit losses	252	(13)	63		302
Income (loss) before income tax expense (benefit)	400	881	(18)		1,263
Income tax expense (benefit)	138	302	(17)		423
Net income (loss)	$262	$579	($1)		$840
Loans and leases and loans held for sale (year-end)	$53,344	$42,987	$3,076		$99,407
Average Balances:
Total assets	$52,848	$42,800	$39,422		$135,070
Loans and leases and loans held for sale	51,484	41,593	3,469		96,546
Deposits	69,748	23,473	5,933		99,154
Interest-earning assets	51,525	41,689	29,736		122,950
Key Metrics
Net interest margin	4.27%	2.79%	NM		2.75%
Efficiency ratio (2)	79.02	44.94	NM		67.56
Average loans to average deposits ratio (3)	73.81	177.19	NM		97.37
Return on average total tangible assets (2)	0.50	1.35	NM		0.65
Return on average tangible common equity (2) (4)	5.53	12.41	NM		6.45
(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
(2)  These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(3) Ratios include loans and leases held for sale.
(4)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Our capital levels are evaluated and managed centrally, however, capital is allocated to the operating segments to support evaluation of business performance. Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the funds transfer pricing process, is included in Other.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for credit losses is allocated to each business segment based on actual net charge-offs that have been recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other.
Noninterest income and expense directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to our Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by the business segment. Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services.
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
Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$2,198	$2,151	$47	2%
Noninterest income	910	899	11	1
Total revenue	3,108	3,050	58	2
Noninterest expense	2,456	2,513	(57)	(2)
Profit before provision for credit losses	652	537	115	21
Provision for credit losses	252	259	(7)	(3)
Income before income tax expense	400	278	122	44
Income tax expense	138	96	42	44
Net income	$262	$182	$80	44
Loans and leases and loans held for sale (year-end)	$53,344	$49,919	$3,425	7
Average Balances:
Total assets	$52,848	$48,939	$3,909	8
Loans and leases and loans held for sale (1)	51,484	47,745	3,739	8
Deposits and deposits held for sale (2)	69,748	68,214	1,534	2
Interest-earning assets	51,525	47,777	3,748	8%
Key Metrics
Net interest margin	4.27%	4.50%	(23) bps	—
Efficiency ratio (3)	79.02	82.39	(337) bps	—
Average loans to average deposits ratio (4)	73.81	69.99	382 bps	—
Return on average total tangible assets (3)	0.50	0.37	13 bps	—
Return on average tangible common equity (3) (5)	5.53	3.90	163 bps	—

(1)  Average loans held for sale for the year ended December 31, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the year ended December 31, 2014 include deposits relating to the Chicago Divestiture.
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
Consumer Banking net income of $262 million in 2015 increased $80 million, or 44%, from 2014, reflecting higher revenue and lower expense.
Consumer Banking total revenue of $3.1 billion in 2015 increased $58 million from 2014 despite the impact of the Chicago Divestiture, driven by loan and deposit growth as well as growth in overall fee revenue tied to mortgage banking and service charges, net.
Net interest income of $2.2 billion increased 2% from 2014, driven by the benefit of loan growth, with particular strength in auto, residential mortgage and student loans of $910 million partially offset by the effect of the relatively persistent low-rate

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

environment as well as the impact of the Chicago Divestiture. Noninterest income increased 1% driven by strength in mortgage banking and higher service charges, partially offset by the Chicago Divestiture.
Noninterest expense of $2.5 billion in 2015 decreased $57 million, or 2%, from $2.5 billion in 2014, reflecting a combination of Chicago Divestiture and cost saving actions and offset by the continued investment in the business to drive future growth.
Provision for credit losses of $252 million in 2015 decreased $7 million, or 3%, from $259 million in 2014, reflecting continued improvement in credit quality, partially offset by the continued growth in loan balances.
Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$1,162	$1,073	$89	8%
Noninterest income	415	429	(14)	(3)
Total revenue	1,577	1,502	75	5
Noninterest expense	709	652	57	9
Profit before provision for credit losses	868	850	18	2
Provision for credit losses	(13)	(6)	(7)	(117)
Income before income tax expense	881	856	25	3
Income tax expense	302	295	7	2
Net income	$579	$561	$18	3
Loans and leases and loans held for sale (year-end)	$42,987	$39,861	$3,126	8
Average Balances:
Total assets	$42,800	$38,483	$4,317	11
Loans and leases and loans held for sale (1)	41,593	37,683	3,910	10
Deposits and deposits held for sale (2)	23,473	19,838	3,635	18
Interest-earning assets	41,689	37,809	3,880	10
Key Metrics
Net interest margin	2.79%	2.84%	(5) bps	—
Efficiency ratio (3)	44.94	43.37	157 bps	—
Average loans to average deposits ratio (4)	177.19	189.96	(1,277) bps	—
Return on average total tangible assets (3)	1.35	1.46	(11) bps	—
Return on average tangible common equity (3) (5)	12.41	13.43	(102) bps	—

(1)  Average loans held for sale for the year ended December 31, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the year ended December 31, 2014 include deposits relating to the Chicago Divestiture.
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
Commercial Banking net income of $579 million increased $18 million, or 3%, from 2014, as an increase in net interest income driven by strong balance sheet growth, deposit cost improvement and reduced impairment costs more than offset lower noninterest income and an increase in noninterest expense.
Net interest income of $1.2 billion in 2015 increased $89 million, or 8%, from 2014, reflecting the benefit of an increase of $3.9 billion in average loan balances and $3.6 billion in average deposits, partially offset by spread compression.
Noninterest income of $415 million in 2015 decreased $14 million, or 3%, from 2014 as the benefit of an increase in service charges and fees, interest rate products, and card fees was more than offset by lower leasing income, foreign exchange and trade finance fees, and capital markets fee income.
Noninterest expense of $709 million in 2015 increased $57 million, or 9%, from $652 million in 2014, reflecting increased salary and benefits costs, outside services, and insurance expense, including continued investments to drive future growth.
Provision for credit losses resulted in a net recovery of $13 million in 2015 compared to a net recovery of $6 million in 2014 and reflected continued improvement in credit quality.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$42	$77	($35)	(45%)
Noninterest income	97	350	(253)	(72)
Total revenue	139	427	(288)	(67)
Noninterest expense	94	227	(133)	(59)
Profit before provision for credit losses	45	200	(155)	(78)
Provision for credit losses	63	66	(3)	(5)
(Loss) income before income tax (benefit) expense	(18)	134	(152)	(113)
Income tax (benefit) expense	(17)	12	(29)	(242)
Net (loss) income	($1)	$122	($123)	(101)
Loans and leases and loans held for sale (year-end)	$3,076	$3,911	($835)	(21)
Average Balances:
Total assets	$39,422	$40,202	($780)	(2)
Loans and leases and loans held for sale	3,469	4,316	(847)	(20)
Deposits and deposits held for sale	5,933	4,512	1,421	31
Interest-earning assets	29,736	30,601	(865)	(3)
Other recorded a net loss of $1 million in 2015 compared to net income of $122 million in 2014. The net loss in 2015 included $31 million of after-tax restructuring charges and special items. Net income in 2014 included a $180 million after-tax gain related to the Chicago Divestiture partially offset by $105 million of after-tax restructuring charges and special items. Excluding these items, net income decreased by $17 million.
Net interest income in 2015 decreased $35 million to $42 million compared to $77 million in 2014. The decrease was driven primarily by an increase in wholesale funding costs, and lower non-core loans, partially offset by a reduction in interest rate swap costs.
Noninterest income in 2015 decreased $253 million driven by the $288 million pre-tax gain on the Chicago Divestiture. Excluding the gain, noninterest income increased $35 million driven by an accounting change for low-income housing investments, which is offset in income tax expense.
Noninterest expense in 2015 of $94 million decreased $133 million from 2014, reflecting lower restructuring charges and special items of $119 million and lower employee incentive costs.
The provision for credit losses in 2015 decreased $3 million to $63 million compared to $66 million in 2014, reflecting stable credit quality and a decrease in non-core net charge-offs of $23 million to $44 million in 2015 compared to $67 million in 2014. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry-performance trends and other pertinent information. The provision also reflected an increase in overall credit exposure associated with growth in our loan portfolio.
Total assets as of December 31, 2015 included $2.1 billion and $4.7 billion of goodwill related to the Consumer Banking and Commercial Banking reporting units, respectively. For further information regarding the reconciliation of segment results to GAAP results, see Note 24 “Business Segments” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Highlights
For the year ended December 31, 2014:

•	Net income of $865 million increased $4.3 billion compared to a loss of $3.4 billion in 2013;

•
Net income included a net $180 million after-tax gain related to the Chicago Divestiture and $105 million after-tax restructuring charges and special noninterest expense items largely related to our separation from RBS and ongoing efforts to improve processes and enhance efficiencies across the organization. 2013 included an after-tax goodwill impairment charge of $4.1 billion. Excluding the Chicago gain, restructuring charges and special items and the goodwill impairment charge, net income increased $119 million, or 18%, to $790 million(1), from $671 million(1) in 2013;

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

•
Our return on average tangible common equity ratio improved to 6.71%(1), from (25.91%)(1) in 2013. Excluding the impact of the goodwill impairment, restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.13%(1) from 5.08%(1) in 2013;

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income (Loss)
Net income totaled $865 million in 2014, and included $75 million of after-tax net restructuring charges and special items related to our separation from RBS, efforts to improve processes and enhance efficiencies across the organization, and the Chicago Divestiture. These results increased $4.3 billion from 2013, which included a $4.1 billion after-tax goodwill impairment charge. Excluding the gain, restructuring charges and special items and impairment charge noted above, 2014 net income increased $119 million, or 18%, from 2013, as the benefit of lower provision for credit losses and higher net interest income was partially offset by the effect of lower noninterest income and increased noninterest expense.
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
The following table details the significant components of our net income (loss) for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2014	2013	Change		Percent
Operating Data:
Net interest income	$3,301	$3,058	$243		8%
Noninterest income	1,678	1,632	46		3
Total revenue	4,979	4,690	289		6
Total revenue, excluding special items (1)	4,691	4,690	1		—
Provision for credit losses	319	479	(160)		(33)
Noninterest expense	3,392	7,679	(4,287)		(56)
Noninterest expense, excluding goodwill impairment (1)	3,392	3,244	148		5
Noninterest expense, excluding goodwill impairment, restructuring charges and special items (1)	3,223	3,218	5		—
Income (loss) before income tax expense (benefit)	1,268	(3,468)	4,736		137
Income tax expense (benefit)	403	(42)	445		1,060
Net income (loss)	865	(3,426)	4,291		125
Net income, excluding goodwill impairment (1)	865	654	211		32
Net income, excluding goodwill impairment, restructuring charges and special items(1)	790	671	119		18
Return on average tangible common equity (1)	6.71%	(25.91%)	NM		—
Return on average tangible common equity, excluding goodwill impairment (1)	6.71%	4.95%	176	bps	—
Return on average tangible common equity, excluding goodwill impairment, restructuring charges and special items (1)	6.13%	5.08%	105	bps	—
(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Year Ended December 31,						Change
	2014			2013
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,113	$5	0.22%	$2,278	$11	0.46%	($165)	(24) bps
Taxable investment securities	24,319	619	2.55	19,062	477	2.50	5,257	5
Non-taxable investment securities	11	—	2.60	12	—	2.66	(1)	(6)
Total investment securities	24,330	619	2.55	19,074	477	2.50	5,256	5
Commercial	29,993	900	2.96	28,654	900	3.10	1,339	(14)
Commercial real estate	7,158	183	2.52	6,568	178	2.67	590	(15)
Leases	3,776	103	2.73	3,463	105	3.05	313	(32)
Total commercial	40,927	1,186	2.86	38,685	1,183	3.02	2,242	(16)
Residential mortgages	10,729	425	3.96	9,104	360	3.96	1,625	—
Home equity loans	3,877	205	5.29	4,606	246	5.35	(729)	(6)
Home equity lines of credit	15,552	450	2.89	16,337	463	2.83	(785)	6
Home equity loans serviced by others (1)	1,352	91	6.75	1,724	115	6.65	(372)	10
Home equity lines of credit serviced by others (1)	609	16	2.68	768	22	2.88	(159)	(20)
Automobile	11,011	282	2.57	8,857	235	2.65	2,154	(8)
Student	2,148	102	4.74	2,202	95	4.30	(54)	44
Credit cards	1,651	167	10.14	1,669	175	10.46	(18)	(32)
Other retail	1,186	88	7.43	1,453	107	7.36	(267)	7
Total retail	48,115	1,826	3.80	46,720	1,818	3.89	1,395	(9)
Total loans and leases	89,042	3,012	3.37	85,405	3,001	3.50	3,637	(13)
Loans held for sale, at fair value	163	5	3.10	392	12	3.07	(229)	3
Other loans held for sale	539	23	4.17	—	—	—	539	NM
Interest-earning assets	116,187	3,664	3.14	107,149	3,501	3.25	9,038	(11)
Allowance for loan and lease losses	(1,230)			(1,219)			(11)
Goodwill	6,876			9,063			(2,187)
Other noninterest-earning assets	5,791			5,873			(82)
Total noninterest-earning assets	11,437			13,717			(2,280)
Total assets	$127,624			$120,866			$6,758
Liabilities and Stockholders' Equity
Checking with interest	$14,507	$12	0.08%	$14,096	$8	0.06%	$411	2 bps
Money market and savings	39,579	77	0.19	42,575	105	0.25	(2,996)	(6)
Term deposits	10,317	67	0.65	11,266	103	0.91	(949)	(26)
Total interest-bearing deposits	64,403	156	0.24	67,937	216	0.32	(3,534)	(8)
Interest-bearing deposits held for sale	1,960	4	0.22	—	—	—	1,960	22
Federal funds purchased and securities sold under agreements to repurchase (2)	5,699	32	0.55	2,400	192	7.89	3,299	NM
Other short-term borrowed funds	5,640	89	1.56	251	4	1.64	5,389	(8)
Long-term borrowed funds	1,907	82	4.25	778	31	3.93	1,129	32
Total borrowed funds	13,246	203	1.51	3,429	227	6.53	9,817	NM
Total interest-bearing liabilities	79,609	363	0.45	71,366	443	0.61	8,243	(16)
Demand deposits	25,739			25,399			340
Demand deposits held for sale	462			—			462
Other liabilities	2,415			2,267			148
Total liabilities	108,225			99,032			9,193
Stockholders' equity	19,399			21,834			(2,435)
Total liabilities and stockholders' equity	$127,624			$120,866			$6,758
Interest rate spread			2.69			2.64		5
Net interest income		$3,301			$3,058
Net interest margin			2.83%			2.85%		(2) bps
Memo: Total deposits (interest-bearing and demand)	$92,564	$160	0.17%	$93,336	$216	0.23%	($772)	(6) bps
(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2015. See “—Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014 — Derivatives” for further information.

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
The following table details the significant components of our noninterest income:

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
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income. Additionally, noninterest income for the year ended December 31, 2014 reflects a $288 million pre-tax gain related to the Chicago Divestiture.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The following table displays the significant components of our noninterest expense:

	Year Ended December 31,
(dollars in millions)	2014	2013	Change	Percent
Salaries and employee benefits	$1,678	$1,652	$26	2%
Outside services	420	360	60	17
Occupancy	326	327	(1)	—
Equipment expense	250	275	(25)	(9)
Amortization of software	145	102	43	42
Goodwill impairment	—	4,435	(4,435)	(100)
Other operating expense	573	528	45	9
Noninterest expense	$3,392	$7,679	($4,287)	(56%)
Noninterest expense of $3.4 billion in 2014 decreased $4.3 billion from 2013, which included a $4.4 billion pre-tax goodwill impairment charge. Our 2014 noninterest expense included $169 million of pre-tax restructuring charges and special items largely related to our separation from RBS as well as ongoing efforts to improve processes and enhance efficiencies across the organization compared with $26 million of restructuring charges and special items in 2013. The 2014 charge included $78 million in outside services, $44 million in salaries and employee benefits, $16 million in occupancy, $6 million in software, $4 million in equipment and $21 million in other operating expense. Excluding the restructuring charges and special items and the goodwill impairment, noninterest expense remained relatively stable, as the benefit of our efficiency initiatives helped offset investment in the business to drive future earnings growth as well as higher regulatory costs. See Note 22 “Exit Costs and Restructuring Reserves” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

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
At December 31, 2014, we reported a net deferred tax liability of $493 million, compared to a $199 million liability at December 31, 2013. The increase in the net deferred tax liability was attributable to the utilization of net operating loss and tax credit carryforwards of $76 million (which decreased the deferred tax asset), a decrease in the tax effect on OCI of $153 million (which also decreased the deferred tax asset) and an increase in the deferred tax liability related to temporary differences of $65 million. For further discussion, see Note 15 “Income Taxes” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

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
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014 — Loans and Leases-Non-Core Assets.”
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Provision for credit losses of $259 million in 2014 decreased $49 million, or 16%, from $308 million in 2013, reflecting improved credit quality.
Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2014	2013	Change	Percent
Net interest income	$1,073	$1,031	$42	4%
Noninterest income	429	389	40	10
Total revenue	1,502	1,420	82	6
Noninterest expense	652	635	17	3
Profit before provision for credit losses	850	785	65	8
Provision for credit losses	(6)	(7)	1	14
Income before income tax expense	856	792	64	8
Income tax expense	295	278	17	6
Net income	$561	$514	$47	9
Loans and leases and loans held for sale (year-end) (1)	$39,861	$36,155	$3,706	10
Average Balances:
Total assets	$38,483	$35,229	$3,254	9
Loans and leases and loans held for sale (1)	37,683	34,647	3,036	9
Deposits and deposits held for sale	19,838	17,516	2,322	13
Interest-earning assets	37,809	34,771	3,038	9%
Key Metrics
Net interest margin	2.84%	2.97%	(13) bps	—
Efficiency ratio (2)	43.37	44.66	(129) bps	—
Average loans to average deposits ratio	189.96	197.80	(784) bps	—
Return on average total tangible assets (2)	1.46	1.46	— bps	—
Return on average tangible common equity (2) (3)	13.43	13.20	23 bps	—
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(dollars in millions)	2014	2013	Change	Percent
Net interest income (expense)	$77	($149)	$226	152%
Noninterest income	350	218	132	61
Total revenue	427	69	358	519
Noninterest expense	227	4,522	(4,295)	(95)
Profit (loss) before provision for credit losses	200	(4,453)	4,653	104
Provision for credit losses	66	178	(112)	(63)
Income (loss) before income tax expense (benefit)	134	(4,631)	4,765	103
Income tax expense (benefit)	12	(449)	461	103
Net income (loss)	$122	($4,182)	$4,304	103
Loans and leases and loans held for sale (year-end)	$3,911	$5,939	($2,028)	(34)
Average Balances:
Total assets	$40,202	$39,172	$1,030	3
Loans and leases and loans held for sale	4,316	6,044	(1,728)	(29)
Deposits and deposits held for sale	4,512	3,662	851	23
Interest-earning assets	30,601	27,243	3,358	12%
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
Noninterest expense in 2014 of $227 million included $169 million of pre-tax restructuring charges and special items and decreased $4.3 billion from 2013, which included the $4.4 billion pre-tax goodwill impairment charge, and $26 million of pre-tax restructuring charges and special items. Excluding the goodwill impairment, restructuring charges and special items, noninterest expense decreased $3 million largely reflecting lower costs related to the non-core loan portfolio, largely offset by higher employee incentive costs. For further information about these special items, including expected additional future costs, see Note 22 “Exit Costs and Restructuring Reserves” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
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
Total assets as of December 31, 2014 included $2.1 billion and $4.7 billion of goodwill related to the Consumer Banking and Commercial Banking reporting units, respectively. For further information regarding the reconciliation of segment results to GAAP results, see Note 24 “Business Segments” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — December 31, 2015 Compared with December 31, 2014
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

	December 31,
(dollars in millions)	2015	2014	Change	Percent
Commercial	$33,264	$31,431	$1,833	6%
Commercial real estate	8,971	7,809	1,162	15
Leases	3,979	3,986	(7)	—
Total commercial	46,214	43,226	2,988	7
Residential mortgages	13,318	11,832	1,486	13
Home equity loans	2,557	3,424	(867)	(25)
Home equity lines of credit	14,674	15,423	(749)	(5)
Home equity loans serviced by others (1)	986	1,228	(242)	(20)
Home equity lines of credit serviced by others (1)	389	550	(161)	(29)
Automobile	13,828	12,706	1,122	9
Student	4,359	2,256	2,103	93
Credit cards	1,634	1,693	(59)	(3)
Other retail	1,083	1,072	11	1
Total retail	52,828	50,184	2,644	5
Total loans and leases (2) (3)	$99,042	$93,410	$5,632	6%
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $365 million and $281 million as of December 31, 2015 and 2014, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.6 billion and $17.9 billion at December 31, 2015 and 2014, respectively.
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
Total loans and leases of $99.0 billion as of December 31, 2015, increased $5.6 billion, or 6%, from $93.4 billion as of December 31, 2014, reflecting growth in retail and commercial. Total commercial loans and leases of $46.2 billion grew $3.0 billion, or 7%, from $43.2 billion as of December 31, 2014, reflecting commercial loan growth of $1.8 billion and growth in commercial real estate of $1.2 billion. Total retail loans of $52.8 billion increased $2.6 billion, or 5%, from $50.2 billion as of December 31, 2014, as a $2.1 billion increase in student, a $1.5 billion increase in residential mortgages, and a $1.1 billion increase in auto, were partially offset by lower home equity balances, including continued run off in the non-core portfolio.
The effect of loan purchases and sales in 2015, net of run off of previously purchased loans, increased year-end loans by $1.2 billion. See Note 4 “Loans and Leases” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

	December 31,		(Date of Designation)	Change from	Change from
(dollars in millions)	2015	2014	June 30, 2009	2015-2014	2015-2009
Commercial	$38	$68	$1,900	(44%)	(98%)
Commercial real estate	130	216	3,412	(40)	(96)
Total commercial	168	284	5,312	(41)	(97)
Residential mortgages	297	365	1,467	(19)	(80)
Home equity loans	69	118	384	(42)	(82)
Home equity lines of credit	74	121	231	(39)	(68)
Home equity loans serviced by others (1)	986	1,228	4,591	(20)	(79)
Home equity lines of credit serviced by others (1)	389	550	1,589	(29)	(76)
Automobile	—	—	769	—	(100)
Student	329	369	1,495	(11)	(78)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	2,144	2,751	14,789	(22)	(86)
Total non-core loans	2,312	3,035	20,101	(24)	(88)
Other assets	26	65	378	(60)	(93)
Total non-core assets	$2,338	$3,100	$20,479	(25%)	(89%)
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.3 billion as of December 31, 2015. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and December 31, 2015, the portfolio decreased $18.1 billion, including principal repayments of $10.1 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion. Transfers from non-core back to core were handled on an individual-request basis and managed through our chief credit officer.
Non-core assets totaled $2.3 billion as of December 31, 2015, down 25% from December 31, 2014, driven by principal repayments of $696 million. Commercial non-core loan balances declined 41% compared to December 31, 2014, ending at $168 million compared to $284 million at December 31, 2014. Retail non-core loan balances of $2.1 billion decreased $607 million, or 22%, compared to December 31, 2014.
The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $763 million and $1.1 billion as of December 31, 2015 and 2014, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.4 billion as of December 31, 2015, compared to $1.8 billion as of December 31, 2014. The SBO portfolio represented 4% of the retail real estate secured portfolio and 3% of the overall retail loan portfolio as of December 31, 2015.
The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 712 and CLTV of 90% as of December 31, 2015. The proportion of the portfolio in a second lien (subordinated) position was 96% with 72% of the portfolio in out-of-footprint geographies including 28% in California, Nevada, Arizona and Florida.
SBO credit performance continued to improve in 2015 driven by continued portfolio liquidation (the weakest performing loans have already been charged off), more effective account servicing and collection strategies, and improvements in the real estate market. SBO portfolio year-to-date net charge-offs of $20.2 million, or 1.3% annualized, as of December 31, 2015 improved 82 basis points from 2.1% for the full year 2014.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an ALLL and a reserve for unfunded lending commitments. This allowance is created through charges to income, or provision for credit losses, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
The allowance for credit losses totaled $1.3 billion at December 31, 2015 and 2014, respectively. Our ALLL was 1.23% of total loans and leases and 115% of nonperforming loans and leases as of December 31, 2015 compared with 1.28% and 109% as of December 31, 2014.
Overall, loan portfolio credit quality continued to improve across many measures in the year ended December 31, 2015; however, as expected, the rate of improvement began to level off in the second half of 2015 as credit trends continued to normalize from lower levels. As such, we expect asset quality trends to continue to normalize in the future. Net charge-offs for the year ended December 31, 2015 of $284 million decreased 12% compared to $323 million for the year ended December 31, 2014. The portfolio annualized net charge-off rate declined to 0.30% for the year ended December 31, 2015 from 0.36% for the year ended December 31, 2014. The 90 day or more past due delinquency rate was 0.9% as of December 31, 2015 and 2014. Nonperforming loans and leases totaled $1.1 billion, or 1.07%, of the total portfolio as of December 31, 2015 and $1.1 billion, or 1.18% in December 31, 2014. At December 31, 2015, $742 million of nonperforming loans and leases had been designated as impaired and had no specific ALLL because they had been written down to the fair value of their collateral. These impaired loans included $672 million of retail loans and $70 million of commercial loans.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial real estate loans and leases. The portfolio is predominantly focused on customers in our footprint where our local delivery model provides for strong client connectivity. However, we also do business in certain specialized industry sectors on a national basis.
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
As of December 31, 2015, nonperforming commercial loans and leases decreased $16 million, or 10%, to $148 million, compared to $164 million as of December 31, 2014, driven by a 38% decline in commercial nonperforming loans. As of December 31, 2015, total commercial nonperforming loans stood at 0.3% of the commercial loan portfolio, compared to 0.4% as of December 31, 2014. Net charge-offs in our total commercial loan and lease portfolio for the year ended December 31, 2015 reflected a net recovery of $13 million compared to a net recovery of $15 million for the year ended December 31, 2014. See “—Key Factors Affecting Our Business — Credit Trends” for further details.
Notwithstanding the improvement in nonperforming loans and leases, during the year ended December 31, 2015, total criticized loans and leases in the total commercial loan and lease portfolio, including commercial real estate loans, increased to $2.6 billion, or 5.6% of the portfolio compared to $1.9 billion, or 4.5%, at December 31, 2014. Commercial loan criticized balances increased to $2.0 billion, or 6.0%, of the commercial loan portfolio compared to $1.4 billion, or 4.5%, as of December 31, 2014, driven by a $331 million increase in the oil and gas industry portfolio, with most of the commercial loan criticized balance increase occurring in fourth quarter 2015. Commercial real estate criticized balances increased to $521 million, or 5.8%, of the commercial real estate portfolio compared to $455 million, or 5.8%, as of December 31, 2014. Commercial loans accounted for 76% of criticized loans as of December 31, 2015, compared to 73% as of December 31, 2014. Commercial real estate accounted for 20% of criticized loans as of December 31, 2015, compared to 24% as of December 31, 2014.
Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance and student lending portfolios. Retail assets increased to $52.8 billion as of December 31, 2015, a 5% increase from December 31, 2014, driven by growth in the student lending, residential mortgage and auto finance portfolio, offset by a reduction in home equity balances, including run off in the non-core portfolio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The credit composition of our retail loan portfolio at December 31, 2015 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 757, an improvement of 2 points from December 31, 2014. Our real estate CLTV ratio is calculated as the mortgage and second lien loan balance divided by the appraised value of the property and was 63.6% as of December 31, 2015 compared to 65.4% as of December 31, 2014. Excluding the SBO portfolio, the real estate CLTV was 62.3% as of December 31, 2015 compared to 63.8% as of December 31, 2014. Asset quality is improving with a net charge-off rate (core and non-core) of 0.58% for the year ended December 31, 2015, a decrease of 12 basis points from the year ended December 31, 2014.
Nonperforming retail loans as a percentage of total retail loans were 1.7% as of December 31, 2015, a 14 basis point decrease from December 31, 2014. Retail nonaccrual loans of $904 million at December 31, 2015 decreased $26 million from $930 million at December 31, 2014, reflecting lower mortgage and home equity portfolios, partially offset by increases in the student lending and auto finance portfolios.
Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”
Troubled Debt Restructuring
TDR is the classification given to a loan that has been restructured in a manner that grants a concession, that we would not otherwise make, to a borrower that is experiencing financial hardship. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of December 31, 2015 and 2014, we classified $1.2 billion as retail TDRs. In the retail TDR population, $379 million were in nonaccrual status of which 51% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
The table below presents an aging of our retail TDRs:

	December 31, 2015
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$327	$37	$77	$441
Home equity loans	170	19	35	224
Home equity lines of credit	163	11	20	194
Home equity loans serviced by others (1)	67	3	4	74
Home equity lines of credit serviced by others (1)	6	1	3	10
Automobile	13	1	—	14
Student	157	6	2	165
Credit cards	25	2	1	28
Other retail	14	1	—	15
Total	$942	$81	$142	$1,165

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the accrual status of our retail TDRs:

	December 31, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$279	$162	$441
Home equity loans	158	66	224
Home equity lines of credit	107	87	194
Home equity loans serviced by others (1)	52	22	74
Home equity lines of credit serviced by others (1)	4	6	10
Automobile	6	8	14
Student	138	27	165
Credit cards	27	1	28
Other retail	15	—	15
Total	$786	$379	$1,165
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. The following table presents our securities available for sale and held to maturity:

	December 31, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury	$16	$16	$15	$15	$1	7%
State and political subdivisions	9	9	10	10	(1)	(10)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,234	17,320	17,683	17,934	(614)	(3)
Other/non-agency	555	522	703	672	(150)	(22)
Total mortgage-backed securities	17,789	17,842	18,386	18,606	(764)	(4)
Total debt securities	17,814	17,867	18,411	18,631	(764)	(4)
Marketable equity securities	5	5	10	13	(8)	(62)
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	22	25	(8)	(32)
Total securities available for sale	$17,831	$17,884	$18,433	$18,656	($772)	(4)
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,105	$4,121	$3,728	$3,719	$402	11
Other/non-agency	1,153	1,176	1,420	1,474	(298)	(20)
Total securities held to maturity	$5,258	$5,297	$5,148	$5,193	$104	2
Total securities available for sale and held to maturity	$23,089	$23,181	$23,581	$23,849	($668)	(3%)

As of December 31, 2015, the fair value of the AFS and HTM securities portfolio decreased by $668 million, or 3%, to $23.2 billion, compared to $23.8 billion as of December 31, 2014, reflecting sales of mortgage-backed securities and a corresponding  reduction in collateralized borrowings, partially offset by continued reinvestment of securities cashflows and an increase in the market value of the securities portfolio due to a decline in interest rates as of December 31, 2015. As of December 31, 2015, the portfolio’s average effective duration was 3.5 years compared with 4.2 years as of December 31, 2014.
The securities portfolio included high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represented the vast majority of the securities portfolio holdings. The portfolio composition has also

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

been dominated by holdings backed by mortgages so that they may be pledged to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I, Item 1 — Business, included elsewhere in this report.
Income on debt securities portfolios totaled $579 million for the year ended December 31, 2015, a decrease of $4 million, or 1%, from $583 million for the year ended December 31, 2014, and reflected a yield of 2.44% compared with 2.49% for the year ended December 31, 2014.
Deposits
The table below represents the major components of our deposits:

	December 31,
(dollars in millions)	2015	2014	Change	Percent
Demand	$27,649	$26,086	$1,563	6%
Checking with interest	17,921	16,394	1,527	9
Regular savings	8,218	7,824	394	5
Money market accounts	36,727	33,345	3,382	10
Term deposits	12,024	12,058	(34)	—
Total deposits	$102,539	$95,707	$6,832	7%

Total deposits as of December 31, 2015, increased $6.8 billion, or 7%, to $102.5 billion compared to $95.7 billion as of December 31, 2014 and reflected particular strength in money market accounts, demand and checking with interest.

Borrowed Funds
Short-term borrowed funds
The following is a summary of our short-term borrowed funds:

	December 31,
(dollars in millions)	2015	2014	Change	Percent
Federal funds purchased	$—	$574	($574)	(100%)
Securities sold under agreements to repurchase	802	3,702	(2,900)	(78)
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,630	6,253	(3,623)	(58)
Total short-term borrowed funds	$3,432	$10,529	($7,097)	(67%)
Short-term borrowed funds of $3.4 billion as of December 31, 2015, decreased $7.1 billion from December 31, 2014, as we reduced our reliance on short-term borrowings, including short-term FHLB borrowings, repurchase agreements, and federal funds purchased.
As of December 31, 2015, our total contingent liquidity was $23.1 billion, consisting of $2.0 billion in net cash at the FRB (which is defined as excess cash balances held at the FRBs), $17.0 billion in unencumbered high-quality securities, and $4.1 billion in unused FHLB borrowing capacity. Additionally, $11.0 billion in unencumbered loans pledged at the FRBs created total available liquidity of approximately $34.1 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	2013
Weighted-average interest rate at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.15%	0.14%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.44	0.26	0.20
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$5,114
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	2,251
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase	$3,364	$5,699	$2,400
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,865	5,640	251
Weighted-average interest rate during the year:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.12%	0.31%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.28	0.25	0.44
Long-term borrowed funds
The following is a summary of our long-term borrowed funds:

	December 31,
(in millions)	2015	2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	—	333
4.691% fixed rate subordinated debt, due 2024 (1)	—	334
4.153% fixed rate subordinated debt, due 2024 (1) (2)	250	333
4.023% fixed rate subordinated debt, due 2024 (1) (3)	331	333
4.082% fixed rate subordinated debt, due 2025 (1) (4)	331	334
4.350% fixed rate subordinated debt, due 2025	250	—
4.300% fixed rate subordinated debt, due 2025	750	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (5) (6)	749	750
2.300% senior unsecured notes, due 2018 (5) (7)	747	—
2.450% senior unsecured notes, due 2019 (5) (8)	752	746
Federal Home Loan advances due through 2033	5,018	772
Other	25	24
Total long-term borrowed funds	$9,886	$4,642
(1) Borrowed funds with RBS. See Note 19 “Related Party Transactions and Significant Transactions with RBS” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
(2) Interest is payable until January 1, 2016 at a fixed rate per annum of 4.153% and at a fixed rate per annum of 3.750% thereafter.
(3) $333 million principal balance of subordinated debt reflects the impact of $2 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
(4) $334 million principal balance of subordinated debt reflects the impact of $3 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
(5) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(6) $750 million principal balance of unsecured notes reflects the impact of $1 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
(7) $750 million principal balance of unsecured notes reflects the impact of $3 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
(8) $750 million principal balance of unsecured notes reflects the impact of $2 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On December 3, 2015, we repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the repurchase price and the net carrying amount of the subordinated debt was recognized as a gain on extinguishment of the debt. To fund the repurchase, we issued $750 million of new subordinated debt with a 4.300% fixed rate and a ten year maturity.
Long-term borrowed funds of $9.9 billion as of December 31, 2015 increased $5.2 billion from December 31, 2014, primarily driven by a $4.2 billion increase in long term FHLB advances, a $750 million increase in senior bank debt, and a $250 million increase in subordinated debt used to fund the August 3, 2015 repurchase of 9,615,384 shares of our common stock.

Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits or issue senior or subordinated notes.

Derivatives
We use pay-fixed swaps to lengthen liabilities synthetically and offset duration in fixed-rate assets. We also use pay-fixed swaps to hedge floating rate wholesale funding. Notional balances totaled $5.0 billion as of December 31, 2015, compared with $1.0 billion as of December 31, 2014, as we added $4.0 billion of new forward-starting swaps in 2015 to rebalance our interest profile. Pay-fixed rates on the swaps ranged from 1.96% to 4.30% as of December 31, 2015, compared to 4.18% to 4.30% as of December 31, 2014. We received the daily federal funds effective rate on the legacy $1.0 billion notional. The hedges that were added in 2015 are forward starting and begin accruing interest in 2017, at which point we will receive one-month LIBOR and pay an average fixed rate of 2.06%.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. At December 31, 2015 and 2014, the notional amount of receive-fixed swap hedges of floating-rate loans totaled $8.5 billion and $4.0 billion, respectively, and the fixed-rate ranges were 0.77% to 2.04% and 1.78% to 2.04%, respectively. We paid one-month LIBOR on these swaps.
In December 2015, we entered into:

•
A forward starting $500 million pay-fixed interest-rate swap agreement to manage the interest rate exposure on forecasted issuance of senior fixed-rate debt to be issued in July 2016. We pay a fixed rate of 1.82% on the swap agreement and receive three-month LIBOR;

•
A $166 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on fixed-rate sub-debt issued in October 2014. This agreement converted the 4.02% fixed-rate debt coupon to three-month LIBOR. We receive a fixed rate of 2.02% on the swap agreement and pay three-month LIBOR; and,

•
A $334 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on fixed-rate sub-debt issued in October 2014. This agreement converted the 4.08% fixed-rate debt coupon to three-month LIBOR. We receive a fixed rate of 2.05% on the swap agreement and pay three-month LIBOR.

In November 2015, we entered into a $750 million receive-fixed interest-rate swap agreement to manage the interest rate exposure on our three-year medium term fixed-rate debt issued in November 2015. This agreement converted the 2.30% fixed-rate debt coupon to three-month LIBOR. We receive a fixed rate of 1.24% on the swap agreement and pay three-month LIBOR.
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
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 16 “Derivatives” in our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

	December 31, 2015			December 31, 2014
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,750	$96	$50	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	33,719	540	455	31,848	589	501
Foreign exchange contracts	8,366	163	156	8,359	170	164
Other contracts	981	8	5	730	7	9
Total derivatives not designated as hedging instruments		711	616		766	674
Gross derivative fair values		807	666		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(178)	(178)		(161)	(161)
Less: Cash collateral applied (2)		(4)	(3)		—	—
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$625	$485		$629	$612
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
At December 31, 2015, the overall derivative asset value decreased $4 million and the liability balance decreased by $127 million from December 31, 2014, primarily due to decreased fixed interest rates at December 31, 2015, compared to December 31, 2014 and increased notional balances for the same period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarterly Results of Operations
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2015 and 2014, respectively. We have prepared the Consolidated Statement of Operations data and Balance Sheet data on the same basis as our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our audited Consolidated Financial Statements and the related notes, included elsewhere in this report.
Supplementary Summary Consolidated Financial and Other Data (unaudited)

	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Operating Data:
Net interest income	$870	$856	$840	$836	$840	$820	$833	$808
Noninterest income	362	353	360	347	339	341	640	358
Total revenue	1,232	1,209	1,200	1,183	1,179	1,161	1,473	1,166
Provision for credit losses	91	76	77	58	72	77	49	121
Noninterest expense	810	798	841	810	824	810	948	810
Income before income tax expense	331	335	282	315	283	274	476	235
Income tax expense	110	115	92	106	86	85	163	69
Net income	$221	$220	$190	$209	$197	$189	$313	$166
Net income available to common stockholders	$221	$213	$190	$209	$197	$189	$313	$166
Net income per average common share- basic (1)	$0.42	$0.40	$0.35	$0.38	$0.36	$0.34	$0.56	$0.30
Net income per average common share- diluted (1)	$0.42	$0.40	$0.35	$0.38	$0.36	$0.34	$0.56	$0.30
Other Operating Data:
Return on average common equity (2) (3)	4.51%	4.40%	3.94%	4.36%	4.06%	3.87%	6.41%	3.48%
Return on average total assets (3) (4)	0.64	0.65	0.56	0.63	0.60	0.58	0.99	0.54
Net interest margin (3) (5)	2.77	2.76	2.72	2.77	2.80	2.77	2.87	2.89
Stock Activity:
Share Price:
High	$27.17	$28.18	$28.71	$25.84	$25.60	$23.57	$—	$—
Low	22.48	21.14	24.03	22.67	21.47	21.35	—	—
Share Data:
Cash dividends declared and paid per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.68	$0.61	$0.04
Dividend payout ratio	24%	25%	28%	26%	28%	203%	110%	15%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of
(dollars in millions)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Balance Sheet Data:
Total assets	$138,208	$135,447	$137,251	$136,535	$132,857	$131,341	$130,279	$126,892
Loans and leases (6)	99,042	97,431	96,538	94,494	93,410	90,749	88,829	87,083
Allowance for loan and lease losses	1,216	1,201	1,201	1,202	1,195	1,201	1,210	1,259
Total securities	24,075	24,354	25,134	25,121	24,704	24,885	24,854	24,828
Goodwill	6,876	6,876	6,876	6,876	6,876	6,876	6,876	6,876
Total liabilities	118,562	115,847	117,665	116,971	113,589	111,958	110,682	107,450
Deposits(7)	102,539	101,866	100,615	98,990	95,707	93,463	91,656	87,462
Federal funds purchased and securities sold under agreements to repurchase	802	1,293	3,784	4,421	4,276	5,184	6,807	6,080
Other short-term borrowed funds	2,630	5,861	6,762	7,004	6,253	6,715	7,702	4,950
Long-term borrowed funds	9,886	4,153	3,890	3,904	4,642	2,062	1,732	1,403
Total stockholders’ equity	19,646	19,600	19,586	19,564	19,268	19,383	19,597	19,442
Other Balance Sheet Data:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.23%	1.23%	1.24%	1.27%	1.28%	1.32%	1.36%	1.45%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	115	116	114	106	109	111	101	92
Nonperforming loans and leases as a percentage of total loans and leases	1.07	1.06	1.09	1.20	1.18	1.19	1.35	1.57
Capital ratios:(8)
CET1 capital ratio (9)	11.7	11.8	11.8	12.2	12.4	12.9	13.3	13.4
Tier1 capital ratio (10)	12.0	12.0	12.1	12.2	12.4	12.9	13.3	13.4
Total capital ratio (11)	15.3	15.4	15.3	15.5	15.8	16.1	16.2	16.0
Tier 1 leverage ratio (12)	10.5	10.4	10.4	10.5	10.6	10.9	11.1	11.4

(1) Earnings per share information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(2) “Return on average common equity” is defined as net income available to common stockholders divided by average common equity.
(3) Ratios for the periods above are presented on an annualized basis.
(4) “Return on average total assets” is defined as net income divided by average total assets.
(5) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(6) Excludes loans held for sale of $365 million, $420 million, $697 million, $376 million, $281 million, $208 million, $262 million, and $1.4 billion as of December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.
(7) Excludes deposits held for sale of $5.2 billion as of March 31, 2014.
(8) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components for periods December 31, 2014 and prior are prepared under the Basel I general risk-based capital rule.
(9) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of December 31, , 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule .
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
In July 2013, the FRB, OCC and FDIC issued the U.S. Basel III final rules. The rules implement the Basel Committee on Banking Supervision’s Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rules substantially revised the risk-based capital and leverage requirements applicable to bank holding companies and their insured depository institution subsidiaries, including CBNA and CBPA. The U.S. Basel III final rules became effective for CFG and its depository institution subsidiaries, including CBNA and CBPA, on January 1, 2015 (subject to a phase-in period for certain provisions).
The U.S. Basel III final rules, among other things, (i) introduced a new capital measure called CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/ adjustments to capital as compared to existing regulations. Under the U.S. Basel III final rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The U.S. Basel III final rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased in on January 1, 2019, the U.S. Basel III final rules will require CFG, CBNA and CBPA to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%, and (iv) a minimum leverage ratio of 4%.
The U.S. Basel III final rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
The U.S. Basel III final rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to CBNA and CBPA, the U.S. Basel III final rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed above in “Federal Deposit Insurance Act.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios as of December 31, 2015 under Basel III Transitional rules and as of December 31, 2014 under Basel I rules. In addition, the table includes pro forma Basel III ratios as of December 31, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(2)	$13,389	11.7%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,636	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,505	15.3	8.0	10.0	15.3	10.5	10.0
Tier 1 leverage(5)	13,636	10.5	4.0	5.0	10.5	4.0	5.0
Basel I as of December 31, 2014
Tier 1 common equity(2)	$13,173	12.4%	Not Applicable	Not Applicable
Tier 1 capital(3)	13,173	12.4	4.0%	6.0%
Total capital(4)	16,781	15.8	8.0	10.0
Tier 1 leverage(5)	13,173	10.6	4.0	5.0
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “-Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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
Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured using the market risk rules as defined under the Basel 2.5. Refer to “—Market Risk — Market Risk Regulatory Capital,” for further information. CFG applies the Basel III standardized approach, as defined by the U.S. regulators, for determining the assignment of risk-weighted assets. Under the Standardized approach, which is the risk-weight methodology applicable to CFG, no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.7% at December 31, 2015. As of December 31, 2015, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.4 billion and total risk-weighted assets would be $114.3 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital and risk-weighted assets, see the following table.

(dollars in millions)	December 31, 2015
Common equity tier 1 capital	$13,389
Impact of intangibles at 100%	(2)
Fully phased-in common equity tier 1 capital(1)	$13,387
Total capital	$17,505
Impact of intangibles at 100%	(2)
Fully phased in common total capital(1)	$17,503
Risk-weighted assets	$114,084
Impact of intangibles - 100% capital deduction	(2)
Impact of mortgage servicing assets at 250% risk weight	246
Fully phased-in risk-weighted assets(1)	$114,328
Transitional common equity tier 1 ratio(2)	11.7%
Fully phased-in common equity tier 1 ratio(1)(2)	11.7
Transitional total capital ratio(3)	15.3
Fully phased-in total capital ratio(1)(3)	15.3
(1) These are non-GAAP financial measures.
(2) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.

Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information evidencing our transition from Basel I as of December 31, 2014 to Basel III Standardized as of December 31, 2015:

					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital(2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital(3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage(4)	13,636	10.5	5,218	4.0	6,523	5.0
Risk-weighted assets	114,084
Quarterly adjusted average assets	130,455
Basel I as of December 31, 2014
Tier 1 common equity(1)	$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital(2)	13,173	12.4	$4,239	4.0%	$6,358	6.0%
Total capital(3)	16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 leverage(4)	13,173	10.6	4,982	4.0	6,227	5.0
Risk-weighted assets	105,964
Quarterly adjusted average assets	124,539
(1) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CET1 capital under Basel III Standardized Transitional rules was $13.4 billion at December 31, 2015, an increase of $216 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for year ended December 31, 2015, net of dividends paid to stockholders, $500 million in aggregate repurchases of common shares executed on April 7, 2015 and August 3, 2015, and amortization of deferred tax related to goodwill. At December 31, 2015, there was approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at December 31, 2015 was $13.6 billion, an increase of $463 million over the year, as approximately half of the repurchase of common shares was offset by the issuance of preferred shares. Total capital was $17.5 billion at December 31, 2015, an increase of $724 million from December 31, 2014 driven primarily by net income, net of dividends paid to stockholders, as the combined impact of the repurchase of common shares, issuance of preferred shares and issuance of $250 million in subordinated debt on July 31, 2015 was generally neutral to total capital.
On January 1, 2015, we began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $2.7 billion increase in RWAs as of December 31, 2014. This increase was primarily driven by risk weight changes for securitization, off-balance sheet commitments with original maturity one year or less, past due and nonaccruals and the removal of the cap on OTC derivatives.
Risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2015 were $114.1 billion, an increase of $8.1 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, consumer auto and student loan exposures.
As of December 31, 2015, the tier 1 leverage ratio decreased approximately 13 basis points. This decline reflected the net impact of a $5.9 billion increase in adjusted quarterly average total assets, which drove a 49 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 36 basis points to the ratio.
The following table presents our capital composition under the Basel III capital framework in effect for us at December 31, 2015 and under the Basel I capital framework in effect for us at December 31, 2014:

	Transitional Basel III	Basel I
(dollars in millions)	December 31, 2015	December 31, 2014
Total common stockholders’ equity	$19,399	$19,268
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	28	(74)
Derivatives	(10)	69
Unamortized net periodic benefit costs	369	377
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	480	420
Other intangible assets	(1)	(6)

Disallowed mortgage servicing	—	(5)
Total Common Equity Tier 1(2)	13,389	13,173
Qualifying preferred stock	247	—
Total Tier 1 Capital	13,636	13,173

Qualifying long-term debt securities as tier 2	2,595	2,350
Allowance for loan and lease losses	1,216	1,195
Allowance for credit losses for off-balance sheet exposure	58	61
Unrealized gains on equity securities	—	2
Total capital	$17,505	$16,781
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Capital Transactions
During the year ended December 31, 2015, we completed the following capital actions:

•
Declared and paid common dividends of $0.10 per share, aggregating to dividend payments of approximately $55 million, $53 million, $53 million and $53 million, respectively, in the first, second, third and fourth quarters of 2015;

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

•
Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to approximately $7 million, and paid on October 6, 2015;

•	Issued $750 million aggregate principal amount 4.300% Subordinated Notes due 2025 on December 3, 2015;

•	Repurchased $333 million aggregate principal amount of our 4.771% Subordinated Notes due 2023 from RBS, on December 3, 2015;

•	Repurchased $334 million aggregate principal amount of our 4.691% Subordinated Notes due 2024 from RBS, on December 3, 2015; and

•	Repurchased $83 million aggregate principal amount of our 4.153% Subordinated Notes due 2024 from RBS, on December 3, 2015.
The direct repurchase of subordinated debt from RBS and the public issuance of subordinated debt during the fourth quarter of 2015 were generally neutral to our total capital level and ratios. The repurchase of common shares and the issuance of subordinated debt during the third quarter of 2015 were neutral to our total capital level and ratios but reduced common equity by $250 million, and the CET1 and tier 1 risk-based ratios by 22 basis points. The repurchase of common shares and the issuance of preferred shares during the second quarter of 2015 were generally neutral to our tier 1 and total capital levels and ratios but reduced common equity by $250 million and the CET1 ratio by approximately 23 basis points.
We intend to continue to repurchase common stock and subordinated debt, as appropriate, subject to regulatory approval and market conditions.
At December 31, 2015, all regulatory ratios remained well above their respective fully phased-in Basel III minimum, which includes the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures,”
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel I as of December 31, 2014 and Basel III Standardized Transitional rules as of December 31, 2015:

	Transitional Basel III		Basel I
	December 31, 2015		December 31, 2014
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital (1)	$10,754	11.7%	Not Applicable	Not Applicable
Tier 1 capital(2)	10,754	11.7	$10,406	12.2%
Total capital(3)	13,132	14.3	12,584	14.8
Tier 1 leverage(4)	10,754	10.7	10,406	10.9
Risk-weighted assets	91,625
Quarterly adjusted average assets	100,504
Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,017	13.0%	Not Applicable	Not Applicable
Tier 1 capital(2)	3,017	13.0	$2,967	14.1%
Total capital(3)	3,559	15.4	3,494	16.6
Tier 1 leverage(4)	3,017	9.1	2,967	9.5
Risk-weighted assets	23,179
Quarterly adjusted average assets	33,045
(1) Basel III introduced the concept of CET I effective January 1, 2015.  “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
CBNA CET1 capital under Basel III Standardized Transitional rules was $10.8 billion at December 31, 2015, an increase of $348 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to net income for the year ended December 31, 2015, net of dividends paid to CFG. At December 31, 2015, CBNA held minimal additional tier 1 capital. Total capital was $13.1 billion at December 31, 2015, an increase of $548 million driven primarily by the increase in CET1 capital.
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
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2015 were $91.6 billion, an increase of $6.3 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student and consumer auto loan exposures. These increases were partially offset by run off in home lending exposures.
As of December 31, 2015, the CBNA tier 1 leverage ratio decreased approximately 18 basis points, driven by an increase in adjusted quarterly average total assets of $4.9 billion resulting in a 54 basis point decline in the ratio, partially offset by a 36 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.0 billion at December 31, 2015, an increase of $50 million from tier 1 common equity under Basel I at December 31, 2014. The increase was primarily attributable to amortization of deferred tax related to goodwill, as net income for the year ended December 31, 2015, net of dividends paid to CFG, was flat compared to 2014. At December 31, 2015, there was no additional tier 1 capital. Total capital was $3.6 billion at December 31, 2015, an increase of $65 million driven primarily by the increase in CET1 capital and a slight increase in allowance for credit losses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On January 1, 2015, CBPA began reporting risk-weighted assets based on Basel III Standardized Transitional rules. The conversion from Basel I rules resulted in a $705 million increase in RWAs as of December 31, 2014. This increase was primarily driven by risk-weight changes for off-balance sheet commitments with an original maturity one year or less, securitizations and the removal of the cap on OTC derivatives.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2015 were $23.2 billion, an increase of $2.1 billion as compared to December 31, 2014. The primary drivers for this change were the adoption of the Basel III Standardized approach, as well as growth in commercial, student loans and purchased auto loan exposures.
As of December 31, 2015, the CBPA tier 1 leverage ratio decreased approximately 37 basis points, driven by an increase in adjusted quarterly average total assets of $1.8 billion resulting in a 52 basis point decline in the ratio, partially offset by a 15 basis point increase resulting from higher CET1 capital described above.
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
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of December 31, 2015, we held cash and cash equivalents of approximately $400 million, which should be viewed as a liquidity reserve.
Our liquidity risk is low for the following reasons: (i) we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding; (ii) we have no outstanding senior debt at the CFG level; (iii) the capital structures of our banking subsidiaries are similar to our capital structure. As of December 31, 2015, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.4%; and, (iv) our other cash flow requirements, such as operating expenses, are relatively small.
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
From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. On December 3, 2015, CBNA issued $750 million in three-year fixed-rate senior notes under this program. This debt represents a key source of unsecured, term, and stable funding, further diversifies the funding sources of CBNA, and creates a more peer-like funding structure for the consolidated enterprise. Additionally, on December 1, 2014, CBNA issued $1.5 billion in senior notes under this program, consisting of $750 million of three-year fixed-rate notes and $750 million in five-year fixed-rate notes.

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

December 31, 2015
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At December 31, 2015, the majority of wholesale funding consisted of secured borrowings primarily FHLB advances secured primarily by high-quality residential loan collateral. Our dependence on short-term, unsecured and credit-sensitive funding continues to be relatively low.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we were required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We were compliant with the LCR as of December 31, 2015, and we were fully compliant with the LCR as of the required implementation date of January 2016.
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
As of December 31, 2015:

•	Core deposits, including loans and deposits held for sale, continued to be our primary source of funding and our consolidated year-end loan-to-deposit ratio was 96.9%;

•
Short-term unsecured wholesale funding was $527 million, substantially offset by our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) of $2.0 billion;

•
Contingent liquidity was $23.1 billion; net overnight position (defined above), totaled $2.0 billion; unencumbered liquid securities totaled $17.0 billion; and available FHLB capacity primarily secured by mortgage loans totaled $4.1 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $11.0 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

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
Cash flows from operating activities contributed $1.2 billion in 2015. Net cash used by investing activities was $5.9 billion, primarily reflecting net securities available for sale portfolio purchases of $6.8 billion and a net increase in loans and leases of $6.0 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $7.3 billion. Cash provided by financing activities was $4.5 billion, driven by a net increase in deposits of $6.8 billion and proceeds from long-term borrowed funds of $6.8 billion, partially offset by a decrease in federal funds purchased and securities sold under agreement to repurchase of $3.5 billion, a decrease in other short-term borrowed funds of $4.4 billion and repayments of long-term borrowed funds of $766 million. These activities represented a cumulative decrease in cash and cash equivalents of $191 million, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.1 billion as of December 31, 2015.
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
Contractual Obligations
The following table presents our outstanding contractual obligations as of December 31, 2015:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Long-term borrowed funds (1)	$9,886	$—	$6,517	$755	$2,614
Operating lease obligations	817	190	298	149	180
Term deposits (1)	12,024	9,994	1,737	287	6
Purchase obligations (2)	675	491	79	48	57
Total outstanding contractual obligations	$23,402	$10,675	$8,631	$1,239	$2,857
(1) Deposits and borrowed funds exclude interest.
(2) Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Commitments
The following table presents our outstanding off-balance sheet commitments. See Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report:

	December 31,
(dollars in millions)	2015	2014	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$56,524	$55,899	$625	1%
Financial standby letters of credit	2,010	2,315	(305)	(13)
Performance letters of credit	42	65	(23)	(35)
Commercial letters of credit	87	75	12	16
Marketing rights	47	51	(4)	(8)
Risk participation agreements	26	19	7	37
Residential mortgage loans sold with recourse	10	11	(1)	(9)
Total	$58,746	$58,435	$311	1%

In November 2015, the Company entered into an agreement with RBS to purchase $500 million of its subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and rating agency considerations. See Note 19 “Related Party Transactions and Significant Transactions with RBS,” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
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
On January 7, 2016, the Company entered into an agreement to purchase student loans on a quarterly basis beginning with the first calendar quarter in 2016 and ending with the fourth calendar quarter in 2016. Under the terms of the agreement, the Company committed to purchase a minimum of $125 million of loans per quarter. The minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $500 million and $1 billion, respectively. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The agreement may be extended by written agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of calendar quarters remaining in the term.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses
Management’s estimate of probable losses in our loan and lease portfolios including unfunded lending commitments is recorded in the ALLL and the reserve for unfunded lending commitments, at levels that we believe to be appropriate as of the balance sheet date. Our determination of such estimates is based on a periodic evaluation of the loan and lease portfolios and unfunded credit facilities, as well as other relevant factors. This evaluation is inherently subjective and requires significant estimates and judgments of underlying factors, all of which are susceptible to change.
The ALLL and reserve for unfunded lending commitments could be affected by a variety of internal and external factors. Internal factors include portfolio performance such as delinquency levels, assigned risk ratings, the mix and level of loan balances, differing economic risks associated with each loan category and the financial condition of specific borrowers. External factors include fluctuations in the general economy, unemployment rates, bankruptcy filings, developments within a particular industry, changes in collateral values and factors particular to a specific commercial credit such as competition, business and management performance. The ALLL may be adjusted to reflect our current assessment of various qualitative risks, factors and events that may not be measured in our statistical procedures. There is no certainty that the ALLL and reserve for unfunded lending commitments will be appropriate over time to cover losses because of unanticipated adverse changes in any of these internal, external or qualitative factors.
The evaluation of the adequacy of the commercial, commercial real estate, and lease ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default, loss given default and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors may be included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses and forward loss curve ratios.
For nonaccruing commercial and commercial real estate loans with an outstanding balance of $3 million or greater and for all commercial and commercial real estate TDRs (regardless of size), we conduct specific analysis on a loan level basis to determine the probable amount of credit loss. If appropriate, a specific ALLL is established for the loan through a charge to the provision for credit losses. For all classes of impaired loans, individual loan measures of impairment may result in a charge-off to the ALLL, if deemed appropriate. In such cases, the provision for credit losses is not affected when a specific reserve for at least that amount already exists. Techniques utilized include comparing the loan’s carrying amount to the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. The technique applied to each impaired loan is based on the workout officer’s opinion of the most probable workout scenario. Historically, this has generally led to the use of the estimated present value of future cash flows approach. The fair value of underlying collateral will be used if the loan is deemed collateral dependent. For loans that use the fair value of underlying collateral approach, a charge-off assessment is performed quarterly to write the loans down to fair value.
For most non-impaired retail loan portfolio types, the ALLL is based upon the incurred loss model utilizing the PD, LGD and exposure at default on an individual loan basis. When developing these factors, we may consider the loan product and collateral type, LTV ratio, lien position, borrower’s credit, time outstanding, geographic location, delinquency status and incurred loss period. Incurred loss periods are reviewed and updated at least annually, and potentially more frequently when economic situations change rapidly, as they tend to fluctuate with economic cycles. Incurred loss periods are generally longer in good economic times and shorter in bad times. Certain retail portfolios, including SBO home equity loans, student loans, and credit card receivables utilize roll rate models to estimate the ALLL. For the portfolios measured using the incurred loss model, roll rate models are also used to support management overlays if deemed necessary.
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
In addition, the first lien exposure is combined with the second lien exposure to generate a CLTV. The CLTV is a more accurate reflection of the leverage of the borrower against the property value, as compared to the LTV from just the junior lien(s). The CLTV is used for modeling both the junior lien PD and LGD. This also impacts the ALLL rates for the junior lien HELOCs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Changes in the levels of estimated losses, even if minor, can significantly affect management’s determination of an appropriate ALLL. For consumer loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A 1% and 5% increase in the estimated loss rate for consumer loans at December 31, 2015 would have increased the ALLL by $5 million and $26 million, respectively. The ALLL for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2015 year end loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the ALLL would have increased by $36 million and $72 million, respectively.
Commercial loans and leases are charged off to the ALLL when there is little prospect of collecting either principal or interest. Charge-offs of commercial loans and leases usually involve receipt of borrower-specific adverse information. For commercial collateral-dependent loans, an appraisal or other valuation is used to quantify a shortfall between the fair value of the collateral less costs to sell and the recorded investment in the commercial loan. Retail loan charge-offs are generally based on established delinquency thresholds rather than borrower-specific adverse information. When a loan is collateral-dependent, any shortfalls between the fair value of the collateral less costs to sell and the recorded investment is promptly charged off. Placing any loan or lease on nonaccrual status does not by itself require a partial or total charge-off; however, any identified losses are charged off at that time.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding our fair value measurements, see Note 1 “Significant Accounting Policies,” Note 3 “Securities,” Note 10 “Mortgage Banking,” and Note 16 “Derivatives” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.
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
As a best practice, we also corroborate the fair value of our reporting units determined by the discounted cash flow method by adding the aggregated sum of these fair value measurements to the fair value of our non-segment operations and comparing this total to our observed market capitalization. As part of this process, we analyze the implied control premium to evaluate its reasonableness. All facts and circumstances are considered when completing this analysis, including observed transaction data and any additional external evidence supporting the implied control premium. Since none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to CFG’s common stock price. The sum of the fair values of the reporting units at October 31, 2015 exceeded the overall market capitalization of CFG as of October 31, 2015. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.
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
We performed an annual test for impairment of goodwill for both reporting units as of October 31, 2015. As of this testing date, the percentage by which the fair value of our Consumer Banking reporting unit exceeded its carrying value was 6%, and the percentage by which the fair value of our Commercial Banking reporting unit exceeded its carrying value was 8%.
We based the fair value estimates used in our annual goodwill impairment testing on assumptions we believe to be representative of assumptions that a market participant would use in valuing the reporting units but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our reporting units. There can be no assurances that future estimates and assumptions made for purposes of goodwill testing will prove accurate predictions of the future. If the assumptions regarding business plans, competitive environments, market conditions or anticipated growth rates are not achieved, or a market participant view of our total fair value declines, we may be required to record goodwill impairment charges in future periods.
For additional information regarding our goodwill impairment testing, see Note 1 “Significant Accounting Policies,” and Note 9 “Goodwill” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

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

For additional information regarding income taxes, see Note 1 “Significant Accounting Policies,” and Note 15 “Income Taxes” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Chief Risk Officer
The CRO directs our overall risk management function overseeing the credit, interest rate , market, liquidity, operational, compliance, strategic and reputational risk management. The CRO reports to our CEO and to the Board Risk Committee.
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
Second Line of Defense
The Second Line of Defense includes independent monitoring and control functions accountable for developing and ensuring implementation of risk and control frameworks and related policies. This centralized risk function is appropriately independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks. This risk function utilizes training, communications and awareness to provide expert support and advice to the business lines. This includes interpreting the risk policy standards and risk management framework, overseeing compliance by the businesses with policies and responsibilities, including providing relevant management information and escalating concerns where appropriate.
The Executive Risk Committee, chaired by the CRO, actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated.
Third Line of Defense
Our Internal Audit function is the Third Line of Defense providing independent assurance with a view of the effectiveness of Citizens’ internal controls, governance practices, and culture so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to any and all Bank records, physical properties, and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to Citizens’ Audit Committees on a quarterly basis.
Credit Quality Assurance also reports to the Chief Audit Executive and also provides the Boards, senior management and other stakeholders with independent assurance on the quality of credit portfolios and adherence to agreed Credit Risk Appetite and Credit Policies and processes. In line with its procedures and regulatory expectations, the Credit Quality Assurance function undertakes a program of portfolio testing, assessing and reporting through four Risk Pillars of Asset Quality, Rating and Data Integrity, Risk Management and Credit Risk Appetite.
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
Our risk appetite framework and risk limit structure establishes guidelines to determine the balance between existing and desired levels of risk and supports the implementation, measurement and management of our risk appetite.

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
Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The CCO and his team also have responsibility for credit approvals for larger or more risky transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in: Consumer Banking; Business Banking; Commercial Banking; Citizens Restructuring Management; Portfolio Analytics and Reporting; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
The credit risk teams operate independently from the business lines to ensure decisions are not influenced by unbalanced objectives.
Governance
The primary mechanisms used to govern our credit risk function are our consumer and commercial credit policies. These policies outline the minimum acceptable lending standards that align with our desired risk appetite. Material issues or changes are identified by the individual committees and presented to the Credit Policy Committee, Executive Risk Committee and the Board Risk Committee for approval as appropriate.
Key Management Processes
To ensure credit risks are managed within our risk appetite and business and risk strategies are achieved, we employ a comprehensive and integrated control program. The program’s objective is to proactively (1) identify, (2) measure, (3) monitor, and (4) mitigate existing and emerging credit risks across the credit lifecycle (origination, account management/portfolio management, and loss mitigation and recovery).
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
To ensure proper oversight of the underwriting teams, lending authority is granted by the second line of defense credit risk function to each underwriter. The amount of delegated authority depends on the experience of the individual. We periodically evaluate the performance of each underwriter and annually reauthorize their delegated authority. Only senior members of the second line of defense credit risk team are authorized to approve significant exceptions to credit policies. It is not uncommon to make exceptions to established policies when compensating factors are present. There are exception limits which, when reached, trigger a comprehensive analysis.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The credit risk team is constantly evaluating current and projected economic conditions, internal credit performance in relation to budget and predefined risk tolerances, and current and expected regulatory guidance to determine the optimal balance of expansion and contraction policies. All policy change proposals receive intense scrutiny and discussion prior to approval and implementation. This process ensures decisions are made based on risk-based analytics with full adherence to regulatory requirements.
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
Commercial transactions are subject to individual analysis and approval at origination and, with few exceptions, are subject to a formal annual review requirement. The underwriting process includes the establishment and approval of Credit Grades that confirm the Probability of Default (“PD”) and Loss Given Default (“LGD”). Approval then requires both a business line approver and an independent Credit Approver with the requisite level of delegated authority. The approval level of a particular credit facility is determined by the size of the credit relationship as well as the PD. The checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. All authority to grant credit is delegated through the independent Credit Risk function and is closely monitored and regularly updated.
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process at origination and annual review, our Credit Quality Assurance group performs testing to provide an independent review and assessment of the quality of the portfolio and new originations. This group conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of the credit processes and the effectiveness of credit risk management.
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry (sector), loan type (asset class), and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our primary markets (for this purpose defined as our 11 state footprint plus contiguous states), although we do engage in lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives.
Apart from Industrials and CRE (which together make up 30% of the commercial outstandings as of December 31, 2015), there are no material sector concentrations. As of December 31, 2015, our CRE outstandings amounted to 9% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
Our credit grading system considers many components that directly correlate to loan quality and likelihood of repayment. Our assessment of a borrower’s credit strength is reflected in our risk ratings for such loans, which are also an integral component of our ALLL methodology. When deterioration in credit strength is noted, a loan becomes subject to Watch Review. The Watch Review process involves senior representatives from the business line portfolio management team, the independent Credit Risk team, and our Citizens Restructuring Management group. As appropriate and consistent with regulatory definitions, the credit may be subject to classification as either Criticized or Classified, which would also trigger a credit rating downgrade. As such, the loan and relationship would be subject to more frequent review.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past seven years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. As rates have lifted from near zero given the FOMC’s December 2015 rate hike, exposure to declining rates has increased. The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed rate loans as well as the prepayment risk on mortgage related loans and securities funded by non-rate sensitive deposits and equity.
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within this risk appetite, we must both measure the exposure and, as necessary, hedge it. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on the structural interest rate risk position. These exposures are reported on a monthly basis to the Asset and Liability Committee (ALCO) and at Board meetings.
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
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. The most material of these behavioral assumptions relate to the repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities as well as the pace of mortgage prepayments. Assessments are periodically made by running sensitivity analysis of the impact of key assumptions. The results of these analyses are reported to ALCO.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous, or gradual parallel +/- 200 basis point moves in benchmark interest rates. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is a decrease in net interest income of 10% related to an instantaneous +/- 200 basis point move. As the table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is well within limit. It should be noted that the magnitude of any possible decline in interest rates is constrained by the low absolute starting levels of rates. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2015	2014
Instantaneous Change in Interest Rates
+200	10.6%	13.4%
+100	5.8	7.0
-100	(5.8)	(3.8)
-200	(6.4)	(4.3)
Gradual Change in Interest Rates
+200	6.1	6.8
+100	3.2	3.5
-100	(3.1)	(2.3)
-200	(4.6)	(3.0)
As part of the routine risk management process, a wide variety of similar analysis are reported for each of the next three rolling years.
We also use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of December 31, 2015.
We are asset sensitive and as such are positioned to benefit from an increase in interest rates. We have consistently maintained the level of overall asset sensitivity in a tight range of 6.1% to 7.2% over the past year, as defined by the +200 gradual change.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of December 31, 2015 and 2014, our mortgage servicing rights had a book value of $164 million and $166 million, respectively, and were carried at the lower of cost or fair value. As of December 31, 2015, and 2014, the fair value of the mortgage servicing rights was $178 million and $179 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $9 million and $18 million on the asset as of December 31, 2015 and 2014, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange and secondary loans instruments. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.

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
Market Risk Governance
Our market risk framework currently leverages RBS technology platform to aggregate, measure and monitor exposure against market risk limits. As part of our separation from RBS, we have entered into a Transitional Services Agreement pursuant to which RBS will continue to provide us with all necessary VaR and other risk measurements required for regulatory reporting related to interest rate derivatives and foreign exchange trading activities, as well as internal market risk reporting until the end of the Transitional Services Agreement. During the term of the Transitional Services Agreement, we are building out our own market risk organization and framework in order to gradually migrate away from reliance on services provided by RBS.
Given the low level of traded market risk, we have received the support of our U.S. banking regulators for relying on RBS’ market risk technology platform. In managing our market risk, dealing authorities represent a key control in the management of market risk by setting the scope within which the business is permitted to operate. Dealing authorities are established jointly by designated senior business line and senior risk manager, and are reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades, market offset trades and sets of hedges needed to maintain a low risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including a combined VaR for interest rate and foreign exchange rate risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates The general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended December 31, 2015 and 2014, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.
Market Risk Regulatory Capital
Effective January 1, 2013, the U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital (the “Market Risk Rule”). The Market Risk Rule, commonly known as

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

(in millions)	For the Quarter Ended December 31, 2015				For the Quarter Ended December 31, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	1	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	—	—	—	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$—	$—	$—	$—	$1	$—
Stressed General VaR	$2	$2	$2	$1	$2	$2	$3	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$2	$2	$1	$2	$2	$3	$1
Market Risk Regulatory Capital	$7				$6
Specific Risk Not Modeled Add-on	5				3
de Minimis Exposure Add-on	15				6
Total Market Risk Regulatory Capital	$27				$15
Market Risk-Weighted Assets	$333				$191

(1) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is 10 days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated under its own dynamic window regime as compared to RBS’ static SVaR window. In a dynamic window regime, values of the 10-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
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
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from the bank’s trading activities that may not be fully captured by its other models. Hypothetical scenarios also assume that the market moves happen simultaneously and that no repositioning or hedging activity takes place to mitigate losses as events unfold. We generate stress tests of our trading positions on a regular basis. For example, we currently include a stress test that simulates a Lehman-type crisis scenario by taking the worst 10-day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.
VaR Model Review and Validation
Market risk measurement models used are independently reviewed. The models, used under the Transitional Services Agreement, are subject to ongoing and independent review and validation that focuses on the model methodology. Independent

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

review of market risk measurement models is the responsibility of RBS Risk Analytics. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. regulators. For the term of the Transitional Services Agreement, we and RBS expect to utilize the same independently validated VaR model for both management and regulatory reporting purposes. RBS market risk teams, including those providing consultative services to us under the Transitional Services Agreement, will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping. For example, RBS market risk teams also perform regular reviews of key risk factors that are used in the market risk measurement models to produce profit and loss vectors used in the VaR calculations. These internal validations are subject to independent re-validation by RBS Risk Analytics and, depending on the results of the impact assessment, notification to the appropriate regulatory authorities for RBS and us may be required.
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015. Beginning in the quarter ended September 30, 2015, as agreed with our banking regulators, we use a multiplication factor derived from our specific backtesting results and no longer that of RBS.
Daily VaR Backtesting: Sub-portfolio Level Backtesting

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Selected Statistical Information
The accompanying supplemental information should be read in conjunction with Part II, Item 6 — Selected Financial Data and Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table provides a summary of our consolidated average balances including major categories of interest earning assets and interest bearing liabilities:

	Year Ended December 31,
	2015			2014			2013
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,746	$5	0.29%	$2,113	$5	0.22%	$2,278	$11	0.46%
Taxable investment securities	24,649	621	2.52	24,319	619	2.55	19,062	477	2.50
Non-taxable investment securities	9	—	2.60	11	—	2.60	12	—	2.66
Total investment securities	24,658	621	2.52	24,330	619	2.55	19,074	477	2.50
Commercial	32,673	951	2.87	29,993	900	2.96	28,654	900	3.10
Commercial real estate	8,231	211	2.53	7,158	183	2.52	6,568	178	2.67
Leases	3,902	97	2.50	3,776	103	2.73	3,463	105	3.05
Total commercial	44,806	1,259	2.78	40,927	1,186	2.86	38,685	1,183	3.02
Residential mortgages	12,338	465	3.77	10,729	425	3.96	9,104	360	3.96
Home equity loans	3,025	163	5.38	3,877	205	5.29	4,606	246	5.35
Home equity lines of credit	14,958	441	2.95	15,552	450	2.89	16,337	463	2.83
Home equity loans serviced by others (1)	1,117	77	6.94	1,352	91	6.75	1,724	115	6.65
Home equity lines of credit serviced by others (1)	453	11	2.44	609	16	2.68	768	22	2.88
Automobile	13,516	372	2.75	11,011	282	2.57	8,857	235	2.65
Student	3,313	167	5.03	2,148	102	4.74	2,202	95	4.30
Credit cards	1,621	178	10.97	1,651	167	10.14	1,669	175	10.46
Other retail	1,003	78	7.75	1,186	88	7.43	1,453	107	7.36
Total retail	51,344	1,952	3.80	48,115	1,826	3.80	46,720	1,818	3.89
Total loans and leases (2)	96,150	3,211	3.32	89,042	3,012	3.37	85,405	3,001	3.50
Loans held for sale, at fair value	301	10	3.47	163	5	3.10	392	12	3.07
Other loans held for sale	95	7	7.22	539	23	4.17	—	—	—
Interest-earning assets	122,950	3,854	3.12	116,187	3,664	3.14	107,149	3,501	3.25
Allowance for loan and lease losses	(1,196)			(1,230)			(1,219)
Goodwill	6,876			6,876			9,063
Other noninterest-earning assets	6,440			5,791			5,873
Total noninterest-earning assets	12,120			11,437			13,717
Total assets	$135,070			$127,624			$120,866
(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Interest income and rates on loans include loan fees. Additionally, average nonaccrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $1.1 billion, $1.2 billion, and $1.6 billion for December 31, 2015, 2014, and 2013, respectively.

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

	Year Ended December 31,
	2015			2014			2013
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Liabilities and Stockholders’ Equity
Checking with interest	$16,666	$19	0.11%	$14,507	$12	0.08%	$14,096	$8	0.06%
Money market and savings	43,458	117	0.27	39,579	77	0.19	42,575	105	0.25
Term deposits	12,424	101	0.82	10,317	67	0.65	11,266	103	0.91
Total interest-bearing deposits	72,548	237	0.33	64,403	156	0.24	67,937	216	0.32
Interest-bearing deposits held for sale	—	—	—	1,960	4	0.22	—	—	—
Federal funds purchased and securities sold under agreements to repurchase (3)	3,364	16	0.46	5,699	32	0.55	2,400	192	7.89
Other short-term borrowed funds	5,865	67	1.13	5,640	89	1.56	251	4	1.64
Long-term borrowed funds	4,479	132	2.95	1,907	82	4.25	778	31	3.93
Total borrowed funds	13,708	215	1.56	13,246	203	1.51	3,429	227	6.53
Total interest-bearing liabilities	86,256	452	0.52	79,609	363	0.45	71,366	443	0.61
Demand deposits	26,606			25,739			25,399
Demand deposits held for sale	—			462			—
Other liabilities	2,671			2,415			2,267
Total liabilities	115,533			108,225			99,032
Stockholders’ equity	19,537			19,399			21,834
Total liabilities and stockholders’ equity	$135,070			$127,624			$120,866
Interest rate spread			2.60			2.69			2.64
Net interest income		$3,402			$3,301			$3,058
Net interest margin			2.75%			2.83%			2.85%
(3) Balances are net of certain short-term receivables associated with reverse agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The yield on Federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2016. For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2015 Compared with Year Ended December 31, 2014 — Derivatives.”

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

	Year Ended December 31,			Year Ended December 31,
	2015 Versus 2014			2014 Versus 2013
(in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	($1)	$1	$—	($1)	($5)	($6)
Taxable investment securities	$9	($7)	2	132	10	142
Non-taxable investment securities	—	—	—	—	—	—
Total investment securities	9	(7)	$2	132	10	$142
Commercial	79	(28)	$51	42	(42)	$—
Commercial real estate	27	1	28	16	(11)	5
Leases	3	(9)	(6)	10	(12)	(2)
Total commercial	109	(36)	73	68	(65)	3
Residential mortgages	63	(23)	40	65	—	65
Home equity loans	(44)	2	(42)	(39)	(2)	(41)
Home equity lines of credit	(18)	9	(9)	(22)	9	(13)
Home equity loans serviced by others (1)	(17)	3	(14)	(25)	1	(24)
Home equity lines of credit serviced by others (1)	(4)	(1)	(5)	(5)	(1)	(6)
Automobile	65	25	90	57	(10)	47
Student	55	10	65	(2)	9	7
Credit cards	(3)	14	11	(2)	(6)	(8)
Other retail	(14)	4	(10)	(20)	1	(19)
Total retail	83	43	126	7	1	8
Total loans and leases	192	7	199	75	(64)	11
Loans held for sale, at fair value	5	—	5	(7)	—	(7)
Other loans held for sale	(18)	2	(16)	44	(21)	23
Total interest income	$187	$3	$190	$243	($80)	$163
Interest Expense
Checking with interest	$—	$7	$7	$—	$4	$4
Money market and savings	8	32	40	(7)	(21)	(28)
Term deposits	14	20	34	(9)	(27)	(36)
Total interest-bearing deposits	22	59	81	(16)	(44)	(60)
Interest-bearing deposits held for sale	(4)	—	(4)	—	4	4
Federal funds purchased and securities sold under agreements to repurchase	(13)	(3)	(16)	264	(424)	(160)
Other short-term borrowed funds	4	(26)	(22)	89	(4)	85
Long-term borrowed funds	109	(59)	50	45	6	51
Total borrowed funds	100	(88)	12	398	(422)	(24)
Total interest expense	118	(29)	89	382	(462)	(80)
Net interest income	$69	$32	$101	($139)	$382	$243

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

	December 31,
(in millions)	2015	2014	2013
Securities Available for Sale:
U.S. Treasury and other	$16	$15	$15
State and political subdivisions	9	10	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,320	17,934	14,993
Other/non-agency	522	672	952
Total mortgage-backed securities	17,842	18,606	15,945
Total debt securities available for sale	17,867	18,631	15,970
Marketable equity securities	5	13	13
Other equity securities	12	12	12
Total equity securities available for sale	17	25	25
Total securities available for sale	$17,884	$18,656	$15,995
Securities Held to Maturity:
Mortgage-backed securities:
Federal Agencies and U.S. government sponsored entities	$4,105	$3,728	$2,940
Other/non-agency	1,153	1,420	1,375
Total securities held to maturity	$5,258	$5,148	$4,315
Other Investment Securities, at Fair Value:
Money market mutual fund	$65	$28	$29
Other investments	5	5	5
Total other investment securities, at fair value	$70	$33	$34
Other Investment Securities, at Cost:
Federal Reserve Bank stock	$468	$477	$462
Federal Home Loan Bank stock	395	390	468
Total other investment securities, at cost	$863	$867	$930

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Distribution of Maturities
	As of December 31, 2015
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
Debt securities available for sale:
U.S. Treasury and other	$15	$—	$1	$—	$16
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	52	1,833	15,345	17,234
Other/non-agency	—	68	3	484	555
Total debt securities available for sale	19	120	1,837	15,838	17,814
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,105	4,105
Other/non-agency	—	—	—	1,153	1,153
Total debt securities held to maturity	—	—	—	5,258	5,258
Total amortized cost of debt securities (1)	$19	$120	$1,837	$21,096	$23,072
Weighted-average yield (2)	1.27%	4.88%	1.90%	2.57%	2.53%
(1) As of December 31, 2015, no investments exceeded 10% of stockholders’ equity.
(2) Yields on tax-exempt securities are not computed on a tax-equivalent basis.

Loan and Lease Portfolio
The following table shows the composition of total loans and leases. For further discussion see Note 4 “Loans and Leases” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

	December 31,
(in millions)	2015	2014	2013	2012	2011
Commercial	$33,264	$31,431	$28,667	$28,856	$25,770
Commercial real estate	8,971	7,809	6,948	6,459	7,602
Leases	3,979	3,986	3,780	3,415	3,164
Total commercial	46,214	43,226	39,395	38,730	36,536
Residential mortgages	13,318	11,832	9,726	9,323	9,719
Home equity loans	2,557	3,424	4,301	5,106	6,766
Home equity lines of credit	14,674	15,423	15,667	16,672	16,666
Home equity loans serviced by others (1)	986	1,228	1,492	2,024	2,535
Home equity lines of credit serviced by others (1)	389	550	679	936	1,089
Automobile	13,828	12,706	9,397	8,944	7,571
Student	4,359	2,256	2,208	2,198	2,271
Credit cards	1,634	1,693	1,691	1,691	1,637
Other retail	1,083	1,072	1,303	1,624	2,005
Total retail	52,828	50,184	46,464	48,518	50,259
Total loans and leases	$99,042	$93,410	$85,859	$87,248	$86,795

(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
The following table is a summary of loans and leases by remaining maturity or repricing date:

	December 31, 2015
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial	$28,293	$3,141	$1,830	$33,264
Commercial real estate	8,626	155	190	8,971
Leases	665	2,055	1,259	3,979
Total commercial	37,584	5,351	3,279	46,214
Residential mortgages	1,485	1,201	10,632	13,318
Home equity loans	542	388	1,627	2,557
Home equity lines of credit	10,772	2,144	1,758	14,674
Home equity loans serviced by others (1)	—	133	853	986
Home equity lines of credit serviced by others (1)	389	—	—	389
Automobile	131	7,663	6,034	13,828
Student	13	305	4,041	4,359
Credit cards	1,487	147	—	1,634
Other retail	447	311	325	1,083
Total retail	15,266	12,292	25,270	52,828
Total loans and leases	$52,850	$17,643	$28,549	$99,042
Loans and leases due after one year at fixed interest rates		$12,785	$20,261	$33,046
Loans and leases due after one year at variable interest rates		4,858	8,288	13,146

(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Loan and Lease Concentrations
This disclosure presents our exposure to any concentration of loans and leases that exceed 10% of total loans and leases. At December 31, 2015, we did not identify any concentration of loans and leases that exceeded the 10% threshold. For further discussion of how we managed concentration exposures, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Risk Elements
The following table presents a summary of nonperforming loans and leases by class:

	December 31,
(in millions)	2015	2014	2013	2012	2011
Nonaccrual loans and leases
Commercial	$70	$113	$96	$119	$176
Commercial real estate	77	50	169	386	710
Leases	—	—	—	1	1
Total commercial	147	163	265	506	887
Residential mortgages	331	345	382	486	374
Home equity loans	135	203	266	298	207
Home equity lines of credit	272	257	333	259	109
Home equity loans serviced by others (1)	38	47	59	92	68
Home equity lines of credit serviced by others (1)	32	25	30	41	25
Automobile	42	21	16	16	7
Student	35	11	3	3	4
Credit cards	16	16	19	20	23
Other retail	3	5	10	9	8
Total retail	904	930	1,118	1,224	825
Total nonaccrual loans and leases	1,051	1,093	1,383	1,730	1,712
Loans and leases that are accruing and 90 days or more delinquent
Commercial	1	1	—	71	1
Commercial real estate	—	—	—	33	4
Leases	—	—	—	—	—
Total commercial	1	1	—	104	5
Residential mortgages	—	—	—	—	29
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Home equity loans serviced by others (1)	—	—	—	—	—
Home equity lines of credit serviced by others (1)	—	—	—	—	—
Automobile	—	—	—	—	—
Student	6	6	31	33	36
Credit cards	—	1	2	2	2
Other retail	2	—	—	—	—
Total retail	8	7	33	35	67
Total accruing and 90 days or more delinquent	9	8	33	139	72
Total nonperforming loans and leases	$1,060	$1,101	$1,416	$1,869	$1,784
Troubled debt restructurings (2)	$909	$955	$777	$704	$493

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

(in millions)	For the Year Ended December 31, 2015
Gross amount of interest income that would have been recorded in accordance with original contractual terms, and had been outstanding throughout the year or since origination, if held for only part of the year (1)	$126
Interest income actually recognized	13
Total interest income foregone	$113

(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

Potential Problem Loans and Leases
This disclosure presents outstanding amounts as well as specific reserves for certain loans and leases where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2015, we did not identify any potential problem loans or leases within the portfolio that were not already included in “—Risk Elements.”

Cross-Border Outstandings
Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency.
As of December 31, 2015, 2014 and 2013, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Summary of Loan and Lease Loss Experience
The following table summarizes the changes to our ALLL:

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Allowance for Loan and Lease Losses — Beginning:
Commercial	$388	$361	$379	$394	$399
Commercial real estate	61	78	111	279	401
Leases	23	24	19	18	28
Qualitative (1)	72	35	—	—	—
Total commercial	544	498	509	691	828
Residential mortgages	63	104	74	105	118
Home equity loans	50	85	82	62	71
Home equity lines of credit	152	159	107	116	112
Home equity loans serviced by others (2)	47	85	146	241	316
Home equity lines of credit serviced by others (2)	11	18	32	52	69
Automobile	58	23	30	40	41
Student	93	83	75	73	98
Credit cards	68	72	65	72	119
Other retail	32	34	46	55	77
Qualitative (1)	77	60	—	—	—
Total retail	651	723	657	816	1,021
Unallocated	—	—	89	191	156
Total allowance for loan and lease losses — beginning	$1,195	$1,221	$1,255	$1,698	$2,005
Gross Charge-offs:
Commercial	($30)	($31)	($72)	($127)	($170)
Commercial real estate	(6)	(12)	(36)	(129)	(208)
Leases	—	—	—	(1)	—
Total commercial	(36)	(43)	(108)	(257)	(378)
Residential mortgages	(22)	(36)	(54)	(85)	(98)
Home equity loans	(34)	(55)	(77)	(121)	(124)
Home equity lines of credit	(59)	(80)	(102)	(118)	(106)
Home equity loans serviced by others (2)	(32)	(55)	(119)	(220)	(300)
Home equity lines of credit serviced by others (2)	(14)	(12)	(27)	(48)	(66)
Automobile	(117)	(41)	(19)	(29)	(47)
Student	(51)	(54)	(74)	(88)	(97)
Credit cards	(59)	(64)	(68)	(68)	(85)
Other retail	(56)	(53)	(55)	(76)	(85)
Total retail	(444)	(450)	(595)	(853)	(1,008)
Total gross charge-offs	($480)	($493)	($703)	($1,110)	($1,386)
Gross Recoveries:
Commercial	$18	$35	$46	$64	$42
Commercial real estate	31	23	40	47	47
Leases	—	—	1	2	3
Total commercial	49	58	87	113	92
Residential mortgages	12	11	10	16	15
Home equity loans	11	24	26	27	27
Home equity lines of credit	18	15	19	9	9
Home equity loans serviced by others (2)	17	21	23	22	18
Home equity lines of credit serviced by others (2)	8	5	5	5	4
Automobile	49	20	12	21	35
Student	12	9	13	14	12
Credit cards	8	7	7	8	9
Other retail	12	—	—	—	—
Total retail	147	112	115	122	129
Total gross recoveries	$196	$170	$202	$235	$221

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Net (Charge-offs)/Recoveries:
Commercial	($12)	$4	($26)	($63)	($128)
Commercial real estate	25	11	4	(82)	(161)
Leases	—	—	1	1	3
Total commercial	13	15	(21)	(144)	(286)
Residential mortgages	(10)	(25)	(44)	(69)	(83)
Home equity loans	(23)	(31)	(51)	(94)	(97)
Home equity lines of credit	(41)	(65)	(83)	(109)	(97)
Home equity loans serviced by others (2)	(15)	(34)	(96)	(198)	(282)
Home equity lines of credit serviced by others (2)	(6)	(7)	(22)	(43)	(62)
Automobile	(68)	(21)	(7)	(8)	(12)
Student	(39)	(45)	(61)	(74)	(85)
Credit cards	(51)	(57)	(61)	(60)	(76)
Other retail	(44)	(53)	(55)	(76)	(85)
Total retail	(297)	(338)	(480)	(731)	(879)
Total net (charge-offs)/recoveries	($284)	($323)	($501)	($875)	($1,165)
Ratio of net charge-offs to average loans and leases	0.30%	(0.36%)	(0.59%)	(1.01%)	(1.35%)
Provision for Loan and Lease Losses:
Commercial	$—	$23	$13	$48	$123
Commercial real estate	25	(28)	(36)	(84)	39
Leases	—	(1)	4	—	(13)
Qualitative (1)	14	37	—	—	—
Total commercial	39	31	(19)	(36)	149
Residential mortgages	(7)	(16)	53	38	70
Home equity loans	12	(4)	32	114	88
Home equity lines of credit	21	58	85	100	101
Home equity loans serviced by others (2)	(3)	(4)	35	103	207
Home equity lines of credit serviced by others (2)	(2)	—	8	23	45
Automobile	116	56	—	(2)	11
Student	42	55	69	76	60
Credit cards	43	53	71	53	29
Other retail	40	51	43	67	63
Qualitative (1)	4	17	—	—	—
Total retail	266	266	396	572	674
Unallocated	—	—	103	(102)	68
Total provision for loan and lease losses	$305	$297	$480	$434	$891
Transfers - General Allowance to Qualitative Allowance: (1)
Commercial	$—	$—	$35	$—	$—
Retail	—	—	60	—	—
Unallocated	—	—	(95)	—	—
Total Transfers	$—	$—	$—	$—	$—
Retail Emergence Period Change: (3)
Residential mortgages	$—	$—	$21	$—	$—
Home equity loans	—	—	22	—	—
Home equity lines of credit	—	—	53	—	—
Total retail	—	—	96	—	—
Unallocated	—	—	(96)	—	—
Total emergence period change	$—	$—	$—	$—	$—

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Sale/Other:
Commercial	$—	$—	($5)	$—	$—
Commercial real estate	—	—	(1)	(2)	—
Total commercial	—	—	(6)	(2)	—
Residential mortgages	—	—	—	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	(3)	—	—
Home equity loans serviced by others (2)	—	—	—	—	—
Home equity lines of credit serviced by others (2)	—	—	—	—	—
Automobile	—	—	—	—	—
Student	—	—	—	—	—
Credit cards	—	—	(3)	—	—
Other retail	—	—	—	—	—
Total retail	—	—	(6)	—	—
Unallocated	—	—	(1)	—	(33)
Total sale/other	$—	$—	($13)	($2)	($33)
Total Allowance for Loan and Lease Losses — Ending:
Commercial	$376	$388	$361	$379	$394
Commercial real estate	111	61	78	111	279
Leases	23	23	24	19	18
Qualitative (1)	86	72	35	—	—
Total commercial	596	544	498	509	691
Residential mortgages	46	63	104	74	105
Home equity loans	39	50	85	82	62
Home equity lines of credit	132	152	159	107	116
Home equity loans serviced by others (2)	29	47	85	146	241
Home equity lines of credit serviced by others (2)	3	11	18	32	52
Automobile	106	58	23	30	40
Student	96	93	83	75	73
Credit cards	60	68	72	65	72
Other retail	28	32	34	46	55
Qualitative (1)	81	77	60	—	—
Total retail	620	651	723	657	816
Unallocated	—	—	—	89	191
Total allowance for loan and lease losses — ending	$1,216	$1,195	$1,221	$1,255	$1,698
Reserve for Unfunded Lending Commitments — Beginning	$61	$39	$40	$61	$70
Provision (Credit) for unfunded lending commitments	(3)	22	(1)	(21)	(9)
Reserve for unfunded lending commitments — ending	$58	$61	$39	$40	$61
Total Allowance for Credit Losses — Ending	$1,274	$1,256	$1,260	$1,295	$1,759
(1) As discussed in Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report, the ALLL is reviewed separately for commercial and retail loans, and the ALLL for each includes an adjustment for qualitative allowance that includes certain risks, factors and events that might not be measured in the statistical analysis. As a result of this adjustment, the unallocated allowance was absorbed into the separately measured commercial and retail qualitative allowance during 2013.
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

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Allocation of the Allowance for Loan and Lease Losses
The following table presents an allocation of the ALLL by class and the percent of each class of loans and leases to the total loans and leases:

	December 31,
(dollars in millions)	2015		2014		2013		2012		2011
Commercial	$376	34%	$388	34%	$361	33%	$379	33%	$394	30%
Commercial real estate	111	9	61	8	78	8	111	7	279	9
Leases	23	4	23	4	24	5	19	4	18	3
Qualitative	86	N/A	72	N/A	35	N/A	—	N/A	—	N/A
Total commercial	596	47	544	46	498	46	509	44	691	42
Residential mortgages	46	13	63	13	104	11	74	11	105	11
Home equity loans	39	3	50	4	85	5	82	6	62	8
Home equity lines of credit	132	15	152	16	159	18	107	19	116	19
Home equity loans serviced by others (1)	29	1	47	1	85	2	146	2	241	3
Home equity lines of credit serviced by others (1)	3	—	11	1	18	1	32	1	52	1
Automobile	106	14	58	14	23	11	30	10	40	9
Student	96	4	93	2	83	3	75	3	73	3
Credit cards	60	2	68	2	72	2	65	2	72	2
Other retail	28	1	32	1	34	1	46	2	55	2
Qualitative	81	N/A	77	N/A	60	N/A	—	N/A	—	N/A
Total retail	620	53	651	54	723	54	657	56	816	58
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	89	N/A	191	N/A
Total loans and leases	$1,216	100%	$1,195	100%	$1,221	100%	$1,255	100%	$1,698	100%
(1) Our SBO portfolio consists of home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
Deposits
The following table presents the average balances and average interest rates paid for deposits. For further discussion, see Note 11 “Deposits” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

	For the Year Ended December 31,
(dollars in millions)	2015		2014		2013
	Average Balances		Average Balances		Average Balances
Noninterest-bearing demand deposits (1) (2)	$26,606		$25,739		$25,399
	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Checking with interest	$16,666	0.11%	$14,507	0.08%	$14,096	0.06%
Money market and savings	43,458	0.27	39,579	0.19	42,575	0.25
Term deposits	12,424	0.82	10,317	0.65	11,266	0.80
Total interest-bearing deposits (1) (2)	$72,548	0.33%	$64,403	0.24%	$67,937	0.30%
(1) The aggregate amount of deposits by foreign depositors in domestic offices was approximately $1.1 billion as of December 31, 2015, 2014 and 2013.
(2) Excludes deposits held for sale.

CITIZENS FINANCIAL GROUP, INC.
SELECTED STATISTICAL INFORMATION

Time Certificates of Deposit of $100,000 or More
The following table presents the amount of time certificates of deposit of $100,000 or more, segregated by time remaining until maturity:

(in millions)	December 31, 2015
Three months or less	$3,136
After three months through six months	1,145
After six months through twelve months	1,329
After twelve months	675
Total term deposits	$6,285
Return on Equity and Assets
The following table presents our return on average total assets, return on average common equity, dividend payout ratio and average equity to average assets ratio:

	December 31,
	2015	2014	2013
Return on average total assets	0.62%	0.68%	(2.83)%
Return on average common equity	4.30	4.46	(15.69)
Dividend payout ratio	25.73	92.05	(34.58)
Average equity to average assets ratio	14.46	15.20	18.06
Short-Term Borrowed Funds
The following tables present amounts and weighted-average rates for categories of short-term borrowed funds. For further discussion, see Note 12 “Borrowed Funds” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included elsewhere in this report.

	December 31,
(in millions)	2015	2014
Federal funds purchased	$—	$574
Securities sold under agreements to repurchase	802	3,702
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,630	6,253
Total short-term borrowed funds	$3,432	$10,529

	December 31,
(dollars in millions)	2015	2014	2013
Weighted-average interest rate at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.15%	0.14%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.44	0.26	0.20
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$5,114
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	2,251
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase	$3,364	$5,699	$2,400
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,865	5,640	251
Weighted-average interest rate during the year:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.12%	0.31%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.28	0.25	0.44

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

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITIZENS FINANCIAL GROUP, INC.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed, under the supervision of the Chief Executive Officer and the Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 124, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Citizens Financial Group, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2016

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Citizens Financial Group, Inc.
Providence, Rhode Island

We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”), as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2016

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$1,099	$1,171
Interest-bearing cash and due from banks	1,986	2,105
Interest-bearing deposits in banks	356	370
Securities available for sale, at fair value (including $4,283 and $7,181 pledged to creditors, respectively) (a)	17,884	18,656
Securities held to maturity (including $135 and $40 pledged to creditors, respectively, and fair value of $5,297 and $5,193, respectively) (a)	5,258	5,148
Other investment securities, at fair value	70	33
Other investment securities, at cost	863	867
Loans held for sale, at fair value	325	256
Other loans held for sale	40	25
Loans and leases	99,042	93,410
Less: Allowance for loan and lease losses	1,216	1,195
Net loans and leases	97,826	92,215
Derivative assets (related party balances of $52 and $1, respectively)	625	629
Premises and equipment, net	595	595
Bank-owned life insurance	1,564	1,527
Goodwill	6,876	6,876
Other assets (related party balances of $7 and $7, respectively)	2,841	2,384
TOTAL ASSETS	$138,208	$132,857
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,649	$26,086
Interest-bearing (related party balances of $2 and $5, respectively)	74,890	69,621
Total deposits	102,539	95,707
Federal funds purchased and securities sold under agreements to repurchase	802	4,276
Other short-term borrowed funds	2,630	6,253
Derivative liabilities (related party balances of $212 and $387, respectively)	485	612
Deferred taxes, net	730	493
Long-term borrowed funds (related party balances of $1,250 and $2,000, respectively)	9,886	4,642
Other liabilities (related party balances of $15 and $30, respectively)	1,490	1,606
TOTAL LIABILITIES	$118,562	$113,589
Contingencies (refer to Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at December 31, 2015, and no shares outstanding at December 31, 2014	$247	$—
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 563,117,415 shares issued and 527,774,428 shares outstanding at December 31, 2015 and 1,000,000,000 shares authorized, 560,262,638 shares issued and 545,884,519 shares outstanding at December 31, 2014	6	6
Additional paid-in capital	18,725	18,676
Retained earnings	1,913	1,294
Treasury Stock, at cost, 35,342,987 and 14,378,119 shares at December 31, 2015 and December 31, 2014, respectively	(858)	(336)
Accumulated other comprehensive loss	(387)	(372)
TOTAL STOCKHOLDERS’ EQUITY	$19,646	$19,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,208	$132,857
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases (related party balances of $70, $72 and $56, respectively)	$3,211	$3,012	$3,001
Interest and fees on loans held for sale, at fair value	10	5	12
Interest and fees on other loans held for sale	7	23	—
Investment securities	621	619	477
Interest-bearing deposits in banks	5	5	11
Total interest income	3,854	3,664	3,501
INTEREST EXPENSE:
Deposits (related party balances of $0, $0 and $15, respectively)	237	156	216
Deposits held for sale	—	4	—
Federal funds purchased and securities sold under agreements to repurchase (related party balances of $7, $24 and $184, respectively)	16	32	192
Other short-term borrowed funds (related party balances of $51, $75 and $3, respectively)	67	89	4
Long-term borrowed funds (related party balances of $76, $64 and $16, respectively)	132	82	31
Total interest expense	452	363	443
Net interest income	3,402	3,301	3,058
Provision for credit losses	302	319	479
Net interest income after provision for credit losses	3,100	2,982	2,579
NONINTEREST INCOME:
Service charges and fees (related party balances of $3, $6 and $15, respectively)	575	574	640
Card fees	232	233	234
Trust and investment services fees	157	158	149
Mortgage banking fees	101	71	153
Capital markets fees (related party balances of $9, $11 and $14, respectively)	88	91	53
Foreign exchange and trade finance fees (related party balances of $19, $58 and ($15), respectively)	90	95	97
Bank-owned life insurance income	56	49	50
Securities gains, net	29	28	144
Net securities impairment losses recognized in earnings	(7)	(10)	(8)
Other income (related party balances of ($105), ($209), and ($32), respectively)	101	389	120
Total noninterest income	1,422	1,678	1,632
NONINTEREST EXPENSE:
Salaries and employee benefits	1,636	1,678	1,652
Outside services (related party balances of $11, $22 and $20, respectively)	371	420	360
Occupancy (related party balances of $2, $1 and $3, respectively)	319	326	327
Equipment expense	257	250	275
Amortization of software	146	145	102
Goodwill impairment	—	—	4,435
Other operating expense	530	573	528
Total noninterest expense	3,259	3,392	7,679
Income (loss) before income tax expense (benefit)	1,263	1,268	(3,468)
Income tax expense (benefit)	423	403	(42)
NET INCOME (LOSS)	$840	$865	($3,426)
Net income (loss) available to common stockholders	$833	$865	($3,426)
Weighted-average common shares outstanding:
Basic	535,599,731	556,674,146	559,998,324
Diluted	538,220,898	557,724,936	559,998,324
Per common share information:
Basic earnings (loss)	$1.55	$1.55	($6.12)
Diluted earnings (loss)	1.55	1.55	(6.12)
Dividends declared and paid	0.40	1.43	2.12
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$840	$865	($3,426)
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $57, $122 and ($100), respectively	93	212	(172)
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of ($9), $10, and $66, respectively	(14)	17	114
Net unrealized securities available for sale (losses) gains arising during the periods, net of income taxes of ($38), $116, and ($165), respectively	(66)	198	(285)
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($14), ($13), and ($15), respectively	(22)	(22)	(26)
Reclassification of net securities gains to net income, net of income taxes of ($8), ($7), and ($50), respectively	(14)	(11)	(86)
Defined benefit pension plans:
Actuarial (loss) gain, net of income taxes of ($3), ($92), and $66, respectively	(3)	(148)	110
Net prior service credit, net of income taxes of $0, $3 and $0, respectively	—	4	—
Amortization of actuarial loss, net of income taxes $3, $3 and $5, respectively	12	7	9
Amortization of net prior service credit, net of income taxes $0, $0 and $0, respectively	(1)	(1)	—
Divestitures to RBS effective September 1, 2014, net of income taxes of $0, $12 and $0, respectively	—	20	—
Total other comprehensive (loss) income, net of income taxes	(15)	276	(336)
Total comprehensive income (loss)	$825	$1,141	($3,762)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2013	—	$—	560	$6	$18,589	$5,846	$—	($312)	$24,129
Dividend to RBS	—	—	—	—	—	(185)	—	—	(185)
Dividends to RBS - exchange transactions	—	—	—	—	—	(1,000)	—	—	(1,000)
Capital contribution	—	—	—	—	14	—	—	—	14
Total comprehensive loss:
Net loss	—	—	—	—	—	(3,426)	—	—	(3,426)
Other comprehensive loss	—	—	—	—	—	—	—	(336)	(336)
Total comprehensive loss	—	—	—	—	—	(3,426)	—	(336)	(3,762)
Balance at December 31, 2013	—	$—	560	$6	$18,603	$1,235	$—	($648)	$19,196
Dividends to common stockholders	—	—	—	—	—	(16)	—	—	(16)
Dividends to RBS	—	—	—	—	—	(124)	—	—	(124)
Dividends to RBS — exchange transactions	—	—	—	—	—	(666)	—	—	(666)
Common shares repurchased from RBS	—	—	(14)	—	—	—	(334)	—	(334)
Share-based compensation plans	—	—	—	—	71	—	(2)	—	69
Employee stock purchase plan shares purchased	—	—	—	—	2	—	—	—	2
Total comprehensive income:
Net income	—	—	—	—	—	865	—	—	865
Other comprehensive income	—	—	—	—	—	—	—	276	276
Total comprehensive income	—	—	—	—	—	865	—	276	1,141
Balance at December 31, 2014	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(143)	—	—	(143)
Dividends to RBS	—	—	—	—	—	(71)	—	—	(71)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(20)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	2	—	40	—	(22)	—	18
Employee stock purchase plan shares purchased	—	—	—	—	9	—	—	—	9
Total comprehensive income:
Net income	—	—	—	—	—	840	—	—	840
Other comprehensive loss	—	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	—	—	840	—	(15)	825
Balance at December 31, 2015	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$840	$865	($3,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	302	319	479
Originations of mortgage loans held for sale	(2,363)	(1,615)	(3,781)
Proceeds from sales of mortgage loans held for sale	2,381	1,578	4,229
Purchases of commercial loans held for sale	(1,176)	(312)	—
Proceeds from sales of commercial loans held for sale	1,158	269	—
Amortization of terminated cash flow hedges (related party balances of $17, $45 and $69, respectively)	17	46	73
Depreciation, amortization and accretion	471	386	404
Mortgage servicing rights valuation recovery	(9)	(5)	(47)
Securities impairment	7	10	8
Goodwill impairment	—	—	4,435
Deferred income taxes	249	141	(53)
Share-based compensation	24	53	27
Loss on disposal/impairment of premises and equipment	—	27	16
Loss on sale of other branch assets held for sale	—	9	—
Gain on sales of:
Debt securities	(29)	(28)	(144)
Marketable equity securities available for sale	(3)	—	—
Premises and equipment	(9)	—	—
Extinguishment of debt	(3)	—	—
Other loans held for sale	—	(11)	—
Deposits held for sale	—	(286)	—
(Increase) decrease in other assets (related party balances of ($51), $55 and ($35), respectively)	(467)	(295)	827
(Decrease) increase in other liabilities (related party balances of ($190), ($445) and ($452), respectively)	(161)	239	(398)
Net cash provided by operating activities	1,229	1,390	2,649
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(6,783)	(8,315)	(10,999)
Proceeds from maturities and paydowns of securities available for sale	3,420	2,999	4,708
Proceeds from sales of securities available for sale	3,916	3,325	3,645
Purchases of securities held to maturity	(932)	(1,174)	(224)
Proceeds from maturities and paydowns of securities held to maturity	761	362	22
Proceeds from sales of securities held to maturity	72	—	—
Purchases of other investment securities, at fair value	(157)	—	—
Proceeds from sales of other investment securities, at fair value	120	—	—
Purchases of other investment securities, at cost	(91)	(84)	(1)
Proceeds from sales of other investment securities, at cost	95	146	127
Net decrease (increase) in interest-bearing deposits in banks	14	(137)	993
Net increase in loans and leases (related party balances of $0, ($413) and $0, respectively)	(6,019)	(6,900)	(341)
Net increase in bank-owned life insurance	(37)	(188)	(40)
Premises and equipment:
Purchases	(121)	(141)	(160)
Proceeds from sales	15	3	25
Capitalization of software	(178)	(170)	(208)
Net cash used in investing activities	(5,905)	(10,274)	(2,453)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2015	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,832	3,813	(2,968)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(3,474)	(515)	1,190
Net (decrease) increase in other short-term borrowed funds	(4,383)	4,002	1,750
Proceeds from issuance of long-term borrowed funds (related party balances of $0, $1,000 and $1,000, respectively)	6,750	3,249	1,002
Repayments of long-term borrowed funds (related party balances of $750, $0 and $280, respectively)	(766)	(6)	(291)
Treasury stock purchased	(500)	(334)	—
Net proceeds from issuance of preferred stock	247	—	—
Dividends declared and paid to RBS	(71)	(790)	(1,185)
Dividends declared and paid to other common stockholders	(143)	(16)	—
Dividends declared and paid to preferred stockholders	(7)	—	—
Net cash provided by (used in) financing activities	4,485	9,403	(502)
(Decrease) increase in cash and cash equivalents	(191)	519	(306)
Cash and cash equivalents at beginning of period	3,276	2,757	3,063
Cash and cash equivalents at end of period	$3,085	$3,276	$2,757

Supplemental disclosures:
Interest paid	$454	$338	$452
Income taxes paid	157	391	20
Non-cash items:
Transfer of securities from available for sale to held to maturity	$—	$—	$4,240
Transfer of loans and leases to other loans held for sale	—	—	1,078
Loans securitized and transferred to securities available for sale	3	18	106
Income tax withholding on stock purchased for share based compensation	22	2	—
Stock purchased for share-based compensation plans	40	71	—
Capital contribution	—	—	14
Employee Stock Purchase Plan shares purchased	9	2	—
Due from broker for securities sold but not settled	—	—	(442)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its subsidiaries Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, evaluation and measurement of impairment of goodwill, evaluation of unrealized losses on securities for other-than-temporary impairment, accounting for income taxes, the valuation of AFS and HTM securities, and derivatives.
On August 22, 2014, the Company’s Board of Directors declared a 165,582-for-1 stock split. Except for the amount of authorized shares and par value, all references to share and per share amounts in the Consolidated Financial Statements and accompanying Notes have been restated to reflect the stock split.
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
Securities
Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading, and other investment securities. Management determines the appropriate classification at the time of purchase.
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
Securities AFS are carried at fair value, with unrealized gains and losses reported in OCI as a separate component of stockholders’ equity, net of taxes. Premiums and discounts on debt securities are amortized or accreted using the interest method over the estimated lives of the individual securities. The Company uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
Securities are classified as HTM because the Company has the ability and intent to hold the securities to maturity. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Securities that are classified as trading are bought and held principally for the purpose of selling them in the near term and are carried at fair value. When applicable, realized and unrealized gains and losses on such assets are reported in noninterest income in the Consolidated Statements of Operations.
Other investment securities are composed mainly of FHLB stock and FRB stock (which are carried at cost) and money market mutual fund investments held by the Company’s broker-dealer (which are carried at fair value, with changes in fair value recognized in noninterest income). Other investment securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in noninterest income.
Loans and Leases
Loans are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts (on purchased loans). Deferred loan origination fees and costs and purchase discounts and premiums are amortized as an adjustment of yield over the life of the loan, using the interest method. Unamortized amounts remaining upon prepayment or sale are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.
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
Loans held for sale are carried at the lower of cost or fair value. Loans held for sale accounted for under the fair value option (including those loans associated with our mortgage banking business and secondary loan trading desk) are carried at fair value.
Allowance for Credit Losses
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. The Company evaluates the adequacy of the ALLL by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience, and considering current and anticipated economic factors. The ALLL is established in accordance with the Company’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ALLL each quarter, together with risk management. The ALLL is maintained at a level that management considers to be reflective of probable losses, and is established through charges to earnings in the form of a provision for credit losses. Amounts determined to be uncollectible are deducted from the ALLL and subsequent recoveries, if any, are added to the ALLL. While management uses available information to estimate loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses.
The evaluation of the adequacy of the commercial, commercial real estate, and lease ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default, loss given default and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors may be included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The ALLL may be adjusted to reflect the Company’s current assessment of various qualitative risks, factors and events that may not be measured in the statistical analysis. Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons.
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
The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.
Commercial loans and leases are charged off to the ALLL when there is little prospect of collecting either principal or interest. Charge-offs of commercial loans and leases usually involve receipt of borrower-specific adverse information. For commercial collateral-dependent loans, an appraisal or other valuation is used to quantify a shortfall between the fair value of the collateral less costs to sell and the recorded investment in the commercial loan. Retail loan charge-offs are generally based on established delinquency thresholds rather than borrower-specific adverse information. When a loan is collateral-dependent, any shortfalls between the fair value of the collateral less costs to sell and the recorded investment is promptly charged off. Placing any loan or lease on nonaccrual status does not by itself require a partial or total charge-off; however, any identified losses are charged off at that time.
Nonperforming Loans and Leases
Commercial loans, commercial real estate loans, and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Some of these loans and leases may remain on accrual status when contractually past due 90 days or more if management considers the loan collectible. A loan may be returned to accrual status if (1) principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest, (2) the loan or lease has otherwise become well-secured and in the process of collection, or (3) the borrower has been making regularly scheduled payments in full for the prior six months and it’s reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s assets and liabilities is carried at fair value, including AFS securities, derivative instruments, and other investment securities. In addition, the Company elects to account for its residential mortgages held for sale at fair value. The Company classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

•	Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by market data for substantially the full term of the asset or liability.

•	Level 3. Unobservable inputs that are supported by little or no market information and that are significant to the fair value measurement.
Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Levels 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
The Company adopted the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”), pursuant to which stock awards are granted to employees. The Company recognizes compensation expense related to stock awards based upon the fair value of the awards which is the closing price of CFG common stock on the date of the grant, adjusted for forfeitures. The related expense is charged to earnings over the requisite service period (e.g., vesting period).
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 “Leases”.  The ASU generally requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with a lease term of greater than one year.  The ASU is effective for the Company beginning on January 1, 2019.  The Company is currently assessing the impact of this guidance on the Company’s Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements. In addition, the ASU makes several other targeted amendments to the existing accounting and disclosure requirements for financial instruments, including revised guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on available-for-sale debt securities. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s Consolidated Financial Statements.
In August 2015, the FASB issued ASU No. 2015-15 “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements.” The ASU incorporates guidance from the SEC on deferral of debt issuance costs associated with line-of-credit arrangements, consistent with ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will not have a material impact on the Company’s Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal Use Software” which will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. This standard requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This standard focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This new standard simplifies consolidation accounting by reducing the number of consolidation models. The ASU will be effective for the Company beginning on January 1, 2016. Early adoption is permitted, including adoption in an interim period. Adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01 “Income Statement: Extraordinary and Unusual Items.” This ASU eliminates from GAAP the concept of extraordinary items. Accounting Standards Codification Subtopic 225-20 required that an entity separately classify, present, and disclose extraordinary events and transactions that were unusual in nature and infrequent in occurrence. This ASU, which allows for early adoption, is effective for the Company beginning on January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.

NOTE 2 - CASH AND DUE FROM BANKS
The Company’s subsidiary banks maintain certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2015 and 2014, the balance of deposits at the FRB amounted to $2.0 billion and $2.1 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2015, 2014, and 2013 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 50 basis points. As a result, the Company recorded, in interest-bearing deposits in banks, interest income on FRB deposits of $4 million, $5 million, and $5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 3 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	December 31, 2015				December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$16	$—	$—	$16	$15	$—	$—	$15
State and political subdivisions	9	—	—	9	10	—	—	10
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,234	153	(67)	17,320	17,683	301	(50)	17,934
Other/non-agency	555	4	(37)	522	703	4	(35)	672
Total mortgage-backed securities	17,789	157	(104)	17,842	18,386	305	(85)	18,606
Total debt securities available for sale	17,814	157	(104)	17,867	18,411	305	(85)	18,631
Marketable equity securities	5	—	—	5	10	3	—	13
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	22	3	—	25
Total securities available for sale	$17,831	$157	($104)	$17,884	$18,433	$308	($85)	$18,656
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,105	$27	($11)	$4,121	$3,728	$22	($31)	$3,719
Other/non-agency	1,153	23	—	1,176	1,420	54	—	1,474
Total securities held to maturity	$5,258	$50	($11)	$5,297	$5,148	$76	($31)	$5,193
Other Investment Securities, at Fair Value
Money market mutual fund	$65	$—	$—	$65	$28	$—	$—	$28
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$70	$—	$—	$70	$33	$—	$—	$33
Other Investment Securities, at Cost
Federal Reserve Bank stock	$468	$—	$—	$468	$477	$—	$—	$477
Federal Home Loan Bank stock	395	—	—	395	390	—	—	390
Total other investment securities, at cost	$863	$—	$—	$863	$867	$—	$—	$867

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Year Ended December 31,
(in millions)	2015	2014	2013
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($43)	($45)	($49)
Portions of loss recognized in other comprehensive income (before taxes)	36	35	41
Net securities impairment losses recognized in earnings	($7)	($10)	($8)

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
US Treasury and other	1	15	—	—	—	—	1	15	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	162	7,423	(51)	36	819	(27)	198	8,242	(78)
Other/non-agency	2	9	—	20	361	(37)	22	370	(37)
Total mortgage-backed securities	164	7,432	(51)	56	1,180	(64)	220	8,612	(115)
Total	166	$7,456	($51)	56	$1,180	($64)	222	$8,636	($115)

	December 31, 2014
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	1	$10	$—	1	$10	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	75	3,282	(24)	52	1,766	(57)	127	5,048	(81)
Other/non-agency	6	80	(2)	17	397	(33)	23	477	(35)
Total mortgage-backed securities	81	3,362	(26)	69	2,163	(90)	150	5,525	(116)
Total	81	$3,362	($26)	70	$2,173	($90)	151	$5,535	($116)

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
The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Year Ended December 31,
(in millions)	2015	2014	2013
Cumulative balance at beginning of period	$62	$56	$55
Credit impairments recognized in earnings on securities that have been previously impaired	7	10	8
Reductions due to increases in cash flow expectations on impaired securities	(3)	(4)	(7)
Cumulative balance at end of period	$66	$62	$56

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of December 31, 2015, 2014 and 2013 were $66 million, $62 million and $56 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of December 31, 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, the Company recognized credit related other-than-temporary impairment losses in earnings of $7 million, $10 million and $8 million, respectively, related to non-agency MBS in the AFS portfolio. There were no credit impaired debt securities sold during the years ended December 31, 2015, 2014 and 2013, respectively. Reductions in credit losses due to increases in cash flow expectations were $3 million, $4 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, as of December 31, 2015, 2014 and 2013, $36 million, $35 million and $41 million respectively, of pre-tax non-credit related losses were deferred in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$1	$—	$16
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	52	1,833	15,345	17,234
Other/non-agency	—	68	3	484	555
Total debt securities available for sale	19	120	1,837	15,838	17,814
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,105	4,105
Other/non-agency	—	—	—	1,153	1,153
Total debt securities held to maturity	—	—	—	5,258	5,258
Total amortized cost of debt securities	$19	$120	$1,837	$21,096	$23,072

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$1	$—	$16
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	54	1,845	15,417	17,320
Other/non-agency	—	70	3	449	522
Total debt securities available for sale	19	124	1,849	15,875	17,867
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,121	4,121
Other/non-agency	—	—	—	1,176	1,176
Total debt securities held to maturity	—	—	—	5,297	5,297
Total fair value of debt securities	$19	$124	$1,849	$21,172	$23,164

The following table reports the amounts recognized in interest income from investment securities and interest-bearing deposits in banks on the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2015	2014	2013
Taxable	$621	$619	$477
Non-taxable	—	—	—
Interest-bearing cash and due from banks and deposits in banks	$5	$5	$11
Total interest income from investment securities and interest-bearing deposits in banks	$626	$624	$488

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on securities are shown below:

	Year Ended December 31,
(in millions)	2015	2014	2013
Gains on sale of debt securities	$41	$33	$144
Losses on sale of debt securities	(12)	(5)	—
Debt securities gains, net	$29	$28	$144
Equity securities gains	$3	$—	$—
Included in the table above is a $2 million gain recognized on the sale of a $73 million mortgage-backed security that was classified as HTM. The HTM security was sold because the holding would have been prohibited under the Volcker Rule beginning in July 2017.
The amortized cost and fair value of securities pledged are shown below:

	December 31, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$805	$808	$3,650	$3,701
Pledged against FHLB borrowed funds	1,163	1,186	1,355	1,407
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,579	3,610	3,453	3,520

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
The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	December 31, 2015			December 31, 2014
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$500	($500)	$—	$—	$—	$—
Securities sold under agreements to repurchase	(500)	500	—	(2,600)	—	(2,600)

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 16 “Derivatives.”

Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2015, 2014 and 2013, were $3 million, $18 million and $106 million, respectively. These securitizations included a substantive guarantee by a third party. In 2015, the guarantor was Freddie Mac. In 2014 and 2013, the guarantors were Fannie Mae, Ginnie Mae, and Freddie Mac. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities under the agreements to repurchase or resell are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity, at December 31, 2015:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities purchased under agreements to resell
Mortgage-backed securities - Agency	$—	$500	$—	$—	$500
Total securities purchased under agreements to resell	$—	$500	$—	$—	$500
Securities sold under agreements to repurchase
Mortgage-backed securities - Agency	$—	($500)	$—	$—	($500)
Total securities sold under agreement to repurchase	$—	($500)	$—	$—	($500)

For these securities sold under the agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. The Company manages the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

NOTE 4 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

	December 31,
(in millions)	2015	2014
Commercial	$33,264	$31,431
Commercial real estate	8,971	7,809
Leases	3,979	3,986
Total commercial	46,214	43,226
Residential mortgages	13,318	11,832
Home equity loans	2,557	3,424
Home equity lines of credit	14,674	15,423
Home equity loans serviced by others (1)	986	1,228
Home equity lines of credit serviced by others (1)	389	550
Automobile	13,828	12,706
Student	4,359	2,256
Credit cards	1,634	1,693
Other retail	1,083	1,072
Total retail	52,828	50,184
Total loans and leases (2) (3)	$99,042	$93,410

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $365 million and $281 million as of December 31, 2015 and 2014, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.6 billion and $17.9 billion at December 31, 2015 and 2014, respectively.
Loans held for sale at fair value totaled $325 million and $256 million at December 31, 2015 and 2014, respectively, and consisted of residential mortgages originated for sale of $268 million and the commercial trading portfolio of $57 million as of December 31, 2015. As of December 31, 2014, residential mortgages originated for sale were $213 million, and commercial trading portfolio totaled $43 million. Other loans held for sale totaled $40 million and $25 million as of December 31, 2015 and 2014, respectively, and consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds totaled $23.2 billion and $22.0 billion at December 31, 2015 and 2014, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $15.9 billion and $11.8 billion at December 31, 2015 and 2014, respectively.
During the year ended December 31, 2015, the Company purchased automobile loans with an outstanding principal balance of $1.3 billion, a portfolio of residential mortgages with an outstanding principal balance of $1.1 billion, and a portfolio of student loans with an outstanding principal balance of $957 million. During the year ended December 31, 2014, the Company purchased a portfolio of residential loans with an outstanding principal balance of $1.9 billion, a portfolio of auto loans with an outstanding principal balance of $1.7 billion and a portfolio of student loans with an outstanding principal balance of $59 million.
During the year ended December 31, 2015, the Company sold a portfolio of commercial loans with an outstanding principal balance of $401 million as part of the Company’s loan syndication project, residential mortgages with an outstanding principal balance of $273 million, and $41 million of credit card balances associated with a terminated agent credit card servicing agreement. During the year ended December 31, 2014, in addition to the $1.0 billion loans sold as part of the Company's sale of its Chicago-area retail branches, the Company sold portfolios of residential mortgage loans with outstanding principal balances of $126 million and student loans of $357 million, as well as commercial loans with an outstanding principal balance of $301 million.
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
A summary of the investment in leases, before the ALLL, is as follows:

	December 31,
(in millions)	2015	2014
Direct financing leases	$3,898	$3,873
Leveraged leases	81	113
Total leases	$3,979	$3,986
The components of the investment in leases, before the ALLL, are as follows:

	December 31,
(in millions)	2015	2014
Total future minimum lease rentals	$3,195	$3,324
Estimated residual value of leased equipment (non-guaranteed)	1,157	1,059
Initial direct costs	22	22
Unearned income on minimum lease rentals and estimated residual value of leased equipment	(395)	(419)
Total leases	$3,979	$3,986

At December 31, 2015, the future minimum lease rentals on direct financing and leveraged leases are as follows:

Year Ended December 31,	(in millions)
2016	$707
2017	588
2018	528
2019	445
2020	327
Thereafter	600
Total	$3,195
Pre-tax income on leveraged leases was $2 million, $2 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax expense on this income was $1 million for the years ended December 31, 2015, 2014 and 2013. There was no investment credit recognized in income during these years.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” for a detailed discussion of ALLL reserve methodologies and estimation techniques.
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
There were no other material changes in assumptions or estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments.
The following is a summary of changes in the allowance for credit losses:

	Year Ended December 31, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2015	$544	$651	$1,195
Charge-offs	(36)	(444)	(480)
Recoveries	49	147	196
Net recoveries (charge-offs)	13	(297)	(284)
Provision charged to income	39	266	305
Allowance for loan and lease losses as of December 31, 2015	596	620	1,216
Reserve for unfunded lending commitments as of January 1, 2015	61	—	61
Credit for unfunded lending commitments	(3)	—	(3)
Reserve for unfunded lending commitments as of December 31, 2015	58	—	58
Total allowance for credit losses as of December 31, 2015	$654	$620	$1,274

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2014	$498	$723	$1,221
Charge-offs	(43)	(450)	(493)
Recoveries	58	112	170
Net (charge-offs) recoveries	15	(338)	(323)
Provision charged to income	31	266	297
Allowance for loan and lease losses as of December 31, 2014	544	651	1,195
Reserve for unfunded lending commitments as of January 1, 2014	39	—	39
Provision for unfunded lending commitments	22	—	22
Reserve for unfunded lending commitments as of December 31, 2014	61	—	61
Total allowance for credit losses as of December 31, 2014	$605	$651	$1,256

	Year Ended December 31, 2013
(in millions)	Commercial	Retail	Unallocated	Total
Allowance for loan and lease losses as of January 1, 2013	$509	$657	$89	$1,255
Charge-offs	(108)	(595)	—	(703)
Recoveries	87	115	—	202
Net charge-offs	(21)	(480)	—	(501)
Sales/Other	(6)	(6)	(1)	(13)
Provision charged to income	(19)	396	103	480
Transfer of unallocated reserve to qualitative reserve	35	60	(95)	—
Loss emergence period change	—	96	(96)	—
Allowance for loan and lease losses as of December 31, 2013	498	723	—	1,221
Reserve for unfunded lending commitments as of January 1, 2013	40	—	—	40
Credit for unfunded lending commitments	(1)	—	—	(1)
Reserve for unfunded lending commitments as of December 31, 2013	39	—	—	39
Total allowance for credit losses as of December 31, 2013	$537	$723	$—	$1,260

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	December 31, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$218	$1,165	$1,383	$205	$1,208	$1,413
Formula-based evaluation	45,996	51,663	97,659	43,021	48,976	91,997
Total	$46,214	$52,828	$99,042	$43,226	$50,184	$93,410

The following is a summary of the allowance for credit losses by evaluation method:

	December 31, 2015			December 31, 2014
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$36	$101	$137	$20	$109	$129
Formula-based evaluation	618	519	1,137	585	542	1,127
Allowance for credit losses	$654	$620	$1,274	$605	$651	$1,256

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	December 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,276	$911	$1,002	$75	$33,264
Commercial real estate	8,450	272	171	78	8,971
Leases	3,880	55	44	—	3,979
Total	$43,606	$1,238	$1,217	$153	$46,214

	December 31, 2014
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,022	$876	$427	$106	$31,431
Commercial real estate	7,354	329	61	65	7,809
Leases	3,924	12	50	—	3,986
Total	$41,300	$1,217	$538	$171	$43,226

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	December 31, 2015
(in millions)	Current	1-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$12,905	$97	$70	$246	$13,318
Home equity loans	2,245	164	44	104	2,557
Home equity lines of credit	13,982	407	80	205	14,674
Home equity loans serviced by others (1)	886	60	20	20	986
Home equity lines of credit serviced by others (1)	296	48	16	29	389
Automobile	12,670	964	159	35	13,828
Student	4,175	113	30	41	4,359
Credit cards	1,554	44	20	16	1,634
Other retail	1,013	53	12	5	1,083
Total	$49,726	$1,950	$451	$701	$52,828
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
Nonperforming Assets
A summary of nonperforming loans and leases by class is as follows:

	December 31, 2015			December 31, 2014
(in millions)	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases	Nonaccruing	Accruing and 90 Days or More Delinquent	Total Nonperforming Loans and Leases
Commercial	$70	$1	$71	$113	$1	$114
Commercial real estate	77	—	77	50	—	50
Leases	—	—	—	—	—	—
Total commercial	147	1	148	163	1	164
Residential mortgages	331	—	331	345	—	345
Home equity loans	135	—	135	203	—	203
Home equity lines of credit	272	—	272	257	—	257
Home equity loans serviced by others (1)	38	—	38	47	—	47
Home equity lines of credit serviced by others (1)	32	—	32	25	—	25
Automobile	42	—	42	21	—	21
Student	35	6	41	11	6	17
Credit cards	16	—	16	16	1	17
Other retail	3	2	5	5	—	5
Total retail	904	8	912	930	7	937
Total	$1,051	$9	$1,060	$1,093	$8	$1,101

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $257 million as of December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of other nonperforming assets is as follows:

	December 31,
(in millions)	2015	2014
Nonperforming assets, net of valuation allowance:
Commercial	$1	$3
Retail	45	39
Nonperforming assets, net of valuation allowance	$46	$42

Nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.
A summary of key performance indicators is as follows:

	December 31,
	2015	2014
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.15%	0.18%
Nonperforming retail loans as a percentage of total loans and leases	0.92	1.00
Total nonperforming loans and leases as a percentage of total loans and leases	1.07%	1.18%

Nonperforming commercial assets as a percentage of total assets	0.11%	0.13%
Nonperforming retail assets as a percentage of total assets	0.69	0.73
Total nonperforming assets as a percentage of total assets	0.80%	0.86%

The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	December 31, 2015			December 31, 2014
(in millions)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$13	$71	$84	$57	$114	$171
Commercial real estate	33	77	110	26	50	76
Leases	10	—	10	3	—	3
Total commercial	56	148	204	86	164	250
Residential mortgages	70	246	316	97	269	366
Home equity loans	44	104	148	60	145	205
Home equity lines of credit	80	205	285	73	198	271
Home equity loans serviced by others (1)	20	20	40	26	23	49
Home equity lines of credit serviced by others (1)	16	29	45	10	19	29
Automobile	159	35	194	93	16	109
Student	30	41	71	25	17	42
Credit cards	20	16	36	22	17	39
Other retail	12	5	17	18	4	22
Total retail	451	701	1,152	424	708	1,132
Total	$507	$849	$1,356	$510	$872	$1,382

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs. The following is a summary of impaired loan information by class:

	December 31, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$92	$23	$58	$144	$150
Commercial real estate	56	13	12	70	68
Total commercial	148	36	70	214	218
Residential mortgages	121	16	320	608	441
Home equity loans	85	11	139	283	224
Home equity lines of credit	27	2	167	234	194
Home equity loans serviced by others (1)	50	8	24	88	74
Home equity lines of credit serviced by others (1)	3	1	7	14	10
Automobile	3	—	11	19	14
Student	163	48	2	165	165
Credit cards	28	11	—	28	28
Other retail	13	4	2	18	15
Total retail	493	101	672	1,457	1,165
Total	$641	$137	$742	$1,671	$1,383

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is as follows:

	Year Ended December 31,
	2015		2014		2013
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$4	$135	$9	$198	$1	$157
Commercial real estate	1	44	2	98	1	149
Total commercial	5	179	11	296	2	306
Residential mortgages	15	415	14	429	7	419
Home equity loans	9	222	8	246	5	228
Home equity lines of credit	4	173	4	149	2	90
Home equity loans serviced by others (1)	4	75	5	91	5	102
Home equity lines of credit serviced by others (1)	—	9	—	11	—	12
Automobile	—	11	—	7	—	8
Student	7	157	8	153	7	140
Credit cards	2	26	2	31	3	41
Other retail	1	16	1	21	1	25
Total retail	42	1,104	42	1,138	30	1,065
Total	$47	$1,283	$53	$1,434	$32	$1,371

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
Commercial TDRs were $155 million and $176 million on December 31, 2015 and 2014, respectively. Retail TDRs totaled $1.2 billion on December 31, 2015 and 2014, respectively. Commitments to lend additional funds to debtors owing receivables which were TDRs were $15 million and $53 million on December 31, 2015 and 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes how loans were modified during the year ended December 31, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to December 31, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	25	$19	$19	160	$22	$22
Commercial real estate	1	—	—	1	—	—
Total commercial	26	19	19	161	22	22
Residential mortgages	153	31	31	40	7	6
Home equity loans	96	5	5	191	35	35
Home equity lines of credit	4	1	1	23	2	2
Home equity loans serviced by others (3)	29	2	2	—	—	—
Home equity lines of credit serviced by others (3)	2	—	—	1	—	—
Automobile	108	2	2	5	—	—
Student	—	—	—	—	—	—
Credit cards	2,413	13	13	—	—	—
Other retail	3	—	—	—	—	—
Total retail	2,808	54	54	260	44	43
Total	2,834	$73	$73	421	$66	$65

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	16	$34	$34	($1)	$1
Commercial real estate	1	4	4	—	—
Total commercial	17	38	38	(1)	1
Residential mortgages	275	33	33	(1)	—
Home equity loans	448	28	28	—	1
Home equity lines of credit	320	21	19	—	2
Home equity loans serviced by others (3)	124	6	5	—	1
Home equity lines of credit serviced by others (3)	41	3	2	—	—
Automobile	812	14	12	—	2
Student	1,204	22	22	4	—
Credit cards	—	—	—	2	—
Other retail	20	—	—	—	—
Total retail	3,244	127	121	5	6
Total	3,261	$165	$159	$4	$7

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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	25	$8	$7	131	$21	$22
Commercial real estate	9	1	2	15	3	2
Total commercial	34	9	9	146	24	24
Residential mortgages	126	17	17	40	6	5
Home equity loans	125	8	9	85	5	6
Home equity lines of credit	7	—	—	276	17	16
Home equity loans serviced by others (3)	42	2	2	—	—	—
Home equity lines of credit serviced by others (3)	4	—	—	1	—	—
Automobile	75	1	1	18	—	—
Student	—	—	—	—	—	—
Credit cards	2,165	12	12	—	—	—
Other retail	3	—	—	—	—	—
Total retail	2,547	40	41	420	28	27
Total	2,581	$49	$50	566	$52	$51

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	27	$52	$74	$3	$—
Commercial real estate	1	7	7	—	3
Total commercial	28	59	81	3	3
Residential mortgages	393	47	46	(4)	1
Home equity loans	1,046	63	62	(1)	2
Home equity lines of credit	356	25	21	—	5
Home equity loans serviced by others (3)	138	5	5	(1)	—
Home equity lines of credit serviced by others (3)	39	2	2	—	—
Automobile	1,039	17	13	—	5
Student	1,675	31	31	5	—
Credit cards	—	—	—	—	—
Other retail	57	2	1	(1)	—
Total retail	4,743	192	181	(2)	13
Total	4,771	$251	$262	$1	$16
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes how loans were modified during the year ended December 31, 2013, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2013 and were paid off in full, charged off, or sold prior to December 31, 2013.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	126	$13	$13	134	$18	$18
Commercial real estate	11	7	7	3	1	1
Total commercial	137	20	20	137	19	19
Residential mortgages	200	32	33	46	5	6
Home equity loans	196	15	16	94	6	6
Home equity lines of credit	18	1	1	2,081	80	70
Home equity loans serviced by others (3)	31	2	2	5	—	—
Home equity lines of credit serviced by others (3)	3	—	—	1	—	—
Automobile	238	2	2	2	—	—
Student	—	—	—	—	—	—
Credit cards	2,729	15	15	—	—	—
Other retail	21	—	—	—	—	—
Total retail	3,436	67	69	2,229	91	82
Total	3,573	$87	$89	2,366	$110	$101

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	6	$1	$1	$—	$1
Commercial real estate	1	—	—	(2)	—
Total commercial	7	1	1	(2)	1
Residential mortgages	430	64	63	5	2
Home equity loans	995	57	51	2	5
Home equity lines of credit	771	53	46	—	16
Home equity loans serviced by others (3)	269	12	10	—	3
Home equity lines of credit serviced by others (3)	43	2	1	—	1
Automobile	1,323	13	10	—	3
Student	2,620	48	47	—	—
Credit cards	—	—	—	—	—
Other retail	148	3	3	—	1
Total retail	6,599	252	231	7	31
Total	6,606	$253	$232	$5	$32

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted during the year ended December 31, 2015, 2014 and 2013 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2015 and 2014. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Year Ended December 31,
	2015		2014		2013
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	23	$2	37	$12	18	$1
Commercial real estate	—	—	3	1	3	1
Total commercial	23	2	40	13	21	2
Residential mortgages	168	21	301	35	526	60
Home equity loans	184	13	329	24	740	43
Home equity lines of credit	131	7	229	12	394	21
Home equity loans serviced by others (1)	43	1	60	2	187	3
Home equity lines of credit serviced by others (1)	22	1	20	—	42	2
Automobile	87	1	112	1	208	1
Student	171	3	355	7	885	17
Credit cards	455	3	579	3	548	3
Other retail	4	—	12	—	33	1
Total retail	1,265	50	1,997	84	3,563	151
Total	1,288	$52	2,037	$97	3,584	$153
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2015 and 2014, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents balances of loans with these characteristics:

	December 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$649	$1,038	$785	$—	$2,472
Interest only/negative amortization	1,110	—	—	—	1,110
Low introductory rate	—	3	—	96	99
Multiple characteristics and other	14	—	—	—	14
Total	$1,773	$1,041	$785	$96	$3,695

	December 31, 2014
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products serviced by others	Credit Cards	Total
High loan-to-value	$773	$1,743	$1,025	$—	$3,541
Interest only/negative amortization	894	—	—	—	894
Low introductory rate	—	—	—	98	98
Multiple characteristics and other	24	—	—	—	24
Total	$1,691	$1,743	$1,025	$98	$4,557

NOTE 6 - VARIABLE INTEREST ENTITIES
Low Income Housing Tax Credit Partnerships
The Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist in achieving goals of the Community Reinvestment Act and to earn an adequate return on capital. Each LIHTC partnership is managed by a general partner who exercises full and exclusive control over the affairs of the limited partnership, including: selecting and investing in specific properties, company expenditures and use of working capital funds, borrowing funds, disposition of fund property, contract authority, employment of agents, and litigation resolution. The limited partner(s) may not participate in the management, control, conduct or operation of the limited partnership’s business and the general partner may only be removed by the limited partner(s) if the general partner fails to comply with the terms of the partnership agreement or is negligent in performing its duties. In addition, Citizens, as a limited partner, is only liable for capital contributions up to a maximum amount specified in the investment agreement. For all of these reasons, the Company believes that the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership and that the Company is therefore not the primary beneficiary of any LIHTC partnership. Accordingly, the Company does not consolidate any of its LIHTC partnership investments.
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
At December 31, 2015, the Company’s balance of LIHTC investments was $598 million and unfunded commitments totaled $365 million. For the year ended December 31, 2015, the Company recognized $45 million of amortization expense, $45 million of tax credits and $17 million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the year ended December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES, EQUIPMENT AND SOFTWARE
A summary of the carrying value of premises and equipment follows:

		December 31,
(dollars in millions)	Useful Lives	2015	2014
Land and land improvements	15 years	$25	$26
Buildings and leasehold improvements	7-40 years	634	607
Furniture, fixtures and equipment	5-15 years	1,667	1,613
Total premises and equipment, gross		2,326	2,246
Less: accumulated depreciation		1,731	1,651
Total premises and equipment, net		$595	$595

The above table includes capital leases with book values of $47 million and $46 million and related accumulated depreciation of $25 million and $22 million as of December 31, 2015 and 2014, respectively. Depreciation charged to noninterest expense was $116 million, $117 million, and $138 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is presented in the Consolidated Statements of Operations in occupancy and equipment expense.
The Company entered into two sale-leaseback transactions during 2015, one of which included an operating lease for a period of 10 years. There were $9 million of gains recorded of which $1 million was deferred. There were no sale-leaseback transactions during 2014. The Company entered into a sale-leaseback transaction during 2013, which includes an operating lease for a period of 10 years. There was a $15 million gain recorded in 2013 of which $14 million was deferred.
The Company had capitalized software assets of $1.3 billion and $1.1 billion and related accumulated amortization of $532 million and $387 million as of December 31, 2015 and 2014, respectively. Amortization expense was $146 million, $145 million, and $102 million for the years ended December 31, 2015, 2014, and 2013, respectively. Capitalized software assets are reported as a component of other assets in the Consolidated Balance Sheets.
The estimated future amortization expense for capitalized software assets is as follows:

Year	(in millions)
2016	$142
2017	125
2018	104
2019	72
2020	43
Thereafter	129
Total (1)	$615
(1) Excluded from this balance is $171 million of in-process software at December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASE COMMITMENTS
The Company is committed under long-term leases for the rental of premises and equipment. These leases have varying renewal options and require, in certain instances, the payment of insurance, real estate taxes and other operating expenses.
At December 31, 2015, the aggregate minimum rental commitments under these non-cancelable operating leases and capital leases, exclusive of renewals, are as follows for the years ended December 31:

(in millions)	Operating Leases	Capital Leases
2016	$190	$8
2017	167	7
2018	131	3
2019	85	2
2020	64	2
Thereafter	180	10
Total minimum lease payments	$817	$32
Amounts representing interest	N/A	(9)
Present value of net minimum lease payments	N/A	$23

Rental expense for such leases for the years ended December 31, 2015, 2014, and 2013 totaled $205 million, $214 million, and $224 million, respectively, and is presented in the Consolidated Statements of Operations in occupancy and equipment expense.

NOTE 9 - GOODWILL
Goodwill represents the excess of fair value of purchased assets over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. The changes in the carrying value of goodwill for the year ended December 31, 2015 and 2014 were:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2013	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at December 31, 2014	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at December 31, 2015	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2015 and 2014. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2015 and 2014.
The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to two reporting units — Consumer Banking and Commercial Banking — based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes.
No impairment was recorded for the years ended December 31, 2015 and 2014. The Company tested the value of goodwill as of June 30, 2013, and recorded an impairment charge of $4.4 billion relating to the Consumer Banking reporting unit. The impairment charge, which was a non-cash item, had minimal impact on the Company's regulatory capital ratios and liquidity, and for segment reporting purposes was included in Other. Refer to Note 24 “Business Segments” for further information regarding segment reporting.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 - MORTGAGE BANKING
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
The Company received $2.7 billion, $1.6 billion, and $4.2 billion of proceeds from the sale of residential mortgages for the years ended December 31, 2015, 2014 and 2013, respectively, and recognized gains on such sales of $51 million, $36 million, and $66 million for the years ended December 31, 2015, 2014 and 2013, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased residential mortgage loans totaling $10 million, $25 million, and $35 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $55 million, $59 million, and $61 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded valuation recoveries of $9 million, $5 million, and $47 million for its MSRs for the years ended December 31, 2015, 2014 and 2013, respectively.
Changes related to MSRs were as follows:

	As of and for the Year Ended December 31,
(in millions)	2015	2014
MSRs:
Balance as of January 1	$184	$208
Amount capitalized	26	17
Amortization	(37)	(41)
Carrying amount before valuation allowance	173	184
Valuation allowance for servicing assets:
Balance as of January 1	18	23
Valuation recovery	(9)	(5)
Balance at end of period	9	18
Net carrying value of MSRs	$164	$166

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	December 31,
(dollars in millions)	2015	2014
Fair value	$178	$179
Weighted average life (in years)	5.4	5.2
Weighted average constant prepayment rate	11.6%	12.4%
Weighted average discount rate	9.7%	9.8%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average life (in years)	5.9	5.8	6.0
Weighted average constant prepayment rate	10.7%	11.7%	12.4%
Weighted average discount rate	9.7%	10.3%	10.5%

The sensitivity analysis below as of December 31, 2015 and 2014 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

	December 31,
(in millions)	2015	2014
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$5	$9
Decline in fair value from a 100 basis point decrease in interest rates	$11	$15
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6

NOTE 11 - DEPOSITS
The major components of deposits are as follows:

	December 31,
(in millions)	2015	2014
Demand	$27,649	$26,086
Checking with interest	17,921	16,394
Regular savings	8,218	7,824
Money market accounts	36,727	33,345
Term deposits	12,024	12,058
Total deposits	$102,539	$95,707

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity distribution of term deposits as of December 31, 2015 is as follows:

Year	(in millions)
2016	$9,994
2017	1,309
2018	428
2019	183
2020	104
2021 and thereafter	6
Total	$12,024
Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $6.3 billion at December 31, 2015. The remaining maturities of these deposits are as follows:

(in millions)
Three months or less	$3,136
After three months through six months	1,145
After six months through twelve months	1,329
After twelve months	675
Total term deposits	$6,285

NOTE 12 - BORROWED FUNDS
The following is a summary of the Company’s short-term borrowed funds:

	December 31,
(in millions)	2015	2014
Federal funds purchased	$—	$574
Securities sold under agreements to repurchase	802	3,702
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,630	6,253
Total short-term borrowed funds	$3,432	$10,529
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	2013
Weighted-average interest rate at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.15%	0.14%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.44	0.26	0.20
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase	$5,375	$7,022	$5,114
Other short-term borrowed funds (primarily current portion of FHLB advances)	7,004	7,702	2,251
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase	$3,364	$5,699	$2,400
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,865	5,640	251
Weighted-average interest rate during the year:
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.12%	0.31%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.28	0.25	0.44

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s long-term borrowed funds:

	December 31,
(in millions)	2015	2014
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$350	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (1)	333	333
4.771% fixed rate subordinated debt, due 2023 (1)	—	333
4.691% fixed rate subordinated debt, due 2024 (1)	—	334
4.153% fixed rate subordinated debt, due 2024 (1) (2)	250	333
4.023% fixed rate subordinated debt, due 2024 (1) (3)	331	333
4.082% fixed rate subordinated debt, due 2025 (1) (4)	331	334
4.350% fixed rate subordinated debt, due 2025	250	—
4.300% fixed rate subordinated debt, due 2025	750	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (5) (6)	749	750
2.300% senior unsecured notes, due 2018 (5) (7)	747	—
2.450% senior unsecured notes, due 2019 (5) (8)	752	746
Federal Home Loan advances due through 2033	5,018	772
Other	25	24
Total long-term borrowed funds	$9,886	$4,642
(1) Borrowed funds with RBS. See Note 19 “Related Party Transactions and Significant Transactions with RBS” for further information.
(2) Interest is payable until January 1, 2016 at a fixed rate per annum of 4.153% and at a fixed rate per annum of 3.750% thereafter.
(3) $333 million principal balance of subordinated debt reflects the impact of $2 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” for further information.
(4) $334 million principal balance of subordinated debt reflects the impact of $3 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” for further information.
(5) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(6) $750 million principal balance of unsecured notes reflects the impact of $1 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” for further information.
(7) $750 million principal balance of unsecured notes reflects the impact of $3 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” for further information.
(8) $750 million principal balance of unsecured notes reflects the impact of $2 million hedge of interest rate risk on medium term debt using interest rate swaps at December 31, 2015. See Note 16 “Derivatives” for further information.
On December 3, 2015, the Company repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the repurchase price and the net carrying amount of the repurchased debt was recognized as a gain on extinguishment of the debt. To fund the repurchase, the Company issued $750 million of new subordinated debt with a 4.300% fixed rate and a ten-year maturity.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $11.3 billion at December 31, 2015 and 2014. The Company’s available FHLB borrowing capacity was $4.1 billion and $3.5 billion at December 31, 2015 and 2014, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, was pledged to provide borrowing capacity at the FRB. At December 31, 2015, the Company’s unused secured borrowing capacity was approximately $32.1 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of maturities for the Company’s long-term borrowed funds at December 31, 2015:

Year (in millions)	CFG Parent Company	Banking Subsidiaries	Consolidated
2016 or on demand	$—	$—	$—
2017	—	5,764	5,764
2018	—	753	753
2019	—	753	753
2020	—	2	2
2021 and thereafter	2,595	19	2,614
Total	$2,595	$7,291	$9,886

NOTE 13 - STOCKHOLDERS’ EQUITY
Preferred Stock
As of December 31, 2015, the Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. There were no shares of preferred stock issued and outstanding as of December 31, 2014.
On April 6, 2015, the Company issued $250 million, or 250,000 shares, of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Series A Preferred Stock”) to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. As a result of this issuance, the Company received net proceeds of $247 million after underwriting discount.
The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or other obligation of the Company. Holders of the Series A Preferred Stock will be entitled to receive dividend payments when, and if, declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable on a semi-annual basis at an annual rate equal to 5.500%. On April 6, 2020, the Series A Preferred Stock converts to a quarterly floating-rate basis equal to three-month U.S. dollar LIBOR on the related dividend determination date plus 3.960%.
Citizens may redeem the Series A Preferred Stock, in whole or in part on any dividend payment date, on or after April 6, 2020 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Citizens may not redeem shares of the Series A Preferred Stock without obtaining the prior approval of the FRBG if then required under applicable capital guidelines.
Shares of the Series A Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment.
Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.
Treasury Stock
On August 3, 2015, CFG used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock directly from RBS at a public offering price of $26.00 per share. The repurchased shares are held in treasury.
On April 7, 2015, the Company used the net proceeds of the Series A Preferred Stock offering to repurchase 10,473,397 shares of its common stock from RBS at a total cost of approximately $250 million and a price per share of $23.87, which equaled the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1, 2015. The repurchased shares are held in treasury.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2015, the Company recorded an additional 876,087 shares of treasury stock associated with share-based compensation plan activity for a total cost of $22 million at a weighted-average price per share of $25.50.
During the year ended December 31, 2014, the Company recorded an additional 80,358 shares of common stock associated with share-based compensation plan activity for a total cost of $2 million at an average price per share of $25.03.
On October 8, 2014, Citizens executed a capital exchange transaction which involved the issuance of $334 million of 10-year Subordinated Notes to RBS at a rate of 4.082% and the simultaneous repurchase of 14,297,761 shares of common stock owned by RBS for a total cost of $334 million and an average price per share of $23.36. The purchase price per share was the average of the daily volume-weighted average price of a share of our common stock as reported by the New York Stock Exchange over the five trading days preceding the purchase date.
NOTE 14 - EMPLOYEE BENEFITS
Pension Plans
The Company maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees’ years of service and highest five-year average of eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. The Company also provides an unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen effective December 31, 2012.
RBS restructured the administration of employee benefit plans during 2008. As a result, the qualified and non-qualified pension plans of certain RBS subsidiaries referred to as the Company’s “Affiliates” merged with the Company’s pension plans.
In September 2014, in preparation for the IPO, the Company divested portions of the qualified and non-qualified plans to newly established plans. RBS is the plan sponsor of the newly established plans, which provide benefits for current and former employees of the Affiliates. Citizens remains the sponsor of the original plans, which provide benefits for the Company’s current and former employees.
The qualified plan’s allocation by asset category is as follows:

	Target Asset Allocation	Actual Asset Allocation
Asset Category	2015	2015	2014
Equity securities	45-55%	47.1%	49.0%
Debt securities	40-50%	47.3%	44.7%
Other	0-10%	5.6%	6.3%
Total		100.0%	100.0%
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in the fair value of defined benefit pension plan assets, projected benefit obligation, funded status, and accumulated benefit obligation are summarized as follows:

	Year Ended December 31,
	Qualified Plan				Non-Qualified Plan
(in millions)	2015	2014	(1)	2013	2015	2014	(1)	2013
Fair value of plan assets as of January 1	$923	$1,031		$998	$—	$—		$—
Actual return (loss) on plan assets	(41)	98		111	—	—		—
Employer contributions	100	—		—	9	9		8
Divestitures	—	(129)		—	—	—		—
Benefits and administrative expenses paid	(65)	(77)		(78)	(9)	(9)		(8)
Fair value of plan assets as of December 31	917	923		1,031	—	—		—
Projected benefit obligation	977	1,093		1,026	103	117		107
Pension asset (obligation)	($60)	($170)		$5	($103)	($117)		($107)
Accumulated benefit obligation	$977	$1,093		$1,026	$103	$117		$107
(1) December 31, 2014 amounts excluded $129 million in qualified plan assets, $148 million in qualified plan liabilities and $7 million in non-qualified plan liabilities transferred to Affiliates on September 1, 2014.
The pre-tax amounts recognized (for the qualified and non-qualified plans) in AOCI are as follows:

	Year Ended December 31,
(in millions)	2015	2014	(1)
Net prior service credit	$—	$—
Net actuarial loss	599	606
Total loss recognized in accumulated other comprehensive income	$599	$606
(1) December 31, 2014 amount excluded $35 million transferred to Affiliates on September 1, 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $16 million of net actuarial loss recorded in AOCI as of December 31, 2015 is expected to be recognized as a component of net periodic benefit costs during 2016.
Other changes in plan assets and benefit obligations (for the qualified and non-qualified plans) recognized in OCI include the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net periodic pension income	($7)	($8)	($3)
Net actuarial (gain) loss	7	237	(174)
Amortization of net actuarial loss	(15)	(10)	(14)
Divestiture	—	(35)	—
Total recognized in other comprehensive income	(8)	192	(188)
Total recognized in net periodic pension cost and other comprehensive income	($15)	$184	($191)
The following table presents the components of net periodic pension (income) cost for the Company's qualified and non-qualified plans:

	Year Ended December 31
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	44	47	48	4	5	5	48	52	53
Expected return on plan assets	(74)	(73)	(73)	—	—	—	(74)	(73)	(73)
Amortization of actuarial loss	13	9	13	2	1	1	15	10	14
Net periodic pension (income) cost	($14)	($14)	($9)	$6	$6	$6	($8)	($8)	($3)

Weighted-average rates assumed in determining the actuarial present value of benefit obligations and net periodic benefit cost are as follows:

	As of and for the Year Ended December 31,
	2015	2014		2013
Assumptions for benefit obligations
Discount rate--qualified plan	4.640%	4.125%		5.00%
Discount rate--non-qualified plan	4.540%	3.875%		4.75%
Expected long-term rate of return on plan assets	7.500%	7.50%		7.50%
Assumptions for net periodic pension cost
Discount rate--qualified plan	4.125%	5.00/4.25%	(1)	4.125%
Discount rate--non-qualified plan	3.875%	4.75/4.00%	(2)	4.00%
Expected long-term rate of return on plan assets	7.500%	7.50%		7.50%
(1) 5.00% for January 1 - August 31, 2014 period; 4.25% for September 1 - December 31, 2014 period.
(2) 4.75% for January 1 - August 31, 2014 period; 4.00% for September 1 - December 31, 2014 period.
The Company expects to contribute $8 million to the non-qualified plan in 2016. No contribution to the qualified plan is expected in 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected future benefit payments for the qualified and non-qualified plans are as follows:

(in millions)
Expected benefit payments by fiscal year ended
December 31, 2016	$61
December 31, 2017	62
December 31, 2018	62
December 31, 2019	63
December 31, 2020	64
December 31, 2021 - 2025	337
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
Common and collective funds
The fair value is estimated using the net asset value of units of a bank collective trust, the net asset value is used as a practical expedient to estimate fair value. The net asset value is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value. These instruments are classified as Level 2 because the Company expects all future purchases and sales to be valued at current net asset value.
U.S. and Non-U.S. government obligations, municipal obligations, corporate bonds, asset-backed securities and mortgage-backed securities-Managed portfolio:
U.S. government obligations, municipal obligations, corporate bonds, asset-backed securities and mortgage-backed securities are valued at the quoted market prices determined in the active markets in which the securities are traded. If quoted market prices are not available, the fair value of the security is estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. These investments are classified as Level 2, because they currently trade in active markets for similar securities and the inputs to the valuations are observable.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents qualified pension plan assets and liabilities measured at fair value (including gross derivative assets and liabilities, within the fair value hierarchy):

	Fair Value Measurements as of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$4	$—	$4	$—
Mutual funds
International equity funds	47	47	—	—
Equity funds	9	—	9	—
Common and collective funds
Global equities common and collective fund	220	—	220	—
Balanced common and collective funds	196	—	196	—
Fixed income common and collective fund	120	—	120	—
Managed portfolio assets
Cash and money market funds	4	—	4	—
Fixed income mutual fund	20	—	20	—
U.S. government obligations	35	—	35	—
Non-U.S. government obligations	—	—	—	—
Municipal obligations	1	—	1	—
Corporate bonds	84	—	84	—
Asset-backed securities	5	—	5	—
Mortgage-backed securities	1	—	1	—
Derivative assets - interest rate forwards	1	—	1	—
Limited partnerships
International equity fund	107	—	107	—
International equity	95	—	95	—
Total assets measured at fair value	$949	$47	$902	$—
Liabilities
Derivative liabilities - interest rate forwards	1	—	1	—
Derivative liabilities - credit default swaps	1	—	1	—
Total liabilities measured at fair value	$2	$—	$2	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents qualified pension plan assets and liabilities measured at fair value (including net derivative assets and liabilities, within the fair value hierarchy):

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2015, 2014, and 2013. The fair values of participation units in the common and collective trusts are based on net asset value after adjustments to reflect all fund investments at fair value. The unfunded commitments, redemption frequency, and redemption notice period for those Plan investments that utilize net asset value to determine the fair value as of December 31, 2015 and 2014, are as follows:

	Fair Value Estimated Using Net Asset Value per Share December 31,
			Unfunded	Redemption	Redemption	Redemption
Investment (dollars in millions)	2015	2014	Commitment	Frequency	Restrictions	Notice Period
Equity Mutual Fund(1)	$9	$39	$—	Daily	None	1-7 days
Common and Collective Funds:
Global equities funds(2)	220	241	—	Daily	None	2-3 days
Balanced funds(3)	196	—	—	Daily	None	2-3 days
Fixed income fund(4)	120	305	—	Daily	None	3 days
Managed Portfolio - Fixed Income Mutual fund(5)	20	—	—	Daily	None	1 days
Limited Partnerships:
International equity fund(6)	107	90	—	Monthly	None	3 days
International equity(7)	95	84	—	Daily	None	10 days
Offshore feeder fund(8)	—	9	—	Daily	None	1-14 days
Total	$767	$768	$—
(1) The equity mutual fund seeks to offer participants capital appreciation by primarily investing in common stocks via investments in several underlying funds of the same fund family. The principle investment objective is to generate positive total return.
(2) The global equities funds objective is to track the MSCI All Country World Index.
(3) The balanced funds seek to maximize total return by investing in global equities and fixed income transferable securities which may include some high yield income transferable securities. The funds may invest in securities denominated in currencies other than U.S. dollars.
(4) The fixed income fund seeks to outperform the Barclay’s Capital US Long Corporate Bond Index or similar benchmark.
(5) The managed portfolio fixed income mutual fund seeks to outperform the Barclay’s U.S. Long Credit Index or similar benchmark.

(6)
The international equity fund seeks to medium to long-term capital appreciation principally through global investments in readily marketable high-quality equity securities of companies with improving fundamentals and attractive valuations.

(7) The international equity limited partnership seeks to outperform the MSCI World Index by investing primarily in the common stock of Non-U.S. issuers.
(8) The offshore feeder fund operates under a “master/feeder” structure whereby it invests substantially all of its assets in GMO Multi-Strategy Fund (Onshore) (the “master fund”). The investment objective of the master fund is capital appreciation with a target performance of the Citigroup Three-Month Treasury Bill plus 8% with a standard deviation of 5%. The investment adviser plans to pursue the master fund’s objective through a combination of investments in other pooled vehicles.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected future benefit payments for the postretirement benefit plan are as follows:

(in millions)
Expected benefit payments by fiscal year ended
December 31, 2016	$1
December 31, 2017	1
December 31, 2018	1
December 31, 2019	1
December 31, 2020	1
December 31, 2021 - 2025	5
The Company expects to contribute $1 million to the plan during 2016.
The discount rate assumed in determining the actuarial present value of benefit obligations was 3.93% and 3.50% as of December 31, 2015 and 2014, respectively.
For measurement purposes, a 7.0% assumed annual rate of increase in the per capita cost of covered health care benefits was used for the years ended December 31, 2015 and 2014. This is expected to decrease gradually down to a 5.0% ultimate rate over the next several years (2022 and 2019 for years ended December 31, 2015 and 2014, respectively).
Weighted-average rates assumed in determining the net periodic benefit cost of the postretirement benefits plan are as follows:

	For the Year Ended December 31,
(dollars in millions)	2015	2014
Discount rate	3.500%	4.625/3.875/3.75%	(1)
Rate of compensation increase	N/A	—%
Ultimate health care cost trend rate	5.000%	5.00%
Effect on accumulated postretirement benefit obligation
One percent increase	$—	$—
One percent decrease	—	—
(1) 4.625% for January 1 - May 31, 2014 period; 3.875% for June 1 - August 31, 2014 period; and, 3.750% for September 1 - December 31, 2014 period.
Postemployment Benefits
The Company provides postemployment benefits to certain former and inactive employees, primarily the Company’s long-term disability plan. Effective January 1, 2013, the Company required claimants receiving long-term disability benefits for 24 months to apply for Medicare approval so that Medicare is the primary payer of medical benefits. Benefit recorded for the years ended December 31, 2015, 2014, and 2013 were none, $1 million, and $3 million, respectively.
401(k) Plan
The Company sponsors a 401(k) plan under which employee tax-deferred/Roth after-tax contributions to the plan are matched by the Company after completion of one year of service. Effective January 1, 2013, contributions were matched at 100% up to an overall limitation of 5% on a pay period basis. Subsequently, effective January 1, 2015, 100% of matching contributions was reduced from 5% to 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed by the Company for the years ended December 31, 2015, 2014, and 2013 were $52 million, $60 million, and $70 million, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES
Total income tax expense (benefit) was as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income tax expense (benefit)	$423	$403	($42)
Tax effect of changes in OCI	(12)	154	(194)
Total comprehensive income tax expense (benefit)	$411	$557	($236)
Components of income tax expense (benefit) are as follows:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2015
U.S. federal	$162	$225	$387
State and local	12	24	36
Total	$174	$249	$423
Year Ended December 31, 2014
U.S. federal	$224	$145	$369
State and local	38	(4)	34
Total	$262	$141	$403
Year Ended December 31, 2013
U.S. federal	$3	($47)	($44)
State and local	8	(6)	2
Total	$11	($53)	($42)
The effective income tax rate differed from the U.S. federal income tax rate of 35% in 2015, 2014 and 2013 as follows:

	Year Ended December 31,
	2015		2014		2013
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Federal income tax expense (benefit) and tax rate	$442	35.0%	$444	35.0%	($1,214)	35.0%
Increase (decrease) resulting from:
Goodwill impairment	—	—	—	—	1,217	(35.1)
State and local income taxes (net of federal benefit)	27	2.1	22	1.7	1	—
Bank-owned life insurance	(20)	(1.6)	(17)	(1.3)	(17)	0.5
Tax-exempt interest	(17)	(1.3)	(15)	(1.2)	(13)	0.4
Tax credits	(16)	(1.2)	(27)	(2.1)	(11)	0.3
Non-deductible expenses	8	0.6	—	—	—	—
Other	(1)	(0.1)	(4)	(0.3)	(5)	0.1
Total income tax expense (benefit) and tax rate	$423	33.5%	$403	31.8%	($42)	1.2%
The effective income tax rate for the year ended December 31, 2015 reflected the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. See Note 6 “Variable Interest Entities,” for further information.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in the effective tax rate from 2014 to 2015 is primarily attributable to the Company’s adoption of ASU 2014-01 effective January 1, 2015. Additionally, the 2015 effective tax rate was affected by the impact of non-deductible permanent expense items incurred by the Company in 2015.
The effective tax rate in 2013 was primarily due to the tax rate impact of the goodwill impairment charge taken in 2013. Goodwill not deductible for tax purposes accounted for 78.4% of the total goodwill impairment charge and generated a reduction of 35.1% in our effective tax rate for the year ended December 31, 2013.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Other comprehensive income	$241	$232
Allowance for credit losses	465	456
Net operating loss carryforwards	137	155
Accrued expenses not currently deductible	135	170
Deferred income	40	45
Fair value marks	36	34
Other	5	1
Total deferred tax assets	1,059	1,093
Valuation allowance	(123)	(157)
Deferred tax assets, net of valuation allowance	936	936
Deferred tax liabilities:
Leasing transactions	882	825
Amortization of intangibles	455	380
Depreciation	213	164
Pension and other employee compensation plans	69	14
MSRs	47	46
Total deferred tax liabilities	1,666	1,429
Net deferred tax liability	$730	$493
At December 31, 2015, the Company had state tax net operating loss carryforwards of $1.9 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. Additionally, RBS divested its remaining ownership interest in CFG in 2015. The change in ownership resulting from this divestiture generated an annual limitation on the amount of carryforwards that can be utilized. These net operating losses will expire, if not utilized, in the years 2016 - 2035.
At December 31, 2015, the Company had a valuation allowance of $123 million against the deferred tax assets related to certain state temporary differences and net operating losses, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax asset related to these items. The valuation allowance decreased $34 million during the year ended December 31, 2015.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2015, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2011.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in millions)	2015	2014	2013
Balance at the beginning of the year, January 1	$72	$33	$34
Gross (decrease) increase for tax positions related to prior years	(6)	60	—
Decreases for tax positions as a result of the lapse of the statutes of limitations	(3)	(1)	—
Decreases for tax positions related to settlements with taxing authorities	(1)	(20)	(1)
Balance at end of year	$62	$72	$33
Included in the total amount of unrecognized tax benefits at December 31, 2015, are potential benefits of $43 million that, if recognized, would impact the effective tax rate.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of income taxes. The Company accrued less than $1 million, $1 million, and $2 million of interest expense through December 31, 2015, 2014, and 2013, respectively. The Company had approximately $14 million, $15 million, and $14 million accrued for the payment of interest at December 31, 2015, 2014, and 2013, respectively. There were no amounts accrued for penalties as of December 31, 2015, 2014, and 2013, and there were no penalties recognized during 2015, 2014, and 2013.
The Company expects to enter into settlement agreements with certain state taxing authorities regarding its passive investment companies. Settlement of these uncertainties would reduce the unrecognized tax benefit by $55 million. During 2015, the Company settled nexus issues with various state taxing authorities for the years 2004 through 2013. Settlement of these uncertainties combined with the lapse of statutes of limitations reduced the unrecognized tax benefit by $4 million.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 “Fair Value Measurements.”
The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	December 31, 2015			December 31, 2014
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,750	$96	$50	$5,750	$24	$99
Derivatives not designated as hedging instruments:
Interest rate swaps	33,719	540	455	31,848	589	501
Foreign exchange contracts	8,366	163	156	8,359	170	164
Other contracts	981	8	5	730	7	9
Total derivatives not designated as hedging instruments		711	616		766	674
Gross derivative fair values		807	666		790	773
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(178)	(178)		(161)	(161)
Less: Cash collateral applied (2)		(4)	(3)		—	—
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$625	$485		$629	$612

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. Notional amounts are typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they tend to greatly overstate the true economic risk of these contracts.
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
The Company enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into pay-floating/receive-fixed interest rate swaps, the Company was able to minimize the variability in the cash flows of these assets due to changes in interest rates. The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposits. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed rate liability for the term of the interest rate swap agreement. The Company has also entered into a forward-starting interest rate swap to minimize the exposure to variability in the interest cash flows on a forecasted fixed rate debt issuance.
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
The following table summarizes certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($2)	$2	$—	($4)	$4	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, financing liabilities (including its borrowed funds), and a forecasted debt issuance. All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $9 million of net loss (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest expense in the Consolidated Statements of Operations.
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
(in millions)	2015	2014	2013
Effective portion of gain (loss) recognized in OCI (1)	$150	$334	($59)
Amounts reclassified from OCI to interest income (2)	82	72	56
Amounts reclassified from OCI to interest expense (2)	(59)	(99)	(235)
Amounts reclassified from OCI to net gain (3)	—	—	(1)

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
(in millions)	2015	2014	2013
Customer derivative contracts
Customer interest rate contracts (1)	$140	$240	$79
Customer foreign exchange contracts (1)	(18)	(59)	18
Residential loan commitments (2)	(4)	6	(7)
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(106)	(209)	(30)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	19	58	(15)
Forward sale contracts (2)	1	(3)	25
Total	$32	$33	$70

(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and trade finance fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

	December 31,
(in millions)	2015	2014
Commitment amount:
Undrawn commitments to extend credit	$56,524	$55,899
Financial standby letters of credit	2,010	2,315
Performance letters of credit	42	65
Commercial letters of credit	87	75
Marketing rights	47	51
Risk participation agreements	26	19
Residential mortgage loans sold with recourse	10	11
Total	$58,746	$58,435
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at December 31, 2015 and 2014.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid approximately $3 million for the years ended December 31, 2015 and 2014, and is obligated to pay $47 million over the remainder of the contract.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimate of the credit exposure associated with its risk participations-in as of December 31, 2015 and 2014 is $26 million and $19 million, respectively. The current amount of credit exposure is spread out over 84 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.
Other Commitments
In November 2015, the Company entered into an agreement with RBS to purchase $500 million of its subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and rating agency considerations. See Note 19 “Related Party Transactions and Significant Transactions with RBS,” for more information.
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
In July 2014, the Company created a commercial loan trading desk to provide ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trade purchases and sales were $69 million and $75 million, respectively, at December 31, 2015. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 20 “Fair Value Measurements” for further information.
On January 7, 2016, the Company entered into an agreement to purchase student loans on a quarterly basis beginning with the first calendar quarter in 2016 and ending with the fourth calendar quarter in 2016. Under the terms of the agreement, the Company committed to purchase a minimum of $125 million of loans per quarter. The minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $500 million and $1 billion, respectively. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The agreement may be extended by written agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of calendar quarters remaining in the term.

Contingencies
The Company operates in a legal and regulatory environment that exposes it to potentially significant risks. A certain amount of litigation ordinarily results from the nature of the Company’s banking and other businesses. The Company is a party to legal proceedings, including class actions. The Company is also the subject of investigations, reviews, subpoenas, and regulatory matters arising out of its normal business operations, which, in some instances, relate to concerns about fair lending, unfair and/or deceptive practices, mortgage-related issues, and mis-selling of certain products. In addition, the Company engages in discussions with relevant governmental and regulatory authorities on a regular and ongoing basis regarding various issues, and any issues discussed or identified may result in investigatory or other action being taken. Litigation and regulatory matters may result in settlements, damages, fines, penalties, public or private censure, increased costs, required remediation, restrictions on business activities, or other impacts on the Company.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

might arise or its effects on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows in any particular period.
Set out below are descriptions of significant legal matters involving the Company and its banking subsidiaries. Based on information currently available, the advice of legal counsel and other advisers, and established reserves, management believes that the aggregate liabilities, if any, potentially arising from these proceedings will not have a materially adverse effect on the Company’s unaudited interim Consolidated Financial Statements.
Consumer Products Matters
The activities of the Company’s banking subsidiaries are subject to extensive laws and regulations concerning unfair or deceptive acts or practices in connection with customer products. Certain of the banking subsidiaries’ past practices have not met applicable standards, and they have implemented and are continuing to implement changes to improve and bring their practices in accordance with regulatory guidance. The Company and its banking subsidiaries have actively pursued resolution of the legacy regulatory enforcement matters set forth below.
As previously reported, CBNA is currently subject to a consent order issued in 2013 by the OCC in connection with its findings of deceptive marketing and implementation of some of our checking account and funds transfer products and services. Among other things, the consent order requires us to remedy deficiencies and develop stronger compliance controls, policies and procedures. The Company and its banking subsidiaries are also currently subject to consent orders issued in August 2015 by the CFPB, the OCC and the FDIC in connection with past deposit reconciliation practices, and CBNA is subject to a consent order issued in November 2015 by the OCC in connection with past billing and sales practices pertaining to identity theft and debt cancellation products, under which the applicable regulators will have to provide non-objections to, among other things, restitution plans for affected customers.
Accordingly, all financial penalties associated with these legacy regulatory enforcement matters have been paid, and substantially all remediation related to such legacy matters is expected to be resolved by the end of 2016.
NOTE 18 - DIVESTITURES
There were no branch-related divestitures of assets and liabilities during 2015.
On June 20, 2014, the Company completed the sale of certain assets and liabilities associated with the Chicago-area retail branches, small business relationships and select middle market relationships to U.S. Bancorp. The agreement to sell these assets and liabilities to U.S. Bancorp had previously been announced in January 2014. This sale included 103 retail branches located in Illinois, including certain customer deposits of $4.8 billion and selected loans of $1.0 billion (primarily middle market, small business, home equity and credit card balances). As a result of this transaction, the Company recorded a gain on sale of $288 million consisting of $286 million related to the deposits, a gain on sale of $11 million related to the loans and a $9 million loss on sale of other branch assets. For the year ended December 31, 2014, the corresponding interest and fees on these loans was $20 million and interest expense on deposits was $4 million. There was no impact on the Consolidated Statements of Operations for the year ended December 31, 2015 as a result of this transaction.
NOTE 19 - RELATED PARTY TRANSACTIONS AND SIGNIFICANT TRANSACTIONS WITH RBS
On November 3, 2015, RBS completed the sale of all of its remaining shares of CFG’s common stock. The parenthetical disclosures on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows as well as the tables and discussions below include significant related party transactions with RBS prior to the Company’s separation from RBS and significant transactions subsequent to the separation.
In September 2014, the Company entered into certain agreements that established a framework for its ongoing relationship with RBS. Specifically, the Company entered into the following agreements with RBS: Separation and Shareholder Agreement, Registration Rights Agreement, Trade Mark License Agreement, Amended and Restated Master Services Agreement, and Transitional Services Agreements. In connection with RBS’s exit of its ownership in our common stock in 2015, the Separation and Shareholder Agreement and the Registration Rights Agreement were terminated and the Trademark License Agreement was partially terminated.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of borrowed funds from RBS:

	Interest		Maturity	December 31,
(dollars in millions)	Rate		Date	2015	2014
Subordinated debt	5.158%		June 2023	$333	$333
	4.771%		October 2023	—	333
	4.691%		January 2024	—	334
	4.153%	(1)	July 2024	250	333
	4.023%		October 2024	333	333
	4.082%		January 2025	334	334
(1) Interest is payable until January 1, 2016 at a fixed rate per annum of 4.153% and at a fixed rate per annum of 3.750% thereafter.
The following table presents total interest expense recorded on subordinated debt with RBS:

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest expense on subordinated debt	$76	$64	$16
On December 3, 2015, the Company repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the reacquisition price and the net carrying amount of the repurchased debt was recognized as a gain on extinguishment of the debt and is presented in other income in the Consolidated Statement of Operations. In November 2015, the Company entered into an agreement with RBS to purchase an additional $500 million of its subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and ratings agency considerations.
The Company enters into interest rate swap agreements with RBS for the purpose of reducing the Company’s exposure to interest rate fluctuations. The following table presents a summary of these swap agreements:

	December 31, 2015			December 31, 2014
(dollars in millions)	Notional	Fixed Rates	Maturity Date	Notional	Fixed Rates	Maturity Date
Receive-fixed swaps	$6,700	0.77% to 2.04%	2017 - 2023	$4,750	1.66% to 2.04%	2019 - 2023
Pay-fixed swaps	3,500	1.96% to 4.30%	2016 - 2023	1,000	4.18% to 4.30%	2016
Total	$10,200			$5,750
The following table presents net interest income (expense) recorded by the Company in relation to interest rate swap agreements with RBS:

	Year Ended December 31,
(in millions)	2015	2014	2013
The effect of related party interest rate swap agreements on net interest income	$12	($27)	($146)
In order to meet the financing needs of its customers, the Company enters into interest rate swap and cap agreements with its customers and simultaneously enters into offsetting swap and cap agreements with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of these interest rate swap and cap agreements outstanding with RBS was $6.5 billion and $9.8 billion at December 31, 2015 and 2014, respectively.
Also to meet the financing needs of its customers, the Company enters into a variety of foreign currency denominated products, such as loans, deposits and foreign exchange contracts. To manage the foreign exchange risk associated with these products, the Company simultaneously enters into offsetting foreign exchange contracts with RBS. The Company earns a spread equal to the difference between rates charged to the customer and rates charged by RBS. The notional amount of foreign exchange contracts outstanding with RBS was $3.6 billion and $4.7 billion at December 31, 2015 and 2014, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the income (expense) recorded by the Company in relation to the interest rate swap and cap agreements and foreign exchange contracts with RBS:

	Year Ended December 31,
(in millions)	2015	2014	2013
The effect of related party interest rate swap and cap agreements on other income	($105)	($209)	($32)
The effect of related party foreign exchange contracts on foreign exchange and trade finance fees	19	58	(15)
The Company receives income for providing services and referring customers to RBS. The Company also shares office space with certain RBS entities for which rent expense and/or income is recorded in occupancy expense. Also, the Company receives certain services provided by RBS and by certain RBS entities, the fees for which were recorded in outside services expense.
The following table presents the effect of the related party fees on total fee income and outside services:

	Year Ended December 31,
(in millions)	2015	2014	2013
The effect of related party service and referral fees, net of occupancy expense, on total fee income	$10	$16	$26
The effect of related party service fees on outside services	11	22	20
The Company paid $71 million, $124 million and $185 million in regular common stock dividends to RBS for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, in 2014 and 2013, the Company paid $666 million and $1.0 billion, respectively, of common stock dividends to RBS as part of exchange transactions.
Additionally, the Company has engaged in repurchases of its common stock directly from RBS. Refer to Note 13 “Stockholders’ Equity” for further information.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Extensions of credit amounted to $136 million and $126 million at December 31, 2015 and December 31, 2014, respectively.
NOTE 20 - FAIR VALUE MEASUREMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized mortgage banking income (expense) of ($2) million, $5 million, and ($33) million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2015. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 17 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Additionally, the Company recognized $3 million and $1 million for the years ended December 31, 2015 and 2014, respectively, in other noninterest income related to its commercial trading portfolio. There was no interest income or noninterest income recorded for the year ended December 31, 2013.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance loans held for sale measured at fair value:

	December 31, 2015			December 31, 2014
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$268	$263	$5	$213	$206	$7
Commercial and commercial real estate loans held for sale, at fair value	57	57	—	43	43	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other investments
The fair values of the Company’s other investments are based on security prices in the market that are not active; therefore, these investments are classified as Level 2 in the fair value hierarchy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,842	$—	$17,842	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury and other	16	15	1	—
Total securities available for sale	17,884	15	17,869	—
Loans held for sale, at fair value:
Residential loans held for sale	268	—	268	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale, at fair value	325	—	325	—
Derivative assets:
Interest rate swaps	636	—	636	—
Foreign exchange contracts	163	—	163	—
Other contracts	8	—	8	—
Total derivative assets	807	—	807	—
Other investment securities, at fair value:
Money market mutual fund	65	65	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	70	65	5	—
Total assets	$19,086	$80	$19,006	$—
Derivative liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign exchange contracts	156	—	156	—
Other contracts	5	—	5	—
Total derivative liabilities	666	—	666	—
Total liabilities	$666	$—	$666	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2014:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,606	$—	$18,606	$—
State and political subdivisions	10	—	10	—
Equity securities	25	8	17	—
U.S. Treasury	15	15	—	—
Total securities available for sale	18,656	23	18,633	—
Loans held for sale, at fair value:
Residential loans held for sale	213	—	213	—
Commercial loans held for sale	43	—	43	—
Total loans held for sale, at fair value	256	—	256	—
Derivative assets:
Interest rate swaps	613	—	613	—
Foreign exchange contracts	170	—	170	—
Other contracts	7	—	7	—
Total derivative assets	790	—	790	—
Other investment securities, at fair value:
Money market mutual fund	28	28	—	—
Venture capital investments and other investments	5	—	—	5
Total other investment securities, at fair value	33	28	—	5
Total assets	$19,735	$51	$19,679	$5
Derivative liabilities:
Interest rate swaps	$600	$—	$600	$—
Foreign exchange contracts	164	—	164	—
Other contracts	9	—	9	—
Total derivative liabilities	773	—	773	—
Total liabilities	$773	$—	$773	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Beginning as of January 1	$5	$5	$6
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Sales	—	—	(4)
Settlements	—	—	3
Net (losses) gains	—	—	—
Transfers from Level 3 to Level 2	(5)	—	—
Balance as of December 31	$—	$5	$5
Net unrealized gain (loss) included in net income for the year relating to assets held at December 31	$—	$—	$—

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At December 31, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.4 years (range of 2.8 - 6.2 years), weighted-average constant prepayment rate of 11.6% (range of 10.7% - 22.2%) and weighted-average discount rate of 9.7% (range of 9.1% - 12.1%). At December 31, 2014, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.2 years (range of 2.8 - 6.6 years), weighted-average constant prepayment rate of 12.4% (range of 10.4% - 22.6%) and weighted-average discount rate of 9.8% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” and Note 10 “Mortgage Banking” for more information.
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
For information on the Company’s goodwill impairment testing and the most recent goodwill impairment test, see Note 1 “Significant Accounting Policies” and Note 9 “Goodwill” for a description of the Company's goodwill valuation methodology.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2015	2014	2013
Impaired collateral-dependent loans	($32)	($101)	($83)
MSRs	9	5	47
Foreclosed assets	(3)	(3)	(4)
Goodwill impairment (1)	—	—	(4,435)

(1) In the year ended December 31, 2013, Goodwill totaling $11.3 billion was written down to its implied fair value of $6.9 billion, resulting in an impairment charge of $4.4 billion.

The following table present assets and liabilities measured at fair value on a nonrecurring basis:

	December 31, 2015				December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$60	$—	$60	$—	$102	$—	$102	$—
MSRs	178	—	—	178	166	—	—	166
Foreclosed assets	42	—	42	—	40	—	40	—

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
Other investment securities, at cost
The fair value of other investment securities, at cost, such as FHLB stock and FRB stock, is assumed to approximate the cost basis of the securities. As a member of the FHLB and FRB, the Company is required to hold FHLB and FRB stock. The stock can be sold only to the FHLB and FRB upon termination of membership, or redeemed at the FHLB’s or FRB’s sole discretion.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,258	$5,297	$—	$—	$5,258	$5,297	$—	$—
Other investment securities, at cost	863	863	—	—	863	863	—	—
Other loans held for sale	40	40	—	—	—	—	40	40
Loans and leases	99,042	99,026	—	—	60	60	98,982	98,966
Financial Liabilities:
Deposits	102,539	102,528	—	—	102,539	102,528	—	—
Federal funds purchased and securities sold under agreements to repurchase	802	802	—	—	802	802	—	—
Other short-term borrowed funds	2,630	2,630	—	—	2,630	2,630	—	—
Long-term borrowed funds	9,886	9,837	—	—	9,886	9,837	—	—

	December 31, 2014
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,148	$5,193	$—	$—	$5,148	$5,193	$—	$—
Other investment securities, at cost	867	867	—	—	867	867	—	—
Other loans held for sale	25	25	—	—	—	—	25	25
Loans and leases	93,410	93,674	—	—	102	102	93,308	93,572
Financial Liabilities:
Deposits	95,707	95,710	—	—	95,707	95,710	—	—
Federal funds purchased and securities sold under agreements to repurchase	4,276	4,276	—	—	4,276	4,276	—	—
Other short-term borrowed funds	6,253	6,253	—	—	6,253	6,253	—	—
Long-term borrowed funds	4,642	4,706	—	—	4,642	4,706	—	—

NOTE 21 - REGULATORY MATTERS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital and capital ratio information evidencing the Company’s transition from Basel I regulatory accounting as of December 31, 2014 to Basel III regulatory accounting as of December 31, 2015. Basel I requirements did not include the common equity tier I capital ratio. Certain Basel III requirements are subject to phase-in through 2019, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity that are included in AOCI.

	Transitional Basel III
						FDIA Requirements
		Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)		Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015	Basel III
Common equity tier 1 capital(1)		$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital(2)		13,636	12.0	6,845	6.0	9,127	8.0
Total capital(3)		17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage(4)		13,636	10.5	5,218	4.0	6,523	5.0
As of December 31, 2014	Basel I
Tier 1 common equity(1)		$13,173	12.4%	Not Applicable	Not Applicable	Not Applicable	Not Applicable
Tier 1 capital(2)		13,173	12.4	$4,239	4.0%	$6,358	6.0%
Total capital(3)		16,781	15.8	8,477	8.0	10,596	10.0
Tier 1 leverage(4)		13,173	10.6	4,982	4.0	6,227	5.0
(1) CET1 under Basel III replaced the concept of tier 1 common capital that existed under Basel I effective January 1, 2015. “Common equity tier 1 capital ratio” as of December 31, 2015 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach. The “tier 1 common capital ratio” reported prior to January 1, 2015, represented tier 1 common equity divided by total risk-weighted assets as defined under the Basel I general risk-based capital rule.
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
Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. In the year ended December 31, 2015, the Company paid total common dividends of approximately $214 million and repurchased 20,088,781 shares of its common stock. Additionally, in the year ended December 31, 2015, the Company paid total preferred dividends of approximately $7 million.
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
The earnings impact of goodwill impairment recognized by CBNA in 2013 has put the bank subsidiary in the position of having to request specific approval from the OCC before executing capital distributions to its parent, CFG. This requirement has been in place through the fourth quarter of 2015.
On March 13, 2014, the OCC determined that CBNA no longer meets the condition to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. A financial subsidiary is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. CBNA has entered into an agreement with the OCC pursuant to which the Company has developed and submitted to the OCC a remediation plan, that sets forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary. CBNA has made substantial progress toward completing those actions. However, until the plan has been completed to the OCC’s satisfaction, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - EXIT COSTS AND RESTRUCTURING RESERVES
For the year ended December 31, 2015, the Company incurred $26 million of restructuring costs, consisting of $17 million of facilities costs in occupancy, $8 million in outside services, and $1 million in salaries and employee benefits, relating to restructuring initiatives designed to enhance operating efficiencies and reduce expense growth. In 2014, the Company began the implementation of a restructuring initiative designed to achieve operating efficiencies and reduce expense growth. For the year ended December 31, 2014, the Company incurred $101 million of restructuring costs related to these initiatives, including $41 million of salaries and employee benefits, $18 million of facilities costs (including $6 million of building impairment) in occupancy, $24 million in outside services, $6 million in software expense reported in amortization of software, and $12 million in other operating expenses.
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
For segment reporting, all of these restructuring costs are reported within Other. See Note 24 “Business Segments” for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2013	$3	$27	$—	$30
Additions	6	22	3	31
Reversals	(1)	(4)	—	(5)
Utilization	(6)	(21)	(3)	(30)
Reserve balance as of December 31, 2013	2	24	—	26
Additions	43	24	57	124
Reversals	(1)	(5)	(4)	(10)
Utilization	(21)	(25)	(50)	(96)
Reserve balance as of December 31, 2014	23	18	3	44
Additions	5	18	8	31
Reversals	(4)	(1)	—	(5)
Utilization	(12)	(19)	(6)	(37)
Reserve balance as of December 31, 2015	$12	$16	$5	$33

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2013	($240)	$306	($378)	($312)
Other comprehensive loss before reclassifications	(172)	(285)	—	(457)
Other than temporary impairment not recognized in earnings on securities	—	(26)	—	(26)
Amounts reclassified from other comprehensive income	114	(86)	119	147
Net other comprehensive (loss) income	(58)	(397)	119	(336)
Balance at December 31, 2013	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	212	198	—	410
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income (loss)	17	(11)	(118)	(112)
Net other comprehensive income	229	165	(118)	276
Balance at December 31, 2014	($69)	$74	($377)	($372)
Other comprehensive income (loss) before reclassifications	93	(66)	—	27
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive (loss) income	(14)	(14)	8	(20)
Net other comprehensive (loss) income	79	(102)	8	(15)
Balance at December 31, 2015	$10	($28)	($369)	($387)
The following table reports the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2015	2014	2013
Details about AOCI Components				Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$82	$72	$56	Interest income
	(59)	(99)	(235)	Interest expense
	—	—	(1)	Other income
	23	(27)	(180)	Income (loss) before income tax expense (benefit)
	9	(10)	(66)	Income tax expense (benefit)
	$14	($17)	($114)	Net income (loss)
Reclassification of net securities gains (losses) to net income:	$29	$28	$144	Securities gains, net
	(7)	(10)	(8)	Net securities impairment losses recognized in earnings
	22	18	136	Income (loss) before income tax expense (benefit)
	8	7	50	Income tax expense (benefit)
	$14	$11	$86	Net income (loss)
Reclassification of changes related to defined benefit pension plans:	($8)	$192	($190)	Salaries and employee benefits
	(8)	192	(190)	Income (loss) before income tax expense (benefit)
	—	74	(71)	Income tax expense (benefit)
	($8)	$118	($119)	Net income (loss)
Total reclassification gains (losses)	$20	$112	($147)	Net income (loss)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net interest income (includes $23, ($27) and ($179) of AOCI reclassifications, respectively)	$3,402	$3,301	$3,058
Provision for credit losses	302	319	479
Noninterest income (includes $22, $18 and $135 of AOCI reclassifications, respectively)	1,422	1,678	1,632
Noninterest expense (includes $8, ($192) and $190 of AOCI reclassifications, respectively)	3,259	3,392	7,679
Income (loss) before income tax expense (benefit)	1,263	1,268	(3,468)
Income tax expense (benefit) (includes $17, $71 and ($87) income tax net expense (benefit) from reclassification items, respectively)	423	403	(42)
Net income (loss)	$840	$865	($3,426)
NOTE 24 - BUSINESS SEGMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended December 31, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,198	$1,162	$42	$3,402
Noninterest income	910	415	97	1,422
Total revenue	3,108	1,577	139	4,824
Noninterest expense	2,456	709	94	3,259
Profit before provision for credit losses	652	868	45	1,565
Provision for credit losses	252	(13)	63	302
Income before income tax expense (benefit)	400	881	(18)	1,263
Income tax expense (benefit)	138	302	(17)	423
Net income (loss)	$262	$579	($1)	$840
Total average assets	$52,848	$42,800	$39,422	$135,070

	As of and for the Year Ended December 31, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,151	$1,073	$77	$3,301
Noninterest income	899	429	350	1,678
Total revenue	3,050	1,502	427	4,979
Noninterest expense	2,513	652	227	3,392
Profit before provision for credit losses	537	850	200	1,587
Provision for credit losses	259	(6)	66	319
Income before income tax expense	278	856	134	1,268
Income tax expense	96	295	12	403
Net income	182	561	122	865
Total average assets	$48,939	$38,483	$40,202	$127,624

	As of and for the Year Ended December 31, 2013
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income (expense)	$2,176	$1,031	($149)	$3,058
Noninterest income	1,025	389	218	1,632
Total revenue	3,201	1,420	69	4,690
Noninterest expense	2,522	635	4,522	7,679
Profit (loss) before provision for credit losses	679	785	(4,453)	(2,989)
Provision for credit losses	308	(7)	178	479
Income (loss) before income tax expense (benefit)	371	792	(4,631)	(3,468)
Income tax expense (benefit)	129	278	(449)	(42)
Net income (loss)	242	514	(4,182)	(3,426)
Total average assets	$46,465	$35,229	$39,172	$120,866

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
NOTE 25 - SHARE-BASED COMPENSATION
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Director Compensation Plan
In connection with the IPO, the Company adopted the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (the “Directors Plan”). Grants of restricted stock units have been made to the Company’s non-employee directors under this plan as compensation for their services pursuant to the Citizens Financial Group, Inc. Directors Compensation Policy. If a dividend is paid on shares underlying the stock units prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to stockholders generally. In the event that a director ceases to serve on the Board of Directors prior to the vesting date for any reason other than under circumstances which would constitute cause, the restricted stock units will fully vest on the date of the director’s cessation from service.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Eligible employees may contribute up to 10% of eligible compensation to the ESPP, up to a maximum purchase of $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Share-Based Plans Activity
The following tables summarize the activity related to the Company’s share-based plans (excluding the ESPP):

	Year Ended December 31,
	2015		2014
CFG Share Awards	Shares Underlying Awards	Weighted Average Grant Price	Shares Underlying Awards	Weighted Average Grant Price
Nonvested, January 1	5,595,882	$21.52	—	$—
Conversion to CFG Shares	—	—	5,774,504	21.50
Granted	1,315,572	25.18	209,099	24.87
Vested	(2,496,092)	22.15	(161,067)	25.07
Forfeited	(987,232)	21.58	(226,654)	21.50
Nonvested, December 31	3,428,130	$22.43	5,595,882	$21.52

	Year Ended December 31,
	2014		2013
RBS Share Awards	Shares Underlying Awards	Weighted Average Grant Price	Shares Underlying Awards	Weighted Average Grant Price
Nonvested, January 1	19,778,967	$5.31	22,865,810	$6.14
Granted	9,627,635	5.48	6,363,919	4.66
Vested	(6,040,806)	6.14	(4,208,789)	6.68
Forfeited	(3,975,044)	6.73	(5,241,973)	7.03
Conversion to CFG Shares	(19,390,752)	4.84	—	—
Nonvested, December 31	—	$—	19,778,967	$5.31
There are 60,652,066 shares of Company common stock available for awards to be granted under our employee share plans (including the “ESPP”). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Compensation expense related to the above share plans (including the ESPP) was $24 million, $53 million, and $27 million for the year ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, the total unrecognized compensation expense for nonvested equity awards granted was $11 million. This expense is expected to be recognized over a weighted-average period of two years. No share-based compensation costs were capitalized during the years end December 31, 2015, 2014 and 2013.
The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $5 million and $17 million in 2015 and 2014, respectively. The excess of actual tax deductions over amounts assumed, which are recognized in stockholders’ equity, was insignificant in 2013.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - EARNINGS PER SHARE

	Year Ended December 31,
(dollars in millions, except share and per-share data)	2015	2014	2013
Numerator (basic and diluted):
Net income (loss)	$840	$865	($3,426)
Less: Preferred stock dividends	7	—	—
Net income (loss) available to common stockholders	$833	$865	($3,426)
Denominator:
Weighted-average common shares outstanding - basic	535,599,731	556,674,146	559,998,324
Dilutive common shares: share-based awards	2,621,167	1,050,790	—
Weighted-average common shares outstanding - diluted	538,220,898	557,724,936	559,998,324
Earnings (loss) per common share:
Basic	$1.55	$1.55	($6.12)
Diluted	1.55	1.55	(6.12)
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - PARENT COMPANY ONLY FINANCIALS
CFG Parent Company
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2015	2014	2013
OPERATING INCOME:
Income from consolidated bank subsidiaries and associated banks, excluding equity in undistributed income:
Dividends from banking subsidiaries	$345	$595	$210
Interest	54	29	13
Management and service fees	20	21	26
Securities gains	3	—	—
All other operating income	4	5	2
Total operating income	426	650	251
OPERATING EXPENSE:
Salaries and employee benefits	15	63	38
Interest expense	108	80	24
All other expenses	38	123	43
Total operating expense	161	266	105
Income before taxes and undistributed income	265	384	146
Applicable income taxes	(29)	(77)	(22)
Income before undistributed income of subsidiaries and associated companies	294	461	168
Equity in undistributed income (losses) of subsidiaries and associated companies:
Bank	543	402	(3,595)
Nonbank	3	2	1
Net income (loss)	$840	$865	($3,426)
Other comprehensive income (loss), net of income taxes:
Net pension plan activity arising during the period	$1	$8	$17
Net unrealized derivative instrument gains arising during the period	2	—	1
Net unrealized securities (losses) gains arising during the period	(2)	1	—
Other comprehensive income activity of the Parent Company Only, net of income taxes	1	9	18
Other comprehensive (loss) income activity of Bank subsidiaries, net of income taxes	(16)	267	(354)
Total other comprehensive (loss) income, net of income taxes	(15)	276	(336)
Total comprehensive income (loss)	$825	$1,141	($3,762)
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. The Company declared and paid total common stock dividends of $214 million in 2015, $806 million in 2014, and $1.2 billion in 2013.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFG Parent Company
Condensed Balance Sheets

(in millions)	December 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$531	$280
Loans and advances to:
Bank subsidiaries	1,725	1,685
Investments in subsidiaries:
Bank subsidiaries	19,865	19,512
Nonbank subsidiaries	54	72
Balances due from RBS	6	—
Other assets	154	214
TOTAL ASSETS	$22,335	$21,763
LIABILITIES:
Long-term debt due to:
Unaffiliated companies	$1,345	$350
RBS	1,250	2,000
Balances due to RBS	3	2
Balances due to nonbank subsidiaries	1	—
Other liabilities	90	143
TOTAL LIABILITIES	2,689	2,495
TOTAL STOCKHOLDERS’ EQUITY	19,646	19,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,335	$21,763

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFG Parent Company
Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$840	$865	($3,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	49	27	(11)
Gain on sales of assets	(3)	—	—
Equity in undistributed (earnings) losses of subsidiaries	(546)	(404)	3,594
Net change in other liabilities	(48)	18	7
Net change in other assets	(16)	(74)	15
Other operating, net	3	17	1
Total adjustments	(561)	(416)	3,606
Net cash provided by operating activities	279	449	180
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	8	—	—
Payments for investments in and advances to subsidiaries	(215)	(1,470)	(220)
Sale or repayment of investments in and advances to subsidiaries	376	945	315
Other investing, net	—	(11)	(1)
Net cash (used) provided by investing activities	169	(536)	94
FINANCING ACTIVITIES
Repayment of advances from subsidiaries	—	—	(289)
Proceeds from issuance of long-term debt	1,000	1,000	1,000
Repayments of long-term debt	(750)	—	—
Proceeds from issuance of common stock	27	13	—
Repurchase of common stock	(500)	(334)	—
Proceeds from issuance of preferred stock	247	—	—
Dividends paid	(221)	(806)	(1,185)
Net cash used by financing activities	(197)	(127)	(474)
Net increase (decrease) in cash and due from banks	251	(214)	(200)
Cash and due from banks at beginning of year	280	494	694
Cash and due from banks at end of year	$531	$280	$494
NOTE 28 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2015	2014	2013
Deposit insurance	$115	$95	$85
Promotional expense	101	86	76
Settlements and operating losses	43	89	51
Postage and delivery	46	48	60
Other	225	255	256
Other operating expense	$530	$573	$528

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to December 31, 2015 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes, except as follows:
On January 7, 2016, the Company entered into an agreement to purchase student loans on a quarterly basis beginning with the first calendar quarter in 2016 and ending with the fourth calendar quarter in 2016. Under the terms of the agreement, the Company committed to purchase a minimum of $125 million of loans per quarter. The minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $500 million and $1 billion, respectively. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The agreement may be extended by written agreement of the parties for an additional four quarters. The Company may terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of calendar quarters remaining in the term.
On January 8, 2016, the Company completed a $369 million purchase of student loans pursuant to the agreement described above.
On January 22, 2016, the Company announced a quarterly cash dividend of $0.10 per share, or $53 million, which was paid on February 18, 2016 to stockholders of record at the close of business on February 4, 2016.
On January 28, 2016, RBS received written notice from the Federal Reserve Board that it is not deemed to control CFG for purposes of the Bank Holding Company Act.
On February 24, 2016, the Company announced the appointment of Malcolm Griggs as Executive Vice President and Chief Risk Officer effective April 1, 2016. Mr. Griggs, who has been with the bank since 2014, will succeed the Company’s current Chief Risk Officer, Nancy Shanik, who is retiring from the Company as of May 31, 2016.
On February 25, 2016, the Company announced that its Board of Directors declared a semi-annual preferred dividend on its 5.500% Series A, Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock. The dividend of $27.50 per share, or $7 million in the aggregate, is payable on April 6, 2016 to the holders of record as of March 22, 2016.

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
Management’s Annual Report on Internal Control over Financial Reporting, the Reporting of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 122, 123 and 124, respectively.
ITEM 9B. OTHER INFORMATION
None.

CITIZENS FINANCIAL GROUP, INC.

PART III

We refer in Part III of this report to relevant sections of our 2016 Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2015 fiscal year. Portions of our 2016 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions Directors, Officers, and Corporate Governance, Section 16(a) Beneficial Ownership Reporting Compliance, and Audit Matters — Audit Committee Report of our 2016 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Director Compensation, and Compensation Risk Assessment of our 2016 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is presented under the caption Security Ownership of Certain Beneficial Owners and Management of our 2016 Proxy Statement, which is incorporated by reference into this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the caption Directors, Executive Officers and Corporate Governance — Director Independence, Policies and Procedures for Related Party Transactions, and Related Party Transactions of our 2016 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the caption Audit Matters — Pre-approval of Independent Auditor Services and Independent Registered Public Accounting Firm Fees of our 2016 Proxy Statement, which is incorporated by reference into this item.

CITIZENS FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)(1) Financial Statements of Citizens Financial Group, Inc. included in this report:

Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2015 and 2014;
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and
Notes to Consolidated Financial Statements.

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

4.1
Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2
Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3	Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on April 6, 2015)

4.4	Registration and Purchase Agreement between the Registrant and The Royal Bank of Scotland Group plc*

4.5
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

CITIZENS FINANCIAL GROUP, INC.

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

10.10
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.11	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards†*

10.12
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.13
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Role-Based Allowance - Share Award Agreement (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.14	Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions†*

10.15	Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.16
Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy original adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of Registration Statement on Form S-1, filed July 21, 2015)†

10.17	Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.18
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Award Agreement (incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.19	Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Award Agreement for 2016 Awards†*

10.20
Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.21	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.25
Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.26
Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

CITIZENS FINANCIAL GROUP, INC.

10.27	Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.28	Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards†*

10.29	Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

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

10.33	Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed on March 3, 2015)†

10.34
Form of The Royal Bank of Scotland Group, plc CFG Special (IPO) Award Certificate (incorporated herein by reference to Exhibit 10.35 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.35	Form of Role Based Allowance Letter (incorporated herein by reference to Exhibit 10.36 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.36
Employment Agreement, dated October 1, 2013, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.6 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.37
Offer Letter, dated November 6, 2013, between The Royal Bank of Scotland Group, plc and Bruce Van Saun (incorporated herein by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.38
Executive Employment Agreement, dated March 6, 2015, between the Registrant and Eric Aboaf (incorporated herein by reference to Exhibit 10.43 of Registration Statement on Form S-1, filed March 12, 2015)†

10.39
Retirement Agreement, dated March 9, 2015, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form S-1, filed March 23, 2015)†

10.40
Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III (incorporated by reference to Exhibit 10.45 of Amendment No. 2 to Registration Statement on Form S-1, filed March 25, 2015) †

10.41
Offer Letter, dated September 18, 2007, as amended on August 14, 2014, between RBS North America Services, Inc. and John Fawcett (incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K, filed on March 3, 2015†

10.42
Offer Letter, dated May 23, 2008, as amended on August 6, 2014 between the Registrant and Brad Conner (incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed on March 3, 2015†

10.43
Offer Letter, dated September 13, 2010, as amended on January 20, 2015, between the Registrant and Nancy Shanik (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.44
Executive Employment Agreement dated July 1, 2014 between the Registrant and Stephen Gannon (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed on March 3, 2015)†

10.45	Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and
Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

CITIZENS FINANCIAL GROUP, INC.

11.1
Statement re computation of earnings per share (filed herewith as Note 25 to the audited Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplementary Data, included elsewhere in this report)

12.1	Computation of Ratio of Earnings to Fixed Charges*

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends*

21.1	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (contained herein on signature pages)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Eric Aboaf
Name: Eric Aboaf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, Eric Aboaf, Stephen T. Gannon, and Ronald S. Ohsberg, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2015 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 26, 2016
(Principal Executive Officer and Director)
/s/ Eric Aboaf
Eric Aboaf	Executive Vice President and Chief Financial Officer	February 26, 2016
(Principal Financial Officer)
/s/ Ronald S. Ohsberg
Ronald S. Ohsberg	Executive Vice President and Controller	February 26, 2016
(Principal Accounting Officer and Authorized Officer)

/s/ Mark Casady
Mark Casady	Director	February 26, 2016

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 26, 2016

/s/ Anthony Di Iorio
Anthony Di Iorio	Director	February 26, 2016

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 26, 2016

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 26, 2016

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 26, 2016

/s/ Charles J. Koch
Charles J. Koch	Director	February 26, 2016

/s/ Arthur F. Ryan
Arthur F. Ryan	Director	February 26, 2016

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 26, 2016

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 26, 2016

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 26, 2016