Form 10-Q
period 2016-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2016-05-09
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2016

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
[✓] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[✓] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer                     [✓]          Accelerated filer      [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No

There were 528,980,180 shares of Registrant’s common stock ($0.01 par value) outstanding on May 2, 2016.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BHC	Bank Holding Company
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering

CITIZENS FINANCIAL GROUP, INC.

LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MSR	Mortgage Servicing Right
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OIS	Overnight Index Swap
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
VaR	Value at Risk

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$839	$1,099
Interest-bearing cash and due from banks	1,016	1,986
Interest-bearing deposits in banks	534	356
Securities available for sale, at fair value (including $297 and $4,283 pledged to creditors, respectively) (a)	17,964	17,884
Securities held to maturity (including $0 and $135 pledged to creditors, respectively, and fair value of $5,261 and $5,297, respectively) (a)	5,129	5,258
Other investment securities, at fair value	68	70
Other investment securities, at cost	896	863
Loans held for sale, at fair value	365	325
Other loans held for sale	386	40
Loans and leases	100,991	99,042
Less: Allowance for loan and lease losses	1,224	1,216
Net loans and leases	99,767	97,826
Derivative assets	1,068	625
Premises and equipment, net	570	595
Bank-owned life insurance	1,576	1,564
Goodwill	6,876	6,876
Due from broker	161	—
Other assets	2,862	2,841
TOTAL ASSETS	$140,077	$138,208
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,186	$27,649
Interest-bearing	75,420	74,890
Total deposits	102,606	102,539
Federal funds purchased and securities sold under agreements to repurchase	714	802
Other short-term borrowed funds	3,300	2,630
Derivative liabilities	832	485
Deferred taxes, net	852	730
Long-term borrowed funds (RBS balances of $1,125 and $1,250, respectively)	10,035	9,886
Due to broker	276	—
Other liabilities	1,497	1,490
TOTAL LIABILITIES	$120,112	$118,562
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at March 31, 2016 and December 31, 2015	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 564,276,714 shares issued and 528,933,727 shares outstanding at March 31, 2016 and 1,000,000,000 shares authorized, 563,117,415 shares issued and 527,774,428 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	18,730	18,725
Retained earnings	2,076	1,913
Treasury Stock, at cost, 35,342,987 shares at March 31, 2016 and December 31, 2015.	(858)	(858)
Accumulated other comprehensive loss	(236)	(387)
TOTAL STOCKHOLDERS’ EQUITY	$19,965	$19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,077	$138,208
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per-share data)	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$868	$779
Interest and fees on loans held for sale, at fair value	3	2
Interest and fees on other loans held for sale	1	1
Investment securities	145	159
Interest-bearing deposits in banks	2	1
Total interest income	1,019	942
INTEREST EXPENSE:
Deposits	60	52
Federal funds purchased and securities sold under agreements to repurchase	1	7
Other short-term borrowed funds	11	15
Long-term borrowed funds (RBS balances of $11 and $20, respectively)	43	32
Total interest expense	115	106
Net interest income	904	836
Provision for credit losses	91	58
Net interest income after provision for credit losses	813	778
NONINTEREST INCOME:
Service charges and fees	144	135
Card fees	50	52
Trust and investment services fees	37	36
Capital markets fees	22	22
Foreign exchange and letter of credit fees	21	23
Mortgage banking fees	18	33
Bank-owned life insurance income	13	12
Securities gains, net	9	8
Net securities impairment losses recognized in earnings	(1)	(1)
Other income	17	27
Total noninterest income	330	347
NONINTEREST EXPENSE:
Salaries and employee benefits	425	419
Outside services	91	79
Occupancy	76	80
Equipment expense	65	63
Amortization of software	39	36
Other operating expense	115	133
Total noninterest expense	811	810
Income before income tax expense	332	315
Income tax expense	109	106
NET INCOME	$223	$209
Net income available to common stockholders	$216	$209
Weighted-average common shares outstanding:
Basic	528,070,648	546,291,363
Diluted	530,446,188	549,798,717
Per common share information:
Basic earnings	$0.41	$0.38
Diluted earnings	0.41	0.38
Dividends declared and paid	0.10	0.10
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$223	$209
Other comprehensive income:
Net unrealized derivative instrument gains arising during the periods, net of income taxes of $21 and $39, respectively	33	65
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($6) and ($1), respectively	(8)	(2)
Net unrealized securities available for sale gains arising during the periods, net of income taxes of $92 and $54, respectively	154	90
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($15) and ($11), respectively	(25)	(19)
Reclassification of net securities gains to net income, net of income taxes of ($3) and ($3), respectively	(5)	(4)
Defined benefit pension plans:
Amortization of actuarial loss, net of income taxes $2 and $1, respectively	2	2
Total other comprehensive income, net of income taxes	151	132
Total comprehensive income	$374	$341
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(16)	—	—	(16)
Dividends to RBS	—	—	—	—	—	(39)	—	—	(39)
Share-based compensation plans	—	—	1	—	29	—	(21)	—	8
Employee stock purchase plan shares purchased	—	—	—	—	2	—	—	—	2
Total comprehensive income:
Net income	—	—	—	—	—	209	—	—	209
Other comprehensive income	—	—	—	—	—	—	—	132	132
Total comprehensive income	—	—	—	—	—	209	—	132	341
Balance at March 31, 2015	—	$—	547	$6	$18,707	$1,448	($357)	($240)	$19,564
Balance at January 1, 2016	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(53)	—	—	(53)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Share-based compensation plans	—	—	1	—	2	—	—	—	2
Employee stock purchase plan shares purchased	—	—	—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—	—	—	—	223	—	—	223
Other comprehensive income	—	—	—	—	—	—	—	151	151
Total comprehensive income	—	—	—	—	—	223	—	151	374
Balance at March 31, 2016	—	$247	529	$6	$18,730	$2,076	($858)	($236)	$19,965
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$223	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	91	58
Originations of mortgage loans held for sale	(484)	(495)
Proceeds from sales of mortgage loans held for sale	479	462
Purchases of commercial loans held for sale	(362)	(288)
Proceeds from sales of commercial loans held for sale	345	262
Amortization of terminated cash flow hedges	15	4
Depreciation, amortization and accretion	112	113
Mortgage servicing rights valuation charge-off (recovery)	5	(1)
Securities impairment	1	1
Deferred income taxes	30	14
Share-based compensation	4	6
Gain on sales of:
Debt securities	(9)	(8)
Marketable equity securities available for sale	—	(2)
Premises and equipment	(2)	—
Increase in other assets	(339)	(136)
Increase (decrease) in other liabilities	265	(101)
Net cash provided by operating activities	374	98
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(706)	(2,190)
Proceeds from maturities and paydowns of securities available for sale	709	865
Proceeds from sales of securities available for sale	217	1,101
Purchases of securities held to maturity	—	(181)
Proceeds from maturities and paydowns of securities held to maturity	131	150
Purchases of other investment securities, at fair value	(51)	—
Proceeds from sales of other investment securities, at fair value	53	—
Purchases of other investment securities, at cost	(37)	(6)
Proceeds from sales of other investment securities, at cost	4	11
Net increase in interest-bearing deposits in banks	(178)	(245)
Net increase in loans and leases	(2,401)	(1,183)
Net increase in bank-owned life insurance	(12)	(8)
Premises and equipment:
Purchases	(8)	(18)
Proceeds from sales	3	11
Capitalization of software	(45)	(47)
Net cash used in investing activities	(2,321)	(1,740)
FINANCING ACTIVITIES
Net increase in deposits	67	3,283
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(88)	145
Net increase in other short-term borrowed funds	670	—
Proceeds from issuance of long-term borrowed funds	750	—
Repayments of long-term borrowed funds (RBS balances of $125 and $0, respectively)	(629)	(3)
Dividends declared and paid to common stockholders	(53)	(55)
Net cash provided by financing activities	717	3,370
(Decrease) increase in cash and cash equivalents	(1,230)	1,728
Cash and cash equivalents at beginning of period	3,085	3,276
Cash and cash equivalents at end of period	$1,855	$5,004
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Form 10-K for the year ended December 31, 2015. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
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
Recent Accounting Pronouncements
In April 2016, the FASB issued ASU No. 2016-10 “Identifying Performance Obligations and Licensing.” The ASU supplements the new revenue recognition standard issued in 2014 by clarifying the guidance related to licensing and the identification of performance obligations. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” The ASU modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for the Company beginning on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU supplements the new revenue recognition standard issued in 2014 by clarifying the implementation guidance on principal versus agent considerations. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-05 “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The ASU clarifies that a change in a counterparty to a derivative instrument that has been designated as a hedging instrument, in and of itself, does not result in a hedge de-designation under ASC 815. The ASU is effective for the Company beginning on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 “Leases.” The ASU generally requires lessees to recognize a right-of use asset and corresponding lease liability for all leases with a lease term of greater than one year. The ASU is effective for the Company beginning on January 1, 2019. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements. In addition, the ASU makes several other targeted amendments to the existing accounting and disclosure requirements for financial instruments, including revised guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on debt securities available for sale. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This new standard simplifies consolidation accounting by reducing the number of consolidation models. The ASU was effective for the Company beginning on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s unaudited interim Consolidated Financial Statements.
NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	March 31, 2016				December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$16	$—	$—	$16	$16	$—	$—	$16
State and political subdivisions	9	—	—	9	9	—	—	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,147	300	(13)	17,434	17,234	153	(67)	17,320
Other/non-agency	526	2	(40)	488	555	4	(37)	522
Total mortgage-backed securities	17,673	302	(53)	17,922	17,789	157	(104)	17,842
Total debt securities available for sale	17,698	302	(53)	17,947	17,814	157	(104)	17,867
Marketable equity securities	5	—	—	5	5	—	—	5
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	17	—	—	17
Total securities available for sale	$17,715	$302	($53)	$17,964	$17,831	$157	($104)	$17,884
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,010	$93	$—	$4,103	$4,105	$27	($11)	$4,121
Other/non-agency	1,119	39	—	1,158	1,153	23	—	1,176
Total securities held to maturity	$5,129	$132	$—	$5,261	$5,258	$50	($11)	$5,297
Other Investment Securities, at Fair Value
Money market mutual fund	$63	$—	$—	$63	$65	$—	$—	$65
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$68	$—	$—	$68	$70	$—	$—	$70
Other Investment Securities, at Cost
Federal Reserve Bank stock	$468	$—	$—	$468	$468	$—	$—	$468
Federal Home Loan Bank stock	428	—	—	428	395	—	—	395
Total other investment securities, at cost	$896	$—	$—	$896	$863	$—	$—	$863

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Three Months Ended March 31
(in millions)	2016	2015
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($41)	($31)
Portions of loss recognized in other comprehensive income (before taxes)	40	30
Net securities impairment losses recognized in earnings	($1)	($1)

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	March 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	1	$9	$—	—	$—	$—	1	$9	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15	614	(1)	33	727	(12)	48	1,341	(13)
Other/non-agency	6	19	—	20	344	(40)	26	363	(40)
Total mortgage-backed securities	21	633	(1)	53	1,071	(52)	74	1,704	(53)
Total	22	$642	($1)	53	$1,071	($52)	75	$1,713	($53)

	December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
U.S. Treasury and other	1	15	—	—	—	—	1	15	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	162	7,423	(51)	36	819	(27)	198	8,242	(78)
Other/non-agency	2	9	—	20	361	(37)	22	370	(37)
Total mortgage-backed securities	164	7,432	(51)	56	1,180	(64)	220	8,612	(115)
Total	166	$7,456	($51)	56	$1,180	($64)	222	$8,636	($115)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended March 31,
(in millions)	2016	2015
Cumulative balance at beginning of period	$66	$62
Credit impairments recognized in earnings on securities that have been previously impaired	1	1
Reductions due to increases in cash flow expectations on impaired securities	(1)	(1)
Cumulative balance at end of period	$66	$62

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of March 31, 2016 and 2015 were $66 million and $62 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, the Company recognized credit related other-than-temporary impairment losses in earnings of $1 million related to non-agency MBS in the AFS portfolio. There were no credit impaired debt securities sold during the three months ended March 31, 2016 and 2015. Reductions in credit losses due to increases in cash flow expectations were $1 million for the three months ended March 31, 2016 and 2015, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, as of March 31, 2016 and 2015, $40 million and $30 million respectively, of pre-tax non-credit related losses were deferred in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$1	$—	$16
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15	37	1,790	15,305	17,147
Other/non-agency	—	57	3	466	526
Total debt securities available for sale	30	94	1,794	15,780	17,698
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,010	4,010
Other/non-agency	—	—	—	1,119	1,119
Total debt securities held to maturity	—	—	—	5,129	5,129
Total amortized cost of debt securities	$30	$94	$1,794	$20,909	$22,827

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$1	$—	$16
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15	39	1,823	15,557	17,434
Other/non-agency	—	57	3	428	488
Total debt securities available for sale	30	96	1,827	15,994	17,947
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,103	4,103
Other/non-agency	—	—	—	1,158	1,158
Total debt securities held to maturity	—	—	—	5,261	5,261
Total fair value of debt securities	$30	$96	$1,827	$21,255	$23,208

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2016	2015
Taxable	$145	$159
Non-taxable	—	—
Total interest income from investment securities and interest-bearing deposits in banks	$145	$159

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Realized gains and losses on securities are shown below:

	Three Months Ended March 31,
(in millions)	2016	2015
Gains on sale of debt securities	$9	$12
Losses on sale of debt securities	—	(4)
Debt securities gains, net	$9	$8
Equity securities gains	$—	$2
The amortized cost and fair value of securities pledged are shown below:

	March 31, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$682	$695	$805	$808
Pledged against FHLB borrowed funds	1,129	1,168	1,163	1,186
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,336	3,406	3,579	3,610

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
The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	March 31, 2016			December 31, 2015
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$—	$—	$—	$500	($500)	$—
Securities sold under agreements to repurchase	—	—	—	(500)	500	—

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 11 “Derivatives.”

There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2016 and there were $18 million of securitizations of mortgage loans for the three months ended March 31, 2015. These securitizations included a substantive guarantee by a third party. In 2015, the guarantor was Freddie Mac. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	March 31, 2016	December 31, 2015
Commercial	$34,671	$33,264
Commercial real estate	9,406	8,971
Leases	3,895	3,979
Total commercial	47,972	46,214
Residential mortgages	13,345	13,318
Home equity loans	2,313	2,557
Home equity lines of credit	14,526	14,674
Home equity loans serviced by others (1)	930	986
Home equity lines of credit serviced by others (1)	339	389
Automobile	13,847	13,828
Student	5,006	4,359
Credit cards	1,581	1,634
Other retail	1,132	1,083
Total retail	53,019	52,828
Total loans and leases (2) (3)	$100,991	$99,042

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $751 million and $365 million as of March 31, 2016 and December 31, 2015, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above and amounted to $17.4 billion and $17.6 billion at March 31, 2016 and December 31, 2015, respectively.

Loans held for sale at fair value totaled $365 million and $325 million at March 31, 2016 and December 31, 2015, respectively, and consisted of residential mortgages originated for sale of $292 million and the commercial trading portfolio of $73 million as of March 31, 2016. As of December 31, 2015, residential mortgages originated for sale were $268 million and the commercial trading portfolio totaled $57 million.
Other loans held for sale, at lower of cost or market value, totaled $386 million and $40 million as of March 31, 2016 and December 31, 2015, respectively. On March 31, 2016, the Company transferred $373 million of TDRs to other loans held for sale, including $288 million of residential mortgages and $85 million of home equity loans. Other loans held for sale also included commercial loans associated with the Company’s syndications business of $13 million as of March 31, 2016 compared with $40 million as of December 31, 2015. The December 31, 2015 balance consisted entirely of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds totaled $23.7 billion and $23.2 billion at March 31, 2016 and December 31, 2015, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $15.6 billion and $15.9 billion at March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016, the Company purchased $134 million of automobile loans, $120 million of residential mortgages, and $369 million of student loans. During the three months ended March 31, 2015, the Company purchased $249 million of residential loans, $393 million of automobile loans, and $261 million of student loans.
During the three months ended March 31, 2016, the Company sold $73 million of commercial loans and $173 million of residential mortgage loans. During the three months ended March 31, 2015, the Company sold $273 million of residential mortgage loans and $111 million of commercial loans.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for a detailed discussion of ALLL reserve methodologies and estimation techniques.
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
The following is a summary of changes in the allowance for credit losses:

	Three Months Ended March 31, 2016
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2016	$596	$620	$1,216
Charge-offs	(13)	(113)	(126)
Recoveries	4	39	43
Net charge-offs	(9)	(74)	(83)
Provision charged to income	46	45	91
Allowance for loan and lease losses as of March 31, 2016	633	591	1,224
Reserve for unfunded lending commitments as of January 1, 2016	58	—	58
Credit for unfunded lending commitments	—	—	—
Reserve for unfunded lending commitments as of March 31, 2016	58	—	58
Total allowance for credit losses as of March 31, 2016	$691	$591	$1,282

	Three Months Ended March 31, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses as of January 1, 2015	$544	$651	$1,195
Charge-offs	(6)	(109)	(115)
Recoveries	28	33	61
Net recoveries (charge-offs)	22	(76)	(54)
Sales/Other	—	(2)	(2)
Provision charged to income	12	51	63
Allowance for loan and lease losses as of March 31, 2015	578	624	1,202
Reserve for unfunded lending commitments as of January 1, 2015	61	—	61
Provision for unfunded lending commitments	(5)	—	(5)
Reserve for unfunded lending commitments as of March 31, 2015	56	—	56
Total allowance for credit losses as of March 31, 2015	$634	$624	$1,258

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	March 31, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$439	$775	$1,214	$218	$1,165	$1,383
Formula-based evaluation	47,533	52,244	99,777	45,996	51,663	97,659
Total	$47,972	$53,019	$100,991	$46,214	$52,828	$99,042

The following is a summary of the allowance for credit losses by evaluation method:

	March 31, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$42	$82	$124	$36	$101	$137
Formula-based evaluation	649	509	1,158	618	519	1,137
Allowance for credit losses	$691	$591	$1,282	$654	$620	$1,274

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	March 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$32,567	$928	$1,086	$90	$34,671
Commercial real estate	8,864	272	184	86	9,406
Leases	3,767	72	56	—	3,895
Total	$45,198	$1,272	$1,326	$176	$47,972

	December 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,276	$911	$1,002	$75	$33,264
Commercial real estate	8,450	272	171	78	8,971
Leases	3,880	55	44	—	3,979
Total	$43,606	$1,238	$1,217	$153	$46,214

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	March 31, 2016
(in millions)	Current	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$13,058	$77	$52	$7	$151	$13,345
Home equity loans	2,055	147	26	5	80	2,313
Home equity lines of credit	13,870	380	53	17	206	14,526
Home equity loans serviced by others (1)	840	55	14	1	20	930
Home equity lines of credit serviced by others (1)	250	40	9	5	35	339
Automobile	12,827	860	104	20	36	13,847
Student	4,848	87	17	9	45	5,006
Credit cards	1,511	37	10	7	16	1,581
Other retail	1,069	49	9	2	3	1,132
Total	$50,328	$1,732	$294	$73	$592	$53,019
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

	December 31, 2015
(in millions)	Current	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$12,905	$97	$54	$16	$246	$13,318
Home equity loans	2,245	164	32	12	104	2,557
Home equity lines of credit	13,982	407	60	20	205	14,674
Home equity loans serviced by others (1)	886	60	14	6	20	986
Home equity lines of credit serviced by others (1)	296	48	10	6	29	389
Automobile	12,670	964	127	32	35	13,828
Student	4,175	113	19	11	41	4,359
Credit cards	1,554	44	11	9	16	1,634
Other retail	1,013	53	8	4	5	1,083
Total	$49,726	$1,950	$335	$116	$701	$52,828

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial	$284	$71	$2	$1
Commercial real estate	86	77	2	—
Leases	—	—	—	—
Total commercial	370	148	4	1
Residential mortgages (2) (3) (4)	174	331	22	—
Home equity loans (2)	99	135	—	—
Home equity lines of credit	261	272	—	—
Home equity loans serviced by others (5)	37	38	—	—
Home equity lines of credit serviced by others (5)	38	32	—	—
Automobile	42	42	—	—
Student	40	41	5	6
Credit card	16	16	—	—
Other retail	2	5	1	2
Total retail	709	912	28	8
Total	$1,079	$1,060	$32	$9
(1) Effective March 31, 2016, the Company began excluding loans 90 days or more past due and still accruing, which includes loans guaranteed by government-sponsored entities, from nonperforming loans and leases. Nonperforming loans and leases as of December 31, 2015 included loans and leases on nonaccrual of $1.051 billion and loans and leases accruing and 90 days or more past due of $9 million.
(2) $97 million of previously nonperforming troubled debt restructured loans were transferred from loans and leases to other loans held for sale on March 31, 2016, including $66 million of residential mortgages and $31 million of home equity loans.
(3) Effective March 31, 2016, the Company began excluding first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration from nonperforming balances; $22 million of these loans are presented above as accruing and 90 days or more past due.
(4) Effective March 31, 2016, the Company began excluding guaranteed residential mortgage loans sold to GNMA for which the Company had the right but not the obligation to repurchase from nonperforming balances; these totaled $37 million; these loans are consolidated on the Company’s Consolidated Balance Sheets.
(5) The Company's SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
A summary of other nonperforming assets is as follows:

(in millions)	March 31, 2016	December 31, 2015
Other nonperforming assets, net of valuation allowance:
Commercial	$1	$1
Retail	47	45
Other nonperforming assets, net of valuation allowance	$48	$46

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of key performance indicators is as follows:

	March 31, 2016	December 31, 2015
Nonperforming commercial loans and leases as a percentage of total loans and leases (1)	0.37%	0.15%
Nonperforming retail loans as a percentage of total loans and leases (1)	0.70	0.92
Total nonperforming loans and leases as a percentage of total loans and leases (1)	1.07%	1.07%

Nonperforming commercial assets as a percentage of total assets (1)	0.26%	0.11%
Nonperforming retail assets as a percentage of total assets (1)	0.54	0.69
Total nonperforming assets as a percentage of total assets (1)	0.80%	0.80%
(1) December 31, 2015 ratios included loans accruing and 90 days or more past due of $1 million and $8 million for commercial and retail, respectively.
The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $216 million and $257 million as of March 31, 2016 and December 31, 2015, respectively.
The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	March 31, 2016				December 31, 2015
(in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$13	$7	$287	$307	$9	$4	$71	$84
Commercial real estate	40	—	88	128	30	3	77	110
Leases	15	—	—	15	9	1	—	10
Total commercial	68	7	375	450	48	8	148	204
Residential mortgages	52	7	151	210	54	16	246	316
Home equity loans	26	5	80	111	32	12	104	148
Home equity lines of credit	53	17	206	276	60	20	205	285
Home equity loans serviced by others (1)	14	1	20	35	14	6	20	40
Home equity lines of credit serviced by others (1)	9	5	35	49	10	6	29	45
Automobile	104	20	36	160	127	32	35	194
Student	17	9	45	71	19	11	41	71
Credit cards	10	7	16	33	11	9	16	36
Other retail	9	2	3	14	8	4	5	17
Total retail	294	73	592	959	335	116	701	1,152
Total	$362	$80	$967	$1,409	$383	$124	$849	$1,356

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs (excluding loans held for sale). The following is a summary of impaired loan information by class:

	March 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$163	$30	$208	$414	$371
Commercial real estate	56	12	12	69	68
Total commercial	219	42	220	483	439
Residential mortgages (1)	35	4	111	183	146
Home equity loans (1)	55	6	84	165	139
Home equity lines of credit	25	3	165	227	190
Home equity loans serviced by others (2)	48	7	22	84	70
Home equity lines of credit serviced by others (2)	3	—	7	14	10
Automobile	3	—	11	19	14
Student	163	47	1	164	164
Credit cards	27	11	—	27	27
Other retail	13	4	2	17	15
Total retail	372	82	403	900	775
Total	$591	$124	$623	$1,383	$1,214
(1) Excluded from the table above are retail TDR principal balances held for sale with a total recorded investment of $373 million, including residential mortgages of $288 million and home equity loans of $85 million.
(2) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional information on impaired loans is as follows:

	Three Months Ended March 31,
	2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$201	$1	$142
Commercial real estate	—	66	—	51
Total commercial	1	267	1	193
Residential mortgages	1	142	4	441
Home equity loans	2	134	2	268
Home equity lines of credit	1	187	1	156
Home equity loans serviced by others (1)	1	71	1	88
Home equity lines of credit serviced by others (1)	—	10	—	11
Automobile	—	13	—	11
Student	2	163	2	164
Credit cards	—	27	1	30
Other retail	—	14	—	19
Total retail	7	761	11	1,188
Total	$8	$1,028	$12	$1,381
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
Commercial TDRs were $143 million and $155 million on March 31, 2016 and December 31, 2015, respectively. Retail TDRs totaled $775 million and $1.2 billion on March 31, 2016 and December 31, 2015, respectively. On March 31, 2016, $373 million of TDRs were transferred to other loans held for sale including $288 million of residential mortgages and $85 million of home equity loans. Commitments to lend additional funds to debtors owing receivables which were TDRs were $28 million and $15 million on March 31, 2016 and December 31, 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes how loans were modified during the three months ended March 31, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to March 31, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$1	$1	26	$4	$4
Commercial real estate	—	—	—	—	—	—
Total commercial	5	1	1	26	4	4
Residential mortgages	22	3	3	6	1	1
Home equity loans	14	1	1	16	2	2
Home equity lines of credit	7	1	1	19	2	2
Home equity loans serviced by others (3)	3	—	—	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	1	—	—
Automobile	21	1	1	5	—	—
Student	—	—	—	—	—	—
Credit cards	529	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail	596	9	9	47	5	5
Total	601	$10	$10	73	$9	$9

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	5	$21	$20	($1)	$18
Commercial real estate	—	—	—	—	—
Total commercial	5	21	20	(1)	18
Residential mortgages	64	8	8	—	—
Home equity loans	87	6	6	—	—
Home equity lines of credit	32	2	2	—	—
Home equity loans serviced by others (3)	18	1	1	—	—
Home equity lines of credit serviced by others (3)	8	—	—	—	—
Automobile	191	3	3	—	—
Student	186	4	4	1	—
Credit cards	—	—	—	—	—
Other retail	3	—	—	—	—
Total retail	589	24	24	1	—
Total	594	$45	$44	$—	$18

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted during the three months ended March 31, 2016 and 2015 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2016 and 2015. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	3	$—	6	$—
Commercial real estate	—	—	—	—
Total commercial	3	—	6	—
Residential mortgages	54	8	49	7
Home equity loans	49	3	51	3
Home equity lines of credit	25	3	40	2
Home equity loans serviced by others (1)	10	1	16	—
Home equity lines of credit serviced by others (1)	5	—	1	—
Automobile	15	—	23	—
Student	13	—	65	2
Credit cards	121	1	102	1
Other retail	—	—	2	—
Total retail	292	16	349	15
Total	295	$16	355	$15
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2016 and December 31, 2015, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents balances of loans with these characteristics:

	March 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$519	$815	$695	$—	$—	$2,029
Interest only/negative amortization	1,181	—	—	—	1	1,182
Low introductory rate	—	—	—	93	—	93
Multiple characteristics and other	4	—	—	—	—	4
Total	$1,704	$815	$695	$93	$1	$3,308

	December 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$649	$1,038	$785	$—	$—	$2,472
Interest only/negative amortization	1,110	—	—	—	—	1,110
Low introductory rate	—	3	—	96	—	99
Multiple characteristics and other	14	—	—	—	—	14
Total	$1,773	$1,041	$785	$96	$—	$3,695
NOTE 5 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. These investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. A summary of these investments is as follows:

(in millions)	March 31, 2016	December 31, 2015
LIHTC investment included in other assets	$642	$598
LIHTC unfunded commitments included in other liabilities	377	365
Renewable energy investments included in other assets	118	118
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving goals of the Community Reinvestment Act and to earn an adequate return of capital. The LIHTC partnerships are managed by general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
The Company applies the proportional amortization method to account for its LIHTC investments. Under the proportional amortization method, the initial investment is amortized in proportion to the actual tax credits and other tax benefits to be received in the current period as compared to the total tax credits and other tax benefits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The Company reports its equity share of affordable housing partnership gains and losses as an adjustment to non-interest income. The Company reports its commitments to make future investments in other liabilities on the Consolidated Balance Sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions.
    For the three months ended March 31, 2016, the Company recognized $15 million of amortization expense, $15 million of tax credits and $6 million of other tax benefits associated with these investments in the provision for income taxes. For the three months ended March 31, 2015, the Company recognized $12 million of amortization expense, $11 million of tax credits and $4

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the three months ended March 31, 2016 and 2015, respectively.
Renewable Energy Entities
The Company’s investments in renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation). As a tax equity investor, the Company does not have the power to direct the activities which most significantly affect the performance of these entities and therefore is not the primary beneficiary of any renewable energy entities. Accordingly, the Company does not consolidate these VIEs.
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
The Company received $479 million and $747 million of proceeds from the sale of residential mortgages for the three months ended March 31, 2016 and 2015, respectively, and recognized gains on such sales of $14 million and $21 million for the three months ended March 31, 2016 and 2015, respectively. Pursuant to the standard representations and warranties obligations discussed in the preceding paragraph, the Company repurchased residential mortgage loans totaling $2 million and $4 million for the three months ended March 31, 2016, and 2015, respectively.
Mortgage servicing fees, a component of mortgage banking income, were $13 million and $14 million for the three months ended March 31, 2016 and 2015, respectively. The Company recorded valuation charge-offs of $5 million and recoveries of $1 million for its MSRs for the three months ended March 31, 2016 and 2015, respectively.
Changes related to MSRs were as follows:

	As of and for the Three Months Ended March 31,
(in millions)	2016	2015
MSRs:
Balance as of January 1	$173	$184
Amount capitalized	5	6
Amortization	(9)	(10)
Carrying amount before valuation allowance	169	180
Valuation allowance for servicing assets:
Balance as of January 1	9	18
Valuation charge-offs (recoveries)	5	(1)
Balance at end of period	14	17
Net carrying value of MSRs	$155	$163

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

(dollars in millions)	March 31, 2016	December 31, 2015
Fair value	$168	$178
Weighted average life (in years)	4.9	5.4
Weighted average constant prepayment rate	13.3%	11.6%
Weighted average discount rate	9.7%	9.7%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average life (in years)	6.1	4.7
Weighted average constant prepayment rate	11.0%	12.2%
Weighted average discount rate	9.8%	9.6%

The sensitivity analysis below as of March 31, 2016 and December 31, 2015 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	March 31, 2016	December 31, 2015
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$6	$5
Decline in fair value from a 100 basis point decrease in interest rates	$14	$11
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$5	$6

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - BORROWED FUNDS
The following is a summary of the Company’s short-term borrowed funds:

(in millions)	March 31, 2016	December 31, 2015
Federal funds purchased	$23	$—
Securities sold under agreements to repurchase	691	802
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,300	2,630
Total short-term borrowed funds	$4,014	$3,432

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Three Months Ended March 31, 2016	As of and for the Year Ended December 31, 2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.01%	0.15%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.57	0.44
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,274	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,300	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$881	$3,364
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,098	5,865
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.06%	0.22%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.58	0.28

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	March 31, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (2)	333	333
3.750% fixed rate subordinated debt, due 2024 (2) (3)	250	250
4.023% fixed rate subordinated debt, due 2024 (2) (4)	214	331
4.082% fixed rate subordinated debt, due 2025 (2) (5)	346	331
4.350% fixed rate subordinated debt, due 2025 (6)	248	250
4.300% fixed rate subordinated debt, due 2025 (7)	749	750
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (8) (9)	752	749
2.300% senior unsecured notes, due 2018 (8) (10)	753	747
2.450% senior unsecured notes, due 2019 (8) (11)	763	752
2.500% senior unsecured notes, due 2019 (8)(12)	750	—
Federal Home Loan advances due through 2033	4,516	5,018
Other	14	25
Total long-term borrowed funds	$10,035	$9,886

(1) These balances are comprised of: principal balances of $350 million at March 31, 2016 and December 31, 2015, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at March 31, 2016.
(2) Borrowed funds with RBS. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(3) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(4) These balances are comprised of: principal balance of $208 million and $333 million at March 31, 2016 and December 31, 2015, respectively, as well as the impact from interest rate swaps of $6 million and ($2) million at March 31, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information. In addition, on March 7, 2016, the Company repurchased $125 million of these securities from RBS. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(5) These balances are comprised of: principal balance of $334 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $12 million and ($3) million at March 31, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information.
(6) These balances are comprised of: principal balances of $250 million at March 31, 2016 and December 31, 2015, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at March 31, 2016.
(7) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at March 31, 2016.
(8) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(9) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $3 million and ($1) million at March 31, 2016 and December 31, 2015, respectively; and ($1) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(10) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $6 million and ($3) million at March 31, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(11) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $16 million and $2 million at March 31, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(12) The balance is comprised of: principal balance of $750 million at March 31, 2016; impact from interest rate swaps of $2 million and $(2) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $12.1 billion and $11.3 billion at March 31, 2016 and December 31, 2015, respectively. The Company’s available FHLB borrowing capacity was $3.5 billion and $4.1 billion at March 31, 2016 and December 31, 2015, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, was pledged to provide borrowing capacity at the FRB. At March 31, 2016, the Company’s unused secured borrowing capacity was approximately $31.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of maturities for the Company’s long-term borrowed funds at March 31, 2016:

Year (in millions)	CFG Parent Company	Banking Subsidiaries	Consolidated
2017 or on demand	$—	$5,256	$5,256
2018	—	759	759
2019	—	1,514	1,514
2020	—	2	2
2021	—	5	5
2022 and thereafter	2,487	12	2,499
Total	$2,487	$7,548	$10,035

NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of March 31, 2016 and December 31, 2015, respectively. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No treasury stock activity was recorded during the three months ended March 31, 2016. During the year ended December 31, 2015, the Company recorded an additional 876,087 shares of treasury stock associated with share-based compensation plan activity for a total cost of $22 million at a weighted-average price per share of $25.50.
NOTE 9 - EMPLOYEE BENEFITS
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
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Three Months Ended March 31,
	Qualified Plan		Non-Qualified Plan		Total
(in millions)	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$—	$—	$1	$1
Interest cost	11	11	1	1	12	12
Expected return on plan assets	(17)	(18)	—	—	(17)	(18)
Amortization of actuarial loss	4	3	—	1	4	4
Net periodic pension (income) cost	($1)	($3)	$1	$2	$—	($1)

NOTE 10 - INCOME TAXES
Income Tax Provision
The provision for income taxes was $109 million and $106 million for the three months ended March 31, 2016 and 2015, respectively, resulting in effective tax rates of 32.9% and 33.7%, respectively. For the three months ended March 31, 2016 and 2015, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits of tax credits and tax-exempt income.
Deferred Tax Liability
At March 31, 2016, the Company reported a net deferred tax liability of $852 million, compared to a $730 million liability as of December 31, 2015. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period.
NOTE 11 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 14 “Fair Value Measurements.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	March 31, 2016			December 31, 2015
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,000	$296	$167	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate swaps	35,896	739	658	33,719	540	455
Foreign exchange contracts	8,928	146	138	8,366	163	156
Other contracts	1,117	11	8	981	8	5
Total derivatives not designated as hedging instruments		896	804		711	616
Gross derivative fair values		1,192	971		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(123)	(123)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(16)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,068	$832		$625	$485

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. Notional amounts are typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they do not measure the true economic risk of these contracts.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table summarizes certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$52	($52)	$—	$9	($9)	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, financing liabilities (including its borrowed funds), and a forecasted debt issuance. All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $1 million of net gain (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes certain information related to the Company’s cash flow hedges:

The Effect of Cash Flow Hedges on Net Income and Stockholders' Equity
	Amounts Recognized for the Three Months Ended March 31,
(in millions)	2016	2015
Effective portion of gain recognized in OCI (1)	$54	$104
Amounts reclassified from OCI to interest income (2)	22	18
Amounts reclassified from OCI to interest expense (2)	(8)	(15)
Ineffective portion of gain recognized in other income (3)	—	1
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
(3)This amount represents the net ineffectiveness recorded during the reporting periods presented plus any amounts excluded from effectiveness testing. These amounts are reflected in the other income line item on the Consolidated Statements of Operations.
Economic hedges
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are transacted to meet the hedging and financing needs of the Company’s customers. Mark-to-market adjustments to the fair value of customer related interest rate contracts are included in other income in the accompanying Consolidated Statements of Operations. Mark-to-market adjustments to the fair value of foreign exchange contracts relating to foreign currency loans are included in interest and fees on loans and leases in the accompanying Consolidated Statements of Operations, while all other foreign currency contract fair value changes are included in foreign exchange and letter of credit fees. In both cases, the mark-to-market gains and losses associated with the customer derivatives are mitigated by the mark-to-market gains and losses on the offsetting interest rate and foreign exchange derivative contracts transacted.
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
(in millions)	2016	2015
Customer derivative contracts
Customer interest rate contracts (1)	$97	$73
Customer foreign exchange contracts (1)	51	(35)
Residential loan commitments (2)	4	—
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(91)	(68)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	(50)	35
Forward sale contracts (2)	(5)	(1)
Total	$6	$4
(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and letter of credit fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	March 31, 2016	December 31, 2015
Commitment amount:
Undrawn commitments to extend credit	$56,989	$56,524
Financial standby letters of credit	1,921	2,010
Performance letters of credit	41	42
Commercial letters of credit	63	87
Marketing rights	47	47
Risk participation agreements	53	26
Residential mortgage loans sold with recourse	10	10
Total	$59,124	$58,746
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at March 31, 2016 and December 31, 2015.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company did not make any payment for the three months ended March 31, 2016, paid $3 million for the year ended December 31, 2015, and is obligated to pay $47 million over the remainder of the contract, including $3 million later in the year.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s estimate of the credit exposure associated with its risk participations-in as of March 31, 2016 and December 31, 2015 is $53 million and $26 million, respectively. The current amount of credit exposure is spread out over 89 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.
Other Commitments
In November 2015, the Company entered into an agreement with RBS to purchase $500 million of its subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and rating agency considerations. See Note 13 “Related party transactions and significant transactions with RBS” for more information.
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
The Company’s agreement to purchase automobile loans, originally entered into in May 2014, was most recently amended on January 15, 2016. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. The Company may cancel the agreement at will with payment of a variable termination fee. There is no termination fee after May 2017.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trade purchases and sales were $98 million and $125 million, respectively, at March 31, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 14 “Fair Value Measurements” for further information.
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
Set out below is a description of significant legal matters involving the Company and its banking subsidiaries. Based on information currently available, the advice of legal counsel and other advisers, and established reserves, management believes that

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the aggregate liabilities, if any, potentially arising from these proceedings will not have a materially adverse effect on the Company’s unaudited interim Consolidated Financial Statements.
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
As previously reported, CBNA is currently subject to a consent order issued in 2013 by the OCC in connection with its findings of deceptive marketing and implementation of some of our checking account and funds transfer products and services. Among other things, the consent order requires us to remedy deficiencies and develop stronger compliance controls, policies and procedures. The Company and its banking subsidiaries are also currently subject to consent orders issued in August 2015 by the CFPB, the OCC and the FDIC in connection with past deposit reconciliation practices, and CBNA is subject to a consent order issued in November 2015 by the OCC in connection with past billing and sales practices pertaining to identity theft and debt cancellation products, under which the applicable regulators have provided non-objections to, among other things, restitution plans for affected customers.
Accordingly, all financial penalties associated with these legacy regulatory enforcement matters have been paid, and substantially all remediation related to such legacy matters is expected to be resolved by the end of 2016.
NOTE 13 - RELATED PARTY TRANSACTIONS AND SIGNIFICANT TRANSACTIONS WITH RBS
On November 3, 2015, RBS completed the sale of all of its remaining shares of CFG’s common stock. The parenthetical disclosures related to long-term borrowed funds on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows as well as the tables and discussions below include significant related party transactions with RBS prior to the Company’s separation from RBS and significant transactions subsequent to the separation.
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
The following is a summary of borrowed funds from RBS:

	Interest Rate		Maturity Date	March 31, 2016	December 31, 2015
(dollars in millions)
Subordinated debt	5.158%		June 2023	$333	$333
	3.750%	(1)	July 2024	250	250
	4.023%	(2)	October 2024	208	333
	4.082%		January 2025	334	334
(1) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(2) On March 7, 2016, the Company repurchased $125 million of these securities from RBS.
The following table presents total interest expense recorded on subordinated debt with RBS:

	Three Months Ended March 31,
(in millions)	2016	2015
Interest expense on subordinated debt	$11	$20

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 7, 2016, the Company repurchased $125 million of its subordinated notes held by RBS. On December 3, 2015, the Company repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the reacquisition price and the net carrying amount of the repurchased debt was recognized as a gain on extinguishment of the debt and is presented in other income in the Consolidated Statement of Operations. In November 2015, the Company entered into an agreement with RBS to purchase an additional $500 million of its subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and ratings agency considerations.
The Company paid no dividends to RBS for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company paid $39 million in regular common stock dividends to RBS.
Additionally, during 2015 the Company engaged in repurchases of its common stock directly from RBS. Refer to Note 8 “Stockholders’ Equity” for further information.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Extensions of credit amounted to $126 million and $136 million at March 31, 2016 and December 31, 2015, respectively.
NOTE 14 - FAIR VALUE MEASUREMENTS
As discussed in Note 1 “Significant Accounting Policies,” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015, the Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. The Company also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities not required to be reported at fair value in the financial statements.
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
Fair Value Option
Residential Mortgage Loans Held for Sale
The fair value of residential mortgage loans held for sale is derived from observable mortgage security prices and includes adjustments for loan servicing value, agency guarantee fees, and other loan level attributes which are mostly observable in the marketplace. Credit risk does not significantly impact the valuation since these loans are sold shortly after origination. Therefore, the Company classifies the residential mortgage loans held for sale in Level 2 of the fair value hierarchy.
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized mortgage banking income of $6 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of March 31, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 12 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Additionally, the Company did not recognize income for the three months ended March 31, 2016, and recognized $1 million for the three months ended March 31, 2015, in other noninterest income related to its commercial trading portfolio.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance loans held for sale measured at fair value:

	March 31, 2016			December 31, 2015
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$292	$281	$11	$268	$263	$5
Commercial and commercial real estate loans held for sale, at fair value	73	73	—	57	57	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,922	$—	$17,922	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury and other	16	15	1	—
Total securities available for sale	17,964	15	17,949	—
Loans held for sale, at fair value:
Residential loans held for sale	292	—	292	—
Commercial loans held for sale	73	—	73	—
Total loans held for sale, at fair value	365	—	365	—
Derivative assets:
Interest rate swaps	1,035	—	1,035	—
Foreign exchange contracts	146	—	146	—
Other contracts	11	—	11	—
Total derivative assets	1,192	—	1,192	—
Other investment securities, at fair value:
Money market mutual fund	63	63	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	68	63	5	—
Total assets	$19,589	$78	$19,511	$—
Derivative liabilities:
Interest rate swaps	$825	$—	$825	$—
Foreign exchange contracts	138	—	138	—
Other contracts	8	—	8	—
Total derivative liabilities	971	—	971	—
Total liabilities	$971	$—	$971	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,842	$—	$17,842	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	16	15	1	—
Total securities available for sale	17,884	15	17,869	—
Loans held for sale, at fair value:
Residential loans held for sale	268	—	268	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale, at fair value	325	—	325	—
Derivative assets:
Interest rate swaps	636	—	636	—
Foreign exchange contracts	163	—	163	—
Other contracts	8	—	8	—
Total derivative assets	807	—	807	—
Other investment securities, at fair value:
Money market mutual fund	65	65	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	70	65	5	—
Total assets	$19,086	$80	$19,006	$—
Derivative liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign exchange contracts	156	—	156	—
Other contracts	5	—	5	—
Total derivative liabilities	666	—	666	—
Total liabilities	$666	$—	$666	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Beginning as of January 1	$—	$5
Purchases, issuances, sales and settlements:
Purchases	—	1
Sales	—	—
Settlements	—	—
Net (losses) gains	—	—
Transfers from Level 3 to Level 2	—	(5)
Balance as of March 31	$—	$1
Net unrealized gain (loss) included in net income for the year relating to assets held at period end	$—	$1

In March 2015, the Company transferred $5 million of securities from Level 3 to Level 2. The fair values of these securities are based on security prices in the market that are not active.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At March 31, 2016, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 4.9 years (range of 2.6 - 5.6 years), weighted-average constant prepayment rate of 13.3% (range of 12.4% - 22.3%) and weighted-average discount rate of 9.7% (range of 9.1% - 12.1%). At December 31, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.4 years (range of 2.8 - 6.2 years), weighted-average constant prepayment rate of 11.6% (range of 10.7% - 22.2%) and weighted-average discount rate of 9.7% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 6 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2016	2015
Impaired collateral-dependent loans	($5)	($3)
MSRs	(5)	1
Foreclosed assets	(1)	(1)

The following table present assets and liabilities measured at fair value on a nonrecurring basis:

	March 31, 2016				December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$39	$—	$39	$—	$60	$—	$60	$—
MSRs	168	—	—	168	178	—	—	178
Foreclosed assets	46	—	46	—	42	—	42	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Other loans held for sale
Balances are loans that were transferred to loans held for sale that are reported at the lower of cost of fair value.
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
The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,129	$5,261	$—	$—	$5,129	$5,261	$—	$—
Other investment securities, at cost	896	896	—	—	896	896	—	—
Other loans held for sale	386	386	—	—	—	—	386	386
Loans and leases	100,991	101,475	—	—	39	39	100,952	101,436
Financial Liabilities:
Deposits	102,606	102,606	—	—	102,606	102,606	—	—
Federal funds purchased and securities sold under agreements to repurchase	714	714	—	—	714	714	—	—
Other short-term borrowed funds	3,300	3,300	—	—	3,300	3,300	—	—
Long-term borrowed funds	10,035	10,142	—	—	10,035	10,142	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,258	$5,297	$—	$—	$5,258	$5,297	$—	$—
Other investment securities, at cost	863	863	—	—	863	863	—	—
Other loans held for sale	40	40	—	—	—	—	40	40
Loans and leases	99,042	99,026	—	—	60	60	98,982	98,966
Financial Liabilities:
Deposits	102,539	102,528	—	—	102,539	102,528	—	—
Federal funds purchased and securities sold under agreements to repurchase	802	802	—	—	802	802	—	—
Other short-term borrowed funds	2,630	2,630	—	—	2,630	2,630	—	—
Long-term borrowed funds	9,886	9,837	—	—	9,886	9,837	—	—

NOTE 15 - REGULATORY MATTERS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents our capital and capital ratios under Basel III Transitional rules as of March 31, 2016 and December 31, 2015. Certain Basel III requirements are subject to phase-in through 2019, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity that are included in AOCI.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Common equity tier 1 capital (1) (5)	$13,570	11.6%	$5,975	5.125%	$7,578	6.5%
Tier 1 capital (2) (5)	13,817	11.9	7,724	6.625	9,327	8.0
Total capital (3)(5)	17,587	15.1	10,056	8.625	11,659	10.0
Tier 1 leverage (4)	13,817	10.4	5,318	4.000	6,648	5.0
As of December 31, 2015
Common equity tier 1 capital (1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital (2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital (3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage (4)	13,636	10.5	5,218	4.0	6,523	5.0
(1) “Common equity tier 1 capital ratio” represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
(5) “Minimum Capital ratio” for 2016 includes capital conservation buffer of .625%.

Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. In the three months ended March 31, 2016, the Company paid total common dividends of approximately $53 million. Additionally, in the three months ended March 31, 2016, the Company paid total preferred dividends of approximately $7 million.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - EXIT COSTS AND RESTRUCTURING RESERVES
The Company incurred no restructuring costs for the three months ended March 31, 2016. For the year ended December 31, 2015, the Company incurred $26 million of restructuring costs, consisting of $17 million of facilities costs in occupancy, $8 million in outside services, and $1 million in salaries and employee benefits, relating to restructuring initiatives designed to enhance operating efficiencies and reduce expense growth.
For segment reporting, all of these restructuring costs are reported within Other. See Note 18 “Business Segments” for further information.
The following table includes the activity in the exit costs and restructuring reserves:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2015	$23	$18	$3	$44
Additions	5	18	8	31
Reversals	(4)	(1)	—	(5)
Utilization	(12)	(19)	(6)	(37)
Reserve balance as of December 31, 2015	12	16	5	33
Utilization	(2)	(2)	(5)	(9)
Reserve balance as of March 31, 2016	$10	$14	$—	$24
NOTE 17 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	65	90	—	155
Other-than-temporary impairment not recognized in earnings on securities	—	(19)	—	(19)
Amounts reclassified from other comprehensive (loss) income	(2)	(4)	2	(4)
Net other comprehensive income	63	67	2	132
Balance at March 31, 2015	($6)	$141	($375)	($240)
Balance at January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	33	154	—	187
Other-than-temporary impairment not recognized in earnings on securities	—	(25)	—	(25)
Amounts reclassified from other comprehensive (loss) income	(8)	(5)	2	(11)
Net other comprehensive income	25	124	2	151
Balance at March 31, 2016	$35	$96	($367)	($236)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reports the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2016	2015
Details about AOCI Components			Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$22	$18	Interest income
	(8)	(15)	Interest expense
	14	3	Income before income tax expense
	6	1	Income tax expense
	$8	$2	Net income
Reclassification of net securities gains (losses) to net income:	$9	$8	Securities gains, net
	(1)	(1)	Net securities impairment losses recognized in earnings
	8	7	Income before income tax expense
	3	3	Income tax expense
	$5	$4	Net income
Reclassification of changes related to defined benefit pension plans:	($4)	($3)	Salaries and employee benefits
	(4)	(3)	Income before income tax expense
	(2)	(1)	Income tax expense
	($2)	($2)	Net income
Total reclassification gains (losses)	$11	$4	Net income
The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2016	2015
Net interest income (includes $14 and $3 of AOCI reclassifications, respectively)	$904	$836
Provision for credit losses	91	58
Noninterest income (includes $8 and $7 of AOCI reclassifications, respectively)	330	347
Noninterest expense (includes $4 and $3 of AOCI reclassifications, respectively)	811	810
Income before income tax expense	332	315
Income tax expense (includes $7 and $3 income tax net expense (benefit) from reclassification items, respectively)	109	106
Net income	$223	$209
NOTE 18 - BUSINESS SEGMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	As of and for the Three Months Ended March 31, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$581	$300	$23	$904
Noninterest income	208	99	23	330
Total revenue	789	399	46	1,234
Noninterest expense	616	187	8	811
Profit before provision for credit losses	173	212	38	423
Provision for credit losses	63	9	19	91
Income before income tax expense	110	203	19	332
Income tax expense	39	70	—	109
Net income	$71	$133	$19	$223
Total average assets	$55,116	$45,304	$38,360	$138,780

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended March 31, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$533	$276	$27	$836
Noninterest income	219	100	28	347
Total revenue	752	376	55	1,183
Noninterest expense	596	173	41	810
Profit before provision for credit losses	156	203	14	373
Provision for credit losses	63	(21)	16	58
Income (loss) before income tax expense (benefit)	93	224	(2)	315
Income tax expense (benefit)	32	77	(3)	106
Net income	$61	$147	$1	$209
Total average assets	$51,602	$41,606	$40,117	$133,325
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - EARNINGS PER SHARE

	Three Months Ended March 31,
(dollars in millions, except share and per-share data)	2016	2015
Numerator (basic and diluted):
Net income	$223	$209
Less: Preferred stock dividends	7	—
Net income available to common stockholders	$216	$209
Denominator:
Weighted-average common shares outstanding - basic	528,070,648	546,291,363
Dilutive common shares: share-based awards	2,375,540	3,507,354
Weighted-average common shares outstanding - diluted	530,446,188	549,798,717
Earnings per common share:
Basic	$0.41	$0.38
Diluted	0.41	0.38
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
NOTE 20 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2016	2015
Deposit insurance	$26	$34
Promotional expense	24	22
Postage and delivery	12	12
Other	53	65
Other operating expense	$115	$133
NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to March 31, 2016 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes, except as follows:
On April 5, 2016, CFG submitted its 2016 Capital Plan and the results of our company-run stress tests under a new annual submission timeline established by the Federal Reserve. We expect that on or before June 30, 2016, we will receive quantitative results of the Federal Reserve’s supervisory stress tests and their qualitative assessment of our capital planning policy and process, as well as the Federal Reserve’s object/non-object decisions regarding target capital actions for the quarterly periods September 30, 2016 through June 30, 2017.

On April 7, 2016, the Company completed a $348 million purchase of student loans under the agreement entered into on January 7, 2016, wherein the Company agreed to purchase student loans on a quarterly basis beginning with the first calendar quarter in 2016 and ending with the fourth calendar quarter in 2016.

On April 21, 2016, the Company announced a quarterly common stock dividend of $0.12 per share, or $64 million, payable on May 18, 2016 to stockholders of record at the close of business on May 4, 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
We derived the summary Consolidated Operating Data for the three months ended March 31, 2016 and 2015 and the summary Consolidated Balance Sheet data as of March 31, 2016 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of those to be expected for the year ending December 31, 2016 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2016	2015
OPERATING DATA:
Net interest income	$904	$836
Noninterest income	330	347
Total revenue	1,234	1,183
Provision for credit losses	91	58
Noninterest expense	811	810
Income before income tax expense	332	315
Income tax expense	109	106
Net income	223	209
Net income available to common stockholders	216	209
Net income per common share - basic	0.41	0.38
Net income per common share - diluted	0.41	0.38
OTHER OPERATING DATA:
Return on average common equity (2)	4.45%	4.36%
Return on average tangible common equity (1)	6.61	6.53
Return on average total assets (3)	0.65	0.63
Return on average total tangible assets (1)	0.68	0.67
Efficiency ratio (1)	65.66	68.49
Net interest margin (4)	2.86	2.77

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	March 31, 2016	December 31, 2015
BALANCE SHEET DATA:
Total assets	$140,077	$138,208
Loans and leases (5)	100,991	99,042
Allowance for loan and lease losses	1,224	1,216
Total securities	24,057	24,075
Goodwill	6,876	6,876
Total liabilities	120,112	118,562
Total deposits	102,606	102,539
Federal funds purchased and securities sold under agreements to repurchase	714	802
Other short-term borrowed funds	3,300	2,630
Long-term borrowed funds	10,035	9,886
Total stockholders’ equity	19,965	19,646
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.21%	1.23%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	113	115
Nonperforming loans and leases as a percentage of total loans and leases	1.07	1.07
Capital Ratios:(6)
CET1 capital ratio (7)	11.6	11.7
Tier 1 capital ratio (8)	11.9	12.0
Total capital ratio (9)	15.1	15.3
Tier 1 leverage ratio (10)	10.4	10.5
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “ —Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”
(2) “Return on average common equity” is defined as annualized net income available to common stockholders divided by average common equity.
(3) “Return on average total assets” is defined as annualized net income divided by average total assets.
(4) “Net interest margin” is defined as annualized net interest income divided by average total interest-earning assets.
(5) Excludes loans held for sale of $751 million and $365 million as of March 31, 2016 and December 31, 2015, respectively.
(6) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of March 31, 2016 and December 31, 2015 are prepared using the Basel III Standardized transitional approach.
(7) “Common equity tier 1 capital ratio” represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(8) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach.
(9) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(10) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $140.1 billion of total assets as of March 31, 2016. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,900 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania, and we operate our businesses through two operating segments, Consumer Banking and Commercial Banking.
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services. Consumer Banking average loans and leases totaled $53.7 billion and $50.3 billion, or 53% of average loan and leases (including loans held for sale) in first quarter 2016 and 2015.
Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance. Commercial Banking average loans and leases totaled $43.9 billion compared with $40.2 billion, or 44% and 43% of average loan and leases (including loans held for sale) in first quarter 2016 and 2015, respectively.
Non-core assets totaled $2.2 billion as of March 31, 2016 compared with $2.3 billion as of December 31, 2015. Non-core assets are primarily loans that are not aligned to our strategic priorities, generally as a result of geographic location, industry, product type, or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009; this portfolio has decreased by an additional 7% as of March 31, 2016 compared to December 31, 2015. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally). Our non-core assets are included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments.
Recent Events
On March 7, 2016, we repurchased $125 million of our 4.023% subordinated notes due 2024 held by RBS. This transaction was in compliance with regulatory guidelines and supplemented our November 23, 2015 announcement that we had secured the ability to repurchase $500 million of subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and ratings agency considerations.

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macro-economic factors that impact our business include interest rates, the health of the housing market, the rate of the U.S.’s economic expansion, and unemployment levels.
The U.S. economy continued to expand at a slow pace, with real GDP rising by 0.5% in first quarter 2016, following 2.0% growth in 2015. Growth in household spending has declined since 2014 but the housing sector has improved with the three month average of existing home sales rising to 5.3 million units from 5.2 million units in fourth quarter 2015. Business fixed investment and net exports remained soft relative to 2015 levels.
The labor market continued to improve, with moderate job gains and lower levels of unemployment. The U.S. unemployment rate was 5.0% at both March 31, 2016 and December 31, 2015. Average monthly nonfarm employment increased by 215,000 in March 2016, after a revised increase of 262,000 in December 2015.
The FRB maintained very accommodative monetary policy conditions during first quarter 2016, notwithstanding the 25 bps rate increase in December, and continues to target a 0.25% to 0.50% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Observable inflation levels remain below the FRB’s longer-term objective of 2.0%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Credit trends
Credit metrics and asset quality remained stable in first quarter 2016. Nonperforming loans of $1.1 billion as of March 31, 2016 decreased $57 million from March 31, 2015. Net charge-offs of $83 million in first quarter 2016 increased $29 million from $54 million in first quarter 2015, which included $28 million in recoveries of prior period charge-offs. Annualized net charge-offs as a percentage of total average loans increased to 0.33% in first quarter 2016, which is consistent with the prior three quarters, compared to 0.23% in first quarter 2015.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2015 and through first quarter 2016, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2015 and through first quarter 2016, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently, the FRB has started to move down the path of interest rate normalization by raising the federal funds rate by 25 basis points. However, the FRB will likely continue to target a highly accommodative monetary policy for some time to come. As of March 31, 2016, the FRB had ended its asset purchases of Treasury securities and agency mortgage-backed securities. However, until further notice, the FRB will continue to re-invest run off from its $1.7 trillion mortgage-backed portfolio.
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
Dodd-Frank regulation
As described under “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2015, we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Dodd-Frank Act are subject to final rulemaking or phased implementation that will take effect over several years. The Dodd-Frank Act will continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that specifically impact our business are the repeal of a previous prohibition against payment of interest on demand deposits, which became effective in July 2011, and the introduction of a capital planning and stress-testing framework developed by the FRBG, known as CCAR and DFAST. The DFAST process projects net income, loan losses and capital ratios during a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule.
In March and July of 2015 we published estimated impacts of stress, as required by applicable regulation processes, which may be accessed on our regulatory filings and disclosures page on http://investor.citizensbank.com. In 2016, we will publish required disclosures in June and October under a new regulatory timeline for such filings. Consistent with the purpose of these

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings. However, these pro forma results should not be interpreted to be management expectations in light of the current economic and operating environment. During March 2015, the Federal Reserve also published results from the latest supervisory stress tests performed for and by large bank holding companies supervised by the Federal Reserve (See FRB website). In 2016, the Federal Reserve is expected to publish results from the 2016 supervisory stress test performed for and by large bank holding companies supervised by the Federal Reserve in June. These tests are conducted and published by the FRB annually in fulfillment of CCAR and DFAST requirements.
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
On April 5, 2016, CFG submitted its 2016 Capital Plan and the results of our company-run stress tests under a new annual submission timeline established by the Federal Reserve. We expect that on or before June 30, 2016, we will receive quantitative results of the Federal Reserve’s supervisory stress tests and of their qualitative assessment of our capital planning policy and process, as well as the Federal Reserve’s object / non-object decisions regarding target capital actions for the quarterly periods September 30, 2016 through June 30, 2017.
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
HELOC payment shock
Attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industrywide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of March 31, 2016, approximately 26% of our $14.9 billion HELOC portfolio, or $3.9 billion in drawn balances were subject to a payment reset or balloon payment between April 1, 2016 and December 31, 2018, including $71 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

To help manage this exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of March 31, 2016, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2014 and 2013, 94% of the balances were refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of March 31, 2016, for the $1.3 billion in balances originally structured with a reset period in 2015, 94% of the balances were refinanced, paid off or were current on payments, 5% were past due and 2% had been charged off. A total of $995 million in balances were originally structured with a reset period in 2016, with $659 million scheduled to reset for the remainder of 2016. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Investment in our business
We regularly incur expenses associated with investments in our infrastructure. For example, from 2011 to 2015 we invested $1.3 billion in infrastructure and technology, and plan to invest a total of $245 million in 2016 and about $164 million in 2017. We invested $47 million in our infrastructure in the first three months of 2016. These investments, which are designed to lower our operating costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Solutions platform in 2014. In the third quarter of 2015 we enhanced our data resiliency via a new back up data center and began rolling out a new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.

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
The primary line items we use in our key performance metrics to manage and evaluate our statement of operations include net interest income, noninterest income, total revenue, provision for credit losses, noninterest expense and net income. The primary line items we use in our key performance metrics to manage and evaluate our balance sheet data include loans and leases, securities, allowance for credit losses, deposits, borrowed funds and derivatives.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total revenue
Total revenue is the sum of our net interest income and our noninterest income.
Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an amount that reflects probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance for credit losses is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the adequacy of the allowance for credit losses using the following ratios: ALLL as a percentage of total loans and leases; ALLL as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” to the audited

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits.
Borrowed funds
As of March 31, 2016, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of March 31, 2016, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
We sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 11 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present net income, net income available to common stockholders, and return on average tangible common equity, and efficiency ratio net of goodwill impairment restructuring charges and special items. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended March 31,
(dollars in millions, except per-share amounts)	Ref.	2016	2015
Net income (GAAP)	A	$223	$209
Net income available to common stockholders (GAAP)	B	$216	$209

Return on average tangible common equity
Average common equity (GAAP)		$19,567	$19,407
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		3	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		481	422
Average tangible common equity (non-GAAP)	C	$13,169	$12,948
Return on average tangible common equity (non-GAAP)	B/C	6.61%	6.53%

Return on average total tangible assets:
Average total assets (GAAP)		$138,780	$133,325
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		3	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		481	422
Average tangible assets (non-GAAP)	D	$132,382	$126,866
Return on average total tangible assets (non-GAAP)	A/D	0.68%	0.67%

Efficiency ratio
Noninterest expense (GAAP)	E	$811	$810
Net interest income (GAAP)		$904	$836
Noninterest income (GAAP)		330	347
Total revenue (GAAP)	F	$1,234	$1,183
Efficiency ratio (non-GAAP)	E/F	65.66%	68.49%

Noninterest expense excluding restructuring charges and special items:
Noninterest expense (GAAP)	E	$811	$810
Less: Restructuring charges (GAAP)		—	1
Less: Special items (1)		—	9
Noninterest expense, excluding restructuring charges and special items (non-GAAP)		$811	$800

Net income, excluding restructuring charges and special items:
Net income (GAAP)	A	$223	$209
Add: Restructuring charges (GAAP)		—	1
Add: Special Items (1)		—	5
Net income, excluding restructuring charges and special items (non-GAAP)		$223	$215

Net income available to common stockholders, excluding restructuring charges and special items:
Net income available to common stockholders (GAAP)	B	$216	$209
Add: Restructuring charges (GAAP)		—	1
Add: Special Items (1)		—	5
Net income available to common shareholders, excluding restructuring charges and special items (non-GAAP)	G	$216	$215
Return on average tangible common equity, excluding restructuring charges and special items (non-GAAP)	G/C	6.61%	6.73%
(1) Special items include the following: regulatory charges, separation items and IPO related expenses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
		2016				2015
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (GAAP)	H	$71	$133	$19	$223	$61	$147	$1	$209
Less: Preferred stock dividends		—	—	7	7	—	—	—	—
Net income available to common stockholders (GAAP)	I	$71	$133	$12	$216	$61	$147	$1	$209

Efficiency ratio:
Total revenue (GAAP)	J	$789	$399	$46	$1,234	$752	$376	$55	$1,183
Noninterest expense (GAAP)	K	$616	$187	$8	$811	$596	$173	$41	$810
Efficiency ratio (non-GAAP)	K/J	78.08%	46.74%	NM	65.66%	79.25%	46.01%	NM	68.49%

Return on average total tangible assets:
Average total assets (GAAP)		$55,116	$45,304	$38,360	$138,780	$51,602	$41,606	$40,117	$133,325
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	3	3	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	481	481	—	—	422	422
Average total tangible assets (non-GAAP)	L	$55,116	$45,304	$31,962	$132,382	$51,602	$41,606	$33,658	$126,866
Return on average total tangible assets (non-GAAP)	H/L	0.52%	1.18%	NM	0.68%	0.48%	1.43%	NM	0.67%

Return on average tangible common equity:
Average common equity (GAAP)(2)		$5,089	$4,790	$9,688	$19,567	$4,649	$4,526	$10,232	$19,407
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	3	3	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	481	481	—	—	422	422
Average tangible common equity (non-GAAP)(2)	M	$5,089	$4,790	$3,290	$13,169	$4,649	$4,526	$3,773	$12,948
Return on average tangible common equity (non-GAAP)(2)	I/M	5.59%	11.19%	NM	6.61%	5.30%	13.15%	NM	6.53%
(2) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Highlights
For first quarter 2016:

•
Net income of $223 million in first quarter increased $14 million, compared to $209 million in first quarter 2015. No restructuring charges and special items were recorded in first quarter 2016 compared with $6 million in after-tax restructuring charges and special noninterest expense items in first quarter 2015;

•
Net income available to common stockholders of $216 million increased $7 million, or 3%, compared to $209 million in first quarter 2015, despite the impact of a $7 million semi-annual preferred stock dividend recorded in first quarter 2016;

•	Net interest income of $904 million increased $68 million, or 8%, from $836 million in first quarter 2015 reflecting 7% average loan growth and net interest margin improvement;

•
Net interest margin of 2.86% in first quarter 2016 increased 9 basis points, compared to 2.77% in first quarter 2015, driven by improved loan yields, higher interest rates and continued improvement in loan mix. Results also reflected the benefit of modest balance sheet deleveraging, a reduction related to a FRB stock dividend decrease and the impact of higher funding costs;

•
Noninterest income of $330 million in first quarter 2016 decreased $17 million, or 5%, compared to $347 million in first quarter 2015 and reflected a $7 million decrease related to a card reward accounting change. Lower mortgage banking fees, other income, card and foreign exchange and letter of credit fees were partially offset by an increase in service charges and trust and investment services fees;

•
Noninterest expense of $811 million remained stable as a $10 million decrease in restructuring charges and special items was offset by increases in outside services, salaries and employee benefits, amortization and equipment expense. Excluding the restructuring charges and special items, noninterest expense increased $11 million as higher outside services, salary and employee benefits expense, and amortization and equipment expense were partially offset by lower other expense;

•
Provision for credit losses of $91 million in first quarter 2016, increased $33 million, or 57%, from $58 million in first quarter of 2015, which included $28 million in commercial loan recoveries. The benefit of a reserve release related to the transfer of $373 million of TDR balances to held for sale and lower retail charge-offs was more than offset by additional reserves related to the oil and gas portfolio following the Shared National Credit review. First quarter 2016 results include an $8 million reserve build, compared with a $4 million reserve build in first quarter 2015;

•	Return on average tangible common equity ratio of 6.61%(1) compared to 6.53%(1) in first quarter 2015.

•
Average loans and leases of $100.3 billion increased $6.3 billion, or 7%, from $94.0 billion in first quarter 2015 reflecting a $3.5 billion increase in commercial and a $2.8 billion increase in retail;

•	Average interest-bearing deposits of $74.8 billion increased $4.9 billion, or 7%, from $69.9 billion in first quarter 2015, driven by growth in all deposit products;

•
Net charge-offs of $83 million increased $29 million, or 54%, from $54 million in first quarter 2015, largely as a result of higher commercial loan recoveries in the earlier period. The ALLL of $1.2 billion increased $8 million compared to fourth quarter 2015. ALLL to total loans and leases was 1.21% as of March 31, 2016, compared with 1.23% as of December 31, 2015. ALLL to non-performing loans and leases ratio was 113% as of March 31, 2016, compared with 115% as of December 31, 2015; and

•	Net income per average common share, basic and diluted, was $0.41 in first quarter 2016, up 8%, from $0.38 per average common share, basic and diluted, in first quarter 2015.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $223 million in first quarter 2016, up $14 million, or 7%, from $209 million in first quarter 2015. First quarter 2015 results were reduced by $6 million of after-tax restructuring charges and special items, largely related to efforts to improve processes and enhance efficiencies, as well as rebranding and separating from RBS. Excluding the restructuring charges and special items, net income increased $8 million from first quarter 2015.
The following table details the significant components of our net income for the periods indicated:

	Three Months Ended March 31
(dollars in millions)	2016	2015	Change		Percent
Operating Data:
Net interest income	$904	$836	$68		8%
Noninterest income	330	347	(17)		(5)
Total revenue	1,234	1,183	51		4
Provision for credit losses	91	58	33		57
Noninterest expense	811	810	1		—
Noninterest expense, excluding restructuring charges and special items (1)	811	800	11		1
Income before income tax expense	332	315	17		5
Income tax expense	109	106	3		3
Net income	223	209	14		7
Net income, excluding restructuring charges and special items (1)	223	215	8		4
Net income available to common stockholders	216	209	7		3
Net income available to common stockholders, excluding restructuring charges and special items (1)	216	215	1		—
Return on average tangible common equity (1)	6.61%	6.53%	8	bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1)	6.61%	6.73%	(12	) bps	—
(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Three Months Ended March 31,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,675	$2	0.42%	$2,092	$1	0.19%	($417)	23 bps
Taxable investment securities	23,864	145	2.43	24,955	159	2.55	(1,091)	(12)
Non-taxable investment securities	9	—	2.60	10	—	2.60	(1)	—
Total investment securities	23,873	145	2.43	24,965	159	2.55	(1,092)	(12)
Commercial	34,018	264	3.08	31,911	226	2.84	2,107	24
Commercial real estate	9,108	62	2.69	7,700	50	2.59	1,408	10
Leases	3,917	24	2.44	3,895	25	2.53	22	(9)
Total commercial	47,043	350	2.95	43,506	301	2.77	3,537	18
Residential mortgages	13,465	126	3.76	11,855	112	3.79	1,610	(3)
Home equity loans	2,471	34	5.51	3,332	44	5.40	(861)	11
Home equity lines of credit	14,632	113	3.11	15,310	111	2.94	(678)	17
Home equity loans serviced by others (1)	958	17	6.94	1,193	21	7.09	(235)	(15)
Home equity lines of credit serviced by others (1)	340	2	2.19	522	3	2.58	(182)	(39)
Automobile	13,792	97	2.83	12,933	89	2.78	859	5
Student	4,852	60	5.02	2,623	33	5.13	2,229	(11)
Credit cards	1,601	45	11.29	1,637	45	11.10	(36)	19
Other retail	1,108	24	8.66	1,041	20	7.59	67	107
Total retail	53,219	518	3.91	50,446	478	3.83	2,773	8
Total loans and leases	100,262	868	3.46	93,952	779	3.34	6,310	12
Loans held for sale, at fair value	306	3	3.70	242	2	3.29	64	41
Other loans held for sale	49	1	6.64	91	1	6.85	(42)	(21)
Interest-earning assets	126,165	1,019	3.23	121,342	942	3.12	4,823	11
Allowance for loan and lease losses	(1,212)			(1,192)			(20)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,951			6,299			652
Total noninterest-earning assets	12,615			11,983			632
Total assets	$138,780			$133,325			$5,455
Liabilities and Stockholders’ Equity
Checking with interest	$17,993	$7	0.14%	$16,039	$4	0.11%	$1,954	3 bps
Money market and savings	44,619	29	0.26	41,666	25	0.25	2,953	1
Term deposits	12,199	24	0.80	12,184	23	0.78	15	2
Total interest-bearing deposits	74,811	60	0.32	69,889	52	0.31	4,922	1
Federal funds purchased and securities sold under agreements to repurchase (2)	881	1	0.23	4,607	7	0.60	(3,726)	(37)
Other short-term borrowed funds	3,098	11	1.40	6,969	15	0.83	(3,871)	57
Long-term borrowed funds	9,894	43	1.75	3,930	32	3.27	5,964	(152)
Total borrowed funds	13,873	55	1.58	15,506	54	1.38	(1,633)	20
Total interest-bearing liabilities	88,684	115	0.52	85,395	106	0.50	3,289	2
Demand deposits	27,170			25,756			1,414
Other liabilities	3,112			2,767			345
Total liabilities	118,966			113,918			5,048
Stockholders’ equity	19,814			19,407			407
Total liabilities and stockholders’ equity	$138,780			$133,325			$5,455
Interest rate spread			2.71			2.62		9
Net interest income		$904			$836
Net interest margin			2.86%			2.77%		9 bps
Memo: Total deposits (interest-bearing and demand)	$101,981	$60	0.24%	$95,645	$52	0.22%	$6,336	2 bps
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2017. See “—Analysis of Financial Condition — March 31, 2016 Compared with December 31, 2015 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $904 million in first quarter 2016 increased $68 million, or 8%, compared to $836 million in first quarter 2015, reflecting 7% average loan growth and a nine basis point improvement in net interest margin.
Compared to first quarter 2015, average interest-earning assets of $126.2 billion increased $4.8 billion, or 4%, from first quarter 2015, driven by a $3.5 billion increase in average commercial loans and leases and a $2.8 billion increase in average retail loans, partially offset by a $1.5 billion decrease in average investments and interest-bearing deposits, largely cash. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, and auto loan balances.
Average deposits of $102.0 billion increased $6.3 billion from first quarter 2015 with particular strength in savings, checking with interest and demand deposits. Total interest-bearing deposit costs of $60 million increased $8 million, or 15%, from $52 million in first quarter 2015 and reflected a one basis point increase in interest-bearing deposit costs to 0.32%. Checking with interest costs of 0.14% in 2016 compared with 0.11% in 2015, term deposit costs increased to 0.80% in 2016 from 0.78% in 2015, and money market account and savings account costs increased to 0.26% from 0.25% in 2015.
Total borrowed funds of $13.9 billion decreased $1.6 billion from first quarter 2015 as continued growth in deposits reduced the need for borrowings. Total borrowed funds costs in first quarter 2016 of $55 million remained stable with 2015.
Net interest margin of 2.86% in first quarter 2016 increased nine basis points compared to 2.77% in first quarter 2015 driven by improved loan yields reflecting both higher interest rates and continued improvement in loan mix. Results also reflected the benefit of modest balance sheet deleveraging, as well as lower FRB stock dividends and higher funding costs. Average interest-earning asset yields in first quarter of 3.23% increased 11 basis points from 3.12% for the same period in 2015.
Noninterest Income
The following table details the significant components of our noninterest income:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	Percent
Service charges and fees	$144	$135	$9	7%
Card fees	50	52	(2)	(4)
Trust and investment services fees	37	36	1	3
Capital markets fees	22	22	—	—
Foreign exchange and letter of credit fees	21	23	(2)	(9)
Mortgage banking fees	18	33	(15)	(45)
Bank-owned life insurance income	13	12	1	8
Securities gains, net	9	8	1	13
Other income (1)	16	26	(10)	(38)
Noninterest income	$330	$347	($17)	(5%)
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income.
Noninterest income of $330 million in first quarter 2016 decreased $17 million, or 5%, compared to $347 million in first quarter 2015 and included a $7 million decrease related to a card reward accounting change. Lower mortgage banking fees, other income, card and foreign exchange and letter of credit fees were partially offset by increases in service charges and trust and investment services fees. Service charges increased $9 million driven by consumer checking account growth and an increase in commercial cash management and commitment fees. Trust and investment services fees were up slightly. Mortgage banking fees decreased $15 million from first quarter 2015 levels, which included higher loan sale gains, as well as the impact of a decrease in mortgage servicing rights valuation and a lower level of conforming applications. Other income declined $10 million, reflecting lower leasing income partially offset by higher interest-rate product fees.
Provision for Credit Losses
Provision for credit losses of $91 million in first quarter 2016 increased $33 million, or 57%, from $58 million in first quarter 2015, which included $28 million in commercial recoveries of prior period charge-offs. 2016 results also reflected the benefit of a reserve release related to the transfer of $373 million of TDR balances to held for sale, and lower retail charge-offs which were more than offset by additional reserves related to the oil and gas portfolio following the Shared National Credit review. First quarter 2016 results included an $8 million reserve build, compared with a $4 million reserve build in first quarter 2015.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	Percent
Salaries and employee benefits	$425	$419	$6	1%
Outside services	91	79	12	15
Occupancy	76	80	(4)	(5)
Equipment expense	65	63	2	3
Amortization of software	39	36	3	8
Other operating expense	115	133	(18)	(14)
Noninterest expense	$811	$810	$1	—%

Noninterest expense of $811 million in first quarter 2016 remained relatively stable compared to first quarter 2015 as the impact of higher outside services, salaries and employee benefits, amortization, and equipment expense was offset by lower other operating expenses, which included a $7 million decrease related to a card reward accounting change. First quarter 2015 results also reflected $10 million of pre-tax restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense increased $11 million.

Provision for Income Taxes
The provision for income taxes was $109 million and $106 million for the three months ended March 31, 2016 and 2015, respectively. This resulted in an effective tax rate of 32.9% and 33.7% in first quarter 2016 and 2015, respectively. The decrease in the effective rate from 2015 to 2016 was primarily attributable to an increase in tax advantaged investing.
At March 31, 2016, we reported a net deferred tax liability of $852 million, compared to a $730 million liability at December 31, 2015. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period. For further discussion, see Note 10 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended March 31, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other	(6)	Consolidated
Net interest income	$581	$300	$23		$904
Noninterest income	208	99	23		330
Total revenue	789	399	46		1,234
Noninterest expense	616	187	8		811
Profit before provision for credit losses	173	212	38		423
Provision for credit losses	63	9	19		91
Income before income tax expense	110	203	19		332
Income tax expense	39	70	—		109
Net income	$71	$133	$19		$223
Loans and leases and loans held for sale (period-end) (1)	$53,731	$44,812	$3,199		$101,742
Average Balances:
Total assets	$55,116	$45,304	$38,360		$138,780
Loans and leases and loans held for sale (1)	53,744	43,899	2,974		100,617
Deposits	70,871	24,833	6,277		101,981
Interest-earning assets	53,793	43,987	28,385		126,165
Key Metrics
Net interest margin (2)	4.35%	2.74%	NM		2.86%
Efficiency ratio (3)	78.08	46.74	NM		65.66
Average loans to average deposits ratio (4)	75.83	176.78	NM		98.66
Return on average total tangible assets (2) (3)	0.52	1.18	NM		0.68
Return on average tangible common equity (2) (3) (5)	5.59	11.19	NM		6.61
(1) Includes loans and leases held for sale.
(2) Ratios for the periods ended March 31, 2016 and 2015 are presented on an annualized basis.
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
(6) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — March 31, 2016 Compared with December 31, 2015 — Loans and Leases-Non-Core Assets.”

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
Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.2 billion as of March 31, 2016, down 7% from December 31, 2015. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.
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
Consumer Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$581	$533	$48	9%
Noninterest income	208	219	(11)	(5)
Total revenue	789	752	37	5
Noninterest expense	616	596	20	3
Profit before provision for credit losses	173	156	17	11
Provision for credit losses	63	63	—	—
Income before income tax expense	110	93	17	18
Income tax expense	39	32	7	22
Net income	$71	$61	$10	16
Loans and leases and loans held for sale (period-end) (1)	$53,731	$50,532	$3,199	6
Average Balances:
Total assets	$55,116	$51,602	$3,514	7
Loans and leases and loans held for sale (1)	53,744	50,260	3,484	7
Deposits	70,871	67,518	3,353	5
Interest-earning assets	53,793	50,294	3,499	7%
Key Metrics
Net interest margin (2)	4.35%	4.30%	5 bps	—
Efficiency ratio (3)	78.08	79.25	(117) bps	—
Average loans to average deposits ratio (4)	75.83	74.44	139 bps	—
Return on average total tangible assets (2) (3)	0.52	0.48	4 bps	—
Return on average tangible common equity (2) (3) (5)	5.59	5.30	29 bps	—
(1) Includes loans and leases held for sale.
(2)  Ratios for the periods ended March 31, 2016 and 2015 are presented on an annualized basis.
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
Consumer Banking net income of $71 million for first quarter 2016 increased $10 million, or 16%, from $61 million in first quarter 2015, as the benefit of a $37 million increase in revenue was partially offset by a $20 million increase in noninterest expense.
Net interest income of $581 million increased 9% from first quarter 2015, driven by growth in student, mortgage and auto loans, improved loan yields which reflected the benefit of higher rates and improved mix as well as the benefit of growth in lower cost deposits.
Noninterest income decreased $11 million, or 5%, driven by a $15 million decrease in mortgage banking income from first quarter 2015 levels which included higher loan sale gains and a reduction in mortgage servicing rights valuation as well as

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

lower secondary volume and gain on sale spreads. Results also reflected higher service charges and fees, driven by consumer checking account growth, an increase in trust and investment services fees and a reduction in card fees driven by a $7 million decrease tied to a card reward accounting change.
Noninterest expense of $616 million increased $20 million, or 3%, from $596 million in first quarter 2015, driven by higher salaries and employee benefits, outside services and equipment expense, partially offset by the effect of the card reward accounting change, lower insurance and tax expense, and lower credit collection costs.
Provision for credit losses of $63 million was stable with first quarter 2015 as higher net charge-offs in auto and student were offset by lower home equity net charge-offs.
Commercial Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$300	$276	$24	9%
Noninterest income	99	100	(1)	(1)
Total revenue	399	376	23	6
Noninterest expense	187	173	14	8
Profit before provision for credit losses	212	203	9	4
Provision for credit losses	9	(21)	30	143
Income before income tax expense	203	224	(21)	(9)
Income tax expense	70	77	(7)	(9)
Net income	$133	$147	($14)	(10)
Loans and leases and loans held for sale (period-end) (1)	$44,812	$40,642	$4,170	10
Average Balances:
Total assets	$45,304	$41,606	$3,698	9
Loans and leases and loans held for sale (1)	43,899	40,241	3,658	9
Deposits	24,833	21,932	2,901	13
Interest-earning assets	43,987	40,344	3,643	9
Key Metrics
Net interest margin (2)	2.74%	2.77%	(3) bps	—
Efficiency ratio (3)	46.74	46.01	73 bps	—
Average loans to average deposits ratio (4)	176.78	183.48	(670) bps	—
Return on average total tangible assets (2)(3)	1.18	1.43	(25) bps	—
Return on average tangible common equity (2) (3) (5)	11.19	13.15	(196) bps	—
(1) Includes loans and leases held for sale.
(2)  Ratios for the periods ended March 31, 2016 and 2015 are presented on an annualized basis.
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
Commercial Banking net income of $133 million in first quarter 2016 declined $14 million, or 10%, from $147 million in first quarter 2015, as the benefit of a $23 million increase in total revenue was more than offset by a $14 million increase in noninterest expense and $30 million increase in provision for credit losses.
Net interest income of $300 million increased $24 million, or 9%, from $276 million in first quarter 2015, reflecting a $3.7 billion increase in average loans and leases and improved spreads driven by higher interest rates, as well as deposit growth.
Noninterest income of $99 million remained relatively stable with first quarter 2015, as strength in service charges and fees was offset by lower leasing income and foreign exchange and letter of credit fees.
Noninterest expense of $187 million increased $14 million, or 8%, from $173 million in first quarter 2015, reflecting increased outside services, salaries and employee benefits, and equipment expense partially offset by lower insurance and regulatory costs.
Provision for credit losses of $9 million increased $30 million from first quarter 2015 levels that included $21 million in recoveries of prior period charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$23	$27	($4)	(15%)
Noninterest income	23	28	(5)	(18)
Total revenue	46	55	(9)	(16)
Noninterest expense	8	41	(33)	(80)
Profit before provision for credit losses	38	14	24	171
Provision for credit losses	19	16	3	19
Income (loss) before income tax expense (benefit)	19	(2)	21	NM
Income tax expense (benefit)	—	(3)	3	(100)
Net income	$19	$1	$18	NM
Loans and leases and loans held for sale (period-end) (1)	$3,199	$3,696	($497)	(13)
Average Balances:
Total assets	$38,360	$40,117	($1,757)	(4)
Loans and leases and loans held for sale (1)	2,974	3,784	(810)	(21)
Deposits	6,277	6,195	82	1
Interest-earning assets	28,385	30,704	(2,319)	(8)
(1) Includes loans and leases held for sale.

Other net income of $19 million increased from $1 million in first quarter 2015, as lower incentive compensation, insurance expense, restructuring charges and special items and favorable residual funds transfer pricing benefits were offset by the impact of a reduction in FRB stock dividends, higher wholesale funding costs and an increase in provision expense, which reflected an $8 million reserve build compared to a $4 million reserve build in first quarter 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — March 31, 2016 Compared with December 31, 2015
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

(dollars in millions)	March 31, 2016	December 31, 2015	Change	Percent
Commercial	$34,671	$33,264	$1,407	4%
Commercial real estate	9,406	8,971	435	5
Leases	3,895	3,979	(84)	(2)
Total commercial	47,972	46,214	1,758	4
Residential mortgages	13,345	13,318	27	—
Home equity loans	2,313	2,557	(244)	(10)
Home equity lines of credit	14,526	14,674	(148)	(1)
Home equity loans serviced by others (1)	930	986	(56)	(6)
Home equity lines of credit serviced by others (1)	339	389	(50)	(13)
Automobile	13,847	13,828	19	—
Student	5,006	4,359	647	15
Credit cards	1,581	1,634	(53)	(3)
Other retail	1,132	1,083	49	5
Total retail	53,019	52,828	191	—
Total loans and leases (2) (3)	$100,991	$99,042	$1,949	2%
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $751 million and $365 million as of March 31, 2016 and December 31, 2015, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.4 billion and $17.6 billion at March 31, 2016 and December 31, 2015, respectively.
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
Total loans and leases of $101.0 billion as of March 31, 2016, increased $1.9 billion, or 2%, from $99.0 billion as of December 31, 2015, reflecting growth in commercial products. Total commercial loans and leases of $48.0 billion grew $1.8 billion, or 4%, from $46.2 billion as of December 31, 2015, reflecting commercial loan growth of $1.4 billion and commercial real estate loan growth of $435 million. Total retail loans of $53.0 billion remained relatively stable with December 31, 2015 levels, as a $647 million increase in student was partially offset by lower home equity balances, including continued run off in the non-core portfolio. During first quarter 2016, we purchased $369 million of student loans but transferred $288 million of residential mortgages and $85 million of home equity loans, classified as TDRs, to other loans held for sale.
The effect of first quarter 2016 loan purchases and sales, net of runoff of previously purchased loans, decreased period-end loans by $570 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	March 31, 2016	December 31, 2015	(Date of Designation) June 30, 2009	Change from 2016-2015	Change from 2016-2009
Commercial	$37	$38	$1,900	(3%)	(98%)
Commercial real estate	116	130	3,412	(11)	(97)
Total commercial	153	168	5,312	(9)	(97)
Residential mortgages	282	297	1,467	(5)	(81)
Home equity loans	65	69	384	(6)	(83)
Home equity lines of credit	70	74	231	(5)	(70)
Home equity loans serviced by others (1)	930	986	4,591	(6)	(80)
Home equity lines of credit serviced by others (1)	339	389	1,589	(13)	(79)
Automobile	—	—	769	—	(100)
Student	321	329	1,495	(2)	(79)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	2,007	2,144	14,789	(6)	(86)
Total non-core loans	2,160	2,312	20,101	(7)	(89)
Other assets	25	26	378	(4)	(93)
Total non-core assets	$2,185	$2,338	$20,479	(7%)	(89%)
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.2 billion as of March 31, 2016. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that time and March 31, 2016, the portfolio decreased $18.3 billion or 89%, including principal repayments of $10.3 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion.
Non-core assets totaled $2.2 billion as of March 31, 2016, a decrease of $153 million from December 31, 2015, driven by principal repayments of $143 million. Commercial non-core loans of $153 million declined 9% compared to December 31, 2015. Retail non-core loan balances of $2.0 billion decreased $137 million, or 6%, compared to December 31, 2015.
The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $695 million and $763 million as of March 31, 2016 and December 31, 2015, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.3 billion as of March 31, 2016, compared to $1.4 billion as of December 31, 2015. The SBO portfolio represented 4% of the retail real estate secured portfolio and 2% of the overall retail loan portfolio as of March 31, 2016.
The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 711 and CLTV of 89% as of March 31, 2016. The proportion of the portfolio in a second lien position was 96% with 72% of the portfolio in out-of-footprint geographies including 27% in California, Nevada, Arizona and Florida.
SBO net charge-offs of $7 million remained relatively stable with fourth quarter 2015 levels. The SBO portfolio annualized net charge-off rate increased 19 basis points to 2.05%, compared to 1.86% in fourth quarter 2015, driven by balance liquidation.
Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an ALLL and a reserve for unfunded lending commitments. This allowance is created through charges to income, or provision for credit losses, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
The allowance for credit losses totaled $1.3 billion at March 31, 2016 and December 31, 2015. Our ALLL was 1.21% of total loans and leases and 113% of nonperforming loans and leases as of March 31, 2016 compared with 1.23% and 115%, respectively, as of December 31, 2015.
Overall, loan portfolio credit quality remained relatively stable in first quarter 2016. Net charge-offs of $83 million increased $29 million from $54 million in first quarter 2015, which included $28 million of commercial recoveries of prior period charge-offs. Annualized net charge-offs increased to 0.33% of average total loans and leases from 0.23% in first quarter 2015. The 90 day or more past due delinquency rate was 1.0% as of March 31, 2016 compared with 0.9% as of December 31, 2015. Nonperforming loans and leases totaled $1.1 billion, or 1.07%, of the total portfolio as of March 31, 2016 and December 31, 2015.
On March 31, 2016 we transferred $373 million of first lien consumer real-estate secured TDRs to other loans held for sale. This portfolio included $97 million of nonperforming loans.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial real estate loans and leases. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. However, we also do business in certain specialized industry sectors on a national basis.
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
As of March 31, 2016, nonperforming commercial loans and leases increased $222 million to $370 million, compared to $148 million as of December 31, 2015, driven by a $210 million increase in nonperforming oil and gas industry loans following new negative guidance related to multi-tiered debt structures. As of March 31, 2016, total commercial nonperforming loans stood at 0.8% of the commercial loan portfolio, compared to 0.3% as of December 31, 2015. Total commercial loan and lease portfolio charge-offs in first quarter 2016 of $9 million compared to a net recovery of $22 million in first quarter 2015.
Commercial criticized loans and leases portfolio increased to $2.8 billion, or 5.8% of the portfolio compared to $2.6 billion, or 5.6% at December 31, 2015. Commercial criticized balances increased to $2.1 billion, or 6.1%, of commercial loans compared to $2.0 billion, or 6.0%, as of December 31, 2015, driven by a $175 million increase in the oil and gas portfolio. Commercial real estate criticized balances of $542 million, or 5.8%, of the commercial real estate portfolio compared to $521 million, or 5.8%, as of December 31, 2015. Commercial criticized loans to total criticized loans of 76% as of March 31, 2016 remained stable with December 31, 2015 levels. Commercial real estate accounted for 20% of criticized loans as of March 31, 2016 and December 31, 2015.
Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance and student lending portfolios. Retail assets increased $191 million to $53.0 billion as of March 31, 2016, a 0.4% increase from December 31, 2015, driven by growth in the student lending and residential mortgage portfolios, offset by a reduction in home equity.
The credit composition of our retail loan portfolio at March 31, 2016 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 757, which was stable with December 31, 2015 levels. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the appraised value of the property and was 63% as of March 31, 2016 compared to 64% as of December 31, 2015. Excluding the SBO portfolio, the real estate CLTV was 61% as of March 31, 2016 compared to 62% as of December 31, 2015. Retail asset quality continued to improve with an annualized net charge-off rate (core and non-core) of 0.55% in first quarter 2016, a decrease of five basis points from first quarter 2015.
Nonperforming retail loans as a percentage of total retail loans were 1.3% as of March 31, 2016, a 40 basis point decrease from December 31, 2015, driven primarily by the transfer of $97 million of non-performing retail TDRs to held for sale and the reclassification of $77 million in residential mortgage loans guaranteed by government entities to performing in keeping with industry practice.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”
Troubled Debt Restructuring
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of March 31, 2016, $775 million of retail loans were classified as retail TDRs, compared with $1.2 billion as of December 31, 2015. The reduction in TDRs was driven by the transfer of $373 million of first lien mortgages and home equity loans to held for sale. In the retail TDR population, $244 million were in nonaccrual status of which 62% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
The table below presents an aging of our retail TDRs:

	March 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$96	12	$1	$37	$146
Home equity loans	110	8	2	19	139
Home equity lines of credit	163	8	2	17	190
Home equity loans serviced by others (1)	64	3	—	3	70
Home equity lines of credit serviced by others (1)	7	—	—	3	10
Automobile	13	—	1	—	14
Student	159	2	2	1	164
Credit cards	25	1	—	1	27
Other retail	14	1	—	—	15
Total	$651	$35	$8	$81	$775
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the accrual status of our retail TDRs:

	March 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$74	$72	$146
Home equity loans	101	38	139
Home equity lines of credit	118	72	190
Home equity loans serviced by others (1)	50	20	70
Home equity lines of credit serviced by others (1)	4	6	10
Automobile	8	6	14
Student	135	29	164
Credit cards	26	1	27
Other retail	15	—	15
Total	$531	$244	$775
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of credit quality, market risk and liquidity. The following table presents our securities AFS and HTM:

	March 31, 2016		December 31, 2015
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury	$16	$16	$16	$16	$—	—%
State and political subdivisions	9	9	9	9	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,147	17,434	17,234	17,320	114	1
Other/non-agency	526	488	555	522	(34)	(7)
Total mortgage-backed securities	17,673	17,922	17,789	17,842	80	—
Total debt securities	17,698	17,947	17,814	17,867	80	—
Marketable equity securities	5	5	5	5	—	—
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	17	17	—	—
Total securities available for sale	$17,715	$17,964	$17,831	$17,884	$80	—
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,010	$4,103	$4,105	$4,121	($18)	—
Other/non-agency	1,119	1,158	1,153	1,176	(18)	(2)
Total securities held to maturity	$5,129	$5,261	$5,258	$5,297	($36)	(1)
Total securities available for sale and held to maturity	$22,844	$23,225	$23,089	$23,181	$44	—%

As of March 31, 2016, the fair value of the AFS and HTM securities portfolio increased $44 million to $23.2 billion, compared with $23.2 billion as of December 31, 2015, driven by an increase in the market value of the securities portfolio due to a decline in interest rates, which was partially offset by cash flow runoff in excess of reinvestment. During first quarter 2016, $364 million in mortgage-backed securities were sold and the proceeds were reinvested into higher coupon securities for risk management purposes. As of March 31, 2016, the portfolio’s average effective duration was 2.9 years compared with 3.5 years as of December 31, 2015, largely reflective of increased prepayment speeds.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The securities portfolio included high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represented the vast majority of the securities portfolio holdings. The portfolio composition has also been dominated by holdings backed by mortgages so that they may be pledged to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2015.
Income on debt securities portfolios totaled $139 million for the three months ended March 31, 2016, a decrease of $9 million, or 6%, from $148 million for the three months ended March 31, 2015, and reflected a yield of 2.43% compared with 2.47% for the three months ended March 31, 2015.
Deposits
The table below represents the major components of our deposits:

(dollars in millions)	March 31, 2016	December 31, 2015	Change	Percent
Demand	$27,186	$27,649	($463)	(2%)
Checking with interest	18,706	17,921	785	4
Regular savings	8,748	8,218	530	6
Money market accounts	35,513	36,727	(1,214)	(3)
Term deposits	12,453	12,024	429	4
Total deposits	$102,606	$102,539	$67	—%

Total deposits as of March 31, 2016, increased $67 million to $102.6 billion, compared to $102.5 billion as growth in checking with interest, savings and term deposits were partially offset by a decrease in money market and demand deposits.

Borrowed Funds
Short-term borrowed funds
The following is a summary of our short-term borrowed funds:

(dollars in millions)	March 31, 2016	December 31, 2015	Change	Percent
Federal funds purchased	$23	$—	$23	100%
Securities sold under agreements to repurchase	691	802	(111)	(14)
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,300	2,630	670	25
Total short-term borrowed funds	$4,014	$3,432	$582	17%
Short-term borrowed funds of $4.0 billion as of March 31, 2016, increased $582 million from December 31, 2015, reflecting an increase of $670 million in short-term FHLB advances and other short-term borrowings and an increase of 23 million in short-term federal funds purchased, offset by a decline of $111 million in customer repurchase agreements.
    As of March 31, 2016, our total contingent liquidity was $21.9 billion, consisting of $1.0 billion in net cash at the FRB (which is defined as excess cash balances held at the FRBs), $17.4 billion in unencumbered high-quality securities, and $3.5 billion in unused FHLB borrowing capacity. Additionally, $10.7 billion in unencumbered loans pledged at the FRBs created total available liquidity of approximately $32.6 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Three Months Ended March 31, 2016	As of and for the Year Ended Dec. 31, 2015	As of and for the Three Months Ended March 31, 2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.01%	0.15%	0.22%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.57	0.44	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,274	$5,375	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,300	7,004	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$881	$3,364	$4,607
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,098	5,865	6,969
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.06%	0.22%	0.18%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.58	0.28	0.26

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
The following is a summary of our long-term borrowed funds:

(in millions)	March 31, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (2)	333	333
3.750% fixed rate subordinated debt, due 2024 (2) (3)	250	250
4.023% fixed rate subordinated debt, due 2024 (2) (4)	214	331
4.082% fixed rate subordinated debt, due 2025 (2) (5)	346	331
4.350% fixed rate subordinated debt, due 2025 (6)	248	250
4.300% fixed rate subordinated debt, due 2025 (7)	749	750
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (8) (9)	752	749
2.300% senior unsecured notes, due 2018 (8) (10)	753	747
2.450% senior unsecured notes, due 2019 (8) (11)	763	752
2.500% senior unsecured notes, due 2019 (8) (12)	750	—
Federal Home Loan advances due through 2033	4,516	5,018
Other	14	25
Total long-term borrowed funds	$10,035	$9,886

(1) These balances are comprised of: principal balances of $350 million at March 31, 2016 and December 31, 2015, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at March 31, 2016.
(2) Borrowed funds with RBS. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(3) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(4) These balances are comprised of: principal balance of $208 million and $333 million at March 31, 2016 and December 31, 2015, respectively, as well as the impact from interest rate swaps of $6 million and ($2) million at March 31, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information. In addition, on March 7, 2016, the Company repurchased $125 million of these securities from RBS. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(5) These balances are comprised of: principal balance of $334 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $12 million and ($3) million at March 31, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information.
(6) These balances are comprised of: principal balances of $250 million at March 31, 2016 and December 31, 2015, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at March 31, 2016.
(7) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at March 31, 2016.
(8) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(9) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $3 million and ($1) million at March 31, 2016 and December 31, 2015, respectively; and ($1) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(10) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $6 million and ($3) million at March 31, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(11) These balances are comprised of: principal balances of $750 million at March 31, 2016 and December 31, 2015; impact from interest rate swaps of $16 million and $2 million at March 31, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.
(12) The balance is comprised of: principal balance of $750 million at March 31, 2016; impact from interest rate swaps of $2 million and ($2) million of unamortized deferred issuance costs and discount at March 31, 2016. See Note 11 “Derivatives” for further information.

On July 31, 2015, we issued $250 million of subordinated debt with a 4.350% fixed rate and a ten year maturity. On August 3, 2015, we used the net proceeds of this issuance to repurchase 9,615,384 shares of our common stock directly from RBS.

On December 3, 2015, we repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the repurchase price and the net carrying amount of the subordinated debt was recognized as a gain on extinguishment of the debt. To fund the repurchase, we issued $750 million of new subordinated debt with a 4.300% fixed rate and a ten year maturity.

Long-term borrowed funds of $10.0 billion as of March 31, 2016 increased $149 million from December 31, 2015, primarily driven by a $502 million decrease in long term FHLB advances and a $750 million increase in senior bank debt.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits or issue senior or subordinated notes.

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances totaled $5.0 billion as of March 31, 2016, same as of December 31, 2015. Pay-fixed rates on the swaps ranged from 1.82% to 4.30% as of March 31, 2016, compared to 1.96% to 4.30% as of December 31, 2015. We received the daily federal funds effective rate on the legacy $500 million notional, while the remaining $4.5 billion are forward starting positions which begin accruing starting in July 2016 and later periods.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets, and to hedge market risk on fixed rate capital market debt issuance. At March 31, 2016 and December 31, 2015, the notional amount of receive-fixed swap hedges totaled $9.0 billion and $8.5 billion, respectively. The fixed-rate ranges were 1.06% to 2.05% and 0.77% to 2.04%, respectively. We paid one-month and three-month LIBOR on these swaps.
In February 2016, we terminated $3 billion of receive-fixed interest rate swap that hedged the interest rate exposure on floating rate commercial loans. The transaction resulted in a $12.5 million gain which will be amortized over the remaining life of the swap.

In March 2016, we entered into a $750 million receive-fixed interest-rate swap to manage the interest rate exposure on a medium term debt issued in March 2016. This agreement converted the fixed-rate debt coupon to three-month LIBOR based floating funding. We receive a fixed rate of 1.06% on the swap agreement and pay three month LIBOR.

We also sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are simultaneously transacted to minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 11 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

	March 31, 2016			December 31, 2015
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,000	$296	$167	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate swaps	35,896	739	658	33,719	540	455
Foreign exchange contracts	8,928	146	138	8,366	163	156
Other contracts	1,117	11	8	981	8	5
Total derivatives not designated as hedging instruments		896	804		711	616
Gross derivative fair values		1,192	971		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(123)	(123)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(16)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,068	$832		$625	$485
(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. For interest rate derivatives, the notional amount is typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk as they do not measure the true economic risk of these contracts.
(2) Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.
(3) We also offset assets and liabilities associated with repurchase agreements on our Consolidated Balance Sheets. See Note 2 “Securities” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
At March 31, 2016, the overall derivative asset value increased $443 million and the liability balance increased by $347 million from December 31, 2015, primarily due to decreased fixed interest rates at March 31, 2016, compared to December 31, 2015.

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
The U.S. Basel III final rules, among other things, (i) introduced a new capital measure called CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to existing regulations.
The U.S. Basel III final rules also introduced a new capital conservation buffer (“CCB”), composed entirely of CET1, on top of these three minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until the buffer reaches its fully phased in level of 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the applicable capital conservation buffer) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall. Under the U.S. Basel III final rules, the effective minimum capital ratios as of January 1, 2016 are:

•	5.125% CET1 to risk-weighted assets (minimum of 4.5% plus 0.625% CCB);

•	6.625% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets (minimum of 6% plus 0.625% CCB);

•	8.625% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (minimum of 8% plus 0.625% CCB); and

•
4.000% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”). The minimum leverage ratio of 4% is not impacted by the capital conservation buffer.

When fully phased in on January 1, 2019, the U.S. Basel III final rules will require CFG, CBNA and CBPA to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios under Basel III Transitional rules as of March 31, 2016 and December 31, 2015. In addition, the table includes pro forma Basel III ratios as of March 31, 2016 and December 31, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of March 31, 2016
Common equity tier 1 capital(2)(6)	$13,570	11.6%	5.125%	6.5%	11.6%	7.0%	6.5%
Tier 1 capital(3)(6)	13,817	11.9	6.625	8.0	11.8	8.5	8.0
Total capital(4)(6)	17,587	15.1	8.625	10.0	15.1	10.5	10.0
Tier 1 leverage(5)	13,817	10.4	4.000	5.0	10.4	4.0	5.0
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(2)	$13,389	11.7%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,636	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,505	15.3	8.0	10.0	15.3	10.5	10.0
Tier 1 leverage(5)	13,636	10.5	4.0	5.0	10.5	4.0	5.0
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) “Common equity tier 1 capital ratio” as of March 31, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
(6) “Minimum Capital ratio” for 2016 includes capital conservation buffer of 0.625%.

Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured using the market risk rules as defined under the Basel 2.5. Refer to “—Market Risk — Market Risk Regulatory Capital,” for further information. CFG applies the Basel III standardized approach, as defined by the U.S. regulators, for determining the assignment of risk-weighted assets. Under the Standardized approach no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.6% at March 31, 2016. As of March 31, 2016, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.6 billion and total risk-weighted assets would be $116.8 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital, total capital and risk-weighted assets, see the following table.

(dollars in millions)	March 31, 2016	December 31, 2015
Common equity tier 1 capital	$13,570	$13,389
Impact of intangibles at 100%	(1)	(2)
Fully phased-in common equity tier 1 capital(1)	$13,569	$13,387
Total capital	$17,587	$17,505
Impact of intangibles at 100%	(1)	(2)
Fully phased in common total capital(1)	$17,586	$17,503
Risk-weighted assets	$116,591	$114,084
Impact of intangibles - 100% capital deduction	(1)	(2)
Impact of mortgage servicing assets at 250% risk weight	233	246
Fully phased-in risk-weighted assets(1)	$116,823	$114,328
Transitional common equity tier 1 ratio(2)	11.6%	11.7%
Fully phased-in common equity tier 1 ratio(1)(2)	11.6	11.7
Transitional total capital ratio(3)	15.1	15.3
Fully phased-in total capital ratio(1)(3)	15.1	15.3
(1) These are non-GAAP financial measures.
(2) “Common equity tier 1 capital ratio” as of March 31, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.

Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information under Basel III Standardized approach as of March 31, 2016 and December 31, 2015:

					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of March 31, 2016
Common equity tier 1 capital(1)(5)	$13,570	11.6%	$5,975	5.125%	$7,578	6.5%
Tier 1 capital(2)(5)	13,817	11.9	7,724	6.625	9,327	8.0
Total capital(3)(5)	17,587	15.1	10,056	8.625	11,659	10.0
Tier 1 leverage(4)	13,817	10.4	5,318	4.000	6,648	5.0
Risk-weighted assets	116,591
Quarterly adjusted average assets	132,951
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital(2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital(3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage(4)	13,636	10.5	5,218	4.0	6,523	5.0
Risk-weighted assets	114,084
Quarterly adjusted average assets	130,455
(1) “Common equity tier 1 capital ratio” as of March 31, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
(5) “Minimum Capital ratio” for 2016 includes capital conservation buffer of 0.625%.

CET1 capital under Basel III Standardized Transitional rules was $13.6 billion at March 31, 2016, an increase of $181 million from $13.4 billion at December 31, 2015. The increase was primarily attributable to net income for three months ended March 31, 2016, net of dividends paid to stockholders and amortization of deferred tax related to goodwill. At March 31, 2016,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

there was approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at March 31, 2016 was $13.8 billion, an increase of $181 million from $13.6 billion at December 31, 2015. Total capital was $17.6 billion at March 31, 2016, an increase of $82 million from December 31, 2015 driven primarily by net income, net of dividends paid to stockholders and the repurchase of subordinated debt.
Risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2016 were $116.6 billion, an increase of $2.5 billion as compared to December 31, 2015. The primary drivers for this change were growth in commercial and student loan exposures.
As of March 31, 2016, the tier 1 leverage ratio decreased approximately 6 basis points. This decline reflected the net impact of a $2.5 billion increase in adjusted quarterly average total assets, which drove a 20 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 14 basis points to the ratio.
The following table presents our capital composition under the Basel III capital framework in effect for us at March 31, 2016 and at December 31, 2015:

	Transitional Basel III
(dollars in millions)	March 31, 2016	December 31, 2015
Total common stockholders’ equity	$19,718	$19,399
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(96)	28
Derivatives	(35)	(10)
Unamortized net periodic benefit costs	367	369
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	494	480
Other intangible assets	(2)	(1)
Total Common Equity Tier 1	13,570	13,389
Qualifying preferred stock	247	247
Total Tier 1 Capital	13,817	13,636

Qualifying long-term debt securities as tier 2	2,488	2,595
Allowance for loan and lease losses	1,224	1,216
Allowance for credit losses for off-balance sheet exposure	58	58
Total capital	$17,587	$17,505
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
Capital Transactions
During the three months ended March 31, 2016, we completed the following capital actions:

•	Repurchased $125 million aggregate principal amount of our 4.023% subordinated notes due 2024 on March 7, 2016;

•	Declared a quarterly common stock dividend of $0.10 per share, aggregating to a dividend payment of approximately $53 million on February 18, 2016; and

•
Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to a dividend payment of approximately $7 million on April 6, 2016.

We intend to continue to repurchase common stock and subordinated debt, as appropriate, subject to regulatory approval and market conditions. On April 5, 2016, we submitted our 2016 Capital Plan to the Federal Reserve under the CCAR process. By late May or early June, we expect to hear the results of the FRB’s internal stress test and of the FRB’s object/non-object decision to capital actions proposed in this Capital Plan.
At March 31, 2016, all regulatory ratios remained well above their respective fully phased-in Basel III minimum, which includes the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures”.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel III Standardized Transitional rules as of March 31, 2016 and December 31, 2015:

	Transitional Basel III
	March 31, 2016		December 31, 2015
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital (1)	$10,894	11.7%	$10,754	11.7%
Tier 1 capital(2)	10,894	11.7	10,754	11.7
Total capital(3)	13,259	14.2	13,132	14.3
Tier 1 leverage(4)	10,894	10.6	10,754	10.7
Risk-weighted assets	93,287		91,625
Quarterly adjusted average assets	102,676		100,504
Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,032	12.7%	$3,017	13.0%
Tier 1 capital(2)	3,032	12.7	3,017	13.0
Total capital(3)	3,595	15.1	3,559	15.4
Tier 1 leverage(4)	3,032	8.7	3,017	9.1
Risk-weighted assets	23,876		23,179
Quarterly adjusted average assets	34,739		33,045
(1) “Common equity tier 1 capital ratio” as of March 31, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
CBNA CET1 capital under Basel III Standardized Transitional rules was $10.9 billion at March 31, 2016, an increase of $140 million from $10.8 billion at December 31, 2015. The increase was primarily attributable to net income for the three months ended March 31, 2016, net of dividends paid to CFG. At March 31, 2016, CBNA held minimal additional tier 1 capital. Total capital was $13.3 billion at March 31, 2016, an increase of $127 million driven primarily by the increase in CET1 capital.
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2016 were $93.3 billion, an increase of $1.7 billion as compared to December 31, 2015. The primary drivers for this change were the growth in commercial

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and student loan exposures. These increases were partially offset by a decrease in commitments and the exclusion of market risk RWA because CBNA did not meet the market risk reporting threshold.
As of March 31, 2016, the CBNA tier 1 leverage ratio decreased approximately 9 basis points, driven by an increase in adjusted quarterly average total assets of $2.2 billion resulting in a 23 basis point decline in the ratio, partially offset by a 14 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.0 billion at March 31, 2016, an increase of $15 million from $3.0 billion at December 31, 2015. The increase was primarily attributable to amortization of deferred tax assets related to goodwill, as net income for the three months ended March 31, 2016 was largely offset by dividends paid to CFG.
At March 31, 2016, there was no additional tier 1 capital. Total capital was $3.6 billion at March 31, 2016, an increase of $36 million driven primarily by the increase in CET1 capital and an increase in allowance for credit losses.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at March 31, 2016 were $23.9 billion, an increase of $697 million as compared to December 31, 2015. The primary drivers for this change were growth in commercial and student loan exposures, as well as an increase in SoFi commitments.
As of March 31, 2016, the CBPA tier 1 leverage ratio decreased approximately 40 basis points, driven by an increase in adjusted quarterly average total assets of $1.7 billion resulting in a 45 basis point decline in the ratio, partially offset by a 5 basis point increase resulting from higher CET1 capital described above.

Liquidity
We define liquidity as an institution’s ability to meet its cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain current liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
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
On March 7, 2016, we utilized excess cash to repurchase $125 million of 4.023% Subordinated Notes due 2024 from RBS.
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of March 31, 2016, we held cash and cash equivalents of approximately $394 million, which should be viewed as a liquidity reserve.
Our liquidity risk is low for the following reasons: (i) we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding; (ii) we have no outstanding senior debt at the CFG level; (iii) the capital structures of our banking subsidiaries are similar to our capital structure. As of March 31, 2016, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.2%; and, (iv) our other cash flow requirements, such as operating expenses, are relatively small.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. This debt represents a key source of unsecured, term, and stable funding, further diversifies the funding sources of CBNA, and creates a more peer-like funding structure for the consolidated enterprise. On March 14, 2016, we increased the size of this program from $3 billion to $5 billion, and CBNA issued $750 million in three-year fixed-rate scenario notes. Preceding this issuance, CBNA issued $750 million in three-year fixed-rate senior notes on December 3, 2015, and $1.5 billion in senior notes, consisting of $750 million of three-year fixed-rate notes and $750 million in five-year fixed-rate notes on December 1, 2014.
Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet its payment obligations in a timely manner. We manage liquidity risk at the consolidated enterprise level, and for each material legal entity including us, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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
Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity at both CBNA and CBPA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances, and/or by a refusal of the FRB to act as lender of last resort in systemic stress. Similarly, given the structure of their balance sheets, the funding liquidity of CBNA and CBPA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both (e.g., the financial crisis of 2008-2010). However, during the financial crisis, our banking subsidiaries reduced their dependence on unsecured wholesale funding to virtually zero. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our funding liquidity risk to be relatively modest.
An additional variable affecting our access, and the access of our banking subsidiaries, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

March 31, 2016
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, N.A.:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	P-2	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
Citizens Bank of Pennsylvania:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	P-2	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At March 31, 2016, the majority of wholesale funding consisted of secured borrowings from the FHLBs collateralized by high-quality residential mortgage collateral. At March 31, 2016, we had no outstanding short-term, unsecured and credit-sensitive wholesale funding.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRBG, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process, and the U.S. version of the LCR was effective for CFG beginning January 2016.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we were required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We have been fully compliant with the LCR since its January 2016 effective date, up through and including March 31, 2016.
The U.S. federal bank regulatory agencies have issued a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with more than $50 billion but less than $250 billion in assets and with less than $10 billion in on-balance sheet foreign exposures. Under this definition, we would be designated as a modified NSFR company. The NSFR is one of the two Basel III-based liquidity measures, along with the LCR, and is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banks and bank holding companies over a one-year time horizon. Generally consistent with the Basel Committee’s framework, under the proposed rule banking organizations would be required to hold an amount of available stable funding (“ASF”) over a one-year time horizon that equals or exceeds the institution’s amount of required stable funding (“RSF”), with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these companies would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with more than $250 billion in total assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule. The proposed rule includes detailed descriptions of the items that would comprise ASF and RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan.
We are currently evaluating the impact of the U.S. federal bank regulatory agencies’ NSFR framework. If ultimately adopted as currently proposed, the implementation of the NSFR could impact our liquidity and funding requirements and practices in the future, including by incentivizing increased use of long-term debt as a funding source.
We continue to review and monitor these liquidity requirements to develop appropriate implementation plans and liquidity strategies. We expect to be fully compliant with the final rules on or prior to the applicable effective date.
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity Unit within our Treasury unit in accordance with policy guidelines promulgated by our Board and the Asset and Liability Management Committee. In managing liquidity risk, the Funding and Liquidity Unit delivers regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of March 31, 2016:

•	Core deposits, including loans and deposits held for sale, continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 99.2%;

•
There was no outstanding short-term unsecured wholesale funding, and our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) totaled $1.0 billion;

•
Contingent liquidity was $21.9 billion; net overnight position (defined above), totaled $1.0 billion; unencumbered liquid securities totaled $17.4 billion; and available FHLB capacity primarily secured by mortgage loans totaled $3.5 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $10.7 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding early warning indicators and metrics, including specific risk thresholds and limits. The early warning indicators include both the internal and external environment, providing both an inside-out and an outside-in risk perspective. The metrics are broadly classified as follows:

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
Cash flows from operating activities contributed $374 million in the first quarter of 2016. Net cash used by investing activities was $2.3 billion, primarily reflecting a net increase in loans and leases of $2.4 billion and securities available for sale portfolio purchases of $706 million, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $926 million. Cash provided by financing activities was $717 million, driven by proceeds from issuance of long-term borrowed funds of $750 million, and a net increase in other short-term borrowed funds of $670 million, partially offset by repayments of long-term borrowed funds of $629 million. These activities represented a cumulative decrease in cash and cash equivalents of $1.2 billion, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $1.9 billion as of March 31, 2016.
In the first quarter 2015, our operating activities contributed $98 million in net cash, reflecting an increase in other assets compared to the first quarter 2014. Net cash used by investing activities was $1.7 billion, primarily reflecting net securities available for sale portfolio purchases of $2.2 billion and a net increase in loans and leases of $1.2 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.0 billion. Cash provided by financing activities was $3.4 billion, driven by a net increase in deposits of $3.3 billion. These activities represented a cumulative increase in cash and cash equivalents of $1.7 billion, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $5.0 billion as of March 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Commitments
The following table presents our outstanding off-balance sheet commitments. See Note 12 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

(dollars in millions)	March 31, 2016	December 31, 2015	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$56,989	$56,524	$465	1%
Financial standby letters of credit	1,921	2,010	(89)	(4)
Performance letters of credit	41	42	(1)	(2)
Commercial letters of credit	63	87	(24)	(28)
Marketing rights	47	47	—	—
Risk participation agreements	53	26	27	104
Residential mortgage loans sold with recourse	10	10	—	—
Total	$59,124	$58,746	$378	1%

In November 2015, we entered into an agreement with RBS to purchase $500 million of our subordinated notes held by RBS by July 30, 2016, subject to regulatory approval and rating agency considerations. See Note 13 “Related Party Transactions and Significant Transactions with RBS,” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
On January 7, 2016, we entered into an agreement to purchase student loans on a quarterly basis beginning with the first calendar quarter in 2016 and ending with the fourth calendar quarter in 2016. Under the terms of the agreement, we committed to purchase a minimum of $125 million of loans per quarter. The minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $500 million and $1.0 billion, respectively. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The agreement may be extended by written agreement of the parties for an additional four quarters. We may terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of calendar quarters remaining in the term.
Our agreement to purchase automobile loans, originally entered into in May 2014, was most recently amended on January 15, 2016. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. We may cancel the agreement at will with payment of a variable termination fee. There is no termination fee after May 2017.
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
See Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of our significant accounting policies.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Significant Accounting Policies,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk,” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding our fair value measurements, see Note 1 “Significant Accounting Policies,” our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 “Securities,” Note 6 “Mortgage Banking,” and Note 11 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding our goodwill impairment testing, see Note 1 “Significant Accounting Policies” and Note 9 “Goodwill,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

For additional information regarding income taxes, see Note 1 “Significant Accounting Policies,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 10 “Income Taxes,” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Chief Risk Officer
The CRO directs our overall risk management function overseeing the credit, interest rate, market, liquidity, operational, compliance, strategic and reputational risk management. The CRO reports to our CEO and to the Board Risk Committee.
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
Apart from Industrials and CRE (which together make up 30% of the commercial outstandings as of March 31, 2016), there are no material sector concentrations. As of March 31, 2016, our CRE outstandings amounted to 9% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past seven years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. Exposure to declining rates has lessened modestly in the first quarter given decreased market expectations for additional FOMC actions. The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed rate loans as well as the prepayment risk on mortgage related loans and securities funded by non-rate sensitive deposits and equity.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2016	December 31, 2015
Instantaneous Change in Interest Rates
+200	13.7%	10.6%
+100	7.0	5.8
-100	(4.9)	(5.8)
-200	(5.1)	(6.4)
Gradual Change in Interest Rates
+200	6.9	6.1
+100	3.5	3.2
-100	(3.3)	(3.1)
-200	(4.4)	(4.6)
As part of the routine risk management process, a wide variety of similar analysis are reported for each of the next three rolling years.
We also use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of March 31, 2016.
We are asset sensitive and as such are positioned to benefit from an increase in interest rates. We have consistently maintained the level of overall asset sensitivity in a tight range of 6.1% to 7.2% over the past year, as defined by the +200 gradual change. Quarter over quarter, the level of asset sensitivity has increased toward the higher end of the range. The increase is primarily attributable to the unwinding of $3 billion of receive-fixed interest rate swaps in February 2016 to take advantage of market conditions.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of March 31, 2016 and December 31, 2015, our mortgage servicing rights had a book value of $155 million and $164 million, respectively, and were carried at the lower of cost or fair value. As of March 31, 2016, and December 31, 2015, the fair value of the mortgage servicing rights was $168 million and $178 million respectively. Given low interest rates over recent years, there is a valuation allowance of $14 million and $9 million on the asset as of March 31, 2016 and December 31, 2015, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates The general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended March 31, 2016 and 2015, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.

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

(in millions)	For the Quarter Ended March 31, 2016				For the Quarter Ended December 31, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	1	—	—	—	—	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$—	$—	$—	$—	—	$—
Stressed General VaR	$2	$3	$5	$2	$2	$2	$2	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$3	$5	$2	$2	$2	$2	$1
Market Risk Regulatory Capital	$11				$7
Specific Risk Not Modeled Add-on	5				5
de Minimis Exposure Add-on	13				15
Total Market Risk Regulatory Capital	$29				$27
Market Risk-Weighted Assets	$357				$333

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following table shows our daily net trading revenue and total internal, modeled VaR for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015. Beginning in the quarter ended September 30, 2015, as agreed with our banking regulators, we use a multiplication factor derived from our specific backtesting results and no longer that of RBS.
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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Form 10-K for the year ended December 31, 2015, information required by this item is set forth in Note 12 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three month period ended March 31, 2016.

ITEM 5. OTHER INFORMATION

As previously disclosed in our proxy statements, the Company planned to enter into an amended employment agreement with Bruce Van Saun, its Chief Executive Officer and Chairman, following its separation from RBS when UK and European remuneration regulations ceased to apply to the Company. At the request of the Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”), on May 5, 2016, Mr. Van Saun entered into an amended employment agreement with the Company, effective immediately. This agreement supersedes the prior employment agreement between Mr. Van Saun and the Company dated October 1, 2013 and his offer letter dated November 6, 2013, which were entered into prior to the Company’s IPO when the Company was a wholly-owned subsidiary of RBS. The Company’s objective was to put in place an arrangement that balances its current obligations under Mr. Van Saun’s prior agreement and achieves the following positive results for the Company: 1) motivates and rewards Mr. Van Saun for the achievement of our strategic objectives; 2) provides additional retentive value; and 3) aligns terms and conditions more closely with U.S. market practices, including the elimination of Mr. Van Saun’s role-based allowance and pension benefit funding.

Mr. Van Saun’s employment agreement has an initial term of five years, which will be automatically renewed for an additional two-year term unless notice is provided by either party at least twelve months prior to the expiration of the initial term. Mr. Van Saun’s annual base salary will remain at $1,487,000 and he will have a target annual variable compensation opportunity of $6,013,000, a portion of which will be delivered as short-term cash incentive and a portion of which will be delivered in long-term equity awards. The total target compensation is consistent with Mr. Van Saun’s peer CEO median, and approximates Mr. Van Saun’s pay over the past two years. The amount of Mr. Van Saun’s variable compensation and the mix between short-term cash and long-term equity awards will be determined by the Compensation Committee.

In addition, the agreement provides that in 2016 Mr. Van Saun will be granted a one-time equity-based award with an approximate grant date value of $3 million, half of which will be subject to a three-year time-based cliff vest and half of which will be subject to the satisfaction of performance-based conditions over a three-year performance period. This award will serve to further align Mr. Van Saun with the strategic objectives of the Company and will provide additional retentive value. As a result of being granted this award, Mr. Van Saun will no longer be paid annual pension benefit funding of $562,000, which was provided under his previous employment agreement.

The agreement further provides that in the event of Mr. Van Saun’s termination by the Company without cause, non-renewal after the initial term, or his resignation with good reason, he will receive cash severance equal to two times his base salary as well as a pro-rata portion of his target cash incentive for the year in which termination occurs, and unvested annual awards will remain outstanding and continue to vest on their original schedule (with performance-based awards subject to actual performance). In the event that such termination occurs within 24 months following a change of control, Mr. Van Saun will receive cash severance equal to three times the sum of his base salary and target cash incentive, as well as a pro-rata portion of his target cash incentive for the year in which termination occurs, with performance-based awards achieving the target level of performance upon a change of control and unvested awards fully vesting upon such termination.

In the event of Mr. Van Saun’s voluntary resignation, the parties would mutually agree at the time of termination how a pro-rata portion of his variable compensation (excluding performance-based awards) for the year in which termination occurs will be payable. In addition, unvested annual awards will remain outstanding and continue to vest on their original schedule (with performance-based awards subject to actual performance). If Mr. Van Saun’s employment is terminated by reason of his death,

CITIZENS FINANCIAL GROUP, INC.

his estate will be entitled to receive base salary through the end of the month in which his death occurs as well as a pro-rata target cash incentive for the year in which death occurs, with time-based unvested awards fully vesting and performance-based unvested awards fully vesting at the target level.

If Mr. Van Saun is terminated without cause or he resigns for good reason, he is subject to restrictive covenants prohibiting him from becoming employed with specified financial services companies for six months and is prohibited from solicitation of employees and solicitation of customers and prospective clients for twelve months.

The above summary is qualified in its entirety by the terms and conditions set forth in the agreement filed as Exhibit 10.5 to this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

3.2	Bylaws of the Registrant (as amended and restated on February 13, 2015) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 17, 2015)

10.1	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards†*

10.2	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant†*

10.3	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant†*

10.4	Executive Employment Agreement, dated March 18, 2016, between the Registrant and Randall Black†*

10.5	Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun†*

11.1
Statement re computation of earnings per share (filed herewith as Note 19 to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference)

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2016.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Eric W. Aboaf
Name: Eric W. Aboaf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)