Form 10-Q
period 2016-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2016-08-05
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2016

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

There were 519,470,882 shares of Registrant’s common stock ($0.01 par value) outstanding on August 1, 2016.

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

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$976	$1,099
Interest-bearing cash and due from banks	2,679	1,986
Interest-bearing deposits in banks	727	356
Securities available for sale, at fair value (including $245 and $4,283 pledged to creditors, respectively) (a)	18,479	17,884
Securities held to maturity (including $0 and $135 pledged to creditors, respectively, and fair value of $5,136 and $5,297, respectively) (a)	4,973	5,258
Other investment securities, at fair value	73	70
Other investment securities, at cost	873	863
Loans held for sale, at fair value	478	325
Other loans held for sale	372	40
Loans and leases	103,551	99,042
Less: Allowance for loan and lease losses	1,246	1,216
Net loans and leases	102,305	97,826
Derivative assets	1,312	625
Premises and equipment, net	551	595
Bank-owned life insurance	1,587	1,564
Goodwill	6,876	6,876
Due from broker	132	—
Other assets	2,790	2,841
TOTAL ASSETS	$145,183	$138,208
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,108	$27,649
Interest-bearing	79,149	74,890
Total deposits	106,257	102,539
Federal funds purchased and securities sold under agreements to repurchase	717	802
Other short-term borrowed funds	2,770	2,630
Derivative liabilities	1,010	485
Deferred taxes, net	961	730
Long-term borrowed funds	11,810	9,886
Due to broker	86	—
Other liabilities	1,346	1,490
TOTAL LIABILITIES	$124,957	$118,562
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at June 30, 2016 and December 31, 2015	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 564,437,963 shares issued and 529,094,976 shares outstanding at June 30, 2016 and 1,000,000,000 shares authorized, 563,117,415 shares issued and 527,774,428 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	18,735	18,725
Retained earnings	2,255	1,913
Treasury Stock, at cost, 35,342,987 shares at June 30, 2016 and December 31, 2015, respectively	(858)	(858)
Accumulated other comprehensive loss	(159)	(387)
TOTAL STOCKHOLDERS’ EQUITY	$20,226	$19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,183	$138,208
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$896	$790	$1,764	$1,569
Interest and fees on loans held for sale, at fair value	3	3	6	5
Interest and fees on other loans held for sale	4	3	5	4
Investment securities	141	155	286	314
Interest-bearing deposits in banks	2	1	4	2
Total interest income	1,046	952	2,065	1,894
INTEREST EXPENSE:
Deposits	63	60	123	112
Federal funds purchased and securities sold under agreements to repurchase	—	2	1	9
Other short-term borrowed funds	12	19	23	34
Long-term borrowed funds	48	31	91	63
Total interest expense	123	112	238	218
Net interest income	923	840	1,827	1,676
Provision for credit losses	90	77	181	135
Net interest income after provision for credit losses	833	763	1,646	1,541
NONINTEREST INCOME:
Service charges and fees	150	139	294	274
Card fees	51	60	101	112
Trust and investment services fees	38	41	75	77
Capital markets fees	35	30	57	52
Foreign exchange and letter of credit fees	21	22	42	45
Mortgage banking fees	25	30	43	63
Bank-owned life insurance income	13	14	26	26
Securities gains, net	4	9	13	17
Net securities impairment losses recognized in earnings	(7)	(2)	(8)	(3)
Other income	25	17	42	44
Total noninterest income	355	360	685	707
NONINTEREST EXPENSE:
Salaries and employee benefits	432	411	857	830
Outside services	86	99	177	178
Occupancy	76	90	152	170
Equipment expense	64	65	129	128
Amortization of software	41	37	80	73
Other operating expense	128	139	243	272
Total noninterest expense	827	841	1,638	1,651
Income before income tax expense	361	282	693	597
Income tax expense	118	92	227	198
NET INCOME	$243	$190	$466	$399
Net income available to common stockholders	$243	$190	$459	$399
Weighted-average common shares outstanding:
Basic	528,968,330	537,729,248	528,519,489	541,986,653
Diluted	530,365,203	539,909,366	530,396,871	544,804,268
Per common share information:
Basic earnings	$0.46	$0.35	$0.87	$0.74
Diluted earnings	0.46	0.35	0.87	0.73
Dividends declared and paid	0.12	0.10	0.22	0.20
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$243	$190	$466	$399
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $8, ($3), $29 and $36, respectively	13	(5)	46	60
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($4), ($1), ($10) and ($2), respectively	(9)	(2)	(17)	(4)
Net unrealized securities available for sale gains (losses) arising during the periods, net of income taxes of $39, ($66), $131 and ($12), respectively	64	(110)	218	(20)
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $2, $0, ($13) and ($11), respectively	4	1	(21)	(18)
Reclassification of net securities losses (gains) to net income, net of income taxes of $1, ($2), ($2) and ($5), respectively	2	(5)	(3)	(9)
Defined benefit pension plans:
Amortization of actuarial loss, net of income taxes of $1, $2, $3 and $3, respectively	3	2	5	4
Total other comprehensive income (loss), net of income taxes	77	(119)	228	13
Total comprehensive income	$320	$71	$694	$412
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(48)	—	—	(48)
Dividends to RBS	—	—	—	—	—	(60)	—	—	(60)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(10)	—	—	—	(250)	—	(250)
Share-based compensation plans	—	—	1	—	34	—	(21)	—	13
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	399	—	—	399
Other comprehensive income	—	—	—	—	—	—	—	13	13
Total comprehensive income	—	—	—	—	—	399	—	13	412
Balance at June 30, 2015	—	$247	537	$6	$18,714	$1,585	($607)	($359)	$19,586

Balance at January 1, 2016	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(117)	—	—	(117)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Share-based compensation plans	—	—	1	—	5	—	—	—	5
Employee stock purchase plan shares purchased	—	—	—	—	5	—	—	—	5
Total comprehensive income:
Net income	—	—	—	—	—	466	—	—	466
Other comprehensive income	—	—	—	—	—	—		228	228
Total comprehensive income	—	—	—	—	—	466	—	228	694
Balance at June 30, 2016	—	$247	529	$6	$18,735	$2,255	($858)	($159)	$20,226
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$466	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	181	135
Originations of mortgage loans held for sale	(1,135)	(1,182)
Proceeds from sales of mortgage loans held for sale	1,022	1,111
Purchases of commercial loans held for sale	(735)	(632)
Proceeds from sales of commercial loans held for sale	739	594
Amortization of terminated cash flow hedges	16	9
Depreciation, amortization and accretion	245	234
Mortgage servicing rights valuation charge-off (recovery)	4	(7)
Securities impairment	8	3
Deferred income taxes	94	56
Share-based compensation	11	15
Net gain on sales of:
Debt securities	(13)	(17)
Marketable equity securities available for sale	—	(3)
Premises and equipment	(2)	—
Increase in other assets	(450)	(138)
Increase (decrease) in other liabilities	253	(62)
Net cash provided by operating activities	704	515
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(2,355)	(4,089)
Proceeds from maturities and paydowns of securities available for sale	1,611	1,804
Proceeds from sales of securities available for sale	375	1,251
Purchases of securities held to maturity	—	(811)
Proceeds from maturities and paydowns of securities held to maturity	290	394
Purchases of other investment securities, at fair value	(114)	—
Proceeds from sales of other investment securities, at fair value	109	—
Purchases of other investment securities, at cost	(62)	(14)
Proceeds from sales of other investment securities, at cost	52	20
Net (increase) decrease in interest-bearing deposits in banks	(371)	184
Net increase in loans and leases	(5,045)	(3,573)
Net increase in bank-owned life insurance	(23)	(16)
Premises and equipment:
Purchases	(22)	(43)
Proceeds from sales	3	15
Capitalization of software	(85)	(92)
Net cash used in investing activities	(5,637)	(4,970)
FINANCING ACTIVITIES
Net increase in deposits	3,718	4,908
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(85)	(492)
Net decrease in other short-term borrowed funds	(1,370)	(251)
Proceeds from issuance of long-term borrowed funds	6,995	—
Repayments of long-term borrowed funds	(3,631)	(6)
Treasury stock purchased	—	(250)
Net proceeds from issuance of preferred stock	—	247
Dividends declared and paid to common stockholders	(117)	(108)
Dividends declared and paid to preferred stockholders	(7)	—
Net cash provided by financing activities	5,503	4,048
Increase (decrease) in cash and cash equivalents	570	(407)
Cash and cash equivalents at beginning of period	3,085	3,276
Cash and cash equivalents at end of period	$3,655	$2,869
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” Under current GAAP, the Company reflects credit losses on financial assets measured on an amortized cost basis only when the losses are probable or have been incurred. The ASU replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when the assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The ASU also revises the approach to recognizing credit losses on securities available for sale by allowing entities to record reversals of credit losses in current-period earnings. The ASU is effective for the Company beginning on January 1, 2020. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.
In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The ASU supplements the new revenue recognition standard issued in 2014 by addressing certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s unaudited interim Consolidated Financial Statements.
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
NOTE 2 - SECURITIES
The following table provides the major components of securities at amortized cost and fair value:

	June 30, 2016				December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$15	$—	$—	$15	$16	$—	$—	$16
State and political subdivisions	9	—	—	9	9	—	—	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,588	401	(8)	17,981	17,234	153	(67)	17,320
Other/non-agency	489	2	(34)	457	555	4	(37)	522
Total mortgage-backed securities	18,077	403	(42)	18,438	17,789	157	(104)	17,842
Total debt securities available for sale	18,101	403	(42)	18,462	17,814	157	(104)	17,867
Marketable equity securities	5	—	—	5	5	—	—	5
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	17	—	—	17
Total securities available for sale	$18,118	$403	($42)	$18,479	$17,831	$157	($104)	$17,884
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,912	$119	$—	$4,031	$4,105	$27	($11)	$4,121
Other/non-agency	1,061	44	—	1,105	1,153	23	—	1,176
Total securities held to maturity	$4,973	$163	$—	$5,136	$5,258	$50	($11)	$5,297
Other Investment Securities, at Fair Value
Money market mutual fund	$68	$—	$—	$68	$65	$—	$—	$65
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$73	$—	$—	$73	$70	$—	$—	$70
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$468	$—	$—	$468
Federal Home Loan Bank stock	410	—	—	410	395	—	—	395
Total other investment securities, at cost	$873	$—	$—	$873	$863	$—	$—	$863

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($1)	($1)	($42)	($32)
Portions of loss recognized in other comprehensive income (before taxes)	(6)	(1)	34	29
Net securities impairment losses recognized in earnings	($7)	($2)	($8)	($3)

The following tables summarize those securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	June 30, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7	$95	$—	33	$734	($8)	40	$829	($8)
Other/non-agency	4	19	—	20	330	(34)	24	349	(34)
Total mortgage-backed securities	11	114	—	53	1,064	(42)	64	1,178	(42)
Total	11	$114	$—	53	$1,064	($42)	64	$1,178	($42)

	December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
U.S. Treasury and other	1	15	—	—	—	—	1	15	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	162	7,423	(51)	36	819	(27)	198	8,242	(78)
Other/non-agency	2	9	—	20	361	(37)	22	370	(37)
Total mortgage-backed securities	164	7,432	(51)	56	1,180	(64)	220	8,612	(115)
Total	166	$7,456	($51)	56	$1,180	($64)	222	$8,636	($115)

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
The Company estimates the portion of loss attributable to credit using a collateral loss model and an integrated cash flow engine. The model calculates prepayment, default, and loss severity assumptions using collateral performance data. These assumptions are used to produce cash flows that generate loss projections. These loss projections are reviewed on a quarterly basis by a cross-functional governance committee. This governance committee determines whether security impairments are other-than-temporary based on this review.
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Cumulative balance at beginning of period	$66	$62	$66	$62
Credit impairments recognized in earnings on securities that have been previously impaired	7	2	8	3
Reductions due to increases in cash flow expectations on impaired securities	—	(2)	(1)	(3)
Cumulative balance at end of period	$73	$62	$73	$62

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of June 30, 2016 and 2015 were $73 million and $62 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, the Company recognized credit related other-than-temporary-impairment losses in earnings of $7 million and $2 million respectively, related to non-agency MBS in the AFS portfolio. The $5 million increase from June 30, 2015 to June 30, 2016 is primarily attributable to a one-time adjustment tied to a new model implementation. This adjustment is the result of the Company migrating in June 2016 from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment. For the six months ended June 30, 2016 and 2015, the Company recognized credit related other-than-temporary impairment losses in earnings of $8 million and $3 million, respectively. The other-than-temporary impairment losses for the six months ended June 30, 2016 include the impact of the one-time adjustment tied to the new model implementation discussed above. There were no credit impaired debt securities sold during the three and six months ended June 30, 2016 and 2015. Reductions in credit losses due to increases in cash flow expectations were none and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $3 million for the six months ended June 30, 2016 and 2015, respectively, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and the increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not likely that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, $34 million and $29 million of pre-tax non-credit related losses were deferred in OCI for the six months ended June 30, 2016 and 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2016
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15	36	1,668	15,869	17,588
Other/non-agency	—	50	2	437	489
Total debt securities available for sale	30	86	1,670	16,315	18,101
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,912	3,912
Other/non-agency	—	—	—	1,061	1,061
Total debt securities held to maturity	—	—	—	4,973	4,973
Total amortized cost of debt securities	$30	$86	$1,670	$21,288	$23,074

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	9	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15	38	1,710	16,218	17,981
Other/non-agency	—	50	3	404	457
Total debt securities available for sale	30	88	1,713	16,631	18,462
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,031	4,031
Other/non-agency	—	—	—	1,105	1,105
Total debt securities held to maturity	—	—	—	5,136	5,136
Total fair value of debt securities	$30	$88	$1,713	$21,767	$23,598

The following table reports the amounts recognized in interest income from investment securities on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Taxable	$141	$155	$286	$314
Non-taxable	—	—	—	—
Total interest income from investment securities	$141	$155	$286	$314

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Realized gains and losses on securities are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gains on sale of debt securities	$4	$10	$13	$22
Losses on sale of debt securities	—	(1)	—	(5)
Debt securities gains, net	$4	$9	$13	$17
Equity securities gains	$—	$1	$—	$3
The amortized cost and fair value of securities pledged are shown below:

	June 30, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$705	$720	$805	$808
Pledged against FHLB borrowed funds	1,070	1,114	1,163	1,186
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	4,236	4,341	3,579	3,610

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
The effects of this offsetting on the Consolidated Balance Sheets are presented in the following table:

	June 30, 2016			December 31, 2015
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$—	$—	$—	$500	($500)	$—
Securities sold under agreements to repurchase	—	—	—	(500)	500	—

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 11 “Derivatives.”

There were $5 million in securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2016 and none in 2015. These securitizations included a substantive guarantee by a third party. In 2016, the guarantors were Fannie Mae and Ginnie Mae. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS AND LEASES
A summary of the loans and leases portfolio follows:

(in millions)	June 30, 2016	December 31, 2015
Commercial	$35,927	$33,264
Commercial real estate	9,825	8,971
Leases	3,805	3,979
Total commercial	49,557	46,214
Residential mortgages	13,855	13,318
Home equity loans	2,177	2,557
Home equity lines of credit	14,418	14,674
Home equity loans serviced by others (1)	860	986
Home equity lines of credit serviced by others (1)	273	389
Automobile	14,075	13,828
Student	5,516	4,359
Credit cards	1,613	1,634
Other retail	1,207	1,083
Total retail	53,994	52,828
Total loans and leases (2) (3)	$103,551	$99,042

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $850 million and $365 million as of June 30, 2016 and December 31, 2015, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above and amounted to $17.2 billion and $17.6 billion at June 30, 2016 and December 31, 2015, respectively.
During the three months ended June 30, 2016, the Company purchased $348 million of student loans, $200 million of automobile loans and $63 million of residential mortgages. During the three months ended June 30, 2015, the Company purchased $202 million of student loans, $416 million of automobile loans and $387 million of residential mortgages. During the six months ended June 30, 2016, the Company purchased $717 million of student loans, $334 million of automobile loans and $183 million of residential mortgages. During the six months ended June 30, 2015, the Company purchased $463 million of student loans, $809 million of automobile loans and $636 million of residential mortgages.
During the three months ended June 30, 2016, the Company sold $108 million of residential mortgage loans and $45 million of commercial loans. During the three months ended June 30, 2015, the Company sold $114 million of commercial loans. During the six months ended June 30, 2016, the Company sold $281 million of residential mortgage loans and $118 million of commercial loans. During the six months ended June 30, 2015, the Company sold $273 million of residential mortgage loans and $225 million of commercial loans.
Loans held for sale at fair value totaled $478 million and $325 million at June 30, 2016 and December 31, 2015, respectively, and consisted of residential mortgages originated for sale of $424 million and the commercial trading portfolio of $54 million as of June 30, 2016. As of December 31, 2015, residential mortgages originated for sale were $268 million and the commercial trading portfolio totaled $57 million.
Other loans held for sale, at lower of cost or market value, totaled $372 million and $40 million as of June 30, 2016 and December 31, 2015, respectively. Other loans held for sale, as of June 30, 2016, contained $322 million of TDRs, including $262 million of residential mortgages and $60 million of home equity loans. Other loans held for sale also included commercial loans associated with the Company’s syndications business of $50 million as of June 30, 2016 compared with $40 million as of December 31, 2015.
Loans pledged as collateral for FHLB borrowed funds totaled $23.2 billion at June 30, 2016 and December 31, 2015. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $16.6 billion and $15.9 billion at June 30, 2016 and December 31, 2015, respectively.

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
The following is a summary of changes in the allowance for credit losses:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$633	$591	$1,224	$596	$620	$1,216
Charge-offs	(7)	(106)	(113)	(20)	(219)	(239)
Recoveries	5	43	48	9	82	91
Net charge-offs	(2)	(63)	(65)	(11)	(137)	(148)
Provision charged to income	45	42	87	91	87	178
Allowance for loan and lease losses, end of period	676	570	1,246	676	570	1,246
Reserve for unfunded lending commitments, beginning of period	58	—	58	58	—	58
Credit for unfunded lending commitments	3	—	3	3	—	3
Reserve for unfunded lending commitments as of period end	61	—	61	61	—	61
Total allowance for credit losses as of period end	$737	$570	$1,307	$737	$570	$1,307

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$578	$624	$1,202	$544	$651	$1,195
Charge-offs	(15)	(106)	(121)	(21)	(215)	(236)
Recoveries	8	35	43	36	68	104
Net recoveries (charge-offs)	(7)	(71)	(78)	15	(147)	(132)
Sales/Other	—	—	—	—	(2)	(2)
Provision charged to income	(6)	83	77	6	134	140
Allowance for loan and lease losses, end of period	565	636	1,201	565	636	1,201
Reserve for unfunded lending commitments, beginning of period	56	—	56	61	—	61
Provision for unfunded lending commitments	—	—	—	(5)	—	(5)
Reserve for unfunded lending commitments as of period end	56	—	56	56	—	56
Total allowance for credit losses as of period end	$621	$636	$1,257	$621	$636	$1,257

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in loans and leases based on the Company’s evaluation methodology is as follows:

	June 30, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$408	$802	$1,210	$218	$1,165	$1,383
Formula-based evaluation	49,149	53,192	102,341	45,996	51,663	97,659
Total	$49,557	$53,994	$103,551	$46,214	$52,828	$99,042

The following is a summary of the allowance for credit losses by evaluation method:

	June 30, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$52	$79	$131	$36	$101	$137
Formula-based evaluation	685	491	1,176	618	519	1,137
Allowance for credit losses	$737	$570	$1,307	$654	$620	$1,274

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
The recorded investment in classes of commercial loans and leases based on regulatory classification ratings is as follows:

	June 30, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$33,931	$855	$1,015	$126	$35,927
Commercial real estate	9,281	318	156	70	9,825
Leases	3,603	80	122	—	3,805
Total	$46,815	$1,253	$1,293	$196	$49,557

	December 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,276	$911	$1,002	$75	$33,264
Commercial real estate	8,450	272	171	78	8,971
Leases	3,880	55	44	—	3,979
Total	$43,606	$1,238	$1,217	$153	$46,214

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is as follows:

	June 30, 2016
(in millions)	Current	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Residential mortgages	$13,571	$89	$40	$10	$145	$13,855
Home equity loans	1,937	133	20	8	79	2,177
Home equity lines of credit	13,755	388	44	24	207	14,418
Home equity loans serviced by others (1)	781	48	10	4	17	860
Home equity lines of credit serviced by others (1)	184	37	12	5	35	273
Automobile	12,959	926	122	31	37	14,075
Student	5,340	105	18	11	42	5,516
Credit cards	1,539	42	10	8	14	1,613
Other retail	1,149	44	6	4	4	1,207
Total	$51,215	$1,812	$282	$105	$580	$53,994
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial	$277	$71	$—	$1
Commercial real estate	70	77	4	—
Leases	—	—	—	—
Total commercial	347	148	4	1
Residential mortgages (2) (3) (4)	174	331	15	—
Home equity loans (2)	104	135	—	—
Home equity lines of credit	251	272	—	—
Home equity loans serviced by others (5)	33	38	—	—
Home equity lines of credit serviced by others (5)	38	32	—	—
Automobile	43	42	—	—
Student	37	41	6	6
Credit card	14	16	—	—
Other retail	3	5	1	2
Total retail	697	912	22	8
Total	$1,044	$1,060	$26	$9
(1) Effective March 31, 2016, the Company began excluding loans 90 days or more past due and still accruing from nonperforming loans and leases. Nonperforming loans and leases as of December 31, 2015 included loans and leases on nonaccrual of $1.051 billion and loans and leases accruing and 90 days or more past due of $9 million.
(2) Nonperforming balances at June 30, 2016 excluded $71 million of troubled debt restructured loans held for sale, including $54 million of residential mortgages and $17 million of home equity loans.
(3) Effective March 31, 2016, the Company began excluding first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration from nonperforming balances. As of June 30, 2016, $15 million of these loans were accruing and 90 days or more past due.
(4) Effective March 31, 2016, the Company began excluding guaranteed residential mortgage loans sold to GNMA for which the Company had the right, but not the obligation, to repurchase from nonperforming balances. As of June 30, 2016 these loans totaled $34 million. These loans are consolidated on the Company’s Consolidated Balance Sheets.
(5) The Company's SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

A summary of other nonperforming assets is as follows:

(in millions)	June 30, 2016	December 31, 2015
Other nonperforming assets, net of valuation allowance:
Commercial	$1	$1
Retail	47	45
Other nonperforming assets, net of valuation allowance	$48	$46

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of key performance indicators is as follows:

	June 30, 2016	December 31, 2015
Nonperforming commercial loans and leases as a percentage of total loans and leases (1)	0.34%	0.15%
Nonperforming retail loans as a percentage of total loans and leases (1)	0.67	0.92
Total nonperforming loans and leases as a percentage of total loans and leases (1)	1.01%	1.07%

Nonperforming commercial assets as a percentage of total assets (1)	0.24%	0.11%
Nonperforming retail assets as a percentage of total assets (1)	0.51	0.69
Total nonperforming assets as a percentage of total assets (1)	0.75%	0.80%
(1) December 31, 2015 ratios included loans accruing and 90 days or more past due of $1 million and $8 million for commercial and retail, respectively.
The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $211 million and $257 million as of June 30, 2016 and December 31, 2015, respectively.
The following is an analysis of the age of the past due amounts (accruing and nonaccruing):

	June 30, 2016				December 31, 2015
(in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial	$8	$23	$277	$308	$9	$4	$71	$84
Commercial real estate	2	5	74	81	30	3	77	110
Leases	1	—	—	1	9	1	—	10
Total commercial	11	28	351	390	48	8	148	204
Residential mortgages	40	10	145	195	54	16	246	316
Home equity loans	20	8	79	107	32	12	104	148
Home equity lines of credit	44	24	207	275	60	20	205	285
Home equity loans serviced by others (1)	10	4	17	31	14	6	20	40
Home equity lines of credit serviced by others (1)	12	5	35	52	10	6	29	45
Automobile	122	31	37	190	127	32	35	194
Student	18	11	42	71	19	11	41	71
Credit cards	10	8	14	32	11	9	16	36
Other retail	6	4	4	14	8	4	5	17
Total retail	282	105	580	967	335	116	701	1,152
Total	$293	$133	$931	$1,357	$383	$124	$849	$1,356
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired loans include: (1) nonaccruing larger balance commercial loans (greater than $3 million carrying value); and (2) commercial and retail TDRs (excluding loans held for sale). The following is a summary of impaired loan information by class:

	June 30, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$216	$46	$139	$391	$355
Commercial real estate	42	6	11	56	53
Total commercial	258	52	150	447	408
Residential mortgages	34	4	130	214	164
Home equity loans	51	5	107	198	158
Home equity lines of credit	26	3	160	223	186
Home equity loans serviced by others (1)	45	7	21	79	66
Home equity lines of credit serviced by others (1)	3	—	7	14	10
Automobile	4	—	14	23	18
Student	161	46	1	162	162
Credit cards	26	11	—	27	26
Other retail	10	3	2	14	12
Total retail	360	79	442	954	802
Total	$618	$131	$592	$1,401	$1,210
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional information on impaired loans is as follows:

	Three Months Ended June 30,
	2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$324	$1	$129
Commercial real estate	—	58	—	51
Total commercial	2	382	1	180
Residential mortgages	1	160	4	436
Home equity loans	1	158	3	272
Home equity lines of credit	2	184	1	151
Home equity loans serviced by others (1)	1	66	1	84
Home equity lines of credit serviced by others (1)	—	10	—	10
Automobile	—	15	—	12
Student	2	161	2	164
Credit cards	1	26	—	30
Other retail	—	13	—	18
Total retail	8	793	11	1,177
Total	$10	$1,175	$12	$1,357

(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

	Six Months Ended June 30,
	2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$3	$248	$1	$133
Commercial real estate	—	61	1	54
Total commercial	3	309	2	187
Residential mortgages	2	156	8	433
Home equity loans	3	154	5	266
Home equity lines of credit	3	182	2	150
Home equity loans serviced by others (1)	2	67	2	84
Home equity lines of credit serviced by others (1)	—	9	—	10
Automobile	—	14	—	11
Student	4	160	4	162
Credit cards	1	26	1	29
Other retail	—	13	—	18
Total retail	15	781	22	1,163
Total	$18	$1,090	$24	$1,350
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
Commercial TDRs were $126 million on June 30, 2016 and and $155 million on December 31, 2015. Retail TDRs totaled $802 million on June 30, 2016 and $1.2 billion on December 31, 2015. Other loans held for sale, as of June 30, 2016, contained $322 million of TDRs, including $262 million of residential mortgages and $60 million of home equity loans. Commitments to lend additional funds to debtors owing receivables which were TDRs were $30 million and $15 million on June 30, 2016 and December 31, 2015, respectively.
The following table summarizes how loans were modified during the three months ended June 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to June 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$—	$—	28	$4	$4
Commercial real estate	—	—	—	—	—	—
Total commercial	3	—	—	28	4	4
Residential mortgages	3	1	1	10	2	2
Home equity loans	15	1	1	21	2	2
Home equity lines of credit	6	—	—	8	1	1
Home equity loans serviced by others (3)	3	—	—	—	—	—
Home equity lines of credit serviced by others (3)	2	—	—	3	1	1
Automobile	30	—	—	3	—	—
Student	—	—	—	—	—	—
Credit cards	552	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail	612	5	5	45	6	6
Total	615	$5	$5	73	$10	$10

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$20	$21	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	4	20	21	—	—
Residential mortgages	67	7	7	—	—
Home equity loans	94	5	5	(1)	—
Home equity lines of credit	92	6	6	—	—
Home equity loans serviced by others (3)	16	—	—	—	—
Home equity lines of credit serviced by others (3)	5	1	—	—	—
Automobile	348	7	6	—	1
Student	111	2	2	1	—
Credit cards	—	—	—	1	—
Other retail	5	—	—	—	—
Total retail	738	28	26	1	1
Total	742	$48	$47	$1	$1

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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	36	$2	$2
Commercial real estate	—	—	—	—	—	—
Total commercial	7	1	1	36	2	2
Residential mortgages	20	3	3	9	2	2
Home equity loans	26	1	1	49	11	11
Home equity lines of credit	—	—	—	—	—	—
Home equity loans serviced by others (3)	5	—	—	—	—	—
Automobile	18	1	1	1	—	—
Credit cards	630	3	3	—	—	—
Total retail	699	8	8	59	13	13
Total	706	$9	$9	95	$15	$15

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	3	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial	3	—	—	—	—
Residential mortgages	42	4	4	—	—
Home equity loans	97	7	7	—	—
Home equity lines of credit	78	5	5	—	1
Home equity loans serviced by others (3)	25	1	1	—	—
Home equity lines of credit serviced by others (3)	15	1	1	—	—
Automobile	172	3	2	—	—
Student	369	7	7	1	—
Credit cards	—	—	—	1	—
Other retail	4	—	—	—	—
Total retail	802	28	27	2	1
Total	805	$28	$27	$2	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes how loans were modified during the six months ended June 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to June 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	8	$1	$1	54	$8	$8
Commercial real estate	—	—	—	—	—	—
Total commercial	8	1	1	54	8	8
Residential mortgages	25	4	4	16	3	3
Home equity loans	29	2	2	37	4	4
Home equity lines of credit	13	1	1	27	3	3
Home equity loans serviced by others (3)	6	—	—	—	—	—
Home equity lines of credit serviced by others (3)	2	—	—	4	1	1
Automobile	51	1	1	8	—	—
Student	—	—	—	—	—	—
Credit cards	1,081	6	6	—	—	—
Other retail	1	—	—	—	—	—
Total retail	1,208	14	14	92	11	11
Total	1,216	$15	$15	146	$19	$19

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	9	$41	$41	($1)	$—
Commercial real estate	—	—	—	—	—
Total commercial	9	41	41	(1)	—
Residential mortgages	131	15	15	—	—
Home equity loans	181	11	11	(1)	—
Home equity lines of credit	124	8	8	—	—
Home equity loans serviced by others (3)	34	1	1	—	—
Home equity lines of credit serviced by others (3)	13	1	—	—	—
Automobile	539	10	9	—	1
Student	297	6	6	2	—
Credit cards	—	—	—	1	—
Other retail	8	—	—	—	—
Total retail	1,327	52	50	2	1
Total	1,336	$93	$91	$1	$1
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	14	$3	$3	64	$12	$12
Commercial real estate	1	—	—	—	—	—
Total commercial	15	3	3	64	12	12
Residential mortgages	53	9	9	19	4	4
Home equity loans	47	2	2	86	16	16
Home equity lines of credit	—	—	—	3	—	—
Home equity loans serviced by others (3)	22	1	1	—	—	—
Home equity lines of credit serviced by others (3)	—	—	—	—	—	—
Automobile	38	1	1	2	—	—
Student	—	—	—	—	—	—
Credit cards	1,234	7	7	—	—	—
Other retail	—	—	—	—	—	—
Total retail	1,394	20	20	110	20	20
Total	1,409	$23	$23	174	$32	$32

	Primary Modification Types
	Other (4)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$2	$2	($1)	$—
Commercial real estate	1	4	4	—	—
Total commercial	5	6	6	(1)	—
Residential mortgages	106	10	10	(1)	—
Home equity loans	294	17	17	—	—
Home equity lines of credit	213	14	12	—	2
Home equity loans serviced by others (3)	71	3	3	—	1
Home equity lines of credit serviced by others (3)	22	1	1	—	—
Automobile	469	8	6	—	1
Student	750	14	14	3	—
Credit cards	—	—	—	1	—
Other retail	15	—	—	—	—
Total retail	1,940	67	63	3	4
Total	1,945	$73	$69	$2	$4
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted during the three months ended June 30, 2016 and 2015 within 12 months of their modification date. For purposes of this table, a payment default is defined as being past due 90 days or more under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2016 and 2015. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended June 30,
	2016		2015
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	8	$3	8	$1
Commercial real estate	1	—	—	—
Total commercial	9	3	8	1
Residential mortgages	35	4	34	5
Home equity loans	32	2	32	2
Home equity lines of credit	20	1	32	1
Home equity loans serviced by others (1)	11	—	7	—
Home equity lines of credit serviced by others (1)	6	—	6	—
Automobile	22	1	19	—
Student	18	1	44	1
Credit cards	85	—	100	1
Other retail	—	—	1	—
Total retail	229	9	275	10
Total	238	$12	283	$11
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.
The table below summarizes TDRs that defaulted during the six months ended June 30, 2016 and 2015 within 12 months of their modification date.

	Six Months Ended June 30,
	2016		2015
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	11	$3	14	$1
Commercial real estate	1	—	—	—
Total commercial	12	3	14	1
Residential mortgages	89	12	83	11
Home equity loans	50	3	83	6
Home equity lines of credit	45	4	72	3
Home equity loans serviced by others (1)	21	1	23	1
Home equity lines of credit serviced by others (1)	11	—	7	—
Automobile	37	1	42	1
Student	31	1	109	2
Credit cards	206	1	202	1
Other retail	—	—	3	—
Total retail	490	23	624	25
Total	502	$26	638	$26
(1) The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. The Company now services a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2016 and December 31, 2015, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table presents balances of loans with these characteristics:

	June 30, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$595	$782	$621	$—	$—	$1,998
Interest only/negative amortization	1,369	—	—	—	1	1,370
Low introductory rate	—	—	—	94	—	94
Multiple characteristics and other	4	—	—	—	—	4
Total	$1,968	$782	$621	$94	$1	$3,466

	December 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$649	$1,038	$785	$—	$—	$2,472
Interest only/negative amortization	1,110	—	—	—	—	1,110
Low introductory rate	—	3	—	96	—	99
Multiple characteristics and other	14	—	—	—	—	14
Total	$1,773	$1,041	$785	$96	$—	$3,695
NOTE 5 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. These investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. A summary of these investments is as follows:

(in millions)	June 30, 2016	December 31, 2015
LIHTC investment included in other assets	$660	$598
LIHTC unfunded commitments included in other liabilities	365	365
Renewable energy investments included in other assets	117	118

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
    For the three months ended June 30, 2016, the Company recognized $16 million of amortization expense, $14 million of tax credits and $7 million of other tax benefits associated with these investments in the provision for income taxes. For the six months ended June 30, 2016, the Company recognized $31 million of amortization expense, $29 million of tax credits and $13 million of other tax benefits associated with these investments in the provision for income taxes. For the three months ended June 30, 2015, the Company recognized $12 million of amortization expense, $12 million of tax credits and $5 million of other tax benefits associated with these investments in the provision for income taxes. For the six months ended June 30, 2015, the Company recognized $24 million of amortization expense, $23 million of tax credits and $9 million of other tax benefits associated with these investments in the provision for income taxes. No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2016 and 2015, respectively
Renewable Energy Entities
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
The Company received proceeds from the sale of residential mortgages held for sale of $543 million and $649 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 billion and $1.1 billion for the six months ended June 30, 2016 and 2015, respectively.
The Company recognized gains on sales of residential mortgages held for sale of $16 million and $11 million for the three months ended June 30, 2016 and 2015, respectively, and $30 million and $32 million for the six months ended June 30, 2016 and 2015, respectively.
Pursuant to the standard representations and warranties obligations discussed above the Company repurchased residential mortgages totaling $2 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and $4 million and $7 million for the six months ended June 30, 2016 and 2015, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $13 million and $14 million for the three months ended June 30, 2016 and 2015, respectively, and $26 million and $28 million for the six months ended June 30, 2016 and 2015, respectively.
The Company recorded valuation recoveries of $1 million and $6 million for its MSRs for the three months ended June 30, 2016 and 2015, respectively, and valuation charge-offs of $4 million and recoveries of $7 million for its MSRs for the six months ended June 30, 2016 and 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes related to MSRs were as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
MSRs:
Balance as of beginning of period	$169	$180	$173	$184
Amount capitalized	5	7	10	13
Amortization	(8)	(10)	(17)	(20)
Carrying amount before valuation allowance	166	177	166	177
Valuation allowance for servicing assets:
Balance as of beginning of period	14	17	9	18
Valuation charge-offs (recoveries)	(1)	(6)	4	(7)
Balance at end of period	13	11	13	11
Net carrying value of MSRs	$153	$166	$153	$166

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

(dollars in millions)	June 30, 2016	December 31, 2015
Fair value	$165	$178
Weighted average life (in years)	4.9	5.4
Weighted average constant prepayment rate	13.5%	11.6%
Weighted average discount rate	9.7%	9.7%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average life (in years)	5.9	6.3	6.0	5.4
Weighted average constant prepayment rate	11.3%	9.8%	11.1%	11.1%
Weighted average discount rate	9.7%	9.7%	9.7%	9.6%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The sensitivity analysis below as of June 30, 2016 and December 31, 2015 presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	June 30, 2016	December 31, 2015
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$6	$5
Decline in fair value from a 100 basis point decrease in interest rates	$17	$11
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$5	$6

NOTE 7 - BORROWED FUNDS
The following is a summary of the Company’s short-term borrowed funds:

(in millions)	June 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$717	$802
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,770	2,630
Total short-term borrowed funds	$3,487	$3,432

Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Six Months Ended June 30, 2016	As of and for the Year Ended December 31, 2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.00%	0.15%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.65	0.44
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,274	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	4,764	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$927	$3,364
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,421	5,865
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.07%	0.22%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.60	0.28
Note: Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements, but excludes certain hedging costs and broker fees.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the Company’s long-term borrowed funds:

(in millions)	June 30, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023 (2)	333	333
3.750% fixed rate subordinated debt, due 2024 (2) (3)	250	250
4.023% fixed rate subordinated debt, due 2024 (2) (4)	218	331
4.082% fixed rate subordinated debt, due 2025 (2) (5)	355	331
4.350% fixed rate subordinated debt, due 2025 (6)	249	250
4.300% fixed rate subordinated debt, due 2025 (7)	749	750
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (8) (9)	753	749
2.300% senior unsecured notes, due 2018 (8) (10)	756	747
2.450% senior unsecured notes, due 2019 (8) (11)	767	752
2.500% senior unsecured notes, due 2019 (8)(12)	753	—
2.550% senior unsecured notes, due 2021(8)(13)	1,004	—
Federal Home Loan advances due through 2033	5,264	5,018
Other	12	25
Total long-term borrowed funds	$11,810	$9,886

(1) These balances are comprised of: principal balances of $350 million at June 30, 2016 and December 31, 2015, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at June 30, 2016.
(2) Borrowed funds with RBS as of December 31, 2015. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(3) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(4) These balances are comprised of: principal balance of $208 million and $333 million at June 30, 2016 and December 31, 2015, respectively, as well as the impact from interest rate swaps of $10 million and ($2) million at June 30, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information. In addition, on March 7, 2016, the Company repurchased $125 million of these securities from RBS. See Note 13 “Related Party Transactions and Significant Transactions with RBS” for further information.
(5) These balances are comprised of: principal balance of $334 million at June 30, 2016 and December 31, 2015; impact from interest rate swaps of $21 million and ($3) million at June 30, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information.
(6) These balances are comprised of: principal balances of $250 million at June 30, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2016.
(7) These balances are comprised of: principal balances of $750 million at June 30, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2016.
(8) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(9) These balances are comprised of: principal balances of $750 million at June 30, 2016 and December 31, 2015; impact from interest rate swaps of $4 million and ($1) million at June 30, 2016 and December 31, 2015, respectively; and ($1) million of unamortized deferred issuance costs and discount at June 30, 2016. See Note 11 “Derivatives” for further information.
(10) These balances are comprised of: principal balances of $750 million at June 30, 2016 and December 31, 2015; impact from interest rate swaps of $8 million and ($3) million at June 30, 2016 and December 31, 2015, respectively; and ($2) million of unamortized deferred issuance costs and discount at June 30, 2016. See Note 11 “Derivatives” for further information.
(11) These balances are comprised of: principal balances of $750 million at June 30, 2016 and December 31, 2015; impact from interest rate swaps of $20 million and $2 million at June 30, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at June 30, 2016. See Note 11 “Derivatives” for further information.
(12) The balance is comprised of: principal balance of $750 million at June 30, 2016; impact from interest rate swaps of $5 million and ($2) million of unamortized deferred issuance costs and discount at June 30, 2016. See Note 11 “Derivatives” for further information.
(13) The balance is comprised of: principal balance of $1.0 billion at June 30, 2016; impact from interest rate swaps of $9 million and ($5) million of unamortized deferred issuance costs and discount at June 30, 2016. See Note 11 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $12.0 billion and $11.3 billion at June 30, 2016 and December 31, 2015, respectively. The Company’s available FHLB borrowing capacity was $3.5 billion and $4.1 billion at June 30, 2016 and December 31, 2015, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, was pledged to provide borrowing capacity at the FRB. At June 30, 2016, the Company’s unused secured borrowing capacity was approximately $32.2 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of maturities for the Company’s long-term borrowed funds at June 30, 2016:

Year (in millions)	CFG Parent Company	Banking Subsidiaries	Consolidated
2017 or on demand	$—	$6,004	$6,004
2018	—	761	761
2019	—	1,521	1,521
2020	—	2	2
2021	—	1,009	1,009
2022 and thereafter	2,501	12	2,513
Total	$2,501	$9,309	$11,810

NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of June 30, 2016 and December 31, 2015, respectively. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No treasury stock activity was recorded during the six months ended June 30, 2016. During the year ended December 31, 2015, the Company recorded an additional 876,087 shares of treasury stock associated with share-based compensation plan activity for a total cost of $22 million at a weighted-average price per share of $25.50.
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
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Six Months Ended June 30,
	Qualified Plan		Non-Qualified Plan		Total
(in millions)	2016	2015	2016	2015	2016	2015
Service cost	$2	$2	$—	$—	$2	$2
Interest cost	22	22	2	2	24	24
Expected return on plan assets	(34)	(37)	—	—	(34)	(37)
Amortization of actuarial loss	7	6	1	1	8	7
Net periodic pension (income) cost	($3)	($7)	$3	$3	$—	($4)

NOTE 10 - INCOME TAXES
Income Tax Provision
The provision for income taxes was $118 million and $92 million for the three months ended June 30, 2016 and 2015, respectively, resulting in effective tax rates of 32.6% and 32.7%, respectively. The provision for income taxes was $227 million and $198 million for the six months ended June 30, 2016 and 2015, respectively, resulting in effective tax rates of 32.7% and 33.2%, respectively. For the six months ended June 30, 2016 and 2015, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits of tax credits and tax-exempt income.
Deferred Tax Liability
At June 30, 2016, the Company reported a net deferred tax liability of $961 million, compared to a $730 million liability as of December 31, 2015. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table identifies derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	June 30, 2016			December 31, 2015
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$15,500	$425	$255	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	39,606	810	723	33,719	540	455
Foreign exchange contracts	9,490	193	185	8,366	163	156
Other contracts	1,491	15	14	981	8	5
Total derivatives not designated as hedging instruments		1,018	922		711	616
Gross derivative fair values		1,443	1,177		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(130)	(130)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(37)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,312	$1,010		$625	$485

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
The Company enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into pay-floating/receive-fixed interest rate swaps, the Company was able to minimize the variability in the cash flows of these assets due to changes in interest rates. The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposit liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed-rate liability for the term of the interest rate swap agreement. The Company has also entered into a forward-starting interest rate swap to minimize the exposure to variability in the interest cash flows on a forecasted fixed rate debt issuance.
The Company also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on its medium term borrowings.
Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Swap agreements and interest rate option agreements are transacted to effectively minimize the Company’s market risk associated with the customer derivative products. The customer derivatives portfolio also includes foreign exchange contracts that are entered into on behalf of customers for the purpose of hedging exposure related to cash orders and loans and deposits denominated in foreign currency. The primary risks associated with these transactions arise from exposure to changes in foreign currency exchange rates and the ability of the counterparties to meet the terms of the contract. To manage this market risk, the Company simultaneously enters into offsetting foreign exchange contracts.

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
The Company has certain derivative transactions that are designated as hedging instruments described as follows:
Derivatives designated as hedging instruments
The Company’s institutional hedging portfolio qualifies for hedge accounting. This includes interest rate swaps that are designated in highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be effective as a hedge, and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair value hedges
The Company entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The changes in fair value of the fair value hedges, to the extent that the hedging relationship is effective, are recorded through earnings and offset against changes in the fair value of the hedged item.
The following tables summarize certain information related to the Company’s fair value hedges:

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$32	($31)	$1	($3)	$3	$—

	The Effect of Fair Value Hedges on Net Income
	Amounts Recognized in Other Income for the
	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$84	($83)	$1	$6	($6)	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, financing liabilities (including its borrowed funds), and a forecasted debt issuance. All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $4 million of net gain (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest income in the Consolidated Statements of Operations.
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
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Effective portion of gain (loss) recognized in OCI (1)	$21	($8)	$75	$96
Amounts reclassified from OCI to interest income (2)	21	17	43	35
Amounts reclassified from OCI to interest expense (2)	(8)	(14)	(16)	(29)
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
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Customer derivative contracts
Customer interest rate contracts (1)	($2)	($9)	$95	$64
Customer foreign exchange contracts (1)	(23)	18	28	(17)
Residential loan commitments (2)	3	(7)	7	(7)
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	15	17	(76)	(51)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	23	(19)	(27)	16
Forward sale contracts (2)	(5)	3	(10)	2
Total	$11	$3	$17	$7
(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and letter of credit fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
The following is a summary of outstanding off-balance sheet arrangements:

(in millions)	June 30, 2016	December 31, 2015
Commitment amount:
Undrawn commitments to extend credit	$58,622	$56,524
Financial standby letters of credit	1,946	2,010
Performance letters of credit	37	42
Commercial letters of credit	70	87
Marketing rights	46	47
Risk participation agreements	64	26
Residential mortgage loans sold with recourse	9	10
Total	$60,794	$58,746
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at June 30, 2016 and December 31, 2015.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $1 million for the six months ended June 30, 2016 and $3 million for the year ended December 31, 2015, and is obligated to pay $46 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of June 30, 2016 and December 31,

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2015 is $64 million and $26 million, respectively. The current amount of credit exposure is spread out over 89 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.
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
The Company’s agreement to purchase automobile loans, originally entered into in May 2014, was most recently amended on February 18, 2016. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. The Company may cancel the agreement at will with payment of a variable termination fee. There is no termination fee after May 2017.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balance of unsettled commercial loan trade purchases and sales were $111 million and $108 million, respectively, at June 30, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 14 “Fair Value Measurements” for further information.
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
The following is a summary of borrowed funds originally issued to RBS:

	Interest Rate		Maturity Date	June 30, 2016	December 31, 2015
(dollars in millions)
Subordinated debt	5.158%		June 2023	$333	$333
	3.750%	(1)	July 2024	250	250
	4.023%	(2) (3)	October 2024	208	333
	4.082%	(3)	January 2025	334	334
(1) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(2) On March 7, 2016, the Company repurchased $125 million of these securities from RBS.
(3) On July 28, 2016, the Company repurchased $500 million of its subordinated notes held by RBS, including $166 million of its 4.023% subordinated notes due 2024 and $334 million of its 4.082% subordinated notes due 2025. Refer to Note 21 “Subsequent Events” for further information.
The following table presents total interest expense recorded on the subordinated debt presented above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Interest expense on subordinated debt	$10	$20	$21	$40

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 7, 2016, the Company repurchased $125 million of its subordinated notes held by RBS. On December 3, 2015, the Company repurchased $750 million of outstanding subordinated debt instruments held by RBS. The $3 million difference between the reacquisition price and the net carrying amount of the repurchased debt was recognized as a gain on extinguishment of the debt and is presented in other income in the Consolidated Statement of Operations. On July 28, 2016, the Company repurchased $500 million of the subordinated notes held by RBS pursuant to an agreement entered into in November 2015. Refer to Note 21 “Subsequent Events” for further information.
The Company paid no dividends to RBS for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company paid $21 million and $60 million in regular common stock dividends to RBS, respectively.
Additionally, during 2015 the Company engaged in repurchases of its common stock directly from RBS. Refer to Note 8 “Stockholders’ Equity” for further information.
The Company, as a matter of policy and during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Extensions of credit amounted to $141 million and $136 million at June 30, 2016 and December 31, 2015, respectively.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized mortgage banking income (expense) of $6 million and ($3) million for the three months ended June 30, 2016 and 2015, respectively. The Company recognized mortgage banking income (expense) of $12 million and ($2) million for the six months ended June 30, 2016 and 2015, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of June 30, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 12 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $2 million income in other noninterest income related to its commercial trading portfolio for the three months ended June 30, 2016 and $1 million for the three months ended June 30, 2015. The Company recognized $2 million income in other noninterest income related to its commercial trading portfolio for the six months ended June 30, 2016 and $3 million for the six months ended June 30, 2015.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance loans held for sale measured at fair value:

	June 30, 2016			December 31, 2015
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$424	$408	$16	$268	$263	$5
Commercial and commercial real estate loans held for sale, at fair value	54	54	—	57	57	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$18,438	$—	$18,438	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury and other	15	15	—	—
Total securities available for sale	18,479	15	18,464	—
Loans held for sale, at fair value:
Residential loans held for sale	424	—	424	—
Commercial loans held for sale	54	—	54	—
Total loans held for sale, at fair value	478	—	478	—
Derivative assets:
Interest rate swaps	1,235	—	1,235	—
Foreign exchange contracts	193	—	193	—
Other contracts	15	—	15	—
Total derivative assets	1,443	—	1,443	—
Other investment securities, at fair value:
Money market mutual fund	68	68	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	73	68	5	—
Total assets	$20,473	$83	$20,390	$—
Derivative liabilities:
Interest rate swaps	$978	$—	$978	$—
Foreign exchange contracts	185	—	185	—
Other contracts	14	—	14	—
Total derivative liabilities	1,177	—	1,177	—
Total liabilities	$1,177	$—	$1,177	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,842	$—	$17,842	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	16	15	1	—
Total securities available for sale	17,884	15	17,869	—
Loans held for sale, at fair value:
Residential loans held for sale	268	—	268	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale, at fair value	325	—	325	—
Derivative assets:
Interest rate swaps	636	—	636	—
Foreign exchange contracts	163	—	163	—
Other contracts	8	—	8	—
Total derivative assets	807	—	807	—
Other investment securities, at fair value:
Money market mutual fund	65	65	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	70	65	5	—
Total assets	$19,086	$80	$19,006	$—
Derivative liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign exchange contracts	156	—	156	—
Other contracts	5	—	5	—
Total derivative liabilities	666	—	666	—
Total liabilities	$666	$—	$666	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Beginning of period balance	$—	$1	$—	$5
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1
Sales	—	—	—	—
Settlements	—	—	—	—
Net (losses) gains	—	—	—	—
Transfers from Level 3 to Level 2	—	—	—	(5)
Balance as of June 30	$—	$1	$—	$1
Net unrealized gain (loss) included in net income for the year relating to assets held at period end	$—	$—	$—	$1

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. At June 30, 2016, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 4.9 years (range of 2.5 - 5.3 years), weighted-average constant prepayment rate of 13.5% (range of 13.2% - 24.3%) and weighted-average discount rate of 9.7% (range of 9.1% - 12.1%). At December 31, 2015, the fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life of 5.4 years (range of 2.8 - 6.2 years), weighted-average constant prepayment rate of 11.6% (range of 10.7% - 22.2%) and weighted-average discount rate of 9.7% (range of 9.1% - 12.1%). Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 6 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Impaired collateral-dependent loans	($6)	($10)	($11)	($13)
MSRs	1	6	(4)	7
Foreclosed assets	(1)	(1)	(2)	(2)

The following table present assets and liabilities measured at fair value on a nonrecurring basis:

	June 30, 2016				December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$55	$—	$55	$—	$60	$—	$60	$—
MSRs	165	—	—	165	178	—	—	178
Foreclosed assets	46	—	46	—	42	—	42	—

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
Other loans held for sale
Balances are loans that were transferred to loans held for sale that are reported at the lower of cost or fair value.
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
The following table is a summary of fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts in the following table are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$4,973	$5,136	$—	$—	$4,973	$5,136	$—	$—
Other investment securities, at cost	873	873	—	—	873	873	—	—
Other loans held for sale	372	372	—	—	—	—	372	372
Loans and leases	103,551	104,381	—	—	55	55	103,496	104,326
Financial Liabilities:
Deposits	106,257	106,260	—	—	106,257	106,260	—	—
Federal funds purchased and securities sold under agreements to repurchase	717	717	—	—	717	717	—	—
Other short-term borrowed funds	2,770	2,770	—	—	2,770	2,770	—	—
Long-term borrowed funds	11,810	11,968	—	—	11,810	11,968	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,258	$5,297	$—	$—	$5,258	$5,297	$—	$—
Other investment securities, at cost	863	863	—	—	863	863	—	—
Other loans held for sale	40	40	—	—	—	—	40	40
Loans and leases	99,042	99,026	—	—	60	60	98,982	98,966
Financial Liabilities:
Deposits	102,539	102,528	—	—	102,539	102,528	—	—
Federal funds purchased and securities sold under agreements to repurchase	802	802	—	—	802	802	—	—
Other short-term borrowed funds	2,630	2,630	—	—	2,630	2,630	—	—
Long-term borrowed funds	9,886	9,837	—	—	9,886	9,837	—	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s capital and capital ratios under Basel III Transitional rules as of June 30, 2016 and December 31, 2015. Certain Basel III requirements are subject to phase-in through 2019, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company will not be required to change its methodology for recognizing in regulatory capital only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity that are included in AOCI.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Common equity tier 1 capital (1) (5)	$13,768	11.5%	$6,124	5.125%	$7,767	6.5%
Tier 1 capital (2) (5)	14,015	11.7	7,916	6.625	9,559	8.0
Total capital (3)(5)	17,823	14.9	10,306	8.625	11,949	10.0
Tier 1 leverage (4)	14,015	10.3	5,452	4.000	6,815	5.0
As of December 31, 2015
Common equity tier 1 capital (1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital (2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital (3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage (4)	13,636	10.5	5,218	4.0	6,523	5.0
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
Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. In the three and six months ended June 30, 2016, the Company paid total common dividends of approximately $64 million and $117 million, respectively.
In April 2016, the Company submitted its 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to the Company’s 2016 Capital Plan or to its proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. The Company’s 2016 Capital Plan includes proposed quarterly common dividends of $0.12 per share through the end of 2016, a potential 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017.
All proposed distributions are subject to consideration and approval by CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including CFG’s capital position, financial performance and market conditions. All of these actions were part of the Company’s 2016 Capital Plan to which the Federal Reserve indicated no objection.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.
NOTE 16 - EXIT COSTS AND RESTRUCTURING RESERVES
The Company incurred no restructuring costs for the three and six months ended June 30, 2016. For the three months ended June 30, 2015, the Company incurred $25 million of restructuring costs, consisting of $15 million of facilities costs in occupancy, $5 million in outside services, and $5 million in salaries and employee benefits, relating to restructuring initiatives designed to enhance operating efficiencies and reduce expense growth. For the six months ended June 30, 2015, the Company incurred $26 million of restructuring costs, consisting of $17 million of facilities costs in occupancy, $6 million in outside services, and $3 million in salaries and employee benefits, substantially completing the restructuring initiatives designed to enhance operating efficiencies and reduce expense growth.
For segment reporting, all of these restructuring costs are reported within Other. See Note 18 “Business Segments” for further information.
The following tables include the activity in the exit costs and restructuring reserves:

	As of and for the Three Months Ended June 30,
	2016				2015
(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Beginning of period balance	$10	$14	$—	$24	$18	$17	$—	$35
Additions	—	—	—	—	5	15	5	25
Reversals	—	—	—	—	—	—	—	—
Utilization	(2)	(2)	—	(4)	(2)	(5)	(1)	(8)
Balance as of June 30,	$8	$12	$—	$20	$21	$27	$4	$52

	As of and for the Six Months Ended June 30,
	2016				2015
(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Beginning of period balance	$12	$16	$5	$33	$23	$18	$3	$44
Additions	—	—	—	—	5	17	6	28
Reversals	—	—	—	—	(2)	—	—	(2)
Utilization	(4)	(4)	(5)	(13)	(5)	(8)	(5)	(18)
Balance as of June 30,	$8	$12	$—	$20	$21	$27	$4	$52

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the three months ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at beginning of period April 1, 2015	($6)	$141	($375)	($240)
Other comprehensive income (loss) before reclassifications	(5)	(110)	—	(115)
Other-than-temporary impairment not recognized in earnings on securities	—	1	—	1
Amounts reclassified from other comprehensive (loss) income	(2)	(5)	2	(5)
Net other comprehensive income (loss)	(7)	(114)	2	(119)
Balance at end of period June 30, 2015	($13)	$27	($373)	($359)
Balance at beginning of period April 1, 2016	$35	$96	($367)	($236)
Other comprehensive income before reclassifications	13	64	—	77
Other-than-temporary impairment not recognized in earnings on securities	—	4	—	4
Amounts reclassified from other comprehensive (loss) income	(9)	2	3	(4)
Net other comprehensive income	4	70	3	77
Balance at end of period June 30, 2016	$39	$166	($364)	($159)

	As of and for the six month ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at beginning of period January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income (loss) before reclassifications	60	(20)	—	40
Other-than-temporary impairment not recognized in earnings on securities	—	(18)	—	(18)
Amounts reclassified from other comprehensive (loss) income	(4)	(9)	4	(9)
Net other comprehensive income	56	(47)	4	13
Balance at end of period June 30, 2015	($13)	$27	($373)	($359)
Balance at beginning of period January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	46	218	—	264
Other-than-temporary impairment not recognized in earnings on securities	—	(21)	—	(21)
Amounts reclassified from other comprehensive (loss) income	(17)	(3)	5	(15)
Net other comprehensive income	29	194	5	228
Balance at end of period June 30, 2016	$39	$166	($364)	($159)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reports the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$21	$17	$43	$35	Interest income
	(8)	(14)	(16)	(29)	Interest expense
	13	3	27	6	Income before income tax expense
	4	1	10	2	Income tax expense
	$9	$2	$17	$4	Net income
Reclassification of net securities gains (losses) to net income:	$4	$9	$13	$17	Securities gains, net
	(7)	(2)	(8)	(3)	Net securities impairment losses recognized in earnings
	(3)	7	5	14	Income before income tax expense
	(1)	2	2	5	Income tax expense
	($2)	$5	$3	$9	Net income
Reclassification of changes related to defined benefit pension plans:	($4)	($4)	($8)	($7)	Salaries and employee benefits
	(4)	(4)	(8)	(7)	Income before income tax expense
	(1)	(2)	(3)	(3)	Income tax expense
	($3)	($2)	($5)	($4)	Net income
Total reclassification gains (losses)	$4	$5	$15	$9	Net income
The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net interest income (includes $13, $3, $27 and $6 of AOCI reclassifications, respectively)	$923	$840	$1,827	$1,676
Provision for credit losses	90	77	181	135
Noninterest income (includes ($3), $7, $5 and $14 of AOCI reclassifications, respectively)	355	360	685	707
Noninterest expense (includes $4, $4, $8 and $7 of AOCI reclassifications, respectively)	827	841	1,638	1,651
Income before income tax expense	361	282	693	597
Income tax expense (includes $2, $1, $9 and $4 income tax net expense (benefit) from reclassification items, respectively)	118	92	227	198
Net income	$243	$190	$466	$399
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

	As of and for the Three Months Ended June 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$602	$314	$7	$923
Noninterest income	219	122	14	355
Total revenue	821	436	21	1,278
Noninterest expense	632	186	9	827
Profit before provision for credit losses	189	250	12	451
Provision for credit losses	49	(1)	42	90
Income (loss) before income tax expense (benefit)	140	251	(30)	361
Income tax expense (benefit)	50	87	(19)	118
Net income (loss)	$90	$164	($11)	$243
Total average assets	$55,660	$47,388	$39,131	$142,179

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended June 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$544	$286	$10	$840
Noninterest income	230	108	22	360
Total revenue	774	394	32	1,200
Noninterest expense	613	181	47	841
Profit (loss) before provision for credit losses	161	213	(15)	359
Provision for credit losses	60	7	10	77
Income (loss) before income tax expense (benefit)	101	206	(25)	282
Income tax expense (benefit)	35	71	(14)	92
Net income (loss)	$66	$135	($11)	$190
Total average assets	$52,489	$42,617	$40,415	$135,521

	As of and for the Six Months Ended June 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,183	$614	$30	$1,827
Noninterest income	427	221	37	685
Total revenue	1,610	835	67	2,512
Noninterest expense	1,248	373	17	1,638
Profit before provision for credit losses	362	462	50	874
Provision for credit losses	112	8	61	181
Income (loss) before income tax expense (benefit)	250	454	(11)	693
Income tax expense (benefit)	89	157	(19)	227
Net income	$161	$297	$8	$466
Total average assets	$55,388	$46,346	$38,745	$140,479

	As of and for the Six Months Ended June 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,077	$562	$37	$1,676
Noninterest income	449	208	50	707
Total revenue	1,526	770	87	2,383
Noninterest expense	1,209	354	88	1,651
Profit (loss) before provision for credit losses	317	416	(1)	732
Provision for credit losses	123	(14)	26	135
Income (loss) before income tax expense (benefit)	194	430	(27)	597
Income tax expense (benefit)	67	148	(17)	198
Net income (loss)	$127	$282	($10)	$399
Total average assets	$52,048	$42,114	$40,267	$134,429

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 19 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except share and per-share data)	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$243	$190	$466	$399
Less: Preferred stock dividends	—	—	7	—
Net income available to common stockholders	$243	$190	$459	$399
Denominator:
Weighted-average common shares outstanding - basic	528,968,330	537,729,248	528,519,489	541,986,653
Dilutive common shares: share-based awards	1,396,873	2,180,118	1,877,382	2,817,615
Weighted-average common shares outstanding - diluted	530,365,203	539,909,366	530,396,871	544,804,268
Earnings per common share:
Basic	$0.46	$0.35	$0.87	$0.74
Diluted	0.46	0.35	0.87	0.73
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 20 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Deposit insurance	$29	$26	$55	$60
Promotional expense	25	29	49	51
Other	74	84	139	161
Other operating expense	$128	$139	$243	$272
NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to June 30, 2016 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes, except as follows:
On July 19, 2016, the Company completed the sale of consumer real estate-secured loans classified as TDRs (the “TDR Transaction”). The TDR Transaction will result in a third quarter 2016 pre-tax gain of approximately $70 million on the sale of $310 million of loans held for sale.
On July 20, 2016, the Company declared a quarterly common stock dividend of $0.12 per share, or $63 million, payable on August 17, 2016 to stockholders of record at the close of business on August 3, 2016.
On July 28, 2016, the Company issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of its subordinated notes held by RBS. Specifically, the Company retired $334 million of its 4.082% subordinated notes due 2025 and $166 million of its 4.023% subordinated notes due 2024 that were held by RBS.

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

•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks; and

•	Management’s ability to identify and manage these and other risks.
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

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
We derived the summary Consolidated Operating Data for the three and six months ended June 30, 2016 and 2015 and the summary Consolidated Balance Sheet data as of June 30, 2016 from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements, included elsewhere in this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of those to be expected for the year ending December 31, 2016 or for any future period. You should read the following selected consolidated financial data in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2016	2015	2016	2015
OPERATING DATA:
Net interest income	$923	$840	$1,827	$1,676
Noninterest income	355	360	685	707
Total revenue	1,278	1,200	2,512	2,383
Provision for credit losses	90	77	181	135
Noninterest expense	827	841	1,638	1,651
Income before income tax expense	361	282	693	597
Income tax expense	118	92	227	198
Net income	$243	$190	$466	$399
Net income available to common stockholders	$243	$190	$459	$399
Net income per common share - basic	0.46	0.35	0.87	0.74
Net income per common share - diluted	0.46	0.35	0.87	0.73
OTHER OPERATING DATA:
Return on average common equity (2)	4.94%	3.94%	4.70%	4.15%
Return on average tangible common equity (1)	7.30	5.90	6.96	6.21
Return on average total assets (3)	0.69	0.56	0.67	0.60
Return on average total tangible assets (1)	0.72	0.59	0.70	0.63
Efficiency ratio (1)	64.71	70.02	65.18	69.27
Net interest margin (4)	2.84	2.72	2.85	2.74

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	June 30, 2016	December 31, 2015
BALANCE SHEET DATA:
Total assets	$145,183	$138,208
Loans and leases (5)	103,551	99,042
Allowance for loan and lease losses	1,246	1,216
Total securities	24,398	24,075
Goodwill	6,876	6,876
Total liabilities	124,957	118,562
Total deposits	106,257	102,539
Federal funds purchased and securities sold under agreements to repurchase	717	802
Other short-term borrowed funds	2,770	2,630
Long-term borrowed funds	11,810	9,886
Total stockholders’ equity	20,226	19,646
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.23%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	119	115
Nonperforming loans and leases as a percentage of total loans and leases	1.01	1.07
Capital Ratios:(6)
CET1 capital ratio (7)	11.5	11.7
Tier 1 capital ratio (8)	11.7	12.0
Total capital ratio (9)	14.9	15.3
Tier 1 leverage ratio (10)	10.3	10.5
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
(5) Excludes loans held for sale of $850 million and $365 million as of June 30, 2016 and December 31, 2015, respectively.
(6) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of June 30, 2016 and December 31, 2015 are prepared using the Basel III Standardized transitional approach.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $145.2 billion of total assets as of June 30, 2016. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,800 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania, and we operate our businesses through two operating segments, Consumer Banking and Commercial Banking.
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services. Consumer Banking average loans and leases totaled $54.0 billion and $50.6 billion, or 53% of average loan and leases (including loans held for sale) for first half 2016 and 2015, respectively.
Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance. Commercial Banking average loans and leases totaled $45.0 billion compared with $40.9 billion, or 44% and 43% of average loan and leases (including loans held for sale) for first half 2016 and 2015, respectively.
Non-core assets totaled $2.0 billion as of June 30, 2016 compared with $2.3 billion as of December 31, 2015, down 14%. Non-core assets are primarily loans that are not aligned to our strategic priorities, generally as a result of geographic location, industry, product type, or risk level. We have actively managed these assets down since they were designated as non-core on June 30, 2009. The largest component of our non-core portfolio is our home equity products serviced by others (a portion of which we now service internally). Our non-core assets are included in Other along with our treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments.
Recent Events
On July 28, 2016, we issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of our subordinated debt held by RBS. Specifically, we retired $334 million of our 4.082% subordinated notes due 2025 and $166 million of our 4.023% subordinated notes due 2024 that were held by RBS.
On July 19, 2016, we completed the sale of consumer real estate-secured loans classified as TDRs (the “TDR Transaction”). The TDR Transaction will result in a third quarter 2016 pre-tax gain of approximately $70 million on the sale of $310 million of loans held for sale. We plan to utilize approximately 30% to 40% of the TDR Transaction gain to fund costs associated with our efficiency and balance sheet optimization initiatives in third quarter 2016.
In April 2016, we submitted our 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to our 2016 Capital Plan or to our proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. Our 2016 Capital Plan includes proposed quarterly common dividends of $0.12 per share through the end of 2016, a potential 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017.
In second quarter 2016, our commercial broker-dealer, Citizens Capital Markets, Inc. (“CCMI”) commenced operations.  CCMI was formed to serve customer needs by providing strategic advice on merger and acquisition transactions, capital structure, valuation and general corporate advisory services, and to assist in capital raising via public securities offerings and private placements.

Key Factors Affecting Our Business
Macro-economic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macro-economic factors that impact our business include interest rates, the health of the housing market, the rate of the U.S.’s economic expansion, and unemployment levels.
The U.S. economy continued to expand at a slow pace, with real GDP rising by 1.2% in second quarter 2016, following 2.4% growth in 2015. Economists forecast that ‘Brexit’ will not materially impact 2016 and 2017 U.S. GDP. Growth in household spending has declined since 2014 but the housing sector has improved with the three month average of existing home sales rising to 5.5 million units from 5.3 million units in the previous quarter.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The labor market continued to improve, with moderate job gains and lower levels of unemployment. The U.S. unemployment rate was 4.9% at June 30, 2016 and 5.0% at December 31, 2015. Average monthly nonfarm employment increased by 147,000 in second quarter 2016, after an increase of 196,000 in first quarter 2016.
The FRB maintained very accommodative monetary policy conditions during second quarter 2016, notwithstanding the 25 bps rate increase in December, and continues to target a 0.25% to 0.50% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Observable inflation levels remain below the FRB’s longer-term objective of 2.0%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.
Credit trends
Credit metrics and asset quality improved in second quarter 2016. Nonperforming loans of $1.0 billion as of June 30, 2016 decreased $6 million from June 30, 2015, reflecting improvement in commercial and retail products. Net charge-offs of $65 million decreased $13 million from $78 million in second quarter 2015, and included $48 million in recoveries of prior period charge-offs, compared with $43 million in second quarter 2015. Annualized net charge-offs as a percentage of total average loans decreased to 0.25%, compared to 0.33% in second quarter 2015.
Credit metrics and asset quality remained relatively stable in first half 2016. Net charge-offs of $148 million increased $16 million from $132 million in first half 2015, which included $91 million in recoveries of prior period charge-offs. Annualized net charge-offs as a percentage of total average loans increased to 0.29%, which is comparable to 0.28% in first half 2015.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk”, included elsewhere in this report.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2015 and through second quarter 2016, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2015 and through second quarter 2016, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently, the FRB has started to move down the path of interest rate normalization by raising the federal funds rate by 25 basis points. However, the FRB will likely continue to target a highly accommodative monetary policy for some time to come.
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
Dodd-Frank regulation
As described under “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2015, we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Dodd-Frank Act are subject to final rulemaking or phased implementation that will take effect over several years. The Dodd-Frank Act will continue to impact our earnings through fee reductions, higher

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. Key parts of the Dodd-Frank Act that specifically impact our business are the repeal of a previous prohibition against payment of interest on demand deposits, which became effective in July 2011, and the introduction of a capital planning and stress-testing framework developed by the FRBG, known as CCAR and DFAST. Under this supervisory framework, we are required to submit annual capital plans to the FRB and are subject to annual supervisory and semiannual internal stress tests requirements.
Consistent with these requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5 of each year and disclose certain results within 15 days of the date on which the FRB discloses the results of its supervisory-run tests. We submitted our 2016 capital plan and related annual stress test results to the Federal Reserve on April 5, 2016. We published our estimated results under the supervisory severely adverse scenario on the Investor Relations regulatory filings and disclosures page of our corporate website on June 23, 2016. The annual DFAST process projects net income, loan losses and capital ratios during a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings and decline in capital ratios. However, these pro forma results should not be interpreted as management expectations but rather as a possible result under hypothetical, severely adverse economic conditions that do not take into account capital conservation actions that would be mandated by internal policy if such conditions were actually to occur.
Similarly, we are required to submit the results of our CFG mid-cycle company-run DFAST stress tests by October 5 of each year and to disclose the results under an internally developed severely adverse scenario between October 5 and November 4.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2016 annual stress tests to the OCC on April 5, 2016 and published a summary of the results along with the stress test result of the bank holding company parent in June 2016. CBPA submitted its 2016 annual stress tests to the FDIC on April 5, 2016 and will publish the results by October 31, 2016, in accordance with FDIC DFAST disclosure requirements.
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
In April 2016, we submitted our 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to our 2016 Capital Plan or to our proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. Our 2016 Capital Plan includes proposed quarterly common dividends of $0.12 per share through the end of 2016, a potential 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017.

All proposed capital distributions are subject to consideration and approval by CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions. The CFG Board has approved a broad-based share repurchase program that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans.

Further, on July 28, 2016, we repurchased $500 million of subordinated notes from RBS as non-objected by the Federal Reserve when requested in the our 2016 capital plan. See Note 21 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
Repeal of the prohibition on depository institutions paying interest on demand deposits
We began offering interest-bearing corporate checking accounts after the 2011 repeal of the prohibition on depository institutions paying interest on demand deposits. Currently, industry wide interest rates for this product are very low and thus far

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

the impact of the repeal has not had a significant effect on our results. However, market rates could increase more significantly in the future. If we need to pay higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense would increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to retain demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or limit potential future asset growth.
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
HELOC payment shock
Attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. As of June 30, 2016, approximately 23% of our $14.7 billion HELOC portfolio, or $3.4 billion in drawn balances were subject to a payment reset or balloon payment between July 1, 2016 and December 31, 2018, including $36 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
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
As of June 30, 2016, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2014 and 2013, 94% of the balances were refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of June 30, 2016, for the $1.3 billion in balances originally structured with a reset period in 2015, 94% of the balances were refinanced, paid off or were current on payments, 4% were past due and 2% had been charged off. A total of $995 million in balances were originally structured with a reset period in 2016, with $376 million scheduled to reset for the remainder of 2016. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
Factors Affecting Comparability of Our Results
Investment in our business
We regularly incur expenses associated with investments in our infrastructure. For example, from 2011 to 2015 we invested $1.3 billion in infrastructure and technology, and plan to invest a total of $220 million in 2016 and about $190 million in 2017. We invested $90 million in our infrastructure in first half 2016. These investments, which are designed to lower our operating costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations. Recent significant investments included the 2013 launch of our new teller system, new commercial loan platform and new auto loan platform and the 2013 upgrade of the majority of our ATM network, including equipping more than 1,450 ATMs with advanced deposit-taking functionality as well as additional investment in our Treasury Solutions platform in 2014. In 2015 we enhanced our data resiliency via a new back up data center and began rolling out a new mortgage platform. We expect that these investments will increase our long-term overall efficiency and add to our capacity to increase revenue.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Loans held for sale, at fair value
Mortgage loans and commercial loans held for sale are carried at fair value.
Other loans held for sale
Balances are loans that were transferred to loans held for sale that are reported at the lower of cost or fair value.
Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading securities and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Other investment securities are composed mainly of FHLB stock and FRB stock (which are carried at cost), and money market mutual fund investments held by our broker-dealer (which are carried at fair value, with changes in fair value recognized in noninterest income).
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
Borrowed funds
As of June 30, 2016, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of June 30, 2016, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
We sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 11 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

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

Certain of the above financial measures, including return on average tangible common equity, return on average total tangible assets and the efficiency ratio are not recognized under GAAP. In addition, we present noninterest expense, net income, net income available to common stockholders, and return on average tangible common equity net of restructuring charges and special items. We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges and special items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges and special items. We believe this presentation also increases comparability of period-to-period results.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles non-GAAP financial measures to GAAP:

		As of and for the Three Months Ended June 30, 2016		As of and for the Six Months Ended June 30,
(dollars in millions, except per-share amounts)	Ref.	2016	2015	2016	2015
Net income (GAAP)	A	$243	$190	$466	$399
Net income available to common stockholders (GAAP)	B	$243	$190	$459	$399

Return on average tangible common equity
Average common equity (GAAP)		$19,768	$19,391	$19,667	$19,399
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		2	5	2	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		496	437	488	430
Average tangible common equity (non-GAAP)	C	$13,386	$12,947	$13,277	$12,948
Return on average tangible common equity (non-GAAP)	B/C	7.30%	5.90%	6.96%	6.21%

Return on average total tangible assets:
Average total assets (GAAP)		$142,179	$135,521	$140,479	$134,429
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		2	5	2	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		496	437	488	430
Average tangible assets (non-GAAP)	D	$135,797	$129,077	$134,089	$127,978
Return on average total tangible assets (non-GAAP)	A/D	0.72%	0.59%	0.70%	0.63%

Efficiency ratio
Noninterest expense (GAAP)	E	$827	$841	$1,638	$1,651
Net interest income (GAAP)		923	840	1,827	1,676
Noninterest income (GAAP)		355	360	685	707
Total revenue (GAAP)	F	$1,278	$1,200	$2,512	$2,383
Efficiency ratio (non-GAAP)	E/F	64.71%	70.02%	65.18%	69.27%

Noninterest expense excluding restructuring charges and special items:
Noninterest expense (GAAP)	E	$827	$841	$1,638	$1,651
Less: Restructuring charges (GAAP)		—	25	—	26
Less: Special items (1)		—	15	—	24
Noninterest expense, excluding restructuring charges and special items (non-GAAP)		$827	$801	$1,638	$1,601

Net income, excluding restructuring charges and special items:
Net income (GAAP)	A	$243	$190	$466	$399
Add: Restructuring charges, net of tax expense (GAAP)		—	15	—	16
Add: Special items, net of tax expense (1)		—	10	—	15
Net income, excluding restructuring charges and special items (non-GAAP)		$243	$215	$466	$430

Net income available to common stockholders, excluding restructuring charges and special items:
Net income available to common stockholders (GAAP)	B	$243	$190	$459	$399
Add: Restructuring charges, net of tax expense (GAAP)		—	15	—	16
Add: Special items, net of tax expense (1)		—	10	—	15
Net income available to common shareholders, excluding restructuring charges and special items (non-GAAP)	G	$243	$215	$459	$430
Return on average tangible common equity, excluding restructuring charges and special items (non-GAAP)	G/C	7.30%	6.67%	6.96%	6.70%
(1) Special items include the following: regulatory charges and separation items.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,
		2016				2015
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (GAAP)	H	$90	$164	($11)	$243	$66	$135	($11)	$190
Less: Preferred stock dividends		—	—	—	—	—	—	—	—
Net income available to common stockholders (GAAP)	I	$90	$164	($11)	$243	$66	$135	($11)	$190

Efficiency ratio:
Total revenue (GAAP)	J	$821	$436	$21	$1,278	$774	$394	$32	$1,200
Noninterest expense (GAAP)	K	632	186	9	827	613	181	47	841
Efficiency ratio (non-GAAP)	K/J	76.98%	42.88%	NM	64.71%	79.25%	46.07%	NM	70.02%

Return on average total tangible assets:
Average total assets (GAAP)		$55,660	$47,388	$39,131	$142,179	$52,489	$42,617	$40,415	$135,521
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	496	496	—	—	437	437
Average total tangible assets (non-GAAP)	L	$55,660	$47,388	$32,749	$135,797	$52,489	$42,617	$33,971	$129,077
Return on average total tangible assets (non-GAAP)	H/L	0.65%	1.39%	NM	0.72%	0.51%	1.27%	NM	0.59%

Return on average tangible common equity:
Average common equity (GAAP)(2)		$5,110	$5,040	$9,618	$19,768	$4,681	$4,625	$10,085	$19,391
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	496	496	—	—	437	437
Average tangible common equity (non-GAAP)(2)	M	$5,110	$5,040	$3,236	$13,386	$4,681	$4,625	$3,641	$12,947
Return on average tangible common equity (non-GAAP)(2)	I/M	7.09%	13.04%	NM	7.30%	5.66%	11.69%	NM	5.90%
(2) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Six Months Ended June 30,
		2016				2015
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (GAAP)	N	$161	$297	$8	$466	$127	$282	($10)	$399
Less: Preferred stock dividends		—	—	7	7	—	—	—	—
Net income available to common stockholders (GAAP)	O	$161	$297	$1	$459	$127	$282	($10)	$399

Efficiency ratio:
Total revenue (GAAP)	P	$1,610	$835	$67	$2,512	$1,526	$770	$87	$2,383
Noninterest expense (GAAP)	Q	1,248	373	17	1,638	1,209	354	88	1,651
Efficiency ratio (non-GAAP)	Q/P	77.52%	44.73%	NM	65.18%	79.25%	46.04%	NM	69.27%

Return on average total tangible assets:
Average total assets (GAAP)		$55,388	$46,346	$38,745	$140,479	$52,048	$42,114	$40,267	$134,429
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	488	488	—	—	430	430
Average total tangible assets (non-GAAP)	R	$55,388	$46,346	$32,355	$134,089	$52,048	$42,114	$33,816	$127,978
Return on average total tangible assets (non-GAAP)	N/R	0.58%	1.29%	NM	0.70%	0.49%	1.35%	NM	0.63%

Return on average tangible common equity:
Average common equity (GAAP)(2)		$5,099	$4,915	$9,653	$19,667	$4,665	$4,576	$10,158	$19,399
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	488	488	—	—	430	430
Average tangible common equity (non-GAAP)(2)	S	$5,099	$4,915	$3,263	$13,277	$4,665	$4,576	$3,707	$12,948
Return on average tangible common equity (non-GAAP)(2)	O/S	6.34%	12.14%	NM	6.96%	5.48%	12.41%	NM	6.21%
(2) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Highlights
For second quarter 2016:

•	Net income of $243 million increased $53 million from $190 million in second quarter 2015;

•	Net income available to common stockholders of $243 million increased $53 million, or 28%, from $190 million in second quarter 2015;

•
Net interest income of $923 million increased $83 million, or 10%, from $840 million in second quarter 2015 driven by 7% average loan growth, 6% average deposit growth and a 12 basis point improvement in net interest margin;

•
Net interest margin of 2.84% increased 12 basis points, compared to 2.72% in second quarter 2015. Results were driven by improved loan yields given higher short-term interest rates and continued pricing and portfolio optimization initiatives, partially offset by a reduction in investment portfolio yield driven by lower long-term rates and increased borrowing costs related to senior bank debt issuance. Deposit costs were stable with second quarter 2015, with continued pricing discipline despite higher rates;

•
Noninterest income of $355 million decreased $5 million, or 1%, from second quarter 2015 levels that exclude the negative impact of $7 million of card reward costs. Excluding this impact, strength in service charges and fees and capital markets fees was offset by lower mortgage banking and trust and investment services fees;

•
Noninterest expense of $827 million decreased $14 million, or 2%, compared to $841 million in second quarter 2015 driven by a $40 million decrease in restructuring charges and special items. Excluding the restructuring charges and special items, noninterest expense increased $26 million reflecting an increase in salaries and employee benefits, largely reflecting a change in the timing of merit increases and incentive payments that drove higher payroll taxes and retirement plan contributions, as well as increased software amortization and equipment expense, partially offset by the card reward accounting change impact;

•
Provision for credit losses of $90 million increased $13 million, or 17%, from $77 million in second quarter of 2015. Second quarter 2016 results included a $25 million reserve build, compared with a $1 million reserve release in second quarter 2015;

•	Return on average common equity ratio of 4.94% compared to 3.94% in second quarter 2015.

•	Return on average tangible common equity ratio of 7.30%(1) compared to 5.90%(1) in second quarter 2015.

•
Average loans and leases of $102.7 billion increased $7.1 billion, or 7%, from $95.6 billion in second quarter 2015 reflecting a $4.4 billion increase in commercial and a $2.6 billion increase in retail;

•	Average interest-bearing deposits of $76.5 billion increased $4.4 billion, or 6%, from $72.1 billion in second quarter 2015, driven by growth in every deposit category;

•
Net charge-offs of $65 million decreased $13 million, or 17%, from $78 million in second quarter 2015. The ALLL of $1.2 billion increased $30 million compared to fourth quarter 2015. ALLL to total loans and leases ratio of 1.20% as of June 30, 2016, compared with 1.23% as of December 31, 2015. ALLL to non-performing loans and leases ratio of 119% as of June 30, 2016, compared with 115% as of December 31, 2015; and

•	Net income per average common share, basic and diluted, was $0.46, compared to $0.35 per average common share, basic and diluted, in second quarter 2015.
(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

Results of Operations — Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Highlights
For first half 2016:

•	Net income of $466 million increased $67 million, compared to $399 million in first half 2015;

•	Net income available to common stockholders of $459 million increased $60 million, compared to $399 million in first half 2015;

•
Net interest income of $1.8 billion increased $151 million, or 9%, compared to $1.7 billion in first half 2015, reflecting 7% average loan growth, 6% average deposit growth and an 11 basis point improvement in net interest margin;

•
Net interest margin of 2.85% increased 11 basis points, compared to 2.74% in first half 2015 driven by improved loan yields reflecting higher interest rates and continued improvement in loan mix as well as flat deposit costs;

•
Noninterest income of $685 million decreased $22 million, or 3%, from first half 2015 levels that exclude the negative impact of $12 million of card reward costs. Lower mortgage banking fees, card fees, other income, and foreign exchange and letter of credit fees were partially offset by an increase in service charges;

•
Noninterest expense of $1.6 billion was down $13 million, or 1%, compared to $1.7 billion in first half 2015; driven by a $50 million decrease in restructuring charges and special items. Excluding the restructuring charges and special items, noninterest expense increased $37 million reflecting an increase in salaries and employee benefits and outside services, as well as increased software amortization and equipment expense, partially offset by the card reward accounting change impact;

•
Provision for credit losses totaled $181 million, down $46 million, or 34%, from $135 million in first half 2015, reflecting continued improvement in credit quality and an improvement in retail net charge-offs. First half 2016 included a $33 million reserve build compared to a $3 million reserve build in first half 2015;

•	Return on average common equity ratio was 4.70%, compared to 4.15% for first half 2015.

•
Return on average tangible common equity ratio was 6.96%(1), compared to 6.21%(1) for first half 2015. Excluding the impact of restructuring charges and special items mentioned above, our return on average tangible common equity improved to 6.96% (1) from 6.70%(1) from first half 2015;

•
Average loans and leases of $101.5 billion increased $6.7 billion, or 7%, from $94.8 billion in first half 2015, driven by commercial loan growth across most products, and an increase in student, residential mortgage, and auto loans, partially offset by a decrease in home equity outstandings and a reduction in the non-core loan portfolio;

•	Average interest-bearing deposits of $75.7 billion increased $4.7 billion, or 7%, from $71.0 billion in first half 2015, driven by growth in all deposit products;

•
Net charge-offs of $148 million increased $16 million, or 12%, from $132 million in first half 2015. The ALLL of $1.2 billion increased $30 million compared to fourth quarter 2015. ALLL to total loans and leases was 1.20% as of June 30, 2016, compared with 1.23% as of December 31, 2015. ALLL to non-performing loans and leases ratio was 119% as of June 30, 2016, compared with 115% as of December 31, 2015; and

•	Net income per average common share, basic and diluted was $0.87, compared to $0.74 and $0.73, per average common share, basic and diluted, respectively, in first half 2015.

(1) These measures are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $243 million, up $53 million, or 28%, from $190 million in second quarter 2015. Second quarter 2015 results were reduced by $25 million of after-tax restructuring charges and special items, largely related to efforts to improve processes and enhance efficiencies, as well as rebranding and separating from RBS. Excluding the restructuring charges and special items, net income increased $28 million, or 13%, from second quarter 2015.
Net income totaled $466 million, up $67 million, or 17%, from $399 million in first half 2015. First half 2015 results were reduced by $31 million of after-tax restructuring charges and special item, largely related to efforts to improve processes and enhance efficiencies, as well as rebranding and separating from RBS. Excluding the restructuring charges and special items, net income increased $36 million from first half 2015.
The following table details the significant components of our net income for the periods indicated:

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2016	2015	Change		Percent	2016	2015	Change		Percent
Operating Data:
Net interest income	$923	$840	$83		10%	$1,827	$1,676	$151		9%
Noninterest income	355	360	(5)		(1)	685	707	(22)		(3)
Total revenue	1,278	1,200	78		7	2,512	2,383	129		5
Provision for credit losses	90	77	13		17	181	135	46		34
Noninterest expense	827	841	(14)		(2)	1,638	1,651	(13)		(1)
Noninterest expense, excluding restructuring charges and special items (1)	827	801	26		3	1,638	1,601	37		2
Income before income tax expense	361	282	79		28	693	597	96		16
Income tax expense	118	92	26		28	227	198	29		15
Net income	243	190	53		28	466	399	67		17
Net income, excluding restructuring charges and special items (1)	243	215	28		13	466	430	36		8
Net income available to common stockholders	243	190	53		28	459	399	60		15
Net income available to common stockholders, excluding restructuring charges and special items (1)	243	215	28		13	459	430	29		7
Return on average tangible common equity (1)	7.30%	5.90%	140	bps	—	6.96%	6.21%	75	bps	—
Return on average tangible common equity, excluding restructuring charges and special items (1)	7.30%	6.67%	63	bps	—	6.96%	6.70%	26	bps	—
(1) These are non-GAAP financial measures. For more information on the computation of this non-GAAP financial measure, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,948	$2	0.39%	$2,054	$1	0.22%	($106)	17 bps
Taxable investment securities	24,050	141	2.35	25,081	155	2.47	(1,031)	(12)
Non-taxable investment securities	9	—	2.60	10	—	2.60	(1)	—
Total investment securities	24,059	141	2.35	25,091	155	2.47	(1,032)	(12)
Commercial	35,622	278	3.09	32,855	235	2.83	2,767	26
Commercial real estate	9,649	67	2.74	7,947	51	2.55	1,702	19
Leases	3,863	24	2.45	3,894	25	2.56	(31)	(11)
Total commercial	49,134	369	2.97	44,696	311	2.75	4,438	22
Residential mortgages	13,491	122	3.61	11,980	113	3.76	1,511	(15)
Home equity loans	2,231	31	5.64	3,138	42	5.43	(907)	21
Home equity lines of credit	14,477	115	3.18	15,084	110	2.94	(607)	24
Home equity loans serviced by others (1)	899	16	7.11	1,134	20	7.04	(235)	7
Home equity lines of credit serviced by others (1)	299	1	2.02	469	3	2.56	(170)	(54)
Automobile	13,972	103	2.95	13,484	90	2.68	488	27
Student	5,407	69	5.07	3,029	38	5.05	2,378	2
Credit cards	1,600	44	11.18	1,606	44	10.92	(6)	26
Other retail	1,167	26	8.94	986	19	7.61	181	133
Total retail	53,543	527	3.95	50,910	479	3.77	2,633	18
Total loans and leases	102,677	896	3.48	95,606	790	3.30	7,071	18
Loans held for sale, at fair value	368	3	3.41	308	3	3.41	60	—
Other loans held for sale	440	4	4.00	146	3	7.79	294	(379)
Interest-earning assets	129,492	1,046	3.22	123,205	952	3.08	6,287	14
Allowance for loan and lease losses	(1,219)			(1,198)			(21)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	7,030			6,638			392
Total noninterest-earning assets	12,687			12,316			371
Total assets	$142,179			$135,521			$6,658
Liabilities and Stockholders’ Equity
Checking with interest	$19,003	$8	0.16%	$16,561	$5	0.11%	$2,442	5 bps
Money market and savings	44,949	32	0.29	42,977	29	0.27	1,972	2
Term deposits	12,581	23	0.74	12,576	26	0.81	5	(7)
Total interest-bearing deposits	76,533	63	0.33	72,114	60	0.33	4,419	—
Federal funds purchased and securities sold under agreements to repurchase (2)	974	—	0.19	4,372	2	0.22	(3,398)	(3)
Other short-term borrowed funds	3,743	12	1.25	6,498	19	1.18	(2,755)	7
Long-term borrowed funds	10,321	48	1.87	3,902	31	3.19	6,419	(132)
Total borrowed funds	15,038	60	1.60	14,772	52	1.43	266	17
Total interest-bearing liabilities	91,571	123	0.54	86,886	112	0.52	4,685	2
Demand deposits	27,448			26,419			1,029
Other liabilities	3,145			2,592			553
Total liabilities	122,164			115,897			6,267
Stockholders’ equity	20,015			19,624			391
Total liabilities and stockholders’ equity	$142,179			$135,521			$6,658
Interest rate spread			2.68%			2.56%		12
Net interest income		$923			$840
Net interest margin			2.84%			2.72%		12 bps
Memo: Total deposits (interest-bearing and demand)	$103,981	$63	0.24	$98,533	$60	0.24	$5,448	—
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2017. See “—Analysis of Financial Condition — June 30, 2016 Compared with December 31, 2015 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $923 million increased $83 million, or 10%, compared to $840 million in second quarter 2015, driven by 7% average loan growth and a 12 basis point improvement in net interest margin.
Compared to second quarter 2015, average interest-earning assets of $129.5 billion increased $6.3 billion, or 5%, from second quarter 2015, driven by a $4.4 billion increase in average commercial loans and leases and a $2.6 billion increase in average retail loans, partially offset by a $1.1 billion decrease in average investments and interest-bearing deposits. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, and automobile balances.
Average deposits of $104.0 billion increased $5.4 billion from second quarter 2015 with particular strength in savings, checking with interest and demand deposits. Total interest-bearing deposit costs were stable with second quarter 2015, with continued pricing discipline despite higher rates. Checking with interest costs of 0.16% in 2016 compared with 0.11% in 2015, term deposit costs decreased to 0.74% in 2016 from 0.81% in 2015, and money market account and savings account costs increased to 0.29% from 0.27% in 2015.
Total borrowed funds of $15.0 billion increased $266 million, or 2%, from second quarter 2015, reflecting continued earning asset growth. Total borrowed funds costs of $60 million increased $8 million from second quarter 2015 primarily due to issuance of long-term senior term debt.
Net interest margin of 2.84% increased 12 basis points compared to 2.72% in second quarter 2015 driven by improved loan yields reflecting both higher interest rates and continued improvement in loan mix. Margin results also reflected the benefit of flat deposit costs and lower legacy swap expense.  These benefits were partially offset by increased long-term borrowing costs, including the effect of additional senior debt issuances and a decline from investment securities yield tied to the drop in long-term interest rates. Average interest-earning asset yields of 3.22% increased 14 basis points from 3.08% in second quarter 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six Months Ended June 30,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,811	$4	0.40%	$2,073	$2	0.20%	($262)	20 bps
Taxable investment securities	23,957	286	2.39	25,019	314	2.51	(1,062)	(12)
Non-taxable investment securities	9	—	2.60	10	—	2.60	(1)	—
Total investment securities	23,966	286	2.39	25,029	314	2.51	(1,063)	(12)
Commercial	34,820	542	3.08	32,386	461	2.83	2,434	25
Commercial real estate	9,379	129	2.71	7,824	101	2.57	1,555	14
Leases	3,890	48	2.45	3,895	50	2.55	(5)	(10)
Total commercial	48,089	719	2.96	44,105	612	2.76	3,984	20
Residential mortgages	13,478	248	3.68	11,918	225	3.77	1,560	(9)
Home equity loans	2,351	65	5.57	3,234	87	5.41	(883)	16
Home equity lines of credit	14,554	228	3.15	15,196	221	2.94	(642)	21
Home equity loans serviced by others (1)	929	33	7.02	1,164	41	7.06	(235)	(4)
Home equity lines of credit serviced by others (1)	320	3	2.11	495	6	2.57	(175)	(46)
Automobile	13,882	200	2.89	13,210	179	2.73	672	16
Student	5,130	129	5.05	2,827	71	5.09	2,303	(4)
Credit cards	1,600	89	11.24	1,621	88	11.01	(21)	23
Other retail	1,137	50	8.80	1,013	39	7.60	124	120
Total retail	53,381	1,045	3.93	50,678	957	3.80	2,703	13
Total loans and leases	101,470	1,764	3.47	94,783	1,569	3.32	6,687	15
Loans held for sale, at fair value	337	6	3.54	275	5	3.36	62	18
Other loans held for sale	245	5	4.26	119	4	7.43	126	(317)
Interest-earning assets	127,829	2,065	3.23	122,279	1,894	3.10	5,550	13
Allowance for loan and lease losses	(1,216)			(1,195)			(21)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,990			6,469			521
Total noninterest-earning assets	12,650			12,150			500
Total assets	$140,479			$134,429			$6,050
Liabilities and Stockholders’ Equity
Checking with interest	$18,498	$15	0.15%	$16,302	$9	0.11%	$2,196	4 bps
Money market and savings	44,784	61	0.28	42,325	54	0.26	2,459	2
Term deposits	12,390	47	0.77	12,381	49	0.79	9	(2)
Total interest-bearing deposits	75,672	123	0.33	71,008	112	0.32	4,664	1
Federal funds purchased and securities sold under agreements to repurchase (2)	927	1	0.21	4,489	9	0.41	(3,562)	(20)
Other short-term borrowed funds	3,421	23	1.32	6,732	34	1.00	(3,311)	32
Long-term borrowed funds	10,108	91	1.81	3,916	63	3.21	6,192	(140)
Total borrowed funds	14,456	115	1.59	15,137	106	1.40	(681)	19
Total interest-bearing liabilities	90,128	238	0.53	86,145	218	0.51	3,983	2
Demand deposits	27,309			26,089			1,220
Other liabilities	3,128			2,679			449
Total liabilities	120,565			114,913			5,652
Stockholders’ equity	19,914			19,516			398
Total liabilities and stockholders’ equity	$140,479			$134,429			$6,050
Interest rate spread			2.70%			2.56%
Net interest income		$1,827			$1,676
Net interest margin			2.85%			2.74%		11 bps
Memo: Total deposits (interest-bearing and demand)	$102,981	$123	0.24%	$97,097	$112	0.23%	$5,884	1 bps
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2017. See “—Analysis of Financial Condition — June 30, 2016 Compared with December 31, 2015 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $1.8 billion increased $151 million, or 9%, compared to $1.7 billion in first half 2015, reflecting 7% average loan growth and an 11 basis point improvement in net interest margin.
Average interest-earning assets of $127.8 billion increased $5.6 billion, or 5%, from first half 2015, driven by a $4.0 billion increase in average commercial loans and leases and a $2.7 billion increase in average retail loans, partially offset by a $1.3 billion decrease in average investments and interest-bearing deposits. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, and automobile loan balances.
Average deposits of $103.0 billion increased $5.9 billion from first half 2015 with particular strength in savings, checking with interest and demand deposits. Total interest-bearing deposit costs of $123 million increased $11 million, or 10%, from $112 million in first half 2015 and reflected a one basis point increase in interest-bearing deposit costs to 0.33%. Checking with interest costs of 0.15% in first half 2016 compared with 0.11% in first half 2015, term deposit costs decreased to 0.77% in first half 2016 from 0.79% in first half 2015, and money market account and savings account costs increased to 0.28% from 0.26% in first half 2015.
Total borrowed funds of $14.5 billion decreased $681 million from first half 2015 as continued growth in deposits reduced the need for borrowings. Total borrowed funds costs of $115 million increased $9 million from first half 2015.
Net interest margin of 2.85% increased 11 basis points compared to 2.74% in first half 2015 driven by improved loan yields reflecting both higher interest rates and continued improvement in loan mix. Results also reflected the benefit of relatively flat deposit costs. Average interest-earning asset yields of 3.23% increased 13 basis points from 3.10% in first half 2015.

Noninterest Income
The following table details the significant components of our noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Service charges and fees	$150	$139	$11	8%	$294	$274	$20	7%
Card fees	51	60	(9)	(15)	101	112	(11)	(10)
Trust and investment services fees	38	41	(3)	(7)	75	77	(2)	(3)
Capital markets fees	35	30	5	17	57	52	5	10
Foreign exchange and letter of credit fees	21	22	(1)	(5)	42	45	(3)	(7)
Mortgage banking fees	25	30	(5)	(17)	43	63	(20)	(32)
Bank-owned life insurance income	13	14	(1)	(7)	26	26	—	—
Securities gains, net	4	9	(5)	(56)	13	17	(4)	(24)
Other income (1)	18	15	3	20	34	41	(7)	(17)
Noninterest income	$355	$360	($5)	(1%)	$685	$707	($22)	(3%)
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income.
Noninterest income of $355 million decreased $5 million, or 1%, compared to $360 million in second quarter 2015 that excluded the negative impact of $7 million of card reward costs. Excluding this impact, noninterest income increased $2 million. Service charges and fees increased $11 million, driven by both improved pricing and volume. Capital markets fees increased $5 million, to a quarterly record high, reflecting continued broadening of our capabilities and cross sell, as well as strong market deal volume. Mortgage banking fees declined $5 million from second quarter 2015 levels, as the benefit of higher application volumes and sale gains and spreads were more than offset by a reduction tied to a higher second quarter 2015 MSR valuation gain reflecting the impact of lower long-term rates.
Noninterest income of $685 million decreased $22 million, or 3%, compared to $707 million in first half 2015 that excluded the negative impact of $12 million of card reward costs. Lower mortgage banking fees, securities gains, card fees, other income, and foreign exchange and letter of credit fees were partially offset by increases in service charges and capital market fees. Service charges increased $20 million from first half 2015, driven by both improved pricing and volume. Mortgage banking fees decreased $20 million from first half 2015 levels, largely reflecting the significant second quarter 2015 MSR valuation gain. Other income decreased $7 million, or 17%, from first half 2015, primarily as a result of our June 2016 migration from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment. See Note 2 “Securities” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
Provision for credit losses of $90 million increased $13 million, or 17%, from $77 million in second quarter 2015. Second quarter 2016 results reflected a $25 million reserve build, compared to a $1 million reserve release in second quarter 2015. Results also reflected a $13 million decrease in net charge-offs, driven by improved credit quality across both commercial and retail loan products.
Provision for credit losses increased by $46 million to $181 million, compared to $135 million for first half 2015. The increase was attributable to an increase in net charge-offs of $16 million in first half 2016, primarily due to higher commercial losses, partially offset by lower retail losses. First half 2016 experienced a $33 million reserve build; whereas, first half 2015 experienced a $3 million reserve build.

The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Salaries and employee benefits	$432	$411	$21	5%	$857	$830	$27	3%
Outside services	86	99	(13)	(13)	177	178	(1)	(1)
Occupancy	76	90	(14)	(16)	152	170	(18)	(11)
Equipment expense	64	65	(1)	(2)	129	128	1	1
Amortization of software	41	37	4	11	80	73	7	10
Other operating expense	128	139	(11)	(8)	243	272	(29)	(11)
Noninterest expense	$827	$841	($14)	(2%)	$1,638	$1,651	($13)	(1%)

Noninterest expense of $827 million decreased $14 million, or 2%, compared to $841 million in second quarter 2015 driven by a $40 million decrease in restructuring charges and special items. Excluding this impact, results reflect higher salaries and employee benefits and amortization of software, partially offset by lower outside services, occupancy, other operating expense and the card reward accounting change impact.
Noninterest expense of $1.6 billion decreased $13 million, or 1%, compared to first half 2015 as the impact of higher salaries and employee benefits and amortization of software were more than offset by lower occupancy and other operating expense and the card reward accounting change impact. First half 2015 results also reflected $50 million of pre-tax restructuring charges and special items. Excluding the impact of the restructuring charges and special items, noninterest expense increased $37 million.

Provision for Income Taxes
The provision for income taxes was $118 million and $92 million in the second quarter of 2016 and 2015, respectively. This resulted in an effective tax rate of 32.6% and 32.7% in the second quarter of 2016 and 2015, respectively. The effective income tax rate was substantially the same in the second quarter of 2016 as it was in the second quarter of 2015.
The provision for income taxes was $227 million and $198 million in first half 2016 and 2015, respectively. This resulted in an effective tax rate of 32.7% and 33.2% in first half 2016 and 2015, respectively. The decrease in the effective rate from 2015 to 2016 was primarily attributable to an increase in tax advantaged investing.
At June 30, 2016, we reported a net deferred tax liability of $961 million, compared to a $730 million liability at December 31, 2015. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments. For further discussion, see Note 10 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended June 30, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other(6)	Consolidated
Net interest income	$602	$314	$7	$923
Noninterest income	219	122	14	355
Total revenue	821	436	21	1,278
Noninterest expense	632	186	9	827
Profit before provision for credit losses	189	250	12	451
Provision for credit losses	49	(1)	42	90
Income (loss) before income tax expense (benefit)	140	251	(30)	361
Income tax expense (benefit)	50	87	(19)	118
Net income (loss)	$90	$164	($11)	$243
Loans and leases and loans held for sale (period-end) (1)	$54,999	$46,455	$2,947	$104,401
Average Balances:
Total assets	$55,660	$47,388	$39,131	$142,179
Loans and leases and loans held for sale (1)	54,353	46,073	3,059	103,485
Deposits	71,863	25,113	7,005	103,981
Interest-earning assets	54,400	46,170	28,922	129,492
Key Metrics
Net interest margin (2)	4.45%	2.74%	NM	2.84%
Efficiency ratio (3)	76.98	42.88	NM	64.71
Average loans to average deposits ratio (4)	75.63	183.46	NM	99.52
Return on average total tangible assets (2) (3)	0.65	1.39	NM	0.72
Return on average tangible common equity (2) (3) (5)	7.09	13.04	NM	7.30
(1) Includes loans and leases held for sale.
(2) Ratios for the period ended June 30, 2016 are presented on an annualized basis.
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
(6) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — June 30, 2016 Compared with December 31, 2015 — Loans and Leases-Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2016
(dollars in millions)	Consumer Banking		Commercial Banking	Other(6)	Consolidated
Net interest income	$1,183		$614	$30	$1,827
Noninterest income	427		221	37	685
Total revenue	1,610		835	67	2,512
Noninterest expense	1,248		373	17	1,638
Profit before provision for credit losses	362		462	50	874
Provision for credit losses	112		8	61	181
Income (loss) before income tax expense (benefit)	250		454	(11)	693
Income tax expense (benefit)	89		157	(19)	227
Net income	$161		$297	$8	$466
Loans and leases and loans held for sale (period-end) (1)	$54,999		$46,455	$2,947	$104,401
Average Balances:
Total assets	$55,388		$46,346	$38,745	$140,479
Loans and leases and loans held for sale (1)	54,049	—	44,986	3,017	102,052
Deposits	71,367		24,973	6,641	102,981
Interest-earning assets	54,097		45,078	28,654	127,829
Key Metrics
Net interest margin (2)	4.40%		2.74%	NM	2.85%
Efficiency ratio (3)	77.52		44.73	NM	65.18
Average loans to average deposits ratio (4)	75.73		180.14	NM	99.10
Return on average total tangible assets (2) (3)	0.58		1.29	NM	0.70
Return on average tangible common equity (2) (3) (5)	6.34		12.14	NM	6.96
(1) Includes loans and leases held for sale.
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
(6) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — June 30, 2016 Compared with December 31, 2015 — Loans and Leases-Non-Core Assets.”

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
Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $2.0 billion as of June 30, 2016, down 14% from December 31, 2015. The largest component of our non-core portfolio is our home equity products currently or formerly serviced by others portfolio.
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
Consumer Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change		Percent
Net interest income	$602	$544	$58	11%	$1,183	$1,077	$106		10%
Noninterest income	219	230	(11)	(5)	427	449	(22)		(5)
Total revenue	821	774	47	6	1,610	1,526	84		6
Noninterest expense	632	613	19	3	1,248	1,209	39		3
Profit before provision for credit losses	189	161	28	17	362	317	45		14
Provision for credit losses	49	60	(11)	(18)	112	123	(11)		(9)
Income before income tax expense	140	101	39	39	250	194	56		29
Income tax expense	50	35	15	43	89	67	22		33
Net income	$90	$66	$24	36	$161	$127	$34		27
Loans and leases and loans held for sale (period-end) (1)	$54,999	$51,758	$3,241	6	$54,999	$51,758	$3,241		6
Average Balances:
Total assets	$55,660	$52,489	$3,171	6	$55,388	$52,048	$3,340		6
Loans and leases and loans held for sale (1)	54,353	51,024	3,329	7	54,049	50,644	3,405		7
Deposits	71,863	69,963	1,900	3	71,367	68,747	2,620		4
Interest-earning assets	54,400	51,061	3,339	7%	54,097	50,679	3,418		7
Key Metrics
Net interest margin (2)	4.45%	4.28%	17 bps	—	4.40%	4.29%	11	bps	—
Efficiency ratio (3)	76.98	79.25	(227) bps	—	77.52	79.25	(173	) bps	—
Average loans to average deposits ratio (4)	75.63	72.93	270 bps	—	75.73	73.67	206	bps	—
Return on average total tangible assets (2) (3)	0.65	0.51	14 bps	—	0.58	0.49	9	bps	—
Return on average tangible common equity (2) (3) (5)	7.09	5.66	143 bps	—	6.34	5.48	86	bps	—
(1) Includes loans and leases held for sale.
(2)  Ratios for the periods ended June 30, 2016 and 2015 are presented on an annualized basis.
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
Consumer Banking net income of $90 million increased $24 million, or 36%, from $66 million in second quarter 2015, as the benefit of a $47 million increase in revenue and an $11 million decrease in provision was partially offset by a $19 million increase in noninterest expense.
Net interest income of $602 million increased $58 million, or 11%, from second quarter 2015, driven by the benefit of a $3.3 billion increase in average loans, reflecting growth in student, mortgage, auto and consumer unsecured loans and improved deposit spreads.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income decreased $11 million, or 5%, from second quarter 2015, as an increase in service charges and fees was more than offset by a reduction in card fees tied to the card reward accounting change. Results also reflect lower mortgage banking fees, which declined from second quarter 2015 levels, largely as the benefit of higher application volumes and sale gains and spreads was more than offset by a reduction in MSR valuations from higher first quarter 2015 levels reflecting the reduction in long-term rates.
Noninterest expense of $632 million increased $19 million, or 3%, from $613 million in second quarter 2015, driven by higher salaries and benefits largely related to the timing of merit increases and incentive payments. Results also reflect an increase in outside services expense and equipment expense, largely offset by the card reward accounting change impact.
Provision for credit losses of $49 million decreased $11 million, or 18%, from $60 million in second quarter 2015, driven by lower net charge-offs in home equity.
Consumer Banking net income of $161 million increased $34 million, or 27%, from $127 million in first half 2015, as the benefit of a $84 million increase in revenue was partially offset by a $39 million increase in noninterest expense.
Net interest income of $1.2 billion increased 10% from first half 2015, driven by growth in student, mortgage and auto loans, improved loan yields which reflected the benefit of higher rates and improved mix as well as the benefit of growth in lower cost deposits.
Noninterest income decreased $22 million, or 5%, from first half 2015, driven by lower mortgage banking fees and a reduction in card fees tied to the card reward accounting change, partially offset by higher service charges and fees.
Noninterest expense of $1.2 billion increased $39 million, or 3%, from first half 2015, driven by higher salaries and benefits, outside services expense and equipment expense, partially offset by the card reward accounting change impact.
Provision for credit losses of $112 million decreased $11 million, or 9%, from $123 million in first half 2015, driven by lower net charge-offs in home equity.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net interest income	$314	$286	$28	10%	$614	$562	$52	9%
Noninterest income	122	108	14	13	221	208	13	6
Total revenue	436	394	42	11	835	770	65	8
Noninterest expense	186	181	5	3	373	354	19	5
Profit before provision for credit losses	250	213	37	17	462	416	46	11
Provision for credit losses	(1)	7	(8)	(114)	8	(14)	22	157
Income before income tax expense	251	206	45	22	454	430	24	6
Income tax expense	87	71	16	23	157	148	9	6
Net income	$164	$135	$29	21	$297	$282	$15	5
Loans and leases and loans held for sale (period-end) (1)	$46,455	$41,999	$4,456	11	$46,455	$41,999	$4,456	11
Average Balances:
Total assets	$47,388	$42,617	$4,771	11	$46,346	$42,114	$4,232	10
Loans and leases and loans held for sale (1)	46,073	41,467	4,606	11	44,986	40,857	4,129	10
Deposits	25,113	22,717	2,396	11	24,973	22,326	2,647	12
Interest-earning assets	46,170	41,535	4,635	11	45,078	40,943	4,135	10
Key Metrics
Net interest margin (2)	2.74%	2.76%	(2) bps	—	2.74%	2.77%	(3) bps	—
Efficiency ratio (3)	42.88	46.07	(319) bps	—	44.73	46.04	(131) bps	—
Average loans to average deposits ratio (4)	183.46	182.54	92 bps	—	180.14	183.00	(286) bps	—
Return on average total tangible assets (2)(3)	1.39	1.27	12 bps	—	1.29	1.35	(6) bps	—
Return on average tangible common equity (2) (3) (5)	13.04	11.69	135 bps	—	12.14	12.41	(27) bps	—
(1) Includes loans and leases held for sale.
(2)  Ratios for the periods ended June 30, 2016 and 2015 are presented on an annualized basis.
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
Commercial Banking net income of $164 million increased $29 million, or 21%, from $135 million in second quarter 2015, as a $42 million increase in total revenue and lower provision was partially offset by a $5 million increase in noninterest expense.
Net interest income of $314 million increased $28 million, or 10%, from $286 million in second quarter 2015, reflecting the benefit of a $4.6 billion increase in average loans and leases, improved deposit spreads and a $2.4 billion increase in average deposits.
Noninterest income of $122 million increased $14 million, or 13%, from $108 million in second quarter 2015, reflecting strength in service charges and fees, interest rate products (presented in other income) and capital market fees. Improved conditions in both the loan and bond markets, as well as the launch of our broker-dealer were drivers of the strength in capital markets fees.
Noninterest expense of $186 million increased $5 million, or 3%, from $181 million in second quarter 2015, as increased salaries and employee benefits related to the timing of merit increases and incentive payments and higher insurance costs were partially offset by lower outside services.
Provision for credit losses of ($1) million decreased $8 million from second quarter 2015 levels, reflecting lower charge-offs.
Commercial Banking net income of $297 million increased $15 million, or 5%, from $282 million in first half 2015, as the benefit of a $65 million increase in total revenue was partially offset by a $19 million increase in noninterest expense and $22 million increase in provision for credit losses.
Net interest income of $614 million increased $52 million, or 9%, from $562 million in first half 2015, reflecting a $4.1 billion increase in average loans and leases, improved deposit spreads, and a $2.6 billion increase in deposits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income of $221 million increased $13 million, or 6%, from first half 2015, reflecting strength in service charges and fees, interest rate products (presented in other income) and capital market fees. Improved conditions in both the loan and bond markets, as well as the launch of our broker-dealer were drivers of the strength in capital markets fees.
Noninterest expense of $373 million increased $19 million, or 5%, from $354 million in first half 2015, reflecting increased salaries and employee benefits and outside services.
Provision for credit losses of $8 million increased $22 million from first half 2015.
Other

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net interest income	$7	$10	($3)	(30%)	$30	$37	($7)	(19%)
Noninterest income	14	22	(8)	(36)	37	50	(13)	(26)
Total revenue	21	32	(11)	(34)	67	87	(20)	(23)
Noninterest expense	9	47	(38)	(81)	17	88	(71)	(81)
Profit (loss) before provision for credit losses	12	(15)	27	180	50	(1)	51	NM
Provision for credit losses	42	10	32	NM	61	26	35	135
Income (loss) before income tax expense (benefit)	(30)	(25)	(5)	(20)	(11)	(27)	16	59
Income tax expense (benefit)	(19)	(14)	(5)	(36)	(19)	(17)	(2)	(12)
Net income (loss)	($11)	($11)	$—	—	$8	($10)	$18	180
Loans and leases and loans held for sale (period-end) (1)	$2,947	$3,478	($531)	(15)	$2,947	$3,478	($531)	(15)
Average Balances:
Total assets	$39,131	$40,415	($1,284)	(3)	$38,745	$40,267	($1,522)	(4)
Loans and leases and loans held for sale (1)	3,059	3,569	(510)	(14)	3,017	3,676	(659)	(18)
Deposits	7,005	5,853	1,152	20	6,641	6,024	617	10
Interest-earning assets	28,922	30,609	(1,687)	(6)	28,654	30,657	(2,003)	(7)
(1) Includes loans and leases held for sale.

Other net loss of $11 million was flat with second quarter 2015, reflecting the lack of restructuring charges and special items, offset by lower revenue and an increase in provision for credit losses, which reflects a $25 million reserve build compared to a $1 million reserve release in second quarter 2015.
Other net income of $8 million increased from a $10 million net loss in first half 2015, reflecting the lack of restructuring charges and special items and lower noninterest expense, offset by lower revenue and an increase in provision for credit losses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — June 30, 2016 Compared with December 31, 2015
Loans and Leases
The following table shows the composition of loans and leases, including non-core loans, as of:

(dollars in millions)	June 30, 2016	December 31, 2015	Change	Percent
Commercial	$35,927	$33,264	$2,663	8%
Commercial real estate	9,825	8,971	854	10
Leases	3,805	3,979	(174)	(4)
Total commercial	49,557	46,214	3,343	7
Residential mortgages	13,855	13,318	537	4
Home equity loans	2,177	2,557	(380)	(15)
Home equity lines of credit	14,418	14,674	(256)	(2)
Home equity loans serviced by others (1)	860	986	(126)	(13)
Home equity lines of credit serviced by others (1)	273	389	(116)	(30)
Automobile	14,075	13,828	247	2
Student	5,516	4,359	1,157	27
Credit cards	1,613	1,634	(21)	(1)
Other retail	1,207	1,083	124	11
Total retail	53,994	52,828	1,166	2
Total loans and leases (2) (3)	$103,551	$99,042	$4,509	5%
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.
(2) Excluded from the table above are loans held for sale totaling $850 million and $365 million as of June 30, 2016 and December 31, 2015, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.2 billion and $17.6 billion at June 30, 2016 and December 31, 2015, respectively.
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
Total loans and leases of $103.6 billion as of June 30, 2016, increased $4.5 billion, or 5%, from $99.0 billion as of December 31, 2015, reflecting growth in both commercial and retail products. Total commercial loans and leases of $49.6 billion grew $3.3 billion, or 7%, from $46.2 billion as of December 31, 2015, reflecting commercial loan growth of $2.7 billion and commercial real estate loan growth of $854 million. Total retail loans of $54.0 billion increased by $1.2 billion, or 2%, from $52.8 billion as of December 31, 2015, largely driven by a $1.2 billion increase in student loans and a $537 million increase in residential mortgages, partially offset by lower home equity balances.
Loan purchases and sales in first half 2016, net of runoff of previously purchased loans, reduced loan growth in first half 2016 by $552 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	June 30, 2016	December 31, 2015	(Date of Designation) June 30, 2009	Change from 2016-2015	Change from 2016-2009
Commercial	$34	$38	$1,900	(11%)	(98%)
Commercial real estate	102	130	3,412	(22)	(97)
Total commercial	136	168	5,312	(19)	(97)
Residential mortgages	266	297	1,467	(10)	(82)
Home equity loans	68	69	384	(1)	(82)
Home equity lines of credit	68	74	231	(8)	(71)
Home equity loans serviced by others (1)	860	986	4,591	(13)	(81)
Home equity lines of credit serviced by others (1)	273	389	1,589	(30)	(83)
Automobile	—	—	769	—	(100)
Student	310	329	1,495	(6)	(79)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	1,845	2,144	14,789	(14)	(88)
Total non-core loans	1,981	2,312	20,101	(14)	(90)
Other assets	23	26	378	(12)	(94)
Total non-core assets	$2,004	$2,338	$20,479	(14%)	(90%)
(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.0 billion as of June 30, 2016. We have actively managed these loans down since they were designated as non-core on June 30, 2009. Between that date and June 30, 2016, the portfolio decreased $18.5 billion, or 90%, including principal repayments of $10.5 billion; charge-offs of $3.9 billion; transfers back to the core portfolio of $2.8 billion; and sales of $1.3 billion.
Non-core assets totaled $2.0 billion as of June 30, 2016, a decrease of $334 million from December 31, 2015, driven by principal repayments of $308 million. Commercial non-core loans of $136 million declined 19% compared to December 31, 2015. Retail non-core loan balances of $1.8 billion decreased $299 million, or 14%, compared to December 31, 2015.
The largest component of our non-core portfolio is the home equity SBO portfolio. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $609 million and $763 million as of June 30, 2016 and December 31, 2015, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007, with exposure down to $1.1 billion as of June 30, 2016, compared to $1.4 billion as of December 31, 2015. The SBO portfolio represented 4% of the retail real estate secured portfolio and 2% of the overall retail loan portfolio as of June 30, 2016.
The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 709 and CLTV of 89% as of June 30, 2016. The proportion of the portfolio in a second lien position was 96% with 72% of the portfolio in out-of-footprint geographies including 27% in California, Nevada, Arizona and Florida.
SBO net charge-offs of $7 million remained relatively stable with fourth quarter 2015 levels. The SBO portfolio annualized net charge-off rate increased 58 basis points to 2.44%, compared to 1.86% in fourth quarter 2015, driven by balance liquidation.
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
The allowance for credit losses totaled $1.3 billion at June 30, 2016 and December 31, 2015. Our ALLL was 1.20% of total loans and leases and 119% of nonperforming loans and leases as of June 30, 2016 compared with 1.23% and 115%, respectively, as of December 31, 2015.
Overall, loan portfolio credit quality remained strong in the six months ended June 30, 2016. Net charge-offs of $148 million increased $16 million, or 12%, from $132 million for the six months ended June 30, 2015, primarily driven by higher losses in the commercial loan portfolio. Annualized net charge-offs of 0.29% of average total loans and leases was relatively stable as compared to 0.28% for the six months ended June 30, 2015. The 90 day or more past due delinquency rate was 0.9% as of June 30, 2016 and December 31, 2015. Nonperforming loans and leases totaled $1.0 billion, or 1.01%, of the total portfolio as of June 30, 2016 as compared to $1.1 billion, or 1.07%, of the total loan portfolio as of December 31, 2015.
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
As of June 30, 2016, nonperforming commercial loans and leases increased $199 million to $347 million, compared to $148 million as of December 31, 2015, driven by a $195 million increase in nonperforming oil and gas industry loans following new negative guidance related to multi-tiered debt structures. As of June 30, 2016, total commercial nonperforming loans stood at 0.7% of the commercial loan portfolio, compared to 0.3% as of December 31, 2015. Total commercial loan and lease portfolio net charge-offs of $2 million compared to net charge-offs of $7 million in second quarter 2015.
Total commercial criticized loans and leases portfolio of $2.7 billion, or 5.5% of the portfolio compared to $2.6 billion, or 5.6% at December 31, 2015. Commercial criticized balances remain unchanged at $2.0 billion, or 5.6%, of commercial loans as of June 30, 2016, compared to $2.0 billion, or 6.0%, as of December 31, 2015. Commercial real estate criticized balances of $544 million, or 5.5%, of the commercial real estate portfolio compared to $521 million, or 5.8%, as of December 31, 2015. Commercial criticized loans to total criticized loans of 73% as of June 30, 2016 compared to 76% as of December 31, 2015. Commercial real estate accounted for 20% of criticized loans as of June 30, 2016 and December 31, 2015.
Retail Loan Asset Quality
For retail loans, we primarily use the loan’s payment and delinquency status to monitor credit quality. The longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance, student lending and unsecured portfolios. Retail assets increased $1.2 billion to $54.0 billion as of June 30, 2016, a 2.2% increase from December 31, 2015, driven by growth in the student lending, other unsecured and residential mortgage portfolios, offset by a reduction in home equity.
The credit composition of our retail loan portfolio at June 30, 2016 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 757, which was stable with December 31, 2015 levels. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the appraised value of the property and was 62.7% as of June 30, 2016 compared to 63.6% as of December 31, 2015. Excluding the SBO portfolio, the real estate CLTV was 61.6% as of June 30, 2016 compared to 62.3% as of December 31, 2015. Retail asset quality continued to improve with an annualized net charge-off rate (core and non-core) of 0.48% in second quarter 2016, a decrease of twelve basis points from fourth quarter 2015, driven by improvement in home equity and auto portfolios.
Nonperforming retail loans as a percentage of total retail loans were 1.3% as of June 30, 2016, a 40 basis point decrease from December 31, 2015, driven primarily by the first quarter 2016 transfer of non-performing retail TDRs to held for sale and the reclassification of residential mortgage loans guaranteed by government entities to performing in keeping with industry practice. Nonperforming balances at June 30, 2016 excluded $71 million of troubled debt restructured loans held for sale, including $54 million of residential mortgages and $17 million of home equity loans, and $49 million of government guaranteed loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower that is experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual or continuing on accrual status. As of June 30, 2016, $802 million of retail loans were classified as retail TDRs, compared with $1.2 billion as of December 31, 2015. Other loans held for sale, as of June 30, 2016, contained $322 million of TDRs, including $262 million of residential mortgages and $60 million of home equity loans. In July 2016, we completed the TDR sale. See Note 21 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
In the retail TDR population, $252 million were in nonaccrual status of which 59% were current in payment. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
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
The tables that follow present an aging of our retail TDRs:

	June 30, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$110	3	$7	$44	$164
Home equity loans	125	3	4	26	158
Home equity lines of credit	161	5	5	15	186
Home equity loans serviced by others (1)	60	3	1	2	66
Home equity lines of credit serviced by others (1)	7	—	—	3	10
Automobile	15	1	1	1	18
Student	156	3	2	1	162
Credit cards	24	1	1	—	26
Other retail	12	—	—	—	12
Total	$670	$19	$21	$92	$802

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2015
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$327	$25	$12	$77	$441
Home equity loans	170	13	6	35	224
Home equity lines of credit	163	7	4	20	194
Home equity loans serviced by others (1)	67	2	1	4	74
Home equity lines of credit serviced by others (1)	6	1	—	3	10
Automobile	13	1	—	—	14
Student	157	4	2	2	165
Credit cards	25	1	1	1	28
Other retail	14	1	—	—	15
Total	$942	$55	$26	$142	$1,165

(1) Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others. We now service a portion of this portfolio internally.

The tables that follow present the accrual status of our retail TDRs:

	June 30, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$84	$80	$164
Home equity loans	107	51	158
Home equity lines of credit	126	60	186
Home equity loans serviced by others (1)	48	18	66
Home equity lines of credit serviced by others (1)	4	6	10
Automobile	11	7	18
Student	133	29	162
Credit cards	25	1	26
Other retail	12	—	12
Total	$550	$252	$802
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of credit quality, market risk and liquidity. The following table presents our securities AFS and HTM:

	June 30, 2016		December 31, 2015
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury and other	$15	$15	$16	$16	($1)	(6%)
State and political subdivisions	9	9	9	9	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17,588	17,981	17,234	17,320	661	4
Other/non-agency	489	457	555	522	(65)	(12)
Total mortgage-backed securities	18,077	18,438	17,789	17,842	596	3
Total debt securities	18,101	18,462	17,814	17,867	595	3
Marketable equity securities	5	5	5	5	—	—
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	17	17	—	—
Total securities available for sale	$18,118	$18,479	$17,831	$17,884	$595	3%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,912	$4,031	$4,105	$4,121	($90)	(2%)
Other/non-agency	1,061	1,105	1,153	1,176	(71)	(6)
Total securities held to maturity	$4,973	$5,136	$5,258	$5,297	($161)	(3)
Total securities available for sale and held to maturity	$23,091	$23,615	$23,089	$23,181	$434	2%

As of June 30, 2016, the fair value of the AFS and HTM securities portfolio increased $434 million to $23.6 billion, compared with $23.2 billion as of December 31, 2015, driven by an increase in the market value of the securities portfolio due to a decline in interest rates, which was partially offset by cash flow runoff in excess of reinvestment. During second quarter 2016, $126 million in mortgage-backed securities were sold and the proceeds were reinvested into lower coupon securities for risk management purposes.
As of June 30, 2016, the portfolio’s average effective duration was 2.4 years compared with 3.5 years as of December 31, 2015, reflecting an increase in prepayment speeds due to lower long term rates. This change in securities duration reduced overall asset sensitivity through first quarter, but had no net impact on overall asset sensitivity during the second quarter. The combination of securities duration, swap positions, and borrowed funds are proactively managed by the Company.
In June 2016, we migrated from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment. See Note 2 “Securities” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
The securities portfolio included high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represented the vast majority of the securities portfolio holdings. The portfolio composition has also been dominated by holdings backed by mortgages so that they may be pledged to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits
The table below represents the major components of our deposits:

(dollars in millions)	June 30, 2016	December 31, 2015	Change	Percent
Demand	$27,108	$27,649	($541)	(2%)
Checking with interest	19,838	17,921	1,917	11
Regular savings	8,841	8,218	623	8
Money market accounts	37,503	36,727	776	2
Term deposits	12,967	12,024	943	8
Total deposits	$106,257	$102,539	$3,718	4%

Total deposits as of June 30, 2016 increased $3.7 billion to $106.3 billion, compared to $102.5 billion, as growth in checking with interest, term deposits, savings, and money market products was partially offset by a decrease in demand deposits.

Borrowed Funds
Short-term borrowed funds
The following is a summary of our short-term borrowed funds:

(dollars in millions)	June 30, 2016	December 31, 2015	Change	Percent
Securities sold under agreements to repurchase	$717	$802	($85)	(11%)
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,770	2,630	140	5
Total short-term borrowed funds	$3,487	$3,432	$55	2%
Short-term borrowed funds of $3.5 billion as of June 30, 2016, increased $55 million from December 31, 2015, reflecting a decrease of $85 million in customer repurchase agreements and an increase of $140 million in other short-term borrowed funds (primarily short-term FHLB advances).
    As of June 30, 2016, our total contingent liquidity was $23.2 billion, consisting of $2.7 billion in net cash at the FRB (which is defined as excess cash balances held at the FRBs), $17.0 billion in unencumbered high-quality and liquid securities, and $3.5 billion in unused FHLB borrowing capacity. Asset liquidity, a component of contingent liquidity, consisting of excess cash balances at the FRB and unencumbered high-quality and liquid securities, was $19.7 billion. Additionally, $11.7 billion in secured Discount Window capacity from the FRBs created total available liquidity of approximately $34.9 billion.
Key data related to short-term borrowed funds is presented in the following table:

(dollars in millions)	As of and for the Six Months Ended June 30, 2016	As of and for the Year Ended Dec. 31, 2015	As of and for the Six Months Ended June 30, 2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.00%	0.15%	0.27%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.65	0.44	0.26
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,274	$5,375	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	4,764	7,004	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$927	$3,364	$4,489
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,421	5,865	6,732
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.07%	0.22%	0.21%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.60	0.28	0.26
Note: Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements, but excludes certain hedging costs and broker fees.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
The following is a summary of our long-term borrowed funds:

(in millions)	June 30, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023	333	333
3.750% fixed rate subordinated debt, due 2024	250	250
4.023% fixed rate subordinated debt, due 2024	218	331
4.082% fixed rate subordinated debt, due 2025	355	331
4.350% fixed rate subordinated debt, due 2025	249	250
4.300% fixed rate subordinated debt, due 2025	749	750
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017	753	749
2.300% senior unsecured notes, due 2018	756	747
2.450% senior unsecured notes, due 2019	767	752
2.500% senior unsecured notes, due 2019	753	—
2.550% senior unsecured notes, due 2021	1,004	—
Federal Home Loan advances due through 2033	5,264	5,018
Other	12	25
Total long-term borrowed funds	$11,810	$9,886

Note: The June 30, 2016 balances above reflect the impact of unamortized deferred issuance costs and discounts. See Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

On July 28, 2016, we issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of our subordinated notes held by RBS. Specifically, we retired $334 million of our 4.082% subordinated notes due 2025 and $166 million of our 4.023% subordinated notes due 2024 that were held by RBS. See Note 21 “Subsequent Events” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.
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
Long-term borrowed funds of $11.8 billion as of June 30, 2016 increased $1.9 billion from December 31, 2015, primarily driven by a $1.8 billion increase in senior bank debt. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales is available. Additionally, there is capacity to grow deposits or issue senior or subordinated notes.

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances totaled $5.0 billion as of June 30, 2016 and December 31, 2015. Pay-fixed rates on the swaps ranged from 1.82% to 4.30% as of June 30, 2016, compared to 1.96% to 4.30% as of December 31, 2015. We received the daily federal funds effective rate on the legacy $500 million notional position, while the remaining $4.5 billion are forward starting positions which begin accruing interest starting in July 2016 and later periods.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets, and to hedge market risk on fixed rate capital markets debt issuances. At June 30, 2016 and December 31, 2015, the notional amount of receive-fixed swap hedges totaled $10.5 billion and $8.5 billion, respectively. The fixed-rate ranges were 1.06% to 2.05% and 0.77% to 2.04%, respectively. We paid one-month and three-month LIBOR on these swaps.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In February 2016, we terminated $3.0 billion of two-year original term receive-fixed interest rate swaps that hedged the interest rate exposure on floating rate commercial loans. The transaction resulted in a $12.5 million gain which will be amortized over the remaining life of the swap.
In March and May 2016, we entered into receive-fixed interest-rate swaps totaling $750 million and $1.0 billion, respectively, to manage the interest rate exposure on a medium term debt issued in the same months. These agreements converted the fixed-rate debt coupon to three-month LIBOR based floating funding. We receive a fixed rate of 1.06% and 1.17%, respectively, on the swap agreements and pay three month LIBOR.
In June 2016, we entered into a $500 million five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and reduce longer-term net interest income sensitivity. We receive a fixed rate of 1.09% on the agreement and pay one month LIBOR.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.
The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 11 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

	June 30, 2016			December 31, 2015
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$15,500	$425	$255	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	39,606	810	723	33,719	540	455
Foreign exchange contracts	9,490	193	185	8,366	163	156
Other contracts	1,491	15	14	981	8	5
Total derivatives not designated as hedging instruments		1,018	922		711	616
Gross derivative fair values		1,443	1,177		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(130)	(130)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(37)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,312	$1,010		$625	$485
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
At June 30, 2016, the overall derivative asset value increased $687 million and the liability balance increased by $525 million from December 31, 2015, primarily due to decreased fixed interest rates at June 30, 2016, compared to December 31, 2015.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The U.S. Basel III final rules also introduced a new capital conservation buffer (“CCB”), composed entirely of CET1, on top of these three minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until the buffer reaches its fully phased in level of 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the applicable capital conservation buffer) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall. Under the U.S. Basel III final rules, the effective minimum capital ratios as of January 1, 2016 were:

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
With respect to CBNA and CBPA, the U.S. Basel III final rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios under Basel III Transitional rules as of June 30, 2016 and December 31, 2015. In addition, the table includes pro forma Basel III ratios as of June 30, 2016 and December 31, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

	Transitional Basel III				Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of June 30, 2016
Common equity tier 1 capital(2)(6)	$13,768	11.5%	5.125%	6.5%	11.5%	7.0%	6.5%
Tier 1 capital(3)(6)	14,015	11.7	6.625	8.0	11.7	8.5	8.0
Total capital(4)(6)	17,823	14.9	8.625	10.0	14.9	10.5	10.0
Tier 1 leverage(5)	14,015	10.3	4.000	5.0	10.3	4.0	5.0
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(2)	$13,389	11.7%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,636	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,505	15.3	8.0	10.0	15.3	10.5	10.0
Tier 1 leverage(5)	13,636	10.5	4.0	5.0	10.5	4.0	5.0
(1) These are non-GAAP financial measures. For more information on the computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) “Common equity tier 1 capital ratio” as of June 30, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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

Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk-weighted assets were measured using the Basel 2.5 market risk rules. Refer to “—Market Risk — Market Risk Regulatory Capital,” for further information. CFG applies the Basel III standardized approach, as defined by the U.S. regulators, for determining the assignment of risk-weighted assets. Under the Standardized approach no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.5% at June 30, 2016. As of June 30, 2016, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.8 billion and total risk-weighted assets would be $119.7 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital, total capital and risk-weighted assets, see the following table.

(dollars in millions)	June 30, 2016	December 31, 2015
Common equity tier 1 capital	$13,768	$13,389
Impact of intangibles at 100%	(1)	(2)
Fully phased-in common equity tier 1 capital(1)	$13,767	$13,387
Total capital	$17,823	$17,505
Impact of intangibles at 100%	(1)	(2)
Fully phased in common total capital(1)	$17,822	$17,503
Risk-weighted assets	$119,492	$114,084
Impact of intangibles - 100% capital deduction	(1)	(2)
Impact of mortgage servicing assets at 250% risk weight	229	246
Fully phased-in risk-weighted assets(1)	$119,720	$114,328
Transitional common equity tier 1 ratio(2)	11.5%	11.7%
Fully phased-in common equity tier 1 ratio(1)(2)	11.5	11.7
Transitional total capital ratio(3)	14.9	15.3
Fully phased-in total capital ratio(1)(3)	14.9	15.3
(1) These are non-GAAP financial measures.
(2) “Common equity tier 1 capital ratio” as of June 30, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.

Regulatory Capital Ratios and Capital Composition
The following table presents capital and capital ratio information under Basel III Standardized approach as of June 30, 2016 and December 31, 2015:

					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as “Well Capitalized”
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Basel III Transitional as of June 30, 2016
Common equity tier 1 capital(1)(5)	$13,768	11.5%	$6,124	5.125%	$7,767	6.5%
Tier 1 capital(2)(5)	14,015	11.7	7,916	6.625	9,559	8.0
Total capital(3)(5)	17,823	14.9	10,306	8.625	11,949	10.0
Tier 1 leverage(4)	14,015	10.3	5,452	4.000	6,815	5.0
Risk-weighted assets	119,492
Quarterly adjusted average assets	136,301
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital(2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital(3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage(4)	13,636	10.5	5,218	4.0	6,523	5.0
Risk-weighted assets	114,084
Quarterly adjusted average assets	130,455
(1) “Common equity tier 1 capital ratio” as of June 30, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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

CET1 capital under Basel III Standardized Transitional rules was $13.8 billion at June 30, 2016, an increase of $379 million from $13.4 billion at December 31, 2015. The increase was primarily attributable to net income and amortization of deferred tax related to goodwill for six months ended June 30, 2016, net of dividends paid to stockholders. At June 30, 2016, there was

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at June 30, 2016 was $14.0 billion, an increase of $379 million from $13.6 billion at December 31, 2015. Total capital was $17.8 billion at June 30, 2016, an increase of $318 million from December 31, 2015 driven primarily by net income, net of dividends paid to stockholders and the repurchase of subordinated debt.
Risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2016 were $119.5 billion, an increase of $5.4 billion as compared to December 31, 2015. The primary drivers for this change were growth in commercial and student loan exposures.
As of June 30, 2016, the tier 1 leverage ratio decreased approximately 17 basis points to 10.3% from 10.5% as of December 31, 2015. This decline reflected the net impact of a $5.8 billion increase in adjusted quarterly average total assets, which drove a 45 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 28 basis points to the ratio.
The following table presents our capital composition under the Basel III capital framework in effect for us at June 30, 2016 and at December 31, 2015:

	Transitional Basel III
(dollars in millions)	June 30, 2016	December 31, 2015
Total common stockholders’ equity	$19,979	$19,399
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(166)	28
Derivatives	(39)	(10)
Unamortized net periodic benefit costs	364	369
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	507	480
Other intangible assets	(1)	(1)
Total Common Equity Tier 1	13,768	13,389
Qualifying preferred stock	247	247
Total Tier 1 Capital	14,015	13,636

Qualifying long-term debt securities as tier 2	2,501	2,595
Allowance for loan and lease losses	1,246	1,216
Allowance for credit losses for off-balance sheet exposure	61	58
Total capital	$17,823	$17,505
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

In April 2016, we submitted our 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to our 2016 Capital Plan or to our proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. Our 2016 Capital Plan includes proposed quarterly common dividends of $0.12 per share through the end of 2016, a potential 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017.

All distributions proposed under our 2016 Capital Plan are subject to consideration and approval by the CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions. For third quarter 2016, CFG’s Board of Directors has approved a common dividend of $0.12 per share, a share repurchase plan, and the repurchase of $500 million of subordinated notes from RBS. All of these actions were included in our 2016 Capital Plan to which the Federal Reserve indicated no objection.
Capital Transactions
During the six months ended June 30, 2016, we completed the following capital actions:

•	Repurchased $125 million aggregate principal amount of our 4.023% subordinated notes due 2024 on March 7, 2016;

•
Declared quarterly common stock dividends of $0.10 per share for first quarter 2016 and of $0.12 per share for second quarter 2016, aggregating to dividend payments of approximately $53 million on February 18, 2016 and $64 million on May 18, 2016, respectively; and

•
Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to a dividend payment of approximately $7 million on April 6, 2016.

At June 30, 2016, all regulatory ratios remained well above their respective fully phased-in Basel III minimum plus the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory ratios are non-GAAP financial measures. For more information on computation of these non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures”.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel III Standardized Transitional rules as of June 30, 2016 and December 31, 2015:

	Transitional Basel III
	June 30, 2016		December 31, 2015
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital (1)	$11,039	11.5%	$10,754	11.7%
Tier 1 capital(2)	11,039	11.5	10,754	11.7
Total capital(3)	13,428	14.0	13,132	14.3
Tier 1 leverage(4)	11,039	10.5	10,754	10.7
Risk-weighted assets	96,032		91,625
Quarterly adjusted average assets	105,201		100,504
Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,068	12.8%	$3,017	13.0%
Tier 1 capital(2)	3,068	12.8	3,017	13.0
Total capital(3)	3,631	15.2	3,559	15.4
Tier 1 leverage(4)	3,068	8.7	3,017	9.1
Risk-weighted assets	23,959		23,179
Quarterly adjusted average assets	35,352		33,045
(1) “Common equity tier 1 capital ratio” as of June 30, 2016 represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
CBNA CET1 capital under Basel III Standardized Transitional rules was $11.0 billion at June 30, 2016, an increase of $285 million from $10.8 billion at December 31, 2015. The increase was primarily attributable to net income for the six months ended June 30, 2016, net of dividends paid to CFG. At June 30, 2016, CBNA held minimal additional tier 1 capital. Total capital was $13.4 billion at June 30, 2016, an increase of $296 million driven primarily by the increase in CET1 capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CBNA risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2016 were $96.0 billion, an increase of $4.4 billion as compared to December 31, 2015. The primary drivers for this change were the growth in commercial, student, auto and residential mortgage loan exposures.
As of June 30, 2016, the CBNA tier 1 leverage ratio decreased approximately 21 basis points to 10.5% from 10.7% as of December 31, 2015, driven by an increase in adjusted quarterly average total assets of $4.7 billion resulting in a 49 basis point decline in the ratio, partially offset by a 28 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.1 billion at June 30, 2016, an increase of $51 million from $3.0 billion at December 31, 2015. The increase was primarily attributable to net income for the six months ended June 30, 2016 and amortization of deferred tax assets related to goodwill, net of dividends paid to CFG.
At June 30, 2016, there was no additional tier 1 capital. Total capital was $3.6 billion at June 30, 2016, an increase of $72 million driven primarily by the increase in CET1 capital and an increase in allowance for credit losses.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at June 30, 2016 were $24.0 billion, an increase of $780 million as compared to December 31, 2015. The primary drivers for this change were growth in commercial and student loan exposures. These increases were partially offset by decreases in both the residential mortgage and home equity loans.
As of June 30, 2016, the CBPA tier 1 leverage ratio decreased approximately 45 basis points to 8.7% from 9.1% as of December 31, 2015, driven by an increase in adjusted quarterly average total assets of $2.3 billion resulting in a 60 basis point decline in the ratio, partially offset by a 15 basis point increase resulting from higher CET1 capital described above.

Liquidity
We define liquidity as an institution’s ability to meet its cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain current liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we separately identify and manage contingent liquidity (consisting of excess cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity) and asset liquidity (a component of contingent liquidity, consisting of excess cash balances at the FRB and unencumbered high-quality securities). We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
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
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of June 30, 2016, we held cash and cash equivalents of approximately $381 million, which should be viewed as a liquidity reserve.
Our liquidity risk is low for the following reasons: (i) we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding; (ii) the capital structures of our banking subsidiaries are similar to our capital structure. As of June 30, 2016, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.2%; and, (iii) our other cash flow requirements, such as operating expenses, are relatively small.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Our banking subsidiaries’ major businesses involve taking deposits and making loans. Hence, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. This debt represents a key source of unsecured, term, and stable funding, further diversifies the funding sources of CBNA, and creates a more peer-like funding structure for the consolidated enterprise. On March 14, 2016, we increased the size of this program from $3.0 billion to $5.0 billion. Also on March 14, 2016, CBNA issued $750 million in three-year fixed-rate senior notes, and on May 13, 2016, CBNA issued $1.0 billion in five-year fixed-rate senior notes. Preceding this issuance, on December 3, 2015, CBNA issued $750 million in three-year fixed-rate senior notes, and on December 4, 2014, CBNA issued $1.5 billion in fixed-rate senior notes, consisting of $750 million of three-year notes and $750 million in five-year notes.
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
Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity risk at both CBNA and CBPA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances, and/or by a refusal of the FRB to act as lender of last resort in systemic stress. Similarly, given the structure of their balance sheets, the funding liquidity risk of CBNA and CBPA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both (e.g., the financial crisis of 2008-2010). However, during the financial crisis, our banking subsidiaries reduced their dependence on unsecured wholesale funding to virtually zero. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively modest.
On June 23, 2016, Britain, via public referendum, voted to exit the European Union.  With neither the execution timing nor the impact of this decision clear, volatility increased significantly across the equity, currency, and debt markets.  Further, as part of our normal liquidity risk management practices, we continued to monitor access, volumes, and pricing levels across both the short-term and long-term wholesale funding markets, including maintaining a higher than normal cash balance at June 30, 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

An additional variable affecting our access, and the access of our banking subsidiaries, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

June 30, 2016
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At June 30, 2016, the majority of wholesale funding consisted of secured borrowings from the FHLBs collateralized by high-quality residential mortgage collateral.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRBG, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process, and the U.S. version of the LCR was effective for CFG beginning January 2016.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we were required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We have been fully compliant with the LCR since its January 2016 effective date, up through and including June 30, 2016.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan.
We are currently evaluating the impact of the U.S. federal bank regulatory agencies’ NSFR framework. If ultimately adopted as currently proposed, the implementation of the NSFR could impact our liquidity and funding requirements and practices in the future.
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
The mission of our Funding and Liquidity Unit is to deliver and otherwise maintain prudent levels of operating liquidity (to support expected and projected funding requirements), contingent liquidity (to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events), and regulatory liquidity (to address current and emerging requirements such as the LCR and the NSFR). Additionally, we will deliver this liquidity from stable funding sources, in a timely manner and at a reasonable cost, without significant adverse consequences.
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a sufficient liquidity buffer of unencumbered high-quality loans and securities.
As of June 30, 2016:

•	Core deposits, including loans and deposits held for sale, continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 98.3%;

•	Our net overnight position (which is defined as excess cash balances held at the Federal Reserve Banks plus federal funds sold minus federal funds purchased) totaled $2.7 billion;

•
Contingent liquidity was $23.2 billion, consisting of our net overnight position (defined above) of $2.7 billion, unencumbered high-quality and liquid securities of $17.0 billion, and unused FHLB capacity of $3.5 billion. Asset liquidity (a component of contingent liquidity) was $19.7 billion consisting of our net overnight position of $2.7 billion and unencumbered high-quality and liquid securities of $17.0 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the Federal Reserve based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $11.7 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding early warning indicators and metrics, including specific risk thresholds and limits. The early warning indicators include both the internal and external environment, providing both an inside-out and an outside-in risk perspective. The metrics are broadly classified as follows:

•	Current liquidity sources and capacities, including excess cash at the Federal Reserve Banks, free and liquid securities and available and secured FHLB borrowing capacity;

•	Contingent or stressed liquidity, including idiosyncratic, systemic and combined stress scenarios, in addition to evolving regulatory requirements such as the LCR and the NSFR; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored for each of us, our banking subsidiaries, and for our consolidated enterprise on a daily basis, including net overnight position, unencumbered securities, internal liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $704 million in first half 2016. Net cash used by investing activities was $5.6 billion, primarily reflecting a net increase in loans and leases of $5.0 billion and securities available for sale portfolio purchases

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of $2.4 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.0 billion. Cash provided by financing activities was $5.5 billion, driven by net increase in deposits of $3.7 billion, and proceeds from issuance of long-term borrowed funds of $7.0 billion, partially offset by a net decrease in other short-term borrowed funds of $1.4 billion, and repayments of long-term borrowed funds of $3.6 billion. The $7.0 billion proceeds included $1.74 billion from issuances of medium term debt and $5.25 billion in FHLB advances. The $3.6 billion of repayments includes $3.5 billion repayments of FHLB advances and $125 million paid to repurchase subordinated debt from RBS. These activities represented a cumulative increase in cash and cash equivalents of $570 million, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.7 billion as of June 30, 2016.
In first half 2015, our operating activities contributed $515 million in net cash. Net cash used by investing activities was $5.0 billion, primarily reflecting net securities available for sale portfolio purchases of $4.1 billion and a net increase in loans and leases of $3.6 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.1 billion. Cash provided by financing activities was $4.0 billion, driven by a net increase in deposits of $4.9 billion. These activities represented a cumulative decrease in cash and cash equivalents of $407 million, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of 2015, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of June 30, 2015.
Off-Balance Sheet Commitments
The following table presents our outstanding off-balance sheet commitments. See Note 12 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included elsewhere in this report.

(dollars in millions)	June 30, 2016	December 31, 2015	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$58,622	$56,524	$2,098	4%
Financial standby letters of credit	1,946	2,010	(64)	(3)
Performance letters of credit	37	42	(5)	(12)
Commercial letters of credit	70	87	(17)	(20)
Marketing rights	46	47	(1)	(2)
Risk participation agreements	64	26	38	146
Residential mortgage loans sold with recourse	9	10	(1)	(10)
Total	$60,794	$58,746	$2,048	3%
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
Our agreement to purchase automobile loans, originally entered into in May 2014, was most recently amended on February 18, 2016. For quarterly periods on or after August 1, 2015, the minimum and maximum purchases are $50 million and $200 million, respectively. The agreement automatically renews until terminated by either party. We may cancel the agreement at will with payment of a variable termination fee. There is no termination fee after May 2017.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Goodwill
Goodwill is an asset that represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but is subject to annual impairment tests. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. A reporting unit is a business operating segment or a component of a business operating segment. Citizens has two reporting units with assigned goodwill; the Consumer segment and the Commercial segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
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
We rely on several assumptions when estimating the fair value of our reporting units using the discounted cash flow method. These assumptions include the current discount rate, loan loss provision rates, tax rates, earnings and balance sheet growth rates, terminal value growth rate, capital levels, and a terminal value multiple. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, and beta for the reporting units. The discount rates are also calibrated on the assessment of the risks related to the projected cash flows of each reporting unit. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We corroborate the fair value of our reporting units determined by the discounted cash flow method using market-based methods: a comparable company method and a comparable transaction method. The comparable company method measures the fair value of a business by comparing it to publicly traded companies in similar lines of business. This involves identifying and selecting the comparable companies based on a number of factors (i.e., size, growth, profitability, risk and return on investment), calculating the market multiples (i.e., price-to-tangible book value, price-to-cash earnings and price-to-net income) of these comparable companies and then applying these multiples to our operating results to estimate the value of the reporting unit’s equity on a marketable, minority basis. A control premium is then applied to this value to estimate the fair value of the reporting unit on a marketable, controlling basis. The comparable transaction method measures fair value of a business based on exchange prices in actual transactions that have comparable factors to the reporting units. Adjustments for differences in factors described earlier (i.e., size, growth, profitability, risk and return on investment) are also considered.
We also corroborate the fair value of our reporting units determined by the discounted cash flow method by adding the aggregated sum of these fair value measurements to the fair value of our other segment operations and comparing this total to our observed market capitalization. As part of this process, we analyze the implied control premium to evaluate its reasonableness. Both positive and negative facts and circumstances are considered when completing this analysis, including company and market-specific factors, observed transaction data and any additional external evidence supporting the implied control premium. Since none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to CFG’s common stock price. The sum of the fair values of the reporting units at October 31, 2015 exceeded the overall market capitalization of CFG as of October 31, 2015.
During the first half of 2016, we observed significant volatility in the overall market capitalization of CFG. Given this market volatility, we reviewed our market capitalization implied control premium based on end of period, average, median, and high and low stock prices during the second quarter. We also considered the various systematic and cyclical factors affecting bank stocks, as well as idiosyncratic factors such as our above-average capital position and attractive franchise value given our size, footprint, and customer base to evaluate the implied control premium. We will continue to monitor the volatility of our market capitalization. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.
The valuation of goodwill is dependent on forward-looking expectations related to the performance of the U.S. economy and our associated financial performance. The prolonged delay in the full recovery of the U.S. economy, and the impact of that delay on earnings expectations, prompted a goodwill impairment test as of June 30, 2013. Although the U.S. economy had demonstrated signs of recovery, notably improvements in unemployment and housing, the pace and extent of recovery in these indicators, as well as in overall gross domestic product, lagged previous expectations. The impact of the slow recovery was most evident in our Consumer Banking reporting unit. Accordingly, the percentage by which the estimated fair value of our Consumer Banking reporting unit exceeded its carrying value declined from 7% at December 31, 2011 to 5% at December 31, 2012.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The CCO and his team also have responsibility for credit approvals for larger and higher risk transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in: Consumer Banking; Business Banking; Commercial Banking; Citizens Restructuring Management; Portfolio Analytics and Reporting; ALLL Analytics; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
The credit risk teams operate independently from the business lines to ensure decisions are not influenced by unbalanced objectives.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Apart from Industrials and CRE (which together make up 30% of the commercial outstandings as of June 30, 2016), there are no material sector concentrations. As of June 30, 2016, our CRE outstandings amounted to 9% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty; and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past seven years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. Exposure to declining rates has lessened modestly in the second quarter given decreased market expectations for additional FOMC actions. The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed rate loans as well as the prepayment risk on mortgage related loans and securities funded by non-rate sensitive deposits and equity.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel +/- 200 basis point moves in benchmark interest rates. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is a decrease in net interest income of 10% related to an instantaneous +/- 200 basis point move. As the table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is well within limit. It should be noted that the magnitude of any possible decline in interest rates is constrained by the low absolute starting levels of rates. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below summarizes our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2016	December 31, 2015
Instantaneous Change in Interest Rates
+200	14.0%	10.6%
+100	7.1	5.8
-100	(4.7)	(5.8)
-200	(4.8)	(6.4)
Gradual Change in Interest Rates
+200	6.8	6.1
+100	3.5	3.2
-100	(3.0)	(3.1)
-200	(4.0)	(4.6)
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of June 30, 2016.
Asset sensitivity increased to 6.9% at March 31, 2016, as long term interest rates fell, and then remained relatively stable at 6.8% at June 30, 2016. We proactively manage the asset sensitive position of the balance sheet by adjusting the combination of securities investments, interest rate swaps and the wholesale funding position. For example, earlier in the year we adjusted swap positions to take advantage of market conditions.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of June 30, 2016 and December 31, 2015, our mortgage servicing rights had a book value of $153 million and $164 million, respectively, and were carried at the lower of cost or fair value. As of June 30, 2016, and December 31, 2015, the fair value of the mortgage servicing rights was $165 million and $178 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $13 million and $9 million on the asset as of June 30, 2016 and December 31, 2015, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
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
Market Risk Governance
As part of separation from RBS and during the term of the Transitional Services Agreement with RBS, we built out our own market risk organization, framework, and technology platform in order to migrate away from services provided by RBS. In

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

second quarter 2016, we began use of our market risk technology platform for books and records following approval from the relevant banking regulators. Upon our migration to the new platform, we terminated the Transitional Service Agreement with RBS. Our market risk framework continues to aggregate, measure and monitor exposure against market risk limits.
In managing our market risk, dealing authorities represent a key control in the management of market risk by setting the scope within which the business is permitted to operate. Dealing authorities are established jointly by designated senior business line and senior risk managers and are reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades and hedges needed to maintain a low risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including a combined VaR for interest rate and foreign exchange rate risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
Market Risk Measurement
We use VaR as a statistical measure for estimating potential exposure of our traded market risk in normal market conditions. Our VaR framework for risk management and regulatory reporting is the same. Risk management VaR is based on a one day holding period to a 99% confidence level, whereas regulatory VaR is based on a ten day holding period to the same confidence level. Additional to VaR, non-statistical measurements for measuring risk are employed, such as sensitivity analysis, market value and stress testing.
Our market risk platform and associated market risk and valuation models for our foreign exchange, interest rate products, and traded loans capture correlation effects and allow for aggregation of market risk across risk types, business lines and legal entities. We measure, monitor and report market risk for both management and regulatory capital purposes.
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates the general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended June 30, 2016 and 2015, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
Effective January 1, 2013, the U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital (the “Market Risk Rule”). The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the market risk rule, all of our client facing trades, and associated hedges needed to maintain a low risk profile qualify as “covered positions.” The internal, management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table shows the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Quarter Ended June 30, 2016(1)				For the Quarter Ended June 30, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$1	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	1	—	—	—	2	—
Diversification Benefit	—	—	NM(2)	NM(2)	—	—	NM(2)	NM(2)
General VaR	—	1	1	—	—	—	2	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$—	$—	$—	$—	$2	$—
Stressed General VaR	$1	$1	$3	$1	$2	$2	$4	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$1	$1	$3	$1	$2	$2	$4	$2
Market Risk Regulatory Capital	$7				$8
Specific Risk Not Modeled Add-on	6				5
de Minimis Exposure Add-on	14				10
Total Market Risk Regulatory Capital	$27				$23
Market Risk-Weighted Assets	$336				$289

(1) The regulatory capital table and back testing graphs reflect seven daily adjustments made during the reported second quarter 2016 to compensate for a risk feed that overstated VaR/SVaR for those days.
(2) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is 10 days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated daily under its own dynamic window regime. In a dynamic window regime, values of the 10-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures, option prices, and credit spreads. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves and is an effective tool in evaluating the appropriateness of hedging strategies.
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from the bank’s trading activities that may not be fully captured by its other models. Hypothetical scenarios also assume that the market moves happen simultaneously and that no repositioning or hedging activity takes place to mitigate losses as events unfold. We generate stress tests of our trading positions on a daily basis. For example, we currently include a stress test that simulates a Lehman-type crisis scenario by taking the worst 20-trading day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owner. The independent review and validation focuses on the model methodology and performance. Independent review of market risk measurement models is the responsibility of CFG’s Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping.
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015.
Daily VaR Backtesting: Sub-portfolio Level Backtesting(1)
(1) The regulatory capital table and back testing graphs reflect seven daily adjustments made during the reported second quarter 2016 to compensate for a risk feed that overstated VaR/SVaR for those days.

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

None during the six month period ended June 30, 2016.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

3.2	Bylaws of the Registrant (as amended and restated on February 13, 2015) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 17, 2015)

10.1	Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 †*

10.2	Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 †*

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)