Form 10-Q
period 2016-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2016-11-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2016

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

There were 511,877,853 shares of Registrant’s common stock ($0.01 par value) outstanding on November 1, 2016.

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

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$915	$1,099
Interest-bearing cash and due from banks	2,000	1,986
Interest-bearing deposits in banks	720	356
Securities available for sale, at fair value (including $229 and $4,283 pledged to creditors, respectively) (a)	19,425	17,884
Securities held to maturity (including $0 and $135 pledged to creditors, respectively, and fair value of $5,431 and $5,297, respectively) (a)	5,289	5,258
Other investment securities, at fair value	113	70
Other investment securities, at cost	877	863
Loans held for sale, at fair value	526	325
Other loans held for sale	—	40
Loans and leases	105,467	99,042
Less: Allowance for loan and lease losses	1,240	1,216
Net loans and leases	104,227	97,826
Derivative assets	1,102	625
Premises and equipment, net	540	595
Bank-owned life insurance	1,600	1,564
Goodwill	6,876	6,876
Other assets	2,805	2,841
TOTAL ASSETS	$147,015	$138,208
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,292	$27,649
Interest-bearing	81,035	74,890
Total deposits	108,327	102,539
Federal funds purchased and securities sold under agreements to repurchase	900	802
Other short-term borrowed funds	2,512	2,630
Derivative liabilities	840	485
Deferred taxes, net	994	730
Long-term borrowed funds	11,902	9,886
Other liabilities	1,359	1,490
TOTAL LIABILITIES	$126,834	$118,562
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at September 30, 2016 and December 31, 2015	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 564,553,524 shares issued and 518,148,345 shares outstanding at September 30, 2016 and 1,000,000,000 shares authorized, 563,117,415 shares issued and 527,774,428 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	18,740	18,725
Retained earnings	2,483	1,913
Treasury Stock, at cost, 46,405,179 and 35,342,987 shares at September 30, 2016 and December 31, 2015, respectively	(1,108)	(858)
Accumulated other comprehensive loss	(187)	(387)
TOTAL STOCKHOLDERS’ EQUITY	$20,181	$19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,015	$138,208
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$926	$812	$2,690	$2,381
Interest and fees on loans held for sale, at fair value	4	3	10	8
Interest and fees on other loans held for sale	1	3	6	7
Investment securities	146	154	432	468
Interest-bearing deposits in banks	2	2	6	4
Total interest income	1,079	974	3,144	2,868
INTEREST EXPENSE:
Deposits	71	65	194	177
Federal funds purchased and securities sold under agreements to repurchase	1	4	2	13
Other short-term borrowed funds	10	17	33	51
Long-term borrowed funds	52	32	143	95
Total interest expense	134	118	372	336
Net interest income	945	856	2,772	2,532
Provision for credit losses	86	76	267	211
Net interest income after provision for credit losses	859	780	2,505	2,321
NONINTEREST INCOME:
Service charges and fees	152	145	446	419
Card fees	52	60	153	172
Trust and investment services fees	37	41	112	118
Capital markets fees	34	21	91	73
Foreign exchange and letter of credit fees	23	22	65	67
Mortgage banking fees	33	18	76	81
Bank-owned life insurance income	14	14	40	40
Securities gains, net	—	2	13	19
Net securities impairment losses recognized in earnings	(3)	(2)	(11)	(5)
Other income	93	32	135	76
Total noninterest income	435	353	1,120	1,060
NONINTEREST EXPENSE:
Salaries and employee benefits	432	404	1,289	1,234
Outside services	102	89	279	267
Occupancy	78	75	230	245
Equipment expense	65	62	194	190
Amortization of software	46	35	126	108
Other operating expense	144	133	387	405
Total noninterest expense	867	798	2,505	2,449
Income before income tax expense	427	335	1,120	932
Income tax expense	130	115	357	313
NET INCOME	$297	$220	$763	$619
Net income available to common stockholders	$290	$213	$749	$612
Weighted-average common shares outstanding:
Basic	519,458,976	530,985,255	525,477,273	538,279,222
Diluted	521,122,466	533,398,158	527,261,384	540,926,361
Per common share information:
Basic earnings	$0.56	$0.40	$1.43	$1.14
Diluted earnings	0.56	0.40	1.42	1.13
Dividends declared and paid	0.12	0.10	0.34	0.30
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$297	$220	$763	$619
Other comprehensive income (loss):
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of $0, $30, $29 and $66, respectively	(1)	48	45	108
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($4), ($3), ($14) and ($5), respectively	(6)	(4)	(23)	(8)
Net unrealized securities available for sale (losses) gains arising during the periods, net of income taxes of ($17), $37, $114 and $25, respectively	(28)	61	190	41
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $2, ($4), ($11) and ($15), respectively	3	(8)	(18)	(26)
Reclassification of net securities losses (gains) to net income, net of income taxes of $1, $0, ($1) and ($5), respectively	2	—	(1)	(9)
Defined benefit pension plans:
Amortization of actuarial loss, net of income taxes of $2, $0, $5 and $3, respectively	2	3	7	7
Total other comprehensive (loss) income, net of income taxes	(28)	100	200	113
Total comprehensive income	$269	$320	$963	$732
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(161)	—	—	(161)
Dividends to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(20)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	2	—	35	—	(21)	—	14
Employee stock purchase plan shares purchased	—	—	—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—	—	—	—	619	—	—	619
Other comprehensive income	—	—	—	—	—	—	—	113	113
Total comprehensive income	—	—	—	—	—	619	—	113	732
Balance at September 30, 2015	—	$247	528	$6	$18,718	$1,745	($857)	($259)	$19,600

Balance at January 1, 2016	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(179)	—	—	(179)
Dividends to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(11)	—	—	—	(250)	—	(250)
Share-based compensation plans	—	—	1	—	8	—	—	—	8
Employee stock purchase plan shares purchased	—	—	—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—	—	—	—	763	—	—	763
Other comprehensive income	—	—	—	—	—	—		200	200
Total comprehensive income	—	—	—	—	—	763	—	200	963
Balance at September 30, 2016	—	$247	518	$6	$18,740	$2,483	($1,108)	($187)	$20,181
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net income	$763	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	267	211
Originations of mortgage loans held for sale	(1,904)	(1,836)
Proceeds from sales of mortgage loans held for sale	1,775	1,780
Purchases of commercial loans held for sale	(1,053)	(887)
Proceeds from sales of commercial loans held for sale	1,040	826
Amortization of terminated cash flow hedges	6	13
Depreciation, amortization and accretion	387	350
Mortgage servicing rights valuation charge-off (recovery)	6	(6)
Securities impairment	11	5
Deferred income taxes	143	76
Share-based compensation	15	22
Net gain on sales of:
Debt securities	(13)	(19)
Marketable equity securities available for sale	—	(3)
Premises and equipment	(2)	(9)
Increase in other assets	(305)	(306)
Increase (decrease) in other liabilities	62	(5)
Net cash provided by operating activities	1,198	831
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(4,774)	(5,418)
Proceeds from maturities and paydowns of securities available for sale	2,658	2,660
Proceeds from sales of securities available for sale	785	3,180
Purchases of securities held to maturity	(523)	(811)
Proceeds from maturities and paydowns of securities held to maturity	503	610
Proceeds from sales of securities held to maturity	—	73
Purchases of other investment securities, at fair value	(204)	(109)
Proceeds from sales of other investment securities, at fair value	161	92
Purchases of other investment securities, at cost	(84)	(33)
Proceeds from sales of other investment securities, at cost	70	78
Net (increase) decrease in interest-bearing deposits in banks	(364)	7
Net increase in loans and leases	(6,724)	(4,315)
Net increase in bank-owned life insurance	(36)	(26)
Premises and equipment:
Purchases	(44)	(54)
Proceeds from sales	3	12
Capitalization of software	(126)	(142)
Net cash used in investing activities	(8,699)	(4,196)
FINANCING ACTIVITIES
Net increase in deposits	5,788	6,159
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	98	(2,983)
Net decrease in other short-term borrowed funds	(1,635)	(1,152)
Proceeds from issuance of long-term borrowed funds	9,644	250
Repayments of long-term borrowed funds	(6,128)	(8)
Treasury stock purchased	(250)	(500)
Net proceeds from issuance of preferred stock	—	247
Dividends declared and paid to common stockholders	(179)	(161)
Dividends declared and paid to preferred stockholders	(7)	(7)
Net cash provided by financing activities	7,331	1,845
Decrease in cash and cash equivalents	(170)	(1,520)
Cash and cash equivalents at beginning of period	3,085	3,276
Cash and cash equivalents at end of period	$2,915	$1,756
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
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The ASU provides guidance on classifying specific cash flows in the Statement of Cash Flows, including cash flows resulting from debt prepayment or debt extinguishment costs, the settlement of zero-coupon debt instruments (and other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing), payments on a transferor’s beneficial interests in securitized trade receivables, and other specified sources. The ASU is effective for the Company beginning on January 1, 2018. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients.” The ASU supplements the new revenue recognition standard issued in 2014 by addressing certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The ASU is effective for the Company beginning on January 1, 2018. The Company is currently assessing the impact of this guidance on the Company’s Consolidated Financial Statements.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company beginning on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The ASU generally requires lessees to recognize a right-of use asset and corresponding lease liability for all leases with a lease term of greater than one year. The ASU is effective for the Company beginning on January 1, 2019. The Company is currently assessing the impact of this guidance on the Company’s Consolidated Financial Statements.
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
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2016				December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$15	$—	$—	$15	$16	$—	$—	$16
State and political subdivisions	8	—	—	8	9	—	—	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	18,606	362	(12)	18,956	17,234	153	(67)	17,320
Other/non-agency	456	2	(29)	429	555	4	(37)	522
Total mortgage-backed securities	19,062	364	(41)	19,385	17,789	157	(104)	17,842
Total debt securities available for sale	19,085	364	(41)	19,408	17,814	157	(104)	17,867
Marketable equity securities	5	—	—	5	5	—	—	5
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	17	—	—	17
Total securities available for sale	$19,102	$364	($41)	$19,425	$17,831	$157	($104)	$17,884
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,279	$102	($1)	$4,380	$4,105	$27	($11)	$4,121
Other/non-agency	1,010	41	—	1,051	1,153	23	—	1,176
Total securities held to maturity	$5,289	$143	($1)	$5,431	$5,258	$50	($11)	$5,297
Other Investment Securities, at Fair Value
Money market mutual fund	$108	$—	$—	$108	$65	$—	$—	$65
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$113	$—	$—	$113	$70	$—	$—	$70
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$468	$—	$—	$468
Federal Home Loan Bank stock	414	—	—	414	395	—	—	395
Total other investment securities, at cost	$877	$—	$—	$877	$863	$—	$—	$863

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Other-than-temporary impairment:
Total other-than-temporary impairment losses	$2	($14)	($40)	($46)
Portions of loss recognized in other comprehensive income (before taxes)	(5)	12	29	41
Net securities impairment losses recognized in earnings	($3)	($2)	($11)	($5)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	September 30, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	17	$645	($2)	29	$704	($11)	46	$1,349	($13)
Other/non-agency	4	9	—	20	317	(29)	24	326	(29)
Total mortgage-backed securities	21	654	(2)	49	1,021	(40)	70	1,675	(42)
Total	21	$654	($2)	49	$1,021	($40)	70	$1,675	($42)

	December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
U.S. Treasury and other	1	15	—	—	—	—	1	15	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	162	7,423	(51)	36	819	(27)	198	8,242	(78)
Other/non-agency	2	9	—	20	361	(37)	22	370	(37)
Total mortgage-backed securities	164	7,432	(51)	56	1,180	(64)	220	8,612	(115)
Total	166	$7,456	($51)	56	$1,180	($64)	222	$8,636	($115)

For each debt security identified with an unrealized loss, the Company reviews the expected cash flows to determine if the impairment in value is temporary or other-than-temporary. If the Company determines that the present value of the debt security’s expected cash flows is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of impairment loss recognized in current period earnings is dependent on the Company’s intent to sell (or not sell) the debt security.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the Company intends to sell the impaired debt security, the impairment loss recognized in current period earnings equals the difference between the debt security’s fair value and its amortized cost. If the Company does not intend to sell the impaired debt security, and it is not more likely than not that the Company will be required to sell the impaired security, the credit-related impairment loss is recognized in current period earnings and equals the difference between the amortized cost of the debt security and the present value of the expected future cash flows.
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
The Company estimates the portion of loss attributable to credit using a collateral loss model and an integrated cash flow engine. The model calculates prepayment, default, and loss severity assumptions using collateral performance data. These assumptions are used to produce cash flows that generate loss projections. These loss projections are reviewed on a quarterly basis by a cross-functional governance committee to determine whether security impairments are other-than-temporary.
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Cumulative balance at beginning of period	$73	$62	$66	$62
Credit impairments recognized in earnings on securities that have been previously impaired	3	2	11	5
Reductions due to increases in cash flow expectations on impaired securities	(1)	(1)	(2)	(4)
Cumulative balance at end of period	$75	$63	$75	$63

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2016 and 2015 were $75 million and $63 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of September 30, 2016 and 2015.
For the three months ended September 30, 2016 and 2015, the Company recognized credit related other-than-temporary-impairment losses in earnings of $3 million and $2 million respectively, related to non-agency MBS in the AFS portfolio.
For the nine months ended September 30, 2016 and 2015, the Company recognized credit related other-than-temporary impairment losses in earnings of $11 million and $5 million, respectively. Other-than-temporary impairment losses for the nine months ended September 30, 2016 reflect a $5 million increase from September 30, 2015 related to a one-time adjustment tied to a new model implementation. This adjustment was the result of the Company migrating in June 2016 from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment. There were no credit impaired debt securities sold during the three and nine months ended September 30, 2016 and 2015. Reductions in credit losses due to increases in cash flow expectations were $1 million for the three months ended September 30, 2016 and 2015, and $2 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively, and were presented in interest income from investment securities on the Consolidated Statements of Operations. The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect the reduced liquidity in the MBS market and increased risk spreads due to the uncertainty of the U.S. macroeconomic environment. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, $29 million and $41 million of pre-tax non-credit related losses were deferred in OCI for the nine months ended September 30, 2016 and 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2016
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	8	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	10	32	1,546	17,018	18,606
Other/non-agency	—	40	3	413	456
Total debt securities available for sale	25	72	1,549	17,439	19,085
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,279	4,279
Other/non-agency	—	—	—	1,010	1,010
Total debt securities held to maturity	—	—	—	5,289	5,289
Total amortized cost of debt securities	$25	$72	$1,549	$22,728	$24,374

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	8	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	10	33	1,585	17,328	18,956
Other/non-agency	—	41	3	385	429
Total debt securities available for sale	25	74	1,588	17,721	19,408
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,380	4,380
Other/non-agency	—	—	—	1,051	1,051
Total debt securities held to maturity	—	—	—	5,431	5,431
Total fair value of debt securities	$25	$74	$1,588	$23,152	$24,839

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $146 million and $154 million for the three months ended September 30, 2016 and 2015, respectively, and was $432 million and $468 million for the nine months ended September 30, 2016 and 2015, respectively.

Realized gains and losses on securities are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gains on sale of debt securities	$—	$7	$13	$29
Losses on sale of debt securities	—	(7)	—	(12)
Debt securities gains, net	$—	$—	$13	$17
Equity securities gains	$—	$—	$—	$3

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In advance of the Volcker Rule effective date, during the three months ended September 30, 2015, the Company sold a $73 million mortgage-backed security that was classified as HTM that would have been prohibited under the Volcker Rule beginning in July 2017. Upon completion of the sale, the Company recognized a $2 million gain.

The amortized cost and fair value of securities pledged are presented below:

	September 30, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$795	$808	$805	$808
Pledged against FHLB borrowed funds	1,018	1,060	1,163	1,186
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,247	3,329	3,579	3,610

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of the same (or “substantially the same”) security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements.
The impact of this offsetting on the Consolidated Balance Sheets is presented in the following table:

	September 30, 2016			December 31, 2015
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$—	$—	$—	$500	($500)	$—
Securities sold under agreements to repurchase	—	—	—	(500)	500	—

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 11 “Derivatives.”

There were $16 million and $21 million in securitizations of mortgage loans retained in the investment portfolio for the three and nine months ended September 30, 2016 and none in 2015. These securitizations included a substantive guarantee by a third party. In 2016, the guarantors were Fannie Mae and Ginnie Mae. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, student, credit cards and other retail. The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which the Company now services a portion of internally. A summary of the loans and leases portfolio follows:

(in millions)	September 30, 2016	December 31, 2015
Commercial	$36,449	$33,264
Commercial real estate	10,152	8,971
Leases	3,788	3,979
Total commercial	50,389	46,214
Residential mortgages	14,602	13,318
Home equity loans	2,027	2,557
Home equity lines of credit	14,271	14,674
Home equity loans serviced by others	796	986
Home equity lines of credit serviced by others	238	389
Automobile	14,063	13,828
Student	5,997	4,359
Credit cards	1,644	1,634
Other retail	1,440	1,083
Total retail	55,078	52,828
Total loans and leases (1) (2)	$105,467	$99,042

(1) Excluded from the table above are loans held for sale totaling $526 million and $365 million as of September 30, 2016 and December 31, 2015, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above and amounted to $17.4 billion and $17.6 billion at September 30, 2016 and December 31, 2015, respectively.
During the three months ended September 30, 2016, the Company purchased $222 million of residential mortgages, $200 million of automobile loans and $126 million of student loans. During the three months ended September 30, 2015, the Company purchased $252 million of residential mortgages, $326 million of automobile loans and $152 million of student loans.
During the nine months ended September 30, 2016, the Company purchased $405 million of residential mortgages, $534 million of automobile loans and $843 million of student loans. During the nine months ended September 30, 2015, the Company purchased $887 million of residential mortgages, $1.1 billion of automobile loans and $615 million of student loans.
During the three and nine months ended September 30, 2016, the Company sold $310 million of TDRs, including $255 million of residential mortgages and $55 million of home equity loans, which resulted in a pre-tax gain of $72 million reported in other income on the Consolidated Statements of Operations.
Additionally, during the three months ended September 30, 2016, the Company sold $163 million of residential mortgage loans and $14 million of commercial loans. During the three months ended September 30, 2015, the Company sold $41 million of credit card balances associated with a terminated agent servicing agreement and $100 million of commercial loans.
During the nine months ended September 30, 2016, the Company also sold $444 million of residential mortgage loans and $132 million of commercial loans. During the nine months ended September 30, 2015, the Company sold $273 million of residential mortgage loans, $41 million of credit card balances and $325 million of commercial loans.
Loans held for sale at fair value totaled $526 million and $325 million at September 30, 2016 and December 31, 2015, respectively, and consisted of residential mortgages originated for sale of $456 million and loans in commercial trading portfolio of $70 million as of September 30, 2016. As of December 31, 2015, residential mortgages originated for sale were $268 million and loans in commercial trading portfolio totaled $57 million. Following the TDR sale described above, there were no other loans held for sale, at lower of cost or market value, as of September 30, 2016. As of December 31, 2015, there were $40 million of other loans held for sale, which consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds totaled $23.2 billion at September 30, 2016 and December 31, 2015. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the contingent ability to borrow at the FRB discount window, if necessary, totaled $16.9 billion and $15.9 billion at September 30, 2016 and December 31, 2015, respectively.
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
There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments. However, as part of the annual review of loss emergence periods, the incurred loss periods for retail property secured loans were extended.
A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$676	$570	$1,246	$596	$620	$1,216
Charge-offs	(33)	(112)	(145)	(53)	(331)	(384)
Recoveries	14	48	62	23	130	153
Net charge-offs	(19)	(64)	(83)	(30)	(201)	(231)
Provision charged to income	(2)	79	77	89	166	255
Allowance for loan and lease losses, end of period	655	585	1,240	655	585	1,240
Reserve for unfunded lending commitments, beginning of period	61	—	61	58	—	58
Credit for unfunded lending commitments	9	—	9	12	—	12
Reserve for unfunded lending commitments as of period end	70	—	70	70	—	70
Total allowance for credit losses as of period end	$725	$585	$1,310	$725	$585	$1,310

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$565	$636	$1,201	$544	$651	$1,195
Charge-offs	(11)	(109)	(120)	(32)	(324)	(356)
Recoveries	6	39	45	42	107	149
Net (charge-offs) recoveries	(5)	(70)	(75)	10	(217)	(207)
Sales/Other	—	2	2	—	—	—
Provision charged to income	15	58	73	21	192	213
Allowance for loan and lease losses, end of period	575	626	1,201	575	626	1,201
Reserve for unfunded lending commitments, beginning of period	56	—	56	61	—	61
Provision for unfunded lending commitments	3	—	3	(2)	—	(2)
Reserve for unfunded lending commitments as of period end	59	—	59	59	—	59
Total allowance for credit losses as of period end	$634	$626	$1,260	$634	$626	$1,260

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	September 30, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$438	$812	$1,250	$218	$1,165	$1,383
Formula-based evaluation	49,951	54,266	104,217	45,996	51,663	97,659
Total	$50,389	$55,078	$105,467	$46,214	$52,828	$99,042

A summary of the allowance for credit losses by evaluation method is presented below:

	September 30, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$55	$78	$133	$36	$101	$137
Formula-based evaluation	670	507	1,177	618	519	1,137
Allowance for credit losses	$725	$585	$1,310	$654	$620	$1,274

For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicates an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$34,245	$883	$1,138	$183	$36,449
Commercial real estate	9,646	355	89	62	10,152
Leases	3,608	53	122	5	3,788
Total	$47,499	$1,291	$1,349	$250	$50,389

	December 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,276	$911	$1,002	$75	$33,264
Commercial real estate	8,450	272	171	78	8,971
Leases	3,880	55	44	—	3,979
Total	$43,606	$1,238	$1,217	$153	$46,214

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	September 30, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,314	$102	$32	$17	$137	$14,602
Home equity loans	1,803	119	17	8	80	2,027
Home equity lines of credit	13,638	367	44	22	200	14,271
Home equity loans serviced by others	718	45	11	5	17	796
Home equity lines of credit serviced by others	168	25	3	3	39	238
Automobile	12,911	945	129	31	47	14,063
Student	5,804	115	22	11	45	5,997
Credit cards	1,563	46	11	8	16	1,644
Other retail	1,385	40	7	3	5	1,440
Total	$52,304	$1,804	$276	$108	$586	$55,078

	December 31, 2015
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$12,905	$97	$54	$16	$246	$13,318
Home equity loans	2,245	164	32	12	104	2,557
Home equity lines of credit	13,982	407	60	20	205	14,674
Home equity loans serviced by others	886	60	14	6	20	986
Home equity lines of credit serviced by others	296	48	10	6	29	389
Automobile	12,670	964	127	32	35	13,828
Student	4,175	113	19	11	41	4,359
Credit cards	1,554	44	11	9	16	1,634
Other retail	1,013	53	8	4	5	1,083
Total	$49,726	$1,950	$335	$116	$701	$52,828

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial	$334	$71	$1	$1
Commercial real estate	62	77	—	—
Leases	—	—	—	—
Total commercial	396	148	1	1
Residential mortgages (2) (3)	170	331	16	—
Home equity loans	105	135	—	—
Home equity lines of credit	249	272	—	—
Home equity loans serviced by others	32	38	—	—
Home equity lines of credit serviced by others	42	32	—	—
Automobile	55	42	—	—
Student	38	41	6	6
Credit card	16	16	—	—
Other retail	4	5	1	2
Total retail	711	912	23	8
Total	$1,107	$1,060	$24	$9
(1) Effective March 31, 2016, the Company began excluding loans 90 days or more past due and still accruing from nonperforming loans and leases. Nonperforming loans and leases as of December 31, 2015 included loans and leases on nonaccrual of $1.051 billion and loans and leases accruing and 90 days or more past due of $9 million.
(2) Effective March 31, 2016, the Company began excluding first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration from nonperforming balances. As of September 30, 2016, $16 million of these loans were accruing and 90 days or more past due.
(3) Effective March 31, 2016, the Company began excluding guaranteed residential mortgage loans sold to GNMA for which the Company had the right, but not the obligation, to repurchase from nonperforming balances. As of September 30, 2016 these loans totaled $32 million. These loans are consolidated on the Company’s Consolidated Balance Sheets.

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. A summary of other nonperforming assets is presented below:

(in millions)	September 30, 2016	December 31, 2015
Other nonperforming assets, net of valuation allowance:
Commercial	$—	$1
Retail	49	45
Other nonperforming assets, net of valuation allowance	$49	$46

A summary of key performance indicators is presented below:

	September 30, 2016	December 31, 2015
Nonperforming commercial loans and leases as a percentage of total loans and leases (1)	0.38%	0.15%
Nonperforming retail loans as a percentage of total loans and leases (1)	0.67	0.92
Total nonperforming loans and leases as a percentage of total loans and leases (1)	1.05%	1.07%

Nonperforming commercial assets as a percentage of total assets (1)	0.27%	0.11%
Nonperforming retail assets as a percentage of total assets (1)	0.52	0.69
Total nonperforming assets as a percentage of total assets (1)	0.79%	0.80%
(1) December 31, 2015 ratios included loans accruing and 90 days or more past due of $1 million and $8 million for commercial and retail, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $198 million and $257 million as of September 30, 2016 and December 31, 2015, respectively.
An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	September 30, 2016				December 31, 2015
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$24	$9	$335	$368	$9	$4	$71	$84
Commercial real estate	1	1	62	64	30	3	77	110
Leases	14	—	—	14	9	1	—	10
Total commercial	39	10	397	446	48	8	148	204
Residential mortgages	32	17	137	186	54	16	246	316
Home equity loans	17	8	80	105	32	12	104	148
Home equity lines of credit	44	22	200	266	60	20	205	285
Home equity loans serviced by others	11	5	17	33	14	6	20	40
Home equity lines of credit serviced by others	3	3	39	45	10	6	29	45
Automobile	129	31	47	207	127	32	35	194
Student	22	11	45	78	19	11	41	71
Credit cards	11	8	16	35	11	9	16	36
Other retail	7	3	5	15	8	4	5	17
Total retail	276	108	586	970	335	116	701	1,152
Total	$315	$118	$983	$1,416	$383	$124	$849	$1,356
Impaired loans include nonaccruing larger balance commercial loans (greater than $3 million carrying value) and commercial and retail TDRs (excluding loans held for sale). A summary of impaired loans by class is presented below:

	September 30, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$256	$46	$137	$439	$393
Commercial real estate	45	9	—	45	45
Total commercial	301	55	137	484	438
Residential mortgages	43	4	132	229	175
Home equity loans	53	6	99	193	152
Home equity lines of credit	26	3	171	241	197
Home equity loans serviced by others	43	7	21	74	64
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	1	14	23	18
Student	158	44	1	159	159
Credit cards	26	10	—	26	26
Other retail	10	3	2	13	12
Total retail	365	78	447	971	812
Total	$666	$133	$584	$1,455	$1,250

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$92	$23	$58	$144	$150
Commercial real estate	56	13	12	70	68
Total commercial	148	36	70	214	218
Residential mortgages	121	16	320	608	441
Home equity loans	85	11	139	283	224
Home equity lines of credit	27	2	167	234	194
Home equity loans serviced by others	50	8	24	88	74
Home equity lines of credit serviced by others	3	1	7	14	10
Automobile	3	—	11	19	14
Student	163	48	2	165	165
Credit cards	28	11	—	28	28
Other retail	13	4	2	18	15
Total retail	493	101	672	1,457	1,165
Total	$641	$137	$742	$1,671	$1,383

Additional information on impaired loans is presented below:

	Three Months Ended September 30,
	2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$340	$1	$126
Commercial real estate	—	40	—	35
Total commercial	1	380	1	161
Residential mortgages	1	169	4	428
Home equity loans	2	153	2	277
Home equity lines of credit	2	192	1	142
Home equity loans serviced by others	1	64	1	79
Home equity lines of credit serviced by others	—	9	—	10
Automobile	—	17	—	12
Student	1	159	1	165
Credit cards	—	25	—	29
Other retail	1	12	1	17
Total retail	8	800	10	1,159
Total	$9	$1,180	$11	$1,320

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
	2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$4	$277	$2	$133
Commercial real estate	—	53	1	45
Total commercial	4	330	3	178
Residential mortgages	3	161	12	423
Home equity loans	5	151	7	263
Home equity lines of credit	5	182	3	140
Home equity loans serviced by others	3	64	3	80
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	14	—	11
Student	5	157	5	160
Credit cards	1	25	1	28
Other retail	1	13	1	18
Total retail	23	776	32	1,132
Total	$27	$1,106	$35	$1,310

Troubled Debt Restructurings
A loan modification is identified as a TDR when the Company or a bankruptcy court grants the borrower a concession the Company would not otherwise make in response to the borrower’s financial difficulties. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, principal forgiveness, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases, interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
Because TDRs are impaired loans, the Company measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral value is in the ALLL. Any portion of the loan’s recorded investment the Company does not expect to collect as a result of the modification is charged off at the time of modification. For Retail TDR accounts where the expected value of cash flows is utilized, any recorded investment in excess of the present value of expected cash flows is recognized by creating or increasing the ALLL. For Retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
Commercial TDRs were $135 million at September 30, 2016 and $155 million at December 31, 2015. Retail TDRs totaled $812 million at September 30, 2016 and $1.2 billion at December 31, 2015, down primarily due to the previously mentioned TDR sale. Commitments to lend additional funds to debtors owing receivables which were TDRs were $49 million and $15 million at September 30, 2016 and December 31, 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended September 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to September 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$—	$—	8	$1	$1
Commercial real estate	—	—	—	—	—	—
Total commercial	3	—	—	8	1	1
Residential mortgages	28	3	3	33	6	5
Home equity loans	36	2	2	2	—	1
Home equity lines of credit	20	1	2	56	6	6
Home equity loans serviced by others	7	1	1	—	—	—
Home equity lines of credit serviced by others	2	—	—	1	—	—
Automobile	26	1	1	6	—	—
Student	—	—	—	—	—	—
Credit cards	544	3	3	—	—	—
Other retail	2	—	—	—	—	—
Total retail	665	11	12	98	12	12
Total	668	$11	$12	106	$13	$13

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$6	$5	$4	$—
Commercial real estate	—	—	—	—	—
Total commercial	4	6	5	4	—
Residential mortgages	55	5	5	—	—
Home equity loans	52	3	3	—	—
Home equity lines of credit	94	8	7	—	1
Home equity loans serviced by others	17	1	1	—	—
Home equity lines of credit serviced by others	6	—	1	—	—
Automobile	264	5	5	—	—
Student	108	2	2	1	—
Credit cards	—	—	—	1	—
Other retail	3	—	—	—	—
Total retail	599	24	24	2	1
Total	603	$30	$29	$6	$1

(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended September 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to September 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$—	$—	50	$7	$7
Commercial real estate	—	—	—	—	—	—
Total commercial	4	—	—	50	7	7
Residential mortgages	24	4	4	8	1	1
Home equity loans	30	2	2	72	14	14
Home equity lines of credit	1	—	—	2	—	—
Home equity loans serviced by others	2	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—	—
Automobile	33	—	1	3	—	—
Student	—	—	—	—	—	—
Credit cards	547	3	3	—	—	—
Other retail	2	—	—	—	—	—
Total retail	639	9	10	85	15	15
Total	643	$9	$10	135	$22	$22

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	8	$28	$28	$—	$1
Commercial real estate	—	—	—	—	—
Total commercial	8	28	28	—	1
Residential mortgages	78	9	9	—	—
Home equity loans	85	8	7	—	—
Home equity lines of credit	58	4	3	—	—
Home equity loans serviced by others	26	2	1	—	—
Home equity lines of credit serviced by others	12	1	1	—	—
Automobile	182	2	3	—	1
Student	151	2	3	1	—
Credit cards	—	—	—	—	—
Other retail	4	—	—	—	—
Total retail	596	28	27	1	1
Total	604	$56	$55	$1	$2
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the nine months ended September 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to September 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	11	$1	$1	62	$9	$9
Commercial real estate	—	—	—	—	—	—
Total commercial	11	1	1	62	9	9
Residential mortgages	53	7	7	49	9	8
Home equity loans	65	4	4	39	4	5
Home equity lines of credit	33	2	3	83	9	9
Home equity loans serviced by others	13	1	1	—	—	—
Home equity lines of credit serviced by others	4	—	—	5	1	1
Automobile	77	2	2	14	—	—
Student	—	—	—	—	—	—
Credit cards	1,625	9	9	—	—	—
Other retail	3	—	—	—	—	—
Total retail	1,873	25	26	190	23	23
Total	1,884	$26	$27	252	$32	$32

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	13	$47	$46	$3	$—
Commercial real estate	—	—	—	—	—
Total commercial	13	47	46	3	—
Residential mortgages	186	20	20	—	—
Home equity loans	233	14	14	(1)	—
Home equity lines of credit	218	16	15	—	1
Home equity loans serviced by others	51	2	2	—	—
Home equity lines of credit serviced by others	19	1	1	—	—
Automobile	803	15	14	—	1
Student	405	8	8	3	—
Credit cards	—	—	—	2	—
Other retail	11	—	—	—	—
Total retail	1,926	76	74	4	2
Total	1,939	$123	$120	$7	$2
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the nine months ended September 30, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to September 30, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	18	$3	$3	114	$19	$19
Commercial real estate	1	—	—	—	—	—
Total commercial	19	3	3	114	19	19
Residential mortgages	77	13	13	27	5	5
Home equity loans	77	4	4	158	30	30
Home equity lines of credit	1	—	—	5	—	—
Home equity loans serviced by others	24	1	1	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—	—
Automobile	71	1	2	5	—	—
Student	—	—	—	—	—	—
Credit cards	1,781	10	10	—	—	—
Other retail	2	—	—	—	—	—
Total retail	2,033	29	30	195	35	35
Total	2,052	$32	$33	309	$54	$54

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	12	$30	$30	($1)	$1
Commercial real estate	1	4	4	—	—
Total commercial	13	34	34	(1)	1
Residential mortgages	184	19	19	(1)	—
Home equity loans	379	25	24	—	—
Home equity lines of credit	271	18	15	—	2
Home equity loans serviced by others	97	5	4	—	1
Home equity lines of credit serviced by others	34	2	2	—	—
Automobile	651	10	9	—	2
Student	901	16	17	4	—
Credit cards	—	—	—	1	—
Other retail	19	—	—	—	—
Total retail	2,536	95	90	4	5
Total	2,549	$129	$124	$3	$6
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, capitalizing arrearages, and principal forgiveness. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted during the three and nine months ended September 30, 2016 and 2015 within 12 months of their modification date. For purposes of this table, a payment default is defined as being 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2016 and 2015. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	5	$1	7	$1	16	$4	21	$2
Commercial real estate	—	—	—	—	1	—	—	—
Total commercial	5	1	7	1	17	4	21	2
Residential mortgages	57	7	37	7	146	19	120	18
Home equity loans	14	—	47	6	39	3	130	12
Home equity lines of credit	48	4	26	3	93	8	98	6
Home equity loans serviced by others	7	—	11	1	28	1	34	2
Home equity lines of credit serviced by others	3	—	10	1	14	—	17	1
Automobile	43	—	24	—	80	1	66	1
Student	15	—	33	1	46	1	142	3
Credit cards	117	1	102	1	323	2	304	2
Other retail	2	—	1	—	2	—	4	—
Total retail	306	12	291	20	771	35	915	45
Total	311	$13	298	$21	788	$39	936	$47

Concentrations of Credit Risk
Most of the Company’s business activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2016 and December 31, 2015, the Company had a significant amount of loans collateralized by residential and commercial real estate. There are no significant concentrations within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents balances of loans with these characteristics:

	September 30, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$640	$728	$569	$—	$—	$1,937
Interest only/negative amortization	1,494	—	—	—	1	1,495
Low introductory rate	—	—	—	99	—	99
Multiple characteristics and other	4	—	—	—	—	4
Total	$2,138	$728	$569	$99	$1	$3,535

	December 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$649	$1,038	$785	$—	$—	$2,472
Interest only/negative amortization	1,110	—	—	—	—	1,110
Low introductory rate	—	3	—	96	—	99
Multiple characteristics and other	14	—	—	—	—	14
Total	$1,773	$1,041	$785	$96	$—	$3,695
NOTE 5 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. These investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. A summary of these investments is presented below:

(in millions)	September 30, 2016	December 31, 2015
LIHTC investment included in other assets	$687	$598
LIHTC unfunded commitments included in other liabilities	367	365
Renewable energy investments included in other assets	117	118
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving goals of the Community Reinvestment Act and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
The Company applies the proportional amortization method to account for its LIHTC investments. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of the investment in proportion to the tax credits received in the current period as compared to the total tax credits expected to  be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The Company reports its equity share of LIHTC partnership gains and losses as an adjustment to noninterest income. The Company reports its commitments to make future investments in other liabilities on the Consolidated Balance Sheets. The tax credits received are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the other information related to the Company’s affordable housing tax credit investments for the three and nine month periods ended September 30, 2016, and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Tax credits included in income tax expense	$17	$12	$46	$35
Amortization expense included in income tax expense	14	11	45	35
Other tax benefits included in income tax expense	2	4	15	13
The Company recognized no LIHTC investment impairment losses during the three and nine months ended September 30, 2016 and 2015, respectively.
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
NOTE 6 - MORTGAGE BANKING
In its mortgage banking business, the Company sells residential mortgages to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a standard representation or warranty violation such as noncompliance with eligibility requirements, customer fraud, or servicing violations. This primarily occurs during a loan file review.
The Company received proceeds from the sale of residential mortgages held for sale of $753 million and $725 million for the three months ended September 30, 2016 and 2015, respectively, and $1.8 billion and $1.5 billion for the nine months ended September 30, 2016 and 2015, respectively.
The Company recognized gains on sales of residential mortgages held for sale of $26 million and $11 million for the three months ended September 30, 2016 and 2015, respectively, and $56 million and $43 million for the nine months ended September 30, 2016 and 2015, respectively.
Pursuant to the standard representations and warranties obligations discussed above, the Company repurchased residential mortgages totaling $2 million for the three months ended September 30, 2016 and 2015 and $6 million and $9 million for the nine months ended September 30, 2016 and 2015, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $12 million and $13 million for the three months ended September 30, 2016 and 2015, respectively, and $38 million and $41 million for the nine months ended September 30, 2016 and 2015, respectively.
The Company recorded valuation charge-offs of $2 million and $1 million for its MSRs for the three months ended September 30, 2016 and 2015, respectively, and valuation charge-offs of $6 million and recoveries of $6 million for its MSRs for the nine months ended September 30, 2016 and 2015, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
MSRs:
Balance as of beginning of period	$166	$177	$173	$184
Amount capitalized	10	7	20	20
Amortization	(9)	(8)	(26)	(28)
Carrying amount before valuation allowance	167	176	167	176
Valuation allowance for servicing assets:
Balance as of beginning of period	13	11	9	18
Valuation charge-offs (recoveries)	2	1	6	(6)
Balance at end of period	15	12	15	12
Net carrying value of MSRs	$152	$164	$152	$164

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	September 30, 2016			December 31, 2015
(dollars in millions)	Weighted Average	Range		Weighted Average	Range
Fair value	$163	Min	Max	$178	Min	Max
Weighted average life (in years)	4.8	2.5	5.2	5.4	2.8	6.2
Weighted average constant prepayment rate	14.0%	13.6%	24.8%	11.6%	10.7%	22.2%
Weighted average discount rate	9.7%	9.1%	12.1%	9.7%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average life (in years)	5.7	6.4	5.9	5.7
Weighted average constant prepayment rate	12.3%	10.1%	11.7%	10.8%
Weighted average discount rate	9.8%	9.7%	9.8%	9.7%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The sensitivity analysis below presents the impact to current fair value of an immediate 50 basis points and 100 basis points adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	September 30, 2016	December 31, 2015
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$5	$5
Decline in fair value from a 100 basis point decrease in interest rates	$15	$11
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$5	$6

NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	September 30, 2016	December 31, 2015
Federal funds purchased	$95	$—
Securities sold under agreements to repurchase	805	802
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,512	2,630
Total short-term borrowed funds	$3,412	$3,432

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2016	2015	2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.03%	0.25%	0.03%	0.25%	0.15%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.63	0.29	0.63	0.29	0.44
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,032	$3,356	$1,274	$5,375	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,515	5,861	4,764	7,004	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$910	$2,880	$922	$3,947	$3,364
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,564	5,062	3,133	6,169	5,865
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.10%	0.32%	0.09%	0.22%	0.22%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.63	0.29	0.62	0.27	0.28
Note: Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements, but excludes certain hedging costs and broker fees.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	September 30, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023	333	333
3.750% fixed rate subordinated debt, due 2024 (2)	250	250
4.023% fixed rate subordinated debt, due 2024 (3)	42	331
4.082% fixed rate subordinated debt, due 2025 (4)	—	331
4.350% fixed rate subordinated debt, due 2025 (5)	249	250
4.300% fixed rate subordinated debt, due 2025 (6)	749	750
2.375% fixed rate senior unsecured debt, due 2021 (7)	348	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (8) (9)	750	749
2.300% senior unsecured notes, due 2018 (8) (10)	752	747
2.450% senior unsecured notes, due 2019 (8) (11)	761	752
2.500% senior unsecured notes, due 2019 (8)(12)	749	—
2.550% senior unsecured notes, due 2021(8)(13)	998	—
Federal Home Loan advances due through 2033	5,564	5,018
Other	10	25
Total long-term borrowed funds	$11,902	$9,886

(1) These balances are comprised of: principal balances of $350 million at September 30, 2016 and December 31, 2015, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at September 30, 2016.
(2) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(3) These balances are comprised of: principal balance of $42 million and $333 million at September 30, 2016 and December 31, 2015, respectively, as well as the impact from interest rate swaps of zero and ($2) million at September 30, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information. In addition, the Company repurchased $125 million and $166 million of these securities on March 7, 2016 and July 28, 2016, respectively.
(4) These balances are comprised of: principal balance of zero and $334 million at September 30, 2016 and December 31, 2015, respectively; impact from interest rate swaps of zero and ($3) million at September 30, 2016 and December 31, 2015, respectively. See Note 11 “Derivatives” for further information. On July 28, 2016, the Company repurchased $334 million of these securities.
(5) These balances are comprised of: principal balances of $250 million at September 30, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at September 30, 2016.
(6) These balances are comprised of: principal balances of $750 million at September 30, 2016 and December 31, 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at September 30, 2016.
(7) This balance is comprised of: principal balance of $350 million at September 30, 2016, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at September 30, 2016.
(8) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(9) These balances are comprised of: principal balances of $750 million at September 30, 2016 and December 31, 2015; impact from interest rate swaps of $1 million and ($1) million at September 30, 2016 and December 31, 2015, respectively; and ($1) million of unamortized deferred issuance costs and discount at September 30, 2016. See Note 11 “Derivatives” for further information.
(10) These balances are comprised of: principal balances of $750 million at September 30, 2016 and December 31, 2015; impact from interest rate swaps of $4 million and ($3) million at September 30, 2016 and December 31, 2015, respectively; and ($2) million of unamortized deferred issuance costs and discount at September 30, 2016. See Note 11 “Derivatives” for further information.
(11) These balances are comprised of: principal balances of $750 million at September 30, 2016 and December 31, 2015; impact from interest rate swaps of $14 million and $2 million at September 30, 2016 and December 31, 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at September 30, 2016. See Note 11 “Derivatives” for further information.
(12) This balance is comprised of: principal balance of $750 million at September 30, 2016; impact from interest rate swaps of $1 million and ($2) million of unamortized deferred issuance costs and discount at September 30, 2016. See Note 11 “Derivatives” for further information.
(13) This balance is comprised of: principal balance of $1.0 billion at September 30, 2016; impact from interest rate swaps of $2 million and ($4) million of unamortized deferred issuance costs and discount at September 30, 2016. See Note 11 “Derivatives” for further information.

On July 28, 2016, the Company issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of its subordinated debt. Specifically, the Company retired $334 million of 4.082% subordinated notes due 2025 and $166 million of 4.023% subordinated notes due 2024.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $12.4 billion and $11.3 billion at September 30, 2016 and December 31, 2015, respectively. The Company’s available FHLB borrowing capacity was $3.1 billion and $4.1 billion at September 30, 2016 and

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, was pledged to provide borrowing capacity at the FRB. At September 30, 2016, the Company’s unused secured borrowing capacity was approximately $34.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
A summary of maturities for the Company’s long-term borrowed funds at September 30, 2016 is presented below:

Year (in millions)	CFG Parent Company	Banking Subsidiaries	Consolidated
2017 or on demand	$—	$4,251	$4,251
2018	—	2,807	2,807
2019	—	1,511	1,511
2020	—	2	2
2021	348	1,002	1,350
2022 and thereafter	1,970	11	1,981
Total	$2,318	$9,584	$11,902

NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of September 30, 2016 and December 31, 2015, respectively. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
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
Shares of the Series A Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the latest completed dividend period for the Series A Preferred Stock have been declared and paid (or declared and sufficient funds have been set aside to make payment).
Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Treasury Stock
During the three months ended September 30, 2016, as part of its 2016 CCAR plan, the Company repurchased $250 million, or 11,062,192 common shares at an average price of $22.60. The repurchased shares are held in treasury stock. During the year ended December 31, 2015, the Company recorded an additional 876,087 shares of treasury stock associated with share-based compensation plan activity for a total cost of $22 million at a weighted-average price per share of $25.50.
On August 3, 2015, the Company used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock at a public offering price of $26.00 per share. The repurchased shares are held in treasury.
On April 7, 2015, the Company used the net proceeds of the Series A Preferred Stock offering to repurchase 10,473,397 shares of its common stock at a total cost of approximately $250 million and a price per share of $23.87, which equaled the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1, 2015. The repurchased shares are held in treasury.
NOTE 9 - EMPLOYEE BENEFITS
The Company maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees’ years of service and highest five-year average of eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. On September 7, 2016, the Company made a contribution of $75 million to the qualified plan. The Company also provides an unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen effective December 12, 2012.
The following table presents the components of net periodic (income) cost for the Company’s qualified and non-qualified plans:

	Nine Months Ended September 30,
	Qualified Plan		Non-Qualified Plan		Total
(in millions)	2016	2015	2016	2015	2016	2015
Service cost	$2	$2	$—	$—	$2	$2
Interest cost	33	33	3	3	36	36
Expected return on plan assets	(50)	(55)	—	—	(50)	(55)
Amortization of actuarial loss	11	10	1	2	12	12
Net periodic pension (income) cost	($4)	($10)	$4	$5	$—	($5)

NOTE 10 - INCOME TAXES
Income Tax Expense
Income tax expense was $130 million and $115 million for the three months ended September 30, 2016 and 2015, respectively, resulting in effective tax rates of 30.5% and 34.1%, respectively. Income tax expense was $357 million and $313 million for the nine months ended September 30, 2016 and 2015, respectively, resulting in effective tax rates of 31.9% and 33.5%, respectively. For the nine months ended September 30, 2016 and 2015, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At September 30, 2016, the Company reported a net deferred tax liability of $994 million, compared to $730 million as of December 31, 2015. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments.
NOTE 11 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 14 “Fair Value Measurements.”
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2016			December 31, 2015
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$17,350	$347	$233	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	51,847	709	621	33,719	540	455
Foreign exchange contracts	8,296	118	113	8,366	163	156
Other contracts	1,845	18	9	981	8	5
Total derivatives not designated as hedging instruments		845	743		711	616
Gross derivative fair values		1,192	976		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(89)	(89)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(47)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,102	$840		$625	$485

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
The Company enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into pay-floating/receive-fixed interest rate swaps, the Company is able to minimize the variability in the cash flows of these assets due to changes in interest rates. The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposit liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed-rate liability for the term of the interest rate swap agreement.
The Company also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on its medium term borrowings.
Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Swap agreements and interest rate option agreements are transacted to effectively minimize the Company’s market risk associated with the customer derivative products. The customer derivatives portfolio also includes foreign exchange contracts that are entered into on behalf of customers for the purpose of hedging exposure related to cash orders and loans and deposits denominated in foreign currencies. The primary risks associated with these transactions arise from exposure to changes in foreign currency exchange rates and the ability of the counterparties to meet the terms of the contract. To manage this market risk, the Company simultaneously enters into offsetting foreign exchange contracts.

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
The Company has certain derivative transactions that are designated as hedging instruments described as follows:
Derivatives designated as hedging instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated in highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be or has ceased to be effective as a hedge, and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair value hedges
The Company entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The change in the value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through earnings and offset against the changes in the fair value of the hedged item.
The following tables present the effect of fair value hedges on net income:

	Amounts Recognized in Other Income for the
	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($27)	$25	($2)	$16	($16)	$—

	Amounts Recognized in Other Income for the
	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$57	($58)	($1)	$22	($22)	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $4 million of net gain (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Effective portion of (loss) gain recognized in OCI (1)	($1)	$78	$74	$174
Amounts reclassified from OCI to interest income (2)	23	22	66	57
Amounts reclassified from OCI to interest expense (2)	(8)	(15)	(24)	(44)
Amounts reclassified from OCI to other income (3)	(5)	—	(5)	—
(1) The cumulative effective gains and losses on the Company’s cash flow hedging activities are included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets.
(2) This includes both (a) the amortization of effective gains and losses associated with the Company’s terminated cash flow hedges and (b) the current reporting period’s interest settlements realized on the Company’s active cash flow hedges. Both (a) and (b) were previously included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets and were subsequently recorded as adjustments to the interest expense of the underlying hedged item.
(3) This includes gains and losses attributable to previously hedged cash flow where the likelihood of occurrence is no longer ‘probable’.
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
The following table presents the effect of customer derivatives and economic hedges on net income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Customer derivative contracts
Customer interest rate contracts (1)	($32)	$85	$63	$149
Customer foreign exchange contracts (1)	17	(4)	45	(21)
Residential loan commitments (2)	1	9	8	2
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	45	(75)	(31)	(126)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (3)	(19)	5	(46)	21
Forward sale contracts (2)	4	(4)	(6)	(2)
Total	$16	$16	$33	$23
(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
(3) Reported in foreign exchange and letter of credit fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	September 30, 2016	December 31, 2015
Commitment amount:
Undrawn commitments to extend credit	$60,125	$56,524
Financial standby letters of credit	1,980	2,010
Performance letters of credit	40	42
Commercial letters of credit	55	87
Marketing rights	44	47
Risk participation agreements	51	26
Residential mortgage loans sold with recourse	9	10
Total	$62,304	$58,746
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $2 million and $3 million at September 30, 2016 and December 31, 2015.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $3 million for the nine months ended September 30, 2016 and $3 million for the year ended December 31, 2015, and is obligated to pay $44 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as was $51 million at September 30, 2016

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and $26 million at December 31, 2015. The current amount of credit exposure is spread out over 90 counterparties. RPAs generally have terms ranging from 1-5 years; however, certain outstanding agreements have terms as long as 10 years.
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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $117 million and $129 million, respectively, at September 30, 2016 and $69 million and $75 million at December 31, 2015, respectively. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 14 “Fair Value Measurements” for further information.
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
NOTE 13 - RELATED PARTY TRANSACTIONS
The Company, during the ordinary course of business with underwriting terms similar to those offered to the public, has entered into credit facilities with directors and executive officers and their immediate families, as well as their affiliated companies. Extensions of credit amounted to $141 million and $136 million at September 30, 2016 and December 31, 2015, respectively.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $1 million and $4 million for the three months ended September 30, 2016 and 2015, respectively. The Company recognized changes in fair value in mortgage banking income of $13 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of September 30, 2016 and December 31, 2015. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 12 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $1 million in other noninterest income related to its commercial trading portfolio for the three months ended September 30, 2016 and 2015. The Company recognized $3 million in other noninterest income related to its commercial trading portfolio for the nine months ended September 30, 2016 and 2015.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	September 30, 2016			December 31, 2015
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$456	$441	$15	$268	$263	$5
Commercial and commercial real estate loans held for sale, at fair value	70	70	—	57	57	—

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion above.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion above.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. The Company also considers certain adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. The Company incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the collateral available and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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
Other investments
The fair values of the Company’s other investments are based on security prices in markets that are not active; therefore, these investments are classified as Level 2 in the fair value hierarchy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$19,385	$—	$19,385	$—
State and political subdivisions	8	—	8	—
Equity securities	17	—	17	—
U.S. Treasury and other	15	15	—	—
Total securities available for sale	19,425	15	19,410	—
Loans held for sale, at fair value:
Residential loans held for sale	456	—	456	—
Commercial loans held for sale	70	—	70	—
Total loans held for sale, at fair value	526	—	526	—
Derivative assets:
Interest rate swaps	1,056	—	1,056	—
Foreign exchange contracts	118	—	118	—
Other contracts	18	—	18	—
Total derivative assets	1,192	—	1,192	—
Other investment securities, at fair value:
Money market mutual fund	108	108	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	113	108	5	—
Total assets	$21,256	$123	$21,133	$—
Derivative liabilities:
Interest rate swaps	$854	$—	$854	$—
Foreign exchange contracts	113	—	113	—
Other contracts	9	—	9	—
Total derivative liabilities	976	—	976	—
Total liabilities	$976	$—	$976	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,842	$—	$17,842	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	16	15	1	—
Total securities available for sale	17,884	15	17,869	—
Loans held for sale, at fair value:
Residential loans held for sale	268	—	268	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale, at fair value	325	—	325	—
Derivative assets:
Interest rate swaps	636	—	636	—
Foreign exchange contracts	163	—	163	—
Other contracts	8	—	8	—
Total derivative assets	807	—	807	—
Other investment securities, at fair value:
Money market mutual fund	65	65	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	70	65	5	—
Total assets	$19,086	$80	$19,006	$—
Derivative liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign exchange contracts	156	—	156	—
Other contracts	5	—	5	—
Total derivative liabilities	666	—	666	—
Total liabilities	$666	$—	$666	$—

The changes in Level 3 assets measured at fair value on a recurring basis are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Beginning of period balance	$—	$1	$—	$5
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1
Sales	—	—	—	—
Settlements	—	—	—	—
Net (losses) gains	—	(1)	—	(1)
Transfers from Level 3 to Level 2	—	—	—	(5)
End of period balance	$—	$—	$—	$—
Net unrealized gain (loss) included in net income for the year relating to assets held at period end	$—	$—	$—	$—

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model. Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 6 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of carrying value or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Impaired collateral-dependent loans	($18)	($9)	($29)	($22)
MSRs	(2)	(1)	(6)	6
Foreclosed assets	—	—	(2)	(2)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2016				December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$353	$—	$353	$—	$60	$—	$60	$—
MSRs	163	—	—	163	178	—	—	178
Foreclosed assets	47	—	47	—	42	—	42	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Other loans held for sale
Balances represent loans that were transferred to other loans held for sale and are reported at the lower of cost or fair value.
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
The following table presents the fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,289	$5,431	$—	$—	$5,289	$5,431	$—	$—
Other investment securities, at cost	877	877	—	—	877	877	—	—
Other loans held for sale	—	—	—	—	—	—	—	—
Loans and leases	105,467	105,637	—	—	353	353	105,114	105,284
Financial Liabilities:
Deposits	108,327	108,329	—	—	108,327	108,329	—	—
Federal funds purchased and securities sold under agreements to repurchase	900	900	—	—	900	900	—	—
Other short-term borrowed funds	2,512	2,512	—	—	2,512	2,512	—	—
Long-term borrowed funds	11,902	12,127	—	—	11,902	12,127	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,258	$5,297	$—	$—	$5,258	$5,297	$—	$—
Other investment securities, at cost	863	863	—	—	863	863	—	—
Other loans held for sale	40	40	—	—	—	—	40	40
Loans and leases	99,042	99,026	—	—	60	60	98,982	98,966
Financial Liabilities:
Deposits	102,539	102,528	—	—	102,539	102,528	—	—
Federal funds purchased and securities sold under agreements to repurchase	802	802	—	—	802	802	—	—
Other short-term borrowed funds	2,630	2,630	—	—	2,630	2,630	—	—
Long-term borrowed funds	9,886	9,837	—	—	9,886	9,837	—	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s capital and capital ratios under Basel III Transitional rules as of September 30, 2016 and December 31, 2015. Certain Basel III requirements are subject to phase-in through 2019, and these phase-in rules are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means that the Company is not required to change its methodology for recognizing in regulatory capital, only a subset of unrealized gains and losses that are classified as AOCI. As an AOCI opt-out institution, the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses on securities AFS, accumulated net gains and losses on cash-flow hedges included in AOCI, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity included in AOCI.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Common equity tier 1 capital (1) (5)	$13,763	11.3%	$6,233	5.125%	$7,905	6.5%
Tier 1 capital (2) (5)	14,010	11.5	8,057	6.625	9,729	8.0
Total capital (3)(5)	17,290	14.2	10,489	8.625	12,161	10.0
Tier 1 leverage (4)	14,010	10.1	5,537	4.000	6,921	5.0
As of December 31, 2015
Common equity tier 1 capital (1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital (2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital (3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage (4)	13,636	10.5	5,218	4.0	6,523	5.0
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
For more information on share repurchases during the three months ended September 30, 2016, see Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds, included in this report.
All proposed distributions are subject to consideration and approval by CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including CFG’s capital position, financial performance and market conditions.
In the three and nine months ended September 30, 2016, the Company paid total common dividends of approximately $62 million and $179 million, respectively. The Company also declared a preferred dividend of $7 million during the first and the third quarter of 2016, or a total of $14 million for the nine months ended September 30, 2016. Additionally, during the three months ended September 30, 2016, the Company repurchased 11.1 million shares of common stock, which reduced shareholders’ equity by $250 million.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

entity. CBNA has entered into an agreement with the OCC pursuant to which the Company has developed and submitted to the OCC a remediation plan, that sets forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary.
NOTE 16 - EXIT COSTS AND RESTRUCTURING RESERVES
The Company incurred no restructuring costs for the three and nine months ended September 30, 2016.
For the three months ended September 30, 2015, the Company incurred no restructuring costs. For the nine months ended September 30, 2015, the Company incurred $27 million of restructuring costs, consisting of $18 million of facilities costs in occupancy, $6 million in outside services, and $3 million in salaries and employee benefits, substantially completing the restructuring initiatives designed to enhance operating efficiencies and reduce expense growth.
For segment reporting, all of these restructuring costs are reported within Other. See Note 18 “Business Segments” for further information.
The following tables present the activity in the exit costs and restructuring reserves:

	As of and for the Three Months Ended September 30,
	2016				2015
(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Beginning of period balance	$8	$12	$—	$20	$21	$27	$4	$52
Additions	—	—	—	—	—	1	—	1
Reversals	—	—	—	—	—	(1)	—	(1)
Utilization	(6)	(1)	—	(7)	(5)	(8)	(1)	(14)
End of period balance	$2	$11	$—	$13	$16	$19	$3	$38

	As of and for the Nine Months Ended September 30,
	2016				2015
(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Beginning of period balance	$12	$16	$5	$33	$23	$18	$3	$44
Additions	—	—	—	—	5	18	6	29
Reversals	—	—	—	—	(2)	(1)	—	(3)
Utilization	(10)	(5)	(5)	(20)	(10)	(16)	(6)	(32)
End of period balance	$2	$11	$—	$13	$16	$19	$3	$38

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the three months ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at beginning of period July 1, 2015	($13)	$27	($373)	($359)
Other comprehensive income before reclassifications	48	61	—	109
Other-than-temporary impairment not recognized in earnings on securities	—	(8)	—	(8)
Amounts reclassified from other comprehensive (loss) income	(4)	—	3	(1)
Net other comprehensive income	44	53	3	100
Balance at end of period September 30, 2015	$31	$80	($370)	($259)

Balance at beginning of period July 1, 2016	$39	$166	($364)	($159)
Other comprehensive income before reclassifications	(1)	(28)	—	(29)
Other-than-temporary impairment not recognized in earnings on securities	—	3	—	3
Amounts reclassified from other comprehensive (loss) income	(6)	2	2	(2)
Net other comprehensive (loss) income	(7)	(23)	2	(28)
Balance at end of period September 30, 2016	$32	$143	($362)	($187)

	As of and for the nine months ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Total AOCI
Balance at beginning of period January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	108	41	—	149
Other-than-temporary impairment not recognized in earnings on securities	—	(26)	—	(26)
Amounts reclassified from other comprehensive (loss) income	(8)	(9)	7	(10)
Net other comprehensive income	100	6	7	113
Balance at end of period September 30, 2015	$31	$80	($370)	($259)

Balance at beginning of period January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	45	190	—	235
Other-than-temporary impairment not recognized in earnings on securities	—	(18)	—	(18)
Amounts reclassified from other comprehensive (loss) income	(23)	(1)	7	(17)
Net other comprehensive income	22	171	7	200
Balance at end of period September 30, 2016	$32	$143	($362)	($187)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$23	$22	$66	$57	Interest income
	(8)	(15)	(24)	(44)	Interest expense
	(5)	—	(5)	—	Other income
	10	7	37	13	Income before income tax expense
	4	3	14	5	Income tax expense
	$6	$4	$23	$8	Net income
Reclassification of net securities gains (losses) to net income:	$—	$2	$13	$19	Securities gains, net
	(3)	(2)	(11)	(5)	Net securities impairment losses recognized in earnings
	(3)	—	2	14	Income before income tax expense
	(1)	—	1	5	Income tax expense
	($2)	$—	$1	$9	Net income
Reclassification of changes related to defined benefit pension plans:	($4)	($3)	($12)	($10)	Salaries and employee benefits
	(4)	(3)	(12)	(10)	Income before income tax expense
	(2)	—	(5)	(3)	Income tax expense
	($2)	($3)	($7)	($7)	Net income
Total reclassification gains (losses)	$2	$1	$17	$10	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net interest income (includes $15, $7, $42 and $13 of AOCI reclassifications, respectively)	$945	$856	$2,772	$2,532
Provision for credit losses	86	76	267	211
Noninterest income (includes ($8), $0, ($3) and $14 of AOCI reclassifications, respectively)	435	353	1,120	1,060
Noninterest expense (includes $4, $3, $12 and $10 of AOCI reclassifications, respectively)	867	798	2,505	2,449
Income before income tax expense	427	335	1,120	932
Income tax expense (includes $1, $3, $10 and $7 income tax net expense from reclassification items, respectively)	130	115	357	313
Net income	$297	$220	$763	$619
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable Segments
Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. A description of each reportable segment and table of financial results is presented below:
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

	As of and for the Three Months Ended September 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income (expense)	$621	$327	($3)	$945
Noninterest income	229	123	83	435
Total revenue	850	450	80	1,380
Noninterest expense	650	181	36	867
Profit before provision for credit losses	200	269	44	513
Provision for credit losses	57	19	10	86
Income before income tax expense (benefit)	143	250	34	427
Income tax expense (benefit)	51	88	(9)	130
Net income	$92	$162	$43	$297
Total average assets	$56,689	$47,902	$39,808	$144,399

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended September 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$556	$299	$1	$856
Noninterest income	235	100	18	353
Total revenue	791	399	19	1,209
Noninterest expense	623	175	—	798
Profit before provision for credit losses	168	224	19	411
Provision for credit losses	64	3	9	76
Income before income tax expense (benefit)	104	221	10	335
Income tax expense	36	76	3	115
Net income	$68	$145	$7	$220
Total average assets	$53,206	$43,113	$38,784	$135,103

	As of and for the Nine Months Ended September 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,804	$941	$27	$2,772
Noninterest income	656	344	120	1,120
Total revenue	2,460	1,285	147	3,892
Noninterest expense	1,898	554	53	2,505
Profit before provision for credit losses	562	731	94	1,387
Provision for credit losses	169	27	71	267
Income before income tax expense (benefit)	393	704	23	1,120
Income tax expense (benefit)	140	245	(28)	357
Net income	$253	$459	$51	$763
Total average assets	$55,825	$46,869	$39,101	$141,795

	As of and for the Nine Months Ended September 30, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,633	$861	$38	$2,532
Noninterest income	684	308	68	1,060
Total revenue	2,317	1,169	106	3,592
Noninterest expense	1,832	529	88	2,449
Profit before provision for credit losses	485	640	18	1,143
Provision for credit losses	187	(11)	35	211
Income (loss) before income tax expense (benefit)	298	651	(17)	932
Income tax expense (benefit)	103	224	(14)	313
Net income (loss)	$195	$427	($3)	$619
Total average assets	$52,438	$42,451	$39,766	$134,655

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management accounting practices utilized by the Company as the basis for presentation of segment results include the following:
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
Provision for credit losses allocations
Provision for credit losses is allocated to each business segment based on actual net charge-offs recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other.
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
NOTE 19 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except share and per-share data)	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$297	$220	$763	$619
Less: Preferred stock dividends	7	7	14	7
Net income available to common stockholders	$290	$213	$749	$612
Denominator:
Weighted-average common shares outstanding - basic	519,458,976	530,985,255	525,477,273	538,279,222
Dilutive common shares: share-based awards	1,663,490	2,412,903	1,784,111	2,647,139
Weighted-average common shares outstanding - diluted	521,122,466	533,398,158	527,261,384	540,926,361
Earnings per common share:
Basic	$0.56	$0.40	$1.43	$1.14
Diluted	0.56	0.40	1.42	1.13
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 20 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Deposit insurance	$32	$28	$87	$88
Promotional expense	24	25	73	76
Other	88	80	227	241
Other operating expense	$144	$133	$387	$405

NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to September 30, 2016 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes, except as follows:
On October 19, 2016, the Company declared a quarterly common stock dividend of $0.12 per share, or approximately $62 million, payable on November 16, 2016 to stockholders of record at the close of business on November 2, 2016.

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

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
The summary Consolidated Operating Data for the three and nine months ended September 30, 2016 and 2015 and the summary Consolidated Balance Sheet data as of September 30, 2016 are derived from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.
In our opinion, the unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of those to be expected for the year ending December 31, 2016 or for any future period. The following selected consolidated financial data should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2016	2015	2016	2015
OPERATING DATA:
Net interest income	$945	$856	$2,772	$2,532
Noninterest income	435	353	1,120	1,060
Total revenue	1,380	1,209	3,892	3,592
Provision for credit losses	86	76	267	211
Noninterest expense	867	798	2,505	2,449
Income before income tax expense	427	335	1,120	932
Income tax expense	130	115	357	313
Net income	$297	$220	$763	$619
Net income available to common stockholders	$290	$213	$749	$612
Net income per common share - basic	$0.56	$0.40	$1.43	$1.14
Net income per common share - diluted	$0.56	$0.40	$1.42	$1.13
OTHER OPERATING DATA:
Return on average common equity (1)	5.82%	4.40%	5.08%	4.23%
Return on average tangible common equity	8.58	6.60	7.51	6.34
Return on average total assets (2)	0.82	0.65	0.72	0.62
Return on average total tangible assets	0.86	0.68	0.75	0.65
Efficiency ratio	62.88	66.02	64.36	68.17
Net interest margin (3)	2.84	2.76	2.85	2.75

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

(in millions)	September 30, 2016	December 31, 2015
BALANCE SHEET DATA:
Total assets	$147,015	$138,208
Loans and leases (4)	105,467	99,042
Allowance for loan and lease losses	1,240	1,216
Total securities	25,704	24,075
Goodwill	6,876	6,876
Total liabilities	126,834	118,562
Total deposits	108,327	102,539
Federal funds purchased and securities sold under agreements to repurchase	900	802
Other short-term borrowed funds	2,512	2,630
Long-term borrowed funds	11,902	9,886
Total stockholders’ equity	20,181	19,646
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.18%	1.23%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	112.03	114.60
Nonperforming loans and leases as a percentage of total loans and leases	1.05	1.07
Capital Ratios:(5)
CET1 capital ratio (6)	11.3	11.7
Tier 1 capital ratio (7)	11.5	12.0
Total capital ratio (8)	14.2	15.3
Tier 1 leverage ratio (9)	10.1	10.5
(1) “Return on average common equity” is defined as annualized net income available to common stockholders divided by average common equity.
(2) “Return on average total assets” is defined as annualized net income divided by average total assets.
(3) “Net interest margin” is defined as annualized net interest income divided by average total interest-earning assets.
(4) Excludes loans held for sale of $526 million and $365 million as of September 30, 2016 and December 31, 2015, respectively.
(5) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of September 30, 2016 and December 31, 2015 are prepared using the Basel III Standardized transitional approach.
(6) “Common equity tier 1 capital ratio” represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(7) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach.
(8) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(9) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $147.0 billion of total assets as of September 30, 2016. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,600 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania, and we operate our businesses through two operating segments, Consumer Banking and Commercial Banking.
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services. Consumer Banking average loans and leases totaled $54.5 billion and $51.1 billion, or 53% of average loan and leases (including loans held for sale) for both the nine months of 2016 and 2015, respectively.
Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance. Commercial Banking average loans and leases totaled $45.5 billion compared with $41.2 billion, or 44% and 43% of average loan and leases (including loans held for sale) for both the nine months 2016 and 2015, respectively.
Non-core assets totaled $3.0 billion as of September 30, 2016 compared with $2.3 billion as of December 31, 2015, an increase of 26%. Non-core assets are primarily loans that are not aligned to our strategic priorities, generally as a result of geographic location, industry, product type, or risk level. This increase was driven by the transfer of a $1.2 billion commercial lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of the Asset Finance business in third quarter 2016. This portfolio of largely investment-grade client aircraft leases do not meet go-forward business model strategic and risk-adjusted return parameters, and we plan to exit these non-strategic relationships. These assets were designated as non-core and transferred to Other.
The largest component of our retail non-core portfolio is the home equity products serviced by others portfolio (a portion of which we now service internally). Non-core assets are included in Other along with the treasury function, securities portfolio, wholesale funding activities, goodwill, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments.
We regularly incur expenses associated with investments in our infrastructure. For example, from 2011 to 2015 we invested $1.3 billion in infrastructure and technology, and plan to invest approximately $181 million in 2016 and approximately $210 million in 2017. We invested $131 million in our infrastructure in the first nine months of 2016. These investments, which are designed to lower our operating costs and improve our customer experience, include significant programs to enhance our resiliency, upgrade customer-facing technology and streamline operations.
For the third quarter 2016, we recorded income before income tax expense and net income of $427 million and $297 million, respectively. Third quarter 2016 results included a $31 million pre-tax, or $19 million after-tax benefit from notable items, presented below.

	Three Months Ended September 30, 2016
(dollars in millions, except EPS impact)	Pre tax	After tax	EPS Impact
Gain on mortgage/home equity TDR Transaction	$72	$45	$0.09
Home equity operational items(1)	(8)	(5)	(0.01)
TDR gain after impact of home equity operational items	64	40	0.08

Asset Finance repositioning(2)	(16)	(10)	(0.02)
TOP III efficiency initiatives(3)	(17)	(11)	(0.02)
Total	$31	$19	$0.04
(1) Pre-tax reflects $3 million of other expense, $3 million of amortization of software and $2 million of outside services.
(2) Pre-tax reflects ($5) million noninterest income impact and $11 million of other expense related to lease-residual impairment tied to legacy RBS aircraft leasing borrowers moved to runoff in non-core.
(3) Pre-tax expense reflects $11 million in salaries and benefits and $6 million in outside services associated with TOP III efficiency initiatives.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Recent Events
In third quarter 2016, we repurchased $250 million, or 11,062,192 shares of common stock at an average price of $22.60.
On July 28, 2016, we issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of our subordinated debt.
Key Factors Affecting Our Business
Macroeconomic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macroeconomic factors that impact our business include the rate of economic expansion, the health of the housing market, unemployment levels and interest rates in the United States.
The U.S. economy continued to expand at a moderate pace, with GDP rising by 2.9% in third quarter 2016, following 1.9% growth in 2015. The housing sector remains steady as previous quarters, with three month average existing home sales of 5.4 million units.
The labor market continued to improve, with moderate job gains and lower levels of unemployment. The U.S. unemployment rate was 5.0% at September 30, 2016 and December 31, 2015. Average monthly nonfarm employment increased by 192,000 in third quarter 2016, after a revised average increase of 146,000 in second quarter 2016.
The FRB maintained very accommodative monetary policy conditions during third quarter 2016, and continues to target a 0.25% to 0.50% federal funds rate range at the short end of the yield curve. Interest rates remain relatively low. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Observable inflation levels remain below the FRB’s longer-term objective of 2.0%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk,” included in this report.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In 2015 and through third quarter 2016, short-term and long-term interest rates remained at very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near zero. Further declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
In 2015 and through third quarter 2016, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently, the FRB has started to move down the path of interest rate normalization by raising the federal funds rate by 25 basis points in December 2015. However, the FRB will likely continue to target a highly accommodative monetary policy for some time to come.
Credit trends
Credit metrics and asset quality remained strong and broadly stable in third quarter 2016. Nonperforming loans of $1.1 billion as of September 30, 2016 increased $73 million from September 30, 2015, reflecting an increase in commercial nonperforming assets largely driven by commodity-based businesses, partially offset by improvement in retail products. Net charge-offs of $83 million increased $8 million from $75 million in third quarter 2015, largely driven by the commercial oil and gas portfolio, and included $62 million in recoveries of prior period charge-offs, compared with $45 million in third quarter 2015. Annualized net charge-offs as a percentage of total average loans of 0.32%, was relatively stable compared to 0.31% in third quarter 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Credit metrics and asset quality remained relatively stable in the first nine months of 2016. Net charge-offs of $231 million increased $24 million from $207 million in the first nine months of 2015, which included $153 million in recoveries for the first nine months of 2016 compared to $149 million in recoveries for the first nine months of 2015. Annualized net charge-offs as a percentage of total average loans of 0.30%, was relatively stable compared to 0.29% in the first nine months of 2015.
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
Consistent with these requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days of the date the FRB discloses the results of its supervisory-run tests. We submitted our 2016 Capital Plan and related annual stress test results to the Federal Reserve on April 5, 2016. We published our estimated results under the supervisory severely adverse scenario on the Investor Relations regulatory filings and disclosures page of our corporate website on June 23, 2016. The annual DFAST process projects net income, loan losses and capital ratios during a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings and decline in capital ratios. However, these pro forma results should not be interpreted as management expectations but rather as a possible result under hypothetical, severely adverse economic conditions that do not take into account capital conservation actions that would be mandated by internal policy if such conditions were actually to occur.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year and disclose the results under an internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of our 2016 mid-cycle stress test to the FRB on October 3, 2016 and disclosed a summary of the results on October 5, 2016.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2016 annual stress tests to the OCC on April 5, 2016 and published a summary of the results along with the stress test result of the bank holding company parent in June 2016. CBPA submitted its 2016 annual stress tests to the FDIC on April 5, 2016 and published its summary results as an update to the CFG / CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on our Investor Relations site on October 17, 2016, prior to the October 31, 2016 deadline that the FDIC sets for banks with $10 - $50 billion in total assets.
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

All proposed capital distributions are subject to consideration and approval by CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions. The Board has approved a share repurchase plan that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans.
Repeal of the prohibition on depository institutions paying interest on demand deposits
We began offering interest-bearing corporate checking accounts after the 2011 repeal of the prohibition on depository institutions paying interest on demand deposits. Currently, industry wide interest rates for this product are very low and thus far the impact of the repeal has not had a significant effect on our results. However, market rates could increase more significantly in the future. If we need to pay higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense would increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to retain demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or limit potential future asset growth.
Basel III final rules applicable to us and our banking subsidiaries
In July 2013, the FRB, OCC, and FDIC issued the U.S. Basel III final rules. The rules implement the Committee on Banking Supervision’s Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rules substantially revised the risked-based capital and leverage requirements applicable to bank holding companies and their insured depository institution subsidiaries, including CBNA and CBPA. The U.S. Basel III final rules became effective for us and our depository institution subsidiaries, including CBNA and CBPA, on January 1, 2015 (subject to a phase-in period for certain provisions). In order to comply with the new capital requirements, we established internal capital ratio targets that meet or exceed U.S. regulatory expectations under fully phased-in Basel III rules, and increased our capital requirements in anticipation of the transition that is underway.
HELOC payment shock
Attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. To help manage this exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations. As of September 30, 2016, approximately 21% of our $14.5 billion HELOC portfolio, or $3.0 billion in drawn balances were subject to a payment reset or balloon payment between October 1, 2016 and December 31, 2018, including $24 million in balloon balances where full payment is due at the end of a ten-year interest only draw period.
As of September 30, 2016, for the $1.6 billion of our HELOC portfolio that was originally structured with a reset period in 2014 and 2013, 94% of the balances were refinanced, paid off or were current on payments, 2% were past due and 4% had been charged off. As of September 30, 2016, for the $1.3 billion in balances originally structured with a reset period in 2015, 94% of the balances were refinanced, paid off or were current on payments, 4% were past due and 2% had been charged off. A total of $995 million in balances were originally structured with a reset period in 2016, with $138 million scheduled to reset for the remainder of 2016. Factors that affect our future expectations for charge-off risk for the portion of our HELOC portfolio subject to reset periods in the future include improved loan-to-value ratios resulting from continued home price appreciation, stable portfolio credit score profiles and more robust loss mitigation efforts.
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
Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an amount that reflects probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance for credit losses is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
Noninterest expense
Noninterest expense includes salaries and employee benefits, outside services, occupancy expense, equipment expense, amortization of software, goodwill impairment, and other operating expenses.
Net income and Net Income Available to Common Stockholders
We evaluate our net income and net income available to common stockholders based on measures including return on average common equity, return on average total assets and return on average tangible common equity.
Loans and leases
We classify our loans and leases pursuant to the following classes: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, student, credit cards and other retail. Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which we now service a portion of internally.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Leases are classified at the inception of the lease by type. Lease receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Lease residual values are reviewed at least annually for other-than-temporary impairment, with valuation adjustments recognized currently against noninterest income and noninterest expense. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.
Loans held for sale, at fair value
Mortgage loans and commercial loans held for sale are carried at fair value.
Other loans held for sale
Balances represent loans that were transferred to other loans held for sale are reported at the lower of cost or fair value.
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
Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the adequacy of the allowance for credit losses using the following ratios: ALLL as a percentage of total loans and leases; ALLL as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits.
Borrowed funds
As of September 30, 2016, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances and other short-term borrowed funds. As of September 30, 2016, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
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
We sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 11 “Derivatives” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key performance metrics and non-GAAP financial measures
We consider certain key performance metrics when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•	Return on average common equity, which we define as annualized net income available to common stockholders divided by average common equity;

•
Return on average tangible common equity, which we define as annualized net income available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles;

•	Return on average total assets, which we define as annualized net income divided by average total assets;

•
Return on average total tangible assets, which we define as annualized net income divided by average total assets excluding average goodwill (net of related deferred tax liability) and average other intangibles;

•
Efficiency ratio, which we define as the ratio of our total noninterest expense to the sum of net interest income and total noninterest income. We measure our efficiency ratio to evaluate the efficiency of our operations as it helps us monitor how costs are changing compared to our income. A decrease in our efficiency ratio represents improvement;

•
Net interest margin, which we calculate by dividing annualized net interest income for the period by average total interest-earning assets, is a key measure that we use to evaluate our net interest income; and

•	Common equity tier 1 capital ratio (Basel III fully phased-in basis), represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.

We present and provide reconciliations of certain non-GAAP measures. These reconciliations are adjusted for restructuring charges, special items and/or notable items, which are included, where applicable, in the financial results presented in accordance with GAAP. Restructuring charges and special items include expenses related to our efforts to improve processes and enhance efficiencies, as well as rebranding, separation from RBS and regulatory expenses. Notable items include certain revenue or expense items that may occur in a reporting period which management does not consider indicative of on-going financial performance.
We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe restructuring charges, special items and/or notable items in any period do not reflect the operational performance of the business in that period and, accordingly, it is useful to consider these line items with and without restructuring charges, special items and/or notable items. We believe this presentation also increases comparability of period-to-period results.
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
Non-GAAP measures are denoted throughout “—Results of Operations” by the use of the term “adjusted” and are followed by an asterisk (*).

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table contains computations of key performance metrics and reconciliations of non-GAAP financial measures:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2016	2015	2016	2015
Noninterest income, adjusted:
Noninterest income (GAAP)		$435	$353	$1,120	$1,060
Less: Notable items
Gain on mortgage/home equity TDR Transaction		72	—	72	—
Home equity operational items		—	—	—	—
Asset Finance repositioning		(5)	—	(5)	—
TOP III efficiency initiatives		—	—	—	—
Noninterest income, adjusted (non-GAAP)		$368	$353	$1,053	$1,060

Total revenue, adjusted:
Total revenue (GAAP)	A	$1,380	$1,209	$3,892	$3,592
Less: Notable items
Gain on mortgage/home equity TDR Transaction		72	—	72	—
Home equity operational items		—	—	—	—
Asset Finance repositioning		(5)	—	(5)	—
TOP III efficiency initiatives		—	—	—	—
Total revenue, adjusted (non-GAAP)	B	$1,313	$1,209	$3,825	$3,592

Noninterest expense, adjusted:
Noninterest expense (GAAP)	C	$867	$798	$2,505	$2,449
Less: Restructuring charges		—	—	—	26
Less: Special items		—	—	—	24
Less: Notable items
Gain on mortgage/home equity TDR Transaction		—	—	—	—
Home equity operational items		8	—	8	—
Asset Finance repositioning		11	—	11	—
TOP III efficiency initiatives		17	—	17	—
Noninterest expense, adjusted (non-GAAP)	D	$831	$798	$2,469	$2,399

Pre-provision profit, adjusted:
Total revenue, adjusted (non-GAAP)	B	$1,313	$1,209	$3,825	$3,592
Noninterest expense, adjusted (non-GAAP)	D	831	798	2,469	2,399
Pre-provision profit, adjusted (non-GAAP)		$482	$411	$1,356	$1,193

Income before income tax expense, adjusted:
Income before income tax expense (GAAP)		$427	$335	$1,120	$932
Less: Restructuring charges		—	—	—	(26)
Less: Special items		—	—	—	(24)
Less: Notable items
Gain on mortgage/home equity TDR Transaction		72	—	72	—
Home equity operational items		(8)	—	(8)	—
Asset Finance repositioning		(16)	—	(16)	—
TOP III efficiency initiatives		(17)	—	(17)	—
Income before income tax expense, adjusted (non-GAAP)		$396	$335	$1,089	$982

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2016	2015	2016	2015
Income tax expense, adjusted:
Income tax expense (GAAP)		$130	$115	$357	$313
Less: Restructuring charges		—	—	—	(10)
Less: Special items		—	—	—	(9)
Less: Notable items
Gain on mortgage/home equity TDR Transaction		27	—	27	—
Home equity operational items		(3)	—	(3)	—
Asset Finance repositioning		(6)	—	(6)	—
TOP III efficiency initiatives		(6)	—	(6)	—
Income tax expense, adjusted (non-GAAP)		$118	$115	$345	$332

Net income, adjusted:
Net income (GAAP)	E	$297	$220	$763	$619
Add: Restructuring charges, net of tax expense		—	—	—	16
Add: Special items, net of tax expense		—	—	—	15
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR Transaction		(45)	—	(45)	—
Home equity operational items		5	—	5	—
Asset Finance repositioning		10	—	10	—
TOP III efficiency initiatives		11	—	11	—
Net income, adjusted (non-GAAP)	F	$278	$220	$744	$650

Net income available to common stockholders, adjusted:
Net income available to common stockholders (GAAP)	G	$290	$213	$749	$612
Add: Restructuring charges, net of tax expense		—	—	—	16
Add: Special items, net of tax expense		—	—	—	15
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR Transaction		(45)	—	(45)	—
Home equity operational items		5	—	5	—
Asset Finance repositioning		10	—	10	—
TOP III efficiency initiatives		11	—	11	—
Net income available to common stockholders, adjusted (non-GAAP)	H	$271	$213	$730	$643

Net income per average common share-basic and diluted, adjusted:
Average common shares outstanding - basic (GAAP)	I	519,458,976	530,985,255	525,477,273	538,279,222
Average common shares outstanding - diluted (GAAP)	J	521,122,466	533,398,158	527,261,384	540,926,361
Net income per average common share - basic (GAAP)	G/I	$0.56	$0.40	$1.43	$1.14
Net income per average common share - diluted (GAAP)	G/J	0.56	0.40	1.42	1.13
Net income per average common share-basic, adjusted (non-GAAP)	H/I	0.52	0.40	1.39	1.20
Net income per average common share-diluted, adjusted (non-GAAP)	H/J	0.52	0.40	1.39	1.19

Impact of restructuring charges, special items and/or notable items on net income per average common share - basic:
Restructuring charges		$—	$—	$—	$0.03
Special items		—	—	—	0.03
Notable items:
Gain on mortgage/home equity TDR Transaction		0.09	—	0.09	—
Home equity operational items		(0.01)	—	(0.01)	—
Asset Finance repositioning		(0.02)	—	(0.02)	—
TOP III efficiency initiatives		(0.02)	—	(0.02)	—
Impact of restructuring charges, special items and/or notable items on net income per average common share - basic		$0.04	$—	$0.04	$0.06

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	Ref.	2016	2015	2016	2015
Return on average common equity and return on average common equity, adjusted:
Average common equity (GAAP)	K	$19,810	$19,261	$19,715	$19,352
Return on average common equity	G/K	5.82%	4.40%	5.08%	4.23%
Return on average common equity, adjusted (non-GAAP)	H/K	5.44%	4.40%	4.95%	4.45%

Return on average tangible common equity and return on average tangible common equity, adjusted:
Average common equity (GAAP)	K	$19,810	$19,261	$19,715	$19,352
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		1	4	2	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		509	453	495	438
Average tangible common equity	L	$13,442	$12,834	$13,332	$12,909
Return on average tangible common equity	G/L	8.58%	6.60%	7.51%	6.34%
Return on average tangible common equity, adjusted (non-GAAP)	H/L	8.02%	6.60%	7.32%	6.67%

Return on average total assets and return on average total assets, adjusted:
Average total assets (GAAP)	M	$144,399	$135,103	$141,795	$134,655
Return on average total assets	E/M	0.82%	0.65%	0.72%	0.62%
Return on average total assets, adjusted (non-GAAP)	F/M	0.77%	0.65%	0.70%	0.65%

Return on average total tangible assets and return on average total tangible assets, adjusted:
Average total assets (GAAP)	M	$144,399	$135,103	$141,795	$134,655
Less: Average goodwill (GAAP)		6,876	6,876	6,876	6,876
Less: Average other intangibles (GAAP)		1	4	2	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		509	453	495	438
Average tangible assets	N	$138,031	$128,676	$135,412	$128,212
Return on average total tangible assets	E/N	0.86%	0.68%	0.75%	0.65%
Return on average total tangible assets, adjusted (non-GAAP)	F/N	0.80%	0.68%	0.73%	0.68%

Efficiency ratio and efficiency ratio, adjusted:
Efficiency ratio	C/A	62.88%	66.02%	64.36%	68.17%
Efficiency ratio, adjusted (non-GAAP)	D/B	63.31%	66.02%	64.54%	66.78%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,
		2016				2015
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	O	$92	$162	$43	$297	$68	$145	$7	$220
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income available to common stockholders (GAAP)	P	$92	$162	$36	$290	$68	$145	$—	$213

Efficiency ratio:
Total revenue (GAAP)	Q	$850	$450	$80	$1,380	$791	$399	$19	$1,209
Noninterest expense (GAAP)	R	650	181	36	867	623	175	—	798
Efficiency ratio	R/Q	76.46%	40.21%	NM	62.88%	78.72%	43.75%	NM	66.02%

Return on average total tangible assets:
Average total assets (GAAP)		$56,689	$47,902	$39,808	$144,399	$53,206	$43,113	$38,784	$135,103
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	1	1	—	—	4	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	509	509	—	—	453	453
Average total tangible assets	S	$56,689	$47,902	$33,440	$138,031	$53,206	$43,113	$32,357	$128,676
Return on average total tangible assets	O/S	0.64%	1.35%	NM	0.86%	0.51%	1.34%	NM	0.68%

Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,190	$5,172	$9,448	$19,810	$4,791	$4,722	$9,748	$19,261
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	1	1	—	—	4	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	509	509	—	—	453	453
Average tangible common equity (1)	T	$5,190	$5,172	$3,080	$13,442	$4,791	$4,722	$3,321	$12,834
Return on average tangible common equity (1)	P/T	7.04%	12.50%	NM	8.58%	5.67%	12.24%	NM	6.60%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Nine Months Ended September 30,
		2016				2015
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	U	$253	$459	$51	$763	$195	$427	($3)	$619
Less: Preferred stock dividends		—	—	14	14	—	—	7	7
Net income available to common stockholders (GAAP)	V	$253	$459	$37	$749	$195	$427	($10)	$612

Efficiency ratio:
Total revenue (GAAP)	W	$2,460	$1,285	$147	$3,892	$2,317	$1,169	$106	$3,592
Noninterest expense (GAAP)	X	1,898	554	53	2,505	1,832	529	88	2,449
Efficiency ratio	X/W	77.15%	43.15%	NM	64.36%	79.07%	45.26%	NM	68.17%

Return on average total tangible assets:
Average total assets (GAAP)		$55,825	$46,869	$39,101	$141,795	$52,438	$42,451	$39,766	$134,655
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	495	495	—	—	438	438
Average total tangible assets	Y	$55,825	$46,869	$32,718	$135,412	$52,438	$42,451	$33,323	$128,212
Return on average total tangible assets	U/Y	0.60%	1.31%	NM	0.75%	0.50%	1.35%	NM	0.65%

Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,130	$5,001	$9,584	$19,715	$4,708	$4,625	$10,019	$19,352
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	5	5
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	495	495	—	—	438	438
Average tangible common equity (1)	Z	$5,130	$5,001	$3,201	$13,332	$4,708	$4,625	$3,576	$12,909
Return on average tangible common equity(1)	V/Z	6.58%	12.27%	NM	7.51%	5.55%	12.35%	NM	6.34%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Highlights
For third quarter 2016:

•	Net income of $297 million increased $77 million from $220 million in third quarter 2015;

•
Net income included the benefit of $19 million in after-tax notable items. Excluding notable items, adjusted net income* increased $58 million, or 26%, to $278 million from $220 million in third quarter 2015;

•
Net income available to common stockholders of $290 million increased $77 million or 36%, from $213 million in third quarter 2015. Excluding notable items, adjusted net income available to common stockholders* increased $58 million, or 27%, to $271 million from $213 million in third quarter 2015;

•	Net interest income of $945 million increased $89 million, or 10%, from $856 million in third quarter 2015 driven by 7% average loan growth and an eight basis point improvement in net interest margin;

•
Net interest margin of 2.84% increased eight basis points, compared to 2.76% in third quarter 2015. Results reflect improved loan yields given continued pricing and portfolio optimization initiatives, as well as higher short-term interest rates. These benefits were partially offset by a reduction in investment portfolio yields, including a reduction in FRB stock dividends, as well as increased borrowing costs;

•
Noninterest income of $435 million increased $82 million, or 23%, from third quarter 2015 driven by the TDR Transaction gain. Excluding this impact, adjusted noninterest income increased $15 million as strength in mortgage banking fees, capital market fees and service charges and fees was partially offset by lower trust and investment service fees and other income;

•
Noninterest expense of $867 million increased $69 million, or 9%, compared to $798 million in third quarter 2015 driven by the impact of $36 million in notable items. Excluding this impact, adjusted noninterest expense* increased $33 million driven by higher salaries and employee benefits, largely reflecting a change in the timing of merit increases and incentive payments that drove higher payroll taxes and retirement plan contributions, as well as increased software amortization, outside services, and higher occupancy and equipment expense;

•	Provision for credit losses of $86 million increased $10 million, or 13%, from $76 million in third quarter of 2015, largely reflecting an increase tied to loan growth;

•	Return on average common equity of 5.82% compared to 4.40% in third quarter 2015;

•	Return on average tangible common equity of 8.58% and adjusted return on average tangible common equity* of 8.02%, compared with 6.60% in third quarter 2015;

•
Average loans and leases of $104.0 billion increased $7.2 billion, or 7%, from $96.8 billion in third quarter 2015 reflecting a $4.5 billion increase in commercial loans and a $2.7 billion increase in retail loans;

•	Average interest-bearing deposits of $79.2 billion increased $4.9 billion, or 7%, from $74.2 billion in third quarter 2015, driven by growth in every deposit category;

•
Net charge-offs of $83 million increased $8 million, or 11%, from $75 million in third quarter 2015. The ALLL of $1.2 billion increased $24 million compared to fourth quarter 2015. ALLL to total loans and leases ratio of 1.18% as of September 30, 2016, compared with 1.23% as of December 31, 2015. ALLL to nonperforming loans and leases ratio of 112% as of September 30, 2016, compared with 115% as of December 31, 2015; and

•	Net income per average common share of $0.56 and adjusted net income per common share* of $0.52, compared to $0.40 per average common share in third quarter 2015.

Results of Operations — Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Highlights
For the first nine months of 2016:

•	Net income of $763 million increased $144 million compared to $619 million in the first nine months of 2015;

•
Net income included $19 million in after-tax notable items, compared with $31 million in after-tax restructuring charges and special noninterest expense items in the first nine months of 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted net income* increased $94 million, or 14%, to $744 million from $650 million in the first nine months of 2015;

•
Net income available to common stockholders of $749 million increased $137 million, compared to $612 million in the first nine months of 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted net income available to common stockholders* increased $87 million, or 14%, to $730 million from $643 million in the first nine months of 2015;

•
Net interest income of $2.8 billion increased $240 million, or 9%, compared to $2.5 billion in the first nine months of 2015, reflecting 7% average loan growth, 6% average deposit growth and a 10 basis point improvement in net interest margin;

•
Net interest margin of 2.85% increased 10 basis points, compared to 2.75% in the first nine months of 2015 driven by improved loan yields reflecting higher interest rates and continued improvement in loan mix as well as flat deposit costs;

•
Noninterest income of $1.1 billion increased $60 million, or 6%, from the first nine months of 2015 levels largely driven by the TDR Transaction gain. Lower mortgage banking fees, card fees, trust and investment services fees, and foreign exchange and letter of credit fees were partially offset by an increase in service charges and fees and other income;

•
Noninterest expense of $2.5 billion increased $56 million, or 2%, compared to $2.4 billion in the first nine months of 2015. Results reflected $36 million in notable items, compared to $50 million of restructuring charges and special items in the first nine months of 2015. Excluding the impact of restructuring charges, special items and notable items adjusted noninterest expense* increased $70 million, which reflected increases in salaries and employee benefits and outside services, software amortization, and occupancy and equipment expense, partially offset by other operating expense;

•
Provision for credit losses of $267 million increased $56 million, or 27%, from $211 million in the first nine months of 2015, reflecting continued improvement in credit quality and improvement in retail net charge-offs. The first nine months of 2016 included a $36 million reserve build compared to a $4 million reserve build in the first nine months of 2015;

•	Return on average common equity was 5.08% compared to 4.23% for the first nine months of 2015;

•
Return on average tangible common equity was 7.51%, compared to 6.34% for the first nine months of 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted return on average tangible common equity* improved to 7.32% from 6.67% in the first nine months of 2015;

•
Average loans and leases of $102.3 billion increased $6.9 billion, or 7%, from $95.5 billion in the first nine months of 2015, driven by commercial loan growth across most products, and an increase in student, residential mortgage, and auto loans, partially offset by a decrease in home equity outstandings;

•	Average interest-bearing deposits of $76.9 billion increased $4.8 billion, or 7% from $72.1 billion in the first nine months of 2015, driven by growth in all deposit products;

•
Net charge-offs of $231 million increased $24 million, or 12%, from $207 million in the first nine months of 2015. The ALLL of $1.2 billion increased $24 million compared to fourth quarter 2015. ALLL to total loans and leases was 1.18% as of September 30, 2016, compared with 1.23% as of December 31, 2015. ALLL to nonperforming loans and leases ratio was 112% as of September 30, 2016, compared with 115% as of December 31, 2015; and

•	Net income per average common share, basic and diluted was $1.43 and $1.42, compared to $1.14 and $1.13, per average common share, basic and diluted, respectively, in the first nine months of 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $297 million, up $77 million, or 35%, from $220 million in third quarter 2015. Third quarter 2016 results include a $19 million after-tax benefit from notable items, largely related to the gain on TDR Transaction sale as well as efforts to improve processes and enhance efficiencies. Excluding these items, adjusted net income* increased $58 million from third quarter 2015.
Net income totaled $763 million, up $144 million, or 23%, from $619 million in the first nine months of 2015. The first nine months of 2016 results include a $19 million after-tax benefit from notable items, compared with $31 million of after tax restructuring charges and special items for the first nine months of 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted net income* increased $94 million from the first nine months of 2015.
The following table presents the significant components of our net income for the periods indicated:

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change		Percent	2016	2015	Change		Percent
Operating Data:
Net interest income	$945	$856	$89		10%	$2,772	$2,532	$240		9%
Noninterest income	435	353	82		23	1,120	1,060	60		6
Total revenue	1,380	1,209	171		14	3,892	3,592	300		8
Provision for credit losses	86	76	10		13	267	211	56		27
Noninterest expense	867	798	69		9	2,505	2,449	56		2
Income before income tax expense	427	335	92		27	1,120	932	188		20
Income tax expense	130	115	15		13	357	313	44		14
Net income	297	220	77		35	763	619	144		23
Net income available to common stockholders	290	213	77		36	749	612	137		22
Return on average common equity	5.82%	4.40%	142	bps	—	5.08%	4.23%	85	bps	—
Return on average tangible common equity	8.58%	6.60%	198	bps	—	7.51%	6.34%	117	bps	—

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,121	$2	0.41%	$1,322	$2	0.44%	$799	(3) bps
Taxable investment securities	24,961	146	2.34	24,440	154	2.52	521	(18)
Non-taxable investment securities	8	—	2.60	9	—	2.60	(1)	—
Total investment securities	24,969	146	2.34	24,449	154	2.52	520	(18)
Commercial	35,986	290	3.14	32,832	243	2.89	3,154	25
Commercial real estate	9,905	71	2.82	8,406	54	2.50	1,499	32
Leases	3,813	23	2.43	3,936	24	2.45	(123)	(2)
Total commercial	49,704	384	3.02	45,174	321	2.78	4,530	24
Residential mortgages	14,155	127	3.59	12,470	117	3.76	1,685	(17)
Home equity loans	2,088	30	5.75	2,928	40	5.32	(840)	43
Home equity lines of credit	14,314	115	3.20	14,813	111	2.97	(499)	23
Home equity loans serviced by others	837	16	7.24	1,086	19	6.93	(249)	31
Home equity lines of credit serviced by others	256	2	2.47	425	3	2.30	(169)	17
Automobile	14,053	104	2.96	13,810	95	2.75	243	21
Student	5,750	73	5.10	3,530	45	5.01	2,220	9
Credit cards	1,623	46	11.24	1,616	44	10.95	7	29
Other retail	1,256	29	9.39	939	17	7.72	317	167
Total retail	54,332	542	3.98	51,617	491	3.79	2,715	19
Total loans and leases	104,036	926	3.52	96,791	812	3.32	7,245	20
Loans held for sale, at fair value	474	4	3.35	327	3	3.69	147	(34)
Other loans held for sale	69	1	6.41	128	3	6.96	(59)	(55)
Interest-earning assets	131,669	1,079	3.25	123,017	974	3.13	8,652	12
Allowance for loan and lease losses	(1,243)			(1,197)			(46)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	7,097			6,407			690
Total noninterest-earning assets	12,730			12,086			644
Total assets	$144,399			$135,103			$9,296
Liabilities and Stockholders’ Equity
Checking with interest	$19,997	$9	0.20%	$16,934	$5	0.12%	$3,063	8 bps
Money market and savings	46,376	37	0.31	44,572	33	0.29	1,804	2
Term deposits	12,806	25	0.76	12,730	27	0.84	76	(8)
Total interest-bearing deposits	79,179	71	0.36	74,236	65	0.34	4,943	2
Federal funds purchased and securities sold under agreements to repurchase (1)	910	1	0.24	2,880	4	0.52	(1,970)	(28)
Other short-term borrowed funds	2,564	10	1.54	5,062	17	1.32	(2,498)	22
Long-term borrowed funds	10,905	52	1.89	4,059	32	3.16	6,846	(127)
Total borrowed funds	14,379	63	1.72	12,001	53	1.75	2,378	(3)
Total interest-bearing liabilities	93,558	134	0.57	86,237	118	0.54	7,321	3
Demand deposits	27,467			26,754			713
Other liabilities	3,317			2,604			713
Total liabilities	124,342			115,595			8,747
Stockholders’ equity	20,057			19,508			549
Total liabilities and stockholders’ equity	$144,399			$135,103			$9,296
Interest rate spread			2.68%			2.59%		9
Net interest income		$945			$856
Net interest margin			2.84%			2.76%		8 bps
Memo: Total deposits (interest-bearing and demand)	$106,646	$71	0.27%	$100,990	$65	0.25%	$5,656	2 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2017. See “—Analysis of Financial Condition — September 30, 2016 Compared with December 31, 2015 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $945 million increased $89 million, or 10%, compared to $856 million in third quarter 2015, driven by 7% average loan growth and an eight basis point improvement in net interest margin.
Compared to third quarter 2015, average interest-earning assets of $131.7 billion increased $8.7 billion, or 7%, from third quarter 2015, driven by a $4.5 billion increase in average commercial loans and leases, a $2.7 billion increase in average retail loans, and a $1.3 billion increase in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, automobile and other retail balances.
Average deposits of $106.6 billion increased $5.7 billion from third quarter 2015 with particular strength in savings, checking with interest and demand deposits. Total interest-bearing deposit costs increased two basis points compared to third quarter 2015. Checking with interest costs of 0.20% in 2016 compared with 0.12% in 2015, term deposit costs decreased to 0.76% in 2016 from 0.84% in 2015, and money market account and savings account costs increased to 0.31% from 0.29% in 2015.
Total borrowed funds of $14.4 billion increased $2.4 billion, or 20%, from third quarter 2015, reflecting continued incremental funding of earning asset growth. Total borrowed funds costs of $63 million increased $10 million from third quarter 2015 primarily due to issuance of long-term senior term debt and the reduction of securities sold under agreements to repurchase.
Net interest margin of 2.84% increased eight basis points compared to 2.76% in third quarter 2015 driven by improved loan yields reflecting both higher interest rates and continued improvement in loan mix. Margin results also reflected the benefit of modest rise in deposit costs relative to loan yields and lower pay-fixed swap expense.  These benefits were partially offset by increased long-term borrowing costs, including the effect of additional senior debt issuances and a decline from investment securities yield tied to the drop in long-term interest rates. Average interest-earning asset yields of 3.25% increased 12 basis points from 3.13% in third quarter 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine Months Ended September 30,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,915	$6	0.40%	$1,820	$4	0.26%	$95	14 bps
Taxable investment securities	24,294	432	2.37	24,824	468	2.52	(530)	(15)
Non-taxable investment securities	9	—	2.60	10	—	2.60	(1)	—
Total investment securities	24,303	432	2.37	24,834	468	2.52	(531)	(15)
Commercial	35,212	832	3.10	32,536	704	2.85	2,676	25
Commercial real estate	9,555	200	2.75	8,020	155	2.54	1,535	21
Leases	3,864	71	2.44	3,909	74	2.51	(45)	(7)
Total commercial	48,631	1,103	2.98	44,465	933	2.77	4,166	21
Residential mortgages	13,705	375	3.65	12,104	342	3.77	1,601	(12)
Home equity loans	2,263	95	5.63	3,117	126	5.41	(854)	22
Home equity lines of credit	14,474	343	3.16	15,059	332	2.95	(585)	21
Home equity loans serviced by others	898	49	7.09	1,151	60	6.94	(253)	15
Home equity lines of credit serviced by others	298	5	2.21	479	9	2.45	(181)	(24)
Automobile	13,940	304	2.91	13,412	274	2.73	528	18
Student	5,338	202	5.06	3,064	116	5.06	2,274	—
Credit cards	1,608	135	11.24	1,620	133	10.99	(12)	25
Other retail	1,177	79	9.01	988	56	7.64	189	137
Total retail	53,701	1,587	3.95	50,994	1,448	3.80	2,707	15
Total loans and leases	102,332	2,690	3.49	95,459	2,381	3.32	6,873	17
Loans held for sale, at fair value	383	10	3.46	293	8	3.48	90	(2)
Other loans held for sale	185	6	4.53	122	7	7.27	63	(274)
Interest-earning assets	129,118	3,144	3.23	122,528	2,868	3.11	6,590	12
Allowance for loan and lease losses	(1,225)			(1,196)			(29)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	7,026			6,447			579
Total noninterest-earning assets	12,677			12,127			550
Total assets	$141,795			$134,655			$7,140
Liabilities and Stockholders’ Equity
Checking with interest	$19,001	$24	0.17%	$16,515	$14	0.11%	$2,486	6 bps
Money market and savings	45,319	98	0.29	43,082	87	0.27	2,237	2
Term deposits	12,530	72	0.77	12,498	76	0.81	32	(4)
Total interest-bearing deposits	76,850	194	0.34	72,095	177	0.33	4,755	1
Federal funds purchased and securities sold under agreements to repurchase (1)	922	2	0.22	3,947	13	0.44	(3,025)	(22)
Other short-term borrowed funds	3,133	33	1.38	6,169	51	1.09	(3,036)	29
Long-term borrowed funds	10,375	143	1.84	3,964	95	3.21	6,411	(137)
Total borrowed funds	14,430	178	1.63	14,080	159	1.50	350	13
Total interest-bearing liabilities	91,280	372	0.54	86,175	336	0.52	5,105	2
Demand deposits	27,362			26,313			1,049
Other liabilities	3,191			2,654			537
Total liabilities	121,833			115,142			6,691
Stockholders’ equity	19,962			19,513			449
Total liabilities and stockholders’ equity	$141,795			$134,655			$7,140
Interest rate spread			2.69%			2.59%
Net interest income		$2,772			$2,532
Net interest margin			2.85%			2.75%		10 bps
Memo: Total deposits (interest-bearing and demand)	$104,212	$194	0.25%	$98,408	$177	0.24%	$5,804	1 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that are scheduled to run off by the end of 2017. See “—Analysis of Financial Condition — September 30, 2016 Compared with December 31, 2015 — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $2.8 billion in the first nine months of 2016 increased $240 million, or 9%, compared to $2.5 billion in the first nine months of 2015, reflecting 7% average loan growth and a ten basis point improvement in net interest margin.
Average interest-earning assets of $129.1 billion increased $6.6 billion, or 5%, from the first nine months of 2015, driven by a $4.2 billion increase in average commercial loans and leases and a $2.7 billion increase in average retail loans, partially offset by a $436 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, and automobile loan balances.
Average deposits of $104.2 billion increased $5.8 billion from the first nine months of 2015 with particular strength in savings, checking with interest and demand deposits. Total interest-bearing deposit costs of $194 million increased $17 million, or 10%, from $177 million in the first nine months of 2015 and reflected a one basis point increase in interest-bearing deposit costs to 0.34%. Checking with interest costs of 0.17% in the first nine months of 2016 compared with 0.11% in the first nine months of 2015, term deposit costs decreased to 0.77% in the first nine months of 2016 from 0.81% in the first nine months of 2015, and money market account and savings account costs increased to 0.29% from 0.27% in the first nine months of 2015.
Total borrowed funds of $14.4 billion increased $350 million from the first nine months of 2015. Total borrowed funds costs of $178 million increased $19 million from the first nine months of 2015.
Net interest margin of 2.85% increased ten basis points compared to 2.75% in the first nine months of 2015 driven by improved loan yields reflecting both higher interest rates and continued improvement in loan mix. Results also reflected the benefit of relatively flat deposit costs. Average interest-earning asset yields of 3.23% increased 12 basis points from 3.11% in the first nine months of 2015.

Noninterest Income
The following table details the significant components of our noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Service charges and fees	$152	$145	$7	5%	$446	$419	$27	6%
Card fees	52	60	(8)	(13)	153	172	(19)	(11)
Trust and investment services fees	37	41	(4)	(10)	112	118	(6)	(5)
Capital markets fees	34	21	13	62	91	73	18	25
Foreign exchange and letter of credit fees	23	22	1	5	65	67	(2)	(3)
Mortgage banking fees	33	18	15	83	76	81	(5)	(6)
Bank-owned life insurance income	14	14	—	—	40	40	—	—
Securities gains, net	—	2	(2)	(100)	13	19	(6)	(32)
Other income (1)	90	30	60	200	124	71	53	75
Noninterest income	$435	$353	$82	23%	$1,120	$1,060	$60	6%
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income.
Noninterest income of $435 million increased $82 million, or 23%, from $353 million in third quarter 2015, driven by the pre-tax $67 million benefit from notable items in other income. Excluding the impact of these items, adjusted noninterest income* increased $15 million or 4% largely reflecting higher mortgage banking fees, capital market fees, and service charges and fees partially offset by lower trust and investment services fees and other income. Service charges and fees increased $7 million, driven by both improved pricing and volume. Capital markets fees increased $13 million, reflecting improved loan syndication volumes and continued broadening of our capabilities. Card fees decreased $8 million from third quarter 2015 levels, reflecting the impact of a reclass of card reward costs. Mortgage banking fees increased $15 million from third quarter 2015 levels, reflecting the benefit of higher application volumes and sale gains and spreads.
Noninterest income of $1.1 billion in the first nine months of 2016, increased $60 million, or 6%, compared to the first nine months of 2015 driven by the pre-tax $67 million benefit from notable items in other income. Excluding the impact of these items, adjusted noninterest income* decreased $7 million, or 1%, as the impact of lower mortgage banking fees, securities gains, card fees, trust and investment services fees, and foreign exchange and letter of credit fees were partially offset by increases in service charges and capital market fees. Service charges increased $27 million, driven by both improved pricing and volume. Capital market fees increased $18 million reflecting underlying business momentum and the impact of building capabilities. Card fees decreased $19 million from the first nine months of 2015 results, which were $20 million higher given the reclass of card reward costs. Mortgage banking fees decreased $5 million from higher 2015 levels that included higher MSR valuation gains.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
Provision for credit losses of $86 million increased $10 million, or 13%, from $76 million in third quarter 2015. Third quarter 2016 results reflected a $3 million reserve build, compared to a $1 million reserve build in third quarter 2015. Results also reflected an $8 million increase in net charge-offs as higher energy portfolio losses were partially offset by a reduction in retail.
Provision for credit losses of $267 million increased $56 million, compared to $211 million in the first nine months of 2015 and reflected a $24 million increase in net charge-offs due to higher commercial and retail losses. The first nine months of 2016 reflected a $36 million reserve build largely tied to loan growth compared to a $4 million reserve build in the first nine months of 2015.

The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses included the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

Noninterest Expense
The following table displays the significant components of our noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Salaries and employee benefits	$432	$404	$28	7%	$1,289	$1,234	$55	4%
Outside services	102	89	13	15	279	267	12	4
Occupancy	78	75	3	4	230	245	(15)	(6)
Equipment expense	65	62	3	5	194	190	4	2
Amortization of software	46	35	11	31	126	108	18	17
Other operating expense	144	133	11	8	387	405	(18)	(4)
Noninterest expense	$867	$798	$69	9%	$2,505	$2,449	$56	2%

Noninterest expense of $867 million increased $69 million, or 9%, from $798 million in third quarter 2015 and included $36 million in notable items. Excluding this impact, adjusted noninterest expense* increased $33 million reflecting higher salaries and employee benefits, software amortization, equipment expense, outside services, and higher occupancy.
Noninterest expense of $2.5 billion in the first nine months of 2016 increased $56 million, or 2%, compared to the first nine months of 2015 as the impact of higher salaries and employee benefits, outside services and amortization of software were partially offset by lower occupancy and other operating expense. The first nine months of 2016 results reflected $36 million of notable items compared with $50 million of restructuring charges and special items for the nine months of 2015. Excluding the impact of restructuring charges, special items and notable items adjusted noninterest expense* increased $70 million.

Income Tax Expense
Income tax expense was $130 million and $115 million in the third quarter of 2016 and 2015, respectively. This resulted in an effective tax rate of 30.5% and 34.1% in the third quarter of 2016 and 2015, respectively. The decrease in the effective income tax rate from the third quarter of 2015 to the third quarter of 2016 was primarily attributable to the impact of prior year federal and state tax credit recoveries and a reduction of non-deductible permanent expense items.
Income tax expense was $357 million and $313 million in the first nine months of 2016 and 2015, respectively. This resulted in an effective tax rate of 31.9% and 33.5% in the first nine months of 2016 and 2015, respectively. The decrease in the effective rate from 2015 to 2016 was primarily attributable to an increase in tax advantaged investing and the impact of prior year federal and state tax credit recoveries.
At September 30, 2016, we reported a net deferred tax liability of $994 million, compared to a $730 million liability at December 31, 2015. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period and the tax effect of current year timing adjustments. For further discussion, see Note 10 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our business segments:

	As of and for the Three Months Ended September 30, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income (expense)	$621	$327	($3)	$945
Noninterest income	229	123	83	435
Total revenue	850	450	80	1,380
Noninterest expense	650	181	36	867
Profit before provision for credit losses	200	269	44	513
Provision for credit losses	57	19	10	86
Income before income tax expense (benefit)	143	250	34	427
Income tax expense (benefit)	51	88	(9)	130
Net income	$92	$162	$43	$297
Loans and leases and loans held for sale (period-end)	$56,230	$46,292	$3,471	$105,993
Average Balances:
Total assets	$56,689	$47,902	$39,808	$144,399
Loans and leases and loans held for sale	55,376	46,611	2,592	104,579
Deposits	72,141	27,847	6,658	106,646
Interest-earning assets	55,423	46,666	29,580	131,669
Key Performance Metrics:
Net interest margin (1)	4.46%	2.79%	NM	2.84%
Efficiency ratio	76.46	40.21	NM	62.88
Average loans to average deposits ratio (2)	76.76	167.38	NM	98.06
Return on average total tangible assets (1)	0.64	1.35	NM	0.86
Return on average tangible common equity (1) (3)	7.04	12.50	NM	8.58
(1) Ratios for the period ended September 30, 2016 are presented on an annualized basis.
(2) Ratio includes loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — September 30, 2016 Compared with December 31, 2015 — Loans and Leases-Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$1,804	$941	$27	$2,772
Noninterest income	656	344	120	1,120
Total revenue	2,460	1,285	147	3,892
Noninterest expense	1,898	554	53	2,505
Profit before provision for credit losses	562	731	94	1,387
Provision for credit losses	169	27	71	267
Income before income tax expense (benefit)	393	704	23	1,120
Income tax expense (benefit)	140	245	(28)	357
Net income	$253	$459	$51	$763
Loans and leases and loans held for sale (period-end)	$56,230	$46,292	$3,471	$105,993
Average Balances:
Total assets	$55,825	$46,869	$39,101	$141,795
Loans and leases and loans held for sale	54,494	45,532	2,874	102,900
Deposits	71,627	25,938	6,647	104,212
Interest-earning assets	54,542	45,611	28,965	129,118
Key Performance Metrics:
Net interest margin (1)	4.42%	2.76%	NM	2.85%
Efficiency ratio	77.15	43.15	NM	64.36
Average loans to average deposits ratio (2)	76.08	175.54	NM	98.74
Return on average total tangible assets (1)	0.60	1.31	NM	0.75
Return on average tangible common equity (1) (3)	6.58	12.27	NM	7.51
(1) Ratios for the period ended September 30, 2016 are presented on an annualized basis.
(2) Ratio includes loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — September 30, 2016 Compared with December 31, 2015 — Loans and Leases-Non-Core Assets.”

We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business-line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses to the operating segments and Other. Residual assets, liabilities, capital and their related revenues, provision for credit losses and expenses are attributed to Other.
Other includes our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. The non-core portfolio totaled $3.0 billion as of September 30, 2016, an increase of 26% from December 31, 2015. This increase was driven by the transfer of a $1.2 billion commercial lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of the Asset Finance business in third quarter 2016. This portfolio of largely investment-grade client aircraft leases do not meet go-forward business model strategic and risk-adjusted return parameters, and we plan to exit these non-strategic relationships. Given recent deterioration in aircraft values, along with the impact of exiting these client relationships, we believe the underlying residual value has been impaired. See “—Overview” for further discussion of the residual value impairment. The largest component of our retail non-core portfolio is our home equity products currently or formerly serviced by others portfolio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consumer Banking

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change		Percent
Net interest income	$621	$556	$65	12%	$1,804	$1,633	$171		10%
Noninterest income	229	235	(6)	(3)	656	684	(28)		(4)
Total revenue	850	791	59	7	2,460	2,317	143		6
Noninterest expense	650	623	27	4	1,898	1,832	66		4
Profit before provision for credit losses	200	168	32	19	562	485	77		16
Provision for credit losses	57	64	(7)	(11)	169	187	(18)		(10)
Income before income tax expense	143	104	39	38	393	298	95		32
Income tax expense	51	36	15	42	140	103	37		36
Net income	$92	$68	$24	35	$253	$195	$58		30
Loans and leases and loans held for sale (period-end)	$56,230	$52,468	$3,762	7	$56,230	$52,468	$3,762		7
Average Balances:
Total assets	$56,689	$53,206	$3,483	7%	$55,825	$52,438	$3,387		6%
Loans and leases and loans held for sale	55,376	51,886	3,490	7	54,494	51,062	3,432		7
Deposits	72,141	70,527	1,614	2	71,627	69,347	2,280		3
Interest-earning assets	55,423	51,928	3,495	7	54,542	51,100	3,442		7
Key Performance Metrics:
Net interest margin (1)	4.46%	4.25%	21 bps	—	4.42%	4.27%	15	bps	—
Efficiency ratio	76.46	78.72	(226) bps	—	77.15	79.07	(192	) bps	—
Average loans to average deposits ratio (2)	76.76	73.57	319 bps	—	76.08	73.63	245	bps	—
Return on average total tangible assets (1)	0.64	0.51	13 bps	—	0.60	0.50	10	bps	—
Return on average tangible common equity (1) (3)	7.04	5.67	137 bps	—	6.58	5.55	103	bps	—
(1)  Ratios for the periods ended September 30, 2016 and 2015 are presented on an annualized basis.
(2) Ratio includes loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $92 million increased $24 million, or 35%, from $68 million in third quarter 2015, as the benefit of a $59 million increase in revenue and a $7 million decrease in provision was partially offset by a $27 million increase in noninterest expense.
Net interest income of $621 million increased $65 million, or 12%, from third quarter 2015, driven by the benefit of a $3.5 billion increase in average loans, reflecting growth in student, mortgage, consumer unsecured loans and auto loans as well as improved loan and deposit spreads.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income decreased $6 million, or 3%, from third quarter 2015 levels, as an increase in mortgage banking fees was more than offset by a reduction in card fees.
Noninterest expense of $650 million increased $27 million, or 4%, from $623 million in third quarter 2015, driven by higher salaries and benefits given continued investments to drive growth. Results also reflect an increase in outside services, driven by continued product extension and the impact of operational and remediation notable items as well as increased fraud costs and software amortization expense.
Provision for credit losses of $57 million decreased $7 million, or 11%, from $64 million in third quarter 2015, driven by lower net charge-offs in home equity.
Consumer Banking net income of $253 million increased $58 million, or 30%, from $195 million in the first nine months of 2015, as the benefit of a $143 million increase in revenue was partially offset by a $66 million increase in noninterest expense.
Net interest income of $1.8 billion increased $171 million, or 10% from the first nine months of 2015, driven by growth in student, mortgage and auto loans, improved loan yields which reflected the benefit of higher rates and improved mix as well as the benefit of growth in lower cost deposits.
Noninterest income decreased $28 million, or 4%, from the first nine months of 2015, driven by lower mortgage banking fees partially offset by higher service charges and fees.
Noninterest expense of $1.9 billion increased $66 million, or 4%, from the first nine months of 2015, driven by higher outside services expense, salaries and benefits and equipment expense.
Provision for credit losses of $169 million decreased $18 million, or 10%, from $187 million in the first nine months of 2015, driven by lower net charge-offs in home equity.
Commercial Banking

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net interest income	$327	$299	$28	9%	$941	$861	$80	9%
Noninterest income	123	100	23	23	344	308	36	12
Total revenue	450	399	51	13	1,285	1,169	116	10
Noninterest expense	181	175	6	3	554	529	25	5
Profit before provision for credit losses	269	224	45	20	731	640	91	14
Provision for credit losses	19	3	16	NM	27	(11)	38	NM
Income before income tax expense	250	221	29	13	704	651	53	8
Income tax expense	88	76	12	16	245	224	21	9
Net income	$162	$145	$17	12	$459	$427	$32	7
Loans and leases and loans held for sale (period-end)	$46,292	$42,090	$4,202	10	$46,292	$42,090	$4,202	10
Average Balances:
Total assets	$47,902	$43,113	$4,789	11%	$46,869	$42,451	$4,418	10%
Loans and leases and loans held for sale	46,611	41,993	4,618	11	45,532	41,240	4,292	10
Deposits	27,847	24,604	3,243	13	25,938	23,094	2,844	12
Interest-earning assets	46,666	42,070	4,596	11	45,611	41,323	4,288	10
Key Performance Metrics:
Net interest margin (1)	2.79%	2.81%	(2) bps	—	2.76%	2.78%	(2) bps	—
Efficiency ratio	40.21	43.75	(354) bps	—	43.15	45.26	(211) bps	—
Average loans to average deposits ratio (2)	167.38	170.68	(330) bps	—	175.54	178.58	(304) bps	—
Return on average total tangible assets (1)	1.35	1.34	1 bps	—	1.31	1.35	(4) bps	—
Return on average tangible common equity (1) (3)	12.50	12.24	26 bps	—	12.27	12.35	(8) bps	—
(1)  Ratios for the periods ended September 30, 2016 and 2015 are presented on an annualized basis.
(2) Ratio includes loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking net income of $162 million increased $17 million, or 12%, from $145 million in third quarter 2015, as a $51 million increase in total revenue was partially offset by a $6 million increase in noninterest expense and higher provision for credit losses.
Net interest income of $327 million increased $28 million, or 9%, from $299 million in third quarter 2015, reflecting the benefit of a $4.6 billion increase in average loans and leases, improved deposit spreads and a $3.2 billion increase in average deposits.
Noninterest income of $123 million increased $23 million, or 23%, from $100 million in third quarter 2015, reflecting strength in capital markets fees, service charges and fees, and interest rate products (presented in other income).
Noninterest expense of $181 million increased $6 million, or 3%, from $175 million in third quarter 2015, largely reflecting an increase in salaries and employee benefits, FDIC insurance costs and amortization of software, partially offset by lower outside services expense.
Provision for credit losses of $19 million increased $16 million from third quarter 2015 levels, reflecting higher net charge-offs in the oil and gas portfolio.
Commercial Banking net income of $459 million increased $32 million, or 7%, from $427 million in the first nine months of 2015, as the benefit of a $116 million increase in total revenue was partially offset by a $25 million increase in noninterest expense and a $38 million increase in provision for credit losses.
Net interest income of $941 million increased $80 million, or 9%, from $861 million in the first nine months of 2015, reflecting a $4.3 billion increase in average loans and leases, improved deposit spreads, and a $2.8 billion increase in deposits.
Noninterest income of $344 million increased $36 million, or 12%, from the first nine months of 2015, reflecting strength in capital markets, service charges and fees and interest rate products.
Noninterest expense of $554 million increased $25 million, or 5%, from $529 million in the first nine months of 2015, reflecting increased salaries and employee benefits and FDIC insurance costs and amortization of software.
Provision for credit losses of $27 million increased $38 million from the first nine months of 2015, driven by higher losses in the commercial loan portfolio largely related to commodity-related credits.

Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net interest income	($3)	$1	($4)	NM	$27	$38	($11)	(29%)
Noninterest income	83	18	65	NM	120	68	52	76
Total revenue	80	19	61	NM	147	106	41	39
Noninterest expense	36	—	36	100	53	88	(35)	(40)
Profit before provision for credit losses	44	19	25	132	94	18	76	NM
Provision for credit losses	10	9	1	11	71	35	36	103
Income (loss) before income tax expense (benefit)	34	10	24	240	23	(17)	40	235
Income tax expense (benefit)	(9)	3	(12)	NM	(28)	(14)	(14)	(100)
Net income (loss)	$43	$7	$36	NM	$51	($3)	$54	NM
Loans and leases and loans held for sale (period-end)	$3,471	$3,293	$178	5	$3,471	$3,293	$178	5
Average Balances:
Total assets	$39,808	$38,784	$1,024	3%	$39,101	$39,766	($665)	(2%)
Loans and leases and loans held for sale	2,592	3,367	(775)	(23)	2,874	3,572	(698)	(20)
Deposits	6,658	5,859	799	14	6,647	5,967	680	11
Interest-earning assets	29,580	29,019	561	2	28,965	30,105	(1,140)	(4)

Other net income of $43 million increased from $7 million in third quarter 2015, driven by the net impact of $23 million in notable items and an income tax benefit, offset by higher noninterest expense. Noninterest income of $83 million increased $65

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

million from third quarter 2015, largely reflecting the TDR Transaction gain. Noninterest expense increased $36 million, driven by the impact of other notable items.
Other net income of $51 million increased from a $3 million net loss in the first nine months of 2015, driven by the net impact of notable items, restructuring charges and special items, lower noninterest expense, and income tax benefit, offset by an increase in provision for credit losses.
As mentioned previously, Other includes the non-core portfolio. Non-core assets totaled $3.0 billion as of September 30, 2016, an increase of $614 million, or 26%, compared to December 31, 2015. Retail non-core loan balances of $1.6 billion decreased $499 million, or 23%, compared to December 31, 2015. Commercial non-core loans of $1.1 billion increased $978 million compared to December 31, 2015. This increase was due to a $1.2 billion lease portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of the Asset Finance business in third quarter 2016. This portfolio of largely investment-grade client aircraft leases do not meet go-forward business model strategic and risk-adjusted return parameters, and we plan to exit these non-strategic relationships. See “—Overview” for further discussion of the residual value impairment. Given recent deterioration in aircraft values, along with the impact of exiting these client relationships, we believe the underlying residual value has been impaired.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition — September 30, 2016 Compared with December 31, 2015
Loans and Leases
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

(dollars in millions)	September 30, 2016	December 31, 2015	Change	Percent
Commercial	$36,449	$33,264	$3,185	10%
Commercial real estate	10,152	8,971	1,181	13
Leases	3,788	3,979	(191)	(5)
Total commercial	50,389	46,214	4,175	9
Residential mortgages	14,602	13,318	1,284	10
Home equity loans	2,027	2,557	(530)	(21)
Home equity lines of credit	14,271	14,674	(403)	(3)
Home equity loans serviced by others	796	986	(190)	(19)
Home equity lines of credit serviced by others	238	389	(151)	(39)
Automobile	14,063	13,828	235	2
Student	5,997	4,359	1,638	38
Credit cards	1,644	1,634	10	1
Other retail	1,440	1,083	357	33
Total retail	55,078	52,828	2,250	4
Total loans and leases (1) (2)	$105,467	$99,042	$6,425	6%
(1) Excluded from the table above are loans held for sale totaling $526 million and $365 million as of September 30, 2016 and December 31, 2015, respectively.
(2) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.4 billion and $17.6 billion at September 30, 2016 and December 31, 2015, respectively.
Total loans and leases of $105.5 billion as of September 30, 2016, increased $6.4 billion, or 6%, from $99.0 billion as of December 31, 2015, reflecting growth in both commercial and retail products. Total commercial loans and leases of $50.4 billion grew $4.2 billion, or 9%, from $46.2 billion as of December 31, 2015, reflecting commercial loan growth of $3.2 billion and commercial real estate loan growth of $1.2 billion. Total retail loans of $55.1 billion increased by $2.3 billion, or 4%, from $52.8 billion as of December 31, 2015, largely driven by a $1.6 billion increase in student loans and a $1.3 billion increase in residential mortgages, partially offset by lower home equity balances.
Loan purchases and sales, including loans held for sale, net of runoff of previously purchased loans, reduced loan growth in the first nine months of 2016 by $344 million. See Note 3 “Loans and Leases” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report, for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below shows the composition of our non-core assets as of the dates indicated:

(dollars in millions)	September 30, 2016	December 31, 2015	(Date of Designation) June 30, 2009	Change from 2016-2015	Change from 2016-2009
Commercial	$154	$38	$1,900	305%	(92%)
Commercial real estate	88	130	3,412	(32)	(97)
Leases	904	—	—	100	100
Total commercial	1,146	168	5,312	582	(78)
Residential mortgages	185	297	1,467	(38)	(87)
Home equity loans	62	69	384	(10)	(84)
Home equity lines of credit	62	74	231	(16)	(73)
Home equity loans serviced by others	796	986	4,591	(19)	(83)
Home equity lines of credit serviced by others	238	389	1,589	(39)	(85)
Automobile	—	—	769	—	(100)
Student	302	329	1,495	(8)	(80)
Credit cards	—	—	995	—	(100)
Other retail	—	—	3,268	—	(100)
Total retail	1,645	2,144	14,789	(23)	(89)
Total non-core loans	2,791	2,312	20,101	21	(86)
Other assets	161	26	378	519	(57)
Total non-core assets	$2,952	$2,338	$20,479	26%	(86%)

Non-core assets are primarily loans and leases inconsistent with our strategic goals, generally as a result of geographic location, industry, product type or risk level. Between June 30, 2009 and September 30, 2016, the portfolio decreased $17.5 billion, or 86%, including principal repayments of $10.7 billion, charge-offs of $3.9 billion, transfers back to the core portfolio of $2.8 billion, and sales of $1.3 billion, partially offset by a third quarter 2016 transfer into non-core of $1.2 billion.
Non-core assets totaled $3.0 billion as of September 30, 2016, an increase of $614 million, or 26%, compared to December 31, 2015. Retail non-core loan balances of $1.6 billion decreased $499 million, or 23%, compared to December 31, 2015. Commercial non-core loans of $1.1 billion increased $978 million compared to December 31, 2015. This increase was driven by the transfer of a $1.2 billion lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of the Asset Finance business in third quarter 2016. This portfolio of largely investment-grade client aircraft leases do not meet go-forward business model strategic and risk-adjusted return parameters, and we plan to exit these non-strategic relationships. These assets were designated as non-core and transferred to Other.
The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $1.0 billion as of September 30, 2016, compared to $1.4 billion as of December 31, 2015. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $551 million and $763 million as of September 30, 2016 and December 31, 2015, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007. The SBO portfolio represented 3% of the retail real estate secured portfolio and 2% of the overall retail loan portfolio as of September 30, 2016.
The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 711 and CLTV of 89% as of September 30, 2016. The proportion of the portfolio in a second lien position was 97% with 71% of the portfolio in out-of-footprint geographies including 27% in California, Nevada, Arizona and Florida.
SBO net charge-offs of $5 million decreased $2 million compared to fourth quarter 2015. The SBO portfolio annualized net charge-off rate increased one basis point to 1.87%, compared to 1.86% in fourth quarter 2015, driven by balance liquidation.
Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an ALLL and a reserve for unfunded lending commitments. This allowance is created through charges to income, specifically through the provision for credit loss account, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The allowance for credit losses totaled $1.3 billion at September 30, 2016 and December 31, 2015. Our ALLL was 1.18% of total loans and leases and 112% of nonperforming loans and leases as of September 30, 2016 compared with 1.23% and 115%, respectively, as of December 31, 2015. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.  However, as part of the annual review of loss emergence periods, the incurred loss periods for retail property secured loans were extended.
Overall, loan portfolio credit quality remained relatively strong in the nine months ended September 30, 2016. Net charge-offs of $231 million increased $24 million, or 12%, from $207 million for the nine months ended September 30, 2015, driven by higher losses in the commercial loan portfolio largely related to commodity-related credits. Annualized net charge-offs of 0.30% of average total loans and leases was relatively stable with 0.29% for the nine months ended September 30, 2015. The 90 day or more past due delinquency rate was 0.9% as of both September 30, 2016 and December 31, 2015. Nonperforming loans and leases totaled $1.1 billion as of September 30, 2016 and December 31, 2015, which was 1.05% of the total loan and lease portfolio as of September 30, 2016, and 1.07% of the total loan and lease portfolio as of December 31, 2015.
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
For commercial loans and leases, we use regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness that indicates an increased probability of future loss. See Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
As of September 30, 2016, nonperforming commercial loans and leases increased $248 million to $396 million, compared to $148 million as of December 31, 2015, driven by a $193 million increase in nonperforming oil and gas industry loans following negative guidance related to multi-tiered debt structures. As of September 30, 2016, total commercial nonperforming loans were 0.8% of the commercial loan portfolio, compared to 0.3% as of December 31, 2015. Total commercial loan and lease portfolio net charge-offs of $19 million in third quarter 2016 compared to net charge-offs of $5 million in third quarter 2015.
Total commercial criticized loans and leases portfolio of $2.9 billion, or 5.7% of the portfolio compared to $2.6 billion, or 5.6% at December 31, 2015. Commercial criticized balances were $2.2 billion, or 6.0%, of commercial loans as of September 30, 2016, compared to $2.0 billion, or 6.0%, as of December 31, 2015. Commercial real estate criticized balances of $506 million, or 5.0%, of the commercial real estate portfolio compared to $521 million, or 5.8%, as of December 31, 2015. Commercial criticized loans to total criticized loans of 76% as of September 30, 2016 remained unchanged from 76% as of December 31, 2015. Commercial real estate accounted for 18% of criticized loans as of September 30, 2016, compared to 20% as of December 31, 2015.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to monitor credit quality. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance, student lending and unsecured portfolios. Retail assets increased $2.3 billion to $55.1 billion as of September 30, 2016, a 4.3% increase from December 31, 2015, driven by growth in the student lending, other unsecured and residential mortgage portfolios, offset by a reduction in home equity.
The credit composition of our retail loan portfolio at September 30, 2016 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 758, which was stable with December 31, 2015 levels. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the appraised value of the property and was 63% as of September 30, 2016 compared to 64% as of December 31, 2015. Retail asset quality continued to improve with an annualized net charge-off rate (core and non-core) of 0.47% in third quarter 2016, a decrease of 13 basis points from fourth quarter 2015, driven by broad improvement in home equity and seasonal improvement in the student portfolio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonperforming retail loans as a percentage of total retail loans were 1.3% as of September 30, 2016, a decrease of 40 basis points from December 31, 2015, driven primarily by the third quarter 2016 TDR Transaction and the reclassification of residential mortgage loans guaranteed by government entities to accruing status in keeping with industry practice. Nonperforming balances at September 30, 2016 excluded $48 million of government guaranteed loans.
Special Topics-HELOC Payment Shock
For further information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual, or remaining on accrual status. As of September 30, 2016, $812 million of retail loans were classified as retail TDRs, compared with $1.2 billion as of December 31, 2015. The decrease was driven by the third quarter 2016 sale of $310 million of retail TDRs, including $255 million of residential mortgages and $55 million of home equity loans. As of third quarter 2016, $260 million of retail TDRs were in nonaccrual status of which 62% were current with payments compared to $379 million of retail TDRs at fourth quarter 2015 with 51% current on payments. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The tables that follow present an aging of our retail TDRs:

	September 30, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$123	$2	$6	$44	$175
Home equity loans	125	3	4	20	152
Home equity lines of credit	169	4	3	21	197
Home equity loans serviced by others	58	3	1	2	64
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	15	1	1	1	18
Student	153	4	1	1	159
Credit cards	24	1	1	—	26
Other retail	11	1	—	—	12
Total	$684	$19	$17	$92	$812

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2015
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$327	$25	$12	$77	$441
Home equity loans	170	13	6	35	224
Home equity lines of credit	163	7	4	20	194
Home equity loans serviced by others	67	2	1	4	74
Home equity lines of credit serviced by others	6	1	—	3	10
Automobile	13	1	—	—	14
Student	157	4	2	2	165
Credit cards	25	1	1	1	28
Other retail	14	1	—	—	15
Total	$942	$55	$26	$142	$1,165

The tables that follow present the accrual status of our retail TDRs:

	September 30, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$93	$82	$175
Home equity loans	107	45	152
Home equity lines of credit	127	70	197
Home equity loans serviced by others	46	18	64
Home equity lines of credit serviced by others	4	5	9
Automobile	9	9	18
Student	129	30	159
Credit cards	26	—	26
Other retail	11	1	12
Total	$552	$260	$812

	December 31, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$279	$162	$441
Home equity loans	158	66	224
Home equity lines of credit	107	87	194
Home equity loans serviced by others	52	22	74
Home equity lines of credit serviced by others	4	6	10
Automobile	6	8	14
Student	138	27	165
Credit cards	27	1	28
Other retail	15	—	15
Total	$786	$379	$1,165

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk, while achieving appropriate returns. The following table presents our securities AFS and HTM:

	September 30, 2016		December 31, 2015
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury and other	$15	$15	$16	$16	($1)	(6%)
State and political subdivisions	8	8	9	9	(1)	(11)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	18,606	18,956	17,234	17,320	1,636	9
Other/non-agency	456	429	555	522	(93)	(18)
Total mortgage-backed securities	19,062	19,385	17,789	17,842	1,543	9
Total debt securities	19,085	19,408	17,814	17,867	1,541	9
Marketable equity securities	5	5	5	5	—	—
Other equity securities	12	12	12	12	—	—
Total equity securities	17	17	17	17	—	—
Total securities available for sale	$19,102	$19,425	$17,831	$17,884	$1,541	9%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,279	$4,380	$4,105	$4,121	$259	6%
Other/non-agency	1,010	1,051	1,153	1,176	(125)	(11)
Total securities held to maturity	$5,289	$5,431	$5,258	$5,297	$134	3
Total securities available for sale and held to maturity	$24,391	$24,856	$23,089	$23,181	$1,675	7%

As of September 30, 2016, the fair value of the AFS and HTM securities portfolio increased $1.7 billion to $24.9 billion, compared with $23.2 billion as of December 31, 2015, driven by an increase in market value due to a decline in interest rates and net purchases of $1.3 billion in securities that were bought for liquidity management purposes.
As of September 30, 2016, the portfolio’s average effective duration was 2.7 years compared with 3.5 years as of December 31, 2015, largely reflecting the impact of an increase in prepayment speeds due to lower long term rates. The reduction in securities duration was most pronounced in the first quarter 2016 as interest rates declined significantly in this period. We proactively manage the combination of securities duration, swap positions, and borrowed funds. Refer to “—Market Risk — Non-Trading Risk” for more information.
The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represents the vast majority of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits
The table below presents the major components of our deposits:

(dollars in millions)	September 30, 2016	December 31, 2015	Change	Percent
Demand	$27,292	$27,649	($357)	(1%)
Checking with interest	20,573	17,921	2,652	15
Regular savings	8,797	8,218	579	7
Money market accounts	38,258	36,727	1,531	4
Term deposits	13,407	12,024	1,383	12
Total deposits	$108,327	$102,539	$5,788	6%

Total deposits as of September 30, 2016 increased $5.8 billion to $108.3 billion, compared to $102.5 billion, as growth in checking with interest, money market products, term deposits and savings was partially offset by a decrease in demand deposits.

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(dollars in millions)	September 30, 2016	December 31, 2015	Change	Percent
Federal funds purchased	$95	$—	$95	100%
Securities sold under agreements to repurchase	805	802	3	—
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,512	2,630	(118)	(4)
Total short-term borrowed funds	$3,412	$3,432	($20)	(1%)
Short-term borrowed funds of $3.4 billion as of September 30, 2016, decreased $20 million from December 31, 2015, reflecting an $118 million decline in other short-term borrowed funds (primarily short-term FHLB advances) partially offset by a $95 million increase in Fed funds purchased and a $3 million increase in customer repurchase agreements.
    As of September 30, 2016, our total contingent liquidity was $24.2 billion, consisting of $1.9 billion in net cash at the FRB (which is defined as excess cash balances held at the FRBs), $19.2 billion in unencumbered high-quality and liquid securities, and $3.1 billion in unused FHLB borrowing capacity. Asset liquidity, a component of contingent liquidity, consisting of excess cash balances at the FRB and unencumbered high-quality and liquid securities, was $21.1 billion. Additionally, $11.9 billion in secured Discount Window capacity from the FRBs created total available liquidity of approximately $36.1 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2016	2015	2015
Weighted-average interest rate at period-end:
Federal funds purchased and securities sold under agreements to repurchase	0.03%	0.25%	0.03%	0.25%	0.15%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.63	0.29	0.63	0.29	0.44
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase	$1,032	$3,356	$1,274	$5,375	$5,375
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,515	5,861	4,764	7,004	7,004
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase	$910	$2,880	$922	$3,947	$3,364
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,564	5,062	3,133	6,169	5,865
Weighted-average interest rate during the period:
Federal funds purchased and securities sold under agreements to repurchase	0.10%	0.32%	0.09%	0.22%	0.22%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.63	0.29	0.62	0.27	0.28
Note: Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements, but excludes certain hedging costs and broker fees.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	September 30, 2016	December 31, 2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023	333	333
3.750% fixed rate subordinated debt, due 2024	250	250
4.023% fixed rate subordinated debt, due 2024	42	331
4.082% fixed rate subordinated debt, due 2025	—	331
4.350% fixed rate subordinated debt, due 2025	249	250
4.300% fixed rate subordinated debt, due 2025	749	750
2.375% fixed rate senior unsecured debt, due 2021	348	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017	750	749
2.300% senior unsecured notes, due 2018	752	747
2.450% senior unsecured notes, due 2019	761	752
2.500% senior unsecured notes, due 2019	749	—
2.550% senior unsecured notes, due 2021	998	—
Federal Home Loan advances due through 2033	5,564	5,018
Other	10	25
Total long-term borrowed funds	$11,902	$9,886

Note: The September 30, 2016 balances above reflect the impact of unamortized deferred issuance costs and discounts. See Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

On July 28, 2016, we issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of our subordinated notes. Specifically, we retired $334 million of our 4.082% subordinated notes due 2025 and $166 million of our 4.023% subordinated notes due 2024.
On December 3, 2015, we repurchased $750 million of outstanding subordinated debt instruments. The $3 million difference between the repurchase price and the net carrying amount of the subordinated debt was recognized as a gain on

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

extinguishment of the debt. To fund the repurchase, we issued $750 million of new subordinated debt with a 4.300% fixed rate and a ten year maturity.
On July 31, 2015, we issued $250 million of subordinated debt with a 4.350% fixed rate and a ten year maturity. On August 3, 2015, we used the net proceeds of this issuance to repurchase 9,615,384 shares of our common stock.
Long-term borrowed funds of $11.9 billion as of September 30, 2016 increased $2.0 billion from December 31, 2015, primarily driven by a $2.1 billion increase in senior bank debt and an increase of $546 million in long-term FHLB borrowings, offset by a reduction of $620 million in subordinated debt. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales continues to be available. Additionally, capacity remains to grow deposits or issue senior or subordinated notes.

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances on wholesale funding hedges totaled $4.5 billion as of September 30, 2016 and $5.0 billion as of December 31, 2015. Pay-fixed rates on the swaps ranged from 1.96% to 4.30% as of September 30, 2016 and December 31, 2015. As of September 30, 2016, we received the daily federal funds effective rate on a $500 million notional position, which matures in October 2016, while the remaining $4.0 billion are forward starting positions which begin accruing interest starting in January 2017 and later periods. At December 31, 2015 we also had a $500 million hedge of forecasted term debt issuance at a 1.82% pay fixed rate which was unwound in July 2016.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets, and to hedge market risk on fixed rate capital markets debt issuances. At September 30, 2016 and December 31, 2015, the notional amount of receive-fixed swap hedges totaled $12.9 billion and $11.3 billion, respectively. The fixed-rate ranges were 0.88% to 2.04% and 0.77% to 2.05%, respectively. We paid one-month and three-month LIBOR on these swaps.
In third quarter 2016, we entered into $2.9 billion five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and modestly reduce longer-term net interest income sensitivity. We receive fixed at rates ranging from 0.88% to 1.07% on the agreements and pay one month LIBOR.
In July 2016, we unwound $1 billion in swaps related to a subordinated debt buy back, comprised of a $500 million fair value hedge of the notes bought back, and $500 million hedging the forecast senior debt issuance used to retire the debt.
In June 2016, we entered into a $500 million five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and modestly reduce longer-term net interest income sensitivity. We receive a fixed rate of 1.09% on the agreement and pay one month LIBOR.
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
In February 2016, we terminated $3.0 billion of two-year original term receive-fixed interest rate swaps that hedged the interest rate exposure on floating rate commercial loans. The transaction resulted in a $13 million gain which will be amortized over the remaining life of the swap.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 11 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

	September 30, 2016			December 31, 2015
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$17,350	$347	$233	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	51,847	709	621	33,719	540	455
Foreign exchange contracts	8,296	118	113	8,366	163	156
Other contracts	1,845	18	9	981	8	5
Total derivatives not designated as hedging instruments		845	743		711	616
Gross derivative fair values		1,192	976		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(89)	(89)		(178)	(178)
Less: Cash collateral applied (2)		(1)	(47)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$1,102	$840		$625	$485
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
(3) We also offset assets and liabilities associated with repurchase agreements on our Consolidated Balance Sheets. See Note 2 “Securities” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
At September 30, 2016, the overall derivative asset value increased $477 million and the liability balance increased by $355 million from December 31, 2015, primarily due to decreased fixed interest rates at September 30, 2016, compared to December 31, 2015.
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
In July 2013, the FRB, OCC and FDIC issued the U.S. Basel III final rules. The rules implement the Basel Committee on Banking Supervision’s Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rules substantially revised the risk-based capital and leverage requirements applicable to bank holding companies and their insured depository institution subsidiaries, CBNA and CBPA. The U.S. Basel III final rules became effective for us and our depository institution subsidiaries, CBNA and CBPA, on January 1, 2015 (subject to a phase-in period for certain provisions).
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
The U.S. Basel III final rules also introduced a new capital conservation buffer (“CCB”), composed entirely of CET1, on top of three minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until the buffer reaches its fully phased in level of 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the applicable capital conservation buffer) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall. Under the U.S. Basel III transitional rules, the effective minimum capital ratios as of January 1, 2016 were:

•	5.125% CET1 to risk-weighted assets (minimum of 4.5% plus 0.625% CCB);

•	6.625% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets (minimum of 6% plus 0.625% CCB);

•	8.625% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (minimum of 8% plus 0.625% CCB); and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
4.000% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”). The minimum leverage ratio of 4% is not impacted by the capital conservation buffer.

Under the U.S. Basel III fully phased-in rules, the effective minimum capital ratios as of January 1, 2019 will be:

•	7.0% CET1 to risk-weighted assets (minimum 4.5% plus 2.5% CCB);

•	8.5% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets (minimum 6% plus 2.5% CCB); and

•	10.5% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (minimum 8% plus 2.5% CCB).
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
The table below presents our actual regulatory capital ratios under Basel III Transitional rules as of September 30, 2016 and December 31, 2015. In addition, the table includes pro forma Basel III ratios as of September 30, 2016 and December 31, 2015, after full phase-in of all requirements to which we will be subject by January 1, 2019. Based on both current and fully phased-in Basel III requirements, all ratios remain well above current and future Basel III minima:

	Transitional Basel III				Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum	Well-Capitalized Minimum for Purposes of Prompt Corrective Action	Actual Ratio(1)	Required Minimum + Required Capital Conservation Buffer for Non-Leverage Ratios	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action
Basel III Transitional as of September 30, 2016
Common equity tier 1 capital(2)(6)	$13,763	11.3%	5.1%	6.5%	11.3%	7.0%	6.5%
Tier 1 capital(3)(6)	14,010	11.5	6.6	8.0	11.5	8.5	8.0
Total capital(4)(6)	17,290	14.2	8.6	10.0	14.2	10.5	10.0
Tier 1 leverage(5)	14,010	10.1	4.0	5.0	10.1	4.0	5.0
Risk-weighted assets	121,612
Quarterly adjusted average assets	138,425
Basel III Transitional as of December 31, 2015
Common equity tier 1 capital(2)	$13,389	11.7%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,636	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,505	15.3	8.0	10.0	15.3	10.5	10.0
Tier 1 leverage(5)	13,636	10.5	4.0	5.0	10.5	4.0	5.0
Risk-weighted assets	114,084
Quarterly adjusted average assets	130,455
(1) Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on the computation of these Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) “Common equity tier 1 capital ratio” represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
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

Standardized Approach
The Basel III Standardized approach measures risk-weighted assets primarily for market risk and credit risk exposures. Exposures subject to market risk are measured on a basis generally consistent with how market risk risk-weighted assets were measured using the Basel 2.5 market risk rules. Refer to “—Market Risk — Market Risk Regulatory Capital,” for further

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

information. We apply the Basel III standardized approach, as defined by the U.S. regulators, for determining the assignment of risk-weighted assets. Under the Standardized approach no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. We estimate our common equity tier 1 capital ratio under the Basel III Standardized approach, on a fully phased-in basis, to be 11.3% at September 30, 2016. As of September 30, 2016, we estimated that our Basel III Standardized common equity tier 1 capital would be $13.8 billion and total risk-weighted assets would be $121.8 billion, on a fully-phased in basis. Our estimates under the Basel III Standardized approach may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of the rules evolve. Actual results could differ from those estimates and assumptions.
A reconciliation of Basel III Standardized Transitional approach to Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital, total capital and risk-weighted assets, see the following table.

(dollars in millions)	September 30, 2016	December 31, 2015
Common equity tier 1 capital	$13,763	$13,389
Impact of intangibles at 100%	—	(2)
Fully phased-in common equity tier 1 capital(1)	$13,763	$13,387
Total capital	$17,290	$17,505
Impact of intangibles at 100%	—	(2)
Fully phased in common total capital(1)	$17,290	$17,503
Risk-weighted assets	$121,612	$114,084
Impact of intangibles - 100% capital deduction	—	(2)
Impact of mortgage servicing assets at 250% risk weight	228	246
Fully phased-in risk-weighted assets(1)	$121,840	$114,328
Transitional common equity tier 1 ratio(2)	11.3%	11.7%
Fully phased-in common equity tier 1 ratio(1)(2)	11.3	11.7
Transitional total capital ratio(3)	14.2	15.3
Fully phased-in total capital ratio(1)(3)	14.2	15.3
(1) Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on the computation of these Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management - Key Performance Metrics and Non-GAAP Financial Measures.”
(2) “Common equity tier 1 capital ratio” represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.

Regulatory Capital Ratios and Capital Composition
CET1 capital under Basel III Standardized Transitional rules was $13.8 billion at September 30, 2016, an increase of $374 million from $13.4 billion at December 31, 2015. The increase was primarily attributable to net income and amortization of deferred tax related to goodwill for the nine months ended September 30, 2016, net of the repurchase of 11.1 million shares of common stock and dividends paid to stockholders. At September 30, 2016, there was approximately $247 million of additional tier 1 capital, reflecting the capital value after issuance costs of the 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series A, issued on April 6, 2015. Tier 1 capital at September 30, 2016 was $14.0 billion, an increase of $374 million from $13.6 billion at December 31, 2015. Total capital was $17.3 billion at September 30, 2016, a decrease of $215 million from December 31, 2015 driven primarily by the redemption of subordinated debt, repurchase of 11.1 million shares of common stock and dividends paid to stockholders offset by net income for the nine months ended September 30, 2016.
Risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2016 were $121.6 billion, an increase of $7.5 billion as compared to December 31, 2015. The primary drivers for this change were growth in commercial, commercial real estate and student loan exposures.
As of September 30, 2016, the tier 1 leverage ratio decreased approximately 33 basis points to 10.1% from 10.5% as of December 31, 2015. This decline reflected the net impact of an $8.0 billion increase in adjusted quarterly average total assets, which drove a 61 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 28 basis points to the ratio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the Basel III capital framework in effect at September 30, 2016 and December 31, 2015:

	Transitional Basel III
(dollars in millions)	September 30, 2016	December 31, 2015
Total common stockholders’ equity	$19,934	$19,399
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	(143)	28
Derivatives	(32)	(10)
Unamortized net periodic benefit costs	362	369
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	519	480
Other intangible assets	(1)	(1)
Total Common Equity Tier 1	13,763	13,389
Qualifying preferred stock	247	247
Total Tier 1 Capital	14,010	13,636

Qualifying long-term debt securities as tier 2	1,970	2,595
Allowance for loan and lease losses	1,240	1,216
Allowance for credit losses for off-balance sheet exposure	70	58
Total capital	$17,290	$17,505
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
In April 2016, we submitted our 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to our 2016 Capital Plan or to our proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. Our 2016 Capital Plan includes quarterly common dividends of $0.12 per share through the end of 2016, a potential 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017.

All distributions proposed under our 2016 Capital Plan are subject to consideration and approval by the CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions. For fourth quarter 2016, CFG’s Board of Directors has approved a common dividend of $0.12 per share and the continuation of our share repurchase plan. All of these actions were included in our 2016 Capital Plan to which the Federal Reserve indicated no objection.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Transactions
During the nine months ended September 30, 2016, we completed the following capital actions:

•
Declared quarterly common stock dividends of $0.10 per share for the first quarter of 2016 and $0.12 per share for each of the second and third quarters of 2016, aggregating to dividend payments of approximately $179 million;

•	Repurchased $125 million aggregate principal amount of our 4.023% subordinated notes due 2024 on March 7, 2016;

•	Repurchased $334 million aggregate principal amount of our 4.082% subordinated notes due 2025 on July 28, 2016;

•	Repurchased $166 million aggregate principal amount of our 4.023% subordinated notes due 2024 on July 28, 2016;

•
Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to payments of approximately $7 million on April 6, 2016 and October 6, 2016; and

•	Repurchased 11.1 million shares of common stock reducing regulatory capital by $250 million.
At September 30, 2016, all regulatory ratios remained well above their respective fully phased-in Basel III minimum plus the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on the computation of these Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures”.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel III Standardized Transitional rules as of September 30, 2016 and December 31, 2015:

	Transitional Basel III
	September 30, 2016		December 31, 2015
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity Tier 1 capital(1)	$11,152	11.4%	$10,754	11.7%
Tier 1 risk-based capital (2)	11,152	11.4	10,754	11.7
Total Risk-based Capital(3)	13,344	13.6	13,132	14.3
Tier 1 Leverage(4)	11,152	10.5	10,754	10.7
Risk-weighted assets	98,173		91,625
Quarterly adjusted average assets	106,506		100,504

Citizens Bank of Pennsylvania
Common equity Tier 1 capital(1)	$3,083	12.9%	$3,017	13.0%
Tier 1 risk-based capital (2)	3,083	12.9	3,017	13.0
Total Risk-based Capital(3)	3,326	13.9	3,559	15.4
Tier 1 Leverage(4)	3,083	8.9	3,017	9.1
Risk-weighted assets	23,983		23,179
Quarterly adjusted average assets	34,812		33,045

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
CBNA CET1 capital under Basel III Standardized Transitional rules was $11.2 billion at September 30, 2016, an increase of $398 million from $10.8 billion at December 31, 2015. The increase was primarily attributable to net income for the nine months ended September 30, 2016, net of common stock dividends. At September 30, 2016, CBNA held minimal additional tier 1 capital. Total capital was $13.3 billion at September 30, 2016, an increase of $212 million driven primarily by the increase in CET1 capital net of the redemption of subordinated debt.
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2016 were $98.2 billion, an increase of $6.5 billion compared to December 31, 2015. The primary drivers for this change were the growth in commercial, student, auto and personal loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of September 30, 2016, the CBNA tier 1 leverage ratio decreased approximately 23 basis points to 10.5% from 10.7% as of December 31, 2015, driven by an increase in adjusted quarterly average total assets of $6.0 billion resulting in a 62 basis point decline in the ratio, partially offset by a 39 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules was $3.1 billion at September 30, 2016, an increase of $66 million from $3.0 billion at December 31, 2015. The increase was primarily attributable to net income for the nine months ended September 30, 2016 and amortization of deferred tax assets related to goodwill, net of common stock dividends.
At September 30, 2016, there was no additional tier 1 capital. Total capital was $3.3 billion at September 30, 2016, a decrease of $233 million driven primarily by the redemption of subordinated debt offset by an increase in CET1 capital.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at September 30, 2016 were $24.0 billion, an increase of $804 million as compared to December 31, 2015. The primary drivers for this change were growth in commercial, commercial real estate and student loan exposures. These increases were partially offset by decreases in both the residential mortgage and home equity loans.
As of September 30, 2016, the CBPA tier 1 leverage ratio decreased approximately 27 basis points to 8.9% from 9.1% as of December 31, 2015, driven by an increase in adjusted quarterly average total assets of $1.8 billion resulting in a 47 basis point decline in the ratio, partially offset by a 20 basis point increase resulting from higher CET1 capital described above.

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
CFG Liquidity
Our primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt and (ii) externally issued senior and subordinated debt. Our uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including payments of dividends, interest and expenses; (ii) needs of subsidiaries, including our banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) extraordinary requirements for cash.
During the nine month period ending September 30, 2016, we utilized $350 million in proceeds from the sale of senior notes and $275 million in excess cash to repurchase the entire $334 million of our 4.082% Subordinated Notes and $291 million of our 4.023% Subordinated Notes.
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs. As of September 30, 2016, we held cash and cash equivalents of approximately $591 million, which should be viewed as a liquidity reserve.
Our liquidity risk is low for the following reasons: (i) we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding; (ii) the capital structures of our banking subsidiaries are similar to our capital structure. As of September 30, 2016, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 101.8%; and, (iii) our other cash flow requirements, such as operating expenses, are relatively small.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. This debt represents a key source of unsecured, term, and stable funding, further diversifies the funding sources of CBNA, and creates a more peer-like funding structure for the consolidated enterprise. On March 14, 2016, we increased the size of this program from $3.0 billion to $5.0 billion. Also, on March 14, 2016, CBNA issued $750 million in three-year fixed-rate senior notes, and on May 13, 2016, CBNA issued $1.0 billion in five-year fixed-rate senior notes. On December 3, 2015, CBNA issued $750 million in three-year fixed-rate senior notes, and on December 4, 2014, CBNA issued $1.5 billion in fixed-rate senior notes, consisting of $750 million of three-year notes and $750 million in five-year notes.
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

September 30, 2016
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At September 30, 2016, the majority of wholesale funding consisted of secured borrowings from the FHLBs collateralized by high-quality residential mortgages.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRBG, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process, and the U.S. version of the LCR was effective for us beginning January 2016.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR company. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR company, we were required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We have been fully compliant with the LCR since its January 2016 effective date, up through and including September 30, 2016.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a sufficient liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2016:

•	Core deposits, including loans and deposits held for sale, continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 97.8%;

•	Our net overnight position (which is defined as cash balance held at the Federal Reserve Banks less any overnight borrowings) totaled $1.9 billion;

•
Contingent liquidity was $24.2 billion, consisting of our net overnight position (defined above) of $1.9 billion, unencumbered high-quality and liquid securities of $19.2 billion, and unused FHLB capacity of $3.1 billion. Asset liquidity (a component of contingent liquidity) was $21.1 billion consisting of our net overnight position of $1.9 billion and unencumbered high-quality and liquid securities of $19.2 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $11.9 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding early warning indicators and metrics, including specific risk thresholds and limits. The early warning indicators include both the internal and external environment, providing both an inside-out and an outside-in risk perspective. The metrics are broadly classified as follows:

•	Current liquidity sources and capacities, including excess cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;

•	Contingent or stressed liquidity, including idiosyncratic, systemic and combined stress scenarios, in addition to evolving regulatory requirements such as the LCR and the NSFR; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons;
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
Money-fund reform and other factors have incrementally increased borrowing rates for short-term and unsecured bank liabilities. However, our utilization of unsecured and short-term wholesale funding continues to be de minimis, given our significant portfolio of high quality liquid assets, our access to alternative funding sources including the FHLBs and the long-term capital markets, and our strong franchise deposit base.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from operating activities contributed $1.2 billion in the first nine months of 2016. Net cash used by investing activities was $8.7 billion, primarily reflecting a net increase in loans and leases of $6.7 billion and securities available for sale portfolio purchases of $4.8 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.4 billion. Cash provided by financing activities was $7.3 billion, driven by net increase in deposits of $5.8 billion, and proceeds from issuance of long-term borrowed funds of $9.6 billion, partially offset by a net decrease in other short-term borrowed funds of $1.6 billion, and repayments of long-term borrowed funds of $6.1 billion. The $9.6 billion proceeds included $2.1 billion from issuances of medium term debt and $7.5 billion in FHLB advances. The $6.1 billion of repayments includes $5.5 billion in repayments of FHLB advances and $625 million paid to repurchase subordinated debt. These activities represented a cumulative decrease in cash and cash equivalents of $170 million, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $2.9 billion as of September 30, 2016.
In the first nine months of 2015, our operating activities contributed $831 million in net cash. Net cash used by investing activities was $4.2 billion, primarily reflecting net securities available for sale portfolio purchases of $5.4 billion and a net increase in loans and leases of $4.3 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $5.8 billion. Cash provided by financing activities was $1.8 billion, driven by a net increase in deposits of $6.2 billion. These activities represented a cumulative decrease in cash and cash equivalents of $1.5 billion, which, when added to the cash and cash equivalents balance of $3.3 billion at the beginning of 2015, resulted in an ending balance of cash and cash equivalents of $1.8 billion as of September 30, 2015.
Off-Balance Sheet Commitments
The following table presents our outstanding off-balance sheet commitments. See Note 12 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(dollars in millions)	September 30, 2016	December 31, 2015	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$60,125	$56,524	$3,601	6%
Financial standby letters of credit	1,980	2,010	(30)	(1)
Performance letters of credit	40	42	(2)	(5)
Commercial letters of credit	55	87	(32)	(37)
Marketing rights	44	47	(3)	(6)
Risk participation agreements	51	26	25	96
Residential mortgage loans sold with recourse	9	10	(1)	(10)
Total	$62,304	$58,746	$3,558	6%
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
Critical Accounting Estimates
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Significant Accounting Policies,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk,” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For additional information regarding our fair value measurements, see Note 1 “Significant Accounting Policies,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 “Securities,” Note 6 “Mortgage Banking,” Note 11 “Derivatives,” and Note 14 “Fair Value Measurements” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We also corroborate the fair value of our reporting units determined by the discounted cash flow method by adding the aggregated sum of these fair value measurements to the fair value of our other segment operations and comparing this total to our observed market capitalization. As part of this process, we analyze the implied control premium to evaluate its reasonableness. Both positive and negative facts and circumstances are considered when completing this analysis, including company and market-specific factors, observed transaction data and any additional external evidence supporting the implied control premium. Since none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to our common stock price. The sum of the fair values of the reporting units at October 31, 2015 exceeded the overall market capitalization of CFG as of October 31, 2015.
During the first nine months of 2016, we observed significant volatility in the overall market capitalization of CFG. Given this market volatility, we reviewed our market capitalization implied control premium based on end of period, average, median, and high and low stock prices during the second quarter. We also considered the various systematic and cyclical factors affecting bank stocks, as well as idiosyncratic factors such as our above-average capital position and attractive franchise value given our size, footprint, and customer base to evaluate the implied control premium. We will continue to monitor the volatility of our market capitalization. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

For additional information regarding income taxes, see Note 1 “Significant Accounting Policies,” to our audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and Note 10 “Income Taxes,” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Credit Quality Assurance also reports to the Chief Audit Executive and also provides the legal-entity boards, senior management and other stakeholders with independent assurance on the quality of credit portfolios and adherence to agreed Credit Risk Appetite and Credit Policies and processes. In line with its procedures and regulatory expectations, the Credit Quality Assurance function undertakes a program of portfolio testing, assessing and reporting through four Risk Pillars of Asset Quality, Rating and Data Integrity, Risk Management and Credit Risk Appetite.
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
Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The CCO and his team also have responsibility for credit approvals for larger and higher risk transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in: Consumer Banking; Commercial Banking; Citizens Restructuring Management; Portfolio and Corporate Reporting; ALLL Analytics; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
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
Apart from Industrials and CRE (which together make up 30% of the commercial outstandings as of September 30, 2016), there are no material sector concentrations. As of September 30, 2016, our CRE outstandings amounted to 10% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past seven years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. Exposure to declining rates has lessened modestly in the second quarter given decreased market expectations for additional Federal Open Market Committee (“FOMC”) actions. The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed rate loans as well as the prepayment risk on mortgage related loans and securities funded by non-rate sensitive deposits and equity.
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within this risk appetite, we must both measure the exposure and, as necessary, hedge it. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on the structural interest rate risk position. These exposures are reported on a monthly basis to the Asset and Liability Committee (“ALCO”) and at Board meetings.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our positioning in various parallel yield curve shifts:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2016	December 31, 2015
Instantaneous Change in Interest Rates
+200	11.6%	10.6%
+100	5.8	5.8
-100	(5.2)	(5.8)
-200	(5.1)	(6.4)
Gradual Change in Interest Rates
+200	5.8	6.1
+100	2.9	3.2
-100	(3.9)	(3.1)
-200	(4.8)	(4.6)
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of September 30, 2016.
Asset sensitivity was 5.8% at September 30, 2016, down modestly from 6.1% at December 31, 2015. The asset sensitive risk position was actively managed by adjusting securities investments, interest rate swaps and funding mix. The risk position was managed down to the lower end of the range in the third quarter, given the outlook for a muted pace of FOMC tightenings and a lower market consensus of the neutral level of rates.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of September 30, 2016 and December 31, 2015, our mortgage servicing rights had a carrying value of $152 million and $164 million, respectively, and were carried at the lower of cost or fair value. As of September 30, 2016, and December 31, 2015, the fair value of the mortgage servicing rights was $163 million and $178 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $15 million and $9 million on the asset as of September 30, 2016 and December 31, 2015, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange and secondary loan instruments. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.
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
Market Risk Governance
The market risk limit setting process is established in line with the formal enterprise risk appetite process and policy. This appetite reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of how much market risk to take. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business is permitted to operate and this is reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades and hedges needed to manage the risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including VaR, open foreign currency positions, and single name risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates the general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a 10 business day lag. Refer to “Market Risk Regulatory Capital” below for details of our 10-day VaR metrics for the quarters ended September 30, 2016 and 2015, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.

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

(in millions)	For the Quarter Ended September 30, 2016				For the Quarter Ended September 30, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	2	—	—	—	—	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	—	—	2	—	—	—	—	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$—	$—	$—	$—	$—	$—	$1	$—
Stressed General VaR	$2	$2	$5	$1	$2	$2	$4	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$2	$2	$5	$1	$2	$2	$4	$2
Market Risk Regulatory Capital	$7				$8
Specific Risk Not Modeled Add-on	7				5
de Minimis Exposure Add-on	17				9
Total Market Risk Regulatory Capital	$31				$22
Market Risk-Weighted Assets	$385				$272

(1) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated daily under its own dynamic window regime. In a dynamic window regime, values of the 10-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owner. The independent review and validation focuses on the model methodology and performance. Independent review of market risk measurement models is the responsibility of Citizens’ Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping.
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015.
Daily VaR Backtesting: Sub-portfolio Level Backtesting(1)
1) The back testing graph reflects seven daily adjustments made during second quarter 2016 and six daily adjustments made during third quarter 2016 to compensate for a risk position feed that overstated VaR/SVaR for those days.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended September 30, 2016 are included in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
July 1, 2016 - July 31, 2016	9,624,094	$22.60	9,624,094	$472,495,476
August 1, 2016 - August 31, 2016	—	$—	—	—
September 1, 2016 - September 30, 2016	1,438,098	$22.60	1,438,098	$440,000,000
(1) On June 29, 2016, the Company announced that its 2016 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $690 million for the four-quarter period ending with the second quarter of 2017. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allows for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during the third quarter 2016 were executed pursuant to an accelerated share repurchase transaction, which was commenced during the quarter and completed by September 30, 2016. The timing and exact amount of share repurchases will be consistent with the 2016 Capital Plan and will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

3.2	Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

10.1	Executive Employment Agreement dated November 3, 2016, between the Registrant and John Fawcett †*

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

CITIZENS FINANCIAL GROUP, INC.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2016.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)