Form 10-K
period 2016-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2017-02-24
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2016
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
[X] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $10,569,026,814 (based on the June 30, 2016 closing price of
Citizens Financial Group, Inc. common shares of $19.98 as reported on the New York Stock Exchange). There were 509,107,893 shares of Registrant’s common stock ($0.01 par value) outstanding on February 1, 2017.
Documents incorporated by reference
Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2017 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2016.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BHC	Bank Holding Company
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Chicago Divestiture	June 20, 2014 sale of certain assets and liabilities associated with Chicago-area retail branches, small business relationships and select middle market relationships to U.S. Bancorp
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CSA	Credit Support Annex
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred Tax Assets
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank

CITIZENS FINANCIAL GROUP, INC.

FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or the Federal Reserve	Federal Reserve Bank
FRBG	Federal Reserve Board of Governors
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NSFR	Net Stable Funding Ratio
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, N.A. and other subsidiaries)
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
REITs	Real Estate Investment Trusts
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk
VIE	Variable Interest Entities

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

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Part I, Item 1A, included in this report.

CITIZENS FINANCIAL GROUP, INC.

PART I

ITEM 1. BUSINESS
Headquartered in Providence, Rhode Island with $149.5 billion of total assets as of December 31, 2016, Citizens Financial Group, Inc. was the 12th largest retail bank holding company in the United States.(1) Our approximately 17,600 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches operating in an 11-state banking footprint across the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. Our branch banking footprint contained approximately 30 million households(2) and 4 million businesses(3) as of December 31, 2016. We also maintain more than 100 retail and commercial non-branch offices located in our branch banking footprint and in other states and the District of Columbia, which are largely contiguous with our footprint. We deliver a comprehensive range of retail and commercial banking products and services to more than five million individuals, institutions and companies. As of December 31, 2016, approximately 70% of our loans were to customers in our footprint and in the five contiguous states where we maintain offices.
Our primary subsidiaries are CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator.
Our History
Our history dates to High Street Bank, founded in 1828, which established Citizens Savings Bank in 1871. Citizens Savings Bank acquired a controlling interest in its founder by the 1940s, renaming the entity Citizens Trust Company. By 1981, we had grown to 29 branches in Rhode Island with approximately $1.0 billion of assets, and in 1988 we became a wholly-owned subsidiary of RBS. During the following two decades, we grew substantially through a series of more than 25 strategic bank acquisitions, which greatly expanded our footprint throughout New England and into the Mid-Atlantic and the Midwest, transforming us from a local retail bank into one of the largest U.S. bank holding companies.
In September 2014, Citizens Financial Group (NYSE: CFG) became a publicly traded company in the largest traditional bank IPO in U.S. history and, through a series of follow-on offerings in March, July and November of 2015, Citizens fully separated from RBS.
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
The following table presents selected financial information for our operating segments, other and consolidated:

	For the Year Ended December 31,
	2016				2015
(in millions)	Consumer Banking	Commercial Banking	Other (4)	Consolidated	Consumer Banking	Commercial Banking	Other (4)	Consolidated
Total average loans and leases and loans held for sale	$55,052	$45,903	$2,999	$103,954	$51,484	$41,593	$3,469	$96,546
Total average deposits and deposits held for sale	72,003	26,811	6,633	105,447	69,748	23,473	5,933	99,154
Net interest income	2,443	1,288	27	3,758	2,198	1,162	42	3,402
Noninterest income	883	466	148	1,497	910	415	97	1,422
Total revenue	3,326	1,754	175	5,255	3,108	1,577	139	4,824
Noninterest expense	2,547	741	64	3,352	2,456	709	94	3,259
Net income (loss)	$345	$631	$69	$1,045	$262	$579	($1)	$840
(1) According to SNL Financial.
(2) According to U.S. Census Bureau.
(3) According to Hoovers.
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets and liabilities, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to the Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition — Loans and Leases — Non-Core Assets” in Part II, Item 7, included in this report.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million through a network that as of December 31, 2016 included approximately 1,200 branches operating in an 11-state footprint across the New England, Mid-Atlantic and Midwest regions, as well as through online, telephone and mobile banking platforms. Consumer Banking products and services include deposit products, mortgage and home equity lending, auto financing, student loans, personal unsecured lines and loans, credit cards, business loans, wealth management and investment services.
Consumer Banking is focused on winning, expanding and retaining customers through its value proposition: “Simple. Clear. Personal.” and is committed to delivering a differentiated experience through convenience and service. We were named one of the “Most Reputable Banks” in the country according to the American Banker/Reputation Institute Survey of Bank Reputations released in 2016, which focused on factors including products, corporate citizenship, financial performance and company leadership.
Consumer Banking accounted for $55.1 billion, or 55%, of average loans and leases (including loans held for sale) in our operating segments as of December 31, 2016 and is organized around our customer products and services as follows:
Distribution: Provides a multi-channel distribution system with a workforce of approximately 6,600 branch colleagues with a network of approximately 1,200 branches, including more than 340 in-store locations, as well as approximately 3,200 ATMs. Our network includes approximately 1,390 specialists covering lending needs, savings and investments and business banking. Our online and mobile capabilities offer customers the convenience of paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
Everyday Banking: Provides customers with deposit and payment products and services, including checking, savings, money market, certificates of deposit, debit cards, credit cards and overdraft protection. The business included approximately 2.2 million checking households and $55.0 billion in average deposits as of December 31, 2016.
Residential Mortgage: Our mortgage business is primarily in footprint and in select out-of-footprint states through a direct-to-consumer call center and a mortgage loan officer base of more than 535 professionals as of December 31, 2016. Full-year 2016 mortgage originations totaled $7.8 billion with a weighted average FICO score of 769 and loan-to-value of 74% compared with 2015 mortgage originations of $5.7 billion with a weighted average FICO score of 763 and loan-to-value of 73%.
Consumer Lending: Provides home equity, auto finance products, student lending and personal unsecured lines and loans.
Home Equity: Offers HELOCs and home equity loans. We originated $5.2 billion of HELOCs in 2016 and were ranked sixth nationally by outstanding balances as of September 30, 2016(1) and ranked in the top five in each of our top nine markets for HELOC originations.(2)
Indirect Auto Finance: Provides new- and used-vehicle financing through a network of more than 6,000 automotive dealerships in 43 states as of December 31, 2016. The business ranked tenth nationally among regulated depository institutions by outstanding balances as of September 30, 2016(1) with 2016 organic origination volume of $5.6 billion with a weighted average FICO score of approximately 749.
Student Lending: We launched the Student Lending business in 2009 and have expanded to partner with nearly 2,500 high-quality, not-for-profit higher education schools in all 50 states. InSchool loan origination volume has increased to $476 million in 2016 with a weighted average FICO score of 767 from approximately $112 million of originations in 2010. We launched the Education Refinance Loan (“ERL”) product in January 2014, which provides former students who have entered the workforce a way to refinance or consolidate multiple existing private and federal student loans. We originated approximately $1.4 billion in ERLs in 2016 with a weighted average FICO score of 782.
Unsecured: We launched our unsecured product finance lending business, which is reported in other retail, in third quarter 2015. In 2016, we expanded our unsecured lending business with the launch of an unsecured personal refinance product. We originated approximately $1.2 billion in unsecured loans in 2016 with a weighted average FICO score of 750, an increase of $964 million versus 2015 originations of $265 million with a weighted average FICO score of 755.
Business Banking: Serves businesses with annual revenues of up to $25 million through a combination of branch-based employees and relationship managers. As of December 31, 2016, we employed a team of more than 300 bankers with average loans outstanding of $2.9 billion and average deposit balances of $14.0 billion.

(1) According to SNL Financial.
(2) According to Equifax; origination volume as of September 30, 2016.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Wealth Management: Provides a full range of banking, investment, insurance products and advisory services primarily to clients with investable assets of $100,000 to $25 million through a sales force that includes more than 360 financial consultants, more than 170 premier bankers and ten private banker teams. As of December 31, 2016, wealth management had approximately $6.3 billion in average assets under management, $17.3 billion in average assets under administration and $42.5 billion in average total client balances.
Commercial Banking Segment
Commercial Banking primarily targets companies and institutions with annual revenues of $25 million to $2.5 billion and strives to be the lead bank for its clients. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange and interest rate risk management solutions, as well as corporate finance, merger and acquisition, and debt and equity capital markets capabilities. Commercial Banking provides thought leadership by leveraging an in-depth understanding of our clients’ and prospects’ businesses to deliver proactive, compelling financial solutions with quality execution. Commercial Banking focuses each business unit in sectors that maximize its ability to be relevant and deliver value-added solutions to our clients. In Middle Market, this involves a business unit highly focused on our 11-state footprint. In our Mid-Corporate and Industry Verticals businesses, our focus is national within our areas of expertise. As a result, we earned a fifth place ranking for client penetration and a fifth place ranking for number of lead relationships in middle market banking within the footprint.(1)
Commercial Banking accounted for $45.9 billion, or approximately 45%, of average loans and leases (including loans held for sale) in our operating segments as of December 31, 2016.
Commercial Banking is structured along lines of business, as well as product groups. The Capital & Global Markets and the Treasury Solutions product groups support all lines of business. These business lines and product groups work in teams to understand and determine client needs and provide comprehensive solutions to meet those needs. New clients are acquired through a coordinated approach to the market ranging from leveraging deep industry knowledge in specialized banking groups to a geographic coverage model targeting organizations headquartered in our footprint.
Corporate Banking: Targets domestic commercial and industrial clients, serving Middle Market companies with annual gross revenues of $25 million to $500 million and Mid-corporate companies with annual revenues of $500 million to $2.5 billion. The business offers a broad range of products, including secured and unsecured lines of credit, term loans, commercial mortgages, domestic and global treasury management solutions, trade services, interest rate products, foreign exchange services and letters of credit. Corporate Banking is a general lending practice, however, our specialty Industry Verticals business addresses other corporate banking services for U.S. subsidiaries of foreign corporations, technology, government entities, healthcare, oil and gas, not-for-profit and educational institutions, professional firms and franchise finance. Corporate Banking average loans and leases of $27.3 billion increased $2.7 billion from 2015 average loans and leases of $24.6 billion.
Asset Finance: Offers equipment financing term loans and leases for Middle Market and Mid-corporate companies, as well as Fortune 500 companies. All transactions are secured by the assets financed, commitments tend to be fully drawn and most leases and loans are fixed rate. Areas of industry specialization include energy, utilities and chemicals. The business also has expertise in financing corporate aircraft and tax- and non-tax-oriented leases for other long-lived assets such as rail cars.
Commercial Real Estate: Provides customized debt capital solutions for Middle Market operators, institutional developers and investors as well as REITs. Commercial Real Estate provides financing for projects in the office, multi-family, industrial, retail, healthcare and hospitality sectors. Loan types include term debt, lines of credit and construction financing. A majority of loans are secured by commercial real estate properties and are typically non-owner occupied. Owner-occupied commercial real estate is typically originated through our Corporate Banking business. Commercial Real Estate average loans of $9.3 billion increased $1.3 billion from $8.0 billion in 2015.
Capital & Global Markets: Delivers to clients through key product groups including Capital Markets, Corporate Finance, and Global Markets.

•
Capital Markets originates, structures and underwrites multi-bank credit facilities targeting Middle Market, Mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structures. In 2016, we acted as lead or co-lead for $9.7 billion in loan-syndication transactions.

In April of 2016, we launched Citizens Capital Markets, Inc. (“CCMI”), our commercial broker-dealer, to advise on or facilitate mergers and acquisitions, tender offers, financial restructurings, asset sales, divestitures or other corporate reorganizations or business combinations.

(1) In-footprint ranking from Greenwich Associates. Rolling four-quarter average as of September 30, 2016 for middle market deals from $25 - $500 million.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•
Corporate Finance provides advisory services to Middle Market and Mid-corporate companies, including mergers and acquisitions and capital structure advisory. The team works closely with industry-sector specialists within debt capital markets to structure and originate deal flow in multiple bank products.

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

Treasury Solutions: Supports Commercial Banking and Business Banking clients with treasury management solutions, including domestic and international cash management, commercial credit cards and trade finance. Treasury Solutions provides products to solve client needs related to receivables, payables, information reporting and liquidity management.
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

•
Significant Scale with Strong Market Penetration in Attractive Geographic Markets: We believe our market share and scale in our footprint is central to our success and growth. With approximately 1,200 branches, approximately 3,200 ATMs, approximately 17,600 colleagues, and more than 100 non-branch offices as well as our online, telephone and mobile banking platforms, we serve more than five million individuals, institutions and companies. As of June 30, 2016, we ranked second by retail deposit market share in the New England region (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island and Connecticut) and we ranked in the top five in nine of our ten key MSAs, including Providence, Boston, Pittsburgh, Philadelphia and Cleveland.(1) We believe this strong market share in our core regions, which have relatively diverse economies and affluent demographics, will help us achieve our long-term growth objectives.

The following table sets forth information regarding our competitive position in our principal MSAs:

(dollars in millions)		Total	Total	Deposit
MSA	Total Branches	Deposits	Deposit Rank	Market Share
Boston, MA	204	$30,837	2	15.1%
Philadelphia, PA	180	16,994	5	4.9
Providence, RI	99	11,050	1	28.8
Pittsburgh, PA	123	9,362	2	8.9
Cleveland, OH	55	7,667	4	12.0
Detroit, MI	90	4,959	8	4.1
Manchester, NH	22	4,733	1	42.5
Albany, NY	24	2,401	3	14.4
Buffalo, NY	41	1,648	5	4.0
Rochester, NY	33	1,583	5	9.3
Source: FDIC, June 2016. Excludes “non-retail banks” as defined by SNL Financial. The scope of “non-retail banks” is subject to the discretion of SNL Financial, but typically includes: industrial bank and non-depository trust charters, institutions with more than 20% brokered deposits (of total deposits), institutions with more than 20% credit card loans (of total loans), institutions deemed not to broadly participate in the banking services market and other nonretail competitor banks.

(1) According SNL Financial.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•
Strong Customer Relationships: We focus on building strong customer relationships by delivering a consistent, high-quality level of service supported by a wide range of products and services. We believe that we provide a distinctive customer experience characterized by offering the personal touch of a local bank with the product selection of a larger financial institution. In 2016, JD Power ranked us in the top five in mortgage servicing and origination. We also continued to perform above peer average in the retail branch experience. In addition, we maintained our top ten ranking in the overall national Middle Market bookrunner league table(1) (by number of syndicated loans) for full-year 2016.

•
Experienced Management Team Supported by a High-Performing and Talented Workforce: Our leadership team of seasoned industry professionals whose members have more than 20 years of banking experience on average, is supported by a diverse set of managers and employees committed to delivering a strong customer value proposition.

•
Stable, Low-Cost Core Deposit Base: We have a strong funding profile, with $109.8 billion of total deposits as of December 31, 2016, consisting of 26% in noninterest-bearing deposits and 74% in interest-bearing deposits. Noninterest-bearing deposits provide a lower-cost funding base, and we have continued to grow this base to $28.5 billion as of December 31, 2016, up 45% from $19.7 billion at December 31, 2010. For the year ended December 31, 2016, our total average cost of deposits was 0.26%, up from 0.24% for the year ended December 31, 2015 and from 0.17% for the year ended December 31, 2014.

•
Superior Capital Position: We are among the most well-capitalized large regional banks in the United States, with a CET1 capital ratio of 11.2% as of December 31, 2016 compared to a peer average of 10.5%(2). Our strong capital position provides us the financial flexibility to continue to invest in our businesses and execute our strategic growth initiatives. Through recent capital-optimization efforts, we continue to realign our capital base with that of peer banks by reducing our CET1 capital and increasing other tier 1 and tier 2 capital levels. We continued our capital optimization strategy in 2016 as we repurchased $430 million of common stock and issued $350 million of senior debt. We additionally repurchased $625 million of subordinated debt.

•
Solid Asset Quality throughout a Range of Credit Cycles: Our experienced credit risk professionals and prudent credit culture, combined with centralized processes and consistent underwriting standards across all business lines, have allowed us to maintain strong asset quality through a variety of business cycles. The credit quality of our loan portfolio has continued to improve with nonperforming assets as a percentage of total assets of 0.73% at December 31, 2016 compared to 0.80% as of December 31, 2015. Net charge-offs increased to 0.32% of average loans in 2016 versus 0.30% in 2015. Our ALLL to nonperforming loans coverage ratio improved to 118% at December 31, 2016 compared with 115% as of December 31, 2015. We believe the high quality of our loan portfolio provides us with capacity to seek to prudently add more attractive, higher yielding risk-adjusted returns while still maintaining appropriate risk discipline and solid asset quality.

•
Commitment to Communities: Community involvement is one of our principal values and we strive to contribute to a better quality of life by serving the communities across our footprint through employee volunteer efforts, a foundation that funds a range of non-profit organizations and executives who provide board leadership to community organizations. These efforts contribute to a culture that seeks to promote positive employee morale and provide differentiated brand awareness in the community relative to peer banks, while also making a positive difference within the communities we serve. Employees gave more than 89,000 volunteer hours in 2016 and also served on more than 550 community boards and committees across our footprint. We believe our strong commitment to our communities provides a competitive advantage by strengthening customer relationships and increasing loyalty.

(1) According to Thomson Reuters.
(2) Peer group comprises BBT, CMA, FITB, KEY, MTB, PNC, RF, STI and USB.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Business Strategy
Our objective is to be a top-performing bank that delivers value for each of our stakeholders by offering the best possible banking experience for customers. We plan to achieve this by leveraging our strong customer relationships, leading market share rankings in attractive markets, customer-centric colleagues and our high-quality balance sheet.
Our strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability. As a core measure of success, our medium-term financial targets include a ROTCE ratio of greater than 10% and an efficiency ratio in the 60% range. Our financial targets are based on numerous assumptions, including the yield curve evolving consistent with market-implied forward rates and macroeconomic and competitive conditions that are consistent with those used in our planning assumptions.
While our strategic plan and our ROTCE target and its components are presented with numerical specificity and we believe such targets to be reasonable, given the uncertainties surrounding our assumptions, there are significant risks that these assumptions may not be realized and thus our goals may not be achieved. Accordingly, our actual results may differ from these targets and the differences may be material and adverse, particularly if actual events adversely differ from one or more of our key assumptions. We caution investors not to place undue reliance on any of these assumptions or targets.
We intend to deliver on our strategy by adhering to the following strategic principles:

•
Offer customers a differentiated experience through the quality of our colleagues, segment-based value propositions, innovative products and services, and foster a culture around customer-centricity, commitment to excellence, leadership, teamwork and integrity.

•
Build a great brand that invokes trust from customers and reinforces our value proposition of being “Simple. Clear. Personal.” for Consumer customers and providing solutions-oriented thought leadership to Commercial clients.

•	Deliver attractive risk-adjusted returns by making good capital and resource allocation decisions, being good stewards of our resources, and rigorously evaluating our execution.

•	Operate with a strong balance sheet with regard to capital, liquidity and funding, coupled with a well-defined and prudent risk appetite.

•	Target a balanced business mix between Commercial Banking and Consumer Banking.

•	Position the bank as a ‘community leader’ that makes a positive impact on the communities and local economies we serve.
In order to execute on these principles successfully, we have developed the following strategic priorities, each of which are underpinned by a series of initiatives as summarized below. We continue to make solid progress on our strategic priorities from our initial public offering, but continually re-evaluate them to ensure we maintain a strong value proposition consistent with changing customer preferences and market trends.
Position Consumer Banking to deliver improved capabilities and profitability: Consumer Banking focus is on building strong customer relationships along with a robust product portfolio that is designed to be simple and easy to understand while creating a fair value exchange for our customers and offers a “Simple. Clear. Personal.” value proposition to our customers. While we continue to offer a broad range of banking services for our mass consumer customer base, we have tightened our focus on the Mass Affluent and Affluent customer segments by offering tailored products, services and advice with fewer fees and better rates. This strategy will help us attract, retain and deepen these customer relationships. The following initiatives are being implemented to execute against our strategy:

•
Re-energize household growth and deepen relationships— We strive to grow and deepen existing customer relationships by delivering a differentiated customer experience and using an advice, needs-based approach. We will accomplish this by combining analytics and targeting capabilities with customized product and service offerings to attract, retain and deepen customer relationships. We believe this approach will enable us to win, retain and expand customer relationships, as well as increase share of wallet penetration. We will continue to invest in our digital channels (e.g., online, mobile, ATM) and capabilities as well as our distribution network by optimizing branches and introducing more efficient, consultative formats, and through our “Citizens Checkup” needs-based approach.

•
Expand and enhance Wealth Management— We view our wealth management business as an opportunity for continued growth and as vital to deepening the customer relationship and improving fee income generation. This strategy involves expanding and strengthening our integrated advisory model, enhancing our product suite and services, and digital advice capabilities to better meet Mass Affluent and Affluent customer needs.

•
Build a strong Residential Mortgage business— Recognizing the critical importance of the mortgage product to the customer experience and relationship, we are continuing to build out our mortgage team and platform to achieve a solid market share position and generate consistent origination volumes. We are focused on improving fulfillment operations

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

and efficiency, increasing our origination mix of conforming loans, driving further linkages with the core retail bank for both mortgage referrals and benefits for our wealth management business.

•
Drive growth in Student Lending and installment loans— We have identified the underserved private student lending market as an attractive source of risk-adjusted revenue growth. We continue to demonstrate strong growth in student lending with a unique education refinance product that serves a critical borrower need. Through installment partnerships with Apple and others, in addition to introducing new products, we have enhanced our focus on unsecured lending to be more aligned with peers.

•
Invest in and grow Business Banking— We have recognized that strengthening efforts in the small business market is critical to grow profitable relationships and drive scalable growth of the franchise. We view this as an important source for loans, deposits, cash management, and other fee revenue.

•
Optimize indirect Auto business— Our auto business supports diversification of revenue generation outside of our traditional retail distribution channels. We predominantly target prime borrowers and continue to enhance our pricing and rationalize our dealer base to optimize returns and moderate growth in this business line.

These initiatives have already resulted in a stronger Consumer franchise in 2016 highlighted by prudent balance sheet growth and improved returns. Consumer Banking average loans and leases including loans held for sale of $55.1 billion in 2016 grew $3.6 billion, or 7%, from 2015. Consumer Banking average deposits of $72.0 billion in 2016 increased $2.3 billion, or 3% from 2015. Return on tangible common equity improved by 115 basis points from 5.53% in 2015 to 6.68% in 2016.
Continue the momentum in Commercial Banking: Our Commercial Banking vision is to be the “lead bank” for our customers. We will accomplish this by employing great bankers and specialized industry experts that demonstrate thought leadership, enhancing delivery to our customers by optimizing our coverage model and bringing more client solutions through product and industry-based solutions, and enhancing our tools to support our front-line bankers. We continue to see further build-out of the Commercial Banking business as critical to achieving a balanced business mix, and consequently have grown the contribution of Commercial loans to be 45% of operating segment loans. The initiatives below have enabled Commercial Banking to continue its positive momentum while building upon existing strengths.

•
Strengthen Middle Market— We continue to build on our strong core relationships and capabilities in the middle market space. In 2016, we began utilizing more advanced analytics and disciplined sales processes to attract new customers and deepen our customer relationships.

•
Build out Mid-corporate and Industry Verticals— We continue to build capabilities nationally in the Mid-corporate and Industry Verticals space, each of which is focused on serving larger, mostly public clients with annual revenue of more than $500 million. This geographic expansion has been selective and in markets where our established expertise and product capabilities can be relevant. We have focused our growth on specialty verticals where we can leverage industry expertise (e.g., Healthcare, Technology, Oil and Gas).

•
Development of Capital and Global Markets— We are building upon our strong customer relationships and strengthening our capabilities in order to provide comprehensive solutions and advisory services to meet client needs, by improving our capabilities with respect to improved institutional sales, loan trading desk, fixed income and advisory broker-dealer activities.

•
Build out Treasury Solutions— We continue to make investments in our Treasury Solutions platform, products, and customer-facing talent to better meet client needs. We are focused on attracting new customers and deepening client relationships by refining segmentation strategies to capture more Middle Market and Mid-corporate clients, providing differentiated product offerings for our Franchise Finance and CRE customers, and deploying analytical tools to help our bankers.

•
Leverage Franchise Finance and Capabilities— We are a top provider of capital to leading franchisees from concepts including McDonald’s, Taco Bell, Dunkin’ Donuts, Buffalo Wild Wings, Wendy’s and Applebee’s. We are also broadening our target market to focus on regional restaurant operating companies and gas station and convenience stores.

•
Optimize Commercial Real Estate— We continue to prudently grow the portfolio and have introduced selective product expansion through partnerships, including building a long-term permanent financing capability, to help address developers’ needs. We continue to deepen client penetration with top developers in core geographies, while moderating growth in a number of select areas.

•
Reposition Asset Finance— We continue to re-position our business model to more effectively serve our core Middle Market and Mid-corporate clients by delivering tailored financing solutions and the capability to finance leases and loans. We focus on industries and collaterals where we have expertise including trucking, rail, construction and renewable

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

energy. These moves are designed to improve returns, while focusing on areas where we have demonstrated a strong balance of risk and returns.
The Commercial Banking business has continued to display solid financial results and executed well on these initiatives. Commercial Banking average loans and leases including loans held for sale of $45.9 billion, grew $4.3 billion or 10% from 2015. Commercial Banking average deposits of $26.8 billion in 2016 increased $3.3 billion, or 14%, from 2015. Return on tangible common equity remained strong at 12.44%, an increase of 3 basis points from 2015.
Grow the balance sheet to build scale and better leverage our cost base and infrastructure: We have a scalable operating platform that has the capacity to accommodate a significantly larger balance sheet than our current size. Prior to the global financial crisis, we had expanded to nearly $170 billion in assets which was then intentionally contracted in order to reposition the bank and strengthen our business profile through the run off of non-core assets and reduced dependency on wholesale funding. We continue to prudently grow the balance sheet primarily through organic loan growth and selective portfolio purchases:

•	Total assets increased $11.3 billion to $149.5 billion at December 31, 2016, or 8%, compared to December 31, 2015;

•
Loans and leases (excluding loans and leases held for sale) increased by $8.6 billion, or 9%, from December 31, 2015, reflecting a $5.4 billion increase in commercial and a $3.2 billion increase in retail loans;

•	Total deposits increased $7.3 billion, or 7%, compared with December 31, 2015, driven by growth in checking with interest, term deposits, and money market products; and

•
Balance sheet expansion is critical to executing on our strategic priority of enhancing our return profile and efficiency by better leveraging our existing capital position, infrastructure and expense base.

Develop a high-performing, customer-centric organization and culture: In the midst of an evolving and challenging business environment, we are focused on delivering the best possible banking experience through our colleagues. As such, we strive to ensure that managers and colleagues are customer centric, have a commitment to excellence and live our values and credo every day. To further strengthen the organization’s health, we have embarked on initiatives focused on recruiting, talent management, succession planning, leadership development, organizational structure and incentives. We measure progress through an annual Organizational Health Index (“OHI”) and showed significant improvement in 2016 compared to 2015.
Continue to embed risk management throughout the organization and build strong relationships with regulators: We remain committed to embedding a comprehensive enterprise risk management program across key management areas. We continued to refine our capabilities by fully developing policies and risk appetite frameworks and standards, clearly articulating roles and responsibilities across all lines of defense, and enabling a culture that reinforces and rewards risk-based behaviors as we continue to enhance our regulatory relationships.
Focus on Improved Efficiency and Disciplined Expense Management: We believe that continued focus on operational efficiency is critical to our profitability and ability to reinvest in the franchise. We launched the first Tapping our Potential (“TOP”) initiative in late 2014 which was designed to improve the effectiveness, efficiency and competitiveness of the franchise. As part of our continuous improvement efforts, we launched TOP II in mid-2015, which delivered a $105 million pre-tax benefit in 2016. In mid-2016, we began executing on the third phase of efficiency improvements as part of TOP III, which is targeted to achieve a run-rate pre-tax benefit of $100 million to $115 million by the end of 2017.
Modernize technology and operational models to improve delivery, agility and speed-to-market: Modernizing our technology environment has been a key focus so that we can accelerate our speed-to-market and take advantage of technology opportunities in the marketplace. We have prioritized technology investments that provide for open architecture and emphasize cloud computing to help drive technology efficiencies and enhance our risk management culture, including enabling security tools to help maintain a strong defense against cyber-attacks and ways of working that facilitate faster delivery across our technology projects. We are also focused on FinTech partnerships that help deliver differentiated digital experiences for our customers.
2016 Financial performance: Our strategic initiatives are focused on the fundamentals of growing customers, relationships, loans, deposits, total revenue and overall profitability. While the above priorities are designed to enhance performance during the long term, successful execution to date has resulted in improved financial performance in 2016, as highlighted below:

•
Net income of $1.0 billion in 2016, up $205 million, or 24%, versus 2015 net income of $840 million; 2016 included the impact of $31 million of pre-tax restructuring charges and special items. 2016 net income increased $50 million after-tax tied to the change in net restructuring charges, special items and notable items;

•
Net interest margin of 2.86% in 2016 was up 11 basis points from 2015 due to earning asset growth and improved loan yield mix, partially offset by a reduction in investment portfolio yields and higher borrowing costs;

•	Credit quality remained largely stable with net charge-offs increasing modestly to 0.32% of average loans in 2016 compared to 0.30% of average loans in 2015; and

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•
ROTCE of 7.74% in 2016 increased 129 basis points from 6.45% in 2015. Adjusted ROTCE (excluding restructuring charges, special items and notable items) of 7.60% in 2016 increased 91 basis points from 6.69% in 2015.

ROTCE is a key performance metric and adjusted ROTCE is a non-GAAP financial measure. For more information on the computation of non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Components of Operations and Key Performance Metrics Used by Management — Key Performance Metrics and Non-GAAP Financial Measures” in Part II, Item 7, included in this report.
Competition
The financial services industry is highly competitive. Our branch footprint is in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve broader, national markets. Within those markets we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies and money market funds. Some of our larger competitors may make available to their customers a broader array of product, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions to provide services previously limited to commercial banks has also intensified competition.
In Consumer Banking, the industry has become increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted through telephone, online and mobile channels. In addition, technology has lowered barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial services in our footprint, despite not having a physical presence within our footprint. Given their lower cost structure, these institutions are often able to offer higher rates on deposit products than what may be average for the market for retail banking institutions with a traditional branch footprint, such as us. The primary factors driving competition for loans and deposits are interest rates, fees charged, customer service levels, convenience, including branch location and hours of operation, and the range of products and services offered. In particular, competition for home equity lines and auto loans has intensified, resulting in pressure on pricing.
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
Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks, trade names and logos are important to the success of our business. We own and license a variety of trademarks, service marks, trade names, logos and pending registrations and are spending significant resources to develop our stand-alone brands. In connection with our initial public offering, we entered into a trademark license agreement, pursuant to which we were granted a limited license to use the RBS daisywheel trademark for an initial term of five years and, at our option, up to ten years.
Information Technology Systems
We continue to make significant investments in our information technology systems for our banking, lending and cash management activities. Investment is necessary to offer new products and improve our overall customer experience, as well as to provide scale for future growth and acquisitions. The technology investments include replacing systems that support our branch tellers, commercial loans, automobile loans and treasury solutions. Additional investments that are in process include creating an enterprise data warehouse to capture and manage data to better understand our customers, identify our capital requirements and support regulatory reporting and a new mortgage system for our home lending solutions business.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws. These laws and regulations cover all aspects of our business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel. These laws and regulations are intended primarily for the protection of depositors, the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries. Changes in applicable law or regulation, and in their interpretation and

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
As described in more detail below, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its implementing regulations significantly restructured the financial regulatory regime in the United States and enhanced supervision and prudential standards for large bank holding companies. The implications of the Dodd-Frank Act for our businesses depend to a large extent on the manner in which its implementing regulations continue to be established and interpreted by the primary U.S. financial regulatory agencies - the FRB, the FDIC, the OCC, the SEC and the Commodity Futures Trading Commission (“CFTC”). Certain aspects of the Dodd-Frank Act remain subject to further rulemaking, take effect over various transition periods, or contain other elements that make it difficult to precisely anticipate their full impact. Recent political developments, including the change in administration in the U.S., have added additional uncertainty to the implementation, scope and timing of regulatory reforms.
Overview
We are a bank holding company under the Bank Holding Company Act of 1956 (“Bank Holding Company Act”). We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization, and the primary regulator of our broker-dealer subsidiary, the SEC, directly regulates the activities of that subsidiary, with the FRB exercising a supervisory role. The Dodd-Frank Act amendments to the Bank Holding Company Act require the FRB to examine the activities of non-depository institution subsidiaries of bank holding companies (that are not functionally regulated) that are engaged in depository institution-permissible activities and provides the FRB with back-up examination and enforcement authority for such activities. The FRB also has the authority to require reports of and examine any holding company subsidiary.
Our principal bank subsidiary, CBNA, is a national banking association. As such, it is subject to regulation, examination and supervision by the OCC as its primary federal regulator and by the FDIC as the insurer of its deposits.
CBPA is a Pennsylvania-chartered savings bank. Accordingly, it is subject to supervision by the Department of Banking of the Commonwealth of Pennsylvania (the “PA Banking Department”), as its chartering agency, and regulation, supervision and examination by the FDIC as the primary federal regulator of state-chartered savings banks and as the insurer of its deposits.
The federal and state banking regulators are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. These banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal law govern the activities in which CBNA and CBPA engage, including the investments each makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect their operations. CBNA and CBPA also are affected by the actions of the FRB as it implements monetary policy.
In addition, CBNA and CBPA are subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to, among other things, regulate the offering and provision of consumer financial products by depository institutions with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act.
Financial Regulatory Reform
The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, regulation of derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage-lending practices. Moreover, as a general matter, the federal banking regulators (the FRB, the OCC and the FDIC) as well as the CFPB have taken a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities, including with respect to enforcement matters. Our two banking subsidiaries and our products and services have been subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations in recent years.
Sections 165 and 166 of the Dodd-Frank Act direct the FRB to establish enhanced prudential standards and early remediation requirements applicable to large financial institutions with total consolidated assets of $50 billion or more. The FRB has adopted final rules implementing three aspects of Sections 165 and 166 - liquidity requirements, stress testing of capital, and overall risk management requirements. The final rules’ liquidity requirements are described below under “—Liquidity Standards” and their stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements”.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Section 165 of the Dodd-Frank Act also requires bank holding companies with total consolidated assets of $50 billion or more to submit resolution plans to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets, such as CBNA. We submitted our most recent resolution plan to the FRB and FDIC in December 2016; CBNA submitted its most recent resolution plan to the FDIC in December 2015. If the FRB and the FDIC determine that these plans are not credible and we do not cure the deficiencies, the FRB and the FDIC may impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations.
The FRB has not yet adopted final rules implementing two key requirements of Section 165 and 166 - single counterparty credit limits (“SCCL”) and early remediation requirements. In March 2016 the FRB issued a re-proposal of its SCCL rules, initially published for comment in 2014. As re-proposed, we and our controlled entities would be prohibited from having an aggregate net credit exposure to any counterparty (as broadly defined in the proposed rule to include certain related entities to the entity that is the direct obligor) exceeding 25% of our tier 1 capital. The SCCL rules, when finalized, may affect our ability to enter into transactions, including as hedges for other exposures, with other financial institutions.
The Basel III rules, summarized briefly below, have impacted our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the Basel III rules raised the required minimums for certain capital ratios, added a common equity ratio, included capital buffers, and restricted what constitutes capital. The capital and risk weighting requirements became effective for us on January 1, 2015.
Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
Financial Holding Company Regulation
The Bank Holding Company Act generally restricts bank holding companies from engaging in business activities other than (i) banking, managing or controlling banks, (ii) furnishing services to or performing services for subsidiaries and (iii) activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. For so long as they continue to meet the eligibility requirements for financial holding company status, financial holding companies may engage in a broader range of activities, including, among other things, securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. In addition, a financial holding company may conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.
As noted above, we have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and all of its insured depository institution subsidiaries must remain well capitalized and well managed (as described below under “Federal Deposit Insurance Act”), and maintain a CRA rating of at least “Satisfactory.” If a financial holding company ceases to meet these requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company, may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith, and may result in the bank holding company losing financial holding company status. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, the FRB may require the financial holding company to divest its subsidiary depository institutions or to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
Currently under the Bank Holding Company Act, we may not be able to engage in certain categories of new activities or acquire shares or control of other companies other than in connection with internal reorganizations.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Financial Subsidiary Compliance Requirements
A financial subsidiary of a national bank is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. On March 13, 2014, the OCC determined that CBNA no longer met the conditions to own a financial subsidiary - namely that CBNA must be both well capitalized and well managed. CBNA entered into an agreement with the OCC pursuant to which it developed and submitted to the OCC a remediation plan setting forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary. CBNA has completed its undertakings under the plan, which have been validated by our internal audit team and submitted to the OCC for review and approval. However, until the plan has been approved by the OCC, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.
Our bank subsidiaries are also making improvements to their compliance management systems, fair lending compliance, risk management, identity theft and debt cancellation add-on product practices, overdraft fees and deposit reconciliation practices, mortgage servicing, third-party payment processor activities, oversight of third-party providers, consumer compliance program, policies, procedures and training, information security, and consumer complaints process in order to address deficiencies in those areas. These efforts require us to make investments in additional resources and systems and also require a significant commitment of managerial time and attention.
We are also required to make improvements to our overall compliance and operational risk management programs and practices to comply with enhanced supervisory requirements and expectations and to address weaknesses in retail credit risk management, liquidity risk management, model risk management, outsourcing and vendor risk management and related oversight and monitoring practices and tools.
Capital
We must comply with the FRB’s capital adequacy rules. CBNA and CBPA must comply with similar capital adequacy rules of the OCC and FDIC, respectively. The capital adequacy rules of all three agencies are based on the Basel III framework. For more detail on our regulatory capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” in Part II, Item 7, included in this report.
Prior to January 1, 2015, the risk-based capital standards applicable to us and our bank subsidiaries (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final capital rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III-based U.S. final rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Parent Company, CBNA and CBPA, as compared to the general risk-based capital rules. The U.S. Basel III final rules became effective for the Parent Company, CBNA and CBPA on January 1, 2015 (subject to a phase-in period for certain provisions).
The U.S. Basel III final rules, among other things, (i) introduced a new capital measure called common equity tier 1 capital, or “CET1 capital”, (ii) specified that tier 1 capital consists of CET1 capital and “Additional tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the U.S. Basel III final rules, the minimum capital ratios are:
•4.5% CET1 capital to risk-weighted assets;
•6.0% tier 1 capital (that is, CET1 capital plus Additional tier 1 capital) to risk-weighted assets;
•8.0% Total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and

•	4.0% tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The U.S. Basel III final rules also introduced a new capital conservation buffer (“CCB”), composed entirely of CET1 capital, on top of three minimum risk-weighted asset ratios. Under existing rules, the CCB when fully phased-in on January 1, 2019 will be 2.5%. Banking institutions with a ratio of CET1 capital, tier 1 capital or Total capital to risk-weighted assets below the effective minimum once the CCB is taken into account (that is, 7.0%, 8.5% and 10.5% for the three ratios, respectively, once the CCB is fully-phased in) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation based on the amount of the shortfall. The implementation of the CCB began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until the buffer reaches its fully

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

phased in level of 2.5% on January 1, 2019. For more details see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” in Part II, Item 7, included in this report.
We are also subject to the FRB's risk-based capital requirements for market risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Market Risk Regulatory Capital” in Part II, Item 7, included in this report for further discussion.
The U.S. Basel III final rules also provided for a number of deductions from, and adjustments to, CET1 capital. For example, these include the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items, in the aggregate, exceed 15% of CET1 capital. Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and is being phased-in over a four-year period (beginning at 40% on January 1, 2015 and adding an additional 20% in each year thereafter).
The U.S. Basel III final rules prescribed a new standardized approach for risk weightings of assets that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. These categories generally range from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and result in higher risk weights for a variety of asset categories.
With respect to CBNA and CBPA, the U.S. Basel III final rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below in “Federal Deposit Insurance Act.”
Liquidity Standards
Historically, the FRB evaluated our liquidity as part of the supervisory process, without required formulaic measures. Liquidity risk management and supervision have become increasingly important since the 2008 financial crisis. In September 2014, the FRB, OCC and FDIC issued a final rule to implement the Basel III-based U.S. LCR, which is a quantitative liquidity metric designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. The LCR rule, as adopted, applies in its most comprehensive form only to advanced approaches bank holding companies (that is, those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures) and depository institutions subsidiaries of such bank holding companies and, in a modified form, to bank holding companies having $50 billion or more in total consolidated assets but less than the thresholds for the advanced approaches. The U.S. LCR differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, and a shorter phase-in schedule that began on January 1, 2015. As of January 1, 2017, the rule has been fully phased in. The modified LCR requires us to maintain a ratio of high-quality liquid assets to 70% of net cash outflows (compared to 100% in the comprehensive LCR for advanced approaches bank holding companies). At December 31, 2016, our LCR on the modified basis was above the minimum requirement.
As a modified LCR company, we are required to calculate our LCR on a monthly basis. If a covered company fails to meet the minimum required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the FRB issued a final rule that requires bank holding companies to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of our LCR beginning for modified LCR bank holding companies on October 1, 2018.
The Basel III framework also included a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations. Under the proposed rule, the most stringent requirements would apply to advanced approaches bank holding companies, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”). Bank holding companies with more than $50 billion but that are not advanced approaches bank holding companies would be subject to a modified NSFR requirement which would require such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis. Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. If implemented as proposed, the NSFR rule would take effect on January 1, 2018. We continue to evaluate the potential effects of this proposal on our operations.
Finally, per the liquidity rules included in the FRB’s enhanced prudential standards adopted pursuant to Section 165 of the Dodd-Frank Act (referred to above under “—Financial Regulatory Reform”) we are required to maintain a buffer of highly liquid assets based on projected funding needs for 30 days. The liquidity buffer is in addition to the federal banking regulators’ LCR rule and is described by the FRB as being “complementary” to the LCR and NSFR.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

     Capital Planning and Stress Testing Requirements
Bank holding companies with $50 billion or more in total consolidated assets are required to develop and maintain a capital plan, and to submit the capital plan to the FRB for review under its CCAR process. CCAR is designed to evaluate the capital adequacy, capital adequacy process and planned capital distributions, such as dividend payments and common stock repurchases, of a bank holding company subject to CCAR. As part of CCAR, the FRB evaluates whether a bank holding company has sufficient capital to continue operations under various hypothetical scenarios of economic and financial market stress (both bank holding company- and FRB- developed, including an “adverse” and “severely adverse” stress scenario developed by the Federal Reserve). The FRB will also evaluate whether the bank holding company has robust, forward-looking capital planning processes that account for its unique risks.
The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan, or January 1, 2017 for the capital plans required to be filed on or before April 5, 2017). Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the FRB. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the FRB’s non-objection to our capital plan under quantitative tests requiring that we demonstrate that we will continue to meet all minimum capital requirements applicable to us over the nine-quarter planning horizon under all applicable scenarios. For capital plans in CCAR submissions before the April 5, 2017 submission, the FRB was able to object to the capital plan of any bank holding company subject to CCAR under quantitative tests as well as qualitative tests (such as concerns with the assumptions, analysis or methodologies of the capital plan).
The FRB recently amended its capital plan rule to eliminate its ability to object to the capital plan of a “large and noncomplex” bank holding company (that is, one that has less than $250 billion in total consolidated assets, less than $75 billion in nonbank assets, and that is not classified as a global systemically important bank holding company under the FRB’s capital rules) on qualitative grounds. However, the FRB will incorporate an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning.
Should the FRB object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions that the FRB has indicated its non-objection to in writing. Participating firms are required to submit their capital plans and stress testing results to the FRB on or before April 5th of each year, and the FRB will publish the results of its supervisory CCAR review of submitted capital plans by June 30th of each year. In addition, the FRB will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the FRB’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.
The FRB’s capital planning and stress testing rules generally limit our ability to make quarterly capital distributions-that is, dividends and share repurchases-if the amount of our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we had indicated in our submitted capital plan as to which we receive a non-objection from the FRB. Due to the importance and intensity of the stress tests and the CCAR process, we have dedicated significant resources to comply with stress testing and capital planning requirements and expect to continue to do so in the future.
Standards for Safety and Soundness
The FDIA requires the FRB, OCC and FDIC to prescribe operational and managerial standards for all insured depository institutions, including CBNA and CBPA. The agencies have adopted regulations and interagency guidelines which set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If, after being notified to submit a compliance plan, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “Federal Deposit Insurance Act” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
CBPA is also subject to supervision by the PA Banking Department. The PA Banking Department may order any Pennsylvania-chartered savings bank to discontinue any violation of law or unsafe or unsound business practice. It may also order the termination of any trustee, officer, attorney or employee of a savings bank engaged in objectionable activity.
Federal Deposit Insurance Act
The FDIA requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, as described above in “Capital.” The FDIA sets forth

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized, with the actions becoming more restrictive and punitive the lower the institution’s capital category. A depository institution’s capital category will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation, and the severity of mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Under existing rules, an institution that is not an advanced approaches institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a tier 1 leverage ratio of at least 5%.
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a Total capital ratio of at least 10%. As described above under “—Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status.
As of December 31, 2016, the Parent Company, CBNA and CBPA were well-capitalized.
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
Deposit Insurance
The FDIA requires CBNA and CBPA to pay deposit insurance assessments. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings, as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. As of July 1, 2016, for large institutions the initial base assessment rate ranges from 3 to 30 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the Deposit Insurance Fund (“DIF”). In March 2016, the FDIC issued a final rule that imposes on insured depository institutions with at least $10 billion in assets, including CBNA and CBPA, a surcharge of 4.5 basis points per annum until the earlier of the quarter that the DIF reaches the required reserve ratio of 1.35% and December 31, 2018, which the FDIC estimates will take approximately two years. Under the rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on larger depository institutions, including CBNA and CBPA, in the first quarter of 2019 to be collected on June 30, 2019. The rule has resulted in higher deposit insurance assessments for both CBNA and CBPA.
Under the FDIA, banks may also be held liable by the FDIC for certain losses incurred, or reasonably expected to be incurred, by the DIF. Either CBNA or CBPA may be liable for losses caused by the other’s default and also may be liable for any assistance provided by the FDIC to the other if in danger of default.
Dividends
Various federal and statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.
Our payment of dividends to our stockholders is subject to the oversight of the FRB. In particular, the dividend policies and share repurchases of a large bank holding company are reviewed by the FRB based on capital plans submitted as part of the CCAR process and stress tests as submitted by the bank holding company, as discussed above, and will be assessed against, among other things, the bank holding company’s ability to achieve the required capital ratios under the Basel III- based U.S. revised capital rules as they are phased in by U.S. regulators. In addition to other limitations, our ability to make any capital distributions (including

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

dividends and share repurchases) is contingent on the FRB’s non-objection to such planned distributions included in our submitted capital plan. See “Capital” and “Capital Planning and Stress Testing Requirements” above.
Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. Under Pennsylvania law, CBPA may declare and pay dividends only out of accumulated net earnings and only if (i) any required transfer to surplus has been made prior to declaration of the dividend and (ii) payment of the dividend will not reduce surplus.
Support of Subsidiary Banks
Under Section 616 of the Dodd-Frank Act, which codifies the FRB’s long-standing “source of strength” doctrine, we must serve as a source of financial and managerial strength for our depository institution subsidiaries. The statute defines “source of financial strength” as the ability to provide financial assistance in the event of the financial distress at the insured depository institution. The FRB may require that we provide such support at times even when we may not have the financial resources to do so, or when doing so may not serve our interests or those of our shareholders or creditors. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and related FRB rules, including its Regulation W, restrict our bank subsidiaries from extending credit to, or engaging in certain other transactions with, us and our non-bank subsidiaries. These restrictions place limits on certain specified “covered transactions” between these subsidiary banks and their affiliates, which must be limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of these limitations, in particular, by including within its scope derivative transactions by and between CBNA or CBPA or their subsidiaries and the Parent Company or its other subsidiaries. The Federal Reserve enforces these restrictions and we are audited for compliance.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act, both subject to certain limited exceptions. The statutory provision is commonly called the “Volcker Rule.” In December 2013, the FRB, OCC, FDIC, the SEC and the CFTC issued final rules to implement the Volcker Rule, which became effective in July 2015. The

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

final rules also require that large bank holding companies design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention.
Consumer Financial Protection Regulations
The retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers and promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Debt Collection Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Service Members Civil Relief Act, the Expected Funds Availability Act, the Right to Financial Privacy Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their respective federal regulations and state law counterparts.
In addition to these federal laws and regulations, the guidance and interpretations of the various federal agencies charged with the responsibility of implementing such regulations also influences loan and deposit operations.
The CFPB has broad rulemaking, supervisory, examination and enforcement authority over various consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and standards that are more stringent than those adopted at the federal level and in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
The CFPB has finalized a number of significant rules which will impact nearly every aspect of the life cycle of a residential mortgage. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “ability to repay” standard and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for “higher priced mortgage loans” for a longer period of time. We are continuing to analyze the impact that such rules have on our business.
In addition, we and our banking subsidiaries are currently subject to consent orders issued in 2015 by certain of our regulators in connection with past deposit reconciliation and billing practices, under which the applicable regulators have provided non-objections to, among other things, restitution plans for affected customers. All financial penalties associated with these regulatory enforcement matters have been paid, and substantially all remediation related to such legacy matters was resolved as of December 31, 2016.
Protection of Customer Personal Information and Cybersecurity
The privacy provisions of GLBA generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to opt-out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes. Both the Fair Credit Reporting Act and Regulation V, issued by the FRB, govern the use and provision of information to consumer reporting agencies.
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see “Risk Factors” in Part I, Item 1A, included in this report.
In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

dependency management; and (5) incident response, cyber resilience, and situational awareness. We will continue to monitor any developments related to this proposed rulemaking.
Community Reinvestment Act Requirements
The CRA requires banking regulators to evaluate us and our banking subsidiaries in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s assessment of the institution’s record is made available to the public. These evaluations are also considered in evaluating mergers, acquisitions and applications to open a branch or facility and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. We received a rating of “satisfactory” in our most-recent CRA evaluation.
Compensation
Our compensation practices are subject to oversight by the FRB. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.
During the second quarter of 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Parent Company and CBNA). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions the proposed revised rules would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed rules), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
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
The USA PATRIOT Act also provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) promulgating rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) requiring reports by non-financial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) for transactions exceeding $10,000; and (iv) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain or manage private

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
In 2014, FinCEN, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and bank secrecy act legislation, proposed a rule that would require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. In May 2016, FinCEN issued its final rules with respect to customer due diligence requirements, and financial institutions that are subject to these final rules are required to comply by May 2018. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. We are responsible for, among other things, blocking accounts of and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.
Regulation of Broker-Dealers
Our subsidiary CCMI is a registered broker-dealer with the SEC and, as a result, is subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
     Heightened Risk Governance Standards
In September 2014, the OCC finalized guidelines that establish heightened governance standards for large national banks with average total consolidated assets of $50 billion or more, including CBNA. The guidelines set forth minimum standards for the design and implementation of a bank’s risk governance framework, and minimum standards for oversight of that framework by a bank’s board of directors. The guidelines are an extension of the OCC’s “heightened expectations” for large banks that the OCC began informally communicating to certain banks in 2010. The guidelines are intended to protect the safety and soundness of covered banks and improve bank examiners’ ability to assess compliance with the OCC’s expectations. Under the guidelines, a bank could use certain components of its parent company’s risk governance framework, but the framework must ensure that the bank’s risk profile is easily distinguished and separate from the parent for risk management and supervisory purposes. A bank’s board of directors is required to have two members who are independent of the bank and parent company management. A bank’s board of directors is responsible for ensuring that the risk governance framework meets the standards in the guidelines, providing active oversight and a credible challenge to management’s recommendations and decisions and ensuring that the parent company decisions do not jeopardize the safety and soundness of the bank.
Anti-Tying Restrictions
Generally, a bank may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property or services from or to that bank or its bank holding company or their subsidiaries or (2) the customer not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Certain foreign transactions are exempt from the general rule.

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

In addition, the Dodd-Frank Act contains provisions that may cause us to reduce the amount of our commercial real estate lending and increase the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act and implementing rules adopted by the U.S. financial services regulators, including the federal banking regulators and the SEC, require, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets.
     Other Regulatory Matters
We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, our and our banking subsidiaries’ respective regulators may advise us or our banking subsidiaries to operate under various restrictions as a prudential matter. We and our subsidiaries have periodically received requests for information from regulatory authorities at the federal and state level, including from state insurance commissions, state attorneys general, federal agencies or law enforcement authorities, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.
In order to remedy certain weaknesses, including weaknesses cited by our regulators, and to meet our significant regulatory and supervisory challenges, we believe we need to continue to make improvements to our processes, systems and controls. We expect to continue to dedicate significant resources and managerial time and attention to and to make significant investments in enhanced processes, systems and controls. This may increase our operational costs and limit our ability to implement aspects of our strategic plan or otherwise pursue certain business opportunities. We also expect to make restitution payments to our banking subsidiaries’ customers, which could be significant, arising from certain customer compliance deficiencies and may be required to pay civil money penalties in connection with certain of these deficiencies. We have established reserves in respect of these future payments, but the amounts that we are ultimately obligated to pay could be in excess of our reserves. Moreover, if we are unsuccessful in remedying these weaknesses and meeting the enhanced supervisory requirements and expectations that apply to us and our banking subsidiaries, we could remain subject to existing restrictions or become subject to additional restrictions on our activities, supervisory actions or public enforcement actions, including the payment of civil money penalties.
 Employees
As of December 31, 2016, we had approximately 17,600 FTEs, which included our approximately 17,200 full-time colleagues, 200 part-time colleagues and approximately 200 positions filled by temporary employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, regulatory and legal risk and strategic and reputational risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” section in Part II, Item 7 included in this report.
You should carefully consider the following risk factors that may affect our business, financial condition and results of operations. Other factors that could affect our business, financial condition and results of operation are discussed in the “Forward-Looking Statements” section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or in this or other reports that we file or furnish with the SEC, that could also adversely affect us.
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
In addition to the four principal elements of our strategic plan, we also anticipate that our ROTCE will be affected by a number of additional factors. We anticipate a benefit to our ROTCE from run off of our non-core portfolio, which we expect will be offset by the negative impact on our ROTCE of some deterioration in the credit environment as it returns to historical levels and a decline in gains on investment securities. We do not control many aspects of these factors (or others) and actual results could differ from our expectations materially, which could impair our ability to achieve our strategic ROTCE goals. See “Business Strategy” in Part I, Item 1 — Business, included in this report for further information.
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
As a result of and in addition to new legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital and liquidity requirements introduced by the U.S. implementation of the Basel III framework (the capital components and the LCR as one of the two key liquidity components which have become effective), the federal banking agencies (the FRB, the OCC and the FDIC), as well as the CFPB, generally are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. We, our two banking subsidiaries and our products and services are all subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.
We also have been required to make improvements to our overall compliance and operational risk management programs and practices in order to comply with enhanced supervisory requirements and expectations and to address weaknesses in retail credit risk management, liquidity risk management, model risk management, outsourcing and vendor risk management and related oversight and monitoring practices and tools. Our and our banking subsidiaries’ consumer compliance program and controls are being enhanced in a variety of areas, including processes relating to fair lending and mortgage servicing and origination. In addition to the foregoing, as part of the supervisory and examination process, from time to time we and our banking subsidiaries may become, and currently are, subject to prudential restrictions on our activities. Similarly, under the Bank Holding Company Act, currently we may not be able to engage in certain categories of new activities or acquire shares or control of other companies other than in connection with internal reorganizations.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

While we have made significant progress in enhancing our compliance and risk programs, if we are unsuccessful in remedying these weaknesses and meeting the enhanced supervisory requirements and expectations that apply to us and our banking subsidiaries, we could remain subject to existing restrictions or become subject to additional restrictions on our activities, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties. Any such actions or restrictions, if and in whatever manner imposed, would likely increase our costs and could limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations. For more information regarding ongoing regulatory actions in which we are involved and certain identified past practices and policies for which we faced formal administrative enforcement actions, see Note 17 “Commitments and Contingencies” and Note 20 “Regulatory Matters” to our audited Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, for further discussion.
A continuation of the current low interest rate environment or subsequent movements in interest rates may have an adverse effect on our profitability.
Net interest income historically has been, and in the near-to-medium term we anticipate that it will remain, a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will likely continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, loan volume and delinquency, and value of our mortgage servicing rights. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
We cannot control or predict with certainty changes in interest rates. Global, national, regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” in Part II, Item 7, included in this report, changes in interest rates still may have an adverse effect on our profitability.
If our ongoing assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
We could fail to attract, retain or motivate highly skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
A cornerstone of our strategic plan involves the hiring of highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors, competitive with our peers. The marketplace for skilled personnel is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or replace a sufficient number of appropriately skilled and key personnel could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
In May 2016, the FRB, other federal banking agencies and the Securities and Exchange Commission jointly published re-proposed rules (originally proposed in April 2011) designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets. Although the re-proposed rules include more stringent requirements, particularly for larger institutions, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

affected, perhaps materially. For a more detailed discussion of these proposed rules, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this report.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access sources of liquidity and the particular sources available to us.
Liquidity risk is the risk that we will not be able to meet our obligations, including funding commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including an over-reliance on a particular source of funding (including, for example, secured FHLB advances), changes in credit ratings or market-wide phenomena such as market dislocation and major disasters. Like many banking groups, our reliance on customer deposits to meet a considerable portion of our funding has grown over recent years, and we continue to seek to increase the proportion of our funding represented by customer deposits. However, these deposits are subject to fluctuation due to certain factors outside our control, such as a loss of confidence by customers in us or in the banking sector generally, increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in a significant outflow of deposits within a short period of time. To the extent there is heightened competition among U.S. banks for retail customer deposits, this competition may increase the cost of procuring new deposits and/or retaining existing deposits, and otherwise negatively affect our ability to grow our deposit base. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our ability to satisfy our liquidity needs.
Maintaining a diverse and appropriate funding strategy for our assets consistent with our wider strategic risk appetite and plan remains challenging, and any tightening of credit markets could have a material adverse impact on us. In particular, there is a risk that corporate and financial institution counterparties may seek to reduce their credit exposures to banks and other financial institutions (for example, reductions in unsecured deposits supplied by these counterparties), which may cause funding from these sources to no longer be available. Under these circumstances, we may need to seek funds from alternative sources, potentially at higher costs than has previously been the case, or may be required to consider disposals of other assets not previously identified for disposal, in order to reduce our funding commitments.
A reduction in our credit ratings, which are based on a number of factors, could have a material adverse effect on our business, financial condition and results of operations.
Credit ratings affect the cost and other terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength. Other factors considered by rating agencies include conditions affecting the financial services industry generally. Any downgrade in our ratings would likely increase our borrowing costs, could limit our access to capital markets, and otherwise adversely affect our business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our securities, including long-term debt, engage in certain longer-term derivatives transactions and retain our customers, particularly corporate customers who may require a minimum rating threshold in order to place funds with us. In addition, under the terms of certain of our derivatives contracts, we may be required to maintain a minimum credit rating or have to post additional collateral or terminate such contracts. Any of these results of a rating downgrade could increase our cost of funding, reduce our liquidity and have adverse effects on our business, financial condition and results of operations.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers, as discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” and “— Market Risk” in Part II, Item 7, included in this report. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system. If any of the foregoing were to occur, it may result in an increase in the level of nonperforming loans and a higher risk exposure for us, which could have a material adverse effect on us.
Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
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
As of December 31, 2016, we had $6.9 billion of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate, substantially slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

necessitate our taking charges in the future related to the impairment of our goodwill.  If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could be material to our operations. For additional information regarding our goodwill impairment testing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in Part II, Item 7, included in this report.
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
The financial services industry, including the banking sector, is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. In addition, new, unexpected technological changes could have a disruptive effect on the way banks offer products and services. We believe our success depends, to a great extent, on our ability to address customer needs by using technology to offer products and services that provide convenience to customers and to create additional efficiencies in our operations. However, we may not be able to, among other things, keep up with the rapid pace of technological changes, effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to compete effectively to attract or retain new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
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
We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.
Information security risks for large financial institutions such as CFG have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. We are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful.

Recently, there has been a series of distributed denial of service attacks on financial services companies, including us. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Generally, these attacks are conducted to interrupt or suspend a company’s access to Internet service. The attacks can adversely affect the performance of a company’s website and in some instances prevent customers from accessing a company’s website. We have implemented certain technology protections such as Customer Profiling and Step-Up Authentication to be in compliance with the FFIEC Authentication in Internet Banking Environment (“AIBE”) guidelines. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These actors may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems. In the event that a cyber-attack is successful, our business, financial condition or results of operations may be adversely affected. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this report.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes and other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Rhode Island and our recovery data center in North Carolina unusable. Although we enhanced our

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

disaster recovery capabilities in 2016 through the completion of the new, out-of-region backup data center in North Carolina, there can be no assurance that our current disaster recovery plans and capabilities will adequately protect us from serious disaster.
An inability to realize the value of our deferred tax assets could adversely affect operating results.
Our net DTAs are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carry-back of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the DTAs are more likely than not to be realized at December 31, 2016 (except for $107 million related to state net operating losses and state tax credits for which a valuation allowance was established). If we were to conclude that a significant portion of the DTAs were not more likely than not to be realized, the required valuation allowance could adversely affect our financial condition and results of operations.
We maintain a significant investment in projects that generate tax credits, which we may not be able to fully utilize, or, if utilized, may be subject to recapture or restructuring.
At December 31, 2016, we maintained an investment of approximately $1.0 billion in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We recognized $70 million in credits for the year ended December 31, 2016. As of December 31, 2016, all tax credits have been utilized to offset taxable income. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Industry
Any deterioration in national economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions could require us to charge off a higher percentage of loans and increase the provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations. For example, our business was significantly affected by the global economic and financial crisis that began in 2008. The falling home prices, increased rate of foreclosure and high levels of unemployment in the United States triggered significant write-downs by us and other financial institutions. These write-downs adversely impacted our financial results in material respects. Although the U.S. economy continues to recover, an interruption or reversal of this recovery would adversely affect the financial services industry and banking sector.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are subject to several capital adequacy and liquidity standards. To the extent that we are unable to meet these standards, our ability to make distributions of capital will be limited and we may be subject to additional supervisory actions and limitations on our activities. See “Regulation and Supervision” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” and “— Liquidity” in Part II, Item 7, included in this report, for further discussion of the regulations to which we are subject.
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
See “Supervision and Regulation” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” in Part II, Item 7, included in this report.
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
In regulatory actions, such as those referred to above, it is inherently difficult to determine whether any loss is probable or whether it is possible to reasonably estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We expect to make significant restitution payments to our banking subsidiaries’ customers arising from certain of the consumer compliance issues and also expect to pay civil money penalties in connection with certain of these issues. Adverse regulatory actions could have a material adverse effect on our business, financial condition and results of operations.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

We are and may be subject to litigation that may have a material impact on our business.
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices and mis-selling of certain products. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we are involved and certain identified past practices and policies for which we could face potential civil litigation, see Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, for further discussion.
The Dodd-Frank Act has changed and will likely continue to substantially change the legal and regulatory framework under which we operate our business.
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, (i) systemic risk, (ii) capital adequacy, (iii) consumer financial protection, (iv) interchange fees, (v) mortgage lending practices, and (vi) regulation of derivatives and securities markets. A significant number of the provisions of the Dodd-Frank Act still require extensive rulemaking and interpretation by regulatory authorities. In several cases, authorities have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and on us will not be known for an extended period of time. See “Regulation and Supervision” in Part I, Item 1 — Business, included in this report, for further discussion of the regulations to which we are subject.

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
The CFPB finalized a number of significant rules that will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “ability to repay” standard and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for “higher priced mortgage loans” for a longer period of time. These new rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. We also expect additional rulemaking affecting our residential mortgage business to be forthcoming. These rules and any other new regulatory requirements promulgated by the CFPB and state regulatory authorities could require changes to our business, in addition to the changes we have been required to make thus far. Such changes would result in increased compliance costs and potential changes to our product offerings, which would have an adverse effect on the revenue derived from such business.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are required to submit annual capital plans to the FRB for review before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock. See “Regulation and Supervision” in Part I, Item 1 — Business, included in this report, for further discussion of the regulations to which we are subject.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Bank Holding Company Act and the Change in Bank Control Act.

CITIZENS FINANCIAL GROUP, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is in Providence, Rhode Island. As of December 31, 2016, we leased approximately 5.5 million square feet of office and retail branch space. Our portfolio of leased space consisted of 3.6 million square feet of retail branch space which spanned eleven states and 1.9 million square feet of non-branch office space. As of December 31, 2016, we owned an additional 623,000 square feet of office and branch space. We operated 81 branches in Rhode Island, 43 in Connecticut, 246 in Massachusetts, 20 in Vermont, 72 in New Hampshire, 142 in New York, 11 in New Jersey, 357 in Pennsylvania, 23 in Delaware, 110 in Ohio and 97 in Michigan. Of these branches, 1,163 were leased and the rest were owned. These properties were used by both the Consumer Banking and Commercial Banking segments. Management believes the terms of the various leases were consistent with market standards and were derived through arm’s-length bargaining. We also believe that our properties are in good operating condition and adequately serve our current business operations. We anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

In 2016, we announced plans to build, and began construction on, a new campus in Johnston, Rhode Island. The three-building complex will bring together approximately 3,000 colleagues from various locations to one, creating greater collaboration and efficiency. In 2017, construction will continue, with completion anticipated in 2018.

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

CITIZENS FINANCIAL GROUP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 8, 2017, our common stock was owned by one holder of record (Cede & Co.) and approximately 106,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” in Part II, Item 7, included in this report. Information regarding restrictions on dividends, as required by this Item, is presented in Note 20 “Regulatory Matters” and Note 26 “Parent Company Only Financials” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, included in this report.
The following graph compares the cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money center and regional banks and thrifts; and a group of other banks that constitute our peer regional banks (BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp) for our performance since September 24, 2014, Citizens’ initial day of trading. The graph assumes $100 invested at the closing price on September 24, 2014 in each of CFG common stock, the S&P 500 index, the BKX and the peer group average and assumes all dividends were reinvested on the date paid. The points on the graph represent the date our shares first began to trade on the NYSE and fiscal quarter-end amounts based on the last trading day in each fiscal quarter.
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

	9/24/2014	9/30/2014	12/31/2014	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
CFG	$100	$101	$108	$116	$93	$89	$111	$161
S&P 500 Index	100	99	104	105	106	109	113	118
KBW BKX Index	100	98	103	103	91	93	102	133
Peer Regional Bank Average	$100	$99	$105	$105	$95	$98	$106	$137

CITIZENS FINANCIAL GROUP, INC.

Issuer Purchase of Equity Securities

Details of the repurchases of our common stock during the three months ended December 31, 2016 are included in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
October 1, 2016 - October 31, 2016	6,270,492	$28.71	6,270,492	$260,000,000
November 1, 2016 - November 30, 2016	—	$—	—	$—
December 1, 2016 - December 31, 2016	—	$—	—	$—
(1) On June 29, 2016, we announced that our 2016 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $690 million for the four-quarter period ending with the second quarter of 2017. This share repurchase plan, which was approved by the Board of Directors at the time of the announcement, allows for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares we repurchased during the fourth quarter 2016 were executed pursuant to an accelerated share repurchase transaction. The timing and exact amount of share repurchases will be consistent with the 2016 Capital Plan and will be subject to various factors, including our capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statement of Operations data for the years ended December 31, 2016, 2015, 2014 and the selected Consolidated Balance Sheet data as of December 31, 2016 and 2015 are derived from our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report. We derived the selected Consolidated Statement of Operations data for the years ended December 31, 2013 and 2012 and the selected Consolidated Balance Sheet data as of December 31, 2014, 2013, and 2012 from our audited Consolidated Financial Statements, not included herein. Our historical results are not necessarily indicative of the results expected for any future period.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our audited Consolidated Financial Statements and the Notes thereto in Part II, Item 8 — Financial Statements and Supplementary Data, both included in this report.

	For the Year Ended December 31,
(dollars in millions, except per-share amounts)	2016	2015	2014	2013 (1)	2012
OPERATING DATA:
Net interest income	$3,758	$3,402	$3,301	$3,058	$3,227
Noninterest income	1,497	1,422	1,678	1,632	1,667
Total revenue	5,255	4,824	4,979	4,690	4,894
Provision for credit losses	369	302	319	479	413
Noninterest expense	3,352	3,259	3,392	7,679	3,457
Income (loss) before income tax expense (benefit)	1,534	1,263	1,268	(3,468)	1,024
Income tax expense (benefit)	489	423	403	(42)	381
Net income (loss)	1,045	840	865	(3,426)	643
Net income (loss) available to common stockholders	1,031	833	865	(3,426)	643
Net income (loss) per average common share - basic (2)	1.97	1.55	1.55	(6.12)	1.15
Net income (loss) per average common share - diluted (2)	1.97	1.55	1.55	(6.12)	1.15
Dividends declared and paid per common share	0.46	0.40	1.43	2.12	0.27
OTHER OPERATING DATA:
Return on average common equity (3)	5.23%	4.30%	4.46%	(15.69%)	2.69%
Return on average tangible common equity (4)	7.74	6.45	6.71	(25.91)	4.86
Return on average total assets (5)	0.73	0.62	0.68	(2.83)	0.50
Return on average total tangible assets (6)	0.76	0.65	0.71	(3.05)	0.55
Efficiency ratio (7)	63.80	67.56	68.12	163.73	70.64
Operating leverage (8)	6.08	0.81	61.99	(126.30)	(5.27)
Net interest margin (9)	2.86	2.75	2.83	2.85	2.89

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
(dollars in millions)	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Total assets	$149,520	$138,208	$132,857	$122,154	$127,053
Loans and leases (10)	107,669	99,042	93,410	85,859	87,248
Allowance for loan and lease losses	1,236	1,216	1,195	1,221	1,255
Total securities	25,610	24,075	24,704	21,274	19,439
Goodwill	6,876	6,876	6,876	6,876	11,311
Total liabilities	129,773	118,562	113,589	102,958	102,924
Total deposits (11)	109,804	102,539	95,707	86,903	95,148
Federal funds purchased and securities sold under agreements to repurchase	1,148	802	4,276	4,791	3,601
Other short-term borrowed funds	3,211	2,630	6,253	2,251	501
Long-term borrowed funds	12,790	9,886	4,642	1,405	694
Total stockholders’ equity	19,747	19,646	19,268	19,196	24,129
OTHER BALANCE SHEET DATA:
Asset Quality Ratios
Allowance for loan and lease losses as a % of total loans and leases	1.15%	1.23%	1.28%	1.42%	1.44%
Allowance for loan and lease losses as a % of nonperforming loans and leases	118	115	109	86	67
Nonperforming loans and leases as a % of total loans and leases	0.97	1.07	1.18	1.65	2.14
Capital Ratios:(12)
CET1 capital ratio (13)	11.2	11.7	12.4	13.5	13.9
Tier 1 capital ratio (14)	11.4	12.0	12.4	13.5	14.2
Total capital ratio (15)	14.0	15.3	15.8	16.1	15.8
Tier 1 leverage ratio (16)	9.9	10.5	10.6	11.6	12.1
(1) Results in 2013 reflect a $4.4 billion pre-tax or $4.1 billion after-tax goodwill impairment, which was recorded within noninterest expense.
(2) Earnings per share information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(3) “Return on average common equity” is defined as net income (loss) available to common stockholders divided by average common equity. Average common equity represents average total stockholders’ equity less average preferred stock.
(4) “Return on average tangible common equity” is defined as net income (loss) available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles. Average common equity represents average total stockholders’ equity less average preferred stock.
(5) “Return on average total assets” is defined as net income (loss) divided by average total assets.
(6) “Return on average total tangible assets” is defined as net income (loss) divided by average total assets excluding average goodwill (net of related deferred tax liability) and average other intangibles.
(7) “Efficiency ratio is defined as the ratio of our total noninterest expense to the sum of net interest income and total noninterest income.
(8) “Operating leverage represents the year-over-year percent change in total revenue, less the year-over-year percent change in noninterest expense. For the purpose of the 2012 calculation, 2011 total revenue was $5.0 billion and noninterest expense was $3.4 billion.
(9) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(10) Excludes loans held for sale of $625 million, $365 million, $281 million, $1.3 billion and $646 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(11) Excludes deposits held for sale of $5.3 billion as of December 31, 2013.
(12) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of December 31, 2016 and December 31, 2015 are prepared using the Basel III Standardized transitional approach.
(13) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(14) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach.
(15) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(16) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview
We are one of the nation’s oldest and largest financial institutions, with $149.5 billion of total assets as of December 31, 2016. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to individuals, institutions and companies. Our approximately 17,600 colleagues strive to meet the financial needs of customers and prospects through approximately 1,200 branches and approximately 3,200 ATMs operated in 11 states in the New England, Mid-Atlantic and Midwest regions and through our online, telephone and mobile banking platforms. We conduct our banking operations through two wholly-owned banking subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania and we operate our businesses through two operating segments: Consumer Banking and Commercial Banking.
Consumer Banking average loans and leases totaled $55.1 billion in 2016 compared with $51.5 billion in 2015 and represented approximately 55% of average total operating segment loan and lease balances (including loans held for sale) compared with 55% of average total operating segment loan and lease balances (including loans held for sale) in 2015. Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, student loans, auto financing, credit cards, business loans and wealth management and investment services.
Commercial Banking average loans and leases totaled $45.9 billion in 2016 compared with $41.6 billion in 2015, and represented approximately 45% of average total operating segment loan and lease balances (including loans held for sale) compared with 45% of average total operating segment loan and lease balances (including loans held for sale) in 2015. Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance.
Non-core assets are primarily loans that are not aligned to our strategic priorities, generally as a result of geographic location, industry, product type, or risk level and are included in other. Non-core assets of $2.8 billion as of December 31, 2016 increased $422 million, or 18%, from December 31, 2015. These results were driven by a $909 million increase in total commercial non-core loans related to the transfer of a $1.2 billion lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of Asset Finance in third quarter 2016. The increase in commercial non-core loans was partially offset by a $616 million decrease in total retail non-core loans.
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
For 2016, we recorded income before income tax expense and net income of $1.5 billion and $1.0 billion, respectively. 2016 results included a $31 million pre-tax, or $19 million after-tax, benefit from notable items, presented below.

	Year Ended December 31, 2016
(dollars in millions, except diluted EPS impact)	Pre tax	After tax	Diluted EPS Impact
Gain on mortgage/home equity TDR transaction	$72	$45	$0.09
Home equity operational items(1)	(8)	(5)	(0.01)
TDR gain after impact of home equity operational items	64	40	0.08

Asset Finance repositioning(2)	(16)	(10)	(0.02)
TOP III efficiency initiatives(3)	(17)	(11)	(0.02)
Total	$31	$19	$0.04
(1) Pre-tax reflects $3 million of other expense, $3 million of amortization of software and $2 million of outside services.
(2) Pre-tax reflects ($5) million noninterest income impact and $11 million of other expense related to lease-residual impairment tied to legacy RBS aircraft leasing borrowers moved to runoff in non-core.
(3) Pre-tax reflects $11 million in salaries and benefits and $6 million in outside services associated with TOP III efficiency initiatives. See “Business Strategy” in Part I, Item 1 — Business, included in this report for further information about our TOP III efficiency initiatives.

Key Factors Affecting Our Business
Macroeconomic conditions
Our business is affected by national and regional economic conditions, as well as the perception of future conditions and economic prospects. The significant macroeconomic factors that impact our business include the rate of economic expansion, the health of the housing market, unemployment levels, and interest rates.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The U.S. economy continued to expand at a moderate pace, with annual real GDP rising by 1.6% in 2016, compared with an increase of 2.6% in 2015. The housing sector remained steady as compared to previous quarters with three month average existing home sales of 5.6 million units.
The labor market continued to improve, with moderate job gains and lower levels of unemployment. The U.S. unemployment rate declined to 4.7% at December 31, 2016 from 5.0% at December 31, 2015. Average monthly nonfarm employment increased by 180,000 in 2016, compared to a revised increase of 229,000 in 2015.
The FRB maintained very accommodative monetary policy conditions during 2016, notwithstanding the 0.25% rate increase in December, and continues to target a 0.50% to 0.75% federal funds rate range at the short end of the yield curve. Interest rates have risen but still remain relatively low on an historical basis. See “—Interest rates” below for further discussion of the impact of interest rates on our results. Observable inflation levels have risen closer to the FRB’s longer-term objective of 2.0%. Further labor market improvement and the dissipation of the effects of a decline in energy and import prices are expected to bring inflation closer to the FRB’s inflation objective.
Interest rates
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the effective yield on such assets and the effective cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Governance” and “—Market Risk — Non-Trading Risk,” included in this report.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In the fourth quarter of 2016, short-term and long-term interest rates increased, including benchmark rates such as the federal funds rate and one-and three-month LIBOR, due to the FRB’s decision to raise rates in December and to changes in growth and inflation expectations. Longer-term yields rose more than short-term yields (a steeper yield curve), which would have a beneficial impact on our margin and net interest income given our asset sensitive position.
In 2016 and 2015, the FRB maintained a highly accommodative monetary policy, and indicated that this policy would remain in effect for a considerable time after its asset purchase program ended on October 29, 2014 and the economic recovery strengthens in the United States. More recently, the FRB has started to move down the path of interest rate normalization by raising the federal funds rate by 25 basis points in December 2016. However, the FRB will likely continue to target an accommodative monetary policy for some time to come with interest rates expected to gradually increase to more normal levels.
Regulatory trends
We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities.
Dodd-Frank regulation
As described under “Regulation and Supervision” in Part I, Item 1 — Business included in this report, we are subject to a variety of laws and regulations, including the Dodd-Frank Act. The Dodd-Frank Act is complex, and many aspects of the Dodd-Frank Act are subject to final rulemaking or phased implementation that will take effect over several years. The Dodd-Frank Act may continue to impact our earnings through fee reductions, higher costs and imposition of new restrictions on us. The Dodd-Frank Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Dodd-Frank Act on our business will depend on regulatory interpretation and rulemaking as well as the success of any of our actions to mitigate the negative impacts of certain provisions. One part of the Dodd-Frank Act that specifically impacts our business is the FRBG’s capital planning and stress-testing framework known as CCAR and DFAST, which continues to evolve. Under this supervisory framework, we are required to submit annual capital plans to the FRB and are subject to annual supervisory and semiannual internal stress tests requirements.
Consistent with these requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days of the date the FRB discloses the results

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of its supervisory-run tests. We submitted our 2016 Capital Plan and related annual stress test results to the FRB on April 5, 2016. We published our estimated results under the supervisory severely adverse scenario on the Investor Relations regulatory filings and disclosures page of our corporate website on June 23, 2016. The annual DFAST process projects net income, loan losses and capital ratios during a nine-quarter horizon under hypothetical, stressful macroeconomic and financial market scenarios developed by the FRBG as well as certain mandated assumptions about capital distributions prescribed in the DFAST rule. Consistent with the purpose of these exercises and the assumptions used to assess our performance during hypothetical economic conditions, the projected results under the required stress scenarios show severe negative impacts on earnings and decline in capital ratios. However, these pro forma results should not be interpreted as management expectations but rather as a possible result under hypothetical, severely adverse economic conditions that do not take into account capital conservation actions that would be mandated by internal policy if such conditions were actually to occur.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year and disclose the results under an internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of our 2016 mid-cycle stress test to the FRB on October 3, 2016 and disclosed a summary of the results on October 5, 2016. We publish estimated impacts of stress, as required by applicable regulation processes, which may be accessed on our regulatory filings and disclosures page on http://investor.citizensbank.com.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2016 annual stress tests to the OCC on April 5, 2016 and published a summary of the results along with the stress test result of the bank holding company parent on June 23, 2016. CBPA submitted its 2016 annual stress tests to the FDIC on April 5, 2016 and published its summary results as an update to the Parent Company/CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on our Investor Relations site on October 17, 2016, prior to the October 31, 2016 deadline that the FDIC sets for banks with $10 to $50 billion in total assets.
Comprehensive Capital Analysis and Review
CCAR is an annual exercise by the FRBG to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and robust forward-looking capital planning processes that account for their unique risks.
As part of CCAR, the FRBG evaluates institutions’ capital adequacy for non-complex institutions, internal capital adequacy assessment processes and their plans to make capital distributions, such as dividend payments or stock repurchases. The FRBG may either object to our capital plan, in whole or in part, or provide a notice of non-objection. If the FRBG objects to our capital plan, we may not make any capital distribution other than those with respect to which the FRBG has indicated its non-objection.
Credit trends
Overall credit quality continued to improve reflecting growth in lower risk retail loans and modest increases in commercial categories. Nonperforming loans and leases of $1.0 billion as of December 31, 2016 decreased $15 million from December 31, 2015, reflecting improvements in retail real estate secured categories offset by an increase in commercial nonperforming assets, largely driven by commodities-related businesses. Net charge-offs of $335 million increased $51 million, or 18%, from $284 million in 2015, as a $59 million increase in commercial, largely tied to commodities-related businesses and a reduction in commercial real estate recoveries more than offset an $8 million decrease in retail. Net charge-offs of 0.32% of average total loans and leases remained relatively stable with 0.30% in 2015.
HELOC payment shock
Attention has been given by regulators, rating agencies, and the general press regarding the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. To help manage this exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations. As of December 31, 2016, approximately 18% of our $14.3 billion HELOC portfolio, or $2.6 billion in drawn balances were subject to a payment reset or balloon payment between January 1, 2017 and December 31, 2018.
As of December 31, 2016, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2014 and 2015, 94% of the balances have been refinanced, paid off or were current on payments, 3% are past due and 3% have been charged off. As of December 31, 2016, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances have been refinanced, paid off or were current on payments, 4% are past due and 1% have been charged off.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A total of $1.1 billion of HELOC balances are scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest in 2017. For the $5.3 billion HELOC portfolio scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between December 31, 2016 and December 31, 2021, 44% was secured by a first lien, with a the weighted average FICO score of the borrowers of 764 and a loan-to-value ratio of 61.3%. Those results compare to the total HELOC portfolio of $14.3 billion that was 50% secured by a first lien, with a weighted average FICO score of the borrowers of 767 and a loan-to-value ratio of 61.3%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
The primary line items we use in our key performance metrics to manage and evaluate our statement of operations include net interest income, noninterest income, total revenue, provision for credit losses, noninterest expense, net income and net income available to common stockholders. The primary line items we use in our key performance metrics to manage and evaluate our balance sheet data include loans and leases, securities, allowance for credit losses, deposits, borrowed funds and derivatives.
Net interest income
Net interest income is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the effective yield on such assets and the effective cost of such liabilities. Net interest income is impacted by the relative mix of interest-earning assets and interest-bearing liabilities, movements in market interest rates, levels of nonperforming assets and pricing pressure from competitors. The mix of interest-earning assets is influenced by loan demand and by management’s continual assessment of the rate of return and relative risk associated with various classes of interest-earning assets.
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
Provision for credit losses
The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an amount that reflects probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under relevant accounting guidance. The provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. The determination of the amount of the allowance for credit losses is complex and involves a high degree of judgment and subjectivity. For additional information regarding the provision for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Noninterest expense
Noninterest expense includes salaries and employee benefits, outside services, occupancy expense, equipment expense, amortization of software and other operating expenses.
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
Loans are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs and unamortized premiums or discounts (on purchased loans). Deferred loan origination fees and costs and purchase discounts and premiums are amortized as an adjustment of yield over the life of the loan, using the effective interest method. Unamortized amounts remaining upon prepayment or sale are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.
Leases are classified at the inception of the lease by type. Lease receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Lease residual values are reviewed at least annually for other-than-temporary impairment, with valuation adjustments for direct financing and leveraged leases recognized currently against other income. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.
Loans held for sale, at fair value
Mortgage loans and commercial loans held for sale are carried at fair value.
Other loans held for sale
Balances represent loans that were transferred to other loans held for sale are reported at the lower of cost or fair value.
Securities
Our securities portfolio is managed to seek return while maintaining prudent levels of quality, market risk and liquidity. Investments in debt and equity securities are carried in four portfolios: AFS, HTM, trading securities and other investment securities. We determine the appropriate classification at the time of purchase. Securities in our AFS portfolio will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk or other factors relevant to our asset and liability strategy. Securities in our AFS portfolio are carried at fair value, with unrealized gains and losses reported in OCI, as a separate component of stockholders’ equity, net of taxes. Securities are classified as HTM because we have the ability and intent to hold the securities to maturity, and securities in our HTM portfolio are carried at amortized cost. Other investment securities are composed mainly of FHLB stock and FRB stock (which are carried at cost), and money market mutual fund investments held by our broker-dealer (which are carried at fair value, with changes in fair value recognized in other income).
Allowance for credit losses
Our estimate of probable losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. Together these are referred to as the allowance for credit losses. We evaluate the allowance for credit losses using the following ratios: ALLL as a percentage of total loans and leases; ALLL as a percentage of nonperforming loans and leases; and nonperforming loans and leases as a percentage of total loans and leases. For additional information, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Deposits
Our deposits include: on demand checking, checking with interest, regular savings accounts, money market accounts and term deposits.
Borrowed funds
As of December 31, 2016, our total short-term borrowed funds included federal funds purchased, securities sold under agreement to repurchase, the current portion of FHLB advances, long-term debt that matures within one year, and other short-term borrowed funds. As of December 31, 2016, our long-term borrowed funds included subordinated debt, unsecured notes, Federal Home loan advances and other long-term borrowed funds. For additional information, see “—Analysis of Financial Condition — Borrowed Funds,” and Note 12 “Borrowed Funds” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives
We use pay-fixed swaps to lengthen liabilities synthetically and offset duration in fixed-rate assets. We also use pay-fixed swaps to hedge floating-rate wholesale funding.
We use receive-fixed interest rate swaps to manage the interest rate exposure on our medium term borrowings. We also use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets. The carrying amount of assets and liabilities recorded for derivatives designated as hedges reflect the market value of these hedge instruments.
We sell interest rate swaps and foreign exchange forwards to commercial customers. Offsetting swap and forward agreements are generally transacted to minimize our market risk associated with the customer derivative contracts. The carrying amount of assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions. For additional information, see “—Analysis of Financial Condition — Derivatives,” and Note 16 “Derivatives” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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

•	Net interest margin, which we calculate by dividing net interest income for the period by average total interest-earning assets, is a key measure that we use to evaluate our net interest income; and

•	Common equity tier 1 capital ratio (Basel III fully phased-in basis), represents CET1 divided by total risk-weighted assets as defined under Basel III Standardized approach.

We present and provide reconciliations of our non-GAAP measures. These reconciliations are adjusted for restructuring charges, special items and/or notable items, which are included, where applicable, in the financial results presented in accordance with GAAP. Restructuring charges and special items include revenues and expenses related to our efforts to improve processes and enhance efficiencies, as well as rebranding, separation from RBS and regulatory expenses. Notable items include certain revenue or expense items that may occur in a reporting period which management does not consider indicative of on-going financial performance.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of key performance metrics and reconciliations of non-GAAP financial measures used throughout “—Results of Operations” :

		Year Ended December 31,
(dollars in millions, except per-share data)	Ref.	2016	2015	2014
Noninterest income, adjusted:
Noninterest income (GAAP)		$1,497	$1,422	$1,678
Less: Special Items - Net gain on the Chicago Divestiture		—	—	288
Less: Notable items
Gain on mortgage/home equity TDR Transaction		72	—	—
Asset Finance repositioning		(5)	—	—
Noninterest income, adjusted (non-GAAP)		$1,430	$1,422	$1,390
Total revenue, adjusted:
Total revenue (GAAP)	A	$5,255	$4,824	$4,979
Less: Special Items - Net gain on the Chicago Divestiture		—	—	288
Less: Notable items		—
Gain on mortgage/home equity TDR Transaction		72	—	—
Asset Finance repositioning		(5)	—	—
Total revenue, adjusted (non-GAAP)	B	$5,188	$4,824	$4,691
Noninterest expense, adjusted:
Noninterest expense (GAAP)	C	$3,352	$3,259	$3,392
Less: Restructuring charges		—	26	114
Less: Special items
Regulatory charges		—	2	35
Separation/IPO related		—	22	20
Less: Notable items
Home equity operational items		8	—	—
Asset Finance repositioning		11	—	—
TOP III efficiency initiatives		17	—	—
Noninterest expense, adjusted (non-GAAP)	D	$3,316	$3,209	$3,223
Pre-provision profit:
Total revenue (GAAP)	A	$5,255	$4,824	$4,979
Noninterest expense (GAAP)	C	3,352	3,259	3,392
Pre-provision profit, (GAAP)		$1,903	$1,565	$1,587
Pre-provision profit, adjusted:
Total revenue, adjusted (non-GAAP)	B	$5,188	$4,824	$4,691
Noninterest expense, adjusted (non-GAAP)	D	3,316	3,209	3,223
Pre-provision profit, adjusted (non-GAAP)		$1,872	$1,615	$1,468
Income before income tax expense, adjusted:
Income before income tax expense (GAAP)		$1,534	$1,263	$1,268
Less: Restructuring charges		—	(26)	(114)
Less: Special items
Net gain on the Chicago Divestiture		—	—	288
Regulatory charges		—	(2)	(35)
Separation/IPO related		—	(22)	(20)
Less: Notable items
Gain on mortgage/home equity TDR Transaction		72	—	—
Home equity operational items		(8)	—	—
Asset Finance repositioning		(16)	—	—
TOP III efficiency initiatives		(17)	—	—
Income before income tax expense, adjusted (non-GAAP)		$1,503	$1,313	$1,149

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(dollars in millions, except per-share data)	Ref.	2016	2015	2014
Income tax expense, adjusted:
Income tax expense (GAAP)		$489	$423	$403
Less: Restructuring charges		—	(10)	(42)
Less: Special items
Net gain on the Chicago Divestiture		—	—	108
Regulatory charges		—	(1)	(13)
Separation/IPO related		—	(8)	(9)
Less: Notable items
Gain on mortgage/home equity TDR Transaction		27	—	—
Home equity operational items		(3)	—	—
Asset Finance repositioning		(6)	—	—
TOP III efficiency initiatives		(6)	—	—
Income tax expense, adjusted (non-GAAP)		$477	$442	$359
Net income, adjusted:
Net income (GAAP)	E	$1,045	$840	$865
Add: Restructuring charges, net of tax expense		—	16	72
Add: Special items, net of tax expense
Net gain on the Chicago Divestiture		—	—	(180)
Regulatory charges		—	1	22
Separation/IPO related		—	14	11
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR Transaction		(45)	—	—
Home equity operational items		5	—	—
Asset Finance repositioning		10	—	—
TOP III efficiency initiatives		11	—	—
Net income, adjusted (non-GAAP)	F	$1,026	$871	$790
Net income available to common stockholders, adjusted:
Net income available to common stockholders (GAAP)	G	$1,031	$833	$865
Add: Restructuring charges, net of tax expense		—	16	72
Add: Special items, net of tax expense
Net gain on the Chicago Divestiture		—	—	(180)
Regulatory charges		—	1	22
Separation/IPO related		—	14	11
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR Transaction		(45)	—	—
Home equity operational items		5	—	—
Asset Finance repositioning		10	—	—
TOP III efficiency initiatives		11	—	—
Net income available to common stockholders, adjusted (non-GAAP)	H	$1,012	$864	$790
Net income per average common share-basic and diluted, adjusted:
Average common shares outstanding - basic (GAAP)	I	522,093,545	535,599,731	556,674,146
Average common shares outstanding - diluted (GAAP)	J	523,930,718	538,220,898	557,724,936
Net income per average common share - basic (GAAP)	G/I	$1.97	$1.55	$1.55
Net income per average common share - diluted (GAAP)	G/J	1.97	1.55	1.55
Net income per average common share-basic, adjusted (non-GAAP)	H/I	1.94	1.61	1.42
Net income per average common share-diluted, adjusted (non-GAAP)	H/J	1.93	1.61	1.42

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(dollars in millions, except per-share data)	Ref.	2016	2015	2014
Impact of restructuring charges, special items and/or notable items on net income per average common share - basic:
Restructuring charges		$—	($0.03)	($0.13)
Special items:
Net gain on the Chicago Divestiture		—	—	0.32
Regulatory charges		—	—	(0.04)
Separation/IPO related		—	(0.03)	(0.02)
Notable items:
Gain on mortgage/home equity TDR Transaction		0.08	—	—
Home equity operational items		(0.01)	—	—
Asset Finance repositioning		(0.02)	—	—
TOP III efficiency initiatives		(0.02)	—	—
Impact of goodwill impairment, restructuring charges, special items and/or notable items on net income per average common share - basic		$0.03	($0.06)	$0.13
Impact of restructuring charges, special items and/or notable items on net income per average common share - diluted:
Restructuring charges		$—	($0.03)	($0.13)
Special items:
Net gain on the Chicago Divestiture		—	—	0.32
Regulatory charges		—	—	(0.04)
Separation/IPO related		—	(0.03)	(0.02)
Notable items:
Gain on mortgage/home equity TDR Transaction		0.09	—	—
Home equity operational items		(0.01)	—	—
Asset Finance repositioning		(0.02)	—	—
TOP III efficiency initiatives		(0.02)	—	—
Impact of goodwill impairment, restructuring charges, special items and/or notable items on net income per average common share - diluted		$0.04	($0.06)	$0.13
Return on average common equity and return on average common equity, adjusted:
Average common equity (GAAP)	K	$19,698	$19,354	$19,399
Return on average common equity	G/K	5.23%	4.30%	4.46%
Return on average common equity, adjusted (non-GAAP)	H/K	5.14	4.46	4.07
Return on average tangible common equity and return on average tangible common equity, adjusted:
Average common equity (GAAP)	K	$19,698	$19,354	$19,399
Less: Average goodwill (GAAP)		6,876	6,876	6,876
Less: Average other intangibles (GAAP)		2	4	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		502	445	377
Average tangible common equity	L	$13,322	$12,919	$12,893
Return on average tangible common equity	G/L	7.74%	6.45%	6.71%
Return on average tangible common equity, adjusted (non-GAAP)	H/L	7.60	6.69	6.13
Return on average total assets and return on average total assets, adjusted:
Average total assets (GAAP)	M	$143,183	$135,070	$127,624
Return on average total assets	E/M	0.73%	0.62%	0.68%
Return on average total assets, adjusted (non-GAAP)	F/M	0.72	0.64	0.62

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(dollars in millions, except per-share data)	Ref.	2016	2015	2014
Return on average total tangible assets and return on average total tangible assets, adjusted:
Average total assets (GAAP)	M	$143,183	$135,070	$127,624
Less: Average goodwill (GAAP)		6,876	6,876	6,876
Less: Average other intangibles (GAAP)		2	4	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		502	445	377
Average tangible assets	N	$136,807	$128,635	$121,118
Return on average total tangible assets	E/N	0.76%	0.65%	0.71%
Return on average total tangible assets, adjusted (non-GAAP)	F/N	0.75	0.68	0.65
Efficiency ratio and efficiency ratio, adjusted:
Efficiency ratio	C/A	63.80%	67.56%	68.12%
Efficiency ratio, adjusted (non-GAAP)	D/B	63.92	66.52	68.70
Operating Leverage:
Increase (decrease) in total revenue	A	8.93%	(3.11%)	6.16%
Increase (decrease) noninterest expense	C	2.85	(3.92)	(55.83)
Operating Leverage		6.08%	0.81%	61.99%
Operating Leverage, adjusted:
Increase (decrease) in total revenue, adjusted (non-GAAP)	B	7.55%	2.84%	0.02%
Increase (decrease) noninterest expense, adjusted (non-GAAP)	D	3.33	(0.43)	0.16
Operating Leverage, adjusted (non-GAAP)		4.22%	3.27%	(0.14%)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Year Ended December 31,
		2016				2015				2014
(dollars in millions)	Ref.	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	O	$345	$631	$69	$1,045	$262	$579	($1)	$840	$182	$561	$122	$865
Less: Preferred stock dividends		—	—	14	14	—	—	7	7	—	—	—	—
Net income available to common stockholders (GAAP)	P	$345	$631	$55	$1,031	$262	$579	($8)	$833	$182	$561	$122	$865
Efficiency ratio:
Total revenue (GAAP)	Q	$3,326	$1,754	$175	$5,255	$3,108	$1,577	$139	$4,824	$3,050	$1,502	$427	$4,979
Noninterest expense (GAAP)	R	2,547	741	64	3,352	2,456	709	94	3,259	2,513	652	227	3,392
Efficiency ratio	R/Q	76.57%	42.26%	NM	63.80%	79.02%	44.94%	NM	67.56%	82.39%	43.37%	NM	68.12%
Return on average total tangible assets:
Average total assets (GAAP)		$56,388	$47,159	$39,636	$143,183	$52,848	$42,800	$39,422	$135,070	$48,939	$38,483	$40,202	$127,624
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	4	4	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	502	502	—	—	445	445	—	—	377	377
Average total tangible assets	S	$56,388	$47,159	$33,260	$136,807	$52,848	$42,800	$32,987	$128,635	$48,939	$38,483	$33,696	$121,118
Return on average total tangible assets	O/S	0.61%	1.34%	NM	0.76%	0.50%	1.35%	NM	0.65%	0.37%	1.46%	NM	0.71%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,166	$5,071	$9,461	$19,698	$4,739	$4,666	$9,949	$19,354	$4,665	$4,174	$10,560	$19,399
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	4	4	—	—	7	7
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	502	502	—	—	445	445	—	—	377	377
Average tangible common equity (1)	T	$5,166	$5,071	$3,085	$13,322	$4,739	$4,666	$3,514	$12,919	$4,665	$4,174	$4,054	$12,893
Return on average tangible common equity (1)	P/T	6.68%	12.44%	NM	7.74%	5.53%	12.41%	NM	6.45%	3.90%	13.43%	NM	6.71%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Highlights
For the year ended December 31, 2016:

•	Net income of $1.0 billion increased $205 million, or 24%, from $840 million in 2015;

•
Net income included the benefit of $19 million in after-tax notable items compared to a reduction of $31 million after-tax restructuring charges and special items in 2015. Excluding notable items, adjusted net income* increased $155 million, or 18%, to $1.0 billion from $871 million in 2015;

•
Net income available to common stockholders of $1.0 billion increased $198 million, or 24%, from $833 million in 2015. Net income available to common stockholders was impacted by preferred stock dividends of $14 million, compared to $7 million in 2015. Excluding notable items, adjusted net income available to common stockholders* increased $148 million, or 17%, to $1.0 billion from $864 million in 2015;

•	Net interest income of $3.8 billion increased $356 million, or 10%, from $3.4 billion in 2015 driven by 8% average loan growth, the benefit of balance sheet optimization strategies and higher rates;

•
Net interest margin of 2.86% increased 11 basis points from 2.75% in 2015. Results reflect improved loan yields given continued pricing and portfolio optimization initiatives, as well as higher short-term interest rates. These benefits were partially offset by a reduction in investment portfolio yields, including a reduction in FRB stock dividends, as well as higher deposit and borrowing costs;

•
Noninterest income of $1.5 billion increased $75 million, or 5%, from 2015, largely reflecting the $72 million benefit of the TDR transaction gain. Excluding this impact, adjusted noninterest income increased $8 million as strength in capital market fees, service charges and fees and mortgage banking fees was partially offset by lower card fees, securities gains, trust and investment service fees and other income;

•
Noninterest expense of $3.4 billion increased $93 million, or 3%, compared to $3.3 billion in 2015 that included $50 million in restructuring, special items and notable items, $14 million more than 2016. Excluding the impact of restructuring, special items and notable items, adjusted noninterest expense* increased $107 million driven by higher salaries and employee benefits including the impact of continued investment in strategic growth initiatives partially offset by the benefit of our efficiency initiatives, as well as increased software amortization expense, outside services expense and equipment expense, partially offset by lower other operating expense.

•	Provision for credit losses of $369 million increased $67 million, or 22%, from $302 million in 2015, largely reflecting the impact of higher commercial loan charge-offs and the impact of loan growth;

•	Return on average common equity of 5.23% compared to 4.30% in 2015;

•	Return on average tangible common equity of 7.74% compared with 6.45% in 2015, and adjusted return on average tangible common equity* of 7.60%, compared to 6.69% in 2015;

•	Average loans and leases of $103.4 billion increased $7.2 billion, or 8%, from $96.2 billion in 2015 reflecting a $4.4 billion increase in commercial loans and a $2.8 billion increase in retail loans;

•
Average deposits of $105.4 billion increased $6.3 billion, or 6%, driven by growth in every category including a $5.3 billion increase in interest-bearing and a $1.0 billion increase in demand deposits;

•
Net charge-offs of $335 million increased $51 million, or 18%, from $284 million in 2015 largely as an increase in commercial charge-offs tied to commodity-related credits and the impact of lower commercial real estate recoveries was partially offset by a reduction in retail. The ALLL of $1.2 billion increased $20 million compared to 2015. ALLL to total loans and leases ratio of 1.15% as of December 31, 2016, compared with 1.23% as of December 31, 2015. ALLL to nonperforming loans and leases ratio of 118% as of December 31, 2016 compared with 115% as of December 31, 2015; and

•
Net income per average common share, basic, of $1.97, and adjusted net income per common share, basic*, of $1.94, compared to $1.55 per average common share, basic, and adjusted net income per common share, basic*, of $1.61, respectively, in 2015.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income totaled $1.0 billion, reflecting an increase of $205 million, or 24%, from $840 million in 2015. The 2016 results included a $19 million after-tax benefit from notable items, compared with $31 million of after tax restructuring charges and special items in 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted net income* increased $155 million, or 18%, from 2015.
The following table presents the significant components of our net income for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2016	2015	Change		Percent
Operating Data:
Net interest income	$3,758	$3,402	$356		10%
Noninterest income	1,497	1,422	75		5
Total revenue	5,255	4,824	431		9
Provision for credit losses	369	302	67		22
Noninterest expense	3,352	3,259	93		3
Income before income tax expense	1,534	1,263	271		21
Income tax expense	489	423	66		16
Net income	$1,045	$840	$205		24%
Net income available to common stockholders	$1,031	$833	$198		24%
Return on average tangible common equity	7.74%	6.45%	129	bps

Return on Equity and Assets

The following table presents our return on average total assets, return on average common equity, dividend payout ratio and average equity to average assets ratio:

	December 31,
	2016	2015
Return on average total assets	0.73%	0.62%
Return on average common equity	5.23	4.30
Dividend payout ratio	23.30	25.73
Average equity to average assets ratio	13.93	14.46

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,931	$8	0.41%	$1,746	$5	0.29%	$185	12 bps
Taxable investment securities	24,643	584	2.37	24,649	621	2.52	(6)	(15)
Non-taxable investment securities	8	—	2.60	9	—	2.60	(1)	0
Total investment securities	24,651	584	2.37	24,658	621	2.52	(7)	(15)
Commercial	35,652	1,136	3.13	32,673	951	2.87	2,979	26
Commercial real estate	9,741	278	2.81	8,231	211	2.53	1,510	28
Leases	3,841	93	2.41	3,902	97	2.50	(61)	(9)
Total commercial	49,234	1,507	3.01	44,806	1,259	2.78	4,428	23
Residential mortgages	14,005	504	3.60	12,338	465	3.77	1,667	(17)
Home equity loans	2,180	123	5.64	3,025	163	5.38	(845)	26
Home equity lines of credit	14,402	457	3.18	14,958	441	2.95	(556)	23
Home equity loans serviced by others	867	62	7.11	1,117	77	6.94	(250)	17
Home equity lines of credit serviced by others	281	7	2.41	453	11	2.44	(172)	(3)
Automobile	13,953	411	2.94	13,516	372	2.75	437	19
Student	5,558	282	5.08	3,313	167	5.03	2,245	5
Credit cards	1,620	181	11.22	1,621	178	10.97	(1)	25
Other retail	1,288	119	9.23	1,003	78	7.75	285	148
Total retail	54,154	2,146	3.96	51,344	1,952	3.80	2,810	16
Total loans and leases (1)	103,388	3,653	3.51	96,150	3,211	3.32	7,238	19
Loans held for sale, at fair value	425	15	3.40	301	10	3.47	124	(7)
Other loans held for sale	141	6	4.55	95	7	7.22	46	(267)
Interest-earning assets	130,536	4,266	3.25	122,950	3,854	3.12	7,586	13
Allowance for loan and lease losses	(1,227)			(1,196)			(31)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,998			6,440			558
Total noninterest-earning assets	12,647			12,120			527
Total assets	$143,183			$135,070			$8,113
Liabilities and Stockholders’ Equity
Checking with interest	$19,320	$34	0.18%	$16,666	$19	0.11%	$2,654	7 bps
Money market accounts	37,106	133	0.36	35,401	115	0.32	1,705	4
Regular savings	8,691	4	0.04	8,057	2	0.03	$634	1
Term deposits	12,696	99	0.78	12,424	101	0.82	$272	(4)
Total interest-bearing deposits	77,813	270	0.35	72,548	237	0.33	5,265	2
Federal funds purchased and securities sold under agreements to repurchase (2)	947	2	0.22	3,364	16	0.46	(2,417)	(24)
Other short-term borrowed funds (3)	3,207	40	1.22	5,865	67	1.13	(2,658)	9
Long-term borrowed funds	10,472	196	1.86	4,479	132	2.95	5,993	(109)
Total borrowed funds	14,626	238	1.62	13,708	215	1.56	918	6
Total interest-bearing liabilities	92,439	508	0.55	86,256	452	0.52	6,183	3
Demand deposits	27,634			26,606			1,028
Other liabilities	3,165			2,671			494
Total liabilities	123,238			115,533			7,705
Stockholders’ equity	19,945			19,537			408
Total liabilities and stockholders’ equity	$143,183			$135,070			$8,113
Interest rate spread			2.70%			2.60%		10
Net interest income		$3,758			$3,402
Net interest margin			2.86%			2.75%		11bps
Memo: Total deposits (interest-bearing and demand)	$105,447	$270	0.26%	$99,154	$237	0.24%	$6,293	2 bps
(1) Interest income and rates on loans include loan fees. Additionally, $1.1 billion of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2016 and 2015.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that ran off in 2016. See “—Analysis of Financial Condition— Derivatives” for further information.
(3) The rate on Other short-term borrowed funds is elevated due to the impact from pay-fixed interest rate swaps. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $3.8 billion in 2016 increased $356 million, or 10%, compared to $3.4 billion in 2015, reflecting 8% average loan growth and the benefit of balance sheet optimization strategies and higher rates.
Average interest-earning assets of $130.5 billion increased $7.6 billion, or 6%, from 2015, driven by a $4.4 billion increase in average commercial loans, a $2.8 billion increase in average retail loans, and a $185 million increase in average interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in student, residential mortgage, automobile and other retail loan balances.
Average deposits of $105.4 billion increased $6.3 billion from 2015 with particular strength in checking with interest, money market accounts, demand deposits and regular savings. Total interest-bearing deposit costs of $270 million increased $33 million, or 14%, from $237 million in 2015 and reflected a two basis point increase in interest-bearing deposit costs to 0.35%. Checking with interest costs increased to 0.18% in 2016 compared with 0.11% in 2015, term deposit costs decreased to 0.78% in 2016 from 0.82% in 2015, money market account cost increased to 0.36% from 0.32% in 2015, and regular savings account costs increased to 0.04% from 0.03% in 2015.
Total borrowed funds of $14.6 billion increased $918 million from 2015. Total borrowed funds costs of $238 million increased $23 million from 2015. Within the federal funds purchased and securities sold under agreements to repurchase and other short-term borrowed funds, pay-fixed swap expense declined to $20 million for 2016 compared to $58 million in 2015. Including the impact of hedging costs, total borrowed funds rates increased to 1.62% from 1.56% in 2015. The increase in long-term borrowing expense of $64 million was driven by an increase in senior debt and FHLB borrowings as we continued to realign our liability and capital structure to better align with peers.
Net interest margin of 2.86% increased 11 basis points compared to 2.75% in 2015 driven by the benefit of pricing and portfolio optimization initiatives on loan portfolio mix and yield partially offset by a modest increase in deposit and funding costs and a reduction in investment portfolio yields. Results also reflected the benefit of lower pay-fixed swap expense.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate. Average volume and rate changes have been allocated between the average rate and average volume variances on a consistent basis using the respective percentage changes in average balances and average rates.

	Year Ended December 31,
	2016 Versus 2015
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$1	$2	$3
Taxable investment securities	—	(37)	(37)
Non-taxable investment securities	—	—	—
Total investment securities	—	(37)	(37)
Commercial	88	97	185
Commercial real estate	39	28	67
Leases	(2)	(2)	(4)
Total commercial	125	123	248
Residential mortgages	63	(24)	39
Home equity loans	(46)	6	(40)
Home equity lines of credit	(16)	32	16
Home equity loans serviced by others	(16)	1	(15)
Home equity lines of credit serviced by others	(5)	1	(4)
Automobile	12	27	39
Student	113	2	115
Credit cards	—	3	3
Other retail	22	19	41
Total retail	127	67	194
Total loans and leases	252	190	442
Loans held for sale, at fair value	4	1	5
Other loans held for sale	3	(4)	(1)
Total interest income	$260	$152	$412
Interest Expense
Checking with interest	$3	$12	$15
Money market accounts	5	13	18
Regular savings	1	1	2
Term deposits	2	(4)	(2)
Total interest-bearing deposits	11	22	33
Federal funds purchased and securities sold under agreements to repurchase	(11)	(3)	(14)
Other short-term borrowed funds	(30)	3	(27)
Long-term borrowed funds	177	(113)	64
Total borrowed funds	136	(113)	23
Total interest expense	147	(91)	56
Net interest income	$113	$243	$356

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Service charges and fees	$599	$575	$24	4%
Card fees	203	232	(29)	(13)
Trust and investment services fees	146	157	(11)	(7)
Mortgage banking fees	112	101	11	11
Capital markets fees	125	88	37	42
Foreign exchange and letter of credit fees	90	90	—	—
Bank-owned life insurance income	54	56	(2)	(4)
Securities gains, net	16	29	(13)	(45)
Other income (1)	152	94	58	62
Noninterest income	$1,497	$1,422	$75	5%
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income.
Noninterest income of $1.5 billion in 2016, increased $75 million, or 5%, compared to 2015, largely driven by a $67 million pre-tax benefit from notable items in other income. Excluding the impact of these items, adjusted noninterest income* increased $8 million, or 1%, as strength in capital markets fees, service charges and fees and mortgage fees were partially offset by the impact of a reclassification of card reward costs, lower securities gains and trust and investment services fees. Capital market fees increased $37 million reflecting underlying business momentum and the benefit of enhanced product capabilities. Service charges increased $24 million, driven by both improved pricing and volume. Mortgage banking fees increased $11 million from 2015 levels that included higher MSR valuation gains driven by increased secondary origination volume and wider margins. Card fees decreased $29 million from 2015 results, which were $28 million higher given the reclassification of card reward costs.
Provision for Credit Losses
Provision for credit losses of $369 million increased $67 million, or 22%, from $302 million in 2015, largely reflecting the impact of higher commercial net charge-offs, primarily in commodities-related portfolios and commercial real estate driven by the impact of a reduction in recoveries as well as the impact of loan growth. 2016 results reflected a $34 million reserve build compared to an $18 million reserve build in 2015, as the impact of loan growth was partially offset by loan mix shifts into higher quality retail products.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Salaries and employee benefits	$1,709	$1,636	$73	4%
Outside services	377	371	6	2
Occupancy	307	319	(12)	(4)
Equipment expense	263	257	6	2
Amortization of software	170	146	24	16
Other operating expense	526	530	(4)	(1)
Noninterest expense	$3,352	$3,259	$93	3%

Noninterest expense of $3.4 billion in 2016 increased $93 million, or 3%, compared to 2015 as the impact of higher salaries and employee benefits, amortization of software, equipment expense and outside services expense was partially offset by lower occupancy and other operating expense. Results in 2016 reflected the impact of $36 million of notable items compared with $50 million of restructuring charges and special items in 2015. Excluding the impact of restructuring charges, special items and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

notable items, adjusted noninterest expense* increased $107 million, driven by higher salaries and employee benefits as the impact of continued investment in strategic growth initiatives and revenue based incentives were partially offset by the benefit of our efficiency initiatives. Results also reflect increased software amortization expense, outside services expense and equipment expense, partially offset by lower other operating expense.
Income Tax Expense
Income tax expense was $489 million and $423 million in 2016 and 2015, respectively. This resulted in an effective tax rate of 31.9% and 33.5% in 2016 and 2015, respectively. The decrease in the effective income tax rate from 2015 to 2016 was primarily attributable to the impact of federal and state tax credits.

At December 31, 2016, we reported a net deferred tax liability of $714 million, compared to a $730 million liability at December 31, 2015. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives arising during the period largely offset by the tax effect of current year timing adjustments. For further discussion, see Note 15 “Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Business Segments
The following tables present certain financial data of our operating segments, other and consolidated:

	As of and for the Year Ended December 31, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other (1)	Consolidated
Net interest income	$2,443	$1,288	$27	$3,758
Noninterest income	883	466	148	1,497
Total revenue	3,326	1,754	175	5,255
Noninterest expense	2,547	741	64	3,352
Profit before provision for credit losses	779	1,013	111	1,903
Provision for credit losses	243	47	79	369
Income before income tax expense (benefit)	536	966	32	1,534
Income tax expense (benefit)	191	335	(37)	489
Net income	$345	$631	$69	$1,045
Loans and leases and loans held for sale (year-end)	$57,383	$47,629	$3,282	$108,294
Average Balances:
Total assets	$56,388	$47,159	$39,636	$143,183
Loans and leases and loans held for sale	55,052	45,903	2,999	103,954
Deposits	72,003	26,811	6,633	105,447
Interest-earning assets	55,101	45,978	29,457	130,536
Key Performance Metrics:
Net interest margin	4.43%	2.80%	NM	2.86%
Efficiency ratio	76.57	42.26	NM	63.80
Period-end loans to deposits ratio (2)	77.33	166.25	NM	98.62
Average loans to average deposits ratio (2)	76.46	171.21	NM	98.58
Return on average total tangible assets	0.61	1.34	NM	0.76
Return on average tangible common equity (3)	6.68	12.44	NM	7.74
(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Loans and Leases-Non-Core Assets.”
(2) Ratios include loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.
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
Other results include our treasury function, securities portfolio, wholesale funding activities, goodwill and goodwill impairment, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and expenses not attributed to Consumer Banking or Commercial Banking. Other also includes our non-core assets. Non-core assets are primarily loans and leases inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level. Non-core assets totaled $2.8 billion as of December 31, 2016, an increase of $422 million, or 18%, compared to December 31, 2015. This increase was a result of the transfer of a $1.2 billion lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of Asset Finance in third quarter 2016. This portfolio of largely investment-grade client aircraft leases do not meet go-forward business model strategic and risk-adjusted return parameters, and we plan to exit these non-strategic relationships. Given recent deterioration in aircraft values, along with the impact of exiting these client relationships, we believe the underlying residual value has been impaired. See “—Overview” for further discussion of the residual value impairment. The largest component of our retail non-core portfolio is our home equity products currently or formerly serviced by others portfolio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$2,443	$2,198	$245	11%
Noninterest income	883	910	(27)	(3)
Total revenue	3,326	3,108	218	7
Noninterest expense	2,547	2,456	91	4
Profit before provision for credit losses	779	652	127	19
Provision for credit losses	243	252	(9)	(4)
Income before income tax expense	536	400	136	34
Income tax expense	191	138	53	38
Net income	$345	$262	$83	32
Loans and leases and loans held for sale (year-end)	$57,383	$53,344	$4,039	8
Average Balances:
Total assets	$56,388	$52,848	$3,540	7%
Loans and leases and loans held for sale	55,052	51,484	3,568	7
Deposits	72,003	69,748	2,255	3
Interest-earning assets	55,101	51,525	3,576	7
Key Performance Metrics:
Net interest margin	4.43%	4.27%	16 bps	—
Efficiency ratio	76.57	79.02	(245) bps	—
Period-end loans to deposits ratio (1)	77.33	74.53	280 bps	—
Average loans to average deposits ratio (1)	76.46	73.81	265 bps	—
Return on average total tangible assets	0.61	0.50	11 bps	—
Return on average tangible common equity (2)	6.68	5.53	115 bps	—
(1) Ratios include loans and leases held for sale.
(2)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $345 million in 2016 increased $83 million, or 32%, from 2015, reflecting an increase in total revenue, partially offset by an increase in noninterest expense.
Consumer Banking total revenue of $3.3 billion in 2016 increased $218 million from 2015, as net interest income increased driven by loan and deposit growth.
Net interest income of $2.4 billion increased 11% from 2015, driven by the benefit of $3.6 billion average loan growth, reflecting growth in student, residential mortgage, auto and other retail loans as well as improved loan yields.
Noninterest income decreased $27 million, or 3%, largely as growth in service charges and fees and mortgage banking fees were more than offset by the impact of a reclassification of card reward costs and lower trust and investment services fees.
Noninterest expense of $2.5 billion in 2016 increased $91 million, or 4%, from $2.5 billion in 2015, driven by higher salaries and benefits, outside services expense, amortization of software and other operating expense, partially offset by the impact of a reclassification of card reward costs.
Provision for credit losses of $243 million in 2016 decreased $9 million, or 4%, from $252 million in 2015, largely reflecting the benefit of lower real estate secured net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$1,288	$1,162	$126	11%
Noninterest income	466	415	51	12
Total revenue	1,754	1,577	177	11
Noninterest expense	741	709	32	5
Profit before provision for credit losses	1,013	868	145	17
Provision for credit losses	47	(13)	60	NM
Income before income tax expense	966	881	85	10
Income tax expense	335	302	33	11
Net income	$631	$579	$52	9
Loans and leases and loans held for sale (year-end)	$47,629	$42,987	$4,642	11
Average Balances:
Total assets	$47,159	$42,800	$4,359	10%
Loans and leases and loans held for sale	45,903	41,593	4,310	10
Deposits	26,811	23,473	3,338	14
Interest-earning assets	45,978	41,689	4,289	10
Key Performance Metrics:
Net interest margin	2.80%	2.79%	1 bps
Efficiency ratio	42.26	44.94	(268) bps
Period-end loans to deposits ratio (1)	166.25	172.59	(634) bps
Average loans to average deposits ratio (1)	171.21	177.19	(598) bps
Return on average total tangible assets	1.34	1.35	(1) bps
Return on average tangible common equity (2)	12.44	12.41	3 bps

(1) Ratios include both loans and leases held for sale.
(2)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.
Commercial Banking net income of $631 million increased $52 million, or 9%, from 2015, as an increase in total revenue was partially offset by an increase in noninterest expense and provision for credit losses.
Net interest income of $1.3 billion in 2016 increased $126 million, or 11%, from 2015, reflecting the benefit of an increase of $4.3 billion in average loan balances and $3.3 billion in average deposits.
Noninterest income of $466 million in 2016 increased $51 million, or 12%, from 2015, reflecting strength in capital markets fees, service charges and fees and interest rate products.
Noninterest expense of $741 million in 2016 increased $32 million, or 5%, from $709 million in 2015, driven by an increase in salary and employee benefits largely tied to revenue based incentive costs as well as higher FDIC insurance costs.
Provision for credit losses of $47 million in 2016, increased $60 million, from a net recovery of prior period charge-offs of $13 million in 2015, driven by higher losses in the commercial loan portfolio largely tied to commodities-related credits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Net interest income	$27	$42	($15)	(36%)
Noninterest income	148	97	51	53
Total revenue	175	139	36	26
Noninterest expense	64	94	(30)	(32)
Profit before provision for credit losses	111	45	66	147
Provision for credit losses	79	63	16	25
Income (loss) before income tax benefit	32	(18)	50	NM
Income tax benefit	(37)	(17)	(20)	(118)
Net income (loss)	$69	($1)	$70	NM
Loans and leases and loans held for sale (year-end)	$3,282	$3,076	$206	7
Average Balances:
Total assets	$39,636	$39,422	$214	1%
Loans and leases and loans held for sale	2,999	3,469	(470)	(14)
Deposits and deposits held for sale	6,633	5,933	700	12
Interest-earning assets	29,457	29,736	(279)	(1)
Other recorded net income of $69 million in 2016 compared to net loss of $1 million in 2015, driven by the net impact of notable items, restructuring charges and special items and lower noninterest expense, offset by an increase in provision for credit losses and a decrease in net interest income. On a quarterly basis, we review and refine our estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry-performance trends and other pertinent information.
As mentioned previously, Other includes the non-core portfolio. Non-core assets of $2.8 billion as of December 31, 2016 increased $422 million, or 18%, from December 31, 2015. These results were driven by a $909 million increase in total commercial non-core loans related to the transfer of a $1.2 billion lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of Asset Finance in third quarter 2016. The increase in commercial non-core loans was partially offset by a $616 million decrease in total retail non-core loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations — Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net Income
Net income totaled $840 million in 2015, down $25 million, or 3%, from $865 million in 2014, driven by a $106 million after-tax decrease in restructuring charges and special items. 2015 results included $31 million of after-tax restructuring charges. 2014 results included the benefit of a $180 million after-tax gain related to the Chicago Divestiture and $105 million of after-tax restructuring charges related to our separation from RBS and enhanced efficiencies across the organization. Excluding restructuring charges and special items, adjusted net income* increased $81 million, or 10%, from 2014, driven by a pre-tax $133 million increase in revenue and a pre-tax $14 million decrease in noninterest expense.
The following table presents the significant components of our net income for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change		Percent
Operating Data:
Net interest income	$3,402	$3,301	$101		3%
Noninterest income	1,422	1,678	(256)		(15)
Total revenue	4,824	4,979	(155)		(3)
Provision for credit losses	302	319	(17)		(5)
Noninterest expense	3,259	3,392	(133)		(4)
Income before income tax expense	1,263	1,268	(5)		—
Income tax expense	423	403	20		5
Net income	840	865	(25)		(3)
Net income available to common stockholders	833	865	(32)		(4)
Return on average tangible common equity	6.45%	6.71%	(26	) bps	—

Return on Equity and Assets

The following table presents our return on average total assets, return on average common equity, dividend payout ratio and average equity to average assets ratio:

	December 31,
	2015	2014
Return on average total assets	0.62%	0.68%
Return on average common equity	4.30	4.46
Dividend payout ratio	25.73	92.05
Average equity to average assets ratio	14.46	15.20

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2015			2014			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,746	$5	0.29%	$2,113	$5	0.22%	($367)	7 bps
Taxable investment securities	24,649	621	2.52	24,319	619	2.55	330	(3)
Non-taxable investment securities	9	—	2.60	11	—	2.60	(2)	—
Total investment securities	24,658	621	2.52	24,330	619	2.55	328	(3)
Commercial	32,673	951	2.87	29,993	900	2.96	2,680	(9)
Commercial real estate	8,231	211	2.53	7,158	183	2.52	1,073	1
Leases	3,902	97	2.50	3,776	103	2.73	126	(23)
Total commercial	44,806	1,259	2.78	40,927	1,186	2.86	3,879	(8)
Residential mortgages	12,338	465	3.77	10,729	425	3.96	1,609	(19)
Home equity loans	3,025	163	5.38	3,877	205	5.29	(852)	9
Home equity lines of credit	14,958	441	2.95	15,552	450	2.89	(594)	6
Home equity loans serviced by others	1,117	77	6.94	1,352	91	6.75	(235)	19
Home equity lines of credit serviced by others	453	11	2.44	609	16	2.68	(156)	(24)
Automobile	13,516	372	2.75	11,011	282	2.57	2,505	18
Student	3,313	167	5.03	2,148	102	4.74	1,165	29
Credit cards	1,621	178	10.97	1,651	167	10.14	(30)	83
Other retail	1,003	78	7.75	1,186	88	7.43	(183)	32
Total retail	51,344	1,952	3.80	48,115	1,826	3.80	3,229	—
Total loans and leases (1)	96,150	3,211	3.32	89,042	3,012	3.37	7,108	(5)
Loans held for sale, at fair value	301	10	3.47	163	5	3.10	138	37
Other loans held for sale	95	7	7.22	539	23	4.17	(444)	305
Interest-earning assets	122,950	3,854	3.12	116,187	3,664	3.14	6,763	(2)
Allowance for loan and lease losses	(1,196)			(1,230)			34
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,440			5,791			649
Total noninterest-earning assets	12,120			11,437			683
Total assets	$135,070			$127,624			$7,446
Liabilities and Stockholders’ Equity
Checking with interest	$16,666	$19	0.11%	$14,507	$12	0.08%	$2,159	3 bps
Money market accounts	35,401	115	0.32	31,849	75	0.23	3,552	9
Regular savings	8,057	2	0.03	7,730	2	0.03	327	—
Term deposits	12,424	101	0.82	10,317	67	0.65	2,107	17
Total interest-bearing deposits	72,548	237	0.33	64,403	156	0.24	8,145	9
Interest-bearing deposits held for sale	—	—	—	1,960	4	0.22	(1,960)	(22)
Federal funds purchased and securities sold under agreements to repurchase (2)	3,364	16	0.46	5,699	32	0.55	(2,335)	(9)
Other short-term borrowed funds (3)	5,865	67	1.13	5,640	89	1.56	225	(43)
Long-term borrowed funds	4,479	132	2.95	1,907	82	4.25	2,572	(130)
Total borrowed funds	13,708	215	1.56	13,246	203	1.51	462	5
Total interest-bearing liabilities	86,256	452	0.52	79,609	363	0.45	6,647	7
Demand deposits	26,606			25,739			867
Demand deposits held for sale	—			462			(462)
Other liabilities	2,671			2,415			256
Total liabilities	115,533			108,225			7,308
Stockholders’ equity	19,537			19,399			138
Total liabilities and stockholders’ equity	$135,070			$127,624			$7,446
Interest rate spread			2.60			2.69		(9)
Net interest income		$3,402			$3,301
Net interest margin			2.75%			2.83%		(8)bps
Memo: Total deposits (interest-bearing and demand)	$99,154	$237	0.24%	$92,564	$160	0.17%	$6,590	7 bps
(1) Interest income and rates on loans include loan fees. Additionally, $1.1 billion and $1.2 billion of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2015 and 2014, respectively.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that ran off in 2016. See “—Analysis of Financial Condition — Derivatives” for further information.
(3) The rate on other short-term borrowed funds is elevated due to the impact from pay-fixed interest rate swaps. See “—Analysis of Financial Condition — Derivatives” for further information.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate. Average volume and rate changes have been allocated between the average rate and average volume variances on a consistent basis using the respective percentage changes in average balances and average rates.

	Year Ended December 31,
	2015 Versus 2014
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	($1)	$1	$—
Taxable investment securities	9	(7)	2
Non-taxable investment securities	—	—	—
Total investment securities	9	(7)	2
Commercial	79	(28)	51
Commercial real estate	27	1	28
Leases	3	(9)	(6)
Total commercial	109	(36)	73
Residential mortgages	63	(23)	40
Home equity loans	(44)	2	(42)
Home equity lines of credit	(18)	9	(9)
Home equity loans serviced by others	(17)	3	(14)
Home equity lines of credit serviced by others	(4)	(1)	(5)
Automobile	65	25	90
Student	55	10	65
Credit cards	(3)	14	11
Other retail	(14)	4	(10)
Total retail	83	43	126
Total loans and leases	192	7	199
Loans held for sale, at fair value	5	—	5
Other loans held for sale	(18)	2	(16)
Total interest income	$187	$3	$190
Interest Expense
Checking with interest	$—	$7	$7
Money market accounts	8	32	40
Term deposits	14	20	34
Total interest-bearing deposits	22	59	81
Interest-bearing deposits held for sale	(4)	—	(4)
Federal funds purchased and securities sold under agreements to repurchase	(13)	(3)	(16)
Other short-term borrowed funds	4	(26)	(22)
Long-term borrowed funds	109	(59)	50
Total borrowed funds	100	(88)	12
Total interest expense	118	(29)	89
Net interest income	$69	$32	$101

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Service charges and fees	$575	$574	$1	—%
Card fees	232	233	(1)	—
Trust and investment services fees	157	158	(1)	(1)
Mortgage banking fees	101	71	30	42
Capital markets fees	88	91	(3)	(3)
Foreign exchange and letter of credit fees	90	95	(5)	(5)
Bank-owned life insurance income	56	49	7	14
Securities gains, net	29	28	1	4
Other income (1)	94	379	(285)	(75)
Noninterest income	$1,422	$1,678	($256)	(15%)
(1) Includes net securities impairment losses on securities available for sale recognized in earnings and other income. Additionally, noninterest income for the year ended December 31, 2014 reflects a $288 million pre-tax gain related to the Chicago Divestiture.
Noninterest income of $1.4 billion in 2015 decreased $256 million, or 15%, compared to $1.7 billion in 2014, which included a $288 million pre-tax gain related to the Chicago Divestiture. Excluding the gain, adjusted noninterest income* increased $32 million. Service charges and fees, card fees and trust and investment services fees remained relatively stable. Mortgage banking fees increased $30 million reflecting the benefit of improved portfolio sales gains and higher origination volumes. Capital markets fees decreased $3 million, reflecting lower overall market conditions. Securities gains remained relatively stable. Adjusted other income*, excluding the impact of the $288 million pre-tax Chicago gain recorded in the second quarter of 2014, increased $3 million.
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

Noninterest expense of $3.3 billion in 2015 declined $133 million or 4%, compared to $3.4 billion 2014, driven by a $119 million decrease in restructuring charges and special items. Excluding the impact of the restructuring charges and special items, adjusted noninterest expense* decreased $14 million, driven by lower occupancy expense, salaries and employee benefits and other operating expense, partially offset by higher equipment, amortization of software, and outside services. Results reflected the impact of the Chicago Divestiture and investments to drive future growth, offset by the benefit of efficiency initiatives.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Tax Expense
Income tax expense of $423 million increased from $403 million in 2014, respectively and reflected an effective tax rate of 33.5%, which increased from 31.8% in 2014. The increase in the effective income tax rate related to the tax-rate impact of combined reporting legislation, non-deductible permanent expense items, and the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. Furthermore, these increases were partially offset by the tax rate impact of the gain on the Chicago Divestiture in the second quarter of 2014.
At December 31, 2015, we reported a net deferred tax liability of $730 million, compared to a $493 million liability at December 31, 2014. The increase in the net deferred tax liability was primarily attributable to the increase in the deferred tax liability related to temporary differences of $261 million. For further discussion, see Note 15 “Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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
The following tables present certain financial data of our operating segments, other and consolidated:

	As of and for the Year Ended December 31, 2015
(dollars in millions)	Consumer Banking	Commercial Banking	Other (1)	Consolidated
Net interest income	$2,198	$1,162	$42	$3,402
Noninterest income	910	415	97	1,422
Total revenue	3,108	1,577	139	4,824
Noninterest expense	2,456	709	94	3,259
Profit before provision for credit losses	652	868	45	1,565
Provision for credit losses	252	(13)	63	302
Income (loss) before income tax expense (benefit)	400	881	(18)	1,263
Income tax expense (benefit)	138	302	(17)	423
Net income (loss)	$262	$579	($1)	$840
Loans and leases and loans held for sale (year-end)	$53,344	$42,987	$3,076	$99,407
Average Balances:
Total assets	$52,848	$42,800	$39,422	$135,070
Loans and leases and loans held for sale	51,484	41,593	3,469	96,546
Deposits	69,748	23,473	5,933	99,154
Interest-earning assets	51,525	41,689	29,736	122,950
Key Performance Metrics:
Net interest margin	4.27%	2.79%	NM	2.75%
Efficiency ratio	79.02	44.94	NM	67.56
Average loans to average deposits ratio (2)	73.81	177.19	NM	97.37
Return on average total tangible assets	0.50	1.35	NM	0.65
Return on average tangible common equity (3)	5.53	12.41	NM	6.45
(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Loans and Leases-Non-Core Assets.”
(2) Ratios include loans and leases held for sale.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.

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
Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$2,198	$2,151	$47	2%
Noninterest income	910	899	11	1
Total revenue	3,108	3,050	58	2
Noninterest expense	2,456	2,513	(57)	(2)
Profit before provision for credit losses	652	537	115	21
Provision for credit losses	252	259	(7)	(3)
Income before income tax expense	400	278	122	44
Income tax expense	138	96	42	44
Net income	$262	$182	$80	44
Loans and leases and loans held for sale (year-end)	$53,344	$49,919	$3,425	7
Average Balances:
Total assets	$52,848	$48,939	$3,909	8%
Loans and leases and loans held for sale (1)	51,484	47,745	3,739	8
Deposits and deposits held for sale (2)	69,748	68,214	1,534	2
Interest-earning assets	51,525	47,777	3,748	8
Key Performance Metrics:
Net interest margin	4.27%	4.50%	(23) bps	—
Efficiency ratio	79.02	82.39	(337) bps	—
Average loans to average deposits ratio (3)	73.81	69.99	382 bps	—
Return on average total tangible assets	0.50	0.37	13 bps	—
Return on average tangible common equity (4)	5.53	3.90	163 bps	—

(1)  Average loans held for sale for the year ended December 31, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the year ended December 31, 2014 include deposits relating to the Chicago Divestiture.
(3) Ratios include both loans and leases held for sale and deposits held for sale.
(4)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.

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
Net interest income of $2.2 billion increased 2% from 2014, driven by the benefit of loan growth, with particular strength in auto, residential mortgage and student loans of $910 million partially offset by the effect of the relatively persistent low-rate environment as well as the impact of the Chicago Divestiture. Noninterest income increased 1% driven by strength in mortgage banking and higher service charges, partially offset by the Chicago Divestiture.
Noninterest expense of $2.5 billion in 2015 decreased $57 million, or 2%, from $2.5 billion in 2014, reflecting a combination of the Chicago Divestiture and cost saving actions, offset by the continued investment in the business to drive future growth.
Provision for credit losses of $252 million in 2015 decreased $7 million, or 3%, from $259 million in 2014, reflecting continued improvement in credit quality, partially offset by the continued growth in loan balances.
Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$1,162	$1,073	$89	8%
Noninterest income	415	429	(14)	(3)
Total revenue	1,577	1,502	75	5
Noninterest expense	709	652	57	9
Profit before provision for credit losses	868	850	18	2
Provision for credit losses	(13)	(6)	(7)	(117)
Income before income tax expense	881	856	25	3
Income tax expense	302	295	7	2
Net income	$579	$561	$18	3
Loans and leases and loans held for sale (year-end)	$42,987	$39,861	$3,126	8
Average Balances:
Total assets	$42,800	$38,483	$4,317	11%
Loans and leases and loans held for sale (1)	41,593	37,683	3,910	10
Deposits and deposits held for sale (2)	23,473	19,838	3,635	18
Interest-earning assets	41,689	37,809	3,880	10
Key Performance Metrics:
Net interest margin	2.79%	2.84%	(5) bps	—
Efficiency ratio	44.94	43.37	157 bps	—
Average loans to average deposits ratio (3)	177.19	189.96	(1,277) bps	—
Return on average total tangible assets	1.35	1.46	(11) bps	—
Return on average tangible common equity (4)	12.41	13.43	(102) bps	—

(1)  Average loans held for sale for the year ended December 31, 2014 include loans relating to the Chicago Divestiture.
(2) Average deposits held for sale for the year ended December 31, 2014 include deposits relating to the Chicago Divestiture.
(3) Ratios include both loans and leases held for sale and deposits held for sale.
(4)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.
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
Noninterest income of $415 million in 2015 decreased $14 million, or 3%, from 2014 as the benefit of an increase in service charges and fees, interest rate products, and card fees was more than offset by lower leasing income, foreign exchange and letter of credit fees, and capital markets fee income.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Other

	As of and for the Year Ended December 31,
(dollars in millions)	2015	2014	Change	Percent
Net interest income	$42	$77	($35)	(45%)
Noninterest income	97	350	(253)	(72)
Total revenue	139	427	(288)	(67)
Noninterest expense	94	227	(133)	(59)
Profit before provision for credit losses	45	200	(155)	(78)
Provision for credit losses	63	66	(3)	(5)
(Loss) income before income tax (benefit) expense	(18)	134	(152)	(113)
Income tax (benefit) expense	(17)	12	(29)	(242)
Net (loss) income	($1)	$122	($123)	(101)
Loans and leases and loans held for sale (year-end)	$3,076	$3,911	($835)	(21)
Average Balances:
Total assets	$39,422	$40,202	($780)	(2%)
Loans and leases and loans held for sale	3,469	4,316	(847)	(20)
Deposits and deposits held for sale	5,933	4,512	1,421	31
Interest-earning assets	29,736	30,601	(865)	(3)
Other recorded a net loss of $1 million in 2015 compared to net income of $122 million in 2014. The net loss in 2015 included $31 million of after-tax restructuring charges and special items. Net income in 2014 included a $180 million after-tax gain related to the Chicago Divestiture partially offset by $105 million of after-tax restructuring charges and special items. Excluding these items, adjusted net income* decreased by $17 million.
Net interest income in 2015 decreased $35 million to $42 million compared to $77 million in 2014. The decrease was driven primarily by an increase in wholesale funding costs, and lower non-core loans, partially offset by a reduction in interest rate swap costs.
Noninterest income in 2015 decreased $253 million driven by the $288 million pre-tax gain on the Chicago Divestiture. Excluding the gain, adjusted noninterest income* increased $35 million driven by an accounting change for low-income housing investments, which is offset in income tax expense.
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
Total assets as of December 31, 2015 included $2.1 billion and $4.7 billion of goodwill related to the Consumer Banking and Commercial Banking reporting units, respectively. For further information regarding the reconciliation of segment results to GAAP results, see Note 23 “Business Segments” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	December 31, 2016		December 31, 2015		December 31, 2014		Change in Fair Value from 2016-2015
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury and other	$30	$30	$16	$16	$15	$15	$14	88%
State and political subdivisions	8	8	9	9	10	10	(1)	(11)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,231	19,045	17,234	17,320	17,683	17,934	1,725	10
Other/non-agency	427	401	555	522	703	672	(121)	(23)
Total mortgage-backed securities	19,658	19,446	17,789	17,842	18,386	18,606	1,604	9
Total debt securities	19,696	19,484	17,814	17,867	18,411	18,631	1,617	9
Marketable equity securities	5	5	5	5	10	13	—	—
Other equity securities	12	12	12	12	12	12	—	—
Total equity securities	17	17	17	17	22	25	—	—
Total securities available for sale	$19,713	$19,501	$17,831	$17,884	$18,433	$18,656	$1,617	9%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,126	$4,094	$4,105	$4,121	$3,728	$3,719	($27)	(1%)
Other/non-agency	945	964	1,153	1,176	1,420	1,474	(212)	(18)
Total securities held to maturity	$5,071	$5,058	$5,258	$5,297	$5,148	$5,193	($239)	(5%)
Other Investment Securities, at Fair Value:
Money market mutual fund	$91	$91	$65	$65	$28	$28	$26	40%
Other investments	5	5	5	5	5	5	—	—
Total other investment securities, at fair value	$96	$96	$70	$70	$33	$33	$26	37%
Other Investment Securities, at Cost:
Federal Reserve Bank stock	$463	$463	$468	$468	$477	$477	($5)	(1%)
Federal Home Loan Bank stock	479	479	395	395	390	390	84	21
Total other investment securities, at cost	$942	$942	$863	$863	$867	$867	$79	9%

As of December 31, 2016, the fair value of the AFS and HTM securities portfolio increased $1.4 billion to $24.6 billion, compared with $23.2 billion as of December 31, 2015, driven by net purchases of $1.7 billion in securities that were bought for liquidity management purposes and offset by a decrease in market value of $300 million due to an increase in interest rates.
As of December 31, 2016, the portfolio’s average effective duration was 4.3 years compared with 3.5 years as of December 31, 2015. Higher long-term rates reduced prepayment speed forecasts on mortgages, extending the duration on mortgage backed securities. The increase in securities duration was most pronounced in the fourth quarter of 2016 as interest rates increased significantly in this period. We manage the securities portfolio duration through asset selection and securities structure which combine to limit the duration extension.
The securities portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent the vast majority of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I, Item 1 — Business, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	As of December 31, 2016
	Distribution of Maturities
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
Debt securities available for sale:
U.S. Treasury and other	$30	$—	$—	$—	$30
State and political subdivisions	—	—	—	8	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	27	1,177	18,026	19,231
Other/non-agency	—	36	3	388	427
Total debt securities available for sale	31	63	1,180	18,422	19,696
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,126	4,126
Other/non-agency	—	—	—	945	945
Total debt securities held to maturity	—	—	—	5,071	5,071
Total amortized cost of debt securities (1)	$31	$63	$1,180	$23,493	$24,767
Weighted-average yield (2)	0.63%	4.71%	2.26%	2.50%	2.49%
(1) As of December 31, 2016, no investments exceeded 10% of stockholders’ equity.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the composition of loans and leases, including non-core loans, as of:

	December 31,					Change from 2016-2015
(dollars in millions)	2016	2015	2014	2013	2012	$	%
Commercial	$37,274	$33,264	$31,431	$28,667	$28,856	$4,010	12%
Commercial real estate	10,624	8,971	7,809	6,948	6,459	1,653	18
Leases	3,753	3,979	3,986	3,780	3,415	(226)	(6)
Total commercial	51,651	46,214	43,226	39,395	38,730	5,437	12
Residential mortgages	15,115	13,318	11,832	9,726	9,323	1,797	13
Home equity loans	1,858	2,557	3,424	4,301	5,106	(699)	(27)
Home equity lines of credit	14,100	14,674	15,423	15,667	16,672	(574)	(4)
Home equity loans serviced by others	750	986	1,228	1,492	2,024	(236)	(24)
Home equity lines of credit serviced by others	219	389	550	679	936	(170)	(44)
Automobile	13,938	13,828	12,706	9,397	8,944	110	1
Student	6,610	4,359	2,256	2,208	2,198	2,251	52
Credit cards	1,691	1,634	1,693	1,691	1,691	57	3
Other retail	1,737	1,083	1,072	1,303	1,624	654	60
Total retail	56,018	52,828	50,184	46,464	48,518	3,190	6
Total loans and leases	$107,669	$99,042	$93,410	$85,859	$87,248	$8,627	9%
Total loans and leases of $107.7 billion as of December 31, 2016, increased $8.6 billion, or 9%, from $99.0 billion as of December 31, 2015, reflecting growth in both commercial and retail products. Total commercial loans and leases of $51.7 billion grew $5.4 billion, or 12%, from $46.2 billion as of December 31, 2015, reflecting commercial loan growth of $4.0 billion and commercial real estate loan growth of $1.7 billion. Total retail loans of $56.0 billion increased by $3.2 billion, or 6%, from $52.8 billion as of December 31, 2015, largely driven by a $2.3 billion increase in student loans and a $1.8 billion increase in residential mortgages, partially offset by lower home equity balances.
Loan purchases and sales in 2016, including loans held for sale, net of runoff of previously purchased loans, reduced loan growth by $202 million. See Note 4 “Loans and Leases” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, for further information.
Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
The following table is a summary of loans and leases by remaining maturity or repricing date:

	December 31, 2016
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial	$31,704	$3,508	$2,062	$37,274
Commercial real estate	10,423	61	140	10,624
Leases	601	2,183	969	3,753
Total commercial	42,728	5,752	3,171	51,651
Residential mortgages	1,414	1,228	12,473	15,115
Home equity loans	459	282	1,117	1,858
Home equity lines of credit	12,089	693	1,318	14,100
Home equity loans serviced by others	—	466	284	750
Home equity lines of credit serviced by others	219	—	—	219
Automobile	131	8,254	5,553	13,938
Student	14	630	5,966	6,610
Credit cards	1,471	220	—	1,691
Other retail	500	834	403	1,737
Total retail	16,297	12,607	27,114	56,018
Total loans and leases	$59,025	$18,359	$30,285	$107,669
Loans and leases due after one year at fixed interest rates		$14,464	$20,618	$35,082
Loans and leases due after one year at variable interest rates		3,895	9,667	13,562

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loan and Lease Concentrations
At December 31, 2016, we did not identify any concentration of loans and leases that exceeded 10% of total loans and leases which were not otherwise disclosed as a category of loans and leases. For further information on how we managed concentration exposures, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

Non-Core Assets
The table below presents the composition of our non-core assets:

	December 31,
(dollars in millions)	2016	2015	Change	Percent
Commercial	$144	$38	$106	279%
Commercial real estate	59	130	(71)	(55)
Leases	874	—	874	100
Total commercial	1,077	168	909	541
Residential mortgages	173	297	(124)	(42)
Home equity loans	45	69	(24)	(35)
Home equity lines of credit	50	74	(24)	(32)
Home equity loans serviced by others	750	986	(236)	(24)
Home equity lines of credit serviced by others	219	389	(170)	(44)
Student	291	329	(38)	(12)
Total retail	1,528	2,144	(616)	(29)
Total non-core loans	2,605	2,312	293	13
Other assets	155	26	129	496
Total non-core assets	$2,760	$2,338	$422	18%

Non-core assets are primarily loans and leases inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.8 billion as of December 31, 2016 increased $422 million, or 18%, from December 31, 2015. These results were driven by a $909 million increase in total commercial non-core loans related to the transfer of a $1.2 billion lease and loan portfolio tied to legacy RBS aircraft leasing borrowers that we placed in runoff following a review of Asset Finance in third quarter 2016. The increase in total commercial non-core loans was partially offset by a $616 million decrease in total retail non-core loans.
Retail non-core loan balances of $1.5 billion decreased $616 million, or 29%, compared to December 31, 2015. The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $969 million as of December 31, 2016, compared to $1.4 billion as of December 31, 2015. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $505 million and $763 million as of December 31, 2016 and 2015, respectively. The SBO portfolio has been closed to new purchases since the third quarter of 2007. The SBO portfolio represented 3% of the retail real estate secured portfolio and 2% of the overall retail loan portfolio as of December 31, 2016.
The credit profile of the SBO portfolio was weaker than the core real estate portfolio, with a weighted-average refreshed FICO score of 711 and CLTV of 87% as of December 31, 2016. The proportion of the portfolio in a second lien position was 96% with 71% of the portfolio in out-of-footprint geographies including 27% in California, Nevada, Arizona and Florida.
SBO net charge-offs of $25 million in 2016 increased $4 million from 2015 and totaled 2.17% of the SBO portfolio in 2016 compared to 1.29% in 2015, driven by balance liquidation.
Allowance for Credit Losses and Nonperforming Assets
We and our banking subsidiaries, CBNA and CBPA, maintain an allowance for credit losses, consisting of an ALLL and a reserve for unfunded lending commitments. This allowance is created through charges to income, specifically through the provision for credit loss account, and is maintained at an appropriate level adequate to absorb anticipated losses and is determined in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Summary of Loan and Lease Loss Experience
The following table summarized the changes to our ALLL:

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Allowance for Loan and Lease Losses — Beginning:
Commercial	$376	$388	$361	$379	$394
Commercial real estate	111	61	78	111	279
Leases	23	23	24	19	18
Qualitative (1)	86	72	35	—	—
Total commercial	596	544	498	509	691
Residential mortgages	46	63	104	74	105
Home equity loans	39	50	85	82	62
Home equity lines of credit	132	152	159	107	116
Home equity loans serviced by others	29	47	85	146	241
Home equity lines of credit serviced by others	3	11	18	32	52
Automobile	106	58	23	30	40
Student	96	93	83	75	73
Credit cards	60	68	72	65	72
Other retail	28	32	34	46	55
Qualitative (1)	81	77	60	—	—
Total retail	620	651	723	657	816
Unallocated (1) (Eliminated in 2013)	—	—	—	89	191
Total allowance for loan and lease losses — beginning	$1,216	$1,195	$1,221	$1,255	$1,698
Gross Charge-offs:
Commercial	($56)	($30)	($31)	($72)	($127)
Commercial real estate	(14)	(6)	(12)	(36)	(129)
Leases	(9)	—	—	—	(1)
Total commercial	(79)	(36)	(43)	(108)	(257)
Residential mortgages	(21)	(22)	(36)	(54)	(85)
Home equity loans	(16)	(34)	(55)	(77)	(121)
Home equity lines of credit	(43)	(59)	(80)	(102)	(118)
Home equity loans serviced by others	(38)	(32)	(55)	(119)	(220)
Home equity lines of credit serviced by others	(12)	(14)	(12)	(27)	(48)
Automobile	(160)	(117)	(41)	(19)	(29)
Student	(52)	(51)	(54)	(74)	(88)
Credit cards	(58)	(59)	(64)	(68)	(68)
Other retail	(57)	(56)	(53)	(55)	(76)
Total retail	(457)	(444)	(450)	(595)	(853)
Total gross charge-offs	($536)	($480)	($493)	($703)	($1,110)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Gross Recoveries:
Commercial	$21	$18	$35	$46	$64
Commercial real estate	12	31	23	40	47
Leases	—	—	—	1	2
Total commercial	33	49	58	87	113
Residential mortgages	9	12	11	10	16
Home equity loans	18	11	24	26	27
Home equity lines of credit	18	18	15	19	9
Home equity loans serviced by others	19	17	21	23	22
Home equity lines of credit serviced by others	6	8	5	5	5
Automobile	65	49	20	12	21
Student	11	12	9	13	14
Credit cards	8	8	7	7	8
Other retail	14	12	—	—	—
Total retail	168	147	112	115	122
Total gross recoveries	$201	$196	$170	$202	$235
Net (Charge-offs)/Recoveries:
Commercial	($35)	($12)	$4	($26)	($63)
Commercial real estate	(2)	25	11	4	(82)
Leases	(9)	—	—	1	1
Total commercial	(46)	13	15	(21)	(144)
Residential mortgages	(12)	(10)	(25)	(44)	(69)
Home equity loans	2	(23)	(31)	(51)	(94)
Home equity lines of credit	(25)	(41)	(65)	(83)	(109)
Home equity loans serviced by others	(19)	(15)	(34)	(96)	(198)
Home equity lines of credit serviced by others	(6)	(6)	(7)	(22)	(43)
Automobile	(95)	(68)	(21)	(7)	(8)
Student	(41)	(39)	(45)	(61)	(74)
Credit cards	(50)	(51)	(57)	(61)	(60)
Other retail	(43)	(44)	(53)	(55)	(76)
Total retail	(289)	(297)	(338)	(480)	(731)
Total net (charge-offs)/recoveries	($335)	($284)	($323)	($501)	($875)
Ratio of net charge-offs to average loans and leases	(0.32%)	(0.30%)	(0.36%)	(0.59%)	(1.01%)
Provision for Loan and Lease Losses:
Commercial	$117	$—	$23	$13	$48
Commercial real estate	(17)	25	(28)	(36)	(84)
Leases	34	—	(1)	4	—
Qualitative (1)	(21)	14	37	—	—
Total commercial	113	39	31	(19)	(36)
Residential mortgages	8	(7)	(16)	53	38
Home equity loans	(22)	12	(4)	32	114
Home equity lines of credit	9	21	58	85	100
Home equity loans serviced by others	(1)	(3)	(4)	35	103
Home equity lines of credit serviced by others	6	(2)	—	8	23
Automobile	99	116	56	—	(2)
Student	21	42	55	69	76
Credit cards	53	43	53	71	53
Other retail	42	40	51	43	67
Qualitative (1)	27	4	17	—	—
Total retail	242	266	266	396	572
Unallocated(1) (Eliminated in 2013)	—	—	—	103	(102)
Total provision for loan and lease losses	$355	$305	$297	$480	$434

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Transfers - General Allowance to Qualitative Allowance: (1)
Commercial	$—	$—	$—	$35	$—
Retail	—	—	—	60	—
Unallocated(1) (Eliminated in 2013)	—	—	—	(95)	—
Total Transfers	$—	$—	$—	$—	$—
Retail Emergence Period Change: (2)
Residential mortgages	$—	$—	$—	$21	$—
Home equity loans	—	—	—	22	—
Home equity lines of credit	—	—	—	53	—
Total retail	—	—	—	96	—
Unallocated(1) (Eliminated in 2013)	—	—	—	(96)	—
Total emergence period change	$—	$—	$—	$—	$—
Sale/Other:
Commercial	$—	$—	$—	($5)	$—
Commercial real estate	—	—	—	(1)	(2)
Total commercial	—	—	—	(6)	(2)
Residential mortgages	—	—	—	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	(3)	—
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Student	—	—	—	—	—
Credit cards	—	—	—	(3)	—
Other retail	—	—	—	—	—
Total retail	—	—	—	(6)	—
Unallocated(1) (Eliminated in 2013)	—	—	—	(1)	—
Total sale/other	$—	$—	$—	($13)	($2)
Total Allowance for Loan and Lease Losses — Ending:
Commercial	458	376	$388	$361	$379
Commercial real estate	92	111	61	78	111
Leases	48	23	23	24	19
Qualitative (1)	65	86	72	35	—
Total commercial	663	596	544	498	509
Residential mortgages	42	46	63	104	74
Home equity loans	19	39	50	85	82
Home equity lines of credit	116	132	152	159	107
Home equity loans serviced by others	9	29	47	85	146
Home equity lines of credit serviced by others	3	3	11	18	32
Automobile	110	106	58	23	30
Student	76	96	93	83	75
Credit cards	63	60	68	72	65
Other retail	27	28	32	34	46
Qualitative (1)	108	81	77	60	—
Total retail	573	620	651	723	657
Unallocated (1) (Eliminated in 2013)	—	—	—	—	89
Total allowance for loan and lease losses — ending	$1,236	$1,216	$1,195	$1,221	$1,255

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Reserve for Unfunded Lending Commitments — Beginning	$58	$61	$39	$40	$61
Provision for unfunded lending commitments	14	(3)	22	(1)	(21)
Reserve for unfunded lending commitments — ending	$72	$58	$61	$39	$40
Total Allowance for Credit Losses — Ending	$1,308	$1,274	$1,256	$1,260	$1,295
(1) As discussed in Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, the ALLL is reviewed separately for commercial and retail loans, and the ALLL for each includes an adjustment for qualitative allowance that includes certain risks, factors and events that might not be measured in the statistical analysis. As a result of this adjustment, the unallocated allowance was absorbed into the separately measured commercial and retail qualitative allowance during 2013.
(2) During December 2016, changes to the incurred loss period were reflected as components of the provision for retail property secured products. During December 2013, we updated our estimate of the incurred loss period for certain residential mortgages. This change reflected an analysis of defaulted borrowers and aligned to management’s view that incurred but unrealized losses emerge differently during various points of an economic/business cycle.
Allocation of the Allowance for Loan and Lease Losses
The following table presents an allocation of the ALLL by class and the percent of each class of loans and leases to the total loans and leases:

	December 31,
(dollars in millions)	2016		2015		2014		2013		2012
Commercial	$458	35%	$376	34%	$388	34%	$361	33%	$379	33%
Commercial real estate	92	10	111	9	61	8	78	8	111	7
Leases	48	3	23	4	23	4	24	5	19	4
Qualitative	65	N/A	86	N/A	72	N/A	35	N/A	—	N/A
Total commercial	663	48	596	47	544	46	498	46	509	44
Residential mortgages	42	14	46	13	63	13	104	11	74	11
Home equity loans	19	2	39	3	50	4	85	5	82	6
Home equity lines of credit	116	13	132	15	152	16	159	18	107	19
Home equity loans serviced by others	9	1	29	1	47	1	85	2	146	2
Home equity lines of credit serviced by others	3	—	3	—	11	1	18	1	32	1
Automobile	110	13	106	14	58	14	23	11	30	10
Student	76	6	96	4	93	2	83	3	75	3
Credit cards	63	1	60	2	68	2	72	2	65	2
Other retail	27	2	28	1	32	1	34	1	46	2
Qualitative	108	N/A	81	N/A	77	N/A	60	N/A	—	N/A
Total retail	573	52	620	53	651	54	723	54	657	56
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	89	N/A
Total loans and leases	$1,236	100%	$1,216	100%	$1,195	100%	$1,221	100%	$1,255	100%
The allowance for credit losses totaled $1.3 billion at December 31, 2016 and 2015. Our ALLL was 1.15% of total loans and leases and 118% of nonperforming loans and leases as of December 31, 2016 compared with 1.23% and 115%, respectively, as of December 31, 2015. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments. However, as part of the annual review of loss emergence periods, the incurred loss periods for retail property secured loans were extended.
Overall credit quality continued to improve reflecting growth in lower risk retail loans and modest increases in commercial categories. Nonperforming loans and leases of $1.0 billion as of December 31, 2016 decreased $15 million from December 31, 2015, reflecting improvements in retail real estate secured categories offset by an increase in commercial nonperforming assets, largely driven by commodities-related businesses. Net charge-offs of $335 million increased $51 million, or 18%, from $284 million in 2015, as a $59 million increase in commercial, largely tied to commodities-related businesses, and a reduction in commercial real estate recoveries more than offset an $8 million decrease in retail. Net charge-offs of 0.32% of average total loans and leases remained relatively stable with 0.30% in 2015. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Risk Elements
The following table presents a summary of nonaccrual, past due and restructured loans and leases by class:

	December 31,
(in millions)	2016	2015	2014	2013	2012
Nonaccrual loans and leases
Commercial	$322	$70	$113	$96	$119
Commercial real estate	50	77	50	169	386
Leases	15	—	—	—	1
Total commercial	387	147	163	265	506
Residential mortgages	144	331	345	382	486
Home equity loans	98	135	203	266	298
Home equity lines of credit	243	272	257	333	259
Home equity loans serviced by others	32	38	47	59	92
Home equity lines of credit serviced by others	33	32	25	30	41
Automobile	50	42	21	16	16
Student	38	35	11	3	3
Credit cards	16	16	16	19	20
Other retail	4	3	5	10	9
Total retail	658	904	930	1,118	1,224
Total nonaccrual loans and leases	$1,045	$1,051	$1,093	$1,383	$1,730
Loans and leases that are accruing and 90 days or more delinquent
Commercial	2	1	1	—	71
Commercial real estate	—	—	—	—	33
Leases	—	—	—	—	—
Total commercial	2	1	1	—	104
Residential mortgages	18	—	—	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Student	5	6	6	31	33
Credit cards	—	—	1	2	2
Other retail	1	2	—	—	—
Total retail	24	8	7	33	35
Total accruing and 90 days or more delinquent	26	9	8	33	139
Total	$1,071	$1,060	$1,101	$1,416	$1,869
Troubled debt restructurings (1)	$633	$909	$955	$777	$704
(1) TDR balances reported in this line item consist of only those TDRs not reported in the nonaccrual loan or accruing and 90 days or more delinquent loan categories. Thus, only those TDRs that are in compliance with their modified terms and not past due, or those TDRs that are past due 30-89 days and still accruing are included in the TDR balances listed above.
Potential Problem Loans and Leases
At December 31, 2016, we did not identify any potential problem loans or leases within the portfolio that were not already included in “—Risk Elements.” Potential problem loans or leases consist of loans and leases where information about a borrower’s possible credit problems cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial real estate loans and leases. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For commercial loans and leases, we use regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness that indicates an increased probability of future loss. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Nonperforming commercial loans and leases increased $239 million to $387 million as of December 31, 2016 from $148 million as of December 31, 2015, largely reflecting a $248 million increase tied to commodities-related businesses partially offset by a $27 million reduction in commercial real estate. These results also reflect the impact of revised regulatory guidance related to multi-tiered debt structures on the reserve-based lending portion of the oil and gas portfolio. As of December 31, 2016, total commercial nonperforming loans were 0.7% of the commercial loan portfolio compared to 0.3% as of December 31, 2015. Total 2016 commercial loan and lease net charge-offs of $46 million increased from a net recovery of $13 million in 2015, largely reflecting an increase tied to commodities-related businesses and a reduction in commercial real estate recoveries of prior period charge-offs.
Total commercial criticized loans and leases totaled $2.9 billion, or 5.6% of total commercial loans and leases as of December 31, 2016, compared to $2.6 billion, or 5.6%, as of December 31, 2015. Commercial criticized balances of $2.3 billion, or 6.1% of commercial loans, as of December 31, 2016, increased modestly from $2.0 billion, or 6.0%, as of December 31, 2015. Commercial real estate criticized balances of $478 million, or 4.5% of the commercial real estate portfolio, decreased from $521 million, or 5.8%, as of December 31, 2015. Commercial criticized loans to total criticized loans of 78% as of December 31, 2016 compared to 76% as of December 31, 2015. Commercial real estate accounted for 16% of criticized loans as of December 31, 2016 compared to 20% as of December 31, 2015.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to monitor credit quality. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators are continually updated and monitored. Our retail loan portfolio remains focused on lending across the New England, Mid-Atlantic and Midwest regions, with continued geographic expansion outside the footprint primarily in the auto finance, student lending and unsecured portfolios. Retail assets increased $3.2 billion to $56.0 billion as of December 31, 2016, a 6.0% increase from December 31, 2015, driven by growth in the student lending, residential mortgage portfolios and other unsecured, offset by continued runoff in home equity.
Nonperforming retail loans as a percentage of total retail loans were 1.2% as of December 31, 2016, a decrease of 50 basis points from December 31, 2015, driven primarily by the third quarter 2016 TDR transaction and the first quarter 2016 reclassification of residential mortgage loans guaranteed by government entities to accruing status in keeping with industry practice. Nonperforming balances at December 31, 2016 also excluded $50 million of government guaranteed loans.
The credit composition of our retail loan portfolio at December 31, 2016 remained favorable and well-positioned across all product lines with an average refreshed FICO score of 759, improving two points from December 31, 2015, as we continue to put high quality assets in our retail portfolio. The real estate secured portfolio CLTV ratio, which is calculated as the mortgage and second lien loan balance divided by the appraised value of the property, was 62% as of December 31, 2016 compared to 64% as of December 31, 2015. Retail asset quality continued to improve with a net charge-off rate (core and non-core) of 0.53% for the year ended December 31, 2016, a decrease of five basis points from the year ended December 31, 2015, driven by broad improvement in the home equity, student and other unsecured retail portfolios.
HELOC Payment Shock
For information regarding the possible HELOC payment shock, see “—Key Factors Affecting Our Business — HELOC Payment Shock.”
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that we would not otherwise make. TDRs typically result from our loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our borrower’s financial needs. The types of concessions include interest rate reductions, term extensions, principal forgiveness and other modifications to the structure of the loan that fall outside our lending policy. Depending on the specific facts and circumstances of the customer, restructuring can involve loans moving to nonaccrual, remaining on nonaccrual, or remaining on accrual status.
As of December 31, 2016, $799 million of retail loans were classified as retail TDRs, compared with $1.2 billion as of December 31, 2015. The decrease was driven by the impact of the third quarter 2016 sale of $310 million of retail TDRs, including

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

$255 million of residential mortgages and $55 million of home equity loans. As of December 31, 2016, $233 million of retail TDRs were in nonaccrual status with 55% current on payments compared to $379 million of retail TDRs at December 31, 2015, with 51% current on payments. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
The following tables present an aging of our retail TDRs:

	December 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$115	$12	$5	$46	$178
Home equity loans	116	8	3	18	145
Home equity lines of credit	164	7	4	21	196
Home equity loans serviced by others	53	3	1	3	60
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	17	1	1	—	19
Student	148	3	2	2	155
Credit cards	23	1	1	1	26
Other retail	11	—	—	—	11
Total	$653	$35	$17	$94	$799

	December 31, 2015
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$327	$25	$12	$77	$441
Home equity loans	170	13	6	35	224
Home equity lines of credit	163	7	4	20	194
Home equity loans serviced by others	67	2	1	4	74
Home equity lines of credit serviced by others	6	1	—	3	10
Automobile	13	1	—	—	14
Student	157	4	2	2	165
Credit cards	25	1	1	1	28
Other retail	14	1	—	—	15
Total	$942	$55	$26	$142	$1,165

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present the accrual status of our retail TDRs:

	December 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$117	$61	$178
Home equity loans	102	43	145
Home equity lines of credit	126	70	196
Home equity loans serviced by others	43	17	60
Home equity lines of credit serviced by others	4	5	9
Automobile	10	9	19
Student	128	27	155
Credit cards	25	1	26
Other retail	11	—	11
Total	$566	$233	$799

	December 31, 2015
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$279	$162	$441
Home equity loans	158	66	224
Home equity lines of credit	107	87	194
Home equity loans serviced by others	52	22	74
Home equity lines of credit serviced by others	4	6	10
Automobile	6	8	14
Student	138	27	165
Credit cards	27	1	28
Other retail	15	—	15
Total	$786	$379	$1,165

Impact of Nonperforming Loans and Leases on Interest Income

The following table presents the gross interest income for both nonaccrual and restructured loans that would have been recognized if those loans had been current in accordance with their original contractual terms, and had been outstanding throughout the year, or since origination if held for only part of the year. The table also presents the interest income related to these loans that was actually recognized for the year.

(in millions)	For the Year Ended December 31, 2016
Gross amount of interest income that would have been recorded (1)	$121
Interest income actually recognized	13
Total interest income foregone	$108

(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

Cross-Border Outstandings

Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency.

As of December 31, 2016, 2015 and 2014, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances on wholesale funding hedges totaled $3.0 billion as of December 31, 2016 and $5.0 billion as of December 31, 2015. Pay-fixed rates on the swaps ranged from 0.91% to 1.98% as of December 31, 2016 and 1.96% to 4.30% as of December 31, 2015. As of December 31, 2016, $1.0 billion are forward starting positions which begin accruing interest starting in January 2018. At December 31, 2015 we also had a $500 million hedge of forecasted term debt issuance at a 1.82% pay fixed rate which was unwound in July 2016.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets, and to hedge market risk on fixed rate capital markets debt issuances. At December 31, 2016 and 2015, the notional amount of receive-fixed swap hedges totaled $10.4 billion and $11.3 billion, respectively. The fixed-rate ranges were 0.88% to 1.84% as of December 31, 2016 and 0.77% to 2.05% as of December 31, 2015. We paid one-month and three-month LIBOR on these swaps.
In December 2016, we unwound $3.0 billion of receive-fixed swaps and $3.0 billion of pay-fixed swaps with offsetting cash flow and risk profiles. The $6.0 billion reduction of swaps will create unused hedge capacity and reduce collateral needs on the cleared portion.
In November 2016, we entered into $2.0 billion of short-term maturity (1.5 to 2.0 years) pay-fixed interest rate swaps to hedge short-term floating rate wholesale funding. We pay fixed at rates ranging from 0.91% to 1.03% and receive one-month LIBOR.
In October 2016, we entered into a $500 million five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and modestly reduce longer-term net interest income sensitivity. We receive a fixed rate of 1.10% on the agreement and pay one month LIBOR. Additionally, $500 million in legacy pay-fixed swaps hedging wholesale funding matured during the month.
In third quarter 2016, we entered into $2.9 billion five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and modestly reduce longer-term net interest income sensitivity. We receive fixed at rates ranging from 0.88% to 1.07% on the agreements and pay one-month LIBOR.
In July 2016, we unwound $1.0 billion in swaps related to a subordinated debt buy back, comprised of a $500 million fair value hedge of the notes bought back, and $500 million hedging the forecast senior debt issuance used to retire the debt.
In June 2016, we entered into a $500 million five-year receive-fixed interest rate swap designed to hedge the interest-rate exposure on floating rate commercial loans and modestly reduce longer-term net interest income sensitivity. We receive a fixed rate of 1.09% on the agreement and pay one-month LIBOR.
In March and May 2016, we entered into receive-fixed interest-rate swaps totaling $750 million and $1.0 billion, respectively, to manage the interest rate exposure on a medium term debt issued in the same months. These agreements converted the fixed-rate debt coupon to three-month LIBOR based floating funding. We receive a fixed rate of 1.06% and 1.17%, respectively, on the swap agreements and pay three-month LIBOR.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 16 “Derivatives” in our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

	December 31, 2016			December 31, 2015
(dollars in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$13,350	$52	$193	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	54,656	557	452	33,719	540	455
Foreign exchange contracts	8,039	134	126	8,366	163	156
Other contracts	1,498	16	7	981	8	5
Total derivatives not designated as hedging instruments		707	585		711	616
Gross derivative fair values		759	778		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(106)	(106)		(178)	(178)
Less: Cash collateral applied (2)		(26)	(13)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$627	$659		$625	$485
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
(3) We also offset assets and liabilities associated with repurchase agreements on our Consolidated Balance Sheets. See Note 3, “Securities,” in our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
At December 31, 2016, the overall derivative asset value increased $2 million and the liability balance increased by $174 million from December 31, 2015, primarily due to higher fixed interest rates at December 31, 2016, compared to December 31, 2015.

Deposits
The table below presents the major components of our deposits:

	December 31,
(dollars in millions)	2016	2015	Change	Percent
Demand	$28,472	$27,649	$823	3%
Checking with interest	20,714	17,921	2,793	16
Regular savings	8,964	8,218	746	9
Money market accounts	38,176	36,727	1,449	4
Term deposits	13,478	12,024	1,454	12
Total deposits	$109,804	$102,539	$7,265	7%

Total deposits as of December 31, 2016, increased $7.3 billion, or 7% to $109.8 billion compared to $102.5 billion and reflected particular strength in checking with interest, term deposits, and money market products.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the average balances and average interest rates paid for deposits.

	For the Year Ended December 31,
(dollars in millions)	2016		2015		2014 (1)
	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Noninterest-bearing demand deposits (2)	$27,634	—	$26,606	—	$25,739	—
Checking with interest	$19,320	0.18%	$16,666	0.11%	$14,507	0.08%
Money market accounts	37,106	0.36	35,401	0.32	31,849	0.23
Regular savings	8,691	0.04	8,057	0.03	7,730	0.03
Term deposits	12,696	0.78	12,424	0.82	10,317	0.65
Total interest-bearing deposits (2)	$77,813	0.35%	$72,548	0.33%	$64,403	0.24%
(1) Excludes deposits held for sale
(2) The aggregate amount of deposits by foreign depositors in domestic offices was approximately $1.4 billion as of December 31, 2016 and $1.1 billion as of
December 31, 2015 and 2014.

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

	December 31,
(dollars in millions)	2016	2015	Change	Percent
Federal funds purchased	$533	$—	$533	100%
Securities sold under agreements to repurchase	615	802	(187)	(23)
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,211	2,630	581	22
Total short-term borrowed funds	$4,359	$3,432	$927	27%
Short-term borrowed funds of $4.4 billion as of December 31, 2016, increased $927 million from December 31, 2015, as a $581 million increase in other short-term borrowed funds, which was driven by a $749 million increase in senior debt that now matures in less than one year, and a $533 million increase in Fed funds purchased were partially offset by a $187 million decrease in customer repurchase agreements.
    As of December 31, 2016, our total contingent liquidity was $24.0 billion, consisting of $2.2 billion in net cash at the FRB (which is defined as cash less overnight Fed funds purchased), $19.0 billion in unencumbered high-quality liquid assets, and $2.8 billion in unused FHLB borrowing capacity. Asset liquidity, a component of contingent liquidity, consisting of net cash at the FRB and unencumbered high-quality and liquid securities, was $21.2 billion. Additionally, $11.8 billion in secured discount window capacity from the FRBs created total available liquidity of approximately $35.8 billion.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.26%	0.15%	0.14%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.94	0.44	0.26
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,522	$5,375	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,461	7,004	7,702
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$947	$3,364	$5,699
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,207	5,865	5,640
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.09%	0.22%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.64	0.28	0.25
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

	December 31,
(in millions)	2016	2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023	333	333
3.750% fixed rate subordinated debt, due 2024	250	250
4.023% fixed rate subordinated debt, due 2024	42	331
4.082% fixed rate subordinated debt, due 2025	—	331
4.350% fixed rate subordinated debt, due 2025	249	250
4.300% fixed rate subordinated debt, due 2025	749	750
2.375% fixed rate senior unsecured debt, due 2021	348	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017	—	749
2.300% senior unsecured notes, due 2018	745	747
2.450% senior unsecured notes, due 2019	747	752
2.500% senior unsecured notes, due 2019	741	—
2.550% senior unsecured notes, due 2021	965	—
Federal Home Loan advances due through 2033	7,264	5,018
Other	10	25
Total long-term borrowed funds	$12,790	$9,886
Note: The December 31, 2016 balances above reflect the impact of unamortized deferred issuance costs and discounts. See Note 12 “Borrowed Funds” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

On March 14, 2016, we issued $750 million of CBNA 2.500% fixed-rate senior notes due in 2019, and on May 13, 2016, we issued $1.0 billion of CBNA 2.550% fixed-rate senior notes due in 2021. On July 28, 2016, we issued $350 million of 2.375% fixed-rate senior notes due in 2021, and used the net proceeds and available cash to repurchase $334 million of 4.082% subordinated notes due 2025 and $166 million of 4.023% subordinated notes due 2024. On March 7, 2016, we repurchased $125 million of our 4.023% subordinated notes due 2024.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds of $12.8 billion as of December 31, 2016 increased $2.9 billion from December 31, 2015, driven by a $2.2 billion increase in FHLB borrowings, $950 million net increase in senior bank debt and a $348 million increase in senior holding company debt, partially offset by a $625 million reduction in subordinated debt.
Quarterly Results of Operations
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2016 and 2015, respectively. We have prepared the Consolidated Statement of Operations data and Balance Sheet data on the same basis as our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our audited Consolidated Financial Statements and the related notes, included in this report.
Supplementary Summary Consolidated Financial and Other Data (unaudited)

	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Operating Data:
Net interest income	$986	$945	$923	$904	$870	$856	$840	$836
Noninterest income (1)	377	435	355	330	362	353	360	347
Total revenue	1,363	1,380	1,278	1,234	1,232	1,209	1,200	1,183
Provision for credit losses	102	86	90	91	91	76	77	58
Noninterest expense (2) (5) (8)	847	867	827	811	810	798	841	810
Income before income tax expense	414	427	361	332	331	335	282	315
Income tax expense	132	130	118	109	110	115	92	106
Net income (3) (6) (9)	$282	$297	$243	$223	$221	$220	$190	$209
Net income available to common stockholders (3) (6) (9)	$282	$290	$243	$216	$221	$213	$190	$209
Net income per average common share- basic (4) (7) (10)	$0.55	$0.56	$0.46	$0.41	$0.42	$0.40	$0.35	$0.38
Net income per average common share- diluted(4) (7) (10)	$0.55	$0.56	$0.46	$0.41	$0.42	$0.40	$0.35	$0.38
Other Operating Data:
Return on average common equity (11) (17)	5.70%	5.82%	4.94%	4.45%	4.51%	4.40%	3.94%	4.36%
Return on average tangible common equity (12) (17)	8.43	8.58	7.30	6.61	6.75	6.60	5.90	6.53
Return on average total assets (13) (17)	0.76	0.82	0.69	0.65	0.64	0.65	0.56	0.63
Return on average total tangible assets (14) (17)	0.79	0.86	0.72	0.68	0.67	0.68	0.59	0.67
Efficiency ratio (15) (17)	62.18	62.88	64.71	65.66	65.76	66.02	70.02	68.49
Net interest margin (16) (17)	2.90	2.84	2.84	2.86	2.77	2.76	2.72	2.77
Stock Activity:
Share Price:
High	$36.56	$25.11	$24.24	$25.99	$27.17	$28.18	$28.71	$25.84
Low	24.22	18.58	18.34	18.04	22.48	21.14	24.03	22.67
Share Data:
Cash dividends declared and paid per common share	$0.12	$0.12	$0.12	$0.10	$0.10	$0.10	$0.10	$0.10
Dividend payout ratio	22%	22%	26%	24%	24%	25%	28%	26%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of
(dollars in millions)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Balance Sheet Data:
Total assets	$149,520	$147,015	$145,183	$140,077	$138,208	$135,447	$137,251	$136,535
Loans and leases (18)	107,669	105,467	103,551	100,991	99,042	97,431	96,538	94,494
Allowance for loan and lease losses	1,236	1,240	1,246	1,224	1,216	1,201	1,201	1,202
Total securities	25,610	25,704	24,398	24,057	24,075	24,354	25,134	25,121
Goodwill	6,876	6,876	6,876	6,876	6,876	6,876	6,876	6,876
Total liabilities	129,773	126,834	124,957	120,112	118,562	115,847	117,665	116,971
Deposits	109,804	108,327	106,257	102,606	102,539	101,866	100,615	98,990
Federal funds purchased and securities sold under agreements to repurchase	1,148	900	717	714	802	1,293	3,784	4,421
Other short-term borrowed funds	3,211	2,512	2,770	3,300	2,630	5,861	6,762	7,004
Long-term borrowed funds	12,790	11,902	11,810	10,035	9,886	4,153	3,890	3,904
Total stockholders’ equity	19,747	20,181	20,226	19,965	19,646	19,600	19,586	19,564
Other Balance Sheet Data:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.15%	1.18%	1.20%	1.21%	1.23%	1.23%	1.24%	1.27%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	118	112	119	113	115	116	114	106
Nonperforming loans and leases as a percentage of total loans and leases	0.97	1.05	1.01	1.07	1.07	1.06	1.09	1.20
Capital ratios:(19)
CET1 capital ratio (20)	11.2	11.3	11.5	11.6	11.7	11.8	11.8	12.2
Tier 1 capital ratio (21)	11.4	11.5	11.7	11.9	12.0	12.0	12.1	12.2
Total capital ratio (22)	14.0	14.2	14.9	15.1	15.3	15.4	15.3	15.5
Tier 1 leverage ratio (23)	9.9	10.1	10.3	10.4	10.5	10.4	10.4	10.5

(1) Third quarter 2016 noninterest income included $67 million of pre-tax notable items consisting of a $72 million gain on mortgage/home equity TDR transaction, partially offset by $5 million related to asset finance repositioning.
(2) Third quarter 2016 noninterest expense included $36 million of pre-tax notable items consisting of $17 million of TOP III efficiency initiatives, $11 million related to asset finance repositioning and $8 million of home equity operational items.
(3) Third quarter 2016 net income included $19 million of after-tax notable items consisting of a $45 million gain on mortgage/home equity TDR transaction, partially offset by $11 million of TOP III efficiency initiatives, $10 million related to asset finance repositioning and $5 million of home equity operational items.
(4) Third quarter 2016 net income per average common share, basic and diluted, included $0.04 related to notable items consisting of $0.09 attributable to the gain on mortgage/home equity TDR transaction, partially offset by a $0.02 impact from TOP III efficiency initiatives, $0.02 impact related to asset finance repositioning and a $0.01 impact from home equity operational items.
(5) Second quarter 2015 noninterest expense included $40 million of pre-tax restructuring charges and special items consisting of $25 million of restructuring charges, $1 million of CCAR and regulatory expenses and $14 million related to separation and rebranding.
(6) Second quarter 2015 net income included $25 million of after-tax restructuring charges and special items consisting of $15 million of restructuring charges, $1 million of CCAR and regulatory expenses and $9 million related to separation and rebranding.
(7) Second quarter 2015 net income per average common share, basic and diluted, included $0.05 attributed to restructuring and special items.
(8) First quarter 2015 noninterest expense included $10 million of pre-tax restructuring charges and special items consisting of $1 million of restructuring charges, $1 million of CCAR and regulatory expenses and $8 million related to separation and rebranding.
(9) First quarter 2015 net income included $6 million of after-tax restructuring charges and special items consisting of $1 million of restructuring charges and $5 million related to separation and rebranding.
(10) First quarter 2015 net income per average common share, basic and diluted, included $0.01 attributed to restructuring and special items.
(11) “Return on average common equity” is defined as net income available to common stockholders divided by average common equity. Average common equity represents average total stockholders’ equity less average preferred stock.
(12) “Return on average tangible common equity” is defined as net income (loss) available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles. Average common equity represents average total stockholders’ equity less average preferred stock.
(13) “Return on average total assets” is defined as net income (loss) divided by average total assets.
(14) “Return on average total tangible assets” is defined as net income (loss) divided by average total assets excluding average goodwill (net of related deferred tax liability) and average other intangibles.
(15) “Efficiency ratio is defined as the ratio of our total noninterest expense to the sum of net interest income and total noninterest income.
(16) “Net interest margin” is defined as net interest income divided by average total interest-earning assets.
(17) Ratios for the periods above are presented on an annualized basis.
(18) Excludes loans held for sale of $625 million, $526 million, $850 million, $751 million, $365 million, $420 million, $697 million, and $376 million as of December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.
(19) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components are prepared using the Basel III Standardized transitional approach.
(20) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(21) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under Basel III Standardized approach.
(22) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(23) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under Basel III Standardized approach.

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
The U.S. adoption of the Basel III Standardized approach by all primary regulators became effective for the Parent Company, CBNA and CBPA on January 1, 2015 (subject to a phase-in period for certain provisions). Among other changes, these regulations introduced a new capital conservation buffer (“CCB”) on top of the following three minimum risk-based capital ratios: CET1 capital of 4.5%, tier 1 capital of 6.0% and total capital of 8.0%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. Banking institutions for which any risk-based capital ratio falls below its effective minimum (required minimum plus the applicable capital conservation buffer) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation, based on the amount of the shortfall.

The table below presents our actual regulatory capital ratios under these Basel III Transitional rules as of December 31, 2016 and 2015, as well as pro-forma Basel III ratios after full phase-in of all requirements by January 1, 2019.

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(7)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)	Actual Ratio(1)	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(8)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action (9)
December 31, 2016
Common equity tier 1 capital(2)	$13,822	11.2%	5.1%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,069	11.4	6.6	8.0	11.3	8.5	8.0
Total capital(4)	17,347	14.0	8.6	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,069	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	123,857
Quarterly adjusted average assets	141,677
December 31, 2015
Common equity tier 1 capital(2)	$13,389	11.7%	4.5%	6.5%	11.7%	7.0%	6.5%
Tier 1 capital(3)	13,636	12.0	6.0	8.0	11.9	8.5	8.0
Total capital(4)	17,505	15.3	8.0	10.0	15.3	10.5	10.0
Tier 1 leverage(5)	13,636	10.5	4.0	5.0	10.5	4.0	5.0
Risk-weighted assets	114,084
Quarterly adjusted average assets	130,455
(1)Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management.”
(2) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
(6) Required “Minimum Capital ratio” for 2016 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(7) “Minimum Capital ratio” for 2016 includes capital conservation buffer for Transitional Basel III of 0.625%; N/A to Tier 1 leverage.
(8) “Minimum Capital ratio” for 2016 includes capital conservation buffer for Pro Forma Basel III of 2.5%; N/A to Tier 1 leverage.
(9) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions-in our case CBNA and CBPA.

At December 31, 2016, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.4% and 14.0%, respectively compared with 11.7%, 12.0% and 15.3% as of December 31, 2015. The decrease in the respective ratios was largely driven by our 2016 Capital Plan actions which included common dividends of $241 million, preferred dividends of $14 million and the repurchase of $430 million of common shares and $625 million of subordinated debt. At December 31, 2016, our CET1 capital, tier 1 capital and total capital ratios were 4.2%, 2.9% and 3.5%, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on both current and fully phased-in Basel III requirements, all ratios remained well above Basel III minima.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Standardized Approach
The Parent Company, CBNA and CBPA calculate regulatory ratios using the Basel III Standardized approach, as defined by U.S. regulators, for determining risk-weighted assets. Under this approach no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. At December 31, 2016, we estimate our CET1 capital, CET1 capital ratio and total risk-weighted assets using the Basel III Standardized approach, on a fully phased-in basis, to be $13.8 billion, 11.1% and $124.1 billion, respectively. Our estimates may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of rules evolve.
The following table provides a reconciliation of regulatory ratios and ratio components using the Basel III Standardized Transitional rules and Basel III Standardized estimates on a fully-phased in basis for common equity tier 1 capital, total capital and risk-weighted assets.

	December 31,
(dollars in millions)	2016	2015
Common equity tier 1 capital	$13,822	$13,389
Impact of intangibles at 100%	—	(2)
Fully phased-in common equity tier 1 capital(1)	$13,822	$13,387
Total capital	$17,347	$17,505
Impact of intangibles at 100%	—	(2)
Fully phased-in total capital(1)	$17,347	$17,503
Risk-weighted assets	$123,857	$114,084
Impact of intangibles - 100% capital deduction	—	(2)
Impact of mortgage servicing assets at 250% risk weight	244	246
Fully phased-in risk-weighted assets(1)	$124,101	$114,328
Transitional common equity tier 1 capital ratio(2)	11.2%	11.7%
Fully phased-in common equity tier 1 capital ratio(1)(2)	11.1	11.7
Transitional total capital ratio(3)	14.0	15.3
Fully phased-in total capital ratio(1)(3)	14.0	15.3
(1)Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management.”
(2) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
Regulatory Capital Ratios and Capital Composition
CET1 capital under Basel III Standardized Transitional rules totaled $13.8 billion at December 31, 2016, and increased $433 million from $13.4 billion at December 31, 2015, as growth in net income and amortization of deferred tax related to goodwill was partially offset by the impact of share repurchases and dividend payments. Tier 1 capital at December 31, 2016 totaled $14.1 billion, reflecting a $433 million increase from $13.6 billion at December 31, 2015, driven by the changes in CET 1 capital noted above. At December 31, 2016 and 2015, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding which qualified as additional tier 1 capital. Total capital of $17.3 billion at December 31, 2016, decreased $158 million from December 31, 2015 as the benefit of net income growth and amortization of deferred tax related to goodwill was more than offset by the impact of the redemption of subordinated debt, share repurchases and dividend payments.
Risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2016 totaled $123.9 billion, up $9.8 billion from December 31, 2015. The primary drivers for this change were growth in commercial, commercial real estate and student loan portfolios.
As of December 31, 2016, the tier 1 leverage ratio decreased 52 basis points to 9.9% from 10.5% as of December 31, 2015. This decline reflected the net impact of an $11.2 billion increase in adjusted quarterly average total assets, which drove an 84 basis point decline in the ratio, and the previously noted increase in tier 1 capital, which added 32 basis points to the ratio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework in effect at December 31, 2016 and 2015:

	Transitional Basel III
	December 31,
(dollars in millions)	2016	2015
Total common stockholders’ equity	$19,499	$19,399
Exclusions(1):
Net unrealized (gains) losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	186	28
Derivatives	88	(10)
Unamortized net periodic benefit costs	394	369
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	532	480
Other intangible assets	(1)	(1)
Total Common Equity Tier 1 Capital	13,822	13,389
Qualifying preferred stock	247	247
Total Tier 1 Capital	14,069	13,636
Qualifying long-term debt securities as tier 2	1,970	2,595
Allowance for loan and lease losses	1,236	1,216
Allowance for credit losses for off-balance sheet exposure	72	58
Total capital	$17,347	$17,505
(1) As a Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.

Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed regulatory changes to future periods. Key analytical frameworks, which enable assessment of capital adequacy versus unexpected loss, supplement our base case forecast. These supplemental frameworks include integrated stress testing, as well as an internal capital adequacy requirement that builds on internally assessed economic capital requirements. A robust governance framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the FRBG and to bank regulators. We prepare these plans in full compliance with the FRBG’s Capital Plan Rule and we participate annually in the FRBG’s CCAR review process. In addition to the stress test requirements under CCAR, we also participate in semiannual stress tests required by the Dodd-Frank Act.
All distributions proposed under our 2016 Capital Plan were subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions. All of the following capital actions were completed during the year ended December 31, 2016. These were part of the 2016 Capital Plan to which the Federal Reserve indicated no objection.
Capital Transactions

•
Declared quarterly common stock dividends of $0.10 per share for the first quarter of 2016 and $0.12 per share for each of the second, third and fourth quarters of 2016, aggregating to common stock dividend payments of $241 million;

•
Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to preferred stock dividend payments of $7 million on April 6, 2016 and October 6, 2016;

•	Repurchased $625 million in qualifying subordinated notes; and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Repurchased 17.3 million shares of common stock at an average price of $24.81 per share, reducing regulatory capital by $430 million.
At December 31, 2016, all regulatory ratios remained well above their respective fully phased-in Basel III minimum, plus the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on the computation of these Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures,”
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under Basel III Standardized Transitional rules as of December 31, 2016 and 2015:

	Transitional Basel III
	December 31,
	2016		2015
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital (1)	$11,248	11.2%	$10,754	11.7%
Tier 1 capital(2)	11,248	11.2	10,754	11.7
Total capital(3)	13,443	13.4	13,132	14.3
Tier 1 leverage(4)	11,248	10.3	10,754	10.7
Risk-weighted assets	100,491		91,625
Quarterly adjusted average assets	109,530		100,504
Citizens Bank of Pennsylvania
Common equity tier 1 capital (1)	$3,094	12.7%	$3,017	13.0%
Tier 1 capital(2)	3,094	12.7	3,017	13.0
Total capital(3)	3,333	13.6	3,559	15.4
Tier 1 leverage(4)	3,094	8.8	3,017	9.1
Risk-weighted assets	24,426		23,179
Quarterly adjusted average assets	35,057		33,045
(1) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
CBNA CET1 capital under Basel III Standardized Transitional rules totaled $11.2 billion at December 31, 2016, up $494 million from $10.8 billion at December 31, 2015 reflecting the impact of net income growth partially offset by dividend payments. At December 31, 2016, CBNA held minimal additional tier 1 capital. Total capital was $13.4 billion at December 31, 2016, an increase of $311 million from December 31, 2015, driven primarily by the increase in CET1 capital net of the redemption of subordinated debt.
CBNA risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2016 of $100.5 billion, increased $8.9 billion from December 31, 2015 driven by growth in commercial loans and commitments, commercial real estate, student, residential mortgage and unsecured retail loans.
As of December 31, 2016, CBNA’s tier 1 leverage ratio decreased approximately 43 basis points to 10.3% from 10.7% as of December 31, 2015, driven by a $9.0 billion increase in adjusted quarterly average total assets that drove a 90 basis point decline in the ratio, partially offset by a 47 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under Basel III Standardized Transitional rules totaled $3.1 billion at December 31, 2016, and increased $77 million from $3.0 billion at December 31, 2015 as the impact of net income growth and amortization of deferred tax related to goodwill was partially offset by the impact of dividend payments. At December 31, 2016, there was no additional tier 1 capital. CBPA total capital of $3.3 billion at December 31, 2016 decreased $226 million from December 31, 2015 driven by the redemption of subordinated debt partially offset by an increase in CET1 capital.
CBPA risk-weighted assets based on Basel III Standardized Transitional rules at December 31, 2016 of $24.4 billion, increased $1.2 billion from December 31, 2015 largely reflecting the impact of growth in student, commercial, commercial real estate and mortgage backed securities partially offset by a reduction in residential mortgage and auto.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2016, the CBPA tier 1 leverage ratio decreased 30 basis points to 8.8% from 9.1% as of December 31, 2015, driven by an increase in adjusted quarterly average total assets of $2.0 billion resulting in a 53 basis point decline in the ratio, partially offset by a 23 basis point increase resulting from higher CET1 capital described above.
Liquidity
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain current liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity (consisting of excess cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity). Separately, we also identify and manage asset liquidity as a subset of contingent liquidity (consisting of excess cash balances at the FRB and unencumbered high-quality securities). At December 31, 2016, our net overnight position (which is defined as cash balance held at the FRB less any overnight borrowings) totaled $2.2 billion, we held $19.0 billion in unencumbered high-quality liquid assets, and maintained undrawn FHLB borrowing capacity of $2.8 billion. This resulted in total contingent liquidity of $24.0 billion and total asset liquidity of $21.2 billion.
We manage liquidity at the consolidated enterprise level and at the legal entity level, including at the Parent Company, CBNA and CBPA.
CFG Liquidity
Our primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt and (ii) externally issued senior and subordinated debt. Our uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including our banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) extraordinary requirements for cash.
In 2016, we utilized $350 million in proceeds from the issuance of senior notes and $275 million in excess cash to repurchase $334 million of our 4.082% subordinated notes, due 2025, and $291 million of our 4.023% subordinated notes, due 2024. In 2016, we paid $430 million to repurchase 17,332,684 common shares at an average price of $24.81; $405 million was recorded in treasury stock and $25 million was recorded in additional paid in capital. The repurchased shares are held in treasury stock.
Our cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $551 million as of December 31, 2016 compared with $400 million as of December 31, 2015.
Our liquidity risk is low for the following reasons: (i) we have no material non-banking subsidiaries, and our banking subsidiaries are self-funding; (ii) the capital structures of our banking subsidiaries are similar to our capital structure. As of December 31, 2016, our double leverage ratio (the combined equity of our subsidiaries divided by our equity) was 102.1%; and, (iii) our other cash flow requirements, such as operating expenses, are relatively small.
Banking Subsidiaries’ Liquidity
In the ordinary course of business, the liquidity of CBNA and CBPA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial franchise customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loans and related commitments; and (iv) funding of securities purchases. To the extent that the banks have relied on wholesale borrowings, uses also include payments of related principal and interest.
Our banking subsidiaries’ major businesses involve taking deposits and making loans. Hence, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
From an external issuance perspective, during 2014, we created a $3.0 billion Global Note Program for CBNA. This debt represents a key source of unsecured, term and stable funding, that further diversifies the funding sources of CBNA and creates a more peer-like funding structure for the consolidated enterprise. On March 14, 2016, we increased the size of this program from $3.0 billion to $5.0 billion. Also, on March 14, 2016, CBNA issued $750 million in three-year fixed-rate senior notes, and on May 13, 2016, CBNA issued $1.0 billion in five-year fixed-rate senior notes. On December 3, 2015, CBNA issued $750 million in three-year fixed-rate senior notes, and on December 4, 2014, CBNA issued $1.5 billion in fixed-rate senior notes, consisting of $750 million of three-year notes and $750 million in five-year notes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet its payment obligations in a timely manner. We manage liquidity risk at the consolidated enterprise level and at the legal entity level, including at the Parent Company, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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
Funding liquidity risk is the risk that market conditions and/or entity-specific events may reduce an entity’s ability to raise funds from depositors and/or wholesale market counterparties. Drivers of funding liquidity risk may be idiosyncratic or systemic, reflecting impediments to operations and/or damaged market confidence.
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

December 31, 2016
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At December 31, 2016, the majority of wholesale funding consisted of secured borrowings from the FHLBs collateralized by high-quality residential mortgages.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRBG, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process, and the U.S. version of the LCR was effective for us beginning January 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to BHCs not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR financial institution. As compared to the Basel Committee’s version of the LCR, the version of the LCR issued by the U.S. federal banking regulators includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that began on January 1, 2015 and ends on January 1, 2017. Notably, as a modified LCR financial institution, we were required to be 90% compliant beginning in January 2016, and 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of December 31, 2016.
The U.S. federal bank regulatory agencies have issued a notice of proposed rulemaking to implement the NSFR, along with a modified version with similar parameters as the LCR, that would designate us as a modified NSFR financial institution. The NSFR is one of the two Basel III-based liquidity measures, distinctly separate from the LCR, and is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banks and bank holding companies over a one-year time horizon. Generally consistent with the Basel Committee’s framework, under the proposed rule banking organizations would be required to hold an amount of available stable funding (“ASF”) over a one-year time horizon that equals or exceeds the institution’s amount of required stable funding (“RSF”), with the ASF representing the numerator and the RSF representing the denominator of the NSFR. The banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these companies would be required to maintain ASF of at least 70% of its RSF. Generally, these modified NSFR companies are defined as institutions with total assets of greater than $50 billion but less than $250 billion, and less than $10 billion of on-balance sheet foreign exposure. The proposed rule includes detailed descriptions of the items that would comprise ASF and RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2016:

•	Core deposits continued to be our primary source of funding and our consolidated year-end loan-to-deposit ratio was 98.6%;

•	Our net overnight position (which is defined as cash balance held at the FRB less any overnight borrowings) totaled $2.2 billion;

•
Contingent liquidity was $24.0 billion; consisting of our net overnight position (defined above) of $2.2 billion; unencumbered high-quality liquid assets of $19.0 billion; and unused FHLB capacity of $2.8 billion. Asset liquidity (a component of contingent liquidity) was $21.2 billion consisting of our net overnight position of $2.2 billion and unencumbered high-quality and liquid securities of $19.0 billion; and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $11.8 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding metrics and early warning indicators, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

•	Current liquidity sources and capacities, including excess cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;

•	Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements such as the LCR and the NSFR; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
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
Cash flows from operating activities contributed $1.5 billion in 2016. Net cash used by investing activities was $11.3 billion, primarily reflecting a net increase in loans and leases of $9.1 billion and securities available for sale portfolio purchases of $7.7 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $5.8 billion. Cash provided by financing activities was $10.5 billion, driven by proceeds from issuance of long-term borrowed funds of $15.1 billion and a net increase in deposits of $7.3 billion, partially offset by repayments of long-term borrowed funds of $8.4 billion and a net decrease in other short-term borrowed funds of $3.2 billion. The $15.1 billion proceeds included $1.3 billion from issuances of medium term debt and $13.8 billion in FHLB advances. The $8.4 billion of repayments includes $7.8 billion in repayments of FHLB advances and $625 million paid to repurchase subordinated debt. These activities represented a cumulative increase in cash and cash equivalents of $619 million, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.7 billion as of December 31, 2016.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Obligations
The following table presents our outstanding contractual obligations as of December 31, 2016:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Deposits with a stated maturity of less than one year (1) (2)	$96,326	$96,326	$—	$—	$—
Term deposits (1)	13,478	11,402	1,642	428	6
Long-term borrowed funds (1) (3)	12,790	—	9,489	1,320	1,981
Contractual interest payments (4)	1,046	234	345	223	244
Operating lease obligations	809	182	279	184	164
Purchase obligations (5)	607	309	154	67	77
Total outstanding contractual obligations	$125,056	$108,453	$11,909	$2,222	$2,472
(1) Deposits and borrowed funds exclude interest.
(2) Includes demand, checking with interest, regular savings, and money market account deposits. See “—Deposits” for further information.
(3) Includes obligations under capital leases.
(4) Includes accrued interest and future contractual interest obligations related to long term borrowed funds.
(5) Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees.
Off-Balance Sheet Arrangements
The following table presents our outstanding off-balance sheet arrangements. See Note 17 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report:

	December 31,
(dollars in millions)	2016	2015	Change	Percent
Commitment amount:
Undrawn commitments to extend credit	$60,872	$56,524	$4,348	8%
Financial standby letters of credit	1,892	2,010	(118)	(6)
Performance letters of credit	40	42	(2)	(5)
Commercial letters of credit	43	87	(44)	(51)
Marketing rights	44	47	(3)	(6)
Risk participation agreements	19	26	(7)	(27)
Residential mortgage loans sold with recourse	8	10	(2)	(20)
Total	$62,918	$58,746	$4,172	7%
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
Critical Accounting Estimates
Our audited Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
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
See Note 1 “Significant Accounting Policies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, for further discussion of our significant accounting policies.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Credit Losses
Management’s estimate of probable losses in our loan and lease portfolios including unfunded lending commitments is recorded in the ALLL and the reserve for unfunded lending commitments, at levels that we believe to be appropriate as of the balance sheet date. The reserve for unfunded lending commitments are reported as a component of other liabilities in the Consolidated Balance Sheets. Our determination of such estimates is based on a periodic evaluation of the loan and lease portfolios and unfunded credit facilities, as well as other relevant factors. This evaluation is inherently subjective and requires significant estimates and judgments of underlying factors, all of which are susceptible to change.
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
The evaluation of the adequacy of the commercial, commercial real estate, and lease ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default (“PD”), loss given default (“LGD”) and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors may be included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses and forward loss curve ratios.
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
For most non-impaired retail loan portfolio types, the ALLL is based upon the incurred loss model utilizing the PD, LGD and exposure at default on an individual loan basis. When developing these factors, we may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, time outstanding, geographic location and incurred loss period. Incurred loss periods are reviewed and updated at least annually, and potentially more frequently when economic situations change rapidly, as they tend to fluctuate with economic cycles. Incurred loss periods are generally longer in good economic times and shorter in bad times. Certain retail portfolios, including SBO home equity loans, student loans, and credit card receivables utilize roll rate models to estimate the ALLL. For the portfolios measured using the incurred loss model, roll rate models are also used to support management overlays if deemed necessary.
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
Changes in the levels of estimated losses can significantly affect management’s determination of an appropriate ALLL. For consumer loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A 1% and 5% increase in the estimated loss rate for consumer loans at December 31, 2016 would have increased the ALLL by $6 million and $28 million, respectively. The ALLL for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2016 year end loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the ALLL would have increased by $47 million and $93 million, respectively.
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
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Significant Accounting Policies” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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
The fair value of assets under operating leases is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement.  As market data for similar assets and lease agreements is available and used in the valuation, these assets are classified as Level 2.
For additional information regarding our fair value measurements, see Note 1 “Significant Accounting Policies,” Note 3 “Securities,” Note 10 “Mortgage Banking,” Note 16 “Derivatives,” and Note 19 “Fair Value Measurements” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible assets. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. The impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
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
We rely on several assumptions when estimating the fair value of our reporting units using the discounted cash flow method. These assumptions include the discount rate, loan loss provisions, tax rate, earnings and balance sheet growth rates, terminal growth rate, target capital ratios, and a terminal value multiple. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, and beta for the reporting units. The discount rates are also calibrated on the assessment of the risks related to the projected cash flows of each reporting unit. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit is estimated based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.
We corroborate the fair value of our reporting units determined by the discounted cash flow method using market-based methods: a comparable company method and a comparable transaction method. The comparable company method measures the fair value of a reporting unit by comparing it to publicly traded companies in similar lines of business. This involves identifying and selecting the comparable companies based on a number of factors (i.e., size, growth, profitability, and risk), calculating the market multiples (i.e., price-to-tangible book value, price-to-earnings) of these comparable companies and then applying these multiples to our operating results to estimate the value of the reporting unit’s equity on a marketable, minority basis. A control premium is then applied to this value to estimate the fair value of the reporting unit on a marketable, controlling basis. The comparable transaction method measures fair value of a reporting unit based on exchange prices in actual transactions that have comparable factors to the reporting units. Adjustments for differences in factors described earlier (i.e., size, growth, profitability, and risk) are also considered.
We also corroborate the fair value of our reporting units determined by the discounted cash flow method by adding the aggregated sum of these fair value measurements to the fair value of our other segment operations and comparing this total to our observed market capitalization. As part of this process, we analyze the implied control premium to evaluate its reasonableness. Both positive and negative facts and circumstances are considered when completing this analysis, including company and market-specific factors, observed transaction data and any additional external evidence supporting the implied control premium. Since none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to our common stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, it may not reflect the aggregate fair value of our individual reporting units at a specific point in time. The sum of the fair values of the reporting units at October 31, 2016 exceeded the overall market capitalization of CFG as of October 31, 2016.
We performed an annual test for impairment of goodwill for both reporting units as of October 31, 2016 and assessed the indicators of goodwill impairment through December 31, 2016. As of the testing date, the percentage by which the fair value of our Consumer Banking reporting unit exceeded its carrying value was 19%, and the percentage by which the fair value of our Commercial Banking reporting unit exceeded its carrying value was 12%. Therefore, the results of this annual test indicated that the goodwill of each reporting unit was not impaired as of the testing date.
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
For additional information regarding our goodwill impairment testing, see Note 1 “Significant Accounting Policies,” and Note 9 “Goodwill” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Our estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates.

For additional information regarding income taxes, see Note 1 “Significant Accounting Policies,” and Note 15 “Income Taxes” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The key committees that specifically consider risk across the enterprise are set out in the diagram below.

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
Third Line of Defense
Our Internal Audit function is the third line of defense providing independent assurance with a view of the effectiveness of Citizens’ internal controls, governance practices, and culture so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to any and all Bank records, physical properties and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to Citizens’ Audit Committees on a quarterly basis.
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
Credit Risk
Overview
Credit risk represents the potential for loss arising from a customer, counterparty, or issuer failing to perform in accordance with the contractual terms of the obligation. While the majority of our credit risk is associated with lending activities, we do engage with other financial counterparties for a variety of purposes including investing, asset and liability management, and trading activities. Given the financial impact of credit risk on our earnings and balance sheet, the assessment, approval and management of credit risk represents a major part of our overall risk-management responsibility.
Objective
The credit risk management organization is responsible for approving credit transactions, monitoring portfolio performance, identifying problem loans, and ensuring remedial management.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The CCO reports to the Chief Risk Officer. The CCO, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits and authority delegation. The CCO and his team also have responsibility for credit approvals for larger and higher risk transactions and oversight of line of business credit risk activities. Reporting to the CCO are the heads of the second line of defense credit functions specializing in: Consumer Banking; Commercial Banking; Citizens Restructuring Management; Portfolio and Corporate Reporting; ALLL Analytics; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial
On the commercial banking side of credit risk, the structure is broken into C&I loans and leases and CRE. Within C&I loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, technology, mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
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
Apart from Industrials and CRE (which together make up 30% of the commercial outstandings as of December 31, 2016), there are no material sector concentrations. As of December 31, 2016, our CRE outstandings amounted to 10% of total loans and leases. The Industrial sector includes basic C&I lending focused on general manufacturing. The sector is diversified and not managed as a specialized vertical. Our customers are local to our market and present no significant concentration.
Our credit grading system considers many components that directly correlate to loan quality and likelihood of repayment. Our assessment of a borrower’s credit strength is reflected in our risk ratings for such loans, which are also an integral component of our ALLL methodology. When deterioration in credit strength is noted, a loan becomes subject to Watch Review. The Watch Review process involves senior representatives from the business line portfolio management team, the independent Credit Risk team and our Citizens Restructuring Management group. As appropriate and consistent with regulatory definitions, the credit may be subject to classification as either Criticized or Classified, which would also trigger a credit rating downgrade. As such, the loan and relationship would be subject to more frequent review.
Substantially all loans categorized as Classified are managed by Citizens Restructuring Management, a specialized group of credit professionals that handles the day-to-day management of workouts, commercial recoveries and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, determining the appropriateness of specific reserves relating to the loan, accrual status of the loan, and the ultimate collectability of loans in their portfolio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past seven years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. With interest rates starting to rise, the risk position will become more symmetrical over time as rates can decline further before becoming floored at zero.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous, or gradual parallel +/- 200 basis point moves in the market implied forward yield curve. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is a decrease in net interest income of 13% related to an instantaneous +/- 200 basis point move. As the table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is well within limit. It should be noted that the magnitude of any possible decline in interest rates is constrained by the low absolute starting levels of rates. While an instantaneous

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2016	2015
Instantaneous Change in Interest Rates
+200	11.3%	10.6%
+100	5.6	5.8
-100	(6.9)	(5.8)
-200	(9.8)	(6.4)
Gradual Change in Interest Rates
+200	5.9	6.1
+100	3.1	3.2
-100	(3.0)	(3.1)
-200	(6.2)	(4.6)
Asset sensitivity was 5.9% at December 31, 2016, down modestly from 6.1% at December 31, 2015. The core asset sensitivity is the result of a faster repricing of the loan book relative to the deposits. The asset sensitive risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of December 31, 2016.
We also had market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of December 31, 2016 and 2015, our mortgage servicing rights had a book value of $162 million and $164 million, respectively, and were carried at the lower of cost or fair value. As of December 31, 2016 and 2015, the fair value of the mortgage servicing rights was $182 million and $178 million, respectively. Given low interest rates over recent years, there is a valuation allowance of $5 million and $9 million on the asset as of December 31, 2016 and 2015, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Governance
The market risk limit setting process is established in line with the formal enterprise risk appetite process and policy. This appetite reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries of how much market risk to take. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business is permitted to operate and this is reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades and hedges needed to manage the risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including VaR, open foreign currency positions and single name risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. In addition, for our secondary traded loans we calculate the VaR on the general interest rate risk embedded within the loans using a standalone model that replicates the general VaR methodology (the related capital is reflected on the “de minimis” line in the following section). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a 10-day holding period. The historical market data applied to calculate the VaR is updated on a ten business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2016 and 2015, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
Effective January 1, 2013, the U.S. banking regulators adopted “Risk-Based Capital Guidelines: Market Risk” as the regulations covering the calculation of market risk capital (the “Market Risk Rule”). The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the market risk rule, all of our client facing trades and associated hedges needed to maintain a low risk profile to qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Quarter Ended December 31, 2016				For the Quarter Ended December 31, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$—	$1	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Diversification Benefit	—	—	NM(1)	NM(1)	—	—	NM(1)	NM(1)
General VaR	1	—	1	—	—	—	—	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$1	$—	$—	$—	$—	$—	$—	$—
Stressed General VaR	$3	$3	$4	$1	$2	$2	$2	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$3	$3	$4	$1	$2	$2	$2	$1
Market Risk Regulatory Capital	$9				$7
Specific Risk Not Modeled Add-on	5				5
de Minimis Exposure Add-on	16				15
Total Market Risk Regulatory Capital	$30				$27
Market Risk-Weighted Assets	$381				$333
(1) The high and low for the portfolio may have occurred on different trading days than the high and low for the components. Therefore, there is no diversification benefit shown for the high and low columns.
Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. SVaR is also a component of market risk regulatory capital. SVaR for us is calculated daily under its own dynamic window regime. In a dynamic window regime, values of the ten-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures, option prices and credit spreads. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves and is an effective tool in evaluating the appropriateness of hedging strategies.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owner. The independent review and validation focuses on the model methodology and performance. Independent review of market risk measurement models is the responsibility of Citizens’ Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with U.S. banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping.
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016.
Daily VaR Backtesting: Sub-portfolio Level Backtesting

CITIZENS FINANCIAL GROUP, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 119, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Citizens Financial Group, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company"), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2017

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Citizens Financial Group, Inc.
Providence, Rhode Island

We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”), as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2017

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$955	$1,099
Interest-bearing cash and due from banks	2,749	1,986
Interest-bearing deposits in banks	439	356
Securities available for sale, at fair value (including $256 and $4,283 pledged to creditors, respectively) (a)	19,501	17,884
Securities held to maturity (including $0 and $135 pledged to creditors, respectively, and fair value of $5,058 and $5,297, respectively) (a)	5,071	5,258
Other investment securities, at fair value	96	70
Other investment securities, at cost	942	863
Loans held for sale, at fair value	583	325
Other loans held for sale	42	40
Loans and leases	107,669	99,042
Less: Allowance for loan and lease losses	1,236	1,216
Net loans and leases	106,433	97,826
Derivative assets	627	625
Premises and equipment, net	601	595
Bank-owned life insurance	1,612	1,564
Goodwill	6,876	6,876
Other assets	2,993	2,841
TOTAL ASSETS	$149,520	$138,208
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$28,472	$27,649
Interest-bearing	81,332	74,890
Total deposits	109,804	102,539
Federal funds purchased and securities sold under agreements to repurchase	1,148	802
Other short-term borrowed funds	3,211	2,630
Derivative liabilities	659	485
Deferred taxes, net	714	730
Long-term borrowed funds	12,790	9,886
Other liabilities	1,447	1,490
TOTAL LIABILITIES	$129,773	$118,562
Contingencies (refer to Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at December 31, 2016 and 2015	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 564,630,542 shares issued and 511,954,871 shares outstanding at December 31, 2016 and 1,000,000,000 shares authorized, 563,117,415 shares issued and 527,774,428 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	18,722	18,725
Retained earnings	2,703	1,913
Treasury stock, at cost, 52,675,671 and 35,342,987 shares at December 31, 2016 and 2015, respectively	(1,263)	(858)
Accumulated other comprehensive loss	(668)	(387)
TOTAL STOCKHOLDERS’ EQUITY	$19,747	$19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,520	$138,208
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases	$3,653	$3,211	$3,012
Interest and fees on loans held for sale, at fair value	15	10	5
Interest and fees on other loans held for sale	6	7	23
Investment securities	584	621	619
Interest-bearing deposits in banks	8	5	5
Total interest income	4,266	3,854	3,664
INTEREST EXPENSE:
Deposits	270	237	156
Deposits held for sale	—	—	4
Federal funds purchased and securities sold under agreements to repurchase	2	16	32
Other short-term borrowed funds	40	67	89
Long-term borrowed funds	196	132	82
Total interest expense	508	452	363
Net interest income	3,758	3,402	3,301
Provision for credit losses	369	302	319
Net interest income after provision for credit losses	3,389	3,100	2,982
NONINTEREST INCOME:
Service charges and fees	599	575	574
Card fees	203	232	233
Trust and investment services fees	146	157	158
Mortgage banking fees	112	101	71
Capital markets fees	125	88	91
Foreign exchange and letter of credit fees	90	90	95
Bank-owned life insurance income	54	56	49
Securities gains, net	16	29	28
Net securities impairment losses recognized in earnings	(12)	(7)	(10)
Other income	164	101	389
Total noninterest income	1,497	1,422	1,678
NONINTEREST EXPENSE:
Salaries and employee benefits	1,709	1,636	1,678
Outside services	377	371	420
Occupancy	307	319	326
Equipment expense	263	257	250
Amortization of software	170	146	145
Other operating expense	526	530	573
Total noninterest expense	3,352	3,259	3,392
Income before income tax expense	1,534	1,263	1,268
Income tax expense	489	423	403
NET INCOME	$1,045	$840	$865
Net income available to common stockholders	$1,031	$833	$865
Weighted-average common shares outstanding:
Basic	522,093,545	535,599,731	556,674,146
Diluted	523,930,718	538,220,898	557,724,936
Per common share information:
Basic earnings	$1.97	$1.55	$1.55
Diluted earnings	1.97	1.55	1.55
Dividends declared and paid	0.46	0.40	1.43
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$1,045	$840	$865
Other comprehensive (loss) income:
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($38), $57, and $122, respectively	(62)	93	212
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($22), ($9), and $10, respectively	(36)	(14)	17
Net unrealized securities available for sale (losses) gains arising during the periods, net of income taxes of ($82), ($38), and $116, respectively	(139)	(66)	198
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($10), ($14), and ($13), respectively	(17)	(22)	(22)
Reclassification of net securities gains to net income, net of income taxes of ($2), ($8), and ($7), respectively	(2)	(14)	(11)
Employee benefit plans:
Actuarial loss, net of income taxes of ($20), ($3), and ($92), respectively	(34)	(3)	(148)
Net prior service credit, net of income taxes of $0, $0 and $3, respectively	—	—	4
Amortization of actuarial loss, net of income taxes of $6, $3, and $3, respectively	10	12	7
Amortization of net prior service credit, net of income taxes $0, $0 and $0, respectively	(1)	(1)	(1)
Divestitures effective September 1, 2014, net of income taxes of $0, $0 and $12, respectively	—	—	20
Total other comprehensive (loss) income, net of income taxes	(281)	(15)	276
Total comprehensive income	$764	$825	$1,141
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	560	$6	$18,603	$1,235	$—	($648)	$19,196
Dividends to common stockholders	—	—	—	—	—	(806)	—	—	(806)
Treasury stock purchased	—	—	(14)	—	—	—	(334)	—	(334)
Share-based compensation plans	—	—	—	—	71	—	(2)	—	69
Employee stock purchase plan shares purchased	—	—	—	—	2	—	—	—	2
Total comprehensive income:
Net income	—	—	—	—	—	865	—	—	865
Other comprehensive income	—	—	—	—	—	—	—	276	276
Total comprehensive income	—	—	—	—	—	865	—	276	1,141
Balance at December 31, 2014	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(214)	—	—	(214)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(20)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	2	—	40	—	(22)	—	18
Employee stock purchase plan shares purchased	—	—	—	—	9	—	—	—	9
Total comprehensive income:
Net income	—	—	—	—	—	840	—	—	840
Other comprehensive loss	—	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	—	—	840	—	(15)	825
Balance at December 31, 2015	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(241)	—	—	(241)
Dividends to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(17)	—	(25)	—	(405)	—	(430)
Share-based compensation plans	—	—	1	—	12	—	—	—	12
Employee stock purchase plan shares purchased	—	—	—	—	10	—	—	—	10
Total comprehensive income:
Net income	—	—	—	—	—	1,045	—	—	1,045
Other comprehensive loss	—	—	—	—	—	—		(281)	(281)
Total comprehensive income	—	—	—	—	—	1,045	—	(281)	764
Balance at December 31, 2016	—	$247	512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$1,045	$840	$865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	369	302	319
Originations of mortgage loans held for sale	(2,829)	(2,363)	(1,615)
Proceeds from sales of mortgage loans held for sale	2,652	2,381	1,578
Purchases of commercial loans held for sale	(1,355)	(1,176)	(312)
Proceeds from sales of commercial loans held for sale	1,335	1,158	269
Amortization of terminated cash flow hedges	(8)	17	46
Depreciation, amortization and accretion	523	471	386
Mortgage servicing rights valuation recovery	(4)	(9)	(5)
Securities impairment	12	7	10
Deferred income taxes	153	249	141
Share-based compensation	23	24	53
Loss on disposal/impairment of premises and equipment	—	—	27
Loss on sale of other branch assets held for sale	—	—	9
Gain on sales of:
Debt securities	(16)	(29)	(28)
Marketable equity securities available for sale	(3)	(3)	—
Premises and equipment	(2)	(9)	—
Extinguishment of debt	—	(3)	—
Other loans held for sale	(72)	—	(11)
Deposits held for sale	—	—	(286)
Increase in other assets	(274)	(467)	(295)
(Decrease) increase in other liabilities	(59)	(161)	239
Net cash provided by operating activities	1,490	1,229	1,390
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(7,664)	(6,783)	(8,315)
Proceeds from maturities and paydowns of securities available for sale	3,785	3,420	2,999
Proceeds from sales of securities available for sale	1,966	3,916	3,325
Purchases of securities held to maturity	(523)	(932)	(1,174)
Proceeds from maturities and paydowns of securities held to maturity	720	761	362
Proceeds from sales of securities held to maturity	—	72	—
Purchases of other investment securities, at fair value	(246)	(157)	—
Proceeds from sales of other investment securities, at fair value	220	120	—
Purchases of other investment securities, at cost	(166)	(91)	(84)
Proceeds from sales of other investment securities, at cost	87	95	146
Net (increase) decrease in interest-bearing deposits in banks	(83)	14	(137)
Net increase in loans and leases	(9,074)	(6,019)	(6,900)
Net increase in bank-owned life insurance	(48)	(37)	(188)
Premises and equipment:
Purchases	(138)	(121)	(141)
Proceeds from sales	3	15	3
Capitalization of software	(165)	(178)	(170)
Net cash used in investing activities	(11,326)	(5,905)	(10,274)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2016	2015	2014
FINANCING ACTIVITIES
Net increase in deposits	7,265	6,832	3,813
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	346	(3,474)	(515)
Net (decrease) increase in other short-term borrowed funds	(3,186)	(4,383)	4,002
Proceeds from issuance of long-term borrowed funds	15,144	6,750	3,249
Repayments of long-term borrowed funds	(8,429)	(766)	(6)
Treasury stock purchased	(430)	(500)	(334)
Net proceeds from issuance of preferred stock	—	247	—
Dividends declared and paid to common stockholders	(241)	(214)	(806)
Dividends declared and paid to preferred stockholders	(14)	(7)	—
Net cash provided by financing activities	10,455	4,485	9,403
Increase (decrease) in cash and cash equivalents	619	(191)	519
Cash and cash equivalents at beginning of period	3,085	3,276	2,757
Cash and cash equivalents at end of period	$3,704	$3,085	$3,276

Supplemental disclosures:
Interest paid	$505	$454	$338
Income taxes paid	94	157	391
Non-cash items:
Loans securitized and transferred to securities available for sale	$68	$3	$18
Income tax withholding on stock purchased for share based compensation	—	22	2
Stock purchased for share-based compensation plans	12	40	71
Stock purchased for Employee Stock Purchase Plan	10	9	2
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
The Company’s significant accounting policies are summarized as follows:
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements to be consolidated as a variable interest entity.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, evaluation and measurement of impairment of goodwill, evaluation of unrealized losses on securities for other-than-temporary impairment, accounting for income taxes, the valuation of AFS and HTM securities, and derivatives.
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
Securities
Investments include debt and marketable equity securities and other investment securities. The Company classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase, and marketable equity securities as AFS or trading.
Securities that will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk, or other factors considered in managing the Company’s asset/liability strategy are classified as AFS and reported at fair value, with unrealized gains and losses reported in OCI as a separate component of stockholders’ equity, net of taxes. Gains and losses on the sales of securities are recognized in noninterest income and are computed using the specific identification method.
Premiums and discounts on debt securities are amortized or accreted using the effective interest method over the estimated lives of the individual securities. The Company uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
The Company reviews its AFS securities for other-than-temporary impairment on a quarterly basis or more frequently if a potential loss triggering event occurs. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in fair value below its recorded investment amount, as well as the severity and duration of the decline. For a security of which there has been a decline in fair value below the cost basis, the Company recognizes other-than-temporary impairment if (1) management has the intent to sell the security, (2) it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire cost basis of the security.
Estimating the recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of cash flows expected to be collected, discounted at the security’s effective yield, is less than amortized cost, other-than-temporary impairment is considered to have occurred.
If the Company intends to sell the impaired security, or if it is more likely than not it will be required to sell the security before recovery, the impairment loss recognized in current period earnings equals the difference between the amortized cost basis

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the fair value of the security. If the Company does not intend to sell the impaired security, and it is not likely that the Company will be required to sell the impaired security, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in current period earnings and the amount related to all other factors, which is recognized in OCI.
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM. The securities are reported at cost and adjusted for amortization of premiums and accretion of discount. Interest income is recorded on the accrual basis adjusted for the amortization of premium and the accretion of discount. The Company recognizes other-than-temporary impairment when there is a decline in fair value and it does not expect to recover the entire amortized cost basis of the debt security. The amortized cost is written-down to fair value with the credit loss component recognized in current period earnings and remaining component recognized in OCI. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer. Unrealized gains or losses from the transfer of AFS securities are retained in OCI and are amortized into earnings over the remaining life of the security using the effective interest method.
Securities that are classified as trading are bought and held principally for the purpose of selling them in the near term and are carried at fair value, with changes in fair value recognized in earnings. When applicable, realized and unrealized gains and losses on such assets are reported in noninterest income in the Consolidated Statements of Operations.
Other investment securities are primarily composed of FHLB stock and FRB stock (which are carried at cost) and money market mutual fund investments held by the Company’s broker-dealer (which are carried at fair value, with changes in fair value recognized in noninterest income). Other investment securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in noninterest income.
Loans and Leases
Loans are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans. Deferred loan origination fees and costs and purchase premiums and discounts are amortized as an adjustment of yield over the life of the loan, using the effective interest method. Unamortized amounts remaining upon prepayment or sale are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.
Leases are classified at the inception of the lease. Direct financing lease receivables are reported at the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned and deferred income, including unamortized investment credits. Leveraged leases, which are a form of direct financing leases, are recorded net of related non-recourse debt. Lease residual values are reviewed at least annually for other-than-temporary impairment, with valuation adjustments recognized currently against other income for direct financing and leveraged leases. Unearned income is recognized as a constant percentage of outstanding lease financing balances over the lease terms in interest income.
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
Loans are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s initial intent and ability to hold the loans to maturity. Loans held for sale are carried at the lower of cost or fair value, with any write-downs or subsequent recoveries charged to other income. The Company accounts for certain loans held for sale, including those loans associated with our mortgage banking business and secondary loan trading desk, under the fair value option at fair value.
Allowance for Credit Losses
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. The Company evaluates the adequacy of the ALLL by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors. The ALLL is established in accordance with the Company’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ALLL each quarter, together with risk management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. The ALLL is maintained at a level that management considers reflective of probable losses, and is established through charges to earnings in the form of a provision for credit losses. The ALLL may be adjusted to reflect the Company’s current assessment of various qualitative risks, factors and events that may not be measured in the statistical analysis. Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. Amounts determined to be uncollectible are deducted from the ALLL and subsequent recoveries, if any, are added

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the ALLL. While management uses available information to estimate loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions.
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
For non-impaired retail loans, the ALLL is based upon an incurred loss model utilizing the probability of default, loss given default and exposure at default on an individual loan basis. When developing these factors, the Company may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, time outstanding, geographic location and incurred loss period. Certain retail portfolios, including SBO home equity loans, student loans and commercial credit card receivables utilize roll rate models to estimate the ALLL. For the portfolios measured using the incurred loss model, roll rate models are also run as challenger models and can be used to support management overlays if deemed necessary.
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
For retail TDRs that are not collateral-dependent, allowances are developed using the present value of expected future cash flows compared to the recorded investment in the loans. Expected re-default factors are considered in this analysis. Retail TDRs that are deemed collateral-dependent are written down to fair market value less cost to sell. The fair value of collateral is periodically monitored subsequent to the modification.
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
Nonperforming Loans and Leases
Nonperforming loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principle and interest is in doubt, unless the loan is both well secured and in the process of collection.
When the Company places a loan on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and amortization of any net deferred fees is suspended. Interest collections on nonaccruing loans and leases for which the ultimate collectability of principal is uncertain are generally applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent of the cash received. A loan may be returned to accrual status if (1) principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest, (2) the loan or lease has otherwise become well-secured and in the process of collection, or (3) the borrower has been making regularly scheduled payments in full for the prior six months and the Company is reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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
Residential mortgages are generally placed on nonaccrual status when past due 120 days, or sooner if determined to be collateral-dependent, unless repayment of the loan is insured by the Federal Housing Administration. Credit card balances are placed on nonaccrual status when past due 90 days or more and are restored to accruing status if they subsequently become less than 90 days past due. All other retail loans are generally placed on nonaccrual status when past due 90 days or more, or earlier if

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management believes that the probability of collection is insufficient to warrant further accrual. Loans less than 90 days past due may be placed on nonaccrual status upon the death of the borrower, surrender or repossession of collateral, fraud or bankruptcy.
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
Loan Charge-Offs
Commercial loans are charged off when it is highly certain that a loss has been realized, including situations where a loan is determined to be both impaired and collateral-dependent. The determination of whether to recognize a charge-off involves many factors, including the prioritization of the Company’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral.
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the Federal Financial Institutions Examination Council (“FFIEC”). Residential real estate loans, credit card loans and unsecured open end loans are generally charged off in the month in which the account becomes 180 days past due. Auto loans, student loans and unsecured closed end loans are generally charged off in the month in which the account becomes 120 days past due. Certain retail loans will be charged off earlier than the FFIEC standards in the following circumstances:

•
A charge-off is recognized when a loan is modified in a TDR if the loan is determined to be collateral-dependent. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources.

•
Loans to borrowers who have experienced an event (e.g. bankruptcy) that suggests a loss is either known or highly certain are subject to accelerated charge-off standards. Residential real estate and auto loans are charged down to the net realizable value when the loan becomes 60 days past due, or sooner if the loan is determined to be collateral-dependent. Credit card loans are fully charged off within 60 days of receiving notification of the bankruptcy filing or other event. Student loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.

•	Auto loans are written down to net realizable value upon repossession of the collateral.
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all of the contractual interest and principal payments as scheduled in the loan agreement. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs.
When a loan is identified as impaired, the impairment is measured on an individual loan level as the difference between the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount) and the present value of expected future cash flows, discounted at the loan’s effective interest rate. When collateral is the sole source of repayment for the impaired loan, rather than the borrower’s income or other sources of repayment, the Company charges down the loan to its net realizable value.
Troubled Debt Restructuring
The Company seeks to modify certain loans in conjunction with its loss-mitigation activities. In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant time period to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Concessions may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, principal forbearance, or capitalizing past due amounts. A rate increase can be considered a concession if the increased rate is lower than a market rate for loans with risk similar to that of the restructured loan. TDRs for commercial loans may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases interest income throughout the term of the loan may increase if, for example, the loan term is extended or the interest rate is increased as a result of the restructuring. Loans are classified as TDRs until paid off, sold, or refinanced at market terms.
Retail and commercial loans whose contractual terms have been modified in a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the restructured terms is expected. Retail loans that were discharged in bankruptcy and not reaffirmed by the borrower are deemed to be collateral-dependent TDRs and are generally charged off to the fair value of the collateral, less cost to sell, and less amounts recoverable under a government guarantee (if any). Cash receipts on nonaccruing impaired loans, including nonaccruing loans involved in TDRs, are generally applied to reduce the unpaid principal balance. Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Income on the loans is generally recognized on a cash basis if management believes that the remaining book value of the loan is realizable.
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
Operating Lease Assets
Operating lease rental income for leased assets is recognized in other income on a straight-line basis over the lease term. Related depreciation expense is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized in other noninterest expense if the carrying amount of the leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.
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
A portion of the Company’s assets and liabilities is carried at fair value, including AFS securities, derivative instruments and other investment securities. In addition, the Company elects to account for its residential mortgages held for sale at fair value. The Company classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method, loan impairments for certain loans and leases, and goodwill.
Goodwill
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
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
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangible. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss that is recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
The Company reviews goodwill for impairment annually as of October 31, or more often if events or circumstances indicate that it is more likely than not that the fair value of one or more reporting units is below its carrying value. The fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. The Company relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks only to corroborate the value determined by the discounted cash flow method. The Company relies on several assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, as well as projected loan loss, income tax and capital retention rates.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
The Company has share-based employee compensation plans as outlined in Note 24 “Share-Based Compensation,” pursuant to which stock awards are granted to employees and non-employee directors. The Company measures compensation expense related to stock awards based upon the fair value of the awards on the grant date, adjusted for forfeitures. The related expense is charged to earnings on a straight-line basis over the requisite service period (e.g., vesting period) of the award. With respect to performance-based stock awards, compensation expense is adjusted upward or downward based upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the shorter of the period of time from grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately upon grant.
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
All derivatives, whether designated for hedging relationships or not, are recognized in the Consolidated Balance Sheets at fair value. For derivatives designated for hedging purposes, net interest accruals are treated as an adjustment of interest income or interest expense of the item being hedged. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI, a component of stockholders’ equity. The ineffective portions of cash flow hedges are immediately recognized as an adjustment to other income. For cash flow hedging relationships that have been discontinued, balances in OCI are reclassified to interest income or interest expense in the periods during which the hedged item affects income. If it is probable that the hedged forecasted transaction will not occur, balances in OCI are reclassified immediately to other income.
If a derivative is designated as a fair value hedge, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in other income in the period in which the change in fair value occurs. Hedge ineffectiveness is recognized as other income to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item. Changes in the fair value of derivatives that do not qualify as hedges are recognized immediately in other income.
Derivative assets and derivative liabilities are netted by counterparty on the balance sheet if a “right of setoff” has been established in a master netting agreement between the Company and the counterparty. This netted derivative asset or liability position is also netted against the fair value of any cash collateral that has been pledged or received in accordance with a CSA.
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
Variable Interest Entities
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Mortgage Banking
Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking fees.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the right to service mortgage loans for others, or MSRs, as assets whether the Company purchases the MSRs or the MSRs result from a sale. MSRs are initially accounted for at fair value, and subsequently accounted for in the Consolidated Balance Sheets net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. The Company’s identification of MSRs in a single class is determined based on the availability of market inputs and the Company’s method of managing MSR risks. For the purpose of impairment evaluation and measurement, MSRs are stratified based on predominant risk characteristics (such as interest rate, loan size, origination date, term, or geographic location) of the underlying loans. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.
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
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
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
Earnings Per Share
Basic EPS is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income/(loss) available to common stockholders represents net income after preferred stock dividends, accretion of the discount on preferred stock issuances, and gains or losses from any repurchases

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of preferred stock. Diluted EPS is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during each period, plus potential dilutive shares such as share-based payment awards and warrants using the treasury stock method.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” Under current GAAP, the Company reflects credit losses on financial assets measured on an amortized cost basis only when the losses are probable or have been incurred. The ASU replaces this approach with a forward-looking methodology that reflects expected credit losses over the lives of financial assets, starting when the assets are first acquired. Under the revised methodology, credit losses will be measured using a current expected credit losses model based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The ASU also revises the approach to recognizing credit losses on debt securities available for sale by allowing entities to record reversals of credit losses in current-period earnings. The ASU is effective for the Company beginning on January 1, 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company has begun its implementation efforts by establishing a company-wide, cross-discipline governance structure.  The Company is currently identifying key interpretive issues, and is comparing existing credit loss forecasting models and processes with the new guidance to determine what modifications may be required. While the Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements, the Company expects the ASU will result in an earlier recognition of credit losses and an increase in the allowance for credit losses.
In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The ASU modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for the Company beginning on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The ASU clarifies that a change in a counterparty to a derivative instrument that has been designated as a hedging instrument, in and of itself, does not result in a hedge de-designation under ASC 815. The ASU is effective for the Company beginning on January 1, 2017. Adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”.  The ASU generally requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with a lease term of greater than one year.   The ASU requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements. The ASU is effective for the Company beginning on January 1, 2019, using a modified cumulative effect approach wherein the guidance is applied to all periods presented. The Company has begun its implementation efforts and is currently evaluating the potential impact on the Consolidated Financial Statements of its existing lease contracts and service contracts that may include embedded leases. The Company expects an increase of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such increase is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its Consolidated Statements of Operations.
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments (Topic 825) - Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. The ASU also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements. In addition, the ASU makes several other targeted amendments to the existing accounting and disclosure requirements for financial instruments, including revised guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on debt securities available for sale. The ASU is effective for the Company beginning on January 1, 2018. Adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The ASU requires that revenue from contracts with customers be recognized upon transfer of control of a good or service in the amount of consideration expected to be received. The ASU  also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company’s revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the ASU, and noninterest income. The Company has begun its implementation efforts which include the identification of revenue within the scope of the guidance, as well as the evaluation of related revenue contracts. Based on this effort, adoption of the ASU is not expected to have a material impact on the timing of revenue recognition. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018.
NOTE 2 - CASH AND DUE FROM BANKS
The Company’s subsidiary banks maintain certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2016 and 2015, the balance of deposits at the FRB amounted to $2.7 billion and $2.0 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2016, 2015, and 2014 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 75 basis points. The Company recorded interest income on FRB deposits of $7 million, $4 million, and $5 million for the years ended December 31, 2016, 2015, and 2014, respectively, in interest-bearing deposits in banks in the Consolidated Statement of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2016				December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$30	$—	$—	$30	$16	$—	$—	$16
State and political subdivisions	8	—	—	8	9	—	—	9
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,231	78	(264)	19,045	17,234	153	(67)	17,320
Other/non-agency	427	2	(28)	401	555	4	(37)	522
Total mortgage-backed securities	19,658	80	(292)	19,446	17,789	157	(104)	17,842
Total debt securities available for sale	19,696	80	(292)	19,484	17,814	157	(104)	17,867
Marketable equity securities	5	—	—	5	5	—	—	5
Other equity securities	12	—	—	12	12	—	—	12
Total equity securities available for sale	17	—	—	17	17	—	—	17
Total securities available for sale	$19,713	$80	($292)	$19,501	$17,831	$157	($104)	$17,884
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,126	$12	($44)	$4,094	$4,105	$27	($11)	$4,121
Other/non-agency	945	19	—	964	1,153	23	—	1,176
Total securities held to maturity	$5,071	$31	($44)	$5,058	$5,258	$50	($11)	$5,297
Other Investment Securities, at Fair Value
Money market mutual fund	$91	$—	$—	$91	$65	$—	$—	$65
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$96	$—	$—	$96	$70	$—	$—	$70
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$468	$—	$—	$468
Federal Home Loan Bank stock	479	—	—	479	395	—	—	395
Total other investment securities, at cost	$942	$—	$—	$942	$863	$—	$—	$863

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Year Ended December 31,
(in millions)	2016	2015	2014
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($39)	($43)	($45)
Portions of loss recognized in other comprehensive income (before taxes)	27	36	35
Net securities impairment losses recognized in earnings	($12)	($7)	($10)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$8	$—	—	$—	$—	1	$8	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,387	(292)	25	461	(16)	348	15,848	(308)
Other/non-agency	4	8	—	20	302	(28)	24	310	(28)
Total mortgage-backed securities	327	15,395	(292)	45	763	(44)	372	16,158	(336)
Total	328	$15,403	($292)	45	$763	($44)	373	$16,166	($336)

	December 31, 2015
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$9	$—	—	$—	$—	1	$9	$—
US Treasury and other	1	15	—	—	—	—	1	15	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	162	7,423	(51)	36	819	(27)	198	8,242	(78)
Other/non-agency	2	9	—	20	361	(37)	22	370	(37)
Total mortgage-backed securities	164	7,432	(51)	56	1,180	(64)	220	8,612	(115)
Total	166	$7,456	($51)	56	$1,180	($64)	222	$8,636	($115)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company intends to sell the impaired debt security, or if it is more likely than not it will be required to sell the security before recovery, the impairment loss recognized in current period earnings equals the difference between the amortized cost basis and the fair value of the security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not that the Company will be required to sell the impaired security, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in current period earnings and the amount related to all other factors, which is recognized in OCI.
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
The Company estimates the portion of loss attributable to credit using a collateral loss model and integrated cash flow engine. The model calculates prepayment, default and loss severity assumptions using collateral performance data. These assumptions are used to produce cash flows that generate loss projections. These loss projections are reviewed on a quarterly basis by a cross-functional governance committee to determine whether security impairments are other-than-temporary.
The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Year Ended December 31,
(in millions)	2016	2015	2014
Cumulative balance at beginning of period	$66	$62	$56
Credit impairments recognized in earnings on securities that have been previously impaired	12	7	10
Reductions due to increases in cash flow expectations on impaired securities (1)	(3)	(3)	(4)
Cumulative balance at end of period	$75	$66	$62
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of December 31, 2016, 2015 and 2014 were $75 million, $66 million and $62 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of December 31, 2016, 2015 and 2014.
For the years ended December 31, 2016, 2015 and 2014, the Company incurred non-agency MBS credit related other-than-temporary impairment losses in earnings of $12 million, $7 million and $10 million, respectively. Other-than-temporary impairment losses for the year ended December 31, 2016 reflect a $5 million increase from the year ended December 31, 2015 related to a one-time adjustment tied to the June 2016 migration from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment. There were no credit impaired debt securities sold during the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect non- credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, as of December 31, 2016, 2015 and 2014, $27 million, $36 million and $35 million respectively, of pre-tax non-credit related losses were deferred in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at December 31, 2016 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale:
U.S. Treasury and other	$30	$—	$—	$—	$30
State and political subdivisions	—	—	—	8	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	27	1,177	18,026	19,231
Other/non-agency	—	36	3	388	427
Total debt securities available for sale	31	63	1,180	18,422	19,696
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,126	4,126
Other/non-agency	—	—	—	945	945
Total debt securities held to maturity	—	—	—	5,071	5,071
Total amortized cost of debt securities	$31	$63	$1,180	$23,493	$24,767

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$30	$—	$—	$—	$30
State and political subdivisions	—	—	—	8	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	28	1,194	17,822	19,045
Other/non-agency	—	36	3	362	401
Total debt securities available for sale	31	64	1,197	18,192	19,484
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,094	4,094
Other/non-agency	—	—	—	964	964
Total debt securities held to maturity	—	—	—	5,058	5,058
Total fair value of debt securities	$31	$64	$1,197	$23,250	$24,542

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $584 million, $621 million and $619 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Realized gains and losses on securities are presented below:

	Year Ended December 31,
(in millions)	2016	2015	2014
Gains on sale of debt securities	$18	$41	$33
Losses on sale of debt securities	(2)	(12)	(5)
Debt securities gains, net	$16	$29	$28
Equity securities gains	$3	$3	$—
In advance of the July 2017 Volcker Rule’s effective date, during the year ended December 31, 2015, the Company sold a $73 million mortgage-backed security that was classified as HTM, which would have been prohibited under the Volcker Rule, and recognized a $2 million gain.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities pledged are presented below:

	December 31, 2016		December 31, 2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$631	$620	$805	$808
Pledged against FHLB borrowed funds	953	972	1,163	1,186
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,575	3,563	3,579	3,610

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

	December 31, 2016			December 31, 2015
(in millions)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)	Gross Assets (Liabilities)	Gross Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities)
Securities purchased under agreements to resell	$—	$—	$—	$500	($500)	$—
Securities sold under agreements to repurchase	—	—	—	(500)	500	—

Note: The Company also offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 16 “Derivatives.”

Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2016, 2015 and 2014, were $68 million, $3 million and $18 million, respectively. These securitizations included a substantive guarantee by a third party. In 2016, the guarantors were Fannie Mae and Ginnie Mae. In 2015, the guarantor was Freddie Mac. In 2014, the guarantors were Fannie Mae, Ginnie Mae, and Freddie Mac. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, student, credit cards and other retail. The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which the Company now services a portion of internally. A summary of the loans and leases portfolio is presented below:

	December 31,
(in millions)	2016	2015
Commercial	$37,274	$33,264
Commercial real estate	10,624	8,971
Leases	3,753	3,979
Total commercial	51,651	46,214
Residential mortgages	15,115	13,318
Home equity loans	1,858	2,557
Home equity lines of credit	14,100	14,674
Home equity loans serviced by others	750	986
Home equity lines of credit serviced by others	219	389
Automobile	13,938	13,828
Student	6,610	4,359
Credit cards	1,691	1,634
Other retail	1,737	1,083
Total retail	56,018	52,828
Total loans and leases (1) (2)	$107,669	$99,042

(1) Excluded from the table above are loans held for sale totaling $625 million and $365 million as of December 31, 2016 and 2015, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.3 billion and $17.6 billion at December 31, 2016 and 2015, respectively.
During the year ended December 31, 2016, the Company purchased $1.2 billion of student loans, $695 million of automobile loans and $539 million of residential mortgages. During the year ended December 31, 2015, the Company purchased $957 million of student loans, $1.3 billion of automobile loans and $1.1 billion of residential mortgages.
During the year ended December 31, 2016, the Company sold $310 million of TDRs, including $255 million of residential mortgages and $55 million of home equity loans, which resulted in a pre-tax gain of $72 million reported in other income on the Consolidated Statements of Operations. Additionally, during the year ended December 31, 2016, the Company sold $444 million of residential mortgage loans and $147 million of commercial loans. During the year ended December 31, 2015, the Company sold $273 million of residential mortgage loans, $401 million of commercial loans and $41 million of credit card balances.
Loans held for sale at fair value totaled $583 million and $325 million at December 31, 2016 and 2015, respectively, and consisted of residential mortgages originated for sale of $504 million and loans in the commercial trading portfolio of $79 million as of December 31, 2016. As of December 31, 2015, residential mortgages originated for sale were $268 million and loans in the commercial trading portfolio totaled $57 million. Other loans held for sale totaled $42 million and $40 million as of December 31, 2016 and 2015, respectively, and consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $24.0 billion and $23.2 billion at December 31, 2016 and 2015, respectively. This collateral consists primarily of residential mortgages and home equity loans. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $16.8 billion and $15.9 billion at December 31, 2016 and 2015, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the investment in leases, before the ALLL, is presented below:

	December 31,
(in millions)	2016	2015
Direct financing leases	$3,670	$3,898
Leveraged leases	83	81
Total leases	$3,753	$3,979
The components of the investment in leases, before the ALLL, are presented below:

	December 31,
(in millions)	2016	2015
Total future minimum lease rentals	$2,922	$3,195
Estimated residual value of leased equipment (non-guaranteed)	1,166	1,157
Initial direct costs	20	22
Unearned income on minimum lease rentals and estimated residual value of leased equipment	(355)	(395)
Total leases	$3,753	$3,979

The future minimum lease rentals on direct financing and leveraged leases at December 31, 2016 are presented below:

Year	(in millions)
2017	$647
2018	610
2019	532
2020	401
2021	274
Thereafter	458
Total	$2,922
There was no investment credit recognized in income during the years ended December 31, 2016, 2015 and 2014.
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
There were no material changes in assumptions or estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments. However, as part of the annual review of loss emergence periods, the incurred loss periods for retail property secured loans were extended.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the allowance for credit losses is presented below:

	Year ended December 31, 2016
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$596	$620	$1,216
Charge-offs	(79)	(457)	(536)
Recoveries	33	168	201
Net charge-offs	(46)	(289)	(335)
Provision charged to income	113	242	355
Allowance for loan and lease losses, end of period	663	573	1,236
Reserve for unfunded lending commitments, beginning of period	58	—	58
Provision (credit) for unfunded lending commitments	14	—	14
Reserve for unfunded lending commitments as of period end	72	—	72
Total allowance for credit losses as of period end	$735	$573	$1,308

	Year Ended December 31, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$544	$651	$1,195
Charge-offs	(36)	(444)	(480)
Recoveries	49	147	196
Net recoveries (charge-offs)	13	(297)	(284)
Provision charged to income	39	266	305
Allowance for loan and lease losses, end of period	596	620	1,216
Reserve for unfunded lending commitments, beginning of period	61	—	61
Provision (credit) for unfunded lending commitments	(3)	—	(3)
Reserve for unfunded lending commitments as of period end	58	—	58
Total allowance for credit losses as of period end	$654	$620	$1,274

	Year Ended December 31, 2014
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$498	$723	$1,221
Charge-offs	(43)	(450)	(493)
Recoveries	58	112	170
Net recoveries (charge-offs)	15	(338)	(323)
Provision charged to income	31	266	297
Allowance for loan and lease losses, end of period	544	651	1,195
Reserve for unfunded lending commitments, beginning of period	39	—	39
Provision (credit) for unfunded lending commitments	22	—	22
Reserve for unfunded lending commitments as of period end	61	—	61
Total allowance for credit losses as of period end	$605	$651	$1,256

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	December 31, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$424	$799	$1,223	$218	$1,165	$1,383
Formula-based evaluation	51,227	55,219	106,446	45,996	51,663	97,659
Total	$51,651	$56,018	$107,669	$46,214	$52,828	$99,042

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the allowance for credit losses by evaluation method is presented below:

	December 31, 2016			December 31, 2015
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$63	$43	$106	$36	$101	$137
Formula-based evaluation	672	530	1,202	618	519	1,137
Allowance for credit losses	$735	$573	$1,308	$654	$620	$1,274

For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicates an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	December 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,010	$1,015	$1,027	$222	$37,274
Commercial real estate	10,146	370	58	50	10,624
Leases	3,583	52	103	15	3,753
Total	$48,739	$1,437	$1,188	$287	$51,651

	December 31, 2015
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,276	$911	$1,002	$75	$33,264
Commercial real estate	8,450	272	171	78	8,971
Leases	3,880	55	44	—	3,979
Total	$43,606	$1,238	$1,217	$153	$46,214

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	December 31, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,807	$108	$53	$12	$135	$15,115
Home equity loans	1,628	127	23	7	73	1,858
Home equity lines of credit	13,432	396	57	20	195	14,100
Home equity loans serviced by others	673	41	14	5	17	750
Home equity lines of credit serviced by others	158	25	3	2	31	219
Automobile	12,509	1,177	172	38	42	13,938
Student	6,379	151	24	13	43	6,610
Credit cards	1,611	43	12	9	16	1,691
Other retail	1,676	45	8	4	4	1,737
Total	$52,873	$2,113	$366	$110	$556	$56,018

	December 31, 2015
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$12,905	$97	$54	$16	$246	$13,318
Home equity loans	2,245	164	32	12	104	2,557
Home equity lines of credit	13,982	407	60	20	205	14,674
Home equity loans serviced by others	886	60	14	6	20	986
Home equity lines of credit serviced by others	296	48	10	6	29	389
Automobile	12,670	964	127	32	35	13,828
Student	4,175	113	19	11	41	4,359
Credit cards	1,554	44	11	9	16	1,634
Other retail	1,013	53	8	4	5	1,083
Total	$49,726	$1,950	$335	$116	$701	$52,828

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commercial	$322	$71	$2	$1
Commercial real estate	50	77	—	—
Leases	15	—	—	—
Total commercial	387	148	2	1
Residential mortgages (2) (3)	144	331	18	—
Home equity loans	98	135	—	—
Home equity lines of credit	243	272	—	—
Home equity loans serviced by others	32	38	—	—
Home equity lines of credit serviced by others	33	32	—	—
Automobile	50	42	—	—
Student	38	41	5	6
Credit cards	16	16	—	—
Other retail	4	5	1	2
Total retail	658	912	24	8
Total	$1,045	$1,060	$26	$9
(1) Effective March 31, 2016, the Company began excluding loans 90 days or more past due and still accruing from nonperforming loans and leases. Nonperforming loans and leases as of December 31, 2015 included loans and leases on nonaccrual of $1.051 billion and loans and leases accruing and 90 days or more past due of $9 million.
(2) Effective March 31, 2016, the Company began excluding first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration from nonperforming balances. As of December 31, 2016, $18 million of these loans were accruing and 90 days or more past due.
(3) Effective March 31, 2016, the Company began excluding guaranteed residential mortgage loans sold to GNMA for which the Company had the right, but not the obligation, to repurchase from nonperforming balances. As of December 31, 2016 these loans totaled $32 million. These loans are consolidated on the Company’s Consolidated Balance Sheets.

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. A summary of other nonperforming assets is presented below:

	December 31,
(in millions)	2016	2015
Nonperforming assets, net of valuation allowance:
Commercial	$—	$1
Retail	49	45
Nonperforming assets, net of valuation allowance	$49	$46

A summary of key performance indicators is presented below:

	December 31,
	2016	2015
Nonperforming commercial loans and leases as a percentage of total loans and leases (1)	0.36%	0.15%
Nonperforming retail loans as a percentage of total loans and leases (1)	0.61	0.92
Total nonperforming loans and leases as a percentage of total loans and leases (1)	0.97%	1.07%

Nonperforming commercial assets as a percentage of total assets (1)	0.26%	0.11%
Nonperforming retail assets as a percentage of total assets (1)	0.47	0.69
Total nonperforming assets as a percentage of total assets (1)	0.73%	0.80%
(1) December 31, 2015 ratios included loans accruing and 90 days or more past due of $1 million and $8 million for commercial and retail, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $177 million and $257 million as of December 31, 2016 and 2015, respectively.
An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	December 31, 2016				December 31, 2015
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$36	$4	$324	$364	$9	$4	$71	$84
Commercial real estate	1	2	50	53	30	3	77	110
Leases	1	—	15	16	9	1	—	10
Total commercial	38	6	389	433	48	8	148	204
Residential mortgages	53	12	135	200	54	16	246	316
Home equity loans	23	7	73	103	32	12	104	148
Home equity lines of credit	57	20	195	272	60	20	205	285
Home equity loans serviced by others	14	5	17	36	14	6	20	40
Home equity lines of credit serviced by others	3	2	31	36	10	6	29	45
Automobile	172	38	42	252	127	32	35	194
Student	24	13	43	80	19	11	41	71
Credit cards	12	9	16	37	11	9	16	36
Other retail	8	4	4	16	8	4	5	17
Total retail	366	110	556	1,032	335	116	701	1,152
Total	$404	$116	$945	$1,465	$383	$124	$849	$1,356

Impaired loans include nonaccruing larger balance commercial loans (greater than $3 million carrying value) and commercial and retail TDRs (excluding loans held for sale). A summary of impaired loans by class is presented below:

	December 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$247	$55	$134	$431	$381
Commercial real estate	39	8	4	44	43
Total commercial	286	63	138	475	424
Residential mortgages	37	2	141	235	178
Home equity loans	51	3	94	191	145
Home equity lines of credit	23	1	173	240	196
Home equity loans serviced by others	41	4	19	70	60
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	—	15	25	19
Student	154	25	1	155	155
Credit cards	26	6	—	26	26
Other retail	10	2	1	13	11
Total retail	348	43	451	968	799
Total	$634	$106	$589	$1,443	$1,223

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$92	$23	$58	$144	$150
Commercial real estate	56	13	12	70	68
Total commercial	148	36	70	214	218
Residential mortgages	121	16	320	608	441
Home equity loans	85	11	139	283	224
Home equity lines of credit	27	2	167	234	194
Home equity loans serviced by others	50	8	24	88	74
Home equity lines of credit serviced by others	3	1	7	14	10
Automobile	3	—	11	19	14
Student	163	48	2	165	165
Credit cards	28	11	—	28	28
Other retail	13	4	2	18	15
Total retail	493	101	672	1,457	1,165
Total	$641	$137	$742	$1,671	$1,383

Additional information on impaired loans is presented below:

	Year Ended December 31,
	2016		2015		2014
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$5	$295	$4	$135	$9	$198
Commercial real estate	—	53	1	44	2	98
Leases	—	3	—	—	—	—
Total commercial	5	351	5	179	11	296
Residential mortgages	4	161	15	415	14	429
Home equity loans	7	144	9	222	8	246
Home equity lines of credit	6	178	4	173	4	149
Home equity loans serviced by others	3	60	4	75	5	91
Home equity lines of credit serviced by others	—	9	—	9	—	11
Automobile	—	14	—	11	—	7
Student	7	150	7	157	8	153
Credit cards	2	23	2	26	2	31
Other retail	1	12	1	16	1	21
Total retail	30	751	42	1,104	42	1,138
Total	$35	$1,102	$47	$1,283	$53	$1,434

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession for other than an insignificant time period to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Because TDRs are impaired loans, the Company measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral value is included in the ALLL. Any portion of the loan’s recorded investment the Company does not expect to collect as a result of the modification is charged off at the time of modification. For Retail TDR accounts where the expected value of cash flows is utilized, any recorded investment in excess of the present value of expected cash flows is recognized by creating or increasing the ALLL. For Retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
Commercial TDRs were $120 million and $155 million on December 31, 2016 and 2015, respectively. Retail TDRs totaled $799 million and $1.2 billion on December 31, 2016 and 2015, respectively, down primarily due to the previously mentioned TDR sale. Unfunded commitments tied to TDRs were $42 million and $15 million on December 31, 2016 and 2015, respectively.
The table below summarizes how loans were modified during the year ended December 31, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to December 31, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	12	$1	$1	81	$20	$21
Commercial real estate	1	—	—	1	5	5
Total commercial	13	1	1	82	25	26
Residential mortgages	71	10	10	60	10	10
Home equity loans	97	6	6	39	4	5
Home equity lines of credit	49	4	4	121	13	12
Home equity loans serviced by others	18	1	1	—	—	—
Home equity lines of credit serviced by others	8	—	—	5	1	1
Automobile	138	3	3	41	1	1
Student	—	—	—	—	—	—
Credit cards	2,187	12	12	—	—	—
Other retail	4	—	—	—	—	—
Total retail	2,572	36	36	266	29	29
Total	2,585	$37	$37	348	$54	$55

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	14	$48	$48	$3	$—
Commercial real estate	—	—	—	—	—
Total commercial	14	48	48	3	—
Residential mortgages	247	26	26	(1)	—
Home equity loans	279	18	17	(1)	—
Home equity lines of credit	304	23	22	—	1
Home equity loans serviced by others	60	2	2	—	—
Home equity lines of credit serviced by others	24	1	1	—	—
Automobile	1,081	20	18	—	3
Student	479	12	12	4	—
Credit cards	—	—	—	3	—
Other retail	13	—	—	—	—
Total retail	2,487	102	98	5	4
Total	2,501	$150	$146	$8	$4
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes how loans were modified during the year ended December 31, 2015, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2015 and were paid off in full, charged off, or sold prior to December 31, 2015.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	25	$19	$19	160	$22	$22
Commercial real estate	1	—	—	1	—	—
Total commercial	26	19	19	161	22	22
Residential mortgages	153	31	31	40	7	6
Home equity loans	96	5	5	191	35	35
Home equity lines of credit	4	1	1	23	2	2
Home equity loans serviced by others	29	2	2	—	—	—
Home equity lines of credit serviced by others	2	—	—	1	—	—
Automobile	108	2	2	5	—	—
Student	—	—	—	—	—	—
Credit cards	2,413	13	13	—	—	—
Other retail	3	—	—	—	—	—
Total retail	2,808	54	54	260	44	43
Total	2,834	$73	$73	421	$66	$65

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	16	$34	$34	($1)	$1
Commercial real estate	1	4	4	—	—
Total commercial	17	38	38	(1)	1
Residential mortgages	275	33	33	(1)	—
Home equity loans	448	28	28	—	1
Home equity lines of credit	320	21	19	—	2
Home equity loans serviced by others	124	6	5	—	1
Home equity lines of credit serviced by others	41	3	2	—	—
Automobile	812	14	12	—	2
Student	1,204	22	22	4	—
Credit cards	—	—	—	2	—
Other retail	20	—	—	—	—
Total retail	3,244	127	121	5	6
Total	3,261	$165	$159	$4	$7
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes how loans were modified during the year ended December 31, 2014, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2014 and were paid off in full, charged off, or sold prior to December 31, 2014.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	25	$8	$7	131	$21	$22
Commercial real estate	9	1	2	15	3	2
Total commercial	34	9	9	146	24	24
Residential mortgages	126	17	17	40	6	5
Home equity loans	125	8	9	85	5	6
Home equity lines of credit	7	—	—	276	17	16
Home equity loans serviced by others	42	2	2	—	—	—
Home equity lines of credit serviced by others	4	—	—	1	—	—
Automobile	75	1	1	18	—	—
Student	—	—	—	—	—	—
Credit cards	2,165	12	12	—	—	—
Other retail	3	—	—	—	—	—
Total retail	2,547	40	41	420	28	27
Total	2,581	$49	$50	566	$52	$51

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	27	$52	$74	$3	$—
Commercial real estate	1	7	7	—	3
Total commercial	28	59	81	3	3
Residential mortgages	393	47	46	(4)	1
Home equity loans	1,046	63	62	(1)	2
Home equity lines of credit	356	25	21	—	5
Home equity loans serviced by others	138	5	5	(1)	—
Home equity lines of credit serviced by others	39	2	2	—	—
Automobile	1,039	17	13	—	5
Student	1,675	31	31	5	—
Credit cards	—	—	—	—	—
Other retail	57	2	1	(1)	—
Total retail	4,743	192	181	(2)	13
Total	4,771	$251	$262	$1	$16
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted within 12 months of their modification date during 2016, 2015 and 2014. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2016 and 2015. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Year Ended December 31,
	2016		2015		2014
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	22	$13	23	$2	37	$12
Commercial real estate	1	—	—	—	3	1
Total commercial	23	13	23	2	40	13
Residential mortgages	187	24	168	21	301	35
Home equity loans	50	3	184	13	329	24
Home equity lines of credit	155	13	131	7	229	12
Home equity loans serviced by others	37	1	43	1	60	2
Home equity lines of credit serviced by others	17	—	22	1	20	—
Automobile	110	2	87	1	112	1
Student	59	1	171	3	355	7
Credit cards	433	3	455	3	579	3
Other retail	3	—	4	—	12	—
Total retail	1,051	47	1,265	50	1,997	84
Total	1,074	$60	1,288	$52	2,037	$97
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2016 and 2015, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present balances of loans with these characteristics:

	December 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$566	$550	$476	$—	$—	$1,592
Interest only/negative amortization	1,582	—	—	—	1	1,583
Low introductory rate	—	—	—	112	—	112
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,151	$550	$476	$112	$1	$3,290

	December 31, 2015
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Student	Total
High loan-to-value	$649	$1,038	$785	$—	$—	$2,472
Interest only/negative amortization	1,110	—	—	—	—	1,110
Low introductory rate	—	3	—	96	—	99
Multiple characteristics and other	14	—	—	—	—	14
Total	$1,773	$1,041	$785	$96	$—	$3,695
NOTE 6 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. These investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amounts of its equity investments. A summary of these investments is presented below:

	December 31,
(in millions)	2016	2015
LIHTC investment included in other assets	$793	$598
LIHTC unfunded commitments included in other liabilities	428	365
Renewable energy investments included in other assets	220	118
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
Effective January 1, 2015, the Company adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” and applies the proportional amortization method to account for its LIHTC investments. The retrospective adoption of ASU 2014-01 would have had an immaterial effect on the Company’s financial statements; therefore, the Company applied ASU 2014-01 prospectively. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of the investment in proportion to the tax credits received in the current period as compared to the total tax credits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The Company reports its equity share of LIHTC partnership gains and losses as an adjustment to noninterest income. The Company reports its commitments to make future investments in other liabilities on the Consolidated Balance Sheets. The tax credits received are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the other information related to the Company’s affordable housing tax credit investments for the years ended December 31, 2016, and 2015.

	Year Ended December 31,
(in millions)	2016	2015
Tax credits included in the provision for income taxes	$59	$45
Amortization expense included in the provision for income taxes	59	45
Other tax benefits included in the provision for income taxes	21	17
    No LIHTC investment impairment losses were recognized during the years ended December 31, 2016 and 2015.
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
NOTE 7 - PREMISES, EQUIPMENT AND SOFTWARE
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives	2016	2015
Land and land improvements	15 years	$47	$25
Buildings and leasehold improvements	7-40 years	684	634
Furniture, fixtures and equipment	5-15 years	1,714	1,667
Total premises and equipment, gross		2,445	2,326
Accumulated depreciation		(1,844)	(1,731)
Total premises and equipment, net		$601	$595

The table above includes capital leases with book values of $45 million and $47 million and related accumulated depreciation of $30 million and $25 million as of December 31, 2016 and 2015, respectively. Depreciation charged to noninterest expense was $130 million, $116 million, and $117 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is presented in the Consolidated Statements of Operations in both occupancy and equipment expense.
The Company had capitalized software assets of $1.5 billion and $1.3 billion and related accumulated amortization of $691 million and $532 million as of December 31, 2016 and 2015, respectively. Amortization expense was $170 million, $146 million, and $145 million for the years ended December 31, 2016, 2015, and 2014, respectively. Capitalized software assets are reported as a component of other assets in the Consolidated Balance Sheets.
The estimated future amortization expense for capitalized software assets is presented below:

Year	(in millions)
2017	$160
2018	139
2019	108
2020	78
2021	41
Thereafter	114
Total (1)	$640
(1) Excluded from this balance is $138 million of in-process software at December 31, 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASE COMMITMENTS
The Company is committed under long-term leases for the rental of premises and equipment. These leases have varying renewal options and in certain instances, require the payment of insurance, real estate taxes and other operating expenses.
At December 31, 2016, the aggregate minimum rental commitments under these non-cancelable operating leases and capital leases, exclusive of renewals, are presented below for the years ended December 31:

(in millions)	Operating Leases	Capital Leases
2017	$182	$7
2018	157	3
2019	122	2
2020	102	2
2021	82	2
Thereafter	164	9
Total minimum lease payments	$809	$25
Amounts representing interest	N/A	(9)
Present value of net minimum lease payments	N/A	$16

Occupancy and equipment expense included rental expense for non-cancelable operating leases and capital leases of $208 million, $205 million, and $214 million for the years ended December 31, 2016, 2015, and 2014, respectively.
NOTE 9 - GOODWILL
Goodwill represents the excess of fair value of purchased assets over the purchase price. Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. There were no changes in the carrying value of goodwill for the years ended December 31, 2016 and 2015 as presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2014	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at December 31, 2015	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at December 31, 2016	$2,136	$4,740	$6,876

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2016 and 2015. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2016 and 2015.
The Company performs an annual test for impairment of goodwill at a level of reporting referred to as a reporting unit. The Company has identified and allocated goodwill to two reporting units — Consumer Banking and Commercial Banking — based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. No impairment was recorded for the years ended December 31, 2016, 2015 and 2014.
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
The Company received $2.7 billion, $2.7 billion, and $1.6 billion of proceeds from the sale of residential mortgages for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized gains on sales of residential mortgages

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held for sale in mortgage banking fees in the Consolidated Statements of Operations of $69 million, $51 million, and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively. Pursuant to the standard representations and warranties obligations discussed above, the Company repurchased residential mortgages totaling $6 million, $10 million, and $25 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $51 million, $55 million, and $59 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded valuation recoveries of $4 million, $9 million, and $5 million for its MSRs for the years ended December 31, 2016, 2015 and 2014, respectively.
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Year Ended December 31,
(in millions)	2016	2015
MSRs:
Balance as of January 1	$173	$184
Amount capitalized	29	26
Amortization	(35)	(37)
Carrying amount before valuation allowance	167	173
Valuation allowance for servicing assets:
Balance as of January 1	9	18
Valuation recovery	(4)	(9)
Balance at end of period	5	9
Net carrying value of MSRs	$162	$164

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	December 31,
	2016			2015
(dollars in millions)	Weighted Average	Range		Weighted Average	Range
Fair value	$182	Min	Max	$178	Min	Max
Weighted average life (in years)	5.7	2.6	7.3	5.4	2.8	6.2
Weighted average constant prepayment rate	10.8%	8.8%	22.3%	11.6%	10.7%	22.2%
Weighted average discount rate	9.7%	9.1%	12.1%	9.7%	9.1%	12.1%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Year Ended December 31,
	2016	2015	2014
Weighted average life (in years)	6.1	5.9	5.8
Weighted average constant prepayment rate	11.0%	10.7%	11.7%
Weighted average discount rate	9.7%	9.7%	10.3%

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

	December 31,
(in millions)	2016	2015
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$9	$5
Decline in fair value from a 100 basis point decrease in interest rates	$25	$11
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6
NOTE 11 - DEPOSITS
The major components of deposits are presented below:

	December 31,
(in millions)	2016	2015
Demand	$28,472	$27,649
Checking with interest	20,714	17,921
Regular savings	8,964	8,218
Money market accounts	38,176	36,727
Term deposits	13,478	12,024
Total deposits	$109,804	$102,539
The maturity distribution of term deposits as of December 31, 2016 is presented below:

Year	(in millions)
2017	$11,402
2018	1,428
2019	214
2020	325
2021	103
2022 and thereafter	6
Total	$13,478

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $8.2 billion at December 31, 2016. The remaining maturities of these deposits are presented below:

(in millions)
Three months or less	$3,531
After three months through six months	1,152
After six months through twelve months	2,671
After twelve months	850
Total term deposits	$8,204
NOTE 12 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

	December 31,
(in millions)	2016	2015
Federal funds purchased	$533	$—
Securities sold under agreements to repurchase	615	802
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,211	2,630
Total short-term borrowed funds	$4,359	$3,432
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	2014
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.26%	0.15%	0.14%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.94	0.44	0.26
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,522	$5,375	$7,022
Other short-term borrowed funds (primarily current portion of FHLB advances)	5,461	7,004	7,702
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$947	$3,364	$5,699
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,207	5,865	5,640
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.09%	0.22%	0.12%
Other short-term borrowed funds (primarily current portion of FHLB advances)	0.64	0.28	0.25
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s long-term borrowed funds is presented below:

	December 31,
(in millions)	2016	2015
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$350
5.158% fixed-to-floating rate subordinated debt, (LIBOR + 3.56%) callable, due 2023	333	333
3.750% fixed rate subordinated debt, due 2024 (2)	250	250
4.023% fixed rate subordinated debt, due 2024 (3)	42	331
4.082% fixed rate subordinated debt, due 2025 (4)	—	331
4.350% fixed rate subordinated debt, due 2025 (5)	249	250
4.300% fixed rate subordinated debt, due 2025 (6)	749	750
2.375% fixed rate senior unsecured debt, due 2021 (7)	348	—
Banking Subsidiaries:
1.600% senior unsecured notes, due 2017 (8) (9)	—	749
2.300% senior unsecured notes, due 2018 (8) (10)	745	747
2.450% senior unsecured notes, due 2019 (8) (11)	747	752
2.500% senior unsecured notes, due 2019 (8)(12)	741	—
2.550% senior unsecured notes, due 2021(8)(13)	965	—
Federal Home Loan advances due through 2033	7,264	5,018
Other	10	25
Total long-term borrowed funds	$12,790	$9,886

(1) These balances are composed of: principal balances of $350 million at December 31, 2016 and 2015, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at December 31, 2016.
(2) Prior to January 1, 2016, interest was payable at a fixed rate per annum of 4.153%.
(3) These balances are composed of: principal balance of $42 million and $333 million at December 31, 2016 and 2015, respectively, as well as the impact from interest rate swaps of zero and ($2) million at December 31, 2016 and 2015, respectively. See Note 16 “Derivatives” for further information. In addition, the Company repurchased $125 million and $166 million of these securities on March 7, 2016 and July 28, 2016, respectively.
(4) This subordinated debt was retired in 2016. At December 31, 2015, this balance was composed of a principal balance of $334 million; impact from interest rate swaps of ($3) million at December 31, 2015. See Note 16 “Derivatives” for further information. On July 28, 2016, the Company repurchased $334 million of these securities.
(5) These balances are composed of: principal balances of $250 million at December 31, 2016 and 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at December 31, 2016.
(6) These balances are composed of: principal balances of $750 million at December 31, 2016 and 2015, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at December 31, 2016.
(7) This balance is composed of: principal balance of $350 million at December 31, 2016, as well as the impact of ($2) million  of unamortized deferred issuance costs and discount at December 31, 2016.
(8) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(9) This balance was reclassified to short-term borrowed funds at December 31, 2016. At December 31, 2015 the balance was composed of: principal balances of $750 million; impact from interest rate swaps of ($1) million. See Note 16 “Derivatives” for further information.
(10) These balances are composed of: principal balances of $750 million at December 31, 2016 and 2015; impact from interest rate swaps of ($3) million at December 31, 2016 and 2015; and ($2) million of unamortized deferred issuance costs and discount at December 31, 2016. See Note 16 “Derivatives” for further information.
(11) These balances are composed of: principal balances of $750 million at December 31, 2016 and 2015; impact from interest rate swaps of zero and $2 million at December 31, 2016 and 2015, respectively; and ($3) million of unamortized deferred issuance costs and discount at December 31, 2016. See Note 16 “Derivatives” for further information.
(12) This balance is composed of: principal balance of $750 million at December 31, 2016; impact from interest rate swaps of ($7) million and ($2) million of unamortized deferred issuance costs and discount at December 31, 2016. See Note 16 “Derivatives” for further information.
(13) This balance is composed of: principal balance of $1.0 billion at December 31, 2016; impact from interest rate swaps of ($30) million and ($5) million of unamortized deferred issuance costs and discount at December 31, 2016. See Note 16 “Derivatives” for further information.

On March 14, 2016, the Company issued $750 million of CBNA 2.500% fixed-rate senior notes due in 2019, and on May 13, 2016, the Company also issued $1.0 billion of CBNA 2.550% fixed-rate senior notes due in 2021. On July 28, 2016, the Company issued $350 million of 2.375% fixed-rate senior notes due 2021, and used the net proceeds and available cash to repurchase $500 million of its subordinated debt. Specifically, the Company retired $334 million of 4.082% subordinated notes due 2025 and $166 million of 4.023% subordinated notes due 2024. On March 7, 2016, the Company repurchased $125 million of its 4.023% subordinated notes due 2024.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $13.4 billion and $11.3 billion at December 31, 2016 and 2015, respectively. The Company’s available FHLB borrowing capacity was $2.8 billion and $4.1 billion at December 31, 2016 and 2015, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At December 31, 2016, the Company’s unused secured borrowing capacity was approximately $33.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
A summary of maturities for the Company’s long-term borrowed funds at December 31, 2016 is presented below:

(in millions)	CFG Parent Company	Banking Subsidiaries	Consolidated
Year
2017 or on demand	$—	$—	$—
2018	—	8,000	8,000
2019	—	1,489	1,489
2020	—	2	2
2021	348	970	1,318
2022 and thereafter	1,970	11	1,981
Total	$2,318	$10,472	$12,790
NOTE 13 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of December 31, 2016 and 2015. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock
During the year ended December 31, 2016, as part of its 2016 CCAR plan, the Company paid $430 million to repurchase 17,332,684 common shares at an average price of $24.81; $405 million was recorded in treasury stock and $25 million was recorded in additional paid in capital. The repurchased shares are held in treasury stock. During the year ended December 31, 2016, the Company recorded no shares of treasury stock associated with share-based compensation plan activity. During the year ended December 31, 2015, the Company recorded 876,087 shares of treasury stock associated with share-based compensation plan activity for a total cost of $22 million at a weighted-average price per share of $25.50.
On August 3, 2015, the Company used the net proceeds of its public offering of $250 million aggregate principal amount 4.350% Subordinated Notes due 2025 issued on July 31, 2015, to repurchase 9,615,384 shares of its outstanding common stock at a public offering price of $26.00 per share. The repurchased shares are held in treasury stock.
On April 7, 2015, the Company used the net proceeds of the Series A Preferred Stock offering to repurchase 10,473,397 shares of its common stock at a total cost of approximately $250 million and a price per share of $23.87, which equaled the volume-weighted average price of the Company’s common stock for all traded volume over the five trading days preceding the repurchase agreement date of April 1, 2015. The repurchased shares are held in treasury stock.
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
The qualified plan’s allocation by asset category is presented below:

	Target Asset Allocation	Actual Asset Allocation
Asset Category	2016	2016	2015
Equity securities	45-55%	49.6%	47.1%
Debt securities	40-50%	45.2%	47.3%
Other	0-10%	5.2%	5.6%
Total		100.0%	100.0%
The written Pension Plan Investment Policy, set forth by the CFG Retirement Committee, formulates investment principles and guidelines that are appropriate for the needs and objectives of the Plan, and defines the management, structure, and monitoring procedures adopted for the ongoing operation of the aggregate funds of the Plan. Stated goals and objectives are:

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
The assets of the qualified plan may be invested in any or all of the following asset categories:

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Equity-oriented investments:

◦	domestic and foreign common and preferred stocks, and related rights, warrants, convertible debentures, and other common share equivalents

•	Fixed income-oriented investments:

◦	domestic and foreign bonds, debentures and notes

◦	mortgages

◦	mortgage-backed securities

◦	asset-backed securities

◦	money market securities or cash

◦	financial futures and options on financial futures

◦	forward contracts

In addition, derivatives may be employed under the guidelines established for individual managers in order to manage risk exposures and/or to increase the efficiency of strategies. The extent to which derivatives are utilized will be specified in the investment guidelines for each manager. The Plan will not be exposed to losses through derivatives that exceed the capital invested.
In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this Plan. This includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the Plan. This basis is consistent with the prior year.
Changes in the fair value of defined benefit pension plan assets, projected benefit obligation, funded status, and accumulated benefit obligation are presented below:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2016	2015	2016	2015
Fair value of plan assets as of January 1	$917	$923	$—	$—
Actual return (loss) on plan assets	82	(41)	—	—
Employer contributions	75	100	8	9
Benefits and administrative expenses paid	(59)	(65)	(8)	(9)
Fair value of plan assets as of December 31	1,015	917	—	—
Projected benefit obligation	1,024	977	105	103
Pension obligation	($9)	($60)	($105)	($103)
Accumulated benefit obligation	$1,024	$977	$105	$103

We recognized net actuarial losses (for the qualified and non-qualified plans) in AOCI resulting in an ending balance of $634 million and $599 million at December 31, 2016 and 2015, respectively. Approximately $18 million of net actuarial loss recorded in AOCI as of December 31, 2016 is expected to be recognized as a component of net periodic benefit costs during 2017.
Other changes in plan assets and benefit obligations recognized in OCI are presented below:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net periodic pension income	($1)	($7)	($8)
Net actuarial loss	54	7	237
Amortization of prior service credit	1	—	—
Amortization of net actuarial loss	(16)	(15)	(10)
Divestiture	—	—	(35)
Total recognized in other comprehensive income (loss)	39	(8)	192
Total recognized in net periodic pension cost and other comprehensive income (loss)	$38	($15)	$184

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension (income) cost for the Company's qualified and non-qualified plans are presented below:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	44	44	47	4	4	5	48	48	52
Expected return on plan assets	(68)	(74)	(73)	—	—	—	(68)	(74)	(73)
Amortization of actuarial loss	14	13	9	2	2	1	16	15	10
Net periodic pension (income) cost	($7)	($14)	($14)	$6	$6	$6	($1)	($8)	($8)

Weighted-average rates assumed in determining the actuarial present value of benefit obligations and net periodic benefit cost are presented below:

	As of and for the Year Ended December 31,
	2016	2015	2014
Assumptions for benefit obligations
Discount rate-qualified plan	4.190%	4.640%	4.125%
Discount rate-non-qualified plan	4.050%	4.540%	3.875%
Expected long-term rate of return on plan assets	7.500%	7.500%	7.500%
Assumptions for net periodic pension cost
Discount rate-qualified plan	4.640%	4.125%	5.00/4.25%	(1)
Discount rate-non-qualified plan	4.540%	3.875%	4.75/4.00%	(2)
Expected long-term rate of return on plan assets	7.500%	7.500%	7.500%
(1) 5.00% for January 1 - August 31, 2014 period; 4.25% for September 1 - December 31, 2014 period.
(2) 4.75% for January 1 - August 31, 2014 period; 4.00% for September 1 - December 31, 2014 period.
On September 7, 2016, the Company made a contribution of $75 million to the qualified plan. The Company expects to contribute $8 million to the non-qualified plan in 2017. No contribution to the qualified plan is expected in 2017.
Expected future benefit payments for the qualified and non-qualified plans are presented below:

(in millions)
Expected benefit payments by fiscal year ended
December 31, 2017	$62
December 31, 2018	63
December 31, 2019	63
December 31, 2020	64
December 31, 2021	66
December 31, 2022 - 2026	339
Fair Value Measurements
The following valuation techniques are used to measure the qualified pension plan assets at fair value:
Cash and money market funds:
Cash and money market funds represent instruments that generally mature in one year or less and are valued at cost, which approximates fair value. Cash and money market funds are classified as Level 2.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. government obligations, municipal obligations, corporate bonds, asset-backed securities and mortgage-backed securities-Managed portfolio:
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
The following table presents qualified pension plan assets measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$—	$—	$—	$—
Managed portfolio assets:
Cash and money market funds	2	—	2	—
U.S. government obligations	10	—	10	—
Municipal obligations	2	—	2	—
Corporate bonds	89	—	89	—
Asset-backed securities	1	—	1	—
Total assets in the fair value hierarchy	104	—	104	—
Investments measured at net asset value (1)	918
Assets at fair value at measurement date of December 31, 2016	$1,022	$—	$104	$—
(1)Certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents qualified pension plan assets and liabilities measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$4	$—	$4	$—
Mutual funds
International equity funds	47	47	—	—
Managed portfolio assets
Cash and money market funds	4	—	4	—
U.S. government obligations	35	—	35	—
Municipal obligations	1	—	1	—
Corporate bonds	84	—	84	—
Asset-backed securities	5	—	5	—
Mortgage-backed securities	1	—	1	—
Derivative assets - interest rate forwards	1	—	1	—
Total assets in the fair value hierarchy	182	47	135	—
Investments measured at net asset value	767
Assets at fair value at measurement date of December 31, 2015	$949	$47	$135	$—

Liabilities:
Managed portfolio liabilities:
Derivative liabilities - interest rate forwards	$1	$—	$1	$—
Derivative liabilities - credit default swaps	1	—	1	—
Total liabilities measured at fair value	$2	$—	$2	$—

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2016, and 2015. The fair values of participation units held in the common and collective funds and limited partnerships are based on NAV.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unfunded commitments, redemption frequency and redemption notice period for Plan investments that utilize net asset value to determine fair value:

	Fair Value Estimated Using Net Asset Value per Share December 31,
			Unfunded	Redemption	Redemption	Redemption
Investment (dollars in millions)	2016	2015	Commitment	Frequency	Restrictions	Notice Period
Liquid Cash Fund	$9	$—	$—	Daily	None	Same day before 5:30pm ET
Equity Mutual Fund(1)	40	9	—	Daily	None	7 days
Common and Collective Funds:
Global equities funds	386	220	—	Daily	None	3 days
Balanced funds	193	196	—	Daily	None	2 days
Fixed income fund	133	120	—	Daily	None	3 days
Managed Portfolio - Fixed Income Mutual Fund (2)	30	20	—	Daily	None	1 days
Limited Partnerships:
International equity fund	117	107	—	Monthly	None	3 days
International equity	—	95	—	Daily	None	10 days
Offshore feeder fund	10	—	—	Monthly	None	14 days
Total	$918	$767	$—
(1) The equity mutual fund seeks to offer participants capital appreciation by primarily investing in common stocks via investments in several underlying funds of the same fund family. The principal investment objective is to generate positive total return.
(2) The managed portfolio fixed income mutual fund seeks to outperform the Barclay’s U.S. Long Credit Index or similar benchmark.
Postretirement Benefits
The Company provides health care insurance benefits to eligible retirees and their spouses through age 65, at which time Medicare becomes the primary coverage provider.
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
Expected future benefit payments for the postretirement benefit plan are presented below:

(in millions)
Expected benefit payments by fiscal year ended
December 31, 2017	$2
December 31, 2018	2
December 31, 2019	1
December 31, 2020	1
December 31, 2021	1
December 31, 2022 - 2026	6
The Company expects to contribute $2 million to the plan during 2017.
The discount rate assumed in determining the actuarial present value of benefit obligations was 3.53% as of December 31, 2016 compared with 3.93% as of December 31, 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7% in December 31, 2016 and 2015, and is expected to decrease gradually to 5.0% by 2022.
Weighted-average rates assumed in determining the net periodic benefit cost of the postretirement benefits plan are as follows:

	For the Year Ended December 31,
(dollars in millions)	2016	2015
Discount rate	3.930%	3.500%
Rate of compensation increase	N/A	N/A
Ultimate health care cost trend rate	5.000%	5.000%

Effect on accumulated postretirement benefit obligation:
One percent increase in assumed health care cost trend	$—	$—
One percent decrease in assumed health care cost trend	—	—
401(k) Plan
The Company sponsors a 401(k) plan under which employee tax-deferred/Roth after-tax contributions to the plan are matched by the Company after completion of one year of service. Effective January 1, 2013, contributions were matched at 100% up to an overall limitation of 5% on a pay period basis. Subsequently, effective January 1, 2015, 100% of matching contributions was reduced from 5% to 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed and expensed by the Company were $55 million in 2016 compared to $52 million in 2015 and $60 million in 2014.
NOTE 15 - INCOME TAXES
Total income tax expense is presented below:

	Year Ended December 31,
(in millions)	2016	2015	2014
Income tax expense	$489	$423	$403
Tax effect of changes in OCI	(168)	(12)	154
Total comprehensive income tax expense	$321	$411	$557
Components of income tax expense are presented below:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2016
U.S. federal	$292	$159	$451
State and local	44	(6)	38
Total	$336	$153	$489
Year Ended December 31, 2015
U.S. federal	$162	$225	$387
State and local	12	24	36
Total	$174	$249	$423
Year Ended December 31, 2014
U.S. federal	$224	$145	$369
State and local	38	(4)	34
Total	$262	$141	$403

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate differed from the U.S. federal income tax rate of 35% in 2016, 2015 and 2014 as presented below:

	Year Ended December 31,
	2016		2015		2014
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Federal income tax expense and tax rate	$537	35.0%	$442	35.0%	$444	35.0%
Increase (decrease) resulting from:
State and local income taxes (net of federal benefit)	38	2.5	27	2.1	22	1.7
Bank-owned life insurance	(19)	(1.2)	(20)	(1.6)	(17)	(1.3)
Tax-exempt interest	(19)	(1.3)	(17)	(1.3)	(15)	(1.2)
Tax advantaged investments (including related credits)	(31)	(2.0)	(16)	(1.2)	(27)	(2.1)
Other tax credits	(14)	(0.9)	—	—	—	—
Non-deductible expenses	—	—	8	0.6	—	—
Other	(3)	(0.2)	(1)	(0.1)	(4)	(0.3)
Total income tax expense and tax rate	$489	31.9%	$423	33.5%	$403	31.8%
The decrease in the effective tax rate from 2015 to 2016 is primarily attributable to the benefits of federal and state tax credits.
The effective income tax rate for the year ended December 31, 2015 reflected the adoption of ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The application of this guidance, which began on January 1, 2015, resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. See Note 6 “Variable Interest Entities,” for further information.
The increase in the effective tax rate from 2014 to 2015 is primarily attributable to the Company’s adoption of ASU 2014-01. Additionally, the 2015 effective tax rate was affected by the impact of non-deductible permanent expense items incurred by the Company in 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2016		2015
Deferred tax assets:
Other comprehensive income	$409		$241
Allowance for credit losses	471		465
State net operating loss carryforwards	75		137
Accrued expenses not currently deductible	129		135
Investment and other tax credit carryforwards	52		—
Deferred income	22		40
Fair value adjustments	40		36
Other	—		5
Total deferred tax assets	1,198		1,059
Valuation allowance	(107)		(123)
Deferred tax assets, net of valuation allowance	1,091		936
Deferred tax liabilities:
Leasing transactions	881		882
Amortization of intangibles	522		455
Depreciation	234		213
Pension and other employee compensation plans	103		69
MSRs	49		47
Other	16	—	—
Total deferred tax liabilities	1,805		1,666
Net deferred tax liability	$714		$730
At December 31, 2016, the Company had state tax net operating loss carryforwards of $1.4 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance.
At December 31, 2016, the Company had a valuation allowance of $107 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax asset related to these items. The valuation allowance decreased $16 million during the year ended December 31, 2016.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2016, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2013.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented below:

	December 31,
(in millions)	2016	2015	2014
Balance at the beginning of the year	$62	$72	$33
Gross decrease for tax positions related to prior years	(19)	(6)	—
Gross increase for tax positions related to prior years	1	—	60
Decreases for tax positions as a result of the lapse of the statutes of limitations	(2)	(3)	(1)
Decreases for tax positions related to settlements with taxing authorities	—	(1)	(20)
Balance at end of year	$42	$62	$72
Included in the total amount of unrecognized tax benefits at December 31, 2016, are potential benefits of $29 million that, if recognized, would impact the effective tax rate.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of income taxes. The Company accrued $8 million, less than $1 million, and $1 million of interest expense through December 31, 2016, 2015, and 2014, respectively. The Company had approximately $22 million, $14 million, and $15 million accrued for the payment of interest at December 31, 2016, 2015, and 2014, respectively. There were no amounts accrued for penalties as of December 31, 2016, 2015, and 2014, and there were no penalties recognized during 2016, 2015, and 2014.
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
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	December 31, 2016			December 31, 2015
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$13,350	$52	$193	$16,750	$96	$50
Derivatives not designated as hedging instruments:
Interest rate contracts	54,656	557	452	33,719	540	455
Foreign exchange contracts	8,039	134	126	8,366	163	156
Other contracts	1,498	16	7	981	8	5
Total derivatives not designated as hedging instruments		707	585		711	616
Gross derivative fair values		759	778		807	666
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(106)	(106)		(178)	(178)
Less: Cash collateral applied (2)		(26)	(13)		(4)	(3)
Total net derivative fair values presented in the Consolidated Balance Sheets (3)		$627	$659		$625	$485

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Institutional derivatives
The institutional derivatives portfolio primarily consists of interest rate swap agreements that are used to hedge the interest rate risk associated with the Company’s loans and financing liabilities (i.e., borrowed funds, deposits, etc.). The goal of the Company’s interest rate hedging activity is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income.
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
Fair value hedges
The Company has entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through earnings and offset against the change in the fair value of the hedged item.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value hedges on other income:

	The Effect of Fair Value Hedges on Other Income
	Amounts Recognized in Other Income for the Year Ended December 31,
	2016			2015			2014
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($6)	$5	($1)	($2)	$2	$—	($4)	$4	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges is recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, approximately $2 million of net gain (pre-tax) on derivative instruments included in OCI is expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders’ equity:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2016	2015	2014
Effective portion of (loss) gain recognized in OCI (1)	($100)	$150	$334
Amounts reclassified from OCI to interest income (2)	90	82	72
Amounts reclassified from OCI to interest expense (2)	(27)	(59)	(99)
Amounts reclassified from OCI to other income (3)	(5)	—	—

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
Economic hedges
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are designed to meet the hedging and financing needs of the Company’s customers. Mark-to-market adjustments to the fair value of customer related interest rate contracts are included in other income in the accompanying Consolidated Statements of Operations. Mark-to-market adjustments to the fair value of foreign exchange contracts are included in foreign exchange and letter of credit fees. In both cases, the mark-to-market gains and losses associated with the customer derivatives are mitigated by the mark-to-market gains and losses on the offsetting interest rate and foreign exchange derivative contracts transacted.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Mark-to-market adjustments to the fair value of residential loan commitments and forward sale contracts are included in noninterest income under mortgage banking fees.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,
(in millions)	2016	2015	2014
Customer derivative contracts
Customer interest rate contracts (1)	($23)	$140	$240
Customer foreign exchange contracts (2)	(81)	(18)	(59)
Residential loan commitments (3)	(2)	(4)	6
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	70	(106)	(209)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (2)	95	19	58
Forward sale contracts (3)	6	1	(3)
Total	$65	$32	$33

(1) Reported in other income on the Consolidated Statements of Operations.
(2) Reported in foreign exchange and letter of credit fees on the Consolidated Statements of Operations.
(3) Reported in mortgage banking fees on the Consolidated Statements of Operations.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2016	2015
Commitment amount:
Undrawn commitments to extend credit	$60,872	$56,524
Financial standby letters of credit	1,892	2,010
Performance letters of credit	40	42
Commercial letters of credit	43	87
Marketing rights	44	47
Risk participation agreements	19	26
Residential mortgage loans sold with recourse	8	10
Total	$62,918	$58,746
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at December 31, 2016 and 2015.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $3 million for the years ended December 31, 2016 and 2015, and is obligated to pay $44 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of December 31, 2016 and 2015 is $19 million and $26 million, respectively. The current amount of credit exposure is spread out over 93 counterparties. RPAs generally have terms ranging from one-five years; however, certain outstanding agreements have terms as long as ten years.
Residential Loans Sold with Recourse
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
Other Commitments
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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $127 million and $177 million at December 31, 2016, respectively. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 19 “Fair Value Measurements” for further information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As previously reported, the Company and its banking subsidiaries are currently subject to consent orders issued in 2015 by certain of their regulators in connection with past deposit reconciliation and billing practices, under which the applicable regulators have provided non-objections to, among other things, restitution plans for affected customers. All financial penalties associated with these regulatory enforcement matters have been paid, and substantially all remediation related to such legacy matters was resolved as of December 31, 2016.
NOTE 18 - DIVESTITURES
There were no branch-related divestitures of assets and liabilities during 2016 and 2015.
On June 20, 2014, the Company completed the sale of certain assets and liabilities associated with the Chicago-area retail branches, small business relationships and select middle market relationships to U.S. Bancorp. The agreement to sell these assets and liabilities to U.S. Bancorp had previously been announced in January 2014. This sale included 103 retail branches located in Illinois, including certain customer deposits of $4.8 billion and selected loans of $1.0 billion (primarily middle market, small business, home equity and credit card balances). As a result of this transaction, the Company recorded a gain on sale of $288 million consisting of $286 million related to the deposits, a gain on sale of $11 million related to the loans and a $9 million loss on sale of other branch assets. For the year ended December 31, 2014, the corresponding interest and fees on these loans was $20 million and interest expense on deposits was $4 million. There was no impact on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2016 as a result of this transaction.
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
The Company elected to account for residential mortgage loans held for sale and certain commercial and commercial real estate loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related hedge instruments. Certain

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within short-term periods.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking fees of ($5) million, ($2) million, and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 17 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $4 million, $3 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively, in other noninterest income related to its commercial trading portfolio.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	December 31, 2016			December 31, 2015
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$504	$505	($1)	$268	$263	$5
Commercial and commercial real estate loans held for sale, at fair value	79	79	—	57	57	—

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale
The fair value of securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, securities are classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models. These instruments are classified as Level 2 because they currently trade in active markets and the inputs to the valuations are observable. The pricing models used to value securities under the market approach generally begin with market prices (or rates) for similar instruments and make adjustments based on the unique characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include specified pool mortgage “pass-through” securities and other debt securities issued by U.S. government-sponsored entities and state and political subdivisions. The pricing models used to value securities under the income approach generally begin with the contractual cash flows of each security and make adjustments based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.
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
The Company’s other derivatives include foreign exchange contracts. The fair value of foreign exchange derivatives uses the mid-point of daily quoted currency spot prices. A valuation model estimates fair value based on the quoted spot rates together with interest rate yield curves and forward currency rates. Since all of these inputs are observable in the market, foreign exchange derivatives are classified as Level 2 in the fair value hierarchy.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2016:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$19,446	$—	$19,446	$—
State and political subdivisions	8	—	8	—
Equity securities	17	—	17	—
U.S. Treasury and other	30	30	—	—
Total securities available for sale	19,501	30	19,471	—
Loans held for sale, at fair value:
Residential loans held for sale	504	—	504	—
Commercial loans held for sale	79	—	79	—
Total loans held for sale, at fair value	583	—	583	—
Derivative assets:
Interest rate swaps	609	—	609	—
Foreign exchange contracts	134	—	134	—
Other contracts	16	—	16	—
Total derivative assets	759	—	759	—
Other investment securities, at fair value:
Money market mutual fund	91	91	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	96	91	5	—
Total assets	$20,939	$121	$20,818	$—
Derivative liabilities:
Interest rate swaps	$645	$—	$645	$—
Foreign exchange contracts	126	—	126	—
Other contracts	7	—	7	—
Total derivative liabilities	778	—	778	—
Total liabilities	$778	$—	$778	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value including gross derivative assets and liabilities on a recurring basis at December 31, 2015:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$17,842	$—	$17,842	$—
State and political subdivisions	9	—	9	—
Equity securities	17	—	17	—
U.S. Treasury	16	15	1	—
Total securities available for sale	17,884	15	17,869	—
Loans held for sale, at fair value:
Residential loans held for sale	268	—	268	—
Commercial loans held for sale	57	—	57	—
Total loans held for sale, at fair value	325	—	325	—
Derivative assets:
Interest rate swaps	636	—	636	—
Foreign exchange contracts	163	—	163	—
Other contracts	8	—	8	—
Total derivative assets	807	—	807	—
Other investment securities, at fair value:
Money market mutual fund	65	65	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	70	65	5	—
Total assets	$19,086	$80	$19,006	$—
Derivative liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign exchange contracts	156	—	156	—
Other contracts	5	—	5	—
Total derivative liabilities	666	—	666	—
Total liabilities	$666	$—	$666	$—

The changes in Level 3 assets measured at fair value on a recurring basis are presented below:

	Year Ended December 31,
(in millions)	2016	2015	2014
Beginning of year balance	$—	$5	$5
Purchases, issuances, sales and settlements	—	—	—
Net (losses) gains	—	—	—
Transfers from Level 3 to Level 2	—	(5)	—
End of year balance	$—	$—	$5
Net unrealized gain (loss) included in net income for the year relating to assets held at year end	$—	$—	$—

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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 1 “Significant Accounting Policies” and Note 10 “Mortgage Banking” for more information.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of cost or fair value less costs to dispose. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
Leased Assets
The fair value of assets under operating leases is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and discounted cash flows derived from the underlying lease agreement.  As market data for similar assets and lease agreements is available and used in the valuation, these assets are classified as Level 2 fair value measurement.
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2016	2015	2014
Impaired collateral-dependent loans	($33)	($32)	($101)
MSRs	4	9	5
Foreclosed assets	(3)	(3)	(3)
Leased assets	11	—	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	December 31, 2016				December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$355	$—	$355	$—	$60	$—	$60	$—
MSRs	182	—	—	182	178	—	—	178
Foreclosed assets	44	—	44	—	42	—	42	—
Leased assets	158	—	158	—	—	—	—	—
Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Securities held to maturity
The fair values of securities classified as HTM are estimated under the market or income approach using the same pricing models as those used to measure the fair value of the Company’s securities AFS. For more information, see “Recurring Fair Value Measurements — Securities Available for Sale,” within this Note.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other investment securities, at cost
The cost basis of other investment securities, at cost, such as FHLB stock and FRB stock, is assumed to approximate the fair value of these securities. As a member of the FHLB and FRB, the Company is required to hold FHLB and FRB stock. The stock can be sold only to the FHLB and FRB upon termination of membership, or redeemed at the FHLB’s or FRB’s sole discretion. The stock may only be sold or redeemed at par, and therefore the cost basis represents the best estimate of fair value.
Loans and leases
For loans and leases not recorded at fair value on a recurring basis or that are not accounted for as collateral-dependent impaired loans, fair value is estimated by using one of two methods: a discounted cash flow method or a securitization method. The discounted cash flow method involves discounting the expected future cash flows using current rates which a market participant would likely use to value similar pools of loans. Inputs used in this method include observable information such as contractual cash flows (net of servicing cost) and unobservable information such as estimated prepayment speeds, credit loss exposures, and discount rates. The securitization method involves utilizing market securitization data to value the assets as if a securitization transaction had been executed. Inputs used include observable market-based MBS data and pricing adjustments based on unobservable data reflecting the liquidity risk, credit loss exposure and other characteristics of the underlying loans. The internal risk-weighted balances of loans are grouped by product type for purposes of these estimated valuations. For nonaccruing loans, fair value is estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets. Fair value of collateral-dependent loans is primarily based on the appraised value of the collateral.
Other loans held for sale
Balances represent loans that were transferred to other loans held for sale and are reported at the lower of cost or fair value. When applicable, the fair value of other loans held for sale is estimated using one of two methods: a discounted cash flow method or a securitization method (as described above).
Deposits
The fair value of demand deposits, checking with interest accounts, regular savings, money market accounts, and other deposits is the amount payable on demand at the balance sheet date. The fair value of term deposits is estimated by discounting the expected future cash flows using rates currently offered for deposits of similar remaining maturities.
Federal funds purchased and securities sold under agreements to repurchase, other short-term borrowed funds, and long-term borrowed funds
Rates currently available to the Company for debt of similar terms and remaining maturities are used to discount the expected cash flows of existing debt.
The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$5,071	$5,058	$—	$—	$5,071	$5,058	$—	$—
Other investment securities, at cost	942	942	—	—	942	942	—	—
Other loans held for sale	42	42	—	—	—	—	42	42
Loans and leases	107,669	107,537	—	—	355	355	107,314	107,182
Financial Liabilities:
Deposits	109,804	109,796	—	—	109,804	109,796	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,148	1,148	—	—	1,148	1,148	—	—
Other short-term borrowed funds	3,211	3,211	—	—	3,211	3,211	—	—
Long-term borrowed funds	12,790	12,849	—	—	12,790	12,849	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Securities held to maturity	$5,258	$5,297	$—	$—	$5,258	$5,297	$—	$—
Other investment securities, at cost	863	863	—	—	863	863	—	—
Other loans held for sale	40	40	—	—	—	—	40	40
Loans and leases	99,042	99,026	—	—	60	60	98,982	98,966
Financial Liabilities:
Deposits	102,539	102,528	—	—	102,539	102,528	—	—
Federal funds purchased and securities sold under agreements to repurchase	802	802	—	—	802	802	—	—
Other short-term borrowed funds	2,630	2,630	—	—	2,630	2,630	—	—
Long-term borrowed funds	9,886	9,837	—	—	9,886	9,837	—	—

NOTE 20 - REGULATORY MATTERS
As a BHC, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of the Company are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Under the U.S. Basel III capital framework the Company and its banking subsidiaries must meet specific minimum requirements for the following ratios: (1) common equity tier 1 capital; (2) tier 1 capital; (3) total capital; and (4) tier 1 leverage. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the Company’s capital and capital ratios under Basel III Transitional rules as of December 31, 2016 and 2015, respectively. Certain Basel III requirements are subject to phase-in through 2019, which are used in this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses included within AOCI for available for sale securities, accumulated net gains and losses on cash-flow hedges, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Common equity tier 1 capital (1) (5)	$13,822	11.2%	$6,348	5.125%	$8,051	6.5%
Tier 1 capital (2) (5)	14,069	11.4	8,206	6.625	9,909	8.0
Total capital (3)(5)	17,347	14.0	10,683	8.625	12,386	10.0
Tier 1 leverage (4)	14,069	9.9	5,667	4.000	7,084	5.0
As of December 31, 2015
Common equity tier 1 capital (1)	$13,389	11.7%	$5,134	4.5%	$7,415	6.5%
Tier 1 capital (2)	13,636	12.0	6,845	6.0	9,127	8.0
Total capital (3)	17,505	15.3	9,127	8.0	11,408	10.0
Tier 1 leverage (4)	13,636	10.5	5,218	4.0	6,523	5.0
(1) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under Basel III Standardized approach.
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
(6) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions-in our case CBNA and CBPA.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected.
In April 2016, the Company submitted its 2016 Capital Plan to the Federal Reserve under the annual CCAR process. On June 29, 2016, the FRBG indicated that it did not object to the Company’s 2016 Capital Plan or to its proposed capital actions in the period beginning July 1, 2016 and ending June 30, 2017. The Company’s 2016 Capital Plan includes quarterly common dividends of $0.12 per share through the end of 2016, a 17% increase to quarterly common dividends to $0.14 per share in 2017, and a share repurchase plan of up to $690 million through the second quarter of 2017. All future distributions are subject to consideration and approval by CFG’s Board of Directors prior to execution. The timing and exact amount of dividends and share repurchases will depend on various factors, including CFG’s capital position, financial performance and market conditions.
On January 30, 2017, the FRB published a final rule that modifies the CCAR Capital Plan and stress test rules. Under the final rule, the Company continues to be classified as a large non-complex firm, with total consolidated assets of at least $50 billion but less than $250 billion and nonbank assets of less than $75 billion. As such, the FRB may no longer object to our capital plans on qualitative grounds beginning with the 2017 CCAR and DFAST cycle. Assessment of the Company’s capital planning processes is now incorporated into regular ongoing supervisory activities. The Company remains subject to assessment of its ability to meet capital requirements under stress.
For the year ended December 31, 2016, the Company paid total common dividends of $241 million, repurchased 17.3 million shares of its common stock and $625 million of qualified subordinated notes, compared to $214 million in common dividends paid, repurchase of 20.1 million shares and $750 million of qualified subordinated notes for the year ended December 31, 2015. Additionally, for the year ended December 31, 2016, the Company paid total preferred dividends of $14 million, compared to $7 million in the year ended December 31, 2015.
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
A financial subsidiary of a national bank is permitted to engage in a broader range of activities, similar to those of a financial holding company, than those permissible for a national bank itself. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. On March 13, 2014, the OCC determined that CBNA no longer met the conditions to own a financial subsidiary - namely that CBNA must be both well capitalized and well managed. CBNA entered into an agreement with the OCC pursuant to which it has developed and submitted to the OCC a remediation plan setting forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary. CBNA has completed its undertakings under the plan, which have been validated by the Company’s internal audit team and submitted to the OCC for review and approval. However, until the plan has been approved by the OCC, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.
NOTE 21 - EXIT COSTS AND RESTRUCTURING RESERVES
The Company incurred no restructuring costs for the year ended December 31, 2016. For the year ended December 31, 2015, the Company incurred $26 million of restructuring costs, consisting of $17 million of facilities costs in occupancy, $8 million in outside services, and $1 million in salaries and employee benefits, relating to restructuring initiatives designed to enhance operating efficiencies and reduce expense growth. In 2014, the Company began the implementation of a restructuring initiative designed to achieve operating efficiencies and reduce expense growth. For the year ended December 31, 2014, the Company incurred $101 million of restructuring costs related to these initiatives, including $41 million of salaries and employee benefits, $18 million of facilities costs (including $6 million of building impairment) in occupancy, $24 million in outside services, $6 million in software expense reported in amortization of software, and $12 million in other operating expenses.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the exit costs and restructuring reserves recognized in other liabilities in the Consolidated Balance Sheets:

(in millions)	Salaries & Employee Benefits	Occupancy & Equipment	Other	Total
Reserve balance as of January 1, 2014	$2	$24	$—	$26
Additions	43	24	57	124
Reversals	(1)	(5)	(4)	(10)
Utilization	(21)	(25)	(50)	(96)
Reserve balance as of December 31, 2014	23	18	3	44
Additions	5	18	8	31
Reversals	(4)	(1)	—	(5)
Utilization	(12)	(19)	(6)	(37)
Reserve balance as of December 31, 2015	12	16	5	33
Additions	2	—	—	2
Reversals	(2)	—	—	(2)
Utilization	(11)	(7)	(5)	(23)
Reserve balance as of December 31, 2016	$1	$9	$—	$10
NOTE 22 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2014	($298)	($91)	($259)	($648)
Other comprehensive income before reclassifications	212	198	—	410
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income	17	(11)	(118)	(112)
Net other comprehensive income	229	165	(118)	276
Balance at December 31, 2014	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	93	(66)	—	27
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income	(14)	(14)	8	(20)
Net other comprehensive income (loss)	79	(102)	8	(15)
Balance at December 31, 2015	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	(62)	(139)	—	(201)
Other-than-temporary impairment not recognized in earnings on securities	—	(17)	—	(17)
Amounts reclassified from other comprehensive income	(36)	(2)	(25)	(63)
Net other comprehensive loss	(98)	(158)	(25)	(281)
Balance at December 31, 2016	($88)	($186)	($394)	($668)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reports the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2016	2015	2014
Details about AOCI Components				Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$90	$82	$72	Interest income
	(27)	(59)	(99)	Interest expense
	(5)	—	—	Other income
	58	23	(27)	Income before income tax expense
	22	9	(10)	Income tax expense
	$36	$14	($17)	Net income
Reclassification of net securities gains (losses) to net income:	$16	$29	$28	Securities gains, net
	(12)	(7)	(10)	Net securities impairment losses recognized in earnings
	4	22	18	Income before income tax expense
	2	8	7	Income tax expense
	$2	$14	$11	Net income
Reclassification of changes related to employee benefit plans:	$39	($8)	$192	Salaries and employee benefits
	39	(8)	192	Income before income tax expense
	14	—	74	Income tax expense
	$25	($8)	$118	Net income
Total reclassification gains	$63	$20	$112	Net income
The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net interest income (includes $63, $23 and ($27) of AOCI reclassifications, respectively)	$3,758	$3,402	$3,301
Provision for credit losses	369	302	319
Noninterest income (includes ($1), $22 and $18 of AOCI reclassifications, respectively)	1,497	1,422	1,678
Noninterest expense (includes ($39), $8 and ($192) of AOCI reclassifications, respectively)	3,352	3,259	3,392
Income before income tax expense	1,534	1,263	1,268
Income tax expense (includes $38, $17 and $71 income tax net expense from reclassification items, respectively)	489	423	403
Net income	$1,045	$840	$865
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
Reportable Segments
Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and statement of operations items to each of the business segments. The process is designed around the Company’s organizational

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and management structure and accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. A description of each reportable segment and table of financial results is presented below:
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
Non-segment Operations
Other
In addition to non-segment operations, Other includes certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. For example, Other includes goodwill and any associated goodwill impairment charges, as well as legacy RBS aircraft loan and leasing borrowers that were placed in runoff following a review of Asset Finance in the third quarter of 2016.

	Year Ended December 31, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,443	$1,288	$27	$3,758
Noninterest income	883	466	148	1,497
Total revenue	3,326	1,754	175	5,255
Noninterest expense	2,547	741	64	3,352
Profit before provision for credit losses	779	1,013	111	1,903
Provision for credit losses	243	47	79	369
Income before income tax expense (benefit)	536	966	32	1,534
Income tax expense (benefit)	191	335	(37)	489
Net income	$345	$631	$69	$1,045
Total average assets	$56,388	$47,159	$39,636	$143,183

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,198	$1,162	$42	$3,402
Noninterest income	910	415	97	1,422
Total revenue	3,108	1,577	139	4,824
Noninterest expense	2,456	709	94	3,259
Profit before provision for credit losses	652	868	45	1,565
Provision for credit losses	252	(13)	63	302
Income before income tax expense (benefit)	400	881	(18)	1,263
Income tax expense (benefit)	138	302	(17)	423
Net income (loss)	$262	$579	($1)	$840
Total average assets	$52,848	$42,800	$39,422	$135,070

	Year Ended December 31, 2014
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,151	$1,073	$77	$3,301
Noninterest income	899	429	350	1,678
Total revenue	3,050	1,502	427	4,979
Noninterest expense	2,513	652	227	3,392
Profit before provision for credit losses	537	850	200	1,587
Provision for credit losses	259	(6)	66	319
Income before income tax expense	278	856	134	1,268
Income tax expense	96	295	12	403
Net income	$182	$561	$122	$865
Total average assets	$48,939	$38,483	$40,202	$127,624
Management accounting practices utilized by the Company as the basis of presentation for segment results include the following:
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
NOTE 24 - SHARE-BASED COMPENSATION
Employees of the Company hold time-based restricted stock units and performance-based restricted stock units. A restricted stock unit is the right to receive shares of stock on a future date, which may be subject to time-based vesting conditions and/or performance-based vesting conditions. If a dividend is paid on shares underlying the awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to common stockholders generally.
Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan. In March 2014, RBS granted special IPO awards to certain Citizens employees pursuant to this plan. These awards were granted half in the form of restricted stock units in respect of RBS shares and half as a fixed convertible bond. Pursuant to their terms, upon the closing of the Company’s IPO, these awards were converted into Company restricted stock units and the performance condition was met. These awards remained subject to the original vesting schedule and terms following the IPO, with half becoming vested in March 2016 and the remaining scheduled to become vested in March 2017. No additional awards have been granted under this plan.
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. Certain employees of the Company hold time-based restricted stock units and performance-based restricted stock units granted under this plan. Time-based restricted stock units granted generally become vested ratably over a three-year period and performance-based restricted stock units granted generally become vested at the end of a three-year performance period, depending on the level of performance achieved during such period.
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. Non-employee directors receive grants of time-based restricted stock units under this plan as compensation for their services pursuant to the Citizens Financial Group, Inc. Directors Compensation Policy. Restricted stock units granted to directors become fully vested on the earlier of (i) the first anniversary of the grant date or (ii) the date of the next occurring annual shareholders meeting, but settlement of the award is deferred until their cessation of service. In the event that a director ceases to serve on the Board of Directors prior to the vesting date for any reason other than under circumstances which would constitute cause, the restricted stock units will fully vest on the date of the director’s cessation from service.
Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. The Company also maintains the Citizens Financial Group, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Eligible employees may contribute up to 10% of eligible compensation to the ESPP, up to a maximum purchase of $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly. Shares of CFG common stock are purchased for a participant on the last day of each quarter at a 10% discount from the fair market value (fair market value under the plan is defined as the closing price on the day of purchase). Prior to the date the shares are purchased, participants do not have any rights or privileges as a stockholder with respect to shares to be purchased at the end of the offering period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP) for the year ended December 31, 2016:

CFG Share Awards	Shares Underlying Awards	Weighted Average Grant Price
Nonvested, January 1	3,428,130	$22.43
Granted	1,552,416	24.53
Vested	(1,762,655)	22.14
Forfeited	(308,862)	24.19
Nonvested, December 31	2,909,029	$23.92
During the years ended December 31, 2015 and 2014, the following number of CFG share awards were granted: 2015 (1,315,572 granted with weighted average grant price of $25.18); and 2014 (209,099 granted with weighted average grant price of $24.87). In addition, the following number of CFG share awards became vested: 2015 (2,496,092 vested with weighted average grant price of $22.15) and 2014 (161,067 vested with weighted average grant price of $25.07).
For RBS share awards during the year ended December 31, 2014, 9,627,635 awards were granted with a weighted average grant price of $5.48, and 6,040,806 became vested with a weighted average grant price of $6.14.
There are 59,004,280 shares of Company common stock available for awards to be granted under our employee share plans (including the “ESPP”). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Compensation expense related to the above share plans (including the ESPP) was $23 million, $24 million, and $53 million for the year ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, the total unrecognized compensation expense for nonvested equity awards granted was $24 million. This expense is expected to be recognized over a weighted-average period of two years. No share-based compensation costs were capitalized during the years ended December 31, 2016, 2015, and 2014.
The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $8 million, $5 million and $17 million in 2016, 2015 and 2014, respectively.
NOTE 25 - EARNINGS PER SHARE

	Year Ended December 31,
(dollars in millions, except share and per-share data)	2016	2015	2014
Numerator (basic and diluted):
Net income	$1,045	$840	$865
Less: Preferred stock dividends	14	7	—
Net income available to common stockholders	$1,031	$833	$865
Denominator:
Weighted-average common shares outstanding - basic	522,093,545	535,599,731	556,674,146
Dilutive common shares: share-based awards	1,837,173	2,621,167	1,050,790
Weighted-average common shares outstanding - diluted	523,930,718	538,220,898	557,724,936
Earnings per common share:
Basic	$1.97	$1.55	$1.55
Diluted	1.97	1.55	1.55
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The Company did not have any antidilutive shares for the years ended December 31, 2016, 2015 and 2014.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - PARENT COMPANY ONLY FINANCIALS
CFG Parent Company
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2016	2015	2014
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$555	$345	$595
Interest	53	54	29
Management and service fees	26	20	21
Equity securities gains	3	3	—
All other operating income	7	4	5
Total operating income	644	426	650
OPERATING EXPENSE:
Salaries and employee benefits	37	15	63
Interest expense	99	108	80
All other expenses	15	38	123
Total operating expense	151	161	266
Income before taxes and undistributed income	493	265	384
Income taxes	(26)	(29)	(77)
Income before undistributed earnings of subsidiaries	519	294	461
Equity in undistributed earnings of subsidiaries:
Bank	522	543	402
Nonbank	4	3	2
Net income	$1,045	$840	$865
Other comprehensive (loss) income, net of income taxes:
Net pension plan activity arising during the period	($2)	$1	$8
Net unrealized derivative instrument (losses) gains arising during the period	(8)	2	—
Net unrealized securities (losses) gains arising during the period	—	(2)	1
Other comprehensive (loss) income activity of the Parent Company, net of income taxes	(10)	1	9
Other comprehensive (loss) income activity of Bank subsidiaries, net of income taxes	(271)	(16)	267
Total other comprehensive (loss) income, net of income taxes	(281)	(15)	276
Total comprehensive income	$764	$825	$1,141
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. The Company declared and paid total common stock dividends of $241 million in 2016, $214 million in 2015, and $806 million in 2014. The Company also declared and paid preferred stock dividends of $14 million in 2016 and $7 million in 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFG Parent Company
Condensed Balance Sheets

(in millions)	December 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$671	$531
Loans and advances to:
Bank subsidiaries	1,156	1,725
Nonbank subsidiaries	20	—
Investments in subsidiaries:
Bank subsidiaries	20,116	19,865
Nonbank subsidiaries	50	54
Other assets	128	160
TOTAL ASSETS	$22,141	$22,335
LIABILITIES:
Long-term borrowed funds due to:
Unaffiliated companies	$2,318	$2,595
Balances due to nonbank subsidiaries	—	1
Other liabilities	76	93
TOTAL LIABILITIES	2,394	2,689
TOTAL STOCKHOLDERS’ EQUITY	19,747	19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,141	$22,335

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFG Parent Company
Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$1,045	$840	$865
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5	49	27
Gain on sales of assets	(3)	(3)	—
Equity in undistributed earnings of subsidiaries	(526)	(546)	(404)
(Decrease) increase in other liabilities	(19)	(48)	18
(Increase) decrease in other assets	35	(16)	(74)
Other operating, net	(4)	3	17
Total adjustments	(512)	(561)	(416)
Net cash provided by operating activities	533	279	449
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	—	8	—
Investments in and advances to subsidiaries	(40)	(215)	(1,470)
Repayment of investments in and advances to subsidiaries	588	376	945
Other investing, net	(2)	—	(11)
Net cash provided (used) by investing activities	546	169	(536)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	349	1,000	1,000
Repayments of long-term borrowed funds	(625)	(750)	—
Proceeds from issuance of common stock	22	27	13
Treasury stock purchased	(430)	(500)	(334)
Net proceeds from issuance of preferred stock	—	247	—
Dividends declared and paid to common stockholders	(241)	(214)	(806)
Dividends declared and paid to preferred stockholders	(14)	(7)	—
Net cash used by financing activities	(939)	(197)	(127)
Increase (decrease) in cash and due from banks	140	251	(214)
Cash and due from banks at beginning of year	531	280	494
Cash and due from banks at end of year	$671	$531	$280
NOTE 27 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2016	2015	2014
Deposit insurance	$120	$115	$95
Promotional expense	98	101	86
Settlements and operating losses	62	43	89
Other	246	271	303
Other operating expense	$526	$530	$573

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to December 31, 2016 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes, except as follows:
On January 20, 2017, the Company announced that its Board declared a quarterly common stock dividend of $0.14 per share, or approximately $72 million, which was paid on February 16, 2017 to stockholders of record at the close of business on February 2, 2017.
On February 16, 2017, the Company announced that its Board declared a semi-annual preferred dividend on its 5.500% Series A, Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock. The dividend of $27.50 per share, or $7 million in the aggregate, is payable on April 6, 2017 to the holders of record as of March 22, 2017.

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
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements are included in Item 8 on pages 117, 119 and 118, respectively.
ITEM 9B. OTHER INFORMATION
None.

CITIZENS FINANCIAL GROUP, INC.

PART III

We refer in Part III of this report to relevant sections of our 2017 Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2016 fiscal year. Portions of our 2017 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance”— “Election of Directors” and “Board Governance and Oversight,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” of our 2017 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2017 Proxy Statement, which is incorporated by reference into this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2017 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2017 Proxy Statement, which is incorporated by reference into this item.

CITIZENS FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc. included in this report:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
Consolidated Balance Sheets as of December 31, 2016 and 2015;
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and
Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, or are either inapplicable or not required.

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

4.3	Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed April 6, 2015)

4.4
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

10.2	Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.3
Form of The Royal Bank of Scotland Group, plc 2010 Deferral Plan Award Certificate (incorporated herein by reference to Exhibit 10.23 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.4	Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.5
Form of The Royal Bank of Scotland Group, plc CFG Special (IPO) Award Certificate (incorporated herein by reference to Exhibit 10.35 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.6	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

CITIZENS FINANCIAL GROUP, INC.

10.7
Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.8
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.9
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.10	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement†*

10.11	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards†*

10.12
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Unit Award Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.13
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.14	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement†*

10.15	Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards†*

10.16
Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.17	Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.18
Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy original adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of Registration Statement on Form S-1, filed July 21, 2015)†

10.19	Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.20
Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.21
Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.22
Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.24
Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

CITIZENS FINANCIAL GROUP, INC.

10.25
Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.26	Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.27	Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.28	Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.30	Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.31
Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form S-1, filed May 9, 2016)†

10.32
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.33
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.34
Executive Employment Agreement, dated March 6, 2015, between the Registrant and Eric Aboaf (incorporated herein by reference to Exhibit 10.43 of Registration Statement on Form S-1, filed March 12, 2015)†

10.35
Retirement Agreement, dated March 9, 2015, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form S-1, filed March 23, 2015)†

10.36
Executive Employment Agreement, dated November 3, 2016, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 4, 2016)†

10.37
Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III (incorporated by reference to Exhibit 10.45 of Amendment No. 2 to Registration Statement on Form S-1, filed March 25, 2015) †

10.38
Offer Letter, dated May 23, 2008, as amended on August 6, 2014, between the Registrant and Brad Conner (incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.39
Executive Employment Agreement, dated July 1, 2014, between the Registrant and Stephen Gannon (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.40
Executive Employment Agreement, dated March 18, 2016, between the Registrant and Randall Black (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.41	Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods†*

10.42	Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and
Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

11.1
Statement re computation of earnings per share (filed herewith as Note 25 to the audited Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplementary Data, included in this report)

12.1	Computation of Ratio of Earnings to Fixed Charges*

CITIZENS FINANCIAL GROUP, INC.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends*

21.1	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (contained herein on signature pages)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John Fawcett, Stephen T. Gannon, and Randall J. Black, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2016 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 24, 2017
(Principal Executive Officer and Director)
/s/ John Fawcett
John Fawcett	Executive Vice President and Chief Financial Officer	February 24, 2017
(Principal Financial Officer)
/s/ Randall J. Black
Randall J. Black	Executive Vice President and Controller	February 24, 2017
(Principal Accounting Officer)

/s/ Mark Casady
Mark Casady	Director	February 24, 2017

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 24, 2017

/s/ Anthony Di Iorio
Anthony Di Iorio	Director	February 24, 2017

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 24, 2017

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 24, 2017

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 24, 2017

/s/ Charles J. Koch
Charles J. Koch	Director	February 24, 2017

/s/ Arthur F. Ryan
Arthur F. Ryan	Director	February 24, 2017

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 24, 2017

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 24, 2017

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 24, 2017