Form 10-Q
period 2017-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2017-05-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2017

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
[✓] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[✓] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[✓]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 506,546,241 shares of Registrant’s common stock ($0.01 par value) outstanding on May 1, 2017.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, N.A.
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCO	Chief Credit Officer
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Board of Governors and, as applicable, Federal Reserve Bank(s)
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio

CITIZENS FINANCIAL GROUP, INC.

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, N.A. and other subsidiaries)
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
RBS	The Royal Bank of Scotland Group plc or any of its subsidiaries
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
VaR	Value at Risk
VIE	Variable Interest Entities

CITIZENS FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION
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

•
Our capital and liquidity requirements (including under regulatory capital standards, such as the U.S. Basel III capital rules) and our ability to generate capital internally or raise capital on favorable terms;

•
The effect of the current relatively low interest rate environment compared to historical levels or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

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

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $150.3 billion in assets as of March 31, 2017. Headquartered in Providence, Rhode Island, we deliver a broad range of retail and commercial banking products and services to consumers, businesses, corporations, and institutions through our principal banking subsidiaries Citizens Bank, N.A. and Citizens Bank of Pennsylvania. Our primary banking footprint includes approximately 1,200 branches and 3,200 ATMs located in 11 states across the New England, Mid-Atlantic and Midwest regions, and we also serve customers through other national direct and third party delivery channels including our digital and telephone channels. We have two operating segments, Consumer Banking and Commercial Banking, with non-segment activities, such as functional and non-core activities, included in Other. In addition to more traditional financial services offered by the banking subsidiaries, our other subsidiaries provide wealth management and investment services, securities brokerage, and capital markets services.
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with a range of products and services that include deposit products, mortgage and home equity lending, education loans, auto financing, credit cards, business loans, and unsecured product finance and personal loans in addition to wealth management and investment services.
Commercial Banking offers corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest hedging, leasing and asset finance, specialty finance and trade finance.
The following MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our 2016 Annual Report on Form 10-K.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
First Quarter 2017 compared with First Quarter 2016
Key Highlights
First quarter 2017 net income of $320 million, increased 43% from $223 million in first quarter 2016, with earnings per diluted common share of $0.61, up 49% from $0.41 per diluted common share in first quarter 2016. Our first quarter 2017 results include a $23 million benefit, or $0.04 per diluted common share, related to the settlement of certain state tax matters. First quarter 2017 ROTCE of 9.7% improved from 6.6% in first quarter 2016.
On an Underlying basis*, excluding a $23 million benefit related to the settlement of certain state tax matters, first quarter 2017 net income of $297 million was up 33% from first quarter 2016. First quarter 2017 earnings per diluted common share of $0.57 was up 39% versus first quarter 2016. First quarter 2017 Underlying ROTCE of 9.0% improved by 237 basis points relative to first quarter 2016.

•
First quarter results reflected a 45% increase in net income available to common stockholders, led by revenue growth of 12%, with strength in net interest income given 8% average loan growth and a ten basis point increase in net interest margin, as well as noninterest income growth of 15%.

•
Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 7%, a 4% improvement in the efficiency ratio and more than a 3% improvement in ROTCE, even as we continue to reinvest in technology and business initiatives to improve our products and services and drive future growth.

•	Provision for credit losses increased by $5 million, largely reflecting the continued return to more normalized net charge-off levels.

•	Results also reflected a 6.5% reduction in the income tax rate driven by the settlement of certain state tax matters.

•	Fully diluted average common shares outstanding decreased by 19.1 million.

*
“Underlying” results exclude a $23 million benefit related to the settlement of certain state tax matters in first quarter 2017. For more information on the computation of non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used by Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selected Consolidated Financial Data
The summary Consolidated Operating Data for the three months ended March 31, 2017 and 2016 and the summary Consolidated Balance Sheet data as of March 31, 2017 and December 31, 2016 are derived from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.
Our unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of those to be expected for the year ending December 31, 2017 or for any future period. The following selected consolidated financial data should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended March 31,
(dollars in millions, except per-share amounts)	2017	2016
OPERATING DATA:
Net interest income	$1,005	$904
Noninterest income	379	330
Total revenue	1,384	1,234
Provision for credit losses	96	91
Noninterest expense	854	811
Income before income tax expense	434	332
Income tax expense	114	109
Net income	$320	$223
Net income available to common stockholders	$313	$216
Net income per common share - basic	$0.61	$0.41
Net income per common share - diluted	$0.61	$0.41
OTHER OPERATING DATA:
Return on average common equity (1)	6.52%	4.45%
Return on average tangible common equity (2)	9.68	6.61
Return on average total assets (3)	0.87	0.65
Return on average total tangible assets (4)	0.91	0.68
Efficiency ratio (5)	61.68	65.66
Operating leverage (6)	6.86	4.19
Net interest margin (7)	2.96	2.86

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	March 31, 2017	December 31, 2016
BALANCE SHEET DATA:
Total assets	$150,285	$149,520
Loans and leases (8)	108,111	107,669
Allowance for loan and lease losses	1,224	1,236
Total securities	25,996	25,610
Goodwill	6,876	6,876
Total liabilities	130,438	129,773
Total deposits	112,112	109,804
Federal funds purchased and securities sold under agreements to repurchase	1,093	1,148
Other short-term borrowed funds	2,762	3,211
Long-term borrowed funds	11,780	12,790
Total stockholders’ equity	19,847	19,747
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.15%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	116.60	118.32
Nonperforming loans and leases as a percentage of total loans and leases	0.97	0.97
Capital Ratios:(9)
CET1 capital ratio (10)	11.2	11.2
Tier 1 capital ratio (11)	11.4	11.4
Total capital ratio (12)	14.0	14.0
Tier 1 leverage ratio (13)	9.9	9.9
(1) “Return on average common equity” is defined as annualized net income (loss) available to common stockholders divided by average common equity. Average common equity represents average total stockholders’ equity less average preferred stock.
(2) “Return on average tangible common equity” is defined as annualized net income (loss) available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles. Average common equity represents average total stockholders’ equity less average preferred stock.
(3) “Return on average total assets” is defined as annualized net income (loss) divided by average total assets.
(4) “Return on average total tangible assets” is defined as annualized net income (loss) divided by average total assets excluding average goodwill (net of related deferred tax liability) and average other intangibles.
(5) “Efficiency ratio is defined as the ratio of our total noninterest expense to the sum of net interest income and total noninterest income.
(6) “Operating leverage” represents the year-over-year percent change in total revenue, less the year-over-year percent change in noninterest expense. For the purpose of the 2016 calculation, 2015 total revenue was $1.2 billion and noninterest expense was $810 million.
(7) “Net interest margin” is defined as annualized net interest income divided by average total interest-earning assets.
(8) Excludes loans held for sale of $669 million and $625 million as of March 31, 2017 and December 31, 2016, respectively.
(9) U.S. Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of March 31, 2017 and December 31, 2016 are prepared using the U.S. Basel III Standardized transitional approach.
(10) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(11) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(12) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(13) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

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
In first quarter 2017, certain prior period noninterest income amounts reported in the Consolidated Statement of Operations were reclassified to enhance transparency and provide additional granularity, particularly with regard to fee income related to customer activity. Additionally, student loans were renamed “education” loans to more closely align with the full range of services offered to borrowers, from loan origination to refinancing. These changes had no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.
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

•	Operating leverage, which we define as the percent change in total revenue, less the percent change in noninterest expense;

•
Net interest margin, which we calculate by dividing annualized net interest income for the period by average total interest-earning assets, is a key measure that we use to evaluate our net interest income; and

•
Common equity tier 1 capital ratio (U.S. Basel III Standardized fully phased-in basis), represents CET1 capital divided by total risk-weighted assets as defined under U.S Basel III Standardized approach.

“Underlying” results, which are non-GAAP measures, exclude certain items, as applicable, that may occur in a reporting period which management does not consider indicative of on-going financial performance.
We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our “Underlying” results in any period reflect our operational performance in that period and, accordingly, it is useful to consider our GAAP results and our “Underlying” results together. We believe this presentation also increases comparability of period-to-period results.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies. We caution investors not to place undue reliance on such non-GAAP measures, but instead to consider them with the most directly comparable GAAP measure. Non-GAAP financial measures have

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

limitations as analytical tools, and should not be considered in isolation, or as a substitute for our results as reported under GAAP.
Non-GAAP measures are denoted throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations” by the use of the term “Underlying” and are followed by an asterisk (*).

The following table presents computations of key performance metrics used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(dollars in millions)	Ref.	2017	2016
Total revenue (GAAP)	A	$1,384	$1,234
Noninterest expense (GAAP)	B	854	811
Net income (GAAP)	C	320	223
Net income available to common stockholders (GAAP)	D	313	216
Return on average common equity:
Average common equity (GAAP)	E	$19,460	$19,567
Return on average common equity	D/E	6.52%	4.45%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,460	$19,567
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		—	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		531	481
Average tangible common equity	F	$13,115	$13,169
Return on average tangible common equity	D/F	9.68%	6.61%
Return on average total assets:
Average total assets (GAAP)	G	$148,786	$138,780
Return on average total assets	C/G	0.87%	0.65%
Return on average total tangible assets:
Average total assets (GAAP)	G	$148,786	$138,780
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		—	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		531	481
Average tangible assets	H	$142,441	$132,382
Return on average total tangible assets	C/H	0.91%	0.68%
Efficiency ratio:
Efficiency ratio	B/A	61.68%	65.66%
Operating Leverage:
Increase (decrease) in total revenue		12.16%	4.31%
Increase (decrease) noninterest expense		5.30	0.12
Operating Leverage		6.86%	4.19%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016
Income before income tax expense (GAAP)	I	$434	$332
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$114	$109
Less: Settlement of certain state tax matters		(23)	—
Income tax expense, Underlying (non-GAAP)	K	$137	$109
Effective income tax rate (GAAP)	J/I	26.36%	32.87%
Effective income tax rate, Underlying (non-GAAP)	K/I	31.56	32.87
Net income, Underlying:
Net income (GAAP)	C	$320	$223
Less: Settlement of certain state tax matters		23	—
Net income, Underlying (non-GAAP)	L	$297	$223
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$313	$216
Less: Settlement of certain state tax matters		23	—
Net income available to common stockholders, Underlying (non-GAAP)	M	$290	$216
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,460	$19,567
Return on average common equity	D/E	6.52%	4.45%
Return on average common equity, Underlying (non-GAAP)	M/E	6.05	4.45
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,460	$19,567
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		—	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		531	481
Average tangible common equity	F	$13,115	$13,169
Return on average tangible common equity	D/F	9.68%	6.61%
Return on average tangible common equity, Underlying (non-GAAP)	M/F	8.98	6.61
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$148,786	$138,780
Return on average total assets	C/G	0.87%	0.65%
Return on average total assets, Underlying (non-GAAP)	L/G	0.81	0.65

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$148,786	$138,780
Less: Average goodwill (GAAP)		6,876	6,876
Less: Average other intangibles (GAAP)		—	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		531	481
Average tangible assets	H	$142,441	$132,382
Return on average total tangible assets	C/H	0.91%	0.68%
Return on average total tangible assets, Underlying (non-GAAP)	L/H	0.85	0.68
Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	N	509,451,450	528,070,648
Average common shares outstanding - diluted (GAAP)	O	511,348,200	530,446,188
Net income available to common stockholders (GAAP)	D	$313	$216
Net income per average common share - basic (GAAP)	D/N	0.61	0.41
Net income per average common share - diluted (GAAP)	D/O	0.61	0.41
Net income available to common stockholders, Underlying (non-GAAP)	M	290	216
Net income per average common share - basic, Underlying (non-GAAP)	M/N	0.57	0.41
Net income per average common share - diluted, Underlying (non-GAAP)	M/O	0.57	0.41

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
		2017				2016
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	P	$95	$180	$45	$320	$71	$133	$19	$223
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income available to common stockholders (GAAP)	Q	$95	$180	$38	$313	$71	$133	$12	$216

Efficiency ratio:
Total revenue (GAAP)	R	$858	$480	$46	$1,384	$789	$399	$46	$1,234
Noninterest expense (GAAP)	S	647	190	17	854	616	187	8	811
Efficiency ratio	S/R	75.41%	39.80%	NM	61.68%	78.08%	46.74%	NM	65.66%

Return on average total tangible assets:
Average total assets (GAAP)		$58,660	$49,243	$40,883	$148,786	$55,116	$45,304	$38,360	$138,780
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	—	—	—	—	3	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	531	531	—	—	481	481
Average total tangible assets	T	$58,660	$49,243	$34,538	$142,441	$55,116	$45,304	$31,962	$132,382
Return on average total tangible assets	P/T	0.66%	1.48%	NM	0.91%	0.52%	1.18%	NM	0.68%

Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,460	$5,528	$8,472	$19,460	$5,089	$4,790	$9,688	$19,567
Less: Average goodwill (GAAP)		—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	—	—	—	—	3	3
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	531	531	—	—	481	481
Average tangible common equity (1)	U	$5,460	$5,528	$2,127	$13,115	$5,089	$4,790	$3,290	$13,169
Return on average tangible common equity (1)	Q/U	7.06%	13.18%	NM	9.68%	5.59%	11.19%	NM	6.61%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

Results of Operations

First Quarter 2017 vs. First Quarter 2016

•
Net income of $320 million increased $97 million from $223 million in first quarter 2016. Net income available to common stockholders of $313 million increased $97 million, or 45%, from $216 million in first quarter 2016 as the benefit of a 12% increase in revenue and a reduction in income taxes from the settlement of certain state tax matters was partially offset by a 5% increase in noninterest expense and provision for credit losses;

•	Total revenue of $1.4 billion increased $150 million, or 12%, reflecting solid net interest income and noninterest income growth:

◦	Net interest income growth of 11%, to $1.0 billion from $904 million in first quarter 2016, given 8% average loan growth and a ten basis point improvement in net interest margin;

◦
Net interest margin of 2.96% reflected improved loan yields, driven by higher rates and balance sheet optimization initiatives, partially offset by investment portfolio growth and higher deposit costs; and

◦	Noninterest income increased 15% from first quarter 2016, driven by strength in capital markets, card fees, foreign exchange and interest rate products and mortgage banking fees;

•
Noninterest expense of $854 million increased $43 million, or 5%, compared to $811 million in first quarter 2016, driven by higher salaries and employee benefits related to higher payroll taxes and 401(k) benefit costs, largely tied to a change in the timing of incentive payments, higher revenue-based incentives and increases in other categories given continued investments in the franchise, as well as higher FDIC insurance, fraud and regulatory costs;

•
Provision for credit losses of $96 million increased $5 million, or 5%, from $91 million in first quarter 2016, as the impact of higher commercial net charge-offs, largely oil and gas credits and an increase in the reserve for unfunded commitments were partially offset by a reduction in retail real estate secured net charge-offs;

•	Return on average common equity of 6.5% compared to 4.5% in first quarter 2016;

•
Return on average tangible common equity of 9.7% compared with 6.6% in first quarter 2016. Excluding the impact related to settlement of certain state tax matters, Underlying ROTCE* of 9.0% improved by 2.4%;

•	Average interest earning assets increased $10.2 billion, or 8%, driven by 8% loan growth and an 8% increase in investment securities;

•	Average deposits of $110.0 billion increased $8.0 billion, or 8%, from $102.0 billion in first quarter 2016, on strength in checking with interest, term, money market and demand deposits;

•
Net charge-offs of $87 million increased $4 million, or 5%, from $83 million in first quarter 2016. ALLL of $1.2 billion remained stable compared to December 31, 2016. ALLL to total loans and leases ratio of 1.13% as of March 31, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio of 117% as of March 31, 2017, compared with 118% as of December 31, 2016;

•
The effective tax rate for first quarter 2017 of 26.4% compares with 32.9% in first quarter 2016. First quarter 2017 results reflect the impact of a $23 million, or 5.2% rate benefit, related to the settlement of certain state tax matters; and

•
Net income per average common share, diluted, of $0.61, compared to $0.41 per average common share, diluted, in first quarter 2016. Excluding the impact related to settlement of certain state tax matters, Underlying net income per average common share, diluted*, was $0.57.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income of $320 million, increased $97 million, or 43%, from $223 million in first quarter 2016. First quarter 2017 results reflect the impact of a $23 million, or $0.04 per diluted share, related to the settlement of certain state tax matters. The following table presents the significant components of our net income:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change		Percent
Operating Data:
Net interest income	$1,005	$904	$101		11%
Noninterest income	379	330	49		15
Total revenue	1,384	1,234	150		12
Provision for credit losses	96	91	5		5
Noninterest expense	854	811	43		5
Income before income tax expense	434	332	102		31
Income tax expense	114	109	5		5
Net income	$320	$223	$97		43
Net income available to common stockholders	$313	$216	$97		45%
Return on average common equity	6.52%	4.45%	207	bps
Return on average tangible common equity	9.68%	6.61%	307	bps

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Three Months Ended March 31,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,965	$3	0.63%	$1,675	$2	0.42%	$290	21 bps
Taxable investment securities	25,789	160	2.48	23,864	145	2.43	1,925	5
Non-taxable investment securities	7	—	2.60	9	—	2.60	(2)	—
Total investment securities	25,796	160	2.48	23,873	145	2.43	1,923	5
Commercial	37,517	312	3.33	34,018	264	3.08	3,499	25
Commercial real estate	10,821	87	3.21	9,108	62	2.69	1,713	52
Leases	3,696	23	2.47	3,917	24	2.44	(221)	3
Total commercial	52,034	422	3.24	47,043	350	2.95	4,991	29
Residential mortgages	15,285	136	3.55	13,465	126	3.76	1,820	(21)
Home equity loans	1,793	25	5.66	2,471	34	5.51	(678)	15
Home equity lines of credit	13,955	118	3.43	14,632	113	3.11	(677)	32
Home equity loans serviced by others	719	13	7.02	958	17	6.94	(239)	8
Home equity lines of credit serviced by others	207	2	3.75	340	2	2.19	(133)	156
Automobile	13,772	107	3.16	13,792	97	2.83	(20)	33
Education(1)	6,837	88	5.23	4,852	60	5.02	1,985	21
Credit cards	1,665	46	11.16	1,601	45	11.29	64	(13)
Other retail	1,798	35	7.94	1,108	24	8.66	690	(72)
Total retail	56,031	570	4.11	53,219	518	3.91	2,812	20
Total loans and leases	108,065	992	3.69	100,262	868	3.46	7,803	23
Loans held for sale, at fair value	510	4	3.31	306	3	3.70	204	(39)
Other loans held for sale	74	1	6.62	49	1	6.64	25	(2)
Interest-earning assets	136,410	1,160	3.42	126,165	1,019	3.23	10,245	19
Allowance for loan and lease losses	(1,235)			(1,212)			(23)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,735			6,951			(216)
Total assets	$148,786			$138,780			$10,006
Liabilities and Stockholders’ Equity
Checking with interest	$20,699	$13	0.26%	$17,993	$7	0.14%	$2,706	12 bps
Money market accounts	37,874	41	0.44	36,225	28	0.32	1,649	12
Regular savings	9,110	1	0.04	8,394	1	0.04	716	—
Term deposits	14,173	31	0.89	12,199	24	0.80	1,974	9
Total interest-bearing deposits	81,856	86	0.43	74,811	60	0.32	7,045	11
Federal funds purchased and securities sold under agreements to repurchase(2)	882	1	0.24	881	1	0.23	1	1
Other short-term borrowed funds	2,963	8	1.05	3,098	11	1.40	(135)	(35)
Long-term borrowed funds	12,412	60	1.94	9,894	43	1.75	2,518	19
Total borrowed funds	16,257	69	1.68	13,873	55	1.58	2,384	10
Total interest-bearing liabilities	98,113	155	0.64	88,684	115	0.52	9,429	12
Demand deposits	28,098			27,170			928
Other liabilities	2,868			3,112			(244)
Total liabilities	129,079			118,966			10,113
Stockholders’ equity	19,707			19,814			(107)
Total liabilities and stockholders’ equity	$148,786			$138,780			$10,006
Interest rate spread			2.78%			2.71%		7
Net interest income		$1,005			$904
Net interest margin			2.96%			2.86%		10 bps
Memo: Total deposits (interest-bearing and demand)	$109,954	$86	0.32%	$101,981	$60	0.24%	$7,973	8 bps
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In first quarter 2017, short-term and long-term interest rates have risen from very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near one percent. Any declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
The FRB continued to follow its stated monetary policy and during first quarter 2017, increased the Fed Funds rate by 0.25% in March 2017.

Net interest income of $1.0 billion increased $101 million, or 11%, compared to $904 million in first quarter 2016, driven by 8% average loan growth and a ten basis point improvement in net interest margin.
Average interest-earning assets of $136.4 billion increased $10.2 billion, or 8%, from first quarter 2016, driven by a $5.0 billion increase in average commercial loans and leases, a $2.8 billion increase in average retail loans, and a $1.9 billion increase in total investment securities. Commercial loan and lease growth was driven by strength in commercial and commercial real estate, partially offset by a decrease in the leasing portfolio. Retail loan growth was driven by strength in education, residential mortgage, and other retail balances, partially offset by home equity balances.
Average deposits of $110.0 billion increased $8.0 billion from first quarter 2016 reflecting growth in all categories. Total interest-bearing deposit costs increased eleven basis points compared to first quarter 2016.
Average borrowed funds of $16.3 billion increased $2.4 billion, or 17%, from first quarter 2016, as a $2.5 billion increase in long-term borrowings, which reflected an increase in senior debt and FHLB advances, was partially offset by a reduction in short-term borrowed funds, largely FHLB advances. Total borrowed funds costs of $69 million increased $14 million from first quarter 2016, primarily due to issuance of long-term senior term debt.
Net interest margin of 2.96% increased ten basis points compared to 2.86% in first quarter 2016, driven by improved loan yields reflecting both higher interest rates and balance sheet optimization initiatives. These benefits were partially offset by the impact of investment portfolio growth and higher deposit and funding costs. Average interest-earning asset yields of 3.42% increased 19 basis points from 3.23% in first quarter 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended March 31,
(in millions)	2017	2016	Change	Percent
Service charges and fees	$125	$126	($1)	(1%)
Card fees	60	50	10	20
Capital markets fees(1)	48	25	23	92
Trust and investment services fees	39	37	2	5
Letter of credit and loan fees(1)	29	27	2	7
Foreign exchange and interest rate products(1)	27	18	9	50
Mortgage banking fees	23	18	5	28
Securities gains, net	4	9	(5)	(56)
Other income (1)(2)	24	20	4	20
Noninterest income	$379	$330	$49	15%
(1) In first quarter 2017, certain prior period noninterest income amounts reported in the Consolidated Statement of Operations were reclassified to enhance transparency and provide additional granularity, particularly with regard to fee income related to customer activity.
(2) Includes net securities impairment losses on securities available for sale recognized in earnings, bank-owned life insurance income and other income.

Noninterest income of $379 million increased $49 million, or 15%, from $330 million in first quarter 2016, driven by strength in capital markets, card fees, foreign exchange and interest rate products and improved mortgage banking fees. Service charges and fees remained relatively stable despite one fewer day in the quarter. Card fees increased $10 million as the benefit of revised contract terms for core processing fees and a reduction in card reward expense were partially offset by lower out-of-network ATM fees. Capital markets fees increased $23 million, reflecting strength in loan syndications and bond underwriting advisory fees given strong market volume and expanded capabilities. Trust and investment services fees improved, reflecting an increase in investment sales and growth in client-asset levels. Foreign exchange and interest rate products income increased $9 million, or 50%, reflecting strong client hedging activity and expanded capabilities. Mortgage banking fees increased $5 million from first quarter 2016 levels, reflecting improved MSR valuations and higher origination volumes given the increase in loan officers. Securities gains decreased $5 million.
Provision for Credit Losses
Provision for credit losses of $96 million increased $5 million, or 5%, from $91 million in first quarter 2016 due to the impact of higher commercial net charge-offs, largely oil and gas credits and an increase in the reserve for unfunded commitments. First quarter 2017 results reflected a $9 million reserve build, compared to an $8 million reserve build in first quarter 2016.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended March 31,
(in millions)	2017	2016	Change	Percent
Salaries and employee benefits	$444	$425	$19	4%
Outside services	91	91	—	—
Occupancy	82	76	6	8
Equipment expense	67	65	2	3
Amortization of software	44	39	5	13
Other operating expense	126	115	11	10
Noninterest expense	$854	$811	$43	5%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense of $854 million increased $43 million, or 5%, from $811 million in first quarter 2016, driven by higher payroll taxes and 401(k) benefit costs tied to a change in the timing of incentive payments, as well as higher revenue-based incentives. Occupancy expense increased $6 million, driven by branch rationalization costs. Amortization of software expense increased $5 million, reflecting the impact of technology investments. Other operating expense increased $11 million, related to higher FDIC insurance expense and higher fraud and regulatory costs.
Income Tax Expense
Income tax expense was $114 million and $109 million in first quarter 2017 and 2016, respectively. This resulted in an effective tax rate of 26.4% and 32.9% in first quarter 2017 and 2016, respectively. The decrease in the effective income tax rate was driven by the impact of the settlement of certain state tax matters and benefit related to the accounting method change for stock based compensation (FASB Accounting Standards Update 2016-09) which became effective January 1, 2017. Results also reflect the impact of growth in pre-tax net income.
At March 31, 2017, we reported a net deferred tax liability of $744 million, compared to a $714 million liability at December 31, 2016. The increase in the net deferred tax liability was primarily attributable to the tax effect of current year timing adjustments. For further discussion, see Note 9 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The Trump administration plans to introduce tax reform intended to lower corporate income tax rates. Any legislation affecting income tax rates could have an impact on our future effective tax rate, the significance of which would depend on the timing, nature and scope of any such legislation, as well as the level and composition of our earnings. If tax legislation is passed, a reduction in the corporate income tax rate could lower our annual effective income tax rate and result in a one-time tax benefit associated with a reduction in our net deferred tax liability.
Business Segments
The following tables present certain financial data of our operating segments, Other and consolidated:

	As of and for the Three Months Ended March 31, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$638	$346	$21	$1,005
Noninterest income	220	134	25	379
Total revenue	858	480	46	1,384
Noninterest expense	647	190	17	854
Profit before provision for credit losses	211	290	29	530
Provision for credit losses	64	19	13	96
Income before income tax expense (benefit)	147	271	16	434
Income tax expense (benefit)	52	91	(29)	114
Net income	$95	$180	$45	$320
Loans and leases (period-end) (1)	$57,494	$48,013	$3,273	$108,780
Average Balances:
Total assets	$58,660	$49,243	$40,883	$148,786
Total loans and leases (1)	57,309	48,154	3,186	108,649
Deposits	74,133	28,973	6,848	109,954
Interest-earning assets	57,361	48,283	30,766	136,410
Key Performance Metrics:
Net interest margin (2)	4.51%	2.91%	NM	2.96%
Efficiency ratio	75.41	39.80	NM	61.68
Average loans to average deposits ratio (1)	77.31	166.20	NM	98.81
Return on average total tangible assets (2)	0.66	1.48	NM	0.91
Return on average tangible common equity (2) (3)	7.06	13.18	NM	9.68
(1) Includes loans held for sale.
(2) Ratios for the period ended March 31, 2017 are presented on an annualized basis.
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended March 31, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$581	$300	$23	$904
Noninterest income	208	99	23	330
Total revenue	789	399	46	1,234
Noninterest expense	616	187	8	811
Profit before provision for credit losses	173	212	38	423
Provision for credit losses	63	9	19	91
Income before income tax expense	110	203	19	332
Income tax expense	39	70	—	109
Net income	$71	$133	$19	$223
Loans and leases (period-end) (1)	$53,731	$44,812	$3,199	$101,742
Average Balances:
Total assets	$55,116	$45,304	$38,360	$138,780
Total loans and leases (1)	53,744	43,899	2,974	100,617
Deposits	70,871	24,833	6,277	101,981
Interest-earning assets	53,793	43,987	28,385	126,165
Key Performance Metrics:
Net interest margin (2)	4.35%	2.74%	NM	2.86%
Efficiency ratio	78.08	46.74	NM	65.66
Average loans to average deposits ratio (1)	75.83	176.78	NM	98.66
Return on average total tangible assets (2)	0.52	1.18	NM	0.68
Return on average tangible common equity (2) (3)	5.59	11.19	NM	6.61

(1) Includes loans held for sale.
(2) Ratios for the period ended March 31, 2016 are presented on an annualized basis.
(3) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.

We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business-line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy RBS aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units. For management reporting purposes, we present the goodwill balance (and any related impairment charges) in Other.
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
Consumer Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	Percent
Net interest income	$638	$581	$57	10%
Noninterest income	220	208	12	6
Total revenue	858	789	69	9
Noninterest expense	647	616	31	5
Profit before provision for credit losses	211	173	38	22
Provision for credit losses	64	63	1	2
Income before income tax expense	147	110	37	34
Income tax expense	52	39	13	33
Net income	$95	$71	$24	34
Loans and leases (period-end) (1)	$57,494	$53,731	$3,763	7
Average Balances:
Total assets	$58,660	$55,116	$3,544	6%
Total loans and leases (1)	57,309	53,744	3,565	7
Deposits	74,133	70,871	3,262	5
Interest-earning assets	57,361	53,793	3,568	7
Key Performance Metrics:
Net interest margin (2)	4.51%	4.35%	16 bps
Efficiency ratio	75.41	78.08	(267) bps
Average loans to average deposits ratio (1)	77.31	75.83	148 bps
Return on average total tangible assets (2)	0.66	0.52	14 bps
Return on average tangible common equity (2) (3)	7.06	5.59	147 bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended March 31, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $95 million increased $24 million, or 34%, from $71 million in first quarter 2016, as the benefit of a $69 million increase in revenue more than offset a $31 million increase in noninterest expense.
Net interest income of $638 million increased $57 million, or 10%, from first quarter 2016, driven by a $3.6 billion increase in average loans led by education, mortgage, and other consumer unsecured categories with higher loan yields that included the benefit of higher rates, partially offset by an increase in deposit costs.
Noninterest income of $220 million increased $12 million, or 6%, from first quarter 2016 levels, driven by an increase in card fees, which included a reduction in card reward costs, as well as an increase in mortgage banking fees, which reflected higher MSR valuations and improved origination volumes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense of $647 million increased $31 million, or 5%, from $616 million in first quarter 2016, largely driven by an increase in salaries and benefits tied to higher commissions and payroll taxes as well as other expenses largely tied to insurance and fraud and regulatory costs. Results also reflect higher occupancy costs associated with branch rationalization as well as outside services, driven by retail loan origination and servicing costs.
Provision for credit losses of $64 million increased $1 million, or 2%, from $63 million in first quarter 2016, driven by higher net charge-offs in auto and education.
Commercial Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	Percent
Net interest income	$346	$300	$46	15%
Noninterest income	134	99	35	35
Total revenue	480	399	81	20
Noninterest expense	190	187	3	2
Profit before provision for credit losses	290	212	78	37
Provision for credit losses	19	9	10	111
Income before income tax expense	271	203	68	33
Income tax expense	91	70	21	30
Net income	$180	$133	$47	35
Loans and leases (period-end) (1)	$48,013	$44,812	$3,201	7
Average Balances:
Total assets	$49,243	$45,304	$3,939	9%
Total loans and leases (1)	48,154	43,899	4,255	10
Deposits	28,973	24,833	4,140	17
Interest-earning assets	48,283	43,987	4,296	10
Key Performance Metrics:
Net interest margin (2)	2.91%	2.74%	17 bps
Efficiency ratio	39.80	46.74	(694) bps
Average loans to average deposits ratio (1)	166.20	176.78	(1,058) bps
Return on average total tangible assets (2)	1.48	1.18	30 bps
Return on average tangible common equity (2) (3)	13.18	11.19	199 bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended March 31, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Commercial Banking net income of $180 million increased $47 million, or 35%, from $133 million in first quarter 2016, driven by an $81 million increase in total revenue, partially offset by a $3 million increase in noninterest expense and a $10 million increase in provision for credit losses.
Net interest income of $346 million increased $46 million, or 15%, from $300 million in first quarter 2016, driven by 10% average loan growth and improved loan yields, including higher rates, partially offset by higher deposit costs.
Average loans and leases increased $4.3 billion, driven by strength in Mid-corporate and Middle Market, Commercial Real Estate, Franchise Finance and Industry Verticals.
Noninterest income of $134 million increased $35 million, or 35%, from $99 million in first quarter 2016, largely reflecting strength in capital markets, foreign exchange and interest rate products and card fees.
Noninterest expense of $190 million increased $3 million, or 2%, from $187 million in first quarter 2016, driven by higher salaries and employee benefits largely tied to higher payroll taxes given the change in timing of payment of incentive compensation. Expense results also reflected higher amortization of software and a reduction in outside services.
Provision for credit losses of $19 million increased $10 million from first quarter 2016, driven by higher net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended March 31,
(in millions)	2017	2016	Change	Percent
Net interest income	$21	$23	($2)	(9%)
Noninterest income	25	23	2	9
Total revenue	46	46	—	—
Noninterest expense	17	8	9	113
Profit before provision for credit losses	29	38	(9)	(24)
Provision for credit losses	13	19	(6)	(32)
Income before income tax expense (benefit)	16	19	(3)	(16)
Income tax benefit	(29)	—	(29)	(100)
Net income	$45	$19	$26	137
Loans and leases (period-end) (1)	$3,273	$3,199	$74	2
Average Balances:
Total assets	$40,883	$38,360	$2,523	7%
Total loans and leases (1)	3,186	2,974	212	7
Deposits	6,848	6,277	571	9
Interest-earning assets	30,766	28,385	2,381	8
(1)  Includes loans held for sale.

Other net income of $45 million increased $26 million from $19 million in first quarter 2016, driven by a $23 million income tax benefit related to settlement of state tax matters that lowered our consolidated effective tax rate by 5.2%. Net interest income decreased $2 million, reflecting higher funding costs and the lower benefit of swaps, partially offset by higher investment income and higher residual funds transfer pricing. Noninterest income remained relatively stable. Noninterest expense increased $9 million from first quarter 2016, largely reflecting increased depreciation expense related to the transfer of leases from Commercial Banking to non-core, which is in Other. Provision for credit losses decreased, reflecting lower net charge-offs in non-core.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	March 31, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury and other	$15	$15	$30	$30	($15)	(50%)
State and political subdivisions	7	7	8	8	(1)	(13)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,773	19,562	19,231	19,045	517	3
Other/non-agency	397	380	427	401	(21)	(5)
Total mortgage-backed securities	20,170	19,942	19,658	19,446	496	3
Total debt securities	20,192	19,964	19,696	19,484	480	2
Marketable equity securities	—	—	5	5	(5)	(100)
Other equity securities	—	—	12	12	(12)	(100)
Total equity securities	—	—	17	17	(17)	(100)
Total securities available for sale	$20,192	$19,964	$19,713	$19,501	$463	2%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,075	$4,054	$4,126	$4,094	($40)	(1%)
Other/non-agency	917	941	945	964	(23)	(2)
Total securities held to maturity	$4,992	$4,995	$5,071	$5,058	($63)	(1)
Total securities available for sale and held to maturity	$25,184	$24,959	$24,784	$24,559	$400	2%
As of March 31, 2017, the fair value of the AFS and HTM securities portfolio increased $400 million to $25.0 billion, compared with $24.6 billion as of December 31, 2016, primarily driven by purchases of securities in connection with our liquidity risk management strategies.

As of March 31, 2017, our securities portfolio’s average effective duration was 4.4 years compared with 4.3 years as of December 31, 2016, reflecting the impact of higher long-term rates, which reduced mortgage security prepayment speeds. We manage the securities portfolio duration through asset selection and securities structure, which combine to help limit the duration extension risk.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represents the vast majority of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans and Leases
Our loans and leases are disclosed in portfolio segments and classes. Our loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, education, credit cards and other retail. Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which we now service a portion of internally. The following table shows the composition of loans and leases, including non-core loans, as of:

(in millions)	March 31, 2017	December 31, 2016	Change	Percent
Commercial	$37,369	$37,274	$95	—%
Commercial real estate	10,915	10,624	291	3
Leases	3,608	3,753	(145)	(4)
Total commercial	51,892	51,651	241	—
Residential mortgages	15,389	15,115	274	2
Home equity loans	1,730	1,858	(128)	(7)
Home equity lines of credit	13,812	14,100	(288)	(2)
Home equity loans serviced by others	698	750	(52)	(7)
Home equity lines of credit serviced by others	201	219	(18)	(8)
Automobile	13,636	13,938	(302)	(2)
Education(1)	7,242	6,610	632	10
Credit cards	1,650	1,691	(41)	(2)
Other retail	1,861	1,737	124	7
Total retail	56,219	56,018	201	—
Total loans and leases (2) (3)	$108,111	$107,669	$442	—%
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
(2) Excluded from the table above are loans held for sale totaling $669 million and $625 million as of March 31, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.5 billion and $17.3 billion at March 31, 2017 and December 31, 2016, respectively.
Total loans and leases of $108.1 billion as of March 31, 2017 increased $442 million from $107.7 billion as of December 31, 2016, reflecting growth in both commercial and retail products. Total commercial loans and leases of $51.9 billion grew $241 million from $51.7 billion as of December 31, 2016, reflecting commercial real estate loan growth of $291 million and commercial loan growth of $95 million, partially offset by a decline in leases. Total retail loans of $56.2 billion increased by $201 million from $56.0 billion as of December 31, 2016, largely driven by a $632 million increase in education loans and a $274 million increase in residential mortgages, partially offset by lower home equity balances and auto loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below presents the composition of our non-core assets:

(in millions)	March 31, 2017	December 31, 2016	Change	Percent
Commercial	$108	$144	($36)	(25%)
Commercial real estate	51	59	(8)	(14)
Leases	861	874	(13)	(1)
Total commercial	1,020	1,077	(57)	(5)
Residential mortgages	166	173	(7)	(4)
Home equity loans	40	45	(5)	(11)
Home equity lines of credit	45	50	(5)	(10)
Home equity loans serviced by others	698	750	(52)	(7)
Home equity lines of credit serviced by others	201	219	(18)	(8)
Education	283	291	(8)	(3)
Total retail	1,433	1,528	(95)	(6)
Total non-core loans	2,453	2,605	(152)	(6)
Other assets	152	155	(3)	(2)
Total non-core assets	$2,605	$2,760	($155)	(6%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.6 billion as of March 31, 2017 decreased $155 million, or 6%, from December 31, 2016.
Retail non-core loan balances of $1.4 billion decreased $95 million, or 6%, compared to December 31, 2016. The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $899 million as of March 31, 2017, compared to $969 million as of December 31, 2016. The SBO portfolio represented 3% of the retail real estate secured portfolio and 2% of the overall retail loan portfolio as of March 31, 2017. The SBO portfolio consists of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $470 million and $505 million as of March 31, 2017 and December 31, 2016, respectively.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 712 and CLTV of 87% as of March 31, 2017. The proportion of the portfolio in a second lien position was 96% with 71% of the portfolio in out-of-footprint geographies. SBO net charge-offs of $2 million decreased $5 million compared to first quarter 2016, driven by portfolio seasoning and balance liquidation.
Allowance for Credit Losses and Nonperforming Assets
The allowance for credit losses, which consists of an ALLL and a reserve for unfunded lending commitments is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The allowance for credit losses totaled $1.3 billion at March 31, 2017 and December 31, 2016. The ALLL represented 1.13% of total loans and leases and 117% of nonperforming loans and leases as of March 31, 2017 compared with 1.15% and 118%, respectively, as of December 31, 2016. The reserve for unfunded lending commitments increased $21 million from December 31, 2016. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
Overall credit quality continued to improve reflecting growth in higher quality, lower risk retail loans and modest increases in commercial categories. Nonperforming loans and leases of $1.1 billion as of March 31, 2017 increased $5 million from December 31, 2016 as a decrease in retail, driven by continued improvement in real-

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

estate secured categories, was more than offset by an increase in commercial nonperforming loans and leases, largely due to oil and gas credits. Net charge-offs of $87 million increased $4 million, or 5%, from $83 million in first quarter 2016, driven by a $10 million increase in commercial partially offset by a $6 million reduction in retail net charge-offs driven by real-estate secured categories. Annualized net charge-offs as a percentage of total average loans of 0.33% was stable compared to first quarter 2016.
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
As of March 31, 2017, nonperforming commercial loans and leases increased $26 million to $413 million, compared to $387 million as of December 31, 2016, largely driven by an increase in oil and gas portfolio credits. As of March 31, 2017, total commercial nonperforming loans were 0.8% of the commercial loan portfolio, compared to 0.7% as of December 31, 2016. Total commercial loan and lease portfolio net charge-offs of $19 million in first quarter 2017 compared to net charge-offs of $9 million in first quarter 2016. The commercial loan and lease portfolio annualized net charge-off rate of 15 basis points in first quarter 2017, compared to eight basis points in first quarter 2016.
Total commercial criticized loans and leases portfolio of $2.8 billion, or 5.5% of the portfolio, compared to $2.9 billion, or 5.6%, at December 31, 2016. Commercial criticized balances were $2.2 billion, or 6.0%, of commercial loans as of March 31, 2017, compared to $2.3 billion, or 6.1%, as of December 31, 2016. Commercial real estate criticized balances of $432 million, or 4.0% of the commercial real estate portfolio, compared to $478 million, or 4.5%, as of December 31, 2016. Commercial criticized loans to total criticized loans of 79% as of March 31, 2017 remained relatively stable compared to 78% as of December 31, 2016. Commercial real estate accounted for 15% of total criticized loans as of March 31, 2017, compared to 16% as of December 31, 2016.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to regularly review and monitor credit quality trends. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to grow selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios. Retail loans of $56.2 billion increased $201 million from December 31, 2016, driven by growth in education lending, residential mortgage and other unsecured, partially offset by a reduction in home equity, auto, and credit card balances.
The credit composition of our retail loan portfolio at March 31, 2017 reflected an average refreshed FICO score of 760, which was relatively flat compared to December 31, 2016. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property and was 62% as of March 31, 2017 and December 31, 2016. Retail asset quality continued to improve with an annualized net charge-off rate of 0.49% in first quarter 2017, a decrease of six basis points from first quarter 2016, driven by broad improvement in the home equity, education portfolios and other unsecured. Nonperforming retail loans as a percentage of total retail loans were 1.13% as of March 31, 2017, a decrease of four basis points from December 31, 2016.
HELOC Payment Shock
We monitor the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. To help manage this potential exposure, in September 2013, we launched

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of March 31, 2017, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 94% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of March 31, 2017, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 94% of the balances had been refinanced, paid off or were current on payments, 5% were past due and 1% had been charged off.
A total of $826 million of HELOC balances are scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2017. For the $4.7 billion HELOC portfolio scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between April 1, 2017 and December 31, 2021, 45% was secured by a first lien, with a weighted average FICO score of the borrowers of 764 and a LTV ratio of 61.0%. Those results compare to the total HELOC portfolio of $14.0 billion that was 51% secured by a first lien, with a weighted average FICO score of the borrowers of 767 and a LTV ratio of 61.3%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
As of March 31, 2017, $805 million of retail loans were classified as retail TDRs, a stable trend compared with $799 million as of December 31, 2016. As of March 31, 2017, $231 million of retail TDRs were in nonaccrual status with 54% current with payments, which is stable compared to $233 million in nonaccrual status with 55% current on payments at December 31, 2016. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are evaluated for impairment individually. Loans are classified as TDRs until paid off, sold or refinanced at market terms.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The following tables present an aging of our retail TDRs:

	March 31, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$123	$15	$3	$40	$181
Home equity loans	115	9	2	21	147
Home equity lines of credit	169	8	3	24	204
Home equity loans serviced by others	50	3	1	3	57
Home equity lines of credit serviced by others	8	—	—	2	10
Automobile	18	1	—	1	20
Education	144	3	2	1	150
Credit cards	23	1	1	1	26
Other retail	10	—	—	—	10
Total	$660	$40	$12	$93	$805

	December 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$115	$12	$5	$46	$178
Home equity loans	116	8	3	18	145
Home equity lines of credit	164	7	4	21	196
Home equity loans serviced by others	53	3	1	3	60
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	17	1	1	—	19
Education	148	3	2	2	155
Credit cards	23	1	1	1	26
Other retail	11	—	—	—	11
Total	$653	$35	$17	$94	$799

The following tables present the accrual status of our retail TDRs:

	March 31, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$121	$60	$181
Home equity loans	104	43	147
Home equity lines of credit	132	72	204
Home equity loans serviced by others	42	15	57
Home equity lines of credit serviced by others	4	6	10
Automobile	11	9	20
Education	125	25	150
Credit cards	25	1	26
Other retail	10	—	10
Total	$574	$231	$805

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$117	$61	$178
Home equity loans	102	43	145
Home equity lines of credit	126	70	196
Home equity loans serviced by others	43	17	60
Home equity lines of credit serviced by others	4	5	9
Automobile	10	9	19
Education	128	27	155
Credit cards	25	1	26
Other retail	11	—	11
Total	$566	$233	$799

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances on wholesale funding hedges totaled $4.0 billion as of March 31, 2017 and $3.0 billion as of December 31, 2016. Pay-fixed rates on the swaps ranged from 0.91% to 1.98% as of March 31, 2017 and December 31, 2016. As of March 31, 2017, $1.0 billion were forward starting positions which begin accruing interest starting in January 2018.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets, and to hedge market risk on fixed rate capital markets debt issuances. At March 31, 2017 and December 31, 2016, the notional amount of receive-fixed swap hedges totaled $12.1 billion and $10.4 billion, respectively. As of March 31, 2017 and December 31, 2016, the fixed-rate ranges were 0.88% to 1.87% and 0.88% to 1.84%, respectively. We paid one-month and three-month LIBOR on these swaps.
In first quarter 2017, we hedged $1.0 billion of floating rate commercial loans with a five-year receive-fixed interest rate swap. In addition, we hedged $1.0 billion in floating-rate wholesale funding with short-tenor pay-fixed swaps with terms ranging from 21 to 24 months. We also hedged $700 million in three-year fixed rate senior term debt to convert the debt to a floating obligation.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts. The assets and liabilities recorded for derivatives not designated as hedges reflect the market value of these transactions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. For additional information regarding our derivative instruments, see Note 10 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

	March 31, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$16,050	$9	$14	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	60,612	341	318	54,656	557	452
Foreign exchange contracts	8,301	95	85	8,039	134	126
Other contracts	1,292	11	8	1,498	16	7
Total derivatives not designated as hedging instruments		447	411		707	585
Gross derivative fair values		456	425		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(89)	(89)		(106)	(106)
Less: Cash collateral applied (3)		(10)	(16)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$357	$320		$627	$659
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
(2) Amounts reflect variation margin payments that are characterized as settlement per the rules of our central counterparties effective for the quarter ended March 31, 2017.
(3) Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

At March 31, 2017, the overall derivative asset value decreased $270 million and the liability balance decreased by $339 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheets as of March 31, 2017. Effective January 3, 2017, the London Clearing House and Chicago Mercantile Exchange amended their respective rules to legally characterize the variation margin payments on centrally cleared derivative contracts as settlement of those derivatives (rather than the posting of collateral). As a result of this change, we modified our balance sheet presentation of centrally cleared interest rate swaps as of March 31,2017 such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, the variation margin balances were characterized as collateral and reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
Deposits
The table below presents the major components of our deposits:

(in millions)	March 31, 2017	December 31, 2016	Change	Percent
Demand	$27,713	$28,472	($759)	(3%)
Checking with interest	21,913	20,714	1,199	6
Regular savings	9,441	8,964	477	5
Money market accounts	37,833	38,176	(343)	(1)
Term deposits	15,212	13,478	1,734	13
Total deposits	$112,112	$109,804	$2,308	2%

Total deposits as of March 31, 2017 increased $2.3 billion, or 2%, to $112.1 billion, compared to $109.8 billion as of December 31, 2016, reflecting growth across term deposits, checking with interest and money market accounts.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	March 31, 2017	December 31, 2016	Change	Percent
Federal funds purchased	$566	$533	$33	6%
Securities sold under agreements to repurchase	527	615	(88)	(14)
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,762	3,211	(449)	(14)
Total short-term borrowed funds	$3,855	$4,359	($504)	(12%)
Short-term borrowed funds of $3.9 billion as of March 31, 2017, decreased $504 million from December 31, 2016, reflecting a $449 million decline in other short-term borrowed funds (primarily short-term FHLB advances) and an $88 million decrease in securities sold under agreements to repurchase, partially offset by a $33 million increase in Fed funds purchased.
    As of March 31, 2017, our total contingent liquidity was $27.2 billion, consisting of $2.5 billion in net cash at the FRB (which is defined as cash less overnight Fed funds purchased), $19.9 billion in unencumbered high-quality and liquid securities, and $4.8 billion in unused FHLB borrowing capacity. Asset liquidity, a component of contingent liquidity, consisting of net cash at the FRB and unencumbered high-quality liquid securities assets, was $22.4 billion. Additionally, $11.8 billion in secured discount window capacity from the FRBs created total available liquidity of approximately $39.0 billion.
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.43%	0.01%	0.26%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.08	0.57	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,508	3,300	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$882	$881	$947
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,963	3,098	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.06%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.08	0.58	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	March 31, 2017	December 31, 2016
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022	$347	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed rate subordinated debt, due 2024	250	250
4.023% fixed rate subordinated debt, due 2024	42	42
4.350% fixed rate subordinated debt, due 2025	249	249
4.300% fixed rate subordinated debt, due 2025	749	749
2.375% fixed rate senior unsecured debt, due 2021	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018	745	745
2.450% senior unsecured notes, due 2019	746	747
2.500% senior unsecured notes, due 2019	740	741
2.250% senior unsecured notes, due 2020	697	—
Floating rate senior unsecured notes, due 2020	299	—
2.550% senior unsecured notes, due 2021	964	965
Federal Home Loan advances due through 2033	5,262	7,264
Other	9	10
Total long-term borrowed funds	$11,780	$12,790

Note: The balances above reflect the impact of unamortized deferred issuance costs and discounts. See Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

On March 2, 2017, CBNA issued $1.0 billion in three-year, senior bank debt, composed of $700 million in fixed-rate debt and $300 million in floating-rate debt indexed to 3-month LIBOR. Long-term borrowed funds of $11.8 billion as of March 31, 2017 decreased $1.0 billion from December 31, 2016, reflecting a $993 million increase in the aforementioned senior bank debt, offset by a decrease of $2.0 billion in long-term FHLB borrowings. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales continues to be available. Additionally, capacity remains to grow deposits or issue senior or subordinated notes.
Capital and Regulatory Matters
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Our regulation and supervision continues to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Dodd-Frank regulation
We are subject to the Dodd-Frank Act, which introduced significant changes to the regulation of bank holding companies and their subsidiaries and was aimed at strengthening the sound operation of the financial services sector. The more stringent standards and heightened regulatory requirements under the Dodd-Frank Act have significantly impacted our business activities, reduced certain fee income categories, increased certain operational costs and added other restrictions. The Dodd-Frank Act also required us to build enhanced compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. We continue to manage the cumulative impact of these changes, including the higher expectation for the amount of capital and liquidity we must maintain, and remain vigilant about any modifications to existing rules or new rulemaking under the Dodd-Frank Act.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The FRB’s capital planning and stress-testing framework, known as CCAR and DFAST, requires us to submit annual capital plans to the FRB and subjects us to annual supervisory and semiannual internal stress test requirements. The Federal Reserve’s stress test rule implements the Dodd-Frank Act requirement to conduct annual supervisory stress tests to gauge the capacity of our capital to absorb losses as a result of adverse economic conditions. The stress test rule also implements the requirement that we conduct our own semiannual stress tests and requires us to publish the results of the stress tests on our website or other public forum.

Under these requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. On April 5, 2017, we submitted our 2017 Capital Plan and the results of the company-run stress tests to the FRB as part of the 2017 CCAR cycle. We publish estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on http://investor.citizensbank.com.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2017 annual stress tests to the OCC on April 5, 2017 and will publish a summary of those results along with the stress test results of the bank holding company parent within 15 calendar days after the FRB publicly discloses the results of the supervisory stress test. CBPA will submit the results of its 2017 annual stress tests to the FDIC by July 31, 2017 and publish its summary results as an update to the Parent Company/CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on our Investor Relations site between October 15 and October 31, 2017, as required by the FDIC for banks with $10 to $50 billion in total assets.

Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year and disclose the summary results of our internally developed stress tests under the severely adverse scenario between October 5th and November 4th. We submitted the results of our 2016 mid-cycle stress test to the FRB on October 3, 2016 and disclosed a summary of the results on October 5, 2016. We publish these company-run estimated impacts of stress on our regulatory filings and disclosures page on http://investor.citizensbank.com.
Comprehensive Capital Analysis and Review
CCAR is an annual review conducted by the FRB to ensure that the largest bank holding companies have sufficient capital to continue operations throughout times of economic and financial stress and utilize robust forward-looking capital planning processes that account for their unique risks.
As part of CCAR, the FRB evaluates our capital adequacy, including capital ratios versus applicable regulatory requirements under expected and stress conditions as well as our ability to execute capital actions proposed in our capital plan. The FRB may either object to our capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to our capital plan, we may not make any capital distribution other than those with respect to which the FRB has indicated its non-objection.
On January 30, 2017, the FRB published a final rule that modifies the CCAR Capital Plan and stress test rules. Under the final rule, we continue to be classified as a large non-complex firm, that is, a bank holding company with total consolidated assets of at least $50 billion but less than $250 billion, non-bank assets of less than $75 billion, and that is not classified as a global systematically important bank holding company under the FRB’s capital rules. As a result of the new final rule, the FRB may no longer object to our capital plans on qualitative grounds beginning with the 2017 CCAR and DFAST cycles. The FRB’s qualitative assessment of our capital planning processes is now incorporated into regular, on-going supervisory activities, with targeted, horizontal assessments of particular aspects of capital planning. We remain subject to the FRB’s quantitative assessment of our ability to meet capital requirements under stress.
Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital; tier 1 capital; total capital; and tier 1 leverage.
The U.S. adoption of the Basel III Standardized approach by the Federal bank regulators became effective for CFG, CBNA and CBPA, on January 1, 2015 subject to a phase-in period extending through January 2019 (the “U.S. Basel III Standardized Transitional rules”). Among other changes, these regulations introduced a new capital conservation buffer (“CCB”) on top of the following three minimum risk-based capital ratios: CET1 capital of 4.5%, tier 1 capital of 6.0%, and total capital of 8.0%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

its fully phased-in level of 2.5% on January 1, 2019. As such, the CCB for 2017 increased to 1.250% on January 1, 2017. Banking institutions for which any risk-based capital ratio falls below its effective minimum (required minimum plus the applicable capital conservation buffer) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall.
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized Transitional rules as of March 31, 2017 and December 31, 2016 as well as pro forma U.S.Basel III Standardized ratios as of March 31, 2017 and December 31, 2016, after full phase-in of all requirements by January 1, 2019:

	Transitional Basel III				Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(7)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)	Actual Ratio(1)	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(8)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)
March 31, 2017
Common equity tier 1 capital(2)	$13,941	11.2%	5.8%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,188	11.4	7.3	8.0	11.3	8.5	8.0
Total capital(4)	17,475	14.0	9.3	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,188	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	124,881
Quarterly adjusted average assets	143,430
December 31, 2016
Common equity tier 1 capital(2)	$13,822	11.2%	5.1%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,069	11.4	6.6	8.0	11.3	8.5	8.0
Total capital(4)	17,347	14.0	8.6	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,069	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	123,857
Quarterly adjusted average assets	141,677
(1) Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management.”
(2) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(3) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(4) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(5) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.
(6) Required “Minimum Capital ratio” for 2016 and 2017 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(7) “Minimum Capital ratio” includes capital conservation buffer for Transitional Basel III of 1.250% for 2017 and 0.625 for 2016; N/A to Tier 1 leverage.
(8) “Minimum Capital ratio” for 2016 and 2017 includes capital conservation buffer for Pro Forma Basel III of 2.5%; N/A to Tier 1 leverage.
(9) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions- CBNA and CBPA.

At March 31, 2017, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.4% and 14.0%, respectively, as compared with 11.2%, 11.4% and 14.0% as of December 31, 2016. The respective capital ratios remained flat as net income was offset by risk-weighted asset growth and our 2016 Capital Plan actions which included first quarter 2017 common dividends of $72 million, preferred dividends of $7 million and the repurchase of $130 million of our outstanding common stock. At March 31, 2017, our CET1 capital, tier 1 capital and total capital ratios were 4.2%, 2.9% and 3.5%, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on both current and fully phased-in Basel III requirements, all ratios remained well above Basel III minima.
Standardized Approach
CFG, CBNA and CBPA calculate regulatory ratios using the U.S. Basel III Standardized approach, as defined by U.S. Federal bank regulators, for determining risk-weighted assets. The U.S. Basel III Standardized approach for risk weighting assets expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Under this approach, no distinction is made for variations

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. At March 31, 2017, we estimate our CET1 capital, CET1 capital ratio and total risk-weighted assets using the U.S. Basel III Standardized approach, on a fully phased-in basis, to be $13.9 billion, 11.1% and $125.1 billion, respectively. Our estimates may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of these rules evolve.
The following table provides a reconciliation of regulatory ratios and ratio components using the U.S. Basel III Standardized Transitional rules and U.S. Basel III Standardized estimates on a fully phased-in basis for common equity tier 1 capital, total capital and risk-weighted assets:

(dollars in millions)	March 31, 2017	December 31, 2016
Common equity tier 1 capital	$13,941	$13,822
Impact of intangibles at 100%	—	—
Fully phased-in common equity tier 1 capital(1)	$13,941	$13,822
Total capital	$17,475	$17,347
Impact of intangibles at 100%	—	—
Fully phased-in total capital(1)	$17,475	$17,347
Risk-weighted assets	$124,881	$123,857
Impact of intangibles - 100% capital deduction	—	—
Impact of mortgage servicing assets at 250% risk weight	247	244
Fully phased-in risk-weighted assets(1)	$125,128	$124,101
Transitional common equity tier 1 capital ratio(2)	11.2%	11.2%
Fully phased-in common equity tier 1 capital ratio(1)(2)	11.1	11.1
Transitional total capital ratio(3)	14.0	14.0
Fully phased-in total capital ratio(1)(3)	14.0	14.0
(1) Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management.”
(2) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized Transitional rules totaled $13.9 billion at March 31, 2017, and increased $119 million from $13.8 billion at December 31, 2016, as net income and amortization of deferred tax related to goodwill was partially offset by the impact of the share repurchase and dividend payments. Tier 1 capital at March 31, 2017 totaled $14.2 billion, reflecting a $119 million increase from $14.1 billion at December 31, 2016, driven by the changes in CET1 capital noted above. At March 31, 2017, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding which qualified as additional tier 1 capital. Total capital of $17.5 billion at March 31, 2017, increased $128 million from December 31, 2016 as the benefit of net income growth and amortization of deferred tax related to goodwill was partially offset by the impact of share repurchases and dividend payments.
Risk-weighted assets (“RWA”) totaled $124.9 billion, based on U.S. Basel III Standardized Transitional rules at March 31, 2017, up $1.0 billion from December 31, 2016. Approximately $700 million of the increase was tied to a change in the RWA designation for certain commercial real estate loans, in addition to growth in education loan RWA. The tier 1 leverage ratio remained stable from December 31, 2016 to March 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework in effect at March 31, 2017 and December 31, 2016:

	Transitional Basel III
(in millions)	March 31, 2017	December 31, 2016
Total common stockholders’ equity	$19,600	$19,499
Exclusions(1):
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	195	186
Derivatives	97	88
Unamortized net periodic benefit costs	391	394
Deductions:
Goodwill	(6,876)	(6,876)
Deferred tax liability associated with goodwill	534	532
Other intangible assets	—	(1)
Total common equity tier 1	13,941	13,822
Qualifying preferred stock	247	247
Total tier 1 capital	14,188	14,069
Qualifying long-term debt securities as tier 2	1,970	1,970
Allowance for loan and lease losses	1,224	1,236
Allowance for credit losses for off-balance sheet exposure	93	72
Total capital	$17,475	$17,347
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.

Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed regulatory changes to future periods. Key analytical frameworks, which enable the assessment of capital adequacy versus unexpected loss, supplement our base case forecast. These supplemental frameworks include stress testing, as well as an internal capital adequacy requirement that builds on internally assessed economic capital requirements. A robust governance framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the FRB and to bank regulators. We prepare these plans in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s CCAR review process. In addition to the stress test requirements under CCAR, we also perform semiannual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions
All of the following capital actions were part of the 2016 Capital Plan and completed during the three months ended March 31, 2017.

•	Declared and paid a quarterly common stock dividend of $0.14 per share, aggregating to a dividend payment of $72 million;

•	Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to a dividend payment of $7 million; and

•	Repurchased $130 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

At March 31, 2017, all regulatory ratios remained well above their respective fully phased-in Basel III minimum, plus the capital conservation buffer for the risk-based ratios. Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on the computation of these Key Performance Metrics, see “—Principal Components of Operations and Key Performance Metrics Used By Management — Key Performance Metrics and Non-GAAP Financial Measures”.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized Transitional rules as of March 31, 2017 and December 31, 2016:

	Transitional Basel III
	March 31, 2017		December 31, 2016
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital(1)	$11,364	11.3%	$11,248	11.2%
Tier 1 capital (2)	11,364	11.3	11,248	11.2
Total capital(3)	13,576	13.5	13,443	13.4
Tier 1 leverage(4)	11,364	10.2	11,248	10.3
Risk-weighted assets	100,614		100,491
Quarterly adjusted average assets	111,501		109,530

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,033	12.4%	$3,094	12.7%
Tier 1 capital (2)	3,033	12.4	3,094	12.7
Total capital(3)	3,263	13.3	3,333	13.6
Tier 1 leverage(4)	3,033	8.5	3,094	8.8
Risk-weighted assets	24,525		24,426
Quarterly adjusted average assets	35,905		35,057

(1) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(2) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(4) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.
CBNA CET1 capital under U.S. Basel III Standardized Transitional rules totaled $11.4 billion at March 31, 2017, up $116 million from $11.2 billion at December 31, 2016, reflecting the impact of net income partially offset by dividend payments. At March 31, 2017, CBNA held minimal additional tier 1 capital. Total capital was $13.6 billion at March 31, 2017, an increase of $133 million from December 31, 2016, driven by the increase in CET1 capital and a small increase in the allowance for credit losses.
CBNA risk-weighted assets of $100.6 billion, based on U.S. Basel III Standardized Transitional rules at March 31, 2017, increased $123 million from December 31, 2016. An increase of approximately $400 million was tied to a change in the RWA designation for certain commercial real estate loans, in addition to growth in education loan RWA. These increases were offset by lower market risk RWA as CBNA did not meet the reporting threshold prescribed by market risk capital guidelines for first quarter 2017.
As of March 31, 2017, the CBNA tier 1 leverage ratio decreased approximately eight basis points to 10.2% from 10.3% as of December 31, 2016, driven by a $2.0 billion increase in adjusted quarterly average total assets that drove an 18 basis point decline in the ratio, partially offset by a ten basis point increase for higher CET1 capital described above.
CBPA CET1 capital under U.S. Basel III Standardized Transitional rules totaled $3.0 billion at March 31, 2017, and decreased $61 million from $3.1 billion at December 31, 2016, as the dividend payments were greater than the net income and amortization of deferred tax related to goodwill. At March 31, 2017, there was no additional tier 1 capital. CBPA total capital of $3.3 billion at March 31, 2017 decreased $70 million from December 31, 2016, driven by the decrease in CET1 capital and a small decrease in allowance for credit losses.
CBPA risk-weighted assets of $24.5 billion, based on U.S. Basel III Standardized Transitional rules at March 31, 2017, increased $99 million from December 31, 2016. An increase of approximately $300 million was tied to a change

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

in the RWA designation for certain commercial real estate loans, in addition to growth in education loan RWA. These increases were partially offset by a reduction in home lending, auto and MBS RWA.
As of March 31, 2017, the CBPA tier 1 leverage ratio decreased 38 basis points to 8.5% from 8.8% as of December 31, 2016, driven by an increase in adjusted quarterly average total assets of $848 million resulting in a 20 basis point decline in the ratio, and an 18 basis point decrease resulting from the lower CET1 capital described above.
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
We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company, CBNA and CBPA.
Parent Company Liquidity
Our Parent Company’s primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt; and (ii) externally issued senior and subordinated debt. Uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) support extraordinary funding requirements when necessary.
During the three month period ending March 31, 2017, the Parent Company paid dividends on common stock of approximately $72 million, declared dividends on preferred stock of approximately $7 million, and repurchased $130 million of outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $594 million as of March 31, 2017 compared with $551 million as of December 31, 2016.
Our Parent Company’s liquidity risk is low for the following reasons: (i) the Parent Company has no material non-banking subsidiaries, and its banking subsidiaries are self-funding; (ii) the capital structures of the Parent Company’s banking subsidiaries are similar to the Parent Company’s capital structure; and, (iii) other cash flow requirements, such as operating expenses, are relatively small. The Parent Company’s double-leverage ratio (the combined equity of Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries. At March 31, 2017, the Parent Company’s double-leverage ratio was 101.8%.
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
From an external issuance perspective, on February 24, 2017, we increased the size of CBNA’s Global Note Program from $5.0 billion to $8.0 billion. On March 2, 2017, CBNA issued $1.0 billion in three-year senior notes, consisting of $700 million in fixed-rate notes and $300 million in floating-rate notes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet its payment obligations in a timely manner. We manage liquidity risk at the consolidated enterprise level, and at the legal entity level, including at the Parent Company, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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

March 31, 2017
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At March 31, 2017, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to Bank Holding Companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of March 31, 2017.
The U.S. federal bank regulatory agencies have issued a notice of proposed rulemaking to implement the NSFR, along with a modified version with similar parameters as the LCR, that would designate us as a modified NSFR financial institution. The NSFR is one of the two Basel III-based liquidity measures, distinctly separate from the LCR, and is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banks and bank holding companies over a one-year time horizon. Generally consistent with the Basel Committee’s framework, under the proposed rule banking organizations would be required to hold an amount of available stable funding (“ASF”) over a one-year time horizon that equals or exceeds the institution’s amount of required stable funding (“RSF”), with the ASF representing the numerator and the RSF representing the denominator of the NSFR. The banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these companies would be required to maintain ASF of at least 70% of its RSF. Generally, these modified NSFR companies are defined as institutions with total assets of greater than $50 billion but less than $250 billion and less than $10 billion of on-balance sheet foreign exposure. The proposed rule includes detailed descriptions of the items that would comprise ASF and RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan. We are currently evaluating the impact of the U.S. federal bank regulatory agencies’ NSFR framework. If ultimately adopted as currently proposed, the implementation of the NSFR could impact our liquidity and funding requirements and practices in the future.
We continue to review and monitor these liquidity requirements to develop appropriate implementation plans and liquidity strategies. We expect to be fully compliant with the final rules on or prior to their applicable effective date.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2017:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 97.0%;

•	Our net overnight position (which is defined as cash balance held at the FRB less any overnight borrowings) totaled $2.5 billion;

•
Contingent liquidity was $27.2 billion, consisting of our net overnight position (defined above) of $2.5 billion, unencumbered high-quality liquid assets of $19.9 billion, and unused FHLB capacity of $4.8 billion. Asset

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

liquidity (a component of contingent liquidity) was $22.4 billion consisting of our net overnight position of $2.5 billion and unencumbered high-quality and liquid securities of $19.9 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and consumer loans and totaled $11.8 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

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
Cash flows from operating activities contributed $853 million in first quarter 2017, driven by net income of $320 million, a net increase in mortgage loans held for sale activity of $160 million and a decrease of $282 million in other assets. Net cash used by investing activities was $1.1 billion, primarily reflecting a net increase in securities available for sale portfolio purchases of $1.7 billion and an increase in loans and leases of $769 million, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $1.2 billion. Cash provided by financing activities was $579 million, driven by proceeds from issuance of long-term borrowed funds of $3.0 billion and a net increase in deposits of $2.3 billion, partially offset by a net decrease in other short-term borrowed funds of $450 million, and repayments of long-term FHLB advances of $4.0 billion. The $3.0 billion proceeds included $1.0 billion from issuances of medium-term debt and $2.0 billion in FHLB advances. These activities represented a cumulative increase in cash and cash equivalents of $289 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.0 billion as of March 31, 2017.
Cash flows from operating activities contributed $374 million in first quarter 2016. Net cash used by investing activities was $2.3 billion, primarily reflecting a net increase in loans and leases of $2.4 billion and securities available for sale portfolio purchases of $706 million, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $926 million. Cash provided by financing activities was $717 million, driven by proceeds from issuance of long-term borrowed funds of $750 million, and a net increase in other short-term borrowed funds of $670 million, partially offset by repayments of long-term borrowed funds of $629 million. These activities represented a cumulative decrease in cash and cash equivalents of $1.2 billion, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $1.9 billion as of March 31, 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements
The following table presents our outstanding off-balance sheet arrangements. See Note 11 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(in millions)	March 31, 2017	December 31, 2016	Change	Percent
Undrawn commitments to extend credit	$62,810	$60,872	$1,938	3%
Financial standby letters of credit	1,912	1,892	20	1
Performance letters of credit	48	40	8	20
Commercial letters of credit	43	43	—	—
Marketing rights	44	44	—	—
Risk participation agreements	19	19	—	—
Residential mortgage loans sold with recourse	8	8	—	—
Total	$64,884	$62,918	$1,966	3%
In first quarter 2017, we entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and we have a remaining maximum purchase commitment of $1.2 billion. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. We may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
In April 2017, we terminated our May 2014 agreement to purchase automobile loans after satisfying our final purchase commitment.
Critical Accounting Estimates
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates are related to ALLL, fair value, goodwill, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016. No material changes were made to these valuation techniques or models during the three months ended March 31, 2017.

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee (“ERC”), chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the ERC are the following additional committees, covering specific areas of risk: Compliance and Operational Risk Committee, Model Risk Committee, Credit Policy Committee, Asset/Liability Committee, Business Initiatives Review Committee, and the Ethics Committee.
Risk Framework
Our risk management framework is embedded in our business through a “Three Lines of Defense” model which defines responsibilities and accountabilities for risk management activities.
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
Second Line of Defense
The second line of defense includes independent monitoring and control functions accountable for developing and ensuring implementation of risk and control frameworks and related policies. This centralized risk function is appropriately independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks, including credit, market, operational, regulatory and reputational risk.
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
Risk Appetite
Risk appetite is a strategic business and risk management tool. We define our risk appetite as the maximum limit of acceptable risk beyond which we could be unable to achieve our strategic objectives and capital adequacy obligations.
Our principal non-market risks include: credit risk, operational risk, liquidity risk, strategic risk and reputational risk. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including hedging of interest rate, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage both trading and non-trading market risks. See “—Market Risk” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Our risk appetite is reviewed and approved by the Board Risk Committee.
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
Governance
The primary mechanisms used to govern our credit risk function are our consumer and commercial credit policies. These policies outline the minimum acceptable lending standards that align with our desired risk appetite. Material changes in our business model and strategies that identify a need to change our risk appetite or highlight a risk not previously contemplated are identified by the individual committees and presented to the Credit Policy Committee, Executive Risk Committee and the Board Risk Committee for approval as appropriate.
Key Management Processes
We employ a comprehensive and integrated risk control program to proactively (1) identify, (2) measure, (3) monitor, and (4) mitigate existing and emerging credit risks across the credit lifecycle (origination, account management/portfolio management, and loss mitigation and recovery).
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
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process at origination and annual review, our Credit Quality Assurance group performs testing to provide an independent review and assessment of the quality of the portfolio and new originations. This group conducts portfolio reviews on a risk-based cycle to evaluate individual loans and validate risk ratings, as well as test the consistency of the credit processes and the effectiveness of credit risk management.
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry asset class and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our primary markets (for this purpose defined as our 11 state footprint plus contiguous states), although we do engage in lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives.
Substantially all loans categorized as Classified are managed by a specialized group of credit professionals.
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
A major source of structural interest rate risk is a difference in the repricing of assets, on the one hand, and liabilities and equity, on the other. First, there are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in LIBOR while the rate paid on debt or certificates of deposit may be fixed for a longer period. There are differences in the drivers of rate changes as well. Loans may be tied to a specific index rate such as LIBOR or Prime, while deposits may be only loosely correlated with LIBOR and depend on competitive

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty; and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is concentrated at the short end of the yield curve. For the past eight years with the Federal Funds rate near zero, this risk has been asymmetrical with significantly more upside benefit than potential exposure. With interest rates starting to rise, the risk position will become more symmetrical over time as rates can decline further before becoming floored at zero.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel +/- 200 basis point moves in the market implied forward yield curve. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is a decrease in net interest income of 13% related to an instantaneous +/- 200 basis point move. This limit was increased from -10.0% in March 2017. With rates rising from historically low levels due to FRB rate increases in December 2016 and March 2017, exposure to falling rates has increased. As the table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2017	December 31, 2016
Instantaneous Change in Interest Rates
+200	11.4%	11.3%
+100	5.8	5.6
-100	(7.2)	(6.9)
-200	(11.1)	(9.8)
Gradual Change in Interest Rates
+200	6.0	5.9
+100	3.2	3.1
-100	(2.9)	(3.0)
-200	(6.7)	(6.2)
Asset sensitivity against a 200 basis point gradual increase in rates was 6.0% at March 31, 2017, up modestly from 5.9% at December 31, 2016. The core asset sensitivity is the result of a faster repricing of the loan book relative to the deposit and equity funding. The asset sensitive risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of March 31, 2017.
We also have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of March 31, 2017 and December 31, 2016, our mortgage servicing rights had a book value of $165 million and $162 million, respectively, and were carried at the lower of cost or fair value. As of March 31, 2017, and December 31, 2016, the fair value of the mortgage servicing rights was $180 million and $182 million, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange and secondary loan instruments. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.
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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. During the quarter ending March 31, 2017, we integrated our secondary traded loans into our enterprise wide market risk platform for the calculation of VaR on the general interest rate risk embedded within the traded loans. And thus retired the associated standalone model that replicated the general VaR methodology on the traded loans (the related capital was reflected on the “de minimis” line in the following section in prior quarters). The measured VaR on the trading portfolio is now comprised of three covered position sub-portfolios (interest rate derivatives, foreign exchange, and traded loans). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a ten business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended March 31, 2017 and 2016, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators “Market Risk Rule” covers the calculation of market risk capital. The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the market risk rule, all of our client facing trades, and associated hedges needed to maintain a low risk profile to qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Quarter Ended March 31, 2017				For the Quarter Ended March 31, 2016
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$—	$1	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	2	—	—	—	—	—
Credit Spread	3	2	3	1	—	—	—	—
General VaR	3	2	3	—	—	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$2	$3	$—	$—	$—	$—	$—
Stressed General VaR	$10	$7	$11	$2	$2	$3	$5	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$10	$7	$11	$2	$2	$3	$5	$2
Market Risk Regulatory Capital	$24				$11
Specific Risk Not Modeled Add-on	10				5
de Minimis Exposure Add-on	3				13
Total Market Risk Regulatory Capital	$37				$29
Market Risk-Weighted Assets	$468				$357

Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look-back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter-balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. SVaR is also a component of market risk regulatory capital. We calculate SVaR daily under its own dynamic window regime. In a dynamic window regime, values of the ten-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures, option prices, and credit spreads. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR, as it provides an indication of risk relative to each factor irrespective of historical market moves, and is an effective tool in evaluating the appropriateness of hedging strategies.
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from our trading activities that may not be fully captured by our other models. Hypothetical scenarios also assume that market moves happen simultaneously and no repositioning or hedging activity takes place to mitigate losses as events unfold. We generate stress tests of our trading positions on a daily basis. For example, we currently include a stress test that simulates a “Lehman-type” crisis scenario by taking the worst 20-trading day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.

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
VaR Backtesting
Backtesting is one form of validation of the VaR model. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016.
Daily VaR Backtesting
Note: As mentioned in the above “Value-at-Risk Overview” section, we migrated our secondary loan trading activities from our stand alone model to our enterprise market risk platform in first quarter 2017. The above back-testing graph reflects the impact of said inclusion and daily oscillations of the market making traded loan inventory.

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$882	$955
Interest-bearing cash and due from banks	3,111	2,749
Interest-bearing deposits in banks	351	439
Securities available for sale, at fair value (including $243 and $256 pledged to creditors, respectively) (a)	19,964	19,501
Securities held to maturity (including fair value of $4,995 and $5,058, respectively)	4,992	5,071
Other investment securities, at fair value	101	96
Other investment securities, at cost	939	942
Loans held for sale, at fair value	448	583
Other loans held for sale	221	42
Loans and leases	108,111	107,669
Less: Allowance for loan and lease losses	1,224	1,236
Net loans and leases	106,887	106,433
Derivative assets	357	627
Premises and equipment, net	582	601
Bank-owned life insurance	1,623	1,612
Goodwill	6,876	6,876
Other assets	2,951	2,993
TOTAL ASSETS	$150,285	$149,520
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,713	$28,472
Interest-bearing	84,399	81,332
Total deposits	112,112	109,804
Federal funds purchased and securities sold under agreements to repurchase	1,093	1,148
Other short-term borrowed funds	2,762	3,211
Derivative liabilities	320	659
Deferred taxes, net	744	714
Long-term borrowed funds	11,780	12,790
Other liabilities	1,627	1,447
TOTAL LIABILITIES	$130,438	$129,773
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25.00 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at March 31, 2017 and December 31, 2016	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 565,589,795 shares issued and 509,515,646 shares outstanding at March 31, 2017 and 1,000,000,000 shares authorized, 564,630,542 shares issued and 511,954,871 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	18,751	18,722
Retained earnings	2,944	2,703
Treasury stock, at cost, 56,074,149 and 52,675,671 shares at March 31, 2017 and December 31, 2016, respectively	(1,418)	(1,263)
Accumulated other comprehensive loss	(683)	(668)
TOTAL STOCKHOLDERS’ EQUITY	$19,847	$19,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,285	$149,520
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per-share data)	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$992	$868
Interest and fees on loans held for sale, at fair value	4	3
Interest and fees on other loans held for sale	1	1
Investment securities	160	145
Interest-bearing deposits in banks	3	2
Total interest income	1,160	1,019
INTEREST EXPENSE:
Deposits	86	60
Federal funds purchased and securities sold under agreements to repurchase	1	1
Other short-term borrowed funds	8	11
Long-term borrowed funds	60	43
Total interest expense	155	115
Net interest income	1,005	904
Provision for credit losses	96	91
Net interest income after provision for credit losses	909	813
NONINTEREST INCOME:
Service charges and fees	125	126
Card fees	60	50
Capital markets fees	48	25
Trust and investment services fees	39	37
Letter of credit and loan fees	29	27
Foreign exchange and interest rate products	27	18
Mortgage banking fees	23	18
Securities gains, net	4	9
Net securities impairment losses recognized in earnings	(1)	(1)
Other income	25	21
Total noninterest income	379	330
NONINTEREST EXPENSE:
Salaries and employee benefits	444	425
Outside services	91	91
Occupancy	82	76
Equipment expense	67	65
Amortization of software	44	39
Other operating expense	126	115
Total noninterest expense	854	811
Income before income tax expense	434	332
Income tax expense	114	109
NET INCOME	$320	$223
Net income available to common stockholders	$313	$216
Weighted-average common shares outstanding:
Basic	509,451,450	528,070,648
Diluted	511,348,200	530,446,188
Per common share information:
Basic earnings	$0.61	$0.41
Diluted earnings	0.61	0.41
Dividends declared and paid	0.14	0.10
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$320	$223
Other comprehensive income (loss):
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($2) and $21, respectively	(3)	33
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($4) and ($6), respectively	(6)	(8)
Net unrealized securities available for sale gains arising during the periods, net of income taxes of $3 and $92, respectively	5	154
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of ($7) and ($15), respectively	(12)	(25)
Reclassification of net securities gains to net income, net of income taxes of ($1) and ($3), respectively	(2)	(5)
Employee benefit plans:
Amortization of actuarial loss, net of income taxes of $2 and $2, respectively	3	2
Total other comprehensive (loss) income, net of income taxes	(15)	151
Total comprehensive income	$305	$374
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2016	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(53)	—	—	(53)
Dividends to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Share-based compensation plans	—	—	1	—	2	—	—	—	2
Employee stock purchase plan shares purchased	—	—	—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—	—	—	—	223	—	—	223
Other comprehensive income	—	—	—	—	—	—	—	151	151
Total comprehensive income	—	—	—	—	—	223	—	151	374
Balance at March 31, 2016	—	$247	529	$6	$18,730	$2,076	($858)	($236)	$19,965
Balance at January 1, 2017	—	$247	512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—	—	—	—	(72)	—	—	(72)
Dividends to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—	(3)	—	25	—	(155)	—	(130)
Share-based compensation plans	—	—	1	—	1	—	—	—	1
Employee stock purchase plan shares purchased	—	—	—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—	—	—	—	320	—	—	320
Other comprehensive loss	—	—	—	—	—	—		(15)	(15)
Total comprehensive income	—	—	—	—	—	320	—	(15)	305
Balance at March 31, 2017	—	$247	510	$6	$18,751	$2,944	($1,418)	($683)	$19,847
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$320	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	96	91
Originations of mortgage loans held for sale	(655)	(484)
Proceeds from sales of mortgage loans held for sale	815	479
Purchases of commercial loans held for sale	(384)	(362)
Proceeds from sales of commercial loans held for sale	380	345
Amortization of terminated cash flow hedges	(1)	15
Depreciation, amortization and accretion	125	112
Mortgage servicing rights valuation charge-off	—	5
Securities impairment	1	1
Deferred income taxes	39	30
Share-based compensation	18	4
Net gain on sales of:
Debt securities	(4)	(9)
Premises and equipment	—	(2)
Decrease (increase) in other assets	282	(339)
(Decrease) increase in other liabilities	(179)	265
Net cash provided by operating activities	853	374
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(1,705)	(706)
Proceeds from maturities and paydowns of securities available for sale	809	709
Proceeds from sales of securities available for sale	404	217
Purchases of securities held to maturity	(57)	—
Proceeds from maturities and paydowns of securities held to maturity	136	131
Purchases of other investment securities, at fair value	(73)	(51)
Proceeds from sales of other investment securities, at fair value	68	53
Purchases of other investment securities, at cost	(98)	(37)
Proceeds from sales of other investment securities, at cost	118	4
Net decrease (increase) in interest-bearing deposits in banks	88	(178)
Net increase in loans and leases	(769)	(2,401)
Net increase in bank-owned life insurance	(11)	(12)
Premises and equipment:
Purchases	(14)	(8)
Proceeds from sales	—	3
Capitalization of software	(39)	(45)
Net cash used in investing activities	(1,143)	(2,321)
FINANCING ACTIVITIES
Net increase in deposits	2,308	67
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(55)	(88)
Net (decrease) increase in other short-term borrowed funds	(450)	670
Proceeds from issuance of long-term borrowed funds	2,997	750
Repayments of long-term borrowed funds	(4,000)	(629)
Treasury stock purchased	(130)	—
Dividends declared and paid to common stockholders	(72)	(53)
Payments of employee tax withholding for share-based compensation	(19)	—
Net cash provided by financing activities	579	717
Increase (decrease) in cash and cash equivalents	289	(1,230)
Cash and cash equivalents at beginning of period	3,704	3,085
Cash and cash equivalents at end of period	$3,993	$1,855
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Form 10-K for the year ended December 31, 2016. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
The unaudited interim Consolidated Financial Statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements to be consolidated as a variable interest entity.
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
Certain prior period noninterest income amounts reported in the Consolidated Statement of Operations have been reclassified to conform to the current period presentation and student loans were renamed “education” loans to more closely align with the full range of services offered to borrowers, from loan origination to refinancing. These changes had no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.
Adopted Accounting Pronouncements
In January 2017, the Company adopted ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting” on a prospective basis. The ASU requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the Consolidated Statements of Operations, rather than within APIC. Adoption of this guidance did not have a material impact on the Company’s unaudited interim Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Sub-topic 310-20) – Premium Amortization on Purchased Callable Debt Securities.” The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The ASU is effective for the Company beginning on January 1, 2019. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively “net periodic cost”) by disaggregating the service cost component from the other components of net periodic cost, limiting the capitalizable amount to the total service cost, and clarifying in the disclosures which line items in the income statement include the components of net periodic cost. The ASU is effective for the Company beginning on January 1, 2018. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. Any resulting impairment charge will be based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for the Company beginning on January 1, 2020. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”.  The ASU generally requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with a lease term of greater than one year.   The ASU requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements. The ASU is effective for the Company beginning on January 1, 2019, using a modified cumulative effect approach wherein the guidance is applied to all periods presented. The Company has begun its implementation efforts and is currently evaluating the potential impact on the Consolidated Financial Statements of its existing lease contracts. The Company expects an increase of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such increase is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its Consolidated Statements of Operations.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2017				December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$15	$—	$—	$15	$30	$—	$—	$30
State and political subdivisions	7	—	—	7	8	—	—	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,773	71	(282)	19,562	19,231	78	(264)	19,045
Other/non-agency	397	2	(19)	380	427	2	(28)	401
Total mortgage-backed securities	20,170	73	(301)	19,942	19,658	80	(292)	19,446
Total debt securities available for sale	20,192	73	(301)	19,964	19,696	80	(292)	19,484
Marketable equity securities	—	—	—	—	5	—	—	5
Other equity securities	—	—	—	—	12	—	—	12
Total equity securities available for sale	—	—	—	—	17	—	—	17
Total securities available for sale	$20,192	$73	($301)	$19,964	$19,713	$80	($292)	$19,501
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,075	$15	($36)	$4,054	$4,126	$12	($44)	$4,094
Other/non-agency	917	24	—	941	945	19	—	964
Total securities held to maturity	$4,992	$39	($36)	$4,995	$5,071	$31	($44)	$5,058
Other Investment Securities, at Fair Value
Money market mutual fund	$96	$—	$—	$96	$91	$—	$—	$91
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$101	$—	$—	$101	$96	$—	$—	$96
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	458	—	—	458	479	—	—	479
Other equity securities	18	—	—	18	—	—	—	—
Total other investment securities, at cost	$939	$—	$—	$939	$942	$—	$—	$942

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has reviewed its securities portfolio for other-than-temporary impairments. The following table presents the net securities impairment losses recognized in earnings:

	Three Months Ended March 31,
(in millions)	2017	2016
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($20)	($41)
Portions of loss recognized in other comprehensive income (before taxes)	19	40
Net securities impairment losses recognized in earnings	($1)	($1)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	March 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$7	$—	—	$—	$—	1	$7	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,287	(305)	24	449	(13)	347	15,736	(318)
Other/non-agency	7	50	(1)	17	229	(18)	24	279	(19)
Total mortgage-backed securities	330	15,337	(306)	41	678	(31)	371	16,015	(337)
Total	331	$15,344	($306)	41	$678	($31)	372	$16,022	($337)

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$8	$—	—	$—	$—	1	$8	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,387	(292)	25	461	(16)	348	15,848	(308)
Other/non-agency	4	8	—	20	302	(28)	24	310	(28)
Total mortgage-backed securities	327	15,395	(292)	45	763	(44)	372	16,158	(336)
Total	328	$15,403	($292)	45	$763	($44)	373	$16,166	($336)

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
If the Company intends to sell the impaired debt security, or if it is more likely than not it will be required to sell the security before recovery, the impairment loss recognized in current period earnings equals the difference between the amortized cost basis and the fair value of the security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not that the Company will be required to sell the impaired

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

security, the other-than-temporary impairment write-down is separated into an amount representing the credit loss which is recognized in current period earnings and the amount related to all other factors, which is recognized in OCI.
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
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended March 31,
(in millions)	2017	2016
Cumulative balance at beginning of period	$75	$66
Credit impairments recognized in earnings on securities that have been previously impaired	1	1
Reductions due to increases in cash flow expectations on impaired securities(1)	(1)	(1)
Cumulative balance at end of period	$75	$66
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of March 31, 2017 and 2016 were $75 million and $66 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of March 31, 2017 and 2016.
For the three months ended March 31, 2017 and 2016, the Company incurred non-agency MBS credit related other-than-temporary impairment losses in earnings of $1 million. There were no credit impaired debt securities sold during the three months ended March 31, 2017 and 2016. The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of the current reporting date. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, $19 million and $40 million of pre-tax non-credit related losses were deferred in OCI for the three months ended March 31, 2017 and 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2017
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	74	1,118	18,580	19,773
Other/non-agency	—	31	2	364	397
Total debt securities available for sale	16	105	1,120	18,951	20,192
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,075	4,075
Other/non-agency	—	—	—	917	917
Total debt securities held to maturity	—	—	—	4,992	4,992
Total amortized cost of debt securities	$16	$105	$1,120	$23,943	$25,184

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$15	$—	$—	$—	$15
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	74	1,132	18,355	19,562
Other/non-agency	—	31	2	347	380
Total debt securities available for sale	16	105	1,134	18,709	19,964
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,054	4,054
Other/non-agency	—	—	—	941	941
Total debt securities held to maturity	—	—	—	4,995	4,995
Total fair value of debt securities	$16	$105	$1,134	$23,704	$24,959

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $160 million and $145 million for the three months ended March 31, 2017 and 2016, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended March 31,
(in millions)	2017	2016
Gains on sale of debt securities	$4	$9
Losses on sale of debt securities	—	—
Debt securities gains, net	$4	$9

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of securities pledged are presented below:

	March 31, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$538	$531	$631	$620
Pledged against FHLB borrowed funds	925	948	953	972
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,301	3,277	3,575	3,563

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of March 31, 2017 or December 31, 2016. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 10 “Derivatives.”
There were $22 million in securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2017 and none in 2016. In 2017, the guarantors were Fannie Mae and Ginnie Mae and included a substantive guarantee by a third party. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.
NOTE 3 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, education, credit cards and other retail. The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which the Company now services a portion of internally. A summary of the loans and leases portfolio is presented below:

(in millions)	March 31, 2017	December 31, 2016
Commercial	$37,369	$37,274
Commercial real estate	10,915	10,624
Leases	3,608	3,753
Total commercial	51,892	51,651
Residential mortgages	15,389	15,115
Home equity loans	1,730	1,858
Home equity lines of credit	13,812	14,100
Home equity loans serviced by others	698	750
Home equity lines of credit serviced by others	201	219
Automobile	13,636	13,938
Education(1)	7,242	6,610
Credit cards	1,650	1,691
Other retail	1,861	1,737
Total retail	56,219	56,018
Total loans and leases (2) (3)	$108,111	$107,669

(1) During first quarter 2017, student loans were renamed “education” loans. Refer to Note 1 “Basis of Presentation” for more information.
(2) Excluded from the table above are loans held for sale totaling $669 million and $625 million as of March 31, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.5 billion and $17.3 billion at March 31, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2017, the Company purchased approximately $325 million of education loans and $123 million of automobile loans. During the three months ended March 31, 2016, the Company purchased $369 million of education loans, $134 million of automobile loans and $120 million of residential mortgages.
During the three months ended March 31, 2017, there were no loan portfolio sales. During the three months ended March 31, 2016, the Company sold $173 million of residential mortgage loans and $73 million of commercial loans.
Loans held for sale at fair value as of March 31, 2017 totaled $448 million and consisted of residential mortgages originated for sale of $365 million and loans in the commercial trading portfolio of $83 million. Loans held for sale at fair value as of December 31, 2016 totaled $583 million and consisted of residential mortgages originated for sale of $504 million and loans in the commercial trading portfolio of $79 million.
Other loans held for sale totaled $221 million and $42 million as of March 31, 2017 and December 31, 2016, respectively. The March 31, 2017 balance included $185 million of residential mortgage loans and $36 million of commercial loans associated with the Company’s syndications business. The December 31, 2016 balance consisted entirely of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $24.2 billion and $24.0 billion at March 31, 2017 and December 31, 2016, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $16.4 billion and $16.8 billion at March 31, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of ALLL reserve methodologies and estimation techniques.
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
A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended March 31, 2017
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$663	$573	$1,236
Charge-offs	(24)	(109)	(133)
Recoveries	5	41	46
Net charge-offs	(19)	(68)	(87)
Provision charged to income	9	66	75
Allowance for loan and lease losses, end of period	653	571	1,224
Reserve for unfunded lending commitments, beginning of period	72	—	72
Provision for unfunded lending commitments	21	—	21
Reserve for unfunded lending commitments as of period end	93	—	93
Total allowance for credit losses as of period end	$746	$571	$1,317

	Three Months Ended March 31, 2016
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$596	$620	$1,216
Charge-offs	(13)	(113)	(126)
Recoveries	4	39	43
Net charge-offs	(9)	(74)	(83)
Provision charged to income	46	45	91
Allowance for loan and lease losses, end of period	633	591	1,224
Reserve for unfunded lending commitments, beginning of period	58	—	58
Provision for unfunded lending commitments	—	—	—
Reserve for unfunded lending commitments as of period end	58	—	58
Total allowance for credit losses as of period end	$691	$591	$1,282

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	March 31, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$513	$805	$1,318	$424	$799	$1,223
Formula-based evaluation	51,379	55,414	106,793	51,227	55,219	106,446
Total	$51,892	$56,219	$108,111	$51,651	$56,018	$107,669

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the allowance for credit losses by evaluation method is presented below:

	March 31, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$64	$45	$109	$63	$43	$106
Formula-based evaluation	682	526	1,208	672	530	1,202
Allowance for credit losses	$746	$571	$1,317	$735	$573	$1,308

For commercial loans and leases, the Company utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	March 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,125	$1,129	$807	$308	$37,369
Commercial real estate	10,483	330	56	46	10,915
Leases	3,447	55	106	—	3,608
Total	$49,055	$1,514	$969	$354	$51,892

	December 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,010	$1,015	$1,027	$222	$37,274
Commercial real estate	10,146	370	58	50	10,624
Leases	3,583	52	103	15	3,753
Total	$48,739	$1,437	$1,188	$287	$51,651

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	March 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$15,129	$87	$36	$9	$128	$15,389
Home equity loans	1,534	104	20	6	66	1,730
Home equity lines of credit	13,197	353	57	16	189	13,812
Home equity loans serviced by others	632	34	14	2	16	698
Home equity lines of credit serviced by others	150	20	4	1	26	201
Automobile	12,534	889	140	29	44	13,636
Education	7,083	93	14	10	42	7,242
Credit cards	1,581	36	10	7	16	1,650
Other retail	1,785	49	13	7	7	1,861
Total	$53,625	$1,665	$308	$87	$534	$56,219

	December 31, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,807	$108	$53	$12	$135	$15,115
Home equity loans	1,628	127	23	7	73	1,858
Home equity lines of credit	13,432	396	57	20	195	14,100
Home equity loans serviced by others	673	41	14	5	17	750
Home equity lines of credit serviced by others	158	25	3	2	31	219
Automobile	12,509	1,177	172	38	42	13,938
Education	6,379	151	24	13	43	6,610
Credit cards	1,611	43	12	9	16	1,691
Other retail	1,676	45	8	4	4	1,737
Total	$52,873	$2,113	$366	$110	$556	$56,018

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial	$367	$322	$5	$2
Commercial real estate	46	50	—	—
Leases	—	15	—	—
Total commercial	413	387	5	2
Residential mortgages (1) (2)	142	144	13	18
Home equity loans	89	98	—	—
Home equity lines of credit	238	243	—	—
Home equity loans serviced by others	29	32	—	—
Home equity lines of credit serviced by others	30	33	—	—
Automobile	52	50	—	—
Education	38	38	4	5
Credit card	16	16	—	—
Other retail	3	4	4	1
Total retail	637	658	21	24
Total	$1,050	$1,045	$26	$26
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $13 million and $18 million as of March 31, 2017 and December 31, 2016, respectively.
(2) Nonperforming balances exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $31 million and $32 million as of March 31, 2017 and December 31, 2016, respectively. These loans are consolidated on the Company’s Consolidated Balance Sheets.

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. A summary of other nonperforming assets is presented below:

(in millions)	March 31, 2017	December 31, 2016
Nonperforming assets, net of valuation allowance:
Commercial	$—	$—
Retail	45	49
Nonperforming assets, net of valuation allowance	$45	$49

A summary of key performance indicators is presented below:

	March 31, 2017	December 31, 2016
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.38%	0.36%
Nonperforming retail loans as a percentage of total loans and leases	0.59	0.61
Total nonperforming loans and leases as a percentage of total loans and leases	0.97%	0.97%

Nonperforming commercial assets as a percentage of total assets	0.27%	0.26%
Nonperforming retail assets as a percentage of total assets	0.46	0.47
Total nonperforming assets as a percentage of total assets	0.73%	0.73%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $173 million and $177 million as of March 31, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	March 31, 2017				December 31, 2016
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$40	$2	$372	$414	$36	$4	$324	$364
Commercial real estate	4	—	46	50	1	2	50	53
Leases	4	1	—	5	1	—	15	16
Total commercial	48	3	418	469	38	6	389	433
Residential mortgages	36	9	128	173	53	12	135	200
Home equity loans	20	6	66	92	23	7	73	103
Home equity lines of credit	57	16	189	262	57	20	195	272
Home equity loans serviced by others	14	2	16	32	14	5	17	36
Home equity lines of credit serviced by others	4	1	26	31	3	2	31	36
Automobile	140	29	44	213	172	38	42	252
Education	14	10	42	66	24	13	43	80
Credit cards	10	7	16	33	12	9	16	37
Other retail	13	7	7	27	8	4	4	16
Total retail	308	87	534	929	366	110	556	1,032
Total	$356	$90	$952	$1,398	$404	$116	$945	$1,465

Impaired loans include nonaccruing larger balance commercial loans (greater than $3 million carrying value) and commercial and retail TDRs (excluding loans held for sale). A summary of impaired loans by class is presented below:

	March 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$259	$54	$212	$539	$471
Commercial real estate	35	10	7	44	42
Total commercial	294	64	219	583	513
Residential mortgages	42	3	139	237	181
Home equity loans	50	3	97	196	147
Home equity lines of credit	21	1	183	253	204
Home equity loans serviced by others	39	3	18	68	57
Home equity lines of credit serviced by others	4	—	6	13	10
Automobile	4	—	16	25	20
Education	149	28	1	151	150
Credit cards	26	6	—	26	26
Other retail	9	1	1	12	10
Total retail	344	45	461	981	805
Total	$638	$109	$680	$1,564	$1,318

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$247	$55	$134	$431	$381
Commercial real estate	39	8	4	44	43
Total commercial	286	63	138	475	424
Residential mortgages	37	2	141	235	178
Home equity loans	51	3	94	191	145
Home equity lines of credit	23	1	173	240	196
Home equity loans serviced by others	41	4	19	70	60
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	—	15	25	19
Education	154	25	1	155	155
Credit cards	26	6	—	26	26
Other retail	10	2	1	13	11
Total retail	348	43	451	968	799
Total	$634	$106	$589	$1,443	$1,223

Additional information on impaired loans is presented below:

	Three Months Ended March 31,
	2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$396	$1	$201
Commercial real estate	—	45	—	66
Total commercial	1	441	1	267
Residential mortgages	1	176	1	142
Home equity loans	2	146	2	134
Home equity lines of credit	2	198	1	187
Home equity loans serviced by others	1	57	1	71
Home equity lines of credit serviced by others	—	9	—	10
Automobile	—	19	—	13
Education	2	152	2	163
Credit cards	—	25	—	27
Other retail	—	11	—	14
Total retail	8	793	7	761
Total	$9	$1,234	$8	$1,028
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Commercial TDRs were $118 million and $120 million at March 31, 2017 and December 31, 2016, respectively. Retail TDRs totaled $805 million and $799 million at March 31, 2017 and December 31, 2016, respectively. Unfunded commitments tied to TDRs were $36 million and $42 million at March 31, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended March 31, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2017 and were paid off in full, charged off, or sold prior to March 31, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$1	$1	7	$1	$1
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	2	1	1	7	1	1
Residential mortgages	18	1	2	11	3	3
Home equity loans	21	1	1	1	—	—
Home equity lines of credit	16	1	1	51	6	6
Home equity loans serviced by others	6	1	1	—	—	—
Home equity lines of credit serviced by others	1	—	—	2	—	—
Automobile	40	1	1	8	—	—
Education	—	—	—	—	—	—
Credit cards	565	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail	668	8	9	73	9	9
Total	670	$9	$10	80	$10	$10

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Leases	1	1	1	—	—
Total commercial	1	1	1	—	—
Residential mortgages	48	4	4	—	—
Home equity loans	102	6	6	—	—
Home equity lines of credit	75	6	6	—	—
Home equity loans serviced by others	14	1	1	—	—
Home equity lines of credit serviced by others	11	1	1	—	—
Automobile	276	5	4	—	1
Education	15	1	1	—	—
Credit cards	—	—	—	1	—
Other retail	1	—	—	—	—
Total retail	542	24	23	1	1
Total	543	$25	$24	$1	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended March 31, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2016 and were paid off in full, charged off, or sold prior to March 31, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$1	$1	26	$4	$4
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	5	1	1	26	4	4
Residential mortgages	22	3	3	6	1	1
Home equity loans	14	1	1	16	2	2
Home equity lines of credit	7	1	1	19	2	2
Home equity loans serviced by others	3	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	1	—	—
Automobile	21	1	1	5	—	—
Education	—	—	—	—	—	—
Credit cards	529	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail	596	9	9	47	5	5
Total	601	$10	$10	73	$9	$9

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	5	$21	$20	($1)	$18
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	5	21	20	(1)	18
Residential mortgages	64	8	8	—	—
Home equity loans	87	6	6	—	—
Home equity lines of credit	32	2	2	—	—
Home equity loans serviced by others	18	1	1	—	—
Home equity lines of credit serviced by others	8	—	—	—	—
Automobile	191	3	3	—	—
Education	186	4	4	1	—
Credit cards	—	—	—	—	—
Other retail	3	—	—	—	—
Total retail	589	24	24	1	—
Total	594	$45	$44	$—	$18
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted during the three months ended March 31, 2017 and 2016, respectively, within 12 months of their modification date. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2017 and 2016, respectively. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended March 31,
	2017		2016
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	1	$—	3	$—
Commercial real estate	1	4	—	—
Total commercial	2	4	3	—
Residential mortgages	45	6	54	8
Home equity loans	9	—	49	3
Home equity lines of credit	35	3	25	3
Home equity loans serviced by others	1	—	10	1
Home equity lines of credit serviced by others	3	—	5	—
Automobile	34	—	15	—
Education	7	—	13	—
Credit cards	126	1	121	1
Other retail	2	—	—	—
Total retail	262	10	292	16
Total	264	$14	295	$16
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2017 and December 31, 2016, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following tables present balances of loans with these characteristics:

	March 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$526	$492	$446	$—	$—	$1,464
Interest only/negative amortization	1,649	—	—	—	1	1,650
Low introductory rate	—	—	—	129	—	129
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,178	$492	$446	$129	$1	$3,246

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$566	$550	$476	$—	$—	$1,592
Interest only/negative amortization	1,582	—	—	—	1	1,583
Low introductory rate	—	—	—	112	—	112
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,151	$550	$476	$112	$1	$3,290
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

(in millions)	March 31, 2017	December 31, 2016
LIHTC investment included in other assets	$792	$793
LIHTC unfunded commitments included in other liabilities	426	428
Renewable energy investments included in other assets	218	220
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2017	2016
Tax credits included in income tax expense	$21	$15
Amortization expense included in income tax expense	23	15
Other tax benefits included in income tax expense	7	6
No LIHTC investment impairment losses were recognized during the three months ended March 31, 2017 and 2016, respectively.
Renewable Energy Entities
The Company’s investments in renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation). As a tax equity investor, the Company does not have the power to direct the activities which most significantly affect

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company received proceeds from the sale of residential mortgages held for sale of $815 million and $479 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognized gains on sales of residential mortgages held for sale of $10 million and $14 million for the three months ended March 31, 2017 and 2016, respectively. Pursuant to the standard representations and warranties obligations discussed above, the Company repurchased residential mortgages totaling $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $13 million for the three months ended March 31, 2017 and 2016, respectively. The Company recorded no valuation charge-offs for its MSRs for the three months ended March 31, 2017 and $5 million for the three months ended March 31, 2016.
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended March 31,
(in millions)	2017	2016
MSRs:
Balance as of beginning of period	$168	$173
Amount capitalized	10	5
Amortization	(8)	(9)
Carrying amount before valuation allowance	170	169
Valuation allowance for servicing assets:
Balance as of beginning of period	5	9
Valuation charge-offs	—	5
Balance at end of period	5	14
Net carrying value of MSRs	$165	$155
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	March 31, 2017			December 31, 2016
(dollars in millions)	Weighted Average	Range		Weighted Average	Range
Fair value	$180	Min	Max	$182	Min	Max
Weighted average life (in years)	5.6	2.5	7.0	5.7	2.6	7.3
Weighted average constant prepayment rate	11.1%	9.3%	20.8%	10.8%	8.8%	22.3%
Weighted average discount rate	9.9%	9.1%	12.2%	9.7%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended March 31,
	2017	2016
Weighted average life (in years)	6.9	6.1
Weighted average constant prepayment rate	8.7%	11.0%
Weighted average discount rate	9.9%	9.8%

The sensitivity analysis below presents the impact to current fair value of an immediate 50 basis point and 100 basis point adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon market movements of interest rates.

(in millions)	March 31, 2017	December 31, 2016
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$9	$9
Decline in fair value from a 100 basis point decrease in interest rates	$18	$25
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	March 31, 2017	December 31, 2016
Federal funds purchased	$566	$533
Securities sold under agreements to repurchase	527	615
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,762	3,211
Total short-term borrowed funds	$3,855	$4,359

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.43%	0.01%	0.26%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.08	0.57	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily current portion of FHLB advances)	3,508	3,300	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$882	$881	$947
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,963	3,098	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.22%	0.06%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.08	0.58	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	March 31, 2017	December 31, 2016
Citizens Financial Group, Inc.:
4.150% fixed rate subordinated debt, due 2022 (1)	$347	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed rate subordinated debt, due 2024	250	250
4.023% fixed rate subordinated debt, due 2024	42	42
4.350% fixed rate subordinated debt, due 2025 (2)	249	249
4.300% fixed rate subordinated debt, due 2025 (3)	749	749
2.375% fixed rate senior unsecured debt, due 2021 (4)	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (5)(6)	745	745
2.450% senior unsecured notes, due 2019 (5)(7)	746	747
2.500% senior unsecured notes, due 2019 (5)(8)	740	741
2.250% senior unsecured notes, due 2020 (5)(9)	697	—
Floating rate senior unsecured notes, due 2020 (5)(10)	299	—
2.550% senior unsecured notes, due 2021(5)(11)	964	965
Federal Home Loan advances due through 2033	5,262	7,264
Other	9	10
Total long-term borrowed funds	$11,780	$12,790

(1) These balances are composed of: principal balances of $350 million at March 31, 2017 and December 31, 2016, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016.
(2) These balances are composed of: principal balances of $250 million at March 31, 2017 and December 31, 2016, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016.
(3) These balances are composed of: principal balances of $750 million at March 31, 2017 and December 31, 2016, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016.
(4) These balances are composed of: principal balance of $350 million at March 31, 2017 and December 31, 2016, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016.
(5) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(6) These balances are composed of: principal balances of $750 million at March 31, 2017 and December 31, 2016, respectively; impact from interest rate swaps of ($4) million and ($3) million at March 31, 2017 and December 31, 2016, respectively; and ($1) million and ($2) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(7) These balances are composed of: principal balances of $750 million at March 31, 2017 and December 31, 2016, respectively; impact from interest rate swaps of ($2) million and zero at March 31, 2017 and December 31, 2016, respectively; and ($2) million and $(3) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(8) These balances are composed of: principal balance of $750 million at March 31, 2017 and December 31, 2016, respectively; impact from interest rate swaps of ($8) million and $(7) million at March 31, 2017 and December 31, 2016, respectively; and ($2) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(9) This balance is composed of: principal balance of $700 million at March 31, 2017; impact from interest rate swaps of ($1) million and ($2) million of unamortized deferred issuance costs and discount at March 31, 2017. See Note 10 “Derivatives” for further information.
(10) This balance is composed of: principal balance of $300 million at March 31, 2017, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at March 31, 2017.
(11) These balances are composed of: principal balance of $1.0 billion at March 31, 2017 and December 31, 2016, respectively; impact from interest rate swaps of ($32) million and ($30) million at March 31, 2017 and December 31, 2016, respectively; and ($4) million and ($5) million of unamortized deferred issuance costs and discount at March 31, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $11.6 billion and $13.4 billion at March 31, 2017 and December 31, 2016, respectively. The Company’s available FHLB borrowing capacity was $4.8 billion and $2.8 billion at March 31, 2017 and December 31, 2016, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At March 31, 2017, the Company’s unused secured borrowing capacity was approximately $36.5 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at March 31, 2017 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2018 or on demand	$—	$5,997	$5,997
2019	—	1,487	1,487
2020	—	998	998
2021	348	968	1,316
2022	347	5	352
2023 and thereafter	1,623	7	1,630
Total	$2,318	$9,462	$11,780
NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of March 31, 2017 and December 31, 2016, respectively. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
The Company has $250 million, or 250,000 shares, of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, par value of $25.00 per share with a liquidation preference $1,000 per share (the “Series A Preferred Stock”). The shares were issued to the initial purchasers in reliance on the exemption from registration provided by Section (4)(a)(2) of the Securities Act of 1933, as amended, for resale pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.
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
Citizens may redeem the Series A Preferred Stock, in whole or in part on any dividend payment date, on or after April 6, 2020 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Citizens may not redeem shares of the Series A Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines.
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
Treasury Stock
During the three months ended March 31, 2017, as part of its 2016 Capital Plan, the Company repurchased $130 million, or 3,398,478 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - INCOME TAXES
Income Tax Expense
Income tax expense was $114 million and $109 million for the three months ended March 31, 2017 and 2016, respectively, resulting in effective tax rates of 26.4% and 32.9%, respectively. For the three months ended March 31, 2017, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the impact of the settlement of certain state tax matters, the tax effect of the excess tax over book deduction for deferred compensation arising from the accounting method change required by FASB Accounting Standards Update 2016-09, which became effective January 1, 2017, and the permanent benefits from tax credits and tax-exempt income. The settlement of certain tax matters reduced income tax expense $23 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At March 31, 2017, the Company reported a net deferred tax liability of $744 million, compared to $714 million as of December 31, 2016. The increase in the net deferred tax liability is primarily attributable to the tax effect of current year timing adjustments.
Unrecognized Tax Benefits
As a result of the settlement of certain state tax matters, the total amount of unrecognized tax benefits was reduced from $42 million, as of December 31, 2016, to $6 million, as of March 31, 2017.
NOTE 10 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 12 “Fair Value Measurements.”
At March 31, 2017, the overall derivative asset value decreased $270 million and the liability balance decreased by $339 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheet as of March 31, 2017. Effective January 3, 2017, the London Clearing House and Chicago Mercantile Exchange amended their respective rules to legally characterize the variation margin payments on centrally cleared derivative contracts as settlement of those derivatives (rather than the posting of collateral). As a result of this change, the Company modified its balance sheet presentation of centrally cleared interest rate swaps as of March 31,2017 such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, the variation margin balances were characterized as collateral and reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	March 31, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$16,050	$9	$14	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	60,612	341	318	54,656	557	452
Foreign exchange contracts	8,301	95	85	8,039	134	126
Other contracts	1,292	11	8	1,498	16	7
Total derivatives not designated as hedging instruments		447	411		707	585
Gross derivative fair values		456	425		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(89)	(89)		(106)	(106)
Less: Cash collateral applied (3)		(10)	(16)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$357	$320		$627	$659

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. Notional amounts are typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they do not measure the true economic risk of these contracts.
(2) Amounts reflect variation margin payments that are characterized as settlement per the rules of the Company’s central counterparties effective for the quarter ended March 31, 2017.
(3) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions.

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
The Company also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on its medium-term borrowings.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

uses forward sales contracts to protect the value of residential mortgage loans and loan commitments that are being underwritten for future sale to investors in the secondary market.
The Company has certain derivative transactions that are designated as hedging instruments described as follows:
Derivatives designated as hedging instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated in highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter, to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair value hedges
The Company has entered into interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through earnings and offset against the change in the fair value of the hedged item.
The following table presents the effect of fair value hedges on other income:

	Amounts Recognized in Other Income for the
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($6)	$6	$—	$52	($52)	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are no pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the Three Months Ended March 31,
(in millions)	2017	2016
Effective portion of (loss) gain recognized in OCI (1)	($5)	$54
Amounts reclassified from OCI to interest income (2)	12	22
Amounts reclassified from OCI to interest expense (2)	(2)	(8)
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Economic hedges
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are designed to meet the hedging and financing needs of the Company’s customers. Mark-to-market adjustments to the fair value of these contracts are included in foreign exchange and interest rate products on the Consolidated Statement of Operations. The mark-to-market gains and losses associated with the customer derivatives are mitigated by the mark-to-market gains and losses on the offsetting interest rate and foreign exchange derivative contracts transacted.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Mark-to-market adjustments to the fair value of residential loan commitments and forward sale contracts are included in noninterest income under mortgage banking fees.
The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Three Months Ended March 31,
(in millions)	2017	2016
Customer derivative contracts
Customer interest rate contracts (1)	($3)	$97
Customer foreign exchange contracts (1)	18	51
Residential loan commitments (2)	5	4
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	15	(91)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	(14)	(50)
Forward sale contracts (2)	(11)	(5)
Total	$10	$6
(1) Reported in foreign exchange and interest rate products on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	March 31, 2017	December 31, 2016
Undrawn commitments to extend credit	$62,810	$60,872
Financial standby letters of credit	1,912	1,892
Performance letters of credit	48	40
Commercial letters of credit	43	43
Marketing rights	44	44
Risk participation agreements	19	19
Residential mortgage loans sold with recourse	8	8
Total	$64,884	$62,918
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at March 31, 2017 and December 31, 2016.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company did not make any payment for the three months ended March 31, 2017, paid $3 million for the year ended December 31, 2016, and is obligated to pay $44 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $19 million at March 31, 2017 and at December 31, 2016. The current amount of credit exposure is spread out over 90 counterparties. RPAs generally have terms ranging from one-five years; however, certain outstanding agreements have terms as long as ten years.
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
Other Commitments
In first quarter 2017, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and the remaining maximum purchase commitment is $1.2 billion. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The Company may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
In April 2017, the Company terminated its May 2014 agreement to purchase automobile loans after satisfying its final purchase commitment.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $186 million and $170 million, respectively, at March 31, 2017 and $127 million and $177 million, respectively, at December 31, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 12 “Fair Value Measurements” for further information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - FAIR VALUE MEASUREMENTS
As discussed in Note 1 “Significant Accounting Policies,” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016, the Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. The Company also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities not required to be reported at fair value in the financial statements.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $7 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.
Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.
Commercial and Commercial Real Estate Loans Held for Sale
The fair value of commercial and commercial real estate loans held for sale is estimated using observable prices of similar loans that transact in the marketplace. In addition, the Company uses external pricing services that provide estimates of fair values based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques. Therefore, the Company classifies the commercial and commercial real estate loans managed by the commercial secondary loan desk in Level 2 of the fair value hierarchy given the observable market inputs.
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of March 31, 2017 and December 31, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 11 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $2 million in other noninterest income related to its commercial trading portfolio for the three months ended March 31, 2017 and the Company did not recognize income for the three months ended 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	March 31, 2017			December 31, 2016
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$365	$365	$—	$504	$505	($1)
Commercial and commercial real estate loans held for sale, at fair value	83	83	—	79	79	—

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:
Securities available for sale
The fair value of securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, securities are classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models. These instruments are classified as Level 2 because they currently trade in active markets and the inputs to the valuations are observable. The pricing models used to value securities generally begin with market prices (or rates) for similar instruments and make adjustments based on the characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include specified pool mortgage “pass-through” securities and other debt securities issued by U.S. government-sponsored entities and state and political subdivisions. The pricing models used to value securities under the income approach generally begin with the contractual cash flows of each security and make adjustments based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$19,942	$—	$19,942	$—
State and political subdivisions	7	—	7	—
Equity securities	—	—	—	—
U.S. Treasury and other	15	15	—	—
Total securities available for sale	19,964	15	19,949	—
Loans held for sale, at fair value:
Residential loans held for sale	365	—	365	—
Commercial loans held for sale	83	—	83	—
Total loans held for sale, at fair value	448	—	448	—
Derivative assets:
Interest rate swaps	350	—	350	—
Foreign exchange contracts	95	—	95	—
Other contracts	11	—	11	—
Total derivative assets	456	—	456	—
Other investment securities, at fair value:
Money market mutual fund	96	96	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	101	96	5	—
Total assets	$20,969	$111	$20,858	$—
Derivative liabilities:
Interest rate swaps	$332	$—	$332	$—
Foreign exchange contracts	85	—	85	—
Other contracts	8	—	8	—
Total derivative liabilities	425	—	425	—
Total liabilities	$425	$—	$425	$—

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

There were no Level 3 assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.
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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016 and Note 6 “Mortgage Banking” for more information.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2017	2016
Impaired collateral-dependent loans	($19)	($5)
MSRs	—	(5)
Foreclosed assets	(1)	(1)
Leased assets	4	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	March 31, 2017				December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$366	$—	$366	$—	$355	$—	$355	$—
MSRs	180	—	—	180	182	—	—	182
Foreclosed assets	40	—	40	—	44	—	44	—
Leased assets	155	—	155	—	158	—	158	—

Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Securities held to maturity
The fair values of securities classified as HTM are estimated under the market or income approach using the same pricing models as those used to measure the fair value of the Company’s securities AFS. For more information, see “Recurring Fair Value Measurements - Securities Available for Sale,” within this Note.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Deposits
The fair value of demand deposits, checking with interest accounts, regular savings, money market accounts and other deposits is the amount payable on demand at the balance sheet date. The fair value of term deposits is estimated by discounting the expected future cash flows using rates currently offered for deposits of similar remaining maturities.
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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,992	$4,995	$—	$—	$4,992	$4,995	$—	$—
Other investment securities, at cost	939	939	—	—	939	939	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	108,111	108,851	—	—	366	366	107,745	108,485
Financial Liabilities:
Deposits	112,112	112,096	—	—	112,112	112,096	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,093	1,093	—	—	1,093	1,093	—	—
Other short-term borrowed funds	2,762	2,762	—	—	2,762	2,762	—	—
Long-term borrowed funds	11,780	11,877	—	—	11,780	11,877	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$5,071	$5,058	$—	$—	$5,071	$5,058	$—	$—
Other investment securities, at cost	942	942	—	—	942	942	—	—
Other loans held for sale	42	42	—	—	—	—	42	42
Loans and leases	107,669	107,537	—	—	355	355	107,314	107,182
Financial Liabilities:
Deposits	109,804	109,796	—	—	109,804	109,796	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,148	1,148	—	—	1,148	1,148	—	—
Other short-term borrowed funds	3,211	3,211	—	—	3,211	3,211	—	—
Long-term borrowed funds	12,790	12,849	—	—	12,790	12,849	—	—
NOTE 13 - REGULATORY MATTERS
As a bank holding company, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of the Company are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Under the U.S. Basel III capital framework, the Company and its banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital; tier 1 capital; total capital; and tier 1 leverage. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized Transitional rules as of March 31, 2017 and December 31, 2016. Certain Basel III requirements are subject to phase-in through 2019, and were applied to this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses included within AOCI for available for sale securities, accumulated net gains and losses on cash-flow hedges, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(dollars in millions)	Amount	Ratio	Amount	Ratio (5)	Amount	Ratio
As of March 31, 2017
Common equity tier 1 capital (1)	$13,941	11.2%	$7,181	5.750%	$8,117	6.5%
Tier 1 capital (2)	14,188	11.4	9,054	7.250	9,991	8.0
Total capital (3)	17,475	14.0	11,552	9.250	12,488	10.0
Tier 1 leverage (4)	14,188	9.9	5,737	4.000	7,172	5.0
As of December 31, 2016
Common equity tier 1 capital (1)	$13,822	11.2%	$6,348	5.125%	$8,051	6.5%
Tier 1 capital (2)	14,069	11.4	8,206	6.625	9,909	8.0
Total capital (3)	17,347	14.0	10,683	8.625	12,386	10.0
Tier 1 leverage (4)	14,069	9.9	5,667	4.000	7,084	5.0
(1) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(2) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(4) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.
(5) “Minimum Capital ratio” includes capital conservation buffer of 1.250% for 2017 and 0.625% for 2016; N/A to Tier 1 leverage.
(6) Presented for informational purposes. Prompt corrective action provisions apply only to the Company’s insured depository institutions-CBNA and CBPA.

Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the FRB with no objection.
Per the submitted 2016 Capital Plan, which received a non-objection from the FRB, for the three months ended March 31, 2017, the Company paid common dividends of $0.14 per common share or $72 million, declared preferred dividends of $7 million and repurchased $130 million of its outstanding common shares. For the three months ended March 31, 2016, the Company paid common dividends of $0.10 per common share or $53 million and paid total preferred dividends of $7 million.
On April 5, 2017, the Company submitted its 2017 Capital Plan and the results of the annual company-run stress tests to the FRB as part of the 2017 CCAR cycle. All future capital distributions are also subject to consideration and approval by the Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
On January 30, 2017, the FRB published a final rule that modifies the CCAR Capital Plan and stress test rules. Under the final rule, the Company continues to be classified as a large non-complex firm, that is, a bank holding company with total consolidated assets of at least $50 billion but less than $250 billion, non-bank assets of less than $75 billion, and that is not classified as a global systemically important bank holding company under the FRB’s capital rules. As a result of the new final rule, the FRB may no longer object to the Company’s capital plans on qualitative grounds beginning with the 2017 CCAR and DFAST cycles. The FRB’s qualitative assessment of the Company’s capital planning processes is now incorporated into regular, ongoing supervisory activities, with targeted, horizontal assessments of particular aspects of capital planning. The Company remains subject to the FRB’s quantitative assessment of its ability to meet capital requirements under stress.
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company itself are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A financial subsidiary of a national bank is permitted to engage in a broader range of activities, similar to those of a financial holding company. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. On March 13, 2014, the OCC determined that CBNA no longer met the conditions to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. CBNA has entered into an agreement with the OCC pursuant to which it has developed and submitted to the OCC a remediation plan setting forth the specific actions it will take to bring itself back into compliance with the conditions to own a financial subsidiary. CBNA has completed its undertakings under the plan, which have been validated by the Company’s internal audit team and submitted to the OCC for review and validation. However, until the OCC has completed their validation efforts, CBNA will be subject to restrictions on its ability to acquire control or hold an interest in any new financial subsidiary and to commence new activities in any existing financial subsidiary without the prior consent of the OCC.
NOTE 14 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the three months ended March 31,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	33	154	—	187
Other-than-temporary impairment not recognized in earnings on securities	—	(25)	—	(25)
Amounts reclassified from other comprehensive (loss) income	(8)	(5)	2	(11)
Net other comprehensive income	25	124	2	151
Balance at March 31, 2016	$35	$96	($367)	($236)
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	(3)	5	—	2
Other-than-temporary impairment not recognized in earnings on securities	—	(12)	—	(12)
Amounts reclassified from other comprehensive (loss) income	(6)	(2)	3	(5)
Net other comprehensive (loss) income	(9)	(9)	3	(15)
Balance at March 31, 2017	($97)	($195)	($391)	($683)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2017	2016
Details about AOCI Components			Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains included in net income:	$12	$22	Interest income
	(2)	(8)	Interest expense
	10	14	Income before income tax expense
	4	6	Income tax expense
	$6	$8	Net income
Reclassification of net securities gains to net income:	$4	$9	Securities gains, net
	(1)	(1)	Net securities impairment losses recognized in earnings
	3	8	Income before income tax expense
	1	3	Income tax expense
	$2	$5	Net income
Reclassification of changes related to defined benefit pension plans:	($5)	($4)	Salaries and employee benefits
	(5)	(4)	Income before income tax expense
	(2)	(2)	Income tax expense
	($3)	($2)	Net income
Total reclassification gains	$5	$11	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2017	2016
Net interest income (includes $10 and $14 of AOCI reclassifications, respectively)	$1,005	$904
Provision for credit losses	96	91
Noninterest income (includes $3 and $8 of AOCI reclassifications, respectively)	379	330
Noninterest expense (includes $5 and $4 of AOCI reclassifications, respectively)	854	811
Income before income tax expense	434	332
Income tax expense (includes $3 and $7 income tax net expense from reclassification items, respectively)	114	109
Net income	$320	$223
NOTE 15 - BUSINESS SEGMENTS
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
Consumer Banking
The Consumer Banking segment focuses on retail customers and small businesses with annual revenues of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

up to $25 million. It offers traditional banking products and services, including checking, savings, home loans, education loans, credit cards, business loans, and unsecured product finance and personal loans in addition to financial management services. It also operates an indirect auto financing business, providing financing for both new and used vehicles through auto dealerships. The segment’s distribution channels include a branch network, ATMs and a work force of experienced specialists ranging from financial consultants, mortgage loan officers and business banking officers to private bankers. Our Consumer Banking value proposition is based on providing simple, easy to understand product offerings and a convenient banking experience with a more personalized approach.
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $2.5 billion and provides a full complement of financial products and solutions, including loans, leases, trade financing, deposits, cash management, commercial cards, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, professionals, oil and gas, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused in the Company’s footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). A key component of Commercial Banking’s growth strategy is to bring ideas to clients that help their businesses thrive, and in doing so, expand the loan portfolio and ancillary product sales.
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy RBS aircraft loans and leases placed in runoff in the third quarter of 2016), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.

	As of and for the Three Months Ended March 31, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$638	$346	$21	$1,005
Noninterest income	220	134	25	379
Total revenue	858	480	46	1,384
Noninterest expense	647	190	17	854
Profit before provision for credit losses	211	290	29	530
Provision for credit losses	64	19	13	96
Income before income tax expense	147	271	16	434
Income tax expense (benefit)	52	91	(29)	114
Net income	$95	$180	$45	$320
Total average assets	$58,660	$49,243	$40,883	$148,786

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended March 31, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$581	$300	$23	$904
Noninterest income	208	99	23	330
Total revenue	789	399	46	1,234
Noninterest expense	616	187	8	811
Profit before provision for credit losses	173	212	38	423
Provision for credit losses	63	9	19	91
Income before income tax expense	110	203	19	332
Income tax expense	39	70	—	109
Net income	$71	$133	$19	$223
Total average assets	$55,116	$45,304	$38,360	$138,780
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
Substantially all revenues generated and long-lived assets held by the Company’s business segments are derived from clients that reside in the United States. Neither business segment earns revenue from a single external customer that represents ten percent or more of the Company’s total revenues.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per-share data)	2017	2016
Numerator (basic and diluted):
Net income	$320	$223
Less: Preferred stock dividends	7	7
Net income available to common stockholders	$313	$216
Denominator:
Weighted-average common shares outstanding - basic	509,451,450	528,070,648
Dilutive common shares: share-based awards	1,896,750	2,375,540
Weighted-average common shares outstanding - diluted	511,348,200	530,446,188
Earnings per common share:
Basic	$0.61	$0.41
Diluted	0.61	0.41
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three months ended March 31, 2017 excluded 321,803 average share-based awards because their inclusion would have been antidilutive. The Company did not have any antidilutive shares for the three months ended March 31, 2016.
NOTE 17 - OTHER INCOME
The following table presents the details of other income:

	Three Months Ended March 31,
(in millions)	2017	2016
Bank-owned life insurance income	$12	$13
Other	13	8
Other income	$25	$21
NOTE 18 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2017	2016
Deposit insurance	$32	$26
Promotional expense	26	24
Settlements and operating losses	13	8
Other	55	57
Other operating expense	$126	$115
NOTE 19 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to March 31, 2017 through the date the Consolidated Financial Statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Form 10-K for the year ended December 31, 2016, information required by this item is set forth in Note 11 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended March 31, 2017 are included in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
January 1, 2017 - January 31, 2017	2,852,441	$38.25	2,852,441	$150,900,000
February 1, 2017 - February 28, 2017	—	$—	—	$150,900,000
March 1, 2017 - March 31, 2017	546,037	$38.25	546,037	$130,000,000
(1) On June 29, 2016, the Company announced that its 2016 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $690 million for the four-quarter period ending with the second quarter of 2017. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allows for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during first quarter 2017 were executed pursuant to an accelerated share repurchase transaction, which was completed by March 31, 2017. The timing and exact amount of future share repurchases will be consistent with the 2016 Capital Plan and will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

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

11.1
Statement re: computation of earnings per share (filed herewith as Note 16 to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference)

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

CITIZENS FINANCIAL GROUP, INC.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2017.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)