Form 10-Q
period 2017-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2017-08-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 500,671,099 shares of Registrant’s common stock ($0.01 par value) outstanding on August 1, 2017.

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

•	The effect of changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $151.4 billion in assets as of June 30, 2017. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 3,200 ATMs and approximately 1,200 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
Second Quarter 2017 compared with Second Quarter 2016 - Key Highlights
Second quarter 2017 net income of $318 million, increased 31% from $243 million in second quarter 2016, with earnings per diluted common share of $0.63, up 37% from $0.46 per diluted common share in second quarter 2016. Second quarter 2017 ROTCE of 9.6% improved from 7.3% in second quarter 2016.

•
Second quarter 2017 results reflect a 31% increase in net income available to common stockholders, led by revenue growth of 9%, as net interest income increased 11% given 6% average loan growth and a 13 basis point increase in net interest margin as well as noninterest income growth of 4%.

•
Second quarter 2017 results reflect a $26 million pre-tax impact related to impairments on aircraft lease assets which, in addition to provision expense of $70 million, resulted in total credit-related costs of $96 million.* The lease impairments, which largely relate to a non-core runoff portfolio, reduced noninterest income by $11 million and increased noninterest expense by $15 million.

•	Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 5%, a 2.8% improvement in the efficiency ratio and a 2.3% improvement in ROTCE.

•
Before the impact of the lease impairments, Underlying revenue increased 10% with Underlying noninterest income growth of 7%.* Underlying operating leverage was 7% and the efficiency ratio improved 4.4%.*

•
The provision for credit losses of $70 million in second quarter 2017 decreased $20 million from $90 million in second quarter 2016, largely reflecting continued improvement in portfolio credit quality, partially offset by an increase tied to a retail runoff portfolio and an increase in commercial net charge-offs. Including the $26 million of lease impairments, total credit-related costs were $96 million* in the second quarter 2017, up modestly from the prior year quarter.

•	The second quarter 2017 tax rate reflected a 1.5% benefit primarily related to investments in historic tax credits.

•	Fully diluted average common shares outstanding decreased by 23 million shares.
First Half 2017 compared with First Half 2016 - Key Highlights
First half 2017 net income of $638 million, increased 37% from $466 million in first half 2016, with earnings per diluted common share of $1.24, up 43% from $0.87 per diluted common share in first half 2016. Our first half 2017 results include a $23 million benefit, or $0.05 per diluted common share, related to the settlement of certain state tax matters. First half 2017 ROTCE of 9.6% improved from 7.0% in first half 2016.
On an Underlying basis*, excluding a $23 million benefit related to the settlement of certain state tax matters, first half 2017 net income of $615 million was up 32% from first half 2016. First half 2017 Underlying earnings per diluted common share of $1.19 was up 37% versus first half 2016.* First half 2017 Underlying ROTCE of 9.3% improved by 232 basis points relative to first half 2016.*

•
First half results reflect a 37% increase in net income available to common stockholders, led by revenue growth of 11%, as net interest income increased 11%, given a 7% average loan growth and a 12 basis point increase in net interest margin, as well as noninterest income growth of 9%.

•
Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 6%, 3.4% improvement in the efficiency ratio from 65.2% to 61.8%, and a 2.7% improvement in ROTCE.  On an Underlying basis*, the efficiency ratio improved 4.2% from 65.2% to 61.0%.

•	First half 2017 results included a $26 million pre-tax impact related to impairments on aircraft lease assets, which increased the efficiency ratio by 79 basis points on an Underlying basis.*

•	The first half 2017 tax rate reflected a 3.9% benefit driven by the settlement of certain state tax matters and investments in historic tax credits.

•	Fully diluted average common shares outstanding decreased by 21 million shares.

*
“Underlying” results, as applicable, exclude a first quarter 2017 $23 million benefit related to the settlement of certain state tax matters and reclassify second quarter 2017 results for the pre-tax impact of $26 million of lease asset impairments to reflect their credit-related impact. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used by Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and six months ended June 30, 2017 and 2016 and the summary Consolidated Balance Sheet data as of June 30, 2017 and December 31, 2016 are derived from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.
Our unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of those to be expected for the year ending December 31, 2017 or for any future period. The following selected consolidated financial data should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per-share amounts)	2017	2016	2017	2016
OPERATING DATA:
Net interest income	$1,026	$923	$2,031	$1,827
Noninterest income	370	355	749	685
Total revenue	1,396	1,278	2,780	2,512
Provision for credit losses	70	90	166	181
Noninterest expense	864	827	1,718	1,638
Income before income tax expense	462	361	896	693
Income tax expense	144	118	258	227
Net income	$318	$243	$638	$466
Net income available to common stockholders	$318	$243	$631	$459
Net income per common share - basic	$0.63	$0.46	$1.24	$0.87
Net income per common share - diluted	$0.63	$0.46	$1.24	$0.87
OTHER OPERATING DATA:
Return on average common equity (1)	6.48%	4.94%	6.50%	4.70%
Return on average tangible common equity (1)	9.57	7.30	9.62	6.96
Return on average total assets (1)	0.85	0.69	0.86	0.67
Return on average total tangible assets (1)	0.89	0.72	0.90	0.70
Efficiency ratio (1)	61.94	64.71	61.81	65.18
Operating leverage (1) (2)	4.76	8.16	5.79	6.20
Net interest margin (1)	2.97	2.84	2.97	2.85

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	June 30, 2017	December 31, 2016
BALANCE SHEET DATA:
Total assets	$151,407	$149,520
Loans and leases (3)	109,046	107,669
Allowance for loan and lease losses	(1,219)	(1,236)
Total securities	25,115	25,610
Goodwill	6,887	6,876
Total liabilities	131,343	129,773
Total deposits	113,613	109,804
Federal funds purchased and securities sold under agreements to repurchase	429	1,148
Other short-term borrowed funds	2,004	3,211
Long-term borrowed funds	13,154	12,790
Total stockholders’ equity	20,064	19,747
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.15%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	118.98	118.32
Nonperforming loans and leases as a percentage of total loans and leases	0.94	0.97
Capital Ratios:(4)
CET1 capital ratio (5)	11.2	11.2
Tier 1 capital ratio (6)	11.4	11.4
Total capital ratio (7)	14.0	14.0
Tier 1 leverage ratio (8)	9.9	9.9
(1) See “—Principal Components of Operations and Key Performance Metrics Used By Management” for definitions of our key performance metrics.
(2) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2016 calculation, total revenue was $1.2 billion and $2.4 billion for the three and six months ended June 30, 2015, respectively, and noninterest expense was $841 million and $1.7 billion for the three and six months ended June 30, 2015, respectively.
(3) Excludes loans held for sale of $707 million and $625 million as of June 30, 2017 and December 31, 2016, respectively.
(4) U.S. Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of June 30, 2017 and December 31, 2016 are prepared using the U.S. Basel III Standardized transitional approach.
(5) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(6) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(7) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(8) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

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
Non-GAAP measures are denoted throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations” by the use of the term “Underlying” and/or are followed by an asterisk (*).

The following table presents computations of key performance metrics used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions)	Ref.	2017	2016	2017	2016
Total revenue (GAAP)	A	$1,396	$1,278	$2,780	$2,512
Noninterest expense (GAAP)	B	864	827	1,718	1,638
Net income (GAAP)	C	318	243	638	466
Net income available to common stockholders (GAAP)	D	318	243	631	459
Return on average common equity:
Average common equity (GAAP)	E	$19,659	$19,768	$19,560	$19,667
Return on average common equity	D/E	6.48%	4.94%	6.50%	4.70%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,659	$19,768	$19,560	$19,667
Less: Average goodwill (GAAP)		6,882	6,876	6,879	6,876
Less: Average other intangibles (GAAP)		2	2	1	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	496	533	488
Average tangible common equity	F	$13,309	$13,386	$13,213	$13,277
Return on average tangible common equity	D/F	9.57%	7.30%	9.62%	6.96%
Return on average total assets:
Average total assets (GAAP)	G	$149,878	$142,179	$149,335	$140,479
Return on average total assets	C/G	0.85%	0.69%	0.86%	0.67%
Return on average total tangible assets:
Average total assets (GAAP)	G	$149,878	$142,179	$149,335	$140,479
Less: Average goodwill (GAAP)		6,882	6,876	6,879	6,876
Less: Average other intangibles (GAAP)		2	2	1	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	496	533	488
Average tangible assets	H	$143,528	$135,797	$142,988	$134,089
Return on average total tangible assets	C/H	0.89%	0.72%	0.90%	0.70%
Efficiency ratio:
Efficiency ratio	B/A	61.94%	64.71%	61.81%	65.18%
Operating Leverage:
Increase in total revenue		9.23%	6.50%	10.67%	5.41%
Increase (decrease) noninterest expense		4.47	(1.66)	4.88	(0.79)
Operating Leverage		4.76%	8.16%	5.79%	6.20%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Noninterest income, Underlying:
Noninterest income (GAAP)		$370	$355	$749	$685
Less: Lease impairment credit-related costs		(11)	—	(11)	—
Noninterest income, Underlying (non-GAAP)		$381	$355	$760	$685
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,396	$1,278	$2,780	$2,512
Less: Lease impairment credit-related costs		(11)	—	(11)	—
Total revenue, Underlying (non-GAAP)	I	$1,407	$1,278	$2,791	$2,512
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$864	$827	$1,718	$1,638
Less: Lease impairment credit-related costs		15	—	15	—
Noninterest expense, Underlying (non-GAAP)	J	$849	$827	$1,703	$1,638
Pre-provision profit, Underlying:
Pre-provision profit (GAAP)		$532	$451	$1,062	$874
Less: Lease impairment credit-related costs		(26)	—	(26)	—
Pre-provision profit, Underlying (non-GAAP)		$558	$451	$1,088	$874
Total credit-related costs, Underlying:
Provision for credit losses (GAAP)		$70	$90	$166	$181
Add: Lease impairment credit-related costs		26	—	26	—
Total credit-related costs, Underlying (non-GAAP)		$96	$90	$192	$181

Income before income tax expense (GAAP)	K	$462	$361	$896	$693
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	L	$144	$118	$258	$227
Less: Settlement of certain state tax matters		—	—	(23)	—
Income tax expense, Underlying (non-GAAP)	M	$144	$118	$281	$227
Effective income tax rate (GAAP)	L/K	31.13%	32.61%	28.82%	32.73%
Effective income tax rate, Underlying (non-GAAP)	M/K	31.13	32.61	31.34%	32.73
Net income, Underlying:
Net income (GAAP)	C	$318	$243	$638	$466
Less: Settlement of certain state tax matters		—	—	23	—
Net income, Underlying (non-GAAP)	N	$318	$243	$615	$466
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$318	$243	$631	$459
Less: Settlement of certain state tax matters		—	—	23	—
Net income available to common stockholders, Underlying (non-GAAP)	O	$318	$243	$608	$459

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	61.94%	64.71%	61.81%	65.18%
Efficiency ratio, Underlying (non-GAAP)	J/I	60.36	64.71	61.02	65.18
Operating Leverage, Underlying
Increase in total revenue (GAAP)		9.23%	6.50%	10.67%	5.41%
Increase (decrease) noninterest expense (GAAP)		4.47	(1.66)	4.88	(0.79)
Operating Leverage		4.76%	8.16%	5.79%	6.20%
Increase in total revenue, Underlying (non-GAAP)		10.09%	6.50%	11.11%	5.41%
Increase (decrease) noninterest expense, Underlying (non-GAAP)		2.66	(1.66)	3.97	(0.79)
Operating Leverage, Underlying (non-GAAP)		7.43%	8.16%	7.14%	6.20%
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,659	$19,768	$19,560	$19,667
Return on average common equity	D/E	6.48%	4.94%	6.50%	4.70%
Return on average common equity, Underlying (non-GAAP)	O/E	6.48	4.94	6.27	4.70
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,659	$19,768	$19,560	$19,667
Less: Average goodwill (GAAP)		6,882	6,876	6,879	6,876
Less: Average other intangibles (GAAP)		2	2	1	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	496	533	488
Average tangible common equity	F	$13,309	$13,386	$13,213	$13,277
Return on average tangible common equity	D/F	9.57%	7.30%	9.62%	6.96%
Return on average tangible common equity, Underlying (non-GAAP)	O/F	9.57	7.30	9.28	6.96
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$149,878	$142,179	$149,335	$140,479
Return on average total assets	C/G	0.85%	0.69%	0.86%	0.67%
Return on average total assets, Underlying (non-GAAP)	N/G	0.85	0.69	0.83	0.67
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$149,878	$142,179	$149,335	$140,479
Less: Average goodwill (GAAP)		6,882	6,876	6,879	6,876
Less: Average other intangibles (GAAP)		2	2	1	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	496	533	488
Average tangible assets	H	$143,528	$135,797	$142,988	$134,089
Return on average total tangible assets	C/H	0.89%	0.72%	0.90%	0.70%
Return on average total tangible assets, Underlying (non-GAAP)	N/H	0.89	0.72	0.87	0.70
Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	P	506,371,846	528,968,330	507,903,141	528,519,489
Average common shares outstanding - diluted (GAAP)	Q	507,414,122	530,365,203	509,362,055	530,396,871
Net income available to common stockholders (GAAP)	D	$318	$243	$631	$459
Net income per average common share - basic (GAAP)	D/P	0.63	0.46	1.24	0.87
Net income per average common share - diluted (GAAP)	D/Q	0.63	0.46	1.24	0.87
Net income available to common stockholders, Underlying (non-GAAP)	O	318	243	608	459
Net income per average common share - basic, Underlying (non-GAAP)	O/P	0.63	0.46	1.20	0.87
Net income per average common share - diluted, Underlying (non-GAAP)	O/Q	0.63	0.46	1.19	0.87

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,
		2017				2016
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	R	$118	$187	$13	$318	$90	$164	($11)	$243
Less: Preferred stock dividends		—	—	—	—	—	—	—	—
Net income available to common stockholders (GAAP)	S	$118	$187	$13	$318	$90	$164	($11)	$243
Efficiency ratio:
Total revenue (GAAP)	T	$886	$474	$36	$1,396	$821	$436	$21	$1,278
Noninterest expense (GAAP)	U	644	192	28	864	632	186	9	827
Efficiency ratio	U/T	72.64%	40.48%	NM	61.94%	76.98%	42.88%	NM	64.71%
Return on average total tangible assets:
Average total assets (GAAP)		$59,244	$49,731	$40,903	$149,878	$55,660	$47,388	$39,131	$142,179
Less: Average goodwill (GAAP)		—	—	6,882	6,882	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	534	534	—	—	496	496
Average total tangible assets	V	$59,244	$49,731	$34,553	$143,528	$55,660	$47,388	$32,749	$135,797
Return on average total tangible assets	R/V	0.80%	1.51%	NM	0.89%	0.65%	1.39%	NM	0.72%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,519	$5,617	$8,523	$19,659	$5,110	$5,040	$9,618	$19,768
Less: Average goodwill (GAAP)		—	—	6,882	6,882	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	534	534	—	—	496	496
Average tangible common equity (1)	W	$5,519	$5,617	$2,173	$13,309	$5,110	$5,040	$3,236	$13,386
Return on average tangible common equity (1)	S/W	8.57%	13.37%	NM	9.57%	7.09%	13.04%	NM	7.30%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Six Months Ended June 30,
		2017				2016
(dollars in millions)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	R	$213	$367	$58	$638	$161	$297	$8	$466
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income available to common stockholders (GAAP)	S	$213	$367	$51	$631	$161	$297	$1	$459
Efficiency ratio:
Total revenue (GAAP)	T	$1,744	$954	$82	$2,780	$1,610	$835	$67	$2,512
Noninterest expense (GAAP)	U	1,291	382	45	1,718	1,248	373	17	1,638
Efficiency ratio	U/T	74.00%	40.14%	NM	61.81%	77.52%	44.73%	NM	65.18%
Return on average total tangible assets:
Average total assets (GAAP)		$58,954	$49,488	$40,893	$149,335	$55,388	$46,346	$38,745	$140,479
Less: Average goodwill (GAAP)		—	—	6,879	6,879	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	1	1	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	533	533	—	—	488	488
Average total tangible assets	V	$58,954	$49,488	$34,546	$142,988	$55,388	$46,346	$32,355	$134,089
Return on average total tangible assets	R/V	0.73%	1.50%	NM	0.90%	0.58%	1.29%	NM	0.70%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,490	$5,573	$8,497	$19,560	$5,099	$4,915	$9,653	$19,667
Less: Average goodwill (GAAP)		—	—	6,879	6,879	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	1	1	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	533	533	—	—	488	488
Average tangible common equity (1)	W	$5,490	$5,573	$2,150	$13,213	$5,099	$4,915	$3,263	$13,277
Return on average tangible common equity (1)	S/W	7.83%	13.28%	NM	9.62%	6.34%	12.14%	NM	6.96%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Second Quarter 2017 vs. Second Quarter 2016

•	Net income and net income available to common stockholders of $318 million increased $75 million, or 31%, from $243 million in second quarter 2016;

•	Net income per average common share, diluted, of $0.63, compared to $0.46 in second quarter 2016;

•
Second quarter 2017 results reflect a $26 million pre-tax impact related to impairments on aircraft lease assets which, in addition to provision expense of $70 million, resulted in total credit-related costs of $96 million.* The lease impairments, which largely relate to a non-core runoff portfolio, reduced noninterest income by $11 million and increased noninterest expense by $15 million;

•	Total revenue of $1.4 billion increased $118 million, or 9%, reflecting strong net interest income and noninterest income growth:

◦	Net interest income increased 11%, to $1.0 billion from $923 million in second quarter 2016, given 6% average loan growth and a 13 basis point improvement in net interest margin;

◦
Net interest margin of 2.97% reflected improved loan yields, driven by higher rates and balance sheet optimization initiatives, partially offset by higher funding costs and investment portfolio growth; and

◦
Noninterest income increased 4% from second quarter 2016, as strength in capital markets fees, card fees, mortgage banking fees and letter of credit and loan fees was partially offset by the $11 million impact of finance lease impairments. Before the impact of finance lease impairments, Underlying noninterest income was up 7%.*

•
Noninterest expense of $864 million increased $37 million, or 4%, compared to $827 million in second quarter 2016, reflecting higher other operating expense, driven by the $15 million impact of operating lease impairments and higher FDIC expense, as well as an increase in advertising and public relations costs. Results also reflect stable salaries and employee benefits and equipment expense, as well as an increase in outside services, occupancy and amortization of software expense. Before the impact of operating lease impairments, Underlying noninterest expense increased 3%;*

•
The provision for credit losses of $70 million in second quarter 2017 decreased $20 million from $90 million in second quarter 2016, largely reflecting continued improvement in portfolio credit quality, partially offset by an increase tied to a retail runoff portfolio and an increase in commercial net charge-offs. Including the $26 million of lease impairments, total credit-related costs were $96 million* in second quarter 2017, up modestly from the prior year quarter;

•
Net charge-offs of $75 million increased $10 million, or 15%, from $65 million in second quarter 2016. Allowance for loan and lease losses (“ALLL”) of $1.2 billion remained stable compared to December 31, 2016. ALLL to total loans and leases ratio of 1.12% as of June 30, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio of 119% as of June 30, 2017, compared with 118% as of December 31, 2016;

•	The effective tax rate for second quarter 2017 was 31.1%, compared with 32.6% in second quarter 2016, primarily due to investments in historic tax credits;

•	Return on average common equity of 6.5% compared to 4.9% in second quarter 2016;

•	Return on average tangible common equity of 9.6% improved 227 basis points, from 7.3% in second quarter 2016;

•	Average interest-earning assets increased $8.1 billion, or 6%, reflecting 6% loan growth and a 7% increase in the investment portfolio; and

•	Average deposits of $110.8 billion increased $6.8 billion, or 7%, from $104.0 billion in second quarter 2016, reflecting strength in checking with interest, term, money market and savings.

First Half 2017 vs. First Half 2016

•
Net income of $638 million increased $172 million compared to $466 million in first half 2016. Net income available to common stockholders of $631 million increased $172 million, compared to $459 million in first half 2016 as the benefit of an 11% increase in revenue and a reduction in the effective income tax rate from the settlement of certain state tax matters was partially offset by a 5% increase in noninterest expense;

•
Net income per average common share was $1.24, diluted, compared to $0.87 in first half 2016. Excluding the impact related to settlement of certain state tax matters, Underlying net income per average common share for first half 2017, diluted, was $1.19;*

•
First half 2017 results reflect a $26 million pre-tax impact related to impairments on aircraft lease assets. The lease impairments, which largely relate to a non-core runoff portfolio, reduced noninterest income by $11 million and increased noninterest expense by $15 million;

•	Total revenue of $2.8 billion increased $268 million, or 11%, reflecting solid net interest income and noninterest income growth:

◦
Net interest income of $2.0 billion increased $204 million, or 11%, compared to $1.8 billion in first half 2016, reflecting 7% average loan growth and a 12 basis point improvement in net interest margin;

◦
Net interest margin of 2.97% increased 12 basis points, compared to 2.85% in first half 2016 reflecting improved loan growth, driven by higher rates and balance sheet optimization initiatives, partially offset by investment portfolio growth and higher funding costs; and

◦
Noninterest income of $749 million increased $64 million, or 9%, from first half 2016 levels largely driven by strength in capital markets fees, card fees, mortgage banking fees and foreign exchange and letter of credit and loan fees partially offset by the $11 million impact of finance lease impairments.

•
Noninterest expense of $1.7 billion, which includes the $15 million impact of operating lease impairments, increased $80 million, or 5%, compared to $1.6 billion in first half 2016. Results also reflect higher salaries and employee benefits expense largely tied to higher revenue-based incentives and merit increase, and increases in other categories given continued investments in the franchise, as well as higher FDIC expense and fraud and regulatory costs;

•
Provision for credit losses of $166 million decreased $15 million, or 8%, from $181 million in first half 2016. Total credit-related costs of $192 million* including lease impairments, were up modestly from first half 2016;

•
Net charge-offs of $162 million increased $14 million, or 9%, from $148 million in first half 2016. Allowance for loan and lease losses (“ALLL”) of $1.2 billion decreased $17 million compared to fourth quarter 2016. ALLL to total loans and leases was 1.12% as of June 30, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio was 119% as of June 30, 2017, compared with 118% as of December 31, 2016;

•	Return on average common equity was 6.5% compared to 4.7% for first half 2016;

•	Return on average tangible common equity was 9.6%, compared to 7.0% for first half 2016. Excluding the impact related to settlement of certain state tax matters, Underlying ROTCE was 9.3%*;

•
Average loans and leases of $108.6 billion increased $7.1 billion, or 7%, from $101.5 billion in first half 2016, driven by a $4.2 billion increase in commercial loans and a $3.0 billion increase in retail loans;

•
Average interest-bearing deposits of $82.6 billion increased $6.9 billion, or 9% from $75.7 billion in first half 2016, driven by strength in checking with interest, term, money market and savings; and

•
The effective tax rate for first half 2017 of 28.8% compared with 32.7% in first half 2016. The first half 2017 tax rate reflected a $23 million benefit related to the settlement of certain state tax matters and investments in historic tax credits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income of $318 million, increased $75 million, or 31%, from $243 million in second quarter 2016. Net income totaled $638 million, up $172 million, or 37%, from $466 million in first half 2016.
The following table presents the significant components of our net income:

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2017	2016	Change		Percent	2017	2016	Change		Percent
Operating Data:
Net interest income	$1,026	$923	$103		11%	$2,031	$1,827	$204		11%
Noninterest income	370	355	15		4	749	685	64		9
Total revenue	1,396	1,278	118		9	2,780	2,512	268		11
Provision for credit losses	70	90	(20)		(22)	166	181	(15)		(8)
Noninterest expense	864	827	37		4	1,718	1,638	80		5
Income before income tax expense	462	361	101		28	896	693	203		29
Income tax expense	144	118	26		22	258	227	31		14
Net income	$318	$243	$75		31	$638	$466	$172		37
Net income available to common stockholders	$318	$243	$75		31%	$631	$459	$172		37%
Return on average common equity	6.48%	4.94%	154	bps		6.50%	4.70%	180	bps
Return on average tangible common equity	9.57%	7.30%	227	bps		9.62%	6.96%	266	bps
Net Interest Income
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In first half 2017, short-term and long-term interest rates have risen from very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near 1.25%. Any declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
The FRB continued to follow its stated monetary policy during first half 2017 and increased the Fed Funds rate by 0.25% in both March and June 2017. The FRB targeted a 1.00% to 1.25% Fed Funds rate at June 2017, and interest rates are expected to gradually increase to more normal levels.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,081	$5	0.88%	$1,948	$2	0.39%	$133	49 bps
Taxable investment securities	25,732	154	2.39	24,050	141	2.35	1,682	4
Non-taxable investment securities	7	—	2.60	9	—	2.60	(2)	—
Total investment securities	25,739	154	2.39	24,059	141	2.35	1,680	4
Commercial	37,846	326	3.40	35,622	278	3.09	2,224	31
Commercial real estate	11,086	97	3.47	9,649	67	2.74	1,437	73
Leases	3,557	22	2.50	3,863	24	2.45	(306)	5
Total commercial	52,489	445	3.35	49,134	369	2.97	3,355	38
Residential mortgages	15,646	140	3.57	13,491	122	3.61	2,155	(4)
Home equity loans	1,668	24	5.74	2,231	31	5.64	(563)	10
Home equity lines of credit	13,765	126	3.68	14,477	115	3.18	(712)	50
Home equity loans serviced by others	668	11	7.12	899	16	7.11	(231)	1
Home equity lines of credit serviced by others	188	2	4.24	299	1	2.02	(111)	222
Automobile	13,574	110	3.23	13,972	103	2.95	(398)	28
Education(1)	7,490	98	5.26	5,407	69	5.07	2,083	19
Credit cards	1,693	45	10.71	1,600	44	11.18	93	(47)
Other retail	1,959	39	8.01	1,167	26	8.94	792	(93)
Total retail	56,651	595	4.21	53,543	527	3.95	3,108	26
Total loans and leases	109,140	1,040	3.80	102,677	896	3.48	6,463	32
Loans held for sale, at fair value	465	4	3.60	368	3	3.41	97	19
Other loans held for sale	162	2	5.51	440	4	4.00	(278)	151
Interest-earning assets	137,587	1,205	3.49	129,492	1,046	3.22	8,095	27
Allowance for loan and lease losses	(1,223)			(1,219)			(4)
Goodwill	6,882			6,876			6
Other noninterest-earning assets	6,632			7,030			(398)
Total assets	$149,878			$142,179			$7,699
Liabilities and Stockholders’ Equity
Checking with interest	$21,751	$20	0.36%	$19,003	$8	0.16%	$2,748	20 bps
Money market accounts	36,912	45	0.49	36,187	31	0.35	725	14
Regular savings	9,458	1	0.04	8,762	1	0.04	696	—
Term deposits	15,148	36	0.97	12,581	23	0.74	2,567	23
Total interest-bearing deposits	83,269	102	0.49	76,533	63	0.33	6,736	16
Federal funds purchased and securities sold under agreements to repurchase(2)	808	—	0.37	974	—	0.19	(166)	18
Other short-term borrowed funds	2,275	7	1.23	3,743	12	1.25	(1,468)	(2)
Long-term borrowed funds	13,647	70	2.05	10,321	48	1.87	3,326	18
Total borrowed funds	16,730	77	1.86	15,038	60	1.60	1,692	26
Total interest-bearing liabilities	99,999	179	0.72	91,571	123	0.54	8,428	18
Demand deposits	27,521			27,448			73
Other liabilities	2,452			3,145			(693)
Total liabilities	129,972			122,164			7,808
Stockholders’ equity	19,906			20,015			(109)
Total liabilities and stockholders’ equity	$149,878			$142,179			$7,699
Interest rate spread			2.77%			2.68%		9
Net interest income		$1,026			$923
Net interest margin			2.97%			2.84%		13 bps
Memo: Total deposits (interest-bearing and demand)	$110,790	$102	0.37%	$103,981	$63	0.24%	$6,809	13 bps
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $1.0 billion increased $103 million, or 11%, compared to $923 million in second quarter 2016, driven by 6% average loan growth and a 13 basis point improvement in net interest margin.
Average interest-earning assets of $137.6 billion increased $8.1 billion, or 6%, from second quarter 2016, driven by a $3.4 billion increase in average commercial loans and leases, a $3.1 billion increase in average retail loans, and a $1.7 billion increase in total investment securities. Commercial loans and leases increased 7% on an average basis from the prior year quarter reflecting strength in commercial and commercial real estate partially offset by the $124 million average balance impact of the second quarter 2017 sale of $596 million of lower-return, non-strategic commercial loans and leases associated with our balance sheet optimization initiatives. Retail loans increased 6% from prior year quarter reflecting strong growth in education, mortgage and other unsecured retail loans, partially offset by lower home equity and auto balances.
Average deposits of $110.8 billion increased $6.8 billion from second quarter 2016 reflecting growth in all categories with particular strength in checking with interest and term. Total interest-bearing deposit costs increased 16 basis points compared to second quarter 2016. Total deposit costs increased 13 basis points reflecting the impact of higher short-term rates, partially offset by growth in lower cost deposits and continued pricing discipline.
Average borrowed funds of $16.7 billion increased $1.7 billion, or 11%, from second quarter 2016 as a $3.3 billion increase in long-term borrowings, which reflected growth in long-term senior debt and long-term FHLB borrowings as the term funding profile continues to be strengthened. These increases were partially offset by a $1.5 billion decrease in other short-term borrowed funds, mainly in short-term FHLB borrowed funds. Total borrowed funds costs of $77 million increased $17 million from second quarter 2016, primarily due to the issuance of long-term senior debt and rising interest rates.
Net interest margin of 2.97% increased 13 basis points compared to 2.84% in second quarter 2016, driven by improved loan yields, reflecting higher interest rates, improved loan mix and balance sheet optimization initiatives such as the second quarter 2017 sale of lower-return commercial loans and leases, and improvement in the portfolio mix toward more attractive risk-return asset categories. These benefits were partially offset by the impact of investment portfolio growth, higher amortization of securities premiums and higher deposit and funding costs, including new senior debt issuance. The average interest-earning asset yield of 3.49% increased 27 basis points from 3.22% in second quarter 2016, driven by the benefit of a 32 basis point improvement in loan yields and increases in short-term rates. The investment portfolio yield increased four basis points compared to the prior year quarter, reflecting an increase in long-term rates.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six Months Ended June 30,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$2,023	$8	0.76%	$1,811	$4	0.40%	$212	36 bps
Taxable investment securities	25,760	314	2.44	23,957	286	2.39	1,803	5
Non-taxable investment securities	8	—	2.60	9	—	2.60	(1)	0
Total investment securities	25,768	314	2.44	23,966	286	2.39	1,802	5
Commercial	37,682	638	3.36	34,820	542	3.08	2,862	28
Commercial real estate	10,955	184	3.34	9,379	129	2.71	1,576	63
Leases	3,626	45	2.49	3,890	48	2.45	(264)	4
Total commercial	52,263	867	3.30	48,089	719	2.96	4,174	34
Residential mortgages	15,466	276	3.56	13,478	248	3.68	1,988	(12)
Home equity loans	1,730	49	5.70	2,351	65	5.57	(621)	13
Home equity lines of credit	13,860	244	3.55	14,554	228	3.15	(694)	40
Home equity loans serviced by others	693	24	7.07	929	33	7.02	(236)	5
Home equity lines of credit serviced by others	198	4	3.98	320	3	2.11	(122)	187
Automobile	13,672	217	3.20	13,882	200	2.89	(210)	31
Education(1)	7,165	186	5.25	5,130	129	5.05	2,035	20
Credit cards	1,679	91	10.93	1,600	89	11.24	79	(31)
Other retail	1,880	74	7.98	1,137	50	8.80	743	(82)
Total retail	56,343	1,165	4.16	53,381	1,045	3.93	2,962	23
Total loans and leases	108,606	2,032	3.75	101,470	1,764	3.47	7,136	28
Loans held for sale, at fair value	487	8	3.45	337	6	3.54	150	(9)
Other loans held for sale	118	3	5.86	245	5	4.26	(127)	160
Interest-earning assets	137,002	2,365	3.46	127,829	2,065	3.23	9,173	23
Allowance for loan and lease losses	(1,229)			(1,216)			(13)
Goodwill	6,879			6,876			3
Other noninterest-earning assets	6,683			6,990			(307)
Total noninterest-earning assets	12,333			12,650			(317)
Total assets	$149,335			$140,479			$8,856
Liabilities and Stockholders’ Equity
Checking with interest	$21,228	$33	0.31%	$18,498	$15	0.15%	$2,730	16 bps
Money market accounts	37,390	86	0.46	36,206	59	0.33	1,184	13
Regular savings	9,285	2	0.04	8,578	2	0.04	707	0
Term deposits	14,663	67	0.93	12,390	47	0.77	2,273	16
Total interest-bearing deposits	82,566	188	0.46	75,672	123	0.33	6,894	13
Federal funds purchased and securities sold under agreements to repurchase (2)	845	1	0.30	927	1	0.21	(82)	9
Other short-term borrowed funds	2,617	15	1.13	3,421	23	1.32	(804)	(19)
Long-term borrowed funds	13,033	130	2.00	10,108	91	1.81	2,925	19
Total borrowed funds	16,495	146	1.77	14,456	115	1.59	2,039	18
Total interest-bearing liabilities	99,061	334	0.68	90,128	238	0.53	8,933	15
Demand deposits	27,808			27,309			499
Other liabilities	2,659			3,128			(469)
Total liabilities	129,528			120,565			8,963
Stockholders’ equity	19,807			19,914			(107)
Total liabilities and stockholders’ equity	$149,335			$140,479			$8,856
Interest rate spread			2.78%			2.68%
Net interest income		$2,031			$1,827
Net interest margin			2.97%			2.85%		12 bps
Memo: Total deposits (interest-bearing and demand)	$110,374	$188	0.34%	$102,981	$123	0.24%	$7,393	10 bps
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $2.0 billion in first half 2017 increased $204 million, or 11%, compared to $1.8 billion in first half 2016, reflecting 7% average loan growth and a 12 basis point improvement in net interest margin.
Average interest-earning assets of $137.0 billion increased $9.2 billion, or 7%, from first half 2016, driven by a $4.2 billion increase in average commercial loans and leases, a $3.0 billion increase in average retail loans, and a $2.0 billion increase in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in education, residential mortgage and other retail balances.
Average deposits of $110.4 billion increased $7.4 billion from first half 2016, reflecting growth in all categories with particular strength in checking with interest and term. Total interest-bearing deposit costs of $188 million increased $65 million, or 53%, from $123 million in 2016 and reflected a 13 basis point increase in interest-bearing deposit costs to 0.46%, primarily due to the impact of rising rates and a shift in mix toward commercial deposits. Checking with interest costs of 0.31% in 2017 compared with 0.15% in 2016, term deposit costs increased to 0.93% in 2017 from 0.77% in 2016, and money market account costs increased to 0.46% in 2017 from 0.33% in 2016.
Average total borrowed funds of $16.5 billion increased $2.0 billion from first half 2016, reflecting an increase in average long-term borrowed funds driven by issuances of senior notes. Total borrowed funds costs of $146 million increased $31 million from first half 2016. The total borrowed funds yield of 1.77% in first half 2017 increased 18 basis points from 1.59% in first half 2016 due to an increase in long-term rates.
Net interest margin of 2.97% increased 12 basis points compared to 2.85% in first half 2016, driven by improved loan yields reflecting both higher interest rates and balance sheet optimization initiatives. These results were partially offset by the impact of investment portfolio growth and higher deposit and funding costs. Average interest-earning asset yields of 3.46% increased 23 basis points from 3.23% in first half 2016, while average interest-bearing liability costs of 0.68% increased 15 basis points from 0.53% in first half 2016.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Service charges and fees(1)	$129	$130	($1)	(1%)	$254	$256	($2)	(1%)
Card fees	59	51	8	16	119	101	18	18
Capital markets fees(1)	51	38	13	34	99	63	36	57
Trust and investment services fees	39	38	1	3	78	75	3	4
Letter of credit and loan fees(1)	31	28	3	11	60	55	5	9
Foreign exchange and interest rate products(1)	26	26	—	—	53	44	9	20
Mortgage banking fees	30	25	5	20	53	43	10	23
Securities gains, net	3	4	(1)	(25)	7	13	(6)	(46)
Other income (1)(2)	2	15	(13)	(87)	26	35	(9)	(26)
Noninterest income	$370	$355	$15	4%	$749	$685	$64	9%
(1) In first quarter 2017, certain prior period noninterest income amounts reported in the Consolidated Statement of Operations were reclassified to enhance transparency and provide additional granularity, particularly with regard to fee income related to customer activity. These changes had no effect on net income as previously reported.
(2) Includes net securities impairment losses on securities available for sale recognized in earnings, bank-owned life insurance income and other income. The three and six months ended June 30, 2017 include $11 million of finance lease impairment charges.

Noninterest income of $370 million increased $15 million, or 4%, from $355 million in second quarter 2016. Excluding the impact of $11 million in finance lease impairments recorded in other income, Underlying* noninterest income of $381 million increased 7% from second quarter 2016. Second quarter 2017 results reflect strength in capital markets fees, card fees and mortgage banking fees. Capital markets fees increased $13 million, reflecting strength in loan syndications, including the benefit of strong market volumes and expanded capabilities. Card fees increased $8 million, reflecting the benefit of revised contract terms for processing fees and an increase in purchase volume. Mortgage banking fees increased $5 million from second quarter 2016 levels, reflecting an increase in production fees. Trust and investment services fees remained relatively stable as the benefit of growth in managed money assets and an increase in investment sales was offset by the impact of a shift in transaction sales mix toward managed money assets.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income of $749 million increased $64 million, or 9%, compared to first half 2016 driven by capital market fees, card fees, mortgage banking fees, foreign exchange and interest rate products, letter of credit and loan fees and trust and investment service fees, partially offset by a reduction in securities gains, other income, including the impact of finance lease impairments, and service charges and fees. Before the impact of finance lease impairments, Underlying noninterest income was up 11%.* Capital markets fees increased $36 million, reflecting strength in loan syndications, given strong market volumes and investments made to broaden our capabilities. Card fees increased $18 million from first half 2016 results, reflecting the benefit of revised contract terms for processing fees and an increase in purchase volume. Mortgage banking fees increased $10 million from 2016 levels, reflecting improved MSR valuations and an increase in production fees. Foreign exchange and interest rate products increased $9 million from first half 2016 results.
Provision for Credit Losses
The provision for credit losses of $70 million in second quarter 2017 decreased $20 million from $90 million in second quarter 2016, largely reflecting continued improvement in portfolio credit quality, partially offset by an increase tied to a retail runoff portfolio and an increase in commercial net charge-offs. Second quarter 2017 net charge-offs of $75 million were $10 million higher than second quarter 2016. Total credit-related costs of $96 million,* including lease impairments, were up modestly from second quarter 2016.
The provision for credit losses was $166 million and $181 million for the six months ended June 30, 2017 and 2016, respectively. The $15 million decrease was primarily due to improving credit trends, partially offset by loan growth and higher net charge-offs. The first half 2017 results reflected a $4 million reserve build, compared to a $33 million reserve build in first half 2016. The difference is principally due to improved portfolio credit quality, offset by loan volume and an increase tied to a retail runoff portfolio. Net charge-offs for the first six months of 2017 of $162 million were $14 million higher than first half 2016. Total credit-related costs of $192 million,* including lease impairments, were up modestly from first half 2016.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Salaries and employee benefits	$432	$432	$—	—%	$876	$857	$19	2%
Outside services	96	86	10	12	187	177	10	6
Occupancy	79	76	3	4	161	152	9	6
Equipment expense	64	64	—	—	131	129	2	2
Amortization of software	45	41	4	10	89	80	9	11
Other operating expense(1)	148	128	20	16	274	243	31	13
Noninterest expense	$864	$827	$37	4%	$1,718	$1,638	$80	5%
(1) The three and six months ended June 30, 2017 include $15 million of operating lease impairments charges.

Noninterest expense of $864 million increased $37 million, or 4%, from $827 million in second quarter 2016, reflecting higher other operating expense driven by the $15 million impact of operating lease impairments. Underlying noninterest expense increased 3%* from second quarter 2016. Salaries and employee benefits and equipment expenses were stable as a decrease tied to the timing of incentive payments offset an increase in compensation costs and the impact of our growth initiatives. Outside services increased $10 million compared to the prior year quarter, largely reflecting an increase in retail loan origination and servicing costs and costs tied to our efficiency initiatives. Other operating expense increased $20 million, reflecting the impact of the operating lease impairments, and higher FDIC expense and advertising and public relations costs, partially offset by lower credit-collection costs.

Noninterest expense of $1.7 billion in first half 2017 increased $80 million, or 5%, compared to first half 2016, reflecting the $15 million impact of operating lease impairments, an increase in FDIC expense and higher fraud and regulatory costs. Results also reflected an increase in salaries and employee benefits driven by higher

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

revenue-based incentives and merit increase. First half 2017 results also reflected increases in outside services, occupancy, amortization of software and equipment expense. Before the impact of operating lease impairments, Underlying noninterest expense increased 4%* compared with first half 2016.
Income Tax Expense
Income tax expense was $144 million and $118 million in second quarter 2017 and 2016, respectively. This resulted in an effective tax rate of 31.1% and 32.6% in second quarter 2017 and 2016, respectively. The decrease in the effective tax rate was primarily attributable to the impact of investments in historic tax credits.
Income tax expense was $258 million and $227 million in first half 2017 and 2016, respectively. This resulted in an effective tax rate of 28.8% and 32.7% in first half 2017 and 2016, respectively. The decrease in the effective income tax rate was driven by the impact of the settlement of certain state tax matters, investments in historic tax credits, and the accounting method change for share-based compensation (FASB Accounting Standards Update 2016-09) which we adopted in January 2017 on a prospective basis.
At June 30, 2017, our net deferred tax liability was $740 million, compared with $714 million at December 31, 2016. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives, partially offset by the tax effect of differences in the timing of deductions and income items for financial statement purposes versus taxable income purposes. For further discussion, see Note 9 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The Trump administration has announced plans to introduce tax reform intended to lower corporate income tax rates. Any legislation affecting income tax rates could have an impact on our future effective tax rate, the significance of which would depend on the timing, nature and scope of any such legislation, as well as the level and composition of our earnings. If tax legislation is passed, a reduction in the corporate income tax rate could lower our annual effective income tax rate and result in a one-time tax benefit associated with a reduction in our net deferred tax liability.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our operating segments, Other and consolidated:

	As of and for the Three Months Ended June 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$657	$344	$25	$1,026
Noninterest income	229	130	11	370
Total revenue	886	474	36	1,396
Noninterest expense	644	192	28	864
Profit before provision for credit losses	242	282	8	532
Provision for credit losses	60	1	9	70
Income (loss) before income tax expense (benefit)	182	281	(1)	462
Income tax expense (benefit)	64	94	(14)	144
Net income	$118	$187	$13	$318
Loans and leases (period-end) (1)	$58,537	$48,363	$2,853	$109,753
Average Balances:
Total assets	$59,244	$49,731	$40,903	$149,878
Total loans and leases (1)	57,922	48,772	3,073	109,767
Deposits	75,107	28,744	6,939	110,790
Interest-earning assets	57,973	48,923	30,691	137,587
Key Performance Metrics:
Net interest margin (2)	4.54%	2.82%	NM	2.97%
Efficiency ratio	72.64	40.48	NM	61.94
Average loans to average deposits ratio (1)	77.12	169.68	NM	99.08
Return on average total tangible assets (2)	0.80	1.51	NM	0.89
Return on average tangible common equity (2) (3)	8.57	13.37	NM	9.57
(1) Includes loans held for sale.
(2) Ratios for the period ended June 30, 2017 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended June 30, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$602	$314	$7	$923
Noninterest income	219	122	14	355
Total revenue	821	436	21	1,278
Noninterest expense	632	186	9	827
Profit before provision for credit losses	189	250	12	451
Provision for credit losses	49	(1)	42	90
Income (loss) before income tax expense (benefit)	140	251	(30)	361
Income tax expense (benefit)	50	87	(19)	118
Net income (loss)	$90	$164	($11)	$243
Loans and leases (period-end) (1)	$54,999	$46,455	$2,947	$104,401
Average Balances:
Total assets	$55,660	$47,388	$39,131	$142,179
Total loans and leases (1)	54,353	46,073	3,059	103,485
Deposits	71,863	25,113	7,005	103,981
Interest-earning assets	54,400	46,170	28,922	129,492
Key Performance Metrics:
Net interest margin (2)	4.45%	2.74%	NM	2.84%
Efficiency ratio	76.98	42.88	NM	64.71
Average loans to average deposits ratio (1)	75.63	183.46	NM	99.52
Return on average total tangible assets (2)	0.65	1.39	NM	0.72
Return on average tangible common equity (2) (3)	7.09	13.04	NM	7.30

(1) Includes loans held for sale.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$1,295	$690	$46	$2,031
Noninterest income	449	264	36	749
Total revenue	1,744	954	82	2,780
Noninterest expense	1,291	382	45	1,718
Profit before provision for credit losses	453	572	37	1,062
Provision for credit losses	124	20	22	166
Income before income tax expense (benefit)	329	552	15	896
Income tax expense (benefit)	116	185	(43)	258
Net income	$213	$367	$58	$638
Loans and leases (period-end) (1)	$58,537	$48,363	$2,853	$109,753
Average Balances:
Total assets	$58,954	$49,488	$40,893	$149,335
Total loans and leases (1)	57,617	48,465	3,129	109,211
Deposits	74,623	28,858	6,893	110,374
Interest-earning assets	57,668	48,605	30,729	137,002
Key Performance Metrics:
Net interest margin (2)	4.53%	2.86%	NM	2.97%
Efficiency ratio	74.00	40.14	NM	61.81
Average loans to average deposits ratio (1)	77.21	167.94	NM	98.95
Return on average total tangible assets (2)	0.73	1.50	NM	0.90
Return on average tangible common equity (2) (3)	7.83	13.28	NM	9.62
(1) Includes loans held for sale.
(2) Ratios for the period ended June 30, 2017 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2016
(dollars in millions)	Consumer Banking		Commercial Banking	Other(4)	Consolidated
Net interest income	$1,183		$614	$30	$1,827
Noninterest income	427		221	37	685
Total revenue	1,610		835	67	2,512
Noninterest expense	1,248		373	17	1,638
Profit before provision for credit losses	362		462	50	874
Provision for credit losses	112		8	61	181
Income (loss) before income tax expense (benefit)	250		454	(11)	693
Income tax expense (benefit)	89		157	(19)	227
Net income	$161		$297	$8	$466
Loans and leases (period-end) (1)	$54,999		$46,455	$2,947	$104,401
Average Balances:
Total assets	$55,388		$46,346	$38,745	$140,479
Total loans and leases (1)	54,049	—	44,986	3,017	102,052
Deposits	71,367		24,973	6,641	102,981
Interest-earning assets	54,097		45,078	28,654	127,829
Key Metrics
Net interest margin (2)	4.40%		2.74%	NM	2.85%
Efficiency ratio	77.52		44.73	NM	65.18
Average loans to average deposits ratio (1)	75.73		180.14	NM	99.10
Return on average total tangible assets (2)	0.58		1.29	NM	0.70
Return on average tangible common equity (2) (3)	6.34		12.14	NM	6.96
(1) Includes loans held for sale.
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

We operate our business through two operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units. For management reporting purposes, we present the goodwill balance (and any related impairment charges) in Other.
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
Consumer Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	Percent	2017	2016	Change		Percent
Net interest income	$657	$602	$55	9%	$1,295	$1,183	$112		9%
Noninterest income	229	219	10	5	449	427	22		5
Total revenue	886	821	65	8	1,744	1,610	134		8
Noninterest expense	644	632	12	2	1,291	1,248	43		3
Profit before provision for credit losses	242	189	53	28	453	362	91		25
Provision for credit losses	60	49	11	22	124	112	12		11
Income before income tax expense	182	140	42	30	329	250	79		32
Income tax expense	64	50	14	28	116	89	27		30
Net income	$118	$90	$28	31	$213	$161	$52		32
Loans and leases (period-end) (1)	$58,537	$54,999	$3,538	6	$58,537	$54,999	$3,538		6
Average Balances:
Total assets	$59,244	$55,660	$3,584	6%	$58,954	$55,388	$3,566		6%
Total loans and leases (1)	57,922	54,353	3,569	7	57,617	54,049	3,568		7
Deposits	75,107	71,863	3,244	5	74,623	71,367	3,256		5
Interest-earning assets	57,973	54,400	3,573	7	57,668	54,097	3,571		7
Key Performance Metrics:
Net interest margin (2)	4.54%	4.45%	9 bps		4.53%	4.40%	13	bps
Efficiency ratio	72.64	76.98	(434) bps		74.00	77.52	(352	) bps
Average loans to average deposits ratio (1)	77.12	75.63	149 bps		77.21	75.73	148	bps
Return on average total tangible assets (2)	0.80	0.65	15 bps		0.73	0.58	15	bps
Return on average tangible common equity (2) (3)	8.57	7.09	148 bps		7.83	6.34	149	bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended June 30, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $118 million increased $28 million, or 31%, from $90 million in second quarter 2016, reflecting a $65 million increase in total revenue relative to a $12 million increase in noninterest expense. Net interest income of $657 million increased $55 million, or 9%, from second quarter 2016, driven by a $3.6 billion increase in average loans led by mortgage, education and retail unsecured with higher loan yields that included the benefit of mix shift and higher rates, partially offset by an increase in deposit costs.
Noninterest income of $229 million increased $10 million, or 5%, from second quarter 2016, driven by higher card fees, which reflected the benefit of revised contract terms for processing fees and an increase in purchase volumes, along with higher mortgage banking fees, which reflect an increase in production fees, and higher wealth

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

fees, partially offset by lower service charges and fees. Noninterest expense of $644 million increased $12 million, or 2%, from $632 million in second quarter 2016, reflecting higher outside services, FDIC expense, software amortization and advertising expense as well as increased occupancy costs related to branch rationalization. These results were partially offset by a decrease in salaries and benefits, largely reflecting a change in timing of incentive payments, as well as lower credit collection costs and fraud expense. Provision for credit losses of $60 million increased $11 million, or 22%, from $49 million in second quarter 2016, primarily driven by higher net charge-offs in auto and retail unsecured.
Consumer Banking net income of $213 million increased $52 million, or 32%, from $161 million in first half 2016, as the benefit of a $134 million increase in revenue more than offset a $43 million increase in noninterest expense. Net interest income of $1.3 billion increased $112 million, or 9% from first half 2016, driven by the benefit of a $3.6 billion increase in average loans led by mortgage, education and retail unsecured categories with improved loan yields which reflected the benefit of higher rates and improved mix, partially offset by an increase in deposit costs.
Noninterest income increased $22 million, or 5%, from first half 2016, driven by an increase in card fees and mortgage banking fees partially offset by lower service charges and fees. Noninterest expense of $1.3 billion increased $43 million, or 3%, from first half 2016, driven by higher outside services, FDIC expense, salaries and benefits, occupancy costs, software amortization and advertising expense. These results were partially offset by lower credit collection costs. Provision for credit losses of $124 million increased $12 million, or 11%, from $112 million in first half 2016, largely driven by higher net charge-offs in auto.
Commercial Banking

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net interest income	$344	$314	$30	10%	$690	$614	$76	12%
Noninterest income	130	122	8	7	264	221	43	19
Total revenue	474	436	38	9	954	835	119	14
Noninterest expense	192	186	6	3	382	373	9	2
Profit before provision for credit losses	282	250	32	13	572	462	110	24
Provision for credit losses	1	(1)	2	200	20	8	12	150
Income before income tax expense	281	251	30	12	552	454	98	22
Income tax expense	94	87	7	8	185	157	28	18
Net income	$187	$164	$23	14	$367	$297	$70	24
Loans and leases (period-end) (1)	$48,363	$46,455	$1,908	4	$48,363	$46,455	$1,908	4
Average Balances:
Total assets	$49,731	$47,388	$2,343	5%	$49,488	$46,346	$3,142	7%
Total loans and leases (1)	48,772	46,073	2,699	6	48,465	44,986	3,479	8
Deposits	28,744	25,113	3,631	14	28,858	24,973	3,885	16
Interest-earning assets	48,923	46,170	2,753	6	48,605	45,078	3,527	8
Key Performance Metrics:
Net interest margin (2)	2.82%	2.74%	8 bps		2.86%	2.74%	12 bps
Efficiency ratio	40.48	42.88	(240) bps		40.14	44.73	(459) bps
Average loans to average deposits ratio (1)	169.68	183.46	(1,378) bps		167.94	180.14	(1,220) bps
Return on average total tangible assets (2)	1.51	1.39	12 bps		1.50	1.29	21 bps
Return on average tangible common equity (2) (3)	13.37	13.04	33 bps		13.28	12.14	114 bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended June 30, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Commercial Banking net income of $187 million increased $23 million, or 14%, from $164 million in second quarter 2016, driven by a $38 million increase in total revenue, partially offset by a $6 million increase in noninterest expense and a $2 million increase in provision for credit losses. Net interest income of $344 million increased $30 million, or 10%, from $314 million in second quarter 2016, driven by 6% average loan growth and improved loan yields, partially offset by higher deposit costs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Average loans and leases increased $2.7 billion from second quarter 2016, driven by growth in Commercial Real Estate, Franchise Finance, Mid-corporate and Industry Verticals and Middle Market, partially offset by the impact of the third quarter 2016 transfer of loans and leases to non-core. Additionally, second quarter 2017 results include a $122 million decline in commercial average loans and leases resulting from the sale of $512 million of lower-return loan and leases related to balance sheet optimization efforts.
Noninterest income of $130 million increased $8 million, or 7%, from $122 million in second quarter 2016, reflecting strength in capital markets, letter of credit and loan fees as well as card fees, partially offset by the $4 million impact of the lease impairment. Noninterest expense of $192 million increased $6 million, or 3%, from $186 million in second quarter 2016, reflecting higher FDIC expense and higher outside services, software amortization and equipment expense. Results also reflect stable salaries and employee benefits as a reduction tied to a change in timing of incentive payments offset higher compensation expense and the impact of growth initiatives.
Commercial Banking net income of $367 million increased $70 million, or 24%, from $297 million in first half 2016, as the benefit of a $119 million increase in total revenue was partially offset by a $9 million increase in noninterest expense and a $12 million increase in provision for credit losses. Net interest income of $690 million increased $76 million, or 12%, from $614 million in first half 2016, reflecting a $3.5 billion increase in average loans and leases, improved loan and deposit spreads, and a $3.9 billion increase in average deposits.
Noninterest income of $264 million increased $43 million, or 19%, from first half 2016, reflecting strength in capital markets, foreign exchange and interest rate products and letter of credit and loan fees, partially offset by a $4 million impact related to finance lease impairments. Noninterest expense of $382 million increased $9 million, or 2%, from $373 million in first half 2016, largely driven by higher salaries and employee benefits, FDIC expense, software amortization and equipment expense, partially offset by a reduction in outside services. Provision for credit losses of $20 million increased $12 million from first half 2016, driven by higher net charge-offs.
Other

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net interest income	$25	$7	$18	NM	$46	$30	$16	53%
Noninterest income	11	14	(3)	(21)	36	37	(1)	(3)
Total revenue	36	21	15	71	82	67	15	22
Noninterest expense	28	9	19	211	45	17	28	165
Profit before provision for credit losses	8	12	(4)	(33)	37	50	(13)	(26)
Provision for credit losses	9	42	(33)	(79)	22	61	(39)	(64)
(Loss) income before income tax benefit	(1)	(30)	29	97	15	(11)	26	236
Income tax benefit	(14)	(19)	5	26	(43)	(19)	(24)	(126)
Net income (loss)	$13	($11)	$24	218	$58	$8	$50	NM
Loans and leases (period-end) (1)	$2,853	$2,947	($94)	(3)	$2,853	$2,947	($94)	(3)
Average Balances:
Total assets	$40,903	$39,131	$1,772	5%	$40,893	$38,745	$2,148	6%
Total loans and leases (1)	3,073	3,059	14	0	3,129	3,017	112	4
Deposits	6,939	7,005	(66)	(1)	6,893	6,641	252	4
Interest-earning assets	30,691	28,922	1,769	6	30,729	28,654	2,075	7
(1)  Includes loans held for sale.

Other net income of $13 million increased $24 million from second quarter 2016. Net interest income increased $18 million, driven by higher residual funds transfer pricing and higher investment portfolio income, partially offset by higher funding costs. Noninterest income decreased $3 million, driven by a $7 million impact related to finance lease impairments. Noninterest expense increased $19 million from second quarter 2016, driven by the $15 million impact of operating lease impairments. Provision for credit losses decreased $33 million, reflecting a second quarter 2017 reserve release compared to a reserve build in second quarter 2016 and lower net charge-offs. Additionally, second quarter 2017 results include the impact of the sale of $84 million lower-return loans and leases related to balance sheet optimization efforts.
Other net income of $58 million increased from $8 million in first half 2016, driven by a $23 million benefit related to settlement of state tax matters that lowered our consolidated effective tax rate by 2.5%. Results also

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

reflect lower net charge-offs and a reserve build of $4 million in first half 2017, compared to a reserve build of $33 million in first half 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	June 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury and other	$12	$12	$30	$30	($18)	(60%)
State and political subdivisions	7	7	8	8	(1)	(13)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,001	18,877	19,231	19,045	(168)	(1)
Other/non-agency	363	361	427	401	(40)	(10)
Total mortgage-backed securities	19,364	19,238	19,658	19,446	(208)	(1)
Total debt securities	19,383	19,257	19,696	19,484	(227)	(1)
Marketable equity securities	—	—	5	5	(5)	(100)
Other equity securities	—	—	12	12	(12)	(100)
Total equity securities	—	—	17	17	(17)	(100)
Total securities available for sale	$19,383	$19,257	$19,713	$19,501	($244)	(1%)
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,080	$4,072	$4,126	$4,094	($22)	(1%)
Other/non-agency	887	914	945	964	(50)	(5)
Total securities held to maturity	$4,967	$4,986	$5,071	$5,058	($72)	(1)
Total securities available for sale and held to maturity	$24,350	$24,243	$24,784	$24,559	($316)	(1%)

As of June 30, 2017, the fair value of the AFS and HTM securities portfolio decreased $316 million to $24.2 billion, compared with $24.6 billion as of December 31, 2016, primarily due to $530 million of securities that were sold at period-end.

As of June 30, 2017, our securities portfolio’s average effective duration was 4.0 years compared with 4.3 years as of December 31, 2016, given lower long-term rates that drove an increase in securities’ prepayment speeds.  We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent the vast majority of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio and the liquidity stress test. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

(in millions)	June 30, 2017	December 31, 2016	Change	Percent
Commercial	$37,329	$37,274	$55	—%
Commercial real estate	11,213	10,624	589	6
Leases	3,346	3,753	(407)	(11)
Total commercial	51,888	51,651	237	—
Residential mortgages	16,082	15,115	967	6
Home equity loans	1,606	1,858	(252)	(14)
Home equity lines of credit	13,696	14,100	(404)	(3)
Home equity loans serviced by others	647	750	(103)	(14)
Home equity lines of credit serviced by others	182	219	(37)	(17)
Automobile	13,449	13,938	(489)	(4)
Education (1)	7,720	6,610	1,110	17
Credit cards	1,711	1,691	20	1
Other retail	2,065	1,737	328	19
Total retail	57,158	56,018	1,140	2
Total loans and leases (2) (3)	$109,046	$107,669	$1,377	1%
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
(2) Excluded from the table above are loans held for sale totaling $707 million and $625 million as of June 30, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.6 billion and $17.3 billion at June 30, 2017 and December 31, 2016, respectively.
Total loans and leases of $109.0 billion as of June 30, 2017 increased $1.4 billion from $107.7 billion as of December 31, 2016, reflecting growth in both commercial and retail products. Total commercial loans and leases of $51.9 billion increased $237 million from $51.7 billion as of December 31, 2016, reflecting commercial real estate loan growth of $589 million and commercial loan growth of $55 million, partially offset by a decline in leases. The change in commercial loans also reflects the impact of the second quarter 2017 sale of $596 million of lower-return, non-strategic commercial loans and leases associated with balance sheet optimization initiatives. Total retail loans of $57.2 billion increased by $1.1 billion from $56.0 billion as of December 31, 2016, largely driven by a $1.1 billion increase in education loans and a $967 million increase in residential mortgage loans, partially offset by lower home equity balances and auto loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below presents the composition of our non-core assets:

(in millions)	June 30, 2017	December 31, 2016	Change	Percent
Commercial	$74	$144	($70)	(49%)
Commercial real estate	36	59	(23)	(39)
Leases	778	874	(96)	(11)
Total commercial	888	1,077	(189)	(18)
Residential mortgages	158	173	(15)	(9)
Home equity loans	33	45	(12)	(27)
Home equity lines of credit	39	50	(11)	(22)
Home equity loans serviced by others	647	750	(103)	(14)
Home equity lines of credit serviced by others	182	219	(37)	(17)
Education	272	291	(19)	(7)
Total retail	1,331	1,528	(197)	(13)
Total non-core loans	2,219	2,605	(386)	(15)
Other assets	133	155	(22)	(14)
Total non-core assets	$2,352	$2,760	($408)	(15%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.4 billion as of June 30, 2017 decreased $408 million, or 15%, from December 31, 2016.
Retail non-core loan balances of $1.3 billion decreased $197 million, or 13%, compared to December 31, 2016. The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $829 million as of June 30, 2017, compared to $969 million as of December 31, 2016. The SBO portfolio represented less than 3% of the retail real estate secured portfolio and approximately 1% of the overall retail loan portfolio as of June 30, 2017. The SBO portfolio consists of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $435 million and $505 million as of June 30, 2017 and December 31, 2016, respectively.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 710 and CLTV of 85% as of June 30, 2017. The proportion of the portfolio in a second lien position was 97% with 70% of the portfolio in out-of-footprint geographies. SBO net charge-offs were in a net recovery position of $2 million, a decrease of $9 million compared to the three months ended June 30, 2016, driven by portfolio seasoning and balance liquidation. SBO net charge-offs were zero for the six months ended June 30, 2017, which was a decrease of $14 million compared to the six months ended June 30, 2016, driven by continued portfolio seasoning, recoveries from aged charge-offs, and balance liquidation.
Commercial non-core loan and lease balances of $888 million decreased $189 million, or 18%, from $1.1 billion as of December 31, 2016. The largest component of our commercial non-core portfolio is an aircraft-related loan and lease portfolio tied to legacy-Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $780 million as of June 30, 2017 and $917 million as of December 31, 2016. During second quarter 2017, we recorded a $26 million pre-tax impairment write-down largely related to certain large-cabin aircraft lease assets primarily in the non-core portfolio.
Allowance for Credit Losses and Nonperforming Assets
The allowance for credit losses, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 1 “Significant Accounting Policies” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The allowance for credit losses totaled $1.3 billion at June 30, 2017 and December 31, 2016. The ALLL represented 1.12% of total loans and leases and 119% of nonperforming loans and leases as of June 30, 2017 compared with 1.15% and 118%, respectively, as of December 31, 2016. The reserve for unfunded lending commitments increased $21 million from December 31, 2016 due to increased commitment volume and additional reserve requirements. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
Overall credit quality continued to improve, reflecting growth in higher quality, lower risk retail loans and broadly stable asset quality in commercial categories. Nonperforming loans and leases of $1.0 billion as of June 30, 2017 decreased $20 million from December 31, 2016 as a $47 million decrease in retail, largely real-estate secured categories, was partially offset by a $27 million increase in commercial, largely driven by an increase in commodities-related credits which was partially offset by decreases in commercial real estate. Net charge-offs of $162 million for the six months ended June 30, 2017 increased $14 million, or 9%, from $148 million for the six months ended June 30, 2016, reflecting an increase in commercial net charge-offs, largely driven by an increase in commodities-related credits. Annualized net charge-offs as a percentage of total average loans of 0.30% for the six months ended June 30, 2017 was stable compared to the six months ended June 30, 2016.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans and commercial real estate loans and leases. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.
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
As of June 30, 2017, nonperforming commercial loans and leases increased $27 million to $414 million, compared to $387 million as of December 31, 2016, largely driven by an increase in commodities-related credits which was partially offset by decreases in commercial real estate. As of June 30, 2017, total commercial nonperforming loans were 0.8% of the commercial loan portfolio, compared to 0.7% as of December 31, 2016. Total commercial loan and lease portfolio net charge-offs of $14 million and $33 million for the three and six months ended June 30, 2017, compared to net charge-offs of $2 million and $11 million for the three and six months ended June 30, 2016. The commercial loan and lease portfolio annualized net charge-off rate of 10 and 13 basis points for the three and six months ended June 30, 2017, compared to one basis point and five basis points for the three and six months ended June 30, 2016.
Total commercial criticized loans and leases portfolio of $2.7 billion, or 5.3% of the portfolio, compared to $2.9 billion, or 5.6%, at December 31, 2016. Commercial criticized balances were $2.1 billion, or 5.5%, of commercial loans as of June 30, 2017, compared to $2.3 billion, or 6.1%, as of December 31, 2016. Commercial real estate criticized balances of $535 million, or 4.8% of the commercial real estate portfolio, compared to $478 million, or 4.5%, as of December 31, 2016. Commercial criticized loans to total criticized loans of 76% as of June 30, 2017 remained relatively stable compared to 78% as of December 31, 2016. Commercial real estate accounted for 20% of total criticized loans as of June 30, 2017, compared to 16% as of December 31, 2016.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to regularly review and monitor credit quality trends. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to grow selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios. Retail loans of $57.2 billion increased $1.1 billion from December 31, 2016, driven by growth in unsecured retail loans, including merchant financed partnerships, education finance loans, including education refinance, and residential mortgages.
The credit composition of our retail loan portfolio at June 30, 2017 reflected an average refreshed FICO score of 760, which was relatively flat compared to December 31, 2016. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available value of the

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

property and was 61% as of June 30, 2017 and 62% as of December 31, 2016. Retail asset quality continued to improve with an annualized net charge-off rate of 0.44% and 0.47% for the three and six months ended June 30, 2017, respectively, compared to 0.48% and 0.51% for the three and six months ended June 30, 2016, respectively, driven by improving asset quality and a shift in the portfolio mix. Nonperforming retail loans as a percentage of total retail loans were 1.07% as of June 30, 2017, a decrease of ten basis points from December 31, 2016.
HELOC Payment Shock
We monitor the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. To help manage this potential exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of June 30, 2017, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 94% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of June 30, 2017, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances had been refinanced, paid off or were current on payments, 4% were past due and 1% had been charged off.
As of June 30, 2017, a total of $615 million of HELOC balances are scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2017. For the $4.3 billion HELOC portfolio scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between July 1, 2017 and December 31, 2021, 46% was secured by a first lien, with a weighted average FICO score of the borrowers of 763 and a LTV ratio of 59%. Those results compare to the total HELOC portfolio of $13.9 billion that was 51% secured by a first lien, with a weighted average FICO score of the borrowers of 768 and a LTV ratio of 60%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
As of June 30, 2017, $804 million of retail loans were classified as retail TDRs, a stable trend compared with $799 million as of December 31, 2016. As of June 30, 2017, $225 million of retail TDRs were in nonaccrual status with 58% current with payments, a slight improvement compared to $233 million in nonaccrual status with 55% current on payments at December 31, 2016. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment. Loans are classified as TDRs until paid off, sold or refinanced at market terms.

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
The following tables present an aging of our retail TDRs:

	June 30, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$141	$3	$4	$40	$188
Home equity loans	116	3	2	19	140
Home equity lines of credit	179	4	3	24	210
Home equity loans serviced by others	49	1	1	3	54
Home equity lines of credit serviced by others	7	—	—	2	9
Automobile	19	2	1	—	22
Education	141	3	1	1	146
Credit cards	22	1	1	1	25
Other retail	10	—	—	—	10
Total	$684	$17	$13	$90	$804

	December 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$115	$12	$5	$46	$178
Home equity loans	116	8	3	18	145
Home equity lines of credit	164	7	4	21	196
Home equity loans serviced by others	53	3	1	3	60
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	17	1	1	—	19
Education	148	3	2	2	155
Credit cards	23	1	1	1	26
Other retail	11	—	—	—	11
Total	$653	$35	$17	$94	$799

The following tables present the accrual status of our retail TDRs:

	June 30, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$129	$59	$188
Home equity loans	102	38	140
Home equity lines of credit	135	75	210
Home equity loans serviced by others	40	14	54
Home equity lines of credit serviced by others	4	5	9
Automobile	12	10	22
Education	122	24	146
Credit cards	25	—	25
Other retail	10	—	10
Total	$579	$225	$804

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$117	$61	$178
Home equity loans	102	43	145
Home equity lines of credit	126	70	196
Home equity loans serviced by others	43	17	60
Home equity lines of credit serviced by others	4	5	9
Automobile	10	9	19
Education	128	27	155
Credit cards	25	1	26
Other retail	11	—	11
Total	$566	$233	$799
Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances on wholesale funding hedges totaled $4.0 billion as of June 30, 2017 and $3.0 billion as of December 31, 2016, respectively. Pay-fixed rates on the swaps were 0.91% to 1.98% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $1.0 billion were forward starting positions which begin accruing interest in January 2018.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating-rate assets, and to hedge market risk on fixed-rate capital markets debt issuances. At June 30, 2017 and December 31, 2016, the notional amount of receive-fixed swap hedges totaled $12.8 billion and $10.4 billion, respectively. As of June 30, 2017 and December 31, 2016, the fixed-rate ranges were 0.88% to 1.87% and 0.88% to 1.84%, respectively. We paid one-month and three-month LIBOR on these swaps.
In second quarter 2017, we hedged $1.8 billion of floating-rate commercial loans with a three-year receive-fixed interest rate swaps in CBPA to hedge exposure to declining interest rates. An offsetting $1.5 billion of receive-fixed swaps hedging floating-rate commercial loans were terminated in CBNA. Our new hedges and terminations amounted to adding $250 million in three-year receive-fixed exposure. We also established a $500 million fair value hedge using a receive-fixed interest rate swap against the $500 million five-year fixed-rate senior debt, related to CBNA’s $1.5 billion senior note issuance in May 2017.
We also sell interest rate swaps and foreign exchange forwards to commercial customers. Interest rate and foreign exchange derivative contracts are transacted to effectively minimize our market risk associated with the customer derivative contracts.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our derivative assets and liabilities. The assets and liabilities recorded for derivatives on our Consolidated Balance Sheets reflect the market value of these transactions. For additional information regarding our derivative instruments, see Note 10 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

	June 30, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$16,800	$4	$3	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	65,980	337	274	54,656	557	452
Foreign exchange contracts	10,120	132	121	8,039	134	126
Other contracts	1,380	11	5	1,498	16	7
Total derivatives not designated as hedging instruments		480	400		707	585
Gross derivative fair values		484	403		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(70)	(70)		(106)	(106)
Less: Cash collateral applied (3)		(6)	(174)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$408	$159		$627	$659
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
(2) Amounts reflect variation margin payments that are characterized as settlement per the rules of our central counterparties that became effective January 3, 2017.
(3) Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

At June 30, 2017, the overall derivative asset value decreased $219 million and the liability balance decreased by $500 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheets in 2017. Effective January 3, 2017, the London Clearing House and Chicago Mercantile Exchange amended their respective rules to legally characterize the variation margin payments on centrally cleared derivative contracts as settlement of those derivatives (rather than the posting of collateral). As a result of this change, we modified our balance sheet presentation of centrally cleared interest rate swaps in 2017, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, the variation margin balances were characterized as collateral and reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
Deposits
The table below presents the major components of our deposits:

(in millions)	June 30, 2017	December 31, 2016	Change	Percent
Demand	$27,814	$28,472	($658)	(2%)
Checking with interest	22,497	20,714	1,783	9
Regular savings	9,542	8,964	578	6
Money market accounts	38,275	38,176	99	—
Term deposits	15,485	13,478	2,007	15
Total deposits	$113,613	$109,804	$3,809	3%

Total deposits as of June 30, 2017 increased $3.8 billion, or 3%, to $113.6 billion, compared to $109.8 billion as of December 31, 2016, as growth across term deposits, checking with interest, regular savings and money market products was partially offset by a decrease in demand deposits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	June 30, 2017	December 31, 2016	Change	Percent
Federal funds purchased	$—	$533	($533)	(100%)
Securities sold under agreements to repurchase	429	615	(186)	(30)
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,004	3,211	(1,207)	(38)
Total short-term borrowed funds	$2,433	$4,359	($1,926)	(44%)
Short-term borrowed funds of $2.4 billion decreased $1.9 billion from December 31, 2016, reflecting a $1.2 billion decline in other short-term borrowed funds (primarily short-term FHLB advances), a $533 million decrease in Fed funds purchased, and a $186 million decrease in securities sold under agreements to repurchase.
    As of June 30, 2017, our total contingent liquidity was $28.3 billion, consisting of $3.3 billion in net cash at the FRB (which is defined as cash less overnight Fed funds purchased), $18.5 billion in unencumbered high-quality and liquid securities, and $6.5 billion in unused FHLB borrowing capacity. Asset liquidity, a component of contingent liquidity, consisting of net cash at the FRB and unencumbered high-quality liquid securities assets, was $21.8 billion. Additionally, $12.5 billion in secured discount window capacity from the FRBs created total available liquidity of approximately $40.8 billion.
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.26%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.31	0.65	1.31	0.65	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,075	$968	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,507	4,764	3,508	4,764	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$808	$974	$845	$927	$947
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,275	3,743	2,617	3,421	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.36%	0.08%	0.28%	0.07%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.22	0.61	1.14	0.60	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	June 30, 2017	December 31, 2016
Citizens Financial Group, Inc.:
4.150% fixed-rate subordinated debt, due 2022	$347	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
2.375% fixed-rate senior unsecured debt, due 2021	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018	746	745
2.450% senior unsecured notes, due 2019	748	747
2.500% senior unsecured notes, due 2019	743	741
2.250% senior unsecured notes, due 2020	698	—
Floating-rate senior unsecured notes, due 2020	299	—
Floating-rate senior unsecured notes, due 2020	249	—
2.200% senior unsecured notes, due 2020	498	—
2.550% senior unsecured notes, due 2021	973	965
Floating-rate senior unsecured notes, due 2022	249	—
2.650% senior unsecured notes, due 2022	497	—
Federal Home Loan advances due through 2033	5,112	7,264
Other	24	10
Total long-term borrowed funds	$13,154	$12,790

Note: The balances above reflect the impact of unamortized deferred issuance costs and discounts. See Note 7 “Borrowed Funds” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

From an external issuance perspective, on February 24, 2017, we increased the size of CBNA’s Global Note Program from $5.0 billion to $8.0 billion. On March 2, 2017, CBNA issued $1.0 billion in three-year, senior bank debt, composed of $700 million in fixed-rate notes and $300 million in floating-rate notes indexed to 3-month LIBOR. On May 26, 2017, CBNA issued $1.5 billion in senior notes, consisting of $500 million of three-year fixed-rate notes, $250 million of three-year floating-rate notes, $500 million in five-year fixed-rate notes, and $250 million in five-year floating-rate notes. We also established a $500 million fair value hedge using a receive-fixed interest rate swap against the $500 million five-year fixed-rate senior debt, related to CBNA’s $1.5 billion senior note issuance in May 2017. Long-term borrowed funds of $13.2 billion as of June 30, 2017 increased $364 million from December 31, 2016, reflecting a $2.5 billion increase in the aforementioned senior bank debt, offset by a decrease of $2.2 billion in long-term FHLB borrowings. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales continues to be available. Additionally, capacity remains to grow deposits or issue senior or subordinated notes.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. On April 5, 2017, we submitted our 2017 Capital Plan and the results of the company-run stress tests to the FRB as part of the 2017 CCAR cycle. On June 28, 2017, the FRB did not object to our 2017 Capital Plan or to our proposed capital actions in the period beginning July 1, 2017 and ending June 30, 2018. Our 2017 Capital Plan includes proposed quarterly common dividends of $0.18 per share through the end of 2017 and $0.22 per share in 2018, and also includes a share repurchase plan of up to $850 million through second quarter 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions. On June 22, 2017, we published estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on http://investor.citizensbank.com.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2017 annual stress tests to the OCC on April 5, 2017 and published a summary of those results along with the stress test results of the bank holding company parent on June 22, 2017. CBPA submitted the results of its 2017 annual stress tests to the FDIC on July 31, 2017 and will publish its summary results as an update to the Parent Company/CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on our Investor Relations site between October 15 and October 31, 2017, as required by the FDIC for banks with $10 to $50 billion in total assets.
Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage.
The U.S. adoption of the Basel III Standardized approach by the Federal bank regulators became effective for CFG, CBNA and CBPA, on January 1, 2015 subject to a phase-in period extending through January 2019 (the “U.S. Basel III Standardized Transitional rules”). Among other changes, these regulations introduced a new capital conservation buffer (“CCB”) on top of the following three minimum risk-based capital ratios: CET1 capital of 4.5%, tier 1 capital of 6.0%, and total capital of 8.0%. The implementation of the CCB began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. As such, the CCB for 2017 increased to 1.250% on January 1, 2017. Banking institutions for which any risk-based capital ratio falls below its effective minimum (required minimum plus the applicable CCB) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized Transitional rules as well as pro forma U.S. Basel III Standardized ratios after full phase-in of all requirements by January 1, 2019:

	Transitional Basel III				Pro Forma Basel III Assuming Full Phase-in
(dollars in millions)	Actual Amount	Actual Ratio	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(7)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)	Actual Ratio(1)	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(8)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)
June 30, 2017
Common equity tier 1 capital(2)	$14,057	11.2%	5.8%	6.5%	11.2%	7.0%	6.5%
Tier 1 capital(3)	14,304	11.4	7.3	8.0	11.4	8.5	8.0
Total capital(4)	17,586	14.0	9.3	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,304	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	125,774
Quarterly adjusted average assets	144,404
December 31, 2016
Common equity tier 1 capital(2)	$13,822	11.2%	5.1%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,069	11.4	6.6	8.0	11.3	8.5	8.0
Total capital(4)	17,347	14.0	8.6	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,069	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	123,857
Quarterly adjusted average assets	141,677
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
(8) “Minimum Capital ratio” for 2016 and 2017 includes capital conservation buffer for Pro Forma Basel III of 2.5%; N/A to Tier 1 leverage.
(9) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions - CBNA and CBPA.

At June 30, 2017, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.4% and 14.0%, respectively, consistent with 11.2%, 11.4% and 14.0%, respectively, as of December 31, 2016. These capital ratios remained unchanged as net income for the six months ended June 30, 2017 was offset by risk-weighted asset growth and our 2016 Capital Plan actions over the period, which included common dividends of $143 million, preferred dividends of $7 million and the repurchase of $260 million of our outstanding common stock. At June 30, 2017, our CET1 capital, tier 1 capital and total capital ratios were 4.2%, 2.9% and 3.5%, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on both current and fully phased-in Basel III requirements, all ratios remained well above Basel III minima.
Standardized Approach
CFG, CBNA and CBPA calculate regulatory ratios using the U.S. Basel III Standardized approach, as defined by U.S. Federal bank regulators, for determining risk-weighted assets. The U.S. Basel III Standardized approach for risk weighting assets expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Under this approach, no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. At June 30, 2017, we estimate our CET1 capital, CET1 capital ratio and total risk-weighted assets using the U.S. Basel III Standardized approach, on a fully phased-in basis, to be $14.1 billion, 11.2% and $126.0 billion, respectively. Our estimates may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of these rules evolve.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides a reconciliation of regulatory ratios and ratio components using the U.S. Basel III Standardized Transitional rules and U.S. Basel III Standardized estimates on a fully phased-in basis for common equity tier 1 capital, total capital and risk-weighted assets:

(dollars in millions)	June 30, 2017	December 31, 2016
Common equity tier 1 capital	$14,057	$13,822
Impact of intangibles at 100%	—	—
Fully phased-in common equity tier 1 capital(1)	$14,057	$13,822
Total capital	$17,586	$17,347
Impact of intangibles at 100%	—	—
Fully phased-in total capital(1)	$17,586	$17,347
Risk-weighted assets	$125,774	$123,857
Impact of intangibles - 100% capital deduction	—	—
Impact of mortgage servicing assets at 250% risk weight	249	244
Fully phased-in risk-weighted assets(1)	$126,023	$124,101
Transitional common equity tier 1 capital ratio(2)	11.2%	11.2%
Fully phased-in common equity tier 1 capital ratio(1)(2)	11.2	11.1
Transitional total capital ratio(3)	14.0	14.0
Fully phased-in total capital ratio(1)(3)	14.0	14.0
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
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized Transitional rules totaled $14.1 billion at June 30, 2017, and increased $235 million from $13.8 billion at December 31, 2016, as net income for the six months ended June 30, 2017 was partially offset by the impact of common share repurchases and dividend payments over the period. Tier 1 capital at June 30, 2017 totaled $14.3 billion, reflecting a $235 million increase from $14.1 billion at December 31, 2016, driven by the changes in CET1 capital noted above. At June 30, 2017, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding which qualified as additional tier 1 capital. Total capital of $17.6 billion at June 30, 2017, increased $239 million from December 31, 2016, as net income for the six months ended June 30, 2017 and a small increase in the allowance for credit losses were partially offset by the impact of common share repurchases and dividend payments over the period.
Risk-weighted assets (“RWA”) totaled $125.8 billion at June 30, 2017, based on U.S. Basel III Standardized Transitional rules, up $1.9 billion from December 31, 2016. This increase was driven by growth in retail loans, including education and residential mortgage, as well as commercial real estate loan RWA. Included within the commercial real estate loan RWA increase was approximately $700 million which was tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of commercial loan sales, run-off in the auto portfolio and a reduction in market risk, as we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines for the second quarter 2017. The tier 1 leverage ratio remained stable from December 31, 2016 to June 30, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework:

	Transitional Basel III
(in millions)	June 30, 2017	December 31, 2016
Total common stockholders’ equity	$19,817	$19,499
Exclusions(1):
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	129	186
Derivatives	76	88
Unamortized net periodic benefit costs	389	394
Deductions:
Goodwill	(6,887)	(6,876)
Deferred tax liability associated with goodwill	535	532
Other intangible assets	(2)	(1)
Total common equity tier 1	14,057	13,822
Qualifying preferred stock	247	247
Total tier 1 capital	14,304	14,069
Qualifying long-term debt securities as tier 2	1,970	1,970
Allowance for loan and lease losses	1,219	1,236
Allowance for credit losses for off-balance sheet exposure	93	72
Total capital	$17,586	$17,347
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
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the FRB and to bank regulators. We prepare these plans in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s CCAR review process. In addition to the stress test requirements under CCAR, we also perform semi-annual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions
All of the following capital actions were part of our 2016 Capital Plan and completed during the six months ended June 30, 2017:

•	Declared and paid quarterly common stock dividends of $0.14 per share for the first and second quarters of 2017, aggregating to dividend payments of $143 million;

•
Declared and paid a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to a dividend payment of $7 million on April 6, 2017; and

•	Repurchased $260 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

During the four-quarter 2016 Capital Plan period ending June 30, 2017, we returned $957 million to our common shareholders, consisting of common stock dividends of $267 million and share repurchases of $690 million.
Consistent with our 2017 Capital Plan, on July 21, 2017, we announced that our Board of Directors declared a third quarter 2017 cash dividend of $0.18 per common share, an increase of $0.04 per share, or 29% compared with the second quarter 2017 dividend.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized Transitional rules:

	Transitional Basel III
	June 30, 2017		December 31, 2016
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital(1)	$11,462	11.2%	$11,248	11.2%
Tier 1 capital (2)	11,462	11.2	11,248	11.2
Total capital(3)	13,665	13.4	13,443	13.4
Tier 1 leverage(4)	11,462	10.1	11,248	10.3
Risk-weighted assets	102,109		100,491
Quarterly adjusted average assets	112,991		109,530

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,045	12.6%	$3,094	12.7%
Tier 1 capital (2)	3,045	12.6	3,094	12.7
Total capital(3)	3,279	13.5	3,333	13.6
Tier 1 leverage(4)	3,045	8.7	3,094	8.8
Risk-weighted assets	24,228		24,426
Quarterly adjusted average assets	35,070		35,057

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
CBNA CET1 capital under U.S. Basel III Standardized Transitional rules totaled $11.5 billion at June 30, 2017, up $214 million from $11.2 billion at December 31, 2016, reflecting the impact of net income partially offset by dividend payments for the six months ended June 30, 2017. At June 30, 2017, CBNA held minimal additional tier 1 capital. Total capital was $13.7 billion at June 30, 2017, an increase of $222 million from December 31, 2016, driven by the increases in CET1 capital and a small increase in the allowance for credit losses.
CBNA risk-weighted assets of $102.1 billion, based on U.S. Basel III Standardized Transitional rules at June 30, 2017, increased $1.6 billion from December 31, 2016, driven by growth in education, residential and commercial real estate loan RWA. Included within the commercial real estate loan RWA increase was approximately $400 million which was tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of commercial loan sales and a reduction in market risk, as CBNA did not meet the reporting threshold prescribed by Market Risk Capital Guidelines for second quarter 2017.
As of June 30, 2017, the CBNA tier 1 leverage ratio decreased approximately 12 basis points to 10.1% from 10.3% as of December 31, 2016, driven by a $3.5 billion increase in adjusted quarterly average total assets that drove a 32 basis point decline in the ratio, partially offset by a 20 basis point increase for higher CET1 capital described above.
CBPA CET1 capital under U.S. Basel III Standardized Transitional rules totaled $3.0 billion at June 30, 2017, and decreased $49 million from $3.1 billion at December 31, 2016, as the dividend payments were greater than the net income and amortization of deferred tax related to goodwill for the six months ended June 30, 2017. At June 30, 2017, there was no additional tier 1 capital. CBPA total capital of $3.3 billion at June 30, 2017 has decreased $54 million from December 31, 2016, driven by the decrease in CET1 capital and a small decrease in allowance for credit losses.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CBPA risk-weighted assets of $24.2 billion, based on U.S. Basel III Standardized Transitional rules at June 30, 2017, decreased $198 million from December 31, 2016, driven by decreases in residential mortgages, auto and commercial loans and mortgage-backed securities. These decreases were offset by an increase of approximately $300 million which was tied to a change of the RWA designation for certain commercial real estate loans in first quarter 2017, in addition to growth in education loan RWA.
As of June 30, 2017, the CBPA tier 1 leverage ratio decreased 14 basis points to 8.7% from 8.8% as of December 31, 2016, driven by the lower CET1 capital described above.
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
Parent Company Liquidity
Our Parent Company’s primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt; and (ii) externally issued senior and subordinated debt. Uses of liquidity include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) support for extraordinary funding requirements when necessary.
During the three month periods ended June 30, 2017 and 2016, the Parent Company paid dividends on common stock of $71 million and $64 million, respectively. In addition, during the three month period ended June 30, 2017, the Parent Company repurchased $130 million of its outstanding common stock. There were no share repurchases during the three month period ended June 30, 2016.
During the six month periods ended June 30, 2017 and 2016, the Parent Company paid dividends on common stock of $143 million and $117 million, respectively, and paid dividends on preferred stock of $7 million for both periods. During the six month period ended June 30, 2017 the Parent Company repurchased $260 million of its outstanding common stock. There were no share repurchases during the six month period ended June 30, 2016.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $641 million as of June 30, 2017 compared with $551 million as of December 31, 2016.
Our Parent Company’s liquidity risk is low for the following reasons: (i) the Parent Company has no material non-banking subsidiaries, and its banking subsidiaries are self-funding; (ii) the capital structures of the Parent Company’s banking subsidiaries are similar to the Parent Company’s capital structure; and, (iii) other cash flow requirements, such as operating expenses, are relatively small. The Parent Company’s double-leverage ratio (the combined equity of Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries. At June 30, 2017, the Parent Company’s double-leverage ratio was 101.7%.
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
From an external issuance perspective, on February 24, 2017, we increased the size of CBNA’s Global Note Program from $5.0 billion to $8.0 billion. On March 2, 2017, CBNA issued $1.0 billion in three-year senior notes, consisting of $700 million in fixed-rate notes and $300 million in floating-rate notes. On May 26, 2017, CBNA issued $1.5 billion in senior notes, consisting of $500 million of three-year fixed-rate notes, $250 million of three-year floating-rate notes, $500 million in five-year fixed-rate notes, and $250 million in five-year floating-rate notes.
Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet its payment obligations in a timely manner, at a reasonable cost. We manage liquidity risk at the consolidated enterprise level, and at the legal entity level, including at the Parent Company, CBNA and CBPA. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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

June 30, 2017
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At June 30, 2017, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to Bank Holding Companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of June 30, 2017.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2017:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 96.6%;

•	Our net overnight position (which is defined as cash balance held at the FRB less any overnight borrowings) totaled $3.3 billion;

•
Contingent liquidity was $28.3 billion, consisting of our net overnight position (defined above) of $3.3 billion, unencumbered high-quality liquid assets of $18.5 billion, and unused FHLB capacity of $6.5 billion. Asset liquidity (a component of contingent liquidity) was $21.8 billion consisting of our net overnight position of $3.3 billion and unencumbered high-quality and liquid securities of $18.5 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.5 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

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
Cash flows from operating activities contributed $537 million in first half 2017, driven by net income of $638 million and a net decrease in loans held for sale activity of $95 million. Net cash used by investing activities was $1.9 billion, primarily reflecting purchases in securities available for sale portfolio purchases of $2.3 billion and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

a net increase in loans and leases of $1.8 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.1 billion. Cash provided by financing activities was $1.8 billion, driven by proceeds from issuance of long-term borrowed funds of $10.1 billion and a net increase in deposits of $3.8 billion, partially offset by a net decrease in other short-term borrowed funds of $1.2 billion, and repayments of long-term FHLB advances of $9.8 billion. The $10.1 billion proceeds included $2.5 billion from issuances of medium-term debt and $7.6 billion in FHLB advances. These activities represented a cumulative increase in cash and cash equivalents of $463 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.2 billion as of June 30, 2017.
Cash flows from operating activities contributed $704 million in first half 2016. Net cash used by investing activities was $5.6 billion, primarily reflecting a net increase in loans and leases of $5.0 billion and securities available for sale portfolio purchases of $2.4 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.0 billion. Cash provided by financing activities was $5.5 billion, driven by net increase in deposits of $3.7 billion, and proceeds from issuance of long-term borrowed funds of $7.0 billion, partially offset by a net decrease in other short-term borrowed funds of $1.4 billion, and repayments of long-term borrowed funds of $3.6 billion. The $7.0 billion proceeds included $1.7 billion from issuances of medium term debt and $5.3 billion in FHLB advances. The $3.6 billion of repayments includes $3.5 billion repayments of FHLB advances and $125 million paid to repurchase subordinated debt. These activities represented a cumulative increase in cash and cash equivalents of $570 million, which, when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.7 billion as of June 30, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 11 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(in millions)	June 30, 2017	December 31, 2016	Change	Percent
Undrawn commitments to extend credit	$61,988	$60,872	$1,116	2%
Financial standby letters of credit	2,053	1,892	161	9
Performance letters of credit	41	40	1	3
Commercial letters of credit	66	43	23	53
Marketing rights	42	44	(2)	(5)
Risk participation agreements	22	19	3	16
Residential mortgage loans sold with recourse	8	8	—	—
Total	$64,220	$62,918	$1,302	2%
In first quarter 2017, we entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount for 2017 of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and we have a remaining maximum purchase commitment of $750 million. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. We may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
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
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

different from those estimates. Our most significant accounting policies and estimates are related to ALLL, fair value, goodwill, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016. No material changes were made to these valuation techniques or models during the six months ended June 30, 2017.
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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee (“ERC”), chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the ERC are the following additional committees, covering specific areas of risk: Compliance and Operational Risk Committee, Model Risk Committee, Credit Policy Committee, Asset/Liability Committee, Business Initiatives Review Committee, and the Ethics Oversight Committee.
Risk Framework
Our risk management framework is embedded in our business through a “Three Lines of Defense” model which defines responsibilities and accountabilities for risk management activities.
First Line of Defense
The business lines (including their associated support functions) are the first line of defense and are accountable for identifying, assessing, managing, and controlling the risks associated with the products and services they provide. The business lines are responsible for performing regular risk assessments to identify and assess the material risks that arise in their area of responsibility, complying with relevant risk policies, testing and certifying the adequacy and effectiveness of their operational and financial reporting controls on a regular basis, establishing and documenting operating procedures and establishing and owning a governance structure for identifying and managing risk.
Second Line of Defense
The second line of defense includes independent monitoring and control functions accountable for developing and ensuring implementation of risk and control frameworks and related policies. This centralized risk function is appropriately independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks, including credit, market, operational, regulatory, reputational, interest rate, liquidity and strategic risks.
Third Line of Defense
Our Internal Audit function is the third line of defense providing independent assurance with a view of the effectiveness of Citizens’ internal controls, governance practices, and culture so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to any and all Bank records, physical properties, and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to Citizens’ Audit Committee on a quarterly basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Our principal non-market risks include: credit, operational, regulatory, reputational, liquidity, and strategic risks. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including hedging of interest rate, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report on market risk. We actively manage both trading and non-trading market risks. See “—Market Risk” for further information. Our risk appetite is reviewed and approved by the Board Risk Committee.
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
Objective
The independent Credit Risk Function is responsible for reviewing and approving credit risk appetite across all lines of business and credit products, approving larger and higher risk credit transactions, monitoring portfolio performance, identifying problem credit exposures, and ensuring remedial management.
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
Governance
The primary mechanisms used to govern our credit risk function are our consumer and commercial credit policies. These policies outline the minimum acceptable lending standards that align with our desired risk appetite. Material changes in our business model and strategies that identify a need to change our risk appetite or highlight a risk not previously contemplated are identified by the individual committees and presented to the Credit Policy Committee, Executive Risk Committee and the Board Risk Committee for approval, as appropriate.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Commercial
On the commercial banking side of credit risk, the structure is broken into C&I loans and leases and CRE. Within C&I loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care and technology, mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no direct currency or commodity risk and de minimis equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our mortgage servicing rights.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest Rate Risk
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
A major source of structural interest rate risk is a difference in the repricing of assets, on the one hand, and liabilities and equity, on the other. First, there are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in LIBOR while the rate paid on debt or certificates of deposit may be fixed for a longer period. There are differences in the drivers of rate changes as well. Loans may be tied to a specific index rate such as LIBOR or Prime, while deposits may be only loosely correlated with LIBOR and depend on competitive demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty; and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is now fairly evenly split between the short and long ends of the yield curve. For the past eight years with the Federal Funds rate near zero, this risk had been asymmetrical with significantly more upside benefit than potential exposure. As interest rates have begun to rise, the risk position has become more symmetrical as rates can decline further before becoming floored at zero.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

This limit was increased from -10.0% in March 2017. With rates rising from historically low levels due to FRB rate increases in December 2016 and March 2017, exposure to falling rates has increased. As the following table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact as demonstrated in the following table.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2017	December 31, 2016
Instantaneous Change in Interest Rates
+200	10.4%	11.3%
+100	5.3	5.6
-100	(8.0)	(6.9)
-200	(11.8)	(9.8)
Gradual Change in Interest Rates
+200	5.5	5.9
+100	2.9	3.1
-100	(2.9)	(3.0)
-200	(7.3)	(6.2)
Asset sensitivity against a 200 basis point gradual increase in rates was 5.5% at June 30, 2017, a decline from 5.9% at December 31, 2016. The core asset sensitivity is the result of a faster repricing of the loan book relative to the deposit and equity funding. Economic growth over the past several years has led to a much improved labor market and the Fed has begun to slowly normalize interest rates. This upward trend in rates has benefited our net interest income and net interest margin as a result of the asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of June 30, 2017.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance mergers and acquisitions transactions for our clients.  We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential loss, and sub limits for specific asset classes.  Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in a formal committee meeting.
Mortgage Servicing Rights
We have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of June 30, 2017 and December 31, 2016, our mortgage servicing rights had a book value of $166 million and $162 million, respectively, and were carried at the lower of cost or fair value. As of June 30, 2017 and December 31, 2016, the fair value of the mortgage servicing rights was $184 million and $182 million, respectively. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Market Risk Governance
The market risk limit setting process is established in line with the formal enterprise risk appetite process and policy. This appetite reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries of how much market risk to take. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business and/or trading desk is permitted to operate and this is reviewed at least annually. Dealing authorities are structured to accommodate the client facing trades and hedges needed to manage the risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including VaR, open foreign currency positions, and single name risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
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
Value-at-Risk Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. During the quarter ending March 31, 2017, we integrated our secondary traded loans into our enterprise wide market risk platform for the calculation of VaR on the general interest rate risk embedded within the traded loans. And thus retired the associated standalone model that replicated the general VaR methodology on the traded loans (the related capital was historically reflected on the “de minimis” line in the following section in prior quarters). The measured VaR on the trading portfolio is now comprised of three covered position sub-portfolios (interest rate derivatives, foreign exchange, and traded loans). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a ten business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended June 30, 2017 and 2016, including high, low, average and period end Value-at-Risk for interest rate and foreign exchange rate risks, as well as total VaR.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended June 30, 2017, Citizens was not subject to the reporting threshold under the Market Risk Rule, as we did not meet the applicability threshold due to recent rule changes regarding recognition of variation margin, and as such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents, for information and comparison purposes, the results of our modeled and non-modeled measures for regulatory capital calculations as if we had met the threshold under the Market Risk Rule for both periods presented:

(in millions)	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$2	$—	$—	$—	$1	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	1	—
Credit Spread	3	2	3	2	—	—	—	—
General VaR	3	3	4	2	—	1	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$4	$2	$—	$—	$—	$—
Stressed General VaR	$11	$9	$11	$8	$1	$1	$3	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$11	$9	$11	$8	$1	$1	$3	$1
Market Risk Regulatory Capital	$35				$7
Specific Risk Not Modeled Add-on	11				6
de Minimis Exposure Add-on	2				14
Total Market Risk Regulatory Capital	$48				$27
Market Risk-Weighted Assets (calculated)	$596				$336
Market Risk-Weighted Assets (included in regulatory filing) (1)	$—				$336
 (1) For the three months ended June 30, 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.
Stressed VaR
SVaR is an extension of VaR, but uses a longer historical look-back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counter-balance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. In addition to risk management purposes, SVaR is also a component of market risk regulatory capital. We calculate SVaR daily under its own dynamic window regime. In a dynamic window regime, values of the ten-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

exposures, option prices, and credit spreads. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR, as it provides an indication of risk relative to each factor irrespective of historical market moves, and is an effective tool in evaluating the appropriateness of hedging strategies and concentrations.
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
VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owner. The independent review and validation focuses on the model methodology, market data, and performance. Independent review of market risk measurement models is the responsibility of Citizens’ Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with the U.S. banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016.
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

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$904	$955
Interest-bearing cash and due from banks	3,263	2,749
Interest-bearing deposits in banks	433	439
Securities available for sale, at fair value (including $100 and $256 pledged to creditors, respectively) (a)	19,257	19,501
Securities held to maturity (including fair value of $4,986 and $5,058, respectively)	4,967	5,071
Other investment securities, at fair value	97	96
Other investment securities, at cost	794	942
Loans held for sale, at fair value	520	583
Other loans held for sale	187	42
Loans and leases	109,046	107,669
Less: Allowance for loan and lease losses	(1,219)	(1,236)
Net loans and leases	107,827	106,433
Derivative assets	408	627
Premises and equipment, net	600	601
Bank-owned life insurance	1,636	1,612
Goodwill	6,887	6,876
Due from broker	530	—
Other assets	3,097	2,993
TOTAL ASSETS	$151,407	$149,520
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$27,814	$28,472
Interest-bearing	85,799	81,332
Total deposits	113,613	109,804
Federal funds purchased and securities sold under agreements to repurchase	429	1,148
Other short-term borrowed funds	2,004	3,211
Derivative liabilities	159	659
Deferred taxes, net	740	714
Long-term borrowed funds	13,154	12,790
Other liabilities	1,244	1,447
TOTAL LIABILITIES	$131,343	$129,773
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25 par value,(liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at June 30, 2017 and December 31, 2016	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 565,684,331 shares issued and 505,880,851 shares outstanding at June 30, 2017 and 1,000,000,000 shares authorized, 564,630,542 shares issued and 511,954,871 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	18,761	18,722
Retained earnings	3,191	2,703
Treasury stock, at cost, 59,803,480 and 52,675,671 shares at June 30, 2017 and December 31, 2016, respectively	(1,548)	(1,263)
Accumulated other comprehensive loss	(593)	(668)
TOTAL STOCKHOLDERS’ EQUITY	$20,064	$19,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,407	$149,520

(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$1,040	$896	$2,032	$1,764
Interest and fees on loans held for sale, at fair value	4	3	8	6
Interest and fees on other loans held for sale	2	4	3	5
Investment securities	154	141	314	286
Interest-bearing deposits in banks	5	2	8	4
Total interest income	1,205	1,046	2,365	2,065
INTEREST EXPENSE:
Deposits	102	63	188	123
Federal funds purchased and securities sold under agreements to repurchase	—	—	1	1
Other short-term borrowed funds	7	12	15	23
Long-term borrowed funds	70	48	130	91
Total interest expense	179	123	334	238
Net interest income	1,026	923	2,031	1,827
Provision for credit losses	70	90	166	181
Net interest income after provision for credit losses	956	833	1,865	1,646
NONINTEREST INCOME:
Service charges and fees	129	130	254	256
Card fees	59	51	119	101
Capital markets fees	51	38	99	63
Trust and investment services fees	39	38	78	75
Letter of credit and loan fees	31	28	60	55
Foreign exchange and interest rate products	26	26	53	44
Mortgage banking fees	30	25	53	43
Securities gains, net	3	4	7	13
Net securities impairment losses recognized in earnings	(4)	(7)	(5)	(8)
Other income	6	22	31	43
Total noninterest income	370	355	749	685
NONINTEREST EXPENSE:
Salaries and employee benefits	432	432	876	857
Outside services	96	86	187	177
Occupancy	79	76	161	152
Equipment expense	64	64	131	129
Amortization of software	45	41	89	80
Other operating expense	148	128	274	243
Total noninterest expense	864	827	1,718	1,638
Income before income tax expense	462	361	896	693
Income tax expense	144	118	258	227
NET INCOME	$318	$243	$638	$466
Net income available to common stockholders	$318	$243	$631	$459
Weighted-average common shares outstanding:
Basic	506,371,846	528,968,330	507,903,141	528,519,489
Diluted	507,414,122	530,365,203	509,362,055	530,396,871
Per common share information:
Basic earnings	$0.63	$0.46	$1.24	$0.87
Diluted earnings	0.63	0.46	1.24	0.87
Dividends declared and paid	0.14	0.12	0.28	0.22

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$318	$243	$638	$466
Other comprehensive income:
Net unrealized derivative instrument gains arising during the periods, net of income tax expense of $16, $8, $14 and $29, respectively	26	13	23	46
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($2), ($4), ($6) and ($10), respectively	(5)	(9)	(11)	(17)
Net unrealized securities gains arising during the periods, net of income taxes of $33, $39, $36 and $131, respectively	56	64	61	218
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $6, $2, ($1) and ($13), respectively	10	4	(2)	(21)
Reclassification of net securities losses (gains) to net income, net of income taxes of $0, $1, ($1) and ($2), respectively	1	2	(1)	(3)
Employee Benefit Plans: Amortization of actuarial loss, net of income taxes of $2, $1, $4 and $3, respectively	2	3	5	5
Total other comprehensive income, net of income taxes	90	77	75	228
Total comprehensive income	$408	$320	$713	$694

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2016	—	$247		528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—		—	—	—	(117)	—	—	(117)
Dividends to preferred stockholders	—	—	—	—	—	—	(7)	—	—	(7)
Share-based compensation plans	—	—		1	—	5	—	—	—	5
Employee stock purchase plan shares purchased	—	—		—	—	5	—	—	—	5
Total comprehensive income:
Net income	—	—		—	—	—	466	—	—	466
Other comprehensive income	—	—		—	—	—	—	—	228	228
Total comprehensive income	—	—		—	—	—	466	—	228	694
Balance at June 30, 2016	—	$247		529	$6	$18,735	$2,255	($858)	($159)	$20,226
Balance at January 1, 2017	—	$247		512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—		—	—	—	(143)	—	—	(143)
Dividends to preferred stockholders	—	—		—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—		(7)	—	25	—	(285)	—	(260)
Share-based compensation plans	—	—		1	—	8	—	—	—	8
Employee stock purchase plan shares purchased	—	—		—	—	6	—	—	—	6
Total comprehensive income:
Net income	—	—		—	—	—	638	—	—	638
Other comprehensive income	—	—		—	—	—	—	—	75	75
Total comprehensive income	—	—		—	—	—	638	—	75	713
Balance at June 30, 2017	—	$247		506	$6	$18,761	$3,191	($1,548)	($593)	$20,064

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$638	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	166	181
Originations of mortgage loans held for sale	(1,394)	(1,135)
Proceeds from sales of mortgage loans held for sale	1,544	1,022
Purchases of commercial loans held for sale	(1,001)	(735)
Proceeds from sales of commercial loans held for sale	946	739
Amortization of terminated cash flow hedges, net	1	16
Depreciation, amortization and accretion	257	245
Mortgage servicing rights valuation (recovery) charge-off	(1)	4
Securities impairment	5	8
Deferred income taxes	(20)	94
Share-based compensation	27	11
Net gain on sales of:
Debt securities	(7)	(13)
Other investment securities	(1)	—
Premises and equipment	—	(2)
Decrease (increase) in other assets	32	(450)
(Decrease) increase in other liabilities	(655)	253
Net cash provided by operating activities	537	704
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(2,282)	(2,355)
Proceeds from maturities and paydowns of securities available for sale	1,670	1,611
Proceeds from sales of securities available for sale	407	375
Purchases of securities held to maturity	(171)	—
Proceeds from maturities and paydowns of securities held to maturity	277	290
Purchases of other investment securities, at fair value	(174)	(114)
Proceeds from sales of other investment securities, at fair value	172	109
Purchases of other investment securities, at cost	(243)	(62)
Proceeds from sales of other investment securities, at cost	409	52
Net decrease (increase) in interest-bearing deposits in banks	6	(371)
Net increase in loans and leases	(1,785)	(5,045)
Net increase in bank-owned life insurance	(24)	(23)
Premises and equipment:
Purchases	(64)	(22)
Proceeds from sales	—	3
Capitalization of software	(83)	(85)
Net cash used in investing activities	(1,885)	(5,637)
FINANCING ACTIVITIES
Net increase in deposits	3,809	3,718
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(719)	(85)
Net decrease in other short-term borrowed funds	(1,208)	(1,370)
Proceeds from issuance of long-term borrowed funds	10,109	6,995
Repayments of long-term borrowed funds	(9,751)	(3,631)
Treasury stock purchased	(260)	—
Dividends declared and paid to common stockholders	(143)	(117)
Dividends declared and paid to preferred stockholders	(7)	(7)
Payments of employee tax withholding for share-based compensation	(19)	—
Net cash provided by financing activities	1,811	5,503
Increase in cash and cash equivalents (a)	463	570
Cash and cash equivalents at beginning of period (a)	3,704	3,085
Cash and cash equivalents at end of period (a)	$4,167	$3,655

(a) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

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
Accounting Pronouncements Pending Adoption
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Modification accounting is required unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the modification. The ASU is effective for the Company beginning on January 1, 2018. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively, “net periodic cost”) by disaggregating the service cost component from the other components of net periodic cost, limiting the capitalizable amount to the total service cost, and clarifying in the disclosures which line items in the income statement include the components of net periodic cost. The ASU is effective for the Company beginning on January 1, 2018. Adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under current GAAP. Under the amendments, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. Any resulting impairment charge will be based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for the Company beginning on January 1, 2020. Adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” Under current GAAP, the Company reflects credit losses on financial assets measured on an amortized cost basis only when the losses are probable or have been incurred. The ASU replaces this approach with a forward-looking methodology that reflects expected credit losses over the lives of financial assets, starting when the assets are first acquired. Under the revised methodology, credit losses will be measured using a current expected credit losses model based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The ASU also revises the approach to recognizing credit losses on debt securities available for sale by allowing entities to record reversals of credit losses in current-period earnings. The ASU is effective for the Company beginning on January 1, 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company has begun its implementation efforts by establishing a company-wide, cross-discipline governance structure. The Company is currently identifying key interpretive issues, and is comparing existing credit loss forecasting models and processes with the new guidance to determine what modifications may be required. While the Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements, the Company expects the ASU will result in an earlier recognition of credit losses and an increase in the allowance for credit losses. The magnitude of the increase in the Company’s allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The ASU generally requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with a lease term of greater than one year. The ASU requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements. The ASU is effective for the Company beginning on January 1, 2019, using a modified retrospective approach wherein the guidance is applied to all periods presented. The Company has begun its implementation efforts and is currently evaluating the potential impact on the Consolidated Financial Statements of its existing lease contracts. The Company expects an increase of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such increase is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its Consolidated Statements of Operations.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The ASU requires that revenue from contracts with customers be recognized upon transfer of control of a good or service in the amount of consideration expected to be received. The ASU also requires new qualitative and quantitative disclosures, including information about disaggregation of revenue and performance obligations. The Company’s revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the ASU, and noninterest income. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. Based on this effort, the Company has not identified material changes to the timing or amount of revenue recognition. The Company is in the process of evaluating the impact upon adoption of the ASU to existing disclosures.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings.
Acquisition
In May 2017, Citizens Capital Markets, Inc., a wholly owned subsidiary of the Company, acquired Western Reserve Partners, LLC, a Cleveland-based merger and acquisition advisory firm. The acquisition resulted in an increase to goodwill of $11 million as of June 30, 2017.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2017				December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$12	$—	$—	$12	$30	$—	$—	$30
State and political subdivisions	7	—	—	7	8	—	—	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,001	79	(203)	18,877	19,231	78	(264)	19,045
Other/non-agency	363	7	(9)	361	427	2	(28)	401
Total mortgage-backed securities	19,364	86	(212)	19,238	19,658	80	(292)	19,446
Total debt securities available for sale	19,383	86	(212)	19,257	19,696	80	(292)	19,484
Marketable equity securities	—	—	—	—	5	—	—	5
Other equity securities	—	—	—	—	12	—	—	12
Total equity securities available for sale	—	—	—	—	17	—	—	17
Total securities available for sale	$19,383	$86	($212)	$19,257	$19,713	$80	($292)	$19,501
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$4,080	$20	($28)	$4,072	$4,126	$12	($44)	$4,094
Other/non-agency	887	27	—	914	945	19	—	964
Total securities held to maturity	$4,967	$47	($28)	$4,986	$5,071	$31	($44)	$5,058
Other Investment Securities, at Fair Value
Money market mutual fund	$92	$—	$—	$92	$91	$—	$—	$91
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$97	$—	$—	$97	$96	$—	$—	$96
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	324	—	—	324	479	—	—	479
Other equity securities	7	—	—	7	—	—	—	—
Total other investment securities, at cost	$794	$—	$—	$794	$942	$—	$—	$942

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	June 30, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	301	13,613	(219)	24	423	(12)	325	14,036	(231)
Other/non-agency	—	—	—	12	154	(9)	12	154	(9)
Total mortgage-backed securities	301	13,613	(219)	36	577	(21)	337	14,190	(240)
Total	301	$13,613	($219)	36	$577	($21)	337	$14,190	($240)

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$8	$—	—	$—	$—	1	$8	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,387	(292)	25	461	(16)	348	15,848	(308)
Other/non-agency	4	8	—	20	302	(28)	24	310	(28)
Total mortgage-backed securities	327	15,395	(292)	45	763	(44)	372	16,158	(336)
Total	328	$15,403	($292)	45	$763	($44)	373	$16,166	($336)

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
In addition to these cash flow projections, several other characteristics of each debt security are reviewed when determining whether a credit loss exists and the period over which the debt security is expected to recover. These characteristics include the type of investment, various market factors affecting the fair value of the security (e.g., interest rates, spread levels, liquidity in the sector, etc.), the length and severity of impairment, and the public credit rating of the instrument.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Cumulative balance at beginning of period	$75	$66	$75	$66
Credit impairments recognized in earnings on securities that have been previously impaired	4	7	5	8
Reductions due to increases in cash flow expectations on impaired securities(1)	—	—	(1)	(1)
Cumulative balance at end of period	$79	$73	$79	$73
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of June 30, 2017 and 2016 were $79 million and $73 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of June 30, 2017 and 2016.
For the three months ended June 30, 2017 and 2016, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $4 million and $7 million, respectively. The three months ended June 30, 2016 included a $5 million loss for a one-time adjustment from a new model implementation in the period. This adjustment is the result of the Company migrating in June 2016 from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment.
For the six months ended June 30, 2017 and 2016, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $5 million and $8 million, respectively. Other-than temporary impairment losses for the six months ended June 30, 2016 included the impact of the new model implementation discussed above. There were no credit impaired debt securities sold during the three and six months ended June 30, 2017 and 2016. The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of June 30, 2017. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2017
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	173	1,109	17,718	19,001
Other/non-agency	—	26	2	335	363
Total debt securities available for sale	13	199	1,111	18,060	19,383
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,080	4,080
Other/non-agency	—	—	—	887	887
Total debt securities held to maturity	—	—	—	4,967	4,967
Total amortized cost of debt securities	$13	$199	$1,111	$23,027	$24,350

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	173	1,125	17,578	18,877
Other/non-agency	—	27	2	332	361
Total debt securities available for sale	13	200	1,127	17,917	19,257
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	4,072	4,072
Other/non-agency	—	—	—	914	914
Total debt securities held to maturity	—	—	—	4,986	4,986
Total fair value of debt securities	$13	$200	$1,127	$22,903	$24,243

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $154 million and $141 million for the three months ended June 30, 2017 and 2016, respectively, and was $314 million and $286 million for the six months ended June 30, 2017 and 2016, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gains on sale of debt securities	$3	$4	$7	$13
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$3	$4	$7	$13
Equity securities gains	$1	$—	$1	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of securities pledged are presented below:

	June 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$432	$430	$631	$620
Pledged against FHLB borrowed funds	894	921	953	972
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	4,052	4,022	3,575	3,563

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of June 30, 2017 or December 31, 2016. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 10 “Derivatives.”
There were $22 million and $44 million in securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2017 and $5 million for the three and six months ended June 30, 2016. In both 2017 and 2016, the guarantors were Fannie Mae and Ginnie Mae and included a substantive guarantee by a third party. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.
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

(in millions)	June 30, 2017	December 31, 2016
Commercial	$37,329	$37,274
Commercial real estate	11,213	10,624
Leases	3,346	3,753
Total commercial	51,888	51,651
Residential mortgages	16,082	15,115
Home equity loans	1,606	1,858
Home equity lines of credit	13,696	14,100
Home equity loans serviced by others	647	750
Home equity lines of credit serviced by others	182	219
Automobile	13,449	13,938
Education (1)	7,720	6,610
Credit cards	1,711	1,691
Other retail	2,065	1,737
Total retail	57,158	56,018
Total loans and leases (2) (3)	$109,046	$107,669

(1) During first quarter 2017, student loans were renamed “education” loans. Refer to Note 1 “Basis of Presentation” for more information.
(2) Excluded from the table above are loans held for sale totaling $707 million and $625 million as of June 30, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.6 billion and $17.3 billion at June 30, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended June 30, 2017, the Company purchased approximately $407 million of education loans and $30 million of automobile loans. During the three months ended June 30, 2016, the Company purchased $348 million of education loans, $200 million of automobile loans and $63 million of residential mortgages.
During the six months ended June 30, 2017, the Company purchased approximately $732 million of education loans and $153 million of automobile loans. During the six months ended June 30, 2016, the Company purchased $717 million of education loans, $334 million of automobile loans and $183 million of residential mortgages.
During the three months ended June 30, 2017, the Company sold $206 million of residential mortgage loans and $596 million of commercial loans. During the three months ended June 30, 2016, the Company sold $108 million of residential mortgage loans and $45 million of commercial loans.
During the six months ended June 30, 2017, the Company sold $206 million of residential mortgage loans and $596 million of commercial loans. During the six months ended June 30, 2016, the Company sold $281 million of residential mortgage loans and $118 million of commercial loans.
Loans held for sale at fair value as of June 30, 2017 totaled $520 million and consisted of residential mortgages originated for sale of $386 million and loans in the commercial trading portfolio of $134 million. Loans held for sale at fair value as of December 31, 2016 totaled $583 million and consisted of residential mortgages originated for sale of $504 million and loans in the commercial trading portfolio of $79 million. Other loans held for sale totaled $187 million and $42 million as of June 30, 2017 and December 31, 2016, respectively, and consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages loans, totaled $24.3 billion and $24.0 billion at June 30, 2017 and December 31, 2016, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $17.4 billion and $16.8 billion at June 30, 2017 and December 31, 2016, respectively.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 1 “Significant Accounting Policies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of the ALLL reserve methodology and estimation techniques.
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
A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$653	$571	$1,224	$663	$573	$1,236
Charge-offs	(24)	(104)	(128)	(48)	(213)	(261)
Recoveries	10	43	53	15	84	99
Net charge-offs	(14)	(61)	(75)	(33)	(129)	(162)
Provision (credited) charged to income	(25)	95	70	(16)	161	145
Allowance for loan and lease losses, end of period	614	605	1,219	614	605	1,219
Reserve for unfunded lending commitments, beginning of period	93	—	93	72	—	72
Provision for unfunded lending commitments	—	—	—	21	—	21
Reserve for unfunded lending commitments as of period end	93	—	93	93	—	93
Total allowance for credit losses as of period end	$707	$605	$1,312	$707	$605	$1,312

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$633	$591	$1,224	$596	$620	$1,216
Charge-offs	(7)	(106)	(113)	(20)	(219)	(239)
Recoveries	5	43	48	9	82	91
Net charge-offs	(2)	(63)	(65)	(11)	(137)	(148)
Provision charged to income	45	42	87	91	87	178
Allowance for loan and lease losses, end of period	676	570	1,246	676	570	1,246
Reserve for unfunded lending commitments, beginning of period	58	—	58	58	—	58
Provision for unfunded lending commitments	3	—	3	3	—	3
Reserve for unfunded lending commitments as of period end	61	—	61	61	—	61
Total allowance for credit losses as of period end	$737	$570	$1,307	$737	$570	$1,307

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	June 30, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$491	$804	$1,295	$424	$799	$1,223
Formula-based evaluation	51,397	56,354	107,751	51,227	55,219	106,446
Total	$51,888	$57,158	$109,046	$51,651	$56,018	$107,669

A summary of the allowance for credit losses by evaluation method is presented below:

	June 30, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$42	$43	$85	$63	$43	$106
Formula-based evaluation	665	562	1,227	672	530	1,202
Allowance for credit losses	$707	$605	$1,312	$735	$573	$1,308

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,259	$1,169	$622	$279	$37,329
Commercial real estate	10,678	444	53	38	11,213
Leases	3,215	107	24	—	3,346
Total	$49,152	$1,720	$699	$317	$51,888

	December 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,010	$1,015	$1,027	$222	$37,274
Commercial real estate	10,146	370	58	50	10,624
Leases	3,583	52	103	15	3,753
Total	$48,739	$1,437	$1,188	$287	$51,651

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	June 30, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$15,820	$99	$35	$10	$118	$16,082
Home equity loans	1,430	96	12	5	63	1,606
Home equity lines of credit	13,071	366	52	22	185	13,696
Home equity loans serviced by others	582	35	9	5	16	647
Home equity lines of credit serviced by others	135	22	3	1	21	182
Automobile	12,199	991	172	42	45	13,449
Education	7,537	117	18	10	38	7,720
Credit cards	1,636	43	10	7	15	1,711
Other retail	1,982	55	13	8	7	2,065
Total	$54,392	$1,824	$324	$110	$508	$57,158

	December 31, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,807	$108	$53	$12	$135	$15,115
Home equity loans	1,628	127	23	7	73	1,858
Home equity lines of credit	13,432	396	57	20	195	14,100
Home equity loans serviced by others	673	41	14	5	17	750
Home equity lines of credit serviced by others	158	25	3	2	31	219
Automobile	12,509	1,177	172	38	42	13,938
Education	6,379	151	24	13	43	6,610
Credit cards	1,611	43	12	9	16	1,691
Other retail	1,676	45	8	4	4	1,737
Total	$52,873	$2,113	$366	$110	$556	$56,018

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial	$376	$322	$4	$2
Commercial real estate	38	50	—	—
Leases	—	15	—	—
Total commercial	414	387	4	2
Residential mortgages (1)	135	144	12	18
Home equity loans	81	98	—	—
Home equity lines of credit	235	243	—	—
Home equity loans serviced by others	27	32	—	—
Home equity lines of credit serviced by others	25	33	—	—
Automobile	55	50	—	—
Education	35	38	3	5
Credit card	15	16	—	—
Other retail	3	4	5	1
Total retail	611	658	20	24
Total	$1,025	$1,045	$24	$26
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $12 million and $18 million as of June 30, 2017 and December 31, 2016, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $28 million and $32 million as of June 30, 2017 and December 31, 2016, respectively. These loans are consolidated on the Company’s Consolidated Balance Sheets.

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. A summary of other nonperforming assets is presented below:

(in millions)	June 30, 2017	December 31, 2016
Nonperforming assets, net of valuation allowance:
Commercial	$—	$—
Retail	37	49
Nonperforming assets, net of valuation allowance	$37	$49

A summary of key performance indicators is presented below:

	June 30, 2017	December 31, 2016
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.38%	0.36%
Nonperforming retail loans as a percentage of total loans and leases	0.56	0.61
Total nonperforming loans and leases as a percentage of total loans and leases	0.94%	0.97%

Nonperforming commercial assets as a percentage of total assets	0.26%	0.26%
Nonperforming retail assets as a percentage of total assets	0.44	0.47
Total nonperforming assets as a percentage of total assets	0.70%	0.73%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $173 million and $177 million as of June 30, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	June 30, 2017				December 31, 2016
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$9	$6	$380	$395	$36	$4	$324	$364
Commercial real estate	3	5	38	46	1	2	50	53
Leases	—	—	—	—	1	—	15	16
Total commercial	12	11	418	441	38	6	389	433
Residential mortgages	35	10	118	163	53	12	135	200
Home equity loans	12	5	63	80	23	7	73	103
Home equity lines of credit	52	22	185	259	57	20	195	272
Home equity loans serviced by others	9	5	16	30	14	5	17	36
Home equity lines of credit serviced by others	3	1	21	25	3	2	31	36
Automobile	172	42	45	259	172	38	42	252
Education	18	10	38	66	24	13	43	80
Credit cards	10	7	15	32	12	9	16	37
Other retail	13	8	7	28	8	4	4	16
Total retail	324	110	508	942	366	110	556	1,032
Total	$336	$121	$926	$1,383	$404	$116	$945	$1,465

Impaired loans include nonaccruing larger balance commercial loans (greater than $3 million carrying value) and commercial and retail TDRs (excluding loans held for sale). A summary of impaired loans by class is presented below:

	June 30, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$216	$31	$237	$527	$453
Commercial real estate	35	11	3	39	38
Total commercial	251	42	240	566	491
Residential mortgages	46	3	142	247	188
Home equity loans	49	5	91	187	140
Home equity lines of credit	24	2	186	259	210
Home equity loans serviced by others	37	3	17	64	54
Home equity lines of credit serviced by others	4	—	5	13	9
Automobile	4	—	18	27	22
Education	146	22	—	146	146
Credit cards	25	7	—	26	25
Other retail	9	1	1	12	10
Total retail	344	43	460	981	804
Total	$595	$85	$700	$1,547	$1,295

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$247	$55	$134	$431	$381
Commercial real estate	39	8	4	44	43
Total commercial	286	63	138	475	424
Residential mortgages	37	2	141	235	178
Home equity loans	51	3	94	191	145
Home equity lines of credit	23	1	173	240	196
Home equity loans serviced by others	41	4	19	70	60
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	—	15	25	19
Education	154	25	1	155	155
Credit cards	26	6	—	26	26
Other retail	10	2	1	13	11
Total retail	348	43	451	968	799
Total	$634	$106	$589	$1,443	$1,223

Additional information on impaired loans is presented below:

	Three Months Ended June 30,
	2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$431	$2	$324
Commercial real estate	—	38	—	58
Total commercial	1	469	2	382
Residential mortgages	2	182	1	160
Home equity loans	1	141	1	158
Home equity lines of credit	1	203	2	184
Home equity loans serviced by others	1	54	1	66
Home equity lines of credit serviced by others	—	9	—	10
Automobile	—	20	—	15
Education	2	146	2	161
Credit cards	1	25	1	26
Other retail	—	10	—	13
Total retail	8	790	8	793
Total	$9	$1,259	$10	$1,175

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$414	$3	$248
Commercial real estate	—	41	—	61
Total commercial	2	455	3	309
Residential mortgages	3	178	2	156
Home equity loans	3	140	3	154
Home equity lines of credit	3	197	3	182
Home equity loans serviced by others	2	54	2	67
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	18	—	14
Education	4	146	4	160
Credit cards	1	24	1	26
Other retail	—	10	—	13
Total retail	16	776	15	781
Total	$18	$1,231	$18	$1,090
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession for other than an insignificant time period to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases, interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
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
Commercial TDRs were $136 million and $120 million at June 30, 2017 and December 31, 2016, respectively. Retail TDRs totaled $804 million and $799 million at June 30, 2017 and December 31, 2016, respectively. Unfunded commitments tied to TDRs were $45 million and $42 million at June 30, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended June 30, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended June 30, 2017 and were paid off in full, charged off, or sold prior to June 30, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$—	$—	11	$13	$13
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	2	—	—	11	13	13
Residential mortgages	25	4	3	25	5	5
Home equity loans	22	1	2	—	—	—
Home equity lines of credit	14	—	—	67	9	9
Home equity loans serviced by others	5	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—	—
Automobile	25	—	—	7	—	—
Education	—	—	—	—	—	—
Credit cards	624	4	4	—	—	—
Other retail	—	—	—	—	—	—
Total retail	717	9	9	99	14	14
Total	719	$9	$9	110	$27	$27

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$32	$31	$1	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	4	32	31	1	—
Residential mortgages	44	6	6	—	—
Home equity loans	42	2	2	—	—
Home equity lines of credit	112	8	7	—	—
Home equity loans serviced by others	16	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—
Automobile	349	6	6	—	1
Education	7	1	1	1	—
Credit cards	—	—	—	1	—
Other retail	2	—	—	(1)	—
Total retail	574	23	22	1	1
Total	578	$55	$53	$2	$1
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, and capitalizing arrearages. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended June 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended June 30, 2016 and were paid off in full, charged off, or sold prior to June 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$—	$—	28	$4	$4
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	3	—	—	28	4	4
Residential mortgages	3	1	1	10	2	2
Home equity loans	15	1	1	21	2	2
Home equity lines of credit	6	—	—	8	1	1
Home equity loans serviced by others	3	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	3	1	1
Automobile	30	—	—	3	—	—
Education	—	—	—	—	—	—
Credit cards	552	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail	612	5	5	45	6	6
Total	615	$5	$5	73	$10	$10

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$20	$21	$—	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	4	20	21	—	—
Residential mortgages	67	7	7	—	—
Home equity loans	94	5	5	(1)	—
Home equity lines of credit	92	6	6	—	—
Home equity loans serviced by others	16	—	—	—	—
Home equity lines of credit serviced by others	5	1	—	—	—
Automobile	348	7	6	—	1
Education	111	2	2	1	—
Credit cards	—	—	—	1	—
Other retail	5	—	—	—	—
Total retail	738	28	26	1	1
Total	742	$48	$47	$1	$1
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, and capitalizing arrearages. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the six months ended June 30, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the six months ended June 30, 2017 and were paid off in full, charged off, or sold prior to June 30, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$1	$1	18	$14	$14
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	4	1	1	18	14	14
Residential mortgages	43	5	5	36	8	8
Home equity loans	43	2	3	1	—	—
Home equity lines of credit	30	1	1	118	15	15
Home equity loans serviced by others	11	1	1	—	—	—
Home equity lines of credit serviced by others	3	—	—	2	—	—
Automobile	65	1	1	15	—	—
Education	—	—	—	—	—	—
Credit cards	1,189	7	7	—	—	—
Other retail	1	—	—	—	—	—
Total retail	1,385	17	18	172	23	23
Total	1,389	$18	$19	190	$37	$37

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$32	$31	$1	$—
Commercial real estate	—	—	—	—	—
Leases	1	4	4	—	—
Total commercial	5	36	35	1	—
Residential mortgages	92	10	10	—	—
Home equity loans	144	8	8	—	—
Home equity lines of credit	187	14	13	—	—
Home equity loans serviced by others	30	1	1	—	—
Home equity lines of credit serviced by others	13	1	1	—	—
Automobile	625	11	10	—	2
Education	22	2	2	1	—
Credit cards	—	—	—	2	—
Other retail	3	—	—	(1)	—
Total retail	1,116	47	45	2	2
Total	1,121	$83	$80	$3	$2
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, and capitalizing arrearages. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the six months ended June 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the six months ended June 30, 2016 and were paid off in full, charged off, or sold prior to June 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	8	$1	$1	54	$8	$8
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	8	1	1	54	8	8
Residential mortgages	25	4	4	16	3	3
Home equity loans	29	2	2	37	4	4
Home equity lines of credit	13	1	1	27	3	3
Home equity loans serviced by others	6	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	4	1	1
Automobile	51	1	1	8	—	—
Education	—	—	—	—	—	—
Credit cards	1,081	6	6	—	—	—
Other retail	1	—	—	—	—	—
Total retail	1,208	14	14	92	11	11
Total	1,216	$15	$15	146	$19	$19

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	9	$41	$41	($1)	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	9	41	41	(1)	—
Residential mortgages	131	15	15	—	—
Home equity loans	181	11	11	(1)	—
Home equity lines of credit	124	8	8	—	—
Home equity loans serviced by others	34	1	1	—	—
Home equity lines of credit serviced by others	13	1	—	—	—
Automobile	539	10	9	—	1
Education	297	6	6	2	—
Credit cards	—	—	—	1	—
Other retail	8	—	—	—	—
Total retail	1,327	52	50	2	1
Total	1,336	$93	$91	$1	$1
(1) Includes modifications that consist of multiple concessions, one of which is an interest rate reduction.
(2) Includes modifications that consist of multiple concessions, one of which is a maturity extension (unless one of the other concessions was an interest rate reduction).
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, and capitalizing arrearages. Also included are the following: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post modification balances being higher than pre-modification.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted during the three and six months ended June 30, 2017 and 2016, respectively, within 12 months of their modification date. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2017 and 2016, respectively. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	4	$1	8	$3	5	$1	11	$3
Commercial real estate	—	—	1	—	1	4	1	—
Total commercial	4	1	9	3	6	5	12	3
Residential mortgages	41	4	35	4	86	10	89	12
Home equity loans	14	1	32	2	23	1	50	3
Home equity lines of credit	65	4	20	1	100	7	45	4
Home equity loans serviced by others	9	—	11	—	10	—	21	1
Home equity lines of credit serviced by others	1	—	6	—	4	—	11	—
Automobile	27	1	22	1	61	1	37	1
Education	9	—	18	1	16	—	31	1
Credit cards	102	1	85	—	228	2	206	1
Other retail	—	—	—	—	2	—	—	—
Total retail	268	11	229	9	530	21	490	23
Total	272	$12	238	$12	536	$26	502	$26

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2017 and December 31, 2016, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present balances of loans with these characteristics:

	June 30, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$484	$370	$366	$—	$—	$1,220
Interest only/negative amortization	1,705	—	—	—	1	1,706
Low introductory rate	—	—	—	142	—	142
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,192	$370	$366	$142	$1	$3,071

	December 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$566	$550	$476	$—	$—	$1,592
Interest only/negative amortization	1,582	—	—	—	1	1,583
Low introductory rate	—	—	—	112	—	112
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,151	$550	$476	$112	$1	$3,290
NOTE 5 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs. These investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amounts of its equity investments. A summary of these investments is presented below:

(in millions)	June 30, 2017	December 31, 2016
LIHTC investment included in other assets	$865	$793
LIHTC unfunded commitments included in other liabilities	484	428
Renewable energy investments included in other assets	266	220
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Tax credits included in income tax expense	$22	$14	$43	$29
Amortization expense included in income tax expense	22	16	45	31
Other tax benefits included in income tax expense	8	7	15	13
No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2017 and 2016, respectively.
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
The Company received proceeds from the sale of residential mortgages held for sale of $729 million and $543 million for the three months ended June 30, 2017 and 2016, respectively, and $1.5 billion and $1.0 billion for the six months ended June 30, 2017 and 2016, respectively.
The Company recognized gains on sales of residential mortgages held for sale of $19 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and $29 million and $30 million for the six months ended June 30, 2017 and 2016, respectively.
Pursuant to the standard representations and warranties obligations discussed above, the Company was not obligated to repurchase any residential mortgages for the three months ended June 30, 2017, but did repurchase $2 million for the three months ended June 30, 2016. The Company repurchased $1 million and $4 million of residential mortgages for the six months ended June 30, 2017 and 2016, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $14 million and $13 million for the three months ended June 30, 2017 and 2016, respectively, and $27 million and $26 million for the six months ended June 30, 2017 and 2016, respectively.
The Company recorded MSR valuation recoveries of $1 million for both the three months ended June 30, 2017 and 2016 and valuation recoveries of $1 million and charge-offs of $4 million for the six months ended June 30, 2017 and 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
MSRs:
Balance as of beginning of period	$170	$169	$168	$173
Amount capitalized	8	5	18	10
Amortization	(8)	(8)	(16)	(17)
Carrying amount before valuation allowance	170	166	170	166
Valuation allowance for servicing assets:
Balance as of beginning of period	5	14	5	9
Valuation (recoveries) charge-offs	(1)	(1)	(1)	4
Balance at end of period	4	13	4	13
Net carrying value of MSRs	$166	$153	$166	$153

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
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	June 30, 2017			December 31, 2016
	Weighted			Weighted
(dollars in millions)	Average	Range		Average	Range
Fair value	$184	Min	Max	$182	Min	Max
Weighted average life (in years)	5.6	2.4	6.9	5.7	2.6	7.3
Weighted average constant prepayment rate	10.8%	9.4%	19.8%	10.8%	8.8%	22.3%
Weighted average discount rate	9.9%	9.1%	12.1%	9.7%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average life (in years)	6.2	5.9	6.6	6.0
Weighted average constant prepayment rate	11.1%	11.3%	9.9%	11.1%
Weighted average discount rate	9.9%	9.7%	9.9%	9.7%

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

(in millions)	June 30, 2017	December 31, 2016
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$9	$9
Decline in fair value from a 100 basis point decrease in interest rates	$18	$25
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	$6	$6
NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	June 30, 2017	December 31, 2016
Federal funds purchased	$—	$533
Securities sold under agreements to repurchase	429	615
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,004	3,211
Total short-term borrowed funds	$2,433	$4,359

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.26%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.31	0.65	1.31	0.65	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,075	$968	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,507	4,764	3,508	4,764	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$808	$974	$845	$927	$947
Other short-term borrowed funds (primarily current portion of FHLB advances)	2,275	3,743	2,617	3,421	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.36%	0.08%	0.28%	0.07%	0.09%
Other short-term borrowed funds (primarily current portion of FHLB advances)	1.22	0.61	1.14	0.60	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	June 30, 2017	December 31, 2016
Citizens Financial Group, Inc.:
4.150% fixed-rate subordinated debt, due 2022 (1)	$347	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025 (2)	249	249
4.300% fixed-rate subordinated debt, due 2025 (3)	749	749
2.375% fixed-rate senior unsecured debt, due 2021 (4)	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (5)(6)	746	745
2.450% senior unsecured notes, due 2019 (5)(7)	748	747
2.500% senior unsecured notes, due 2019 (5)(8)	743	741
2.250% senior unsecured notes, due 2020 (5)(9)	698	—
Floating-rate senior unsecured notes, due 2020 (5)(10)	299	—
Floating-rate senior unsecured notes, due 2020 (5)(11)	249	—
2.200% senior unsecured notes, due 2020 (5)(12)	498	—
2.550% senior unsecured notes, due 2021(5)(13)	973	965
Floating-rate senior unsecured notes, due 2022 (5)(14)	249	—
2.650% senior unsecured notes, due 2022(5)(15)	497	—
Federal Home Loan advances due through 2033	5,112	7,264
Other	24	10
Total long-term borrowed funds	$13,154	$12,790

(1) These balances are composed of: principal balances of $350 million at June 30, 2017 and December 31, 2016, as well as the impact of ($3) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016.
(2) These balances are composed of: principal balances of $250 million at June 30, 2017 and December 31, 2016, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016.
(3) These balances are composed of: principal balances of $750 million at June 30, 2017 and December 31, 2016, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016.
(4) These balances are composed of: principal balance of $350 million at June 30, 2017 and December 31, 2016, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016.
(5) These securities were offered under CBNA’s Global Bank Note Program dated December 1, 2014.
(6) These balances are composed of: principal balances of $750 million at June 30, 2017 and December 31, 2016, as well as the impact from interest rate swaps of ($3) million at June 30, 2017 and December 31, 2016; and ($1) million and ($2) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(7) These balances are composed of: principal balances of $750 million at June 30, 2017 and December 31, 2016, as well as the impact of ($2) million and ($3) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016, respectively.
(8) These balances are composed of: principal balance of $750 million at June 30, 2017 and December 31, 2016, as well as the impact from interest rate swaps of ($6) million and ($7) million at June 30, 2017 and December 31, 2016, respectively; and ($1) million and ($2) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(9) This balance is composed of: principal balance of $700 million at June 30, 2017; impact from interest rate swaps of $1 million and ($3) million of unamortized deferred issuance costs and discount at June 30, 2017. See Note 10 “Derivatives” for further information.
(10) This balance is composed of: principal balance of $300 million at June 30, 2017, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2017.
(11) These balances are composed of: principal balance of $250 million at June 30, 2017, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2017.
(12) This balance is composed of: principal balance of $500 million at June 30, 2017, as well as the impact of ($2) million of unamortized deferred issuance costs and discount at June 30, 2017.
(13) These balances are composed of: principal balance of $1.0 billion at June 30, 2017 and December 31, 2016, as well as the impact from interest rate swaps of ($23) million and ($30) million at June 30, 2017 and December 31, 2016, respectively; and ($4) million and ($5) million of unamortized deferred issuance costs and discount at June 30, 2017 and December 31, 2016, respectively. See Note 10 “Derivatives” for further information.
(14) This balance is composed of: principal balance of $250 million at June 30, 2017, as well as the impact of ($1) million of unamortized deferred issuance costs and discount at June 30, 2017.
(15) This balance is composed of: principal balance of $500 million at June 30, 2017, as well as the impact from interest rate swaps of ($1) million and ($2) million of unamortized deferred issuance costs and discount at June 30, 2017.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.0 billion and $13.4 billion at June 30, 2017 and December 31, 2016, respectively. The Company’s available FHLB borrowing capacity was $6.5 billion and $2.8 billion at June 30, 2017 and December 31, 2016, respectively. The Company can also borrow from the FRB discount window

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At June 30, 2017, the Company’s unused secured borrowing capacity was approximately $37.5 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
A summary of maturities for the Company’s long-term borrowed funds at June 30, 2017 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2018 or on demand	$—	$5,847	$5,847
2019	—	1,491	1,491
2020	—	1,762	1,762
2021	348	977	1,325
2022	347	752	1,099
2023 and thereafter	1,623	7	1,630
Total	$2,318	$10,836	$13,154
NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of June 30, 2017 and December 31, 2016, respectively. For further detail regarding the terms and conditions of the Company’s preferred stock see Note 13 “Stockholders’ Equity” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
Treasury Stock
During the six months ended June 30, 2017, as part of its 2016 Capital Plan, the Company repurchased $260 million, or 7,127,809 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.
NOTE 9 - INCOME TAXES
Income Tax Expense
Income tax expense was $144 million and $118 million for the three months ended June 30, 2017 and 2016, respectively, resulting in effective tax rates of 31.1% and 32.6%, respectively. Income tax expense was $258 million and $227 million for the six months ended June 30, 2017 and 2016, respectively, resulting in effective tax rates of 28.8% and 32.7%, respectively. For the six months ended June 30, 2017, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the impact of the settlement of certain state tax matters and the permanent benefits from tax credits and tax-exempt income. The settlement of certain tax matters reduced income tax expense by $23 million for the six months ended June 30, 2017. For the six months ended June 30, 2016, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At June 30, 2017, the Company reported a net deferred tax liability of $740 million, compared to $714 million as of December 31, 2016. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period partially offset by the tax effect of differences in the timing of deductions and income items for financial statement purposes versus taxable income purposes.
Unrecognized Tax Benefits
As a result of the settlement of certain state tax matters, the total amount of unrecognized tax benefits was reduced from $42 million, as of December 31, 2016, to $7 million, as of June 30, 2017.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
At June 30, 2017, the overall derivative asset value decreased $219 million and the liability balance decreased by $500 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheet in 2017. Effective January 3, 2017, the London Clearing House and Chicago Mercantile Exchange amended their respective rules to legally characterize the variation margin payments on centrally cleared derivative contracts as settlement of those derivatives (rather than the posting of collateral). As a result of this change, the Company modified its balance sheet presentation of centrally cleared interest rate swaps, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, the variation margin balances were characterized as collateral and reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	June 30, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$16,800	$4	$3	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	65,980	337	274	54,656	557	452
Foreign exchange contracts	10,120	132	121	8,039	134	126
Other contracts	1,380	11	5	1,498	16	7
Total derivatives not designated as hedging instruments		480	400		707	585
Gross derivative fair values		484	403		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(70)	(70)		(106)	(106)
Less: Cash collateral applied (3)		(6)	(174)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$408	$159		$627	$659

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. Notional amounts are typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they do not measure the true economic risk of these contracts.
(2) Amounts reflect variation margin payments that are characterized as settlement per the rules of the Company’s central counterparties that became effective January 3, 2017.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effect of fair value hedges on other income:

	Amounts Recognized in Other Income for the
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$16	($15)	$1	$32	($31)	$1

	Amounts Recognized in Other Income for the
	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$10	($9)	$1	$84	($83)	$1
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $1 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Effective portion of gain recognized in OCI (1)	$42	$21	$37	$75
Amounts reclassified from OCI to interest income (2)	8	21	20	43
Amounts reclassified from OCI to interest expense (2)	(1)	(8)	(3)	(16)
(1) The cumulative effective gains and losses on the Company’s cash flow hedging activities are included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets.
(2) This amount includes both (a) the amortization of effective gains and losses associated with the Company’s terminated cash flow hedges and (b) the current reporting period’s interest settlements realized on the Company’s active cash flow hedges. Both (a) and (b) were previously included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets and were subsequently recorded as adjustments to the interest income or expense of the underlying hedged item.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Customer derivative contracts
Customer interest rate contracts (1)	$83	($2)	$80	$95
Customer foreign exchange contracts (1)	78	(23)	96	28
Residential loan commitments (2)	(2)	3	3	7
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(71)	15	(56)	(76)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	(71)	23	(85)	(27)
Forward sale contracts (2)	5	(5)	(6)	(10)
Total	$22	$11	$32	$17
(1) Reported in foreign exchange and interest rate products on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	June 30, 2017	December 31, 2016
Undrawn commitments to extend credit	$61,988	$60,872
Financial standby letters of credit	2,053	1,892
Performance letters of credit	41	40
Commercial letters of credit	66	43
Marketing rights	42	44
Risk participation agreements	22	19
Residential mortgage loans sold with recourse	8	8
Total	$64,220	$62,918
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at both June 30, 2017 and December 31, 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $2 million for the six months ended June 30, 2017, paid $3 million for the year ended December 31, 2016, and is obligated to pay $42 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $22 million at June 30, 2017 and $19 million at December 31, 2016. The current amount of credit exposure is spread out over 96 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as ten years.
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
Other Commitments
In first quarter 2017, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and the remaining maximum purchase commitment is $750 million. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The Company may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
In April 2017, the Company terminated its May 2014 agreement to purchase automobile loans after satisfying its final purchase commitment.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $185 million and $203 million, respectively, at June 30, 2017 and $127 million and $177 million, respectively, at December 31, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 12 “Fair Value Measurements” for further information.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In these disputes and proceedings, the Company contests liability and the amount of damages as appropriate. Given their complex nature, and based on the Company's experience, it may be years before some of these matters are finally resolved. Moreover, before liability can be reasonably estimated for a claim, numerous legal and factual issues may need to be examined, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal issues relevant to the proceedings in question.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $3 million and $6 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized changes in fair value in mortgage banking income of $10 million and $12 million for the six months ended June 30, 2017 and 2016, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of June 30, 2017 and December 31, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 11 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $1 million in other noninterest income related to its commercial trading portfolio for the three months ended June 30, 2017 and $2 million for the three months ended 2016. The Company recognized $3 million income in other noninterest income related to its commercial trading portfolio for the six months ended June 30, 2017 and $2 million for the six months ended June 30, 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	June 30, 2017			December 31, 2016
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$386	$386	$—	$504	$505	($1)
Commercial and commercial real estate loans held for sale, at fair value	134	134	—	79	79	—

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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$19,238	$—	$19,238	$—
State and political subdivisions	7	—	7	—
U.S. Treasury and other	12	12	—	—
Total securities available for sale	19,257	12	19,245	—
Loans held for sale, at fair value:
Residential loans held for sale	386	—	386	—
Commercial loans held for sale	134	—	134	—
Total loans held for sale, at fair value	520	—	520	—
Derivative assets[1]:
Interest rate swaps	341	—	341	—
Foreign exchange contracts	132	—	132	—
Other contracts	11	—	11	—
Total derivative assets	484	—	484	—
Other investment securities, at fair value:
Money market mutual fund	92	92	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	97	92	5	—
Total assets	$20,358	$104	$20,254	$—
Derivative liabilities[1]:
Interest rate swaps	$277	$—	$277	$—
Foreign exchange contracts	121	—	121	—
Other contracts	5	—	5	—
Total derivative liabilities	403	—	403	—
Total liabilities	$403	$—	$403	$—
(1) Amounts reflect variation margin payments that are characterized as settlement per the rules of the Company’s central counterparties that became effective January 3, 2017.

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

There were no Level 3 assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017		2016
Impaired collateral-dependent loans	($8)	($6)	($27)		($11)
MSRs	1	1	1		(4)
Foreclosed assets	(1)	(1)	(2)		(2)
Leased assets	(15)	—	(15)	—	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	June 30, 2017				December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$341	$—	$341	$—	$355	$—	$355	$—
MSRs	184	—	—	184	182	—	—	182
Foreclosed assets	33	—	33	—	44	—	44	—
Leased assets	137	—	137	—	158	—	158	—

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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,967	$4,986	$—	$—	$4,967	$4,986	$—	$—
Other investment securities, at cost	794	794	—	—	794	794	—	—
Other loans held for sale	187	187	—	—	—	—	187	187
Loans and leases	109,046	109,323	—	—	341	341	108,705	108,982
Financial Liabilities:
Deposits	113,613	113,582	—	—	113,613	113,582	—	—
Federal funds purchased and securities sold under agreements to repurchase	429	429	—	—	429	429	—	—
Other short-term borrowed funds	2,004	2,004	—	—	2,004	2,004	—	—
Long-term borrowed funds	13,154	13,275	—	—	13,154	13,275	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$5,071	$5,058	$—	$—	$5,071	$5,058	$—	$—
Other investment securities, at cost	942	942	—	—	942	942	—	—
Other loans held for sale	42	42	—	—	—	—	42	42
Loans and leases	107,669	107,537	—	—	355	355	107,314	107,182
Financial Liabilities:
Deposits	109,804	109,796	—	—	109,804	109,796	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,148	1,148	—	—	1,148	1,148	—	—
Other short-term borrowed funds	3,211	3,211	—	—	3,211	3,211	—	—
Long-term borrowed funds	12,790	12,849	—	—	12,790	12,849	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - REGULATORY MATTERS
As a bank holding company, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of the Company are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. Under the U.S. Basel III capital framework, the Company and its banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized Transitional rules. Certain Basel III requirements are subject to phase-in through 2019, and were applied to this report of actual regulatory ratios. In addition, the Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize within regulatory capital the impacts of net unrealized gains and losses included within AOCI for available for sale securities, accumulated net gains and losses on cash-flow hedges, net gains and losses on certain defined benefit pension plan assets, and net unrealized gains and losses on securities held to maturity.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(dollars in millions)	Amount	Ratio	Amount	Ratio (5)	Amount	Ratio
As of June 30, 2017
Common equity tier 1 capital (1)	$14,057	11.2%	$7,232	5.750%	$8,175	6.5%
Tier 1 capital (2)	14,304	11.4	9,119	7.250	10,062	8.0
Total capital (3)	17,586	14.0	11,634	9.250	12,577	10.0
Tier 1 leverage (4)	14,304	9.9	5,776	4.000	7,220	5.0
As of December 31, 2016
Common equity tier 1 capital (1)	$13,822	11.2%	$6,348	5.125%	$8,051	6.5%
Tier 1 capital (2)	14,069	11.4	8,206	6.625	9,909	8.0
Total capital (3)	17,347	14.0	10,683	8.625	12,386	10.0
Tier 1 leverage (4)	14,069	9.9	5,667	4.000	7,084	5.0
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
(6) Presented for informational purposes. Prompt corrective action provisions apply only to the Company’s insured depository institutions - CBNA and CBPA.

Under the Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the FRB with no objection.
Per the 2016 Capital Plan, which received a non-objection from the FRB, for the three months ended June 30, 2017, the Company paid common dividends of $71 million and repurchased $130 million of its outstanding common shares. For the six months ended June 30, 2017, the Company paid common dividends of $143 million, a semi-annual preferred dividend of $7 million and repurchased $260 million of its outstanding common shares. For the three and six months ended June 30, 2016, the Company paid common dividends of $64 million and $117 million, respectively. The Company also paid a semi-annual preferred dividend of $7 million in the six months ended June 30, 2016.
On April 5, 2017, the Company submitted its 2017 Capital Plan to the Federal Reserve under the annual CCAR process. On June 28, 2017, the FRB did not object to the Company’s 2017 Capital Plan or to its proposed capital actions in the period beginning July 1, 2017 and ending June 30, 2018. The Company’s 2017 Capital Plan includes proposed quarterly common dividends of $0.18 per share through the end of 2017 and $0.22 per share in 2018, and also includes a share repurchase plan of up to $850 million through second quarter 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 14 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the three months ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2016	$35	$96	($367)	($236)
Other comprehensive income before reclassifications	13	64	—	77
Other-than-temporary impairment not recognized in earnings on securities	—	4	—	4
Amounts reclassified from other comprehensive (loss) income	(9)	2	3	(4)
Net other comprehensive income	4	70	3	77
Balance at June 30, 2016	$39	$166	($364)	($159)
Balance at April 1, 2017	($97)	($195)	($391)	($683)
Other comprehensive income before reclassifications	26	56	—	82
Other-than-temporary impairment not recognized in earnings on securities	—	10	—	10
Amounts reclassified from other comprehensive (loss) income	(5)	1	2	(2)
Net other comprehensive income	21	67	2	90
Balance at June 30, 2017	($76)	($128)	($389)	($593)

	As of and for the six months ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	46	218	—	264
Other-than-temporary impairment not recognized in earnings on securities	—	(21)	—	(21)
Amounts reclassified from other comprehensive (loss) income	(17)	(3)	5	(15)
Net other comprehensive income	29	194	5	228
Balance at June 30, 2016	$39	$166	($364)	($159)
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	23	61	—	84
Other-than-temporary impairment not recognized in earnings on securities	—	(2)	—	(2)
Amounts reclassified from other comprehensive (loss) income	(11)	(1)	5	(7)
Net other comprehensive income	12	58	5	75
Balance at June 30, 2017	($76)	($128)	($389)	($593)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$8	$21	$20	$43	Interest income
	(1)	(8)	(3)	(16)	Interest expense
	7	13	17	27	Income before income tax expense
	2	4	6	10	Income tax expense
	$5	$9	$11	$17	Net income
Reclassification of net securities gains (losses) to net income (loss):	$3	$4	$7	$13	Securities gains, net
	(4)	(7)	(5)	(8)	Net securities impairment losses recognized in earnings
	(1)	(3)	2	5	Income before income tax expense
	—	(1)	1	2	Income tax expense
	($1)	($2)	$1	$3	Net income
Reclassification of changes related to the employee benefit plan:	($4)	($4)	($9)	($8)	Salaries and employee benefits
	(4)	(4)	(9)	(8)	Income before income tax expense
	(2)	(1)	(4)	(3)	Income tax expense
	($2)	($3)	($5)	($5)	Net income
Total reclassification gains	$2	$4	$7	$15	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net interest income (includes $7, $13, $17 and $27 of AOCI reclassifications, respectively)	$1,026	$923	$2,031	$1,827
Provision for credit losses	70	90	166	181
Noninterest income (includes ($1), ($3), $2 and $5 of AOCI reclassifications, respectively)	370	355	749	685
Noninterest expense (includes $4, $4, $9 and $8 of AOCI reclassifications, respectively)	864	827	1,718	1,638
Income before income tax expense	462	361	896	693
Income tax expense (includes $0, $2, $3 and $9 income tax net expense from reclassification items, respectively)	144	118	258	227
Net income	$318	$243	$638	$466
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consumer Banking
The Consumer Banking segment focuses on retail customers and small businesses with annual revenues of up to $25 million. It offers traditional banking products and services, including checking, savings, home loans, education loans, credit cards, business loans, and unsecured product finance and personal loans in addition to financial management services. It also operates an indirect auto financing business, providing financing for both new and used vehicles through auto dealerships. The segment’s distribution channels include a branch network, ATMs and a work force of experienced specialists ranging from financial consultants, mortgage loan officers and business banking officers to private bankers. The Company’s Consumer Banking value proposition is based on providing simple, easy to understand product offerings and a convenient banking experience with a more personalized approach.
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
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loans and leases placed in runoff in the third quarter of 2016), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.

	As of and for the Three Months Ended June 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$657	$344	$25	$1,026
Noninterest income	229	130	11	370
Total revenue	886	474	36	1,396
Noninterest expense	644	192	28	864
Profit before provision for credit losses	242	282	8	532
Provision for credit losses	60	1	9	70
Income (loss) before income tax expense (benefit)	182	281	(1)	462
Income tax expense (benefit)	64	94	(14)	144
Net income	$118	$187	$13	$318
Total average assets	$59,244	$49,731	$40,903	$149,878

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended June 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$602	$314	$7	$923
Noninterest income	219	122	14	355
Total revenue	821	436	21	1,278
Noninterest expense	632	186	9	827
Profit before provision for credit losses	189	250	12	451
Provision for credit losses	49	(1)	42	90
Income (loss) before income tax expense (benefit)	140	251	(30)	361
Income tax expense (benefit)	50	87	(19)	118
Net income (loss)	$90	$164	($11)	$243
Total average assets	$55,660	$47,388	$39,131	$142,179

	As of and for the Six Months Ended June 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,295	$690	$46	$2,031
Noninterest income	449	264	36	749
Total revenue	1,744	954	82	2,780
Noninterest expense	1,291	382	45	1,718
Profit before provision for credit losses	453	572	37	1,062
Provision for credit losses	124	20	22	166
Income before income tax expense (benefit)	329	552	15	896
Income tax expense (benefit)	116	185	(43)	258
Net income	$213	$367	$58	$638
Total average assets	$58,954	$49,488	$40,893	$149,335

	As of and for the Six Months Ended June 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,183	$614	$30	$1,827
Noninterest income	427	221	37	685
Total revenue	1,610	835	67	2,512
Noninterest expense	1,248	373	17	1,638
Profit before provision for credit losses	362	462	50	874
Provision for credit losses	112	8	61	181
Income (loss) before income tax expense (benefit)	250	454	(11)	693
Income tax expense (benefit)	89	157	(19)	227
Net income	$161	$297	$8	$466
Total average assets	$55,388	$46,346	$38,745	$140,479

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 16 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$318	$243	$638	$466
Less: Preferred stock dividends	—	—	7	7
Net income available to common stockholders	$318	$243	$631	$459
Denominator:
Weighted-average common shares outstanding - basic	506,371,846	528,968,330	507,903,141	528,519,489
Dilutive common shares: share-based awards	1,042,276	1,396,873	1,458,914	1,877,382
Weighted-average common shares outstanding - diluted	507,414,122	530,365,203	509,362,055	530,396,871
Earnings per common share:
Basic	$0.63	$0.46	$1.24	$0.87
Diluted	0.63	0.46	1.24	0.87
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three and six months ended June 30, 2017 excluded 530,781 and 343,692 average share-based awards, respectively, because their inclusion would have been antidilutive. The Company did not have any antidilutive shares for the three and six months ended June 30, 2016.
NOTE 17 - OTHER INCOME
The following table presents the details of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Bank-owned life insurance income	$14	$13	$26	$26
Other	(8)	9	5	17
Other income	$6	$22	$31	$43

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Deposit insurance	$36	$29	$68	$55
Promotional expense	29	25	55	49
Settlements and operating losses	12	14	25	22
Other	71	60	126	117
Other operating expense	$148	$128	$274	$243
NOTE 19 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to June 30, 2017 through the filing date of the Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended June 30, 2017 are included in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
April 1, 2017 - April 30, 2017	2,971,229	$34.86	2,971,229	$26,422,957
May 1, 2017 - May 31, 2017	—	$—	—	$26,422,957
June 1, 2017 - June 30, 2017	758,102	$34.86	758,102	$—
(1) On June 29, 2016, the Company announced that its 2016 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $690 million for the four-quarter period ending with the second quarter of 2017. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allows for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during second quarter 2017 were executed pursuant to an accelerated share repurchase transaction, which was completed by June 30, 2017. The timing and exact amount of future share repurchases will be consistent with the 2017 Capital Plan and will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 5. OTHER INFORMATION

On August 1, 2017, the Compensation and Human Resources Committee of our Board of Directors approved amendments to employment agreements (the “Amended Agreements”) for certain Company executives to provide for severance in the event of a qualifying termination following a change of control. On August 2, 2017, the affected named executive officers executed their respective Amended Agreements.

The Amended Agreements provide that in the event of a qualifying termination by the Company without cause or resignation by the executive with good reason within 24 months following a change of control, the affected executives will receive severance consisting of: (i) two times the sum of current base salary and average cash bonus received during the prior three years, plus (ii) a pro-rata cash bonus for the year in which termination occurs, also based on the average cash bonus during the prior three years.

The Amended Agreements were provided to each of our named executive officers other than Bruce Van Saun, our Chief Executive Officer, whose provisions regarding change of control severance in his employment agreement will continue in effect. Also, the existing change of control severance for John F. Woods, our Chief Financial Officer, will be superseded by his Amended Agreement.

The description of the matters set forth above are qualified in all respects by reference to the Amended Agreements for affected named executive officers, which are filed with this Form 10-Q as exhibits 10.5 through 10.8.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

CITIZENS FINANCIAL GROUP, INC.

3.2	Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

10.1	Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Policy (originally adopted as of September 29, 2014 and amended as of August 1, 2017) †*

10.2	Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement†*

10.3	Citizens Financial Group, Inc. Amendment to Performance Stock Unit Award Agreement†*

10.4	Citizens Financial Group, Inc. Amendment to December 2014 Role-Based Allowance Share Award Agreement†*

10.5	Offer Letter, dated May 23, 2008, as amended on August 6, 2014 and August 2, 2017, between the Registrant and Brad Conner†*

10.6	Executive Employment Agreement dated July 1, 2014, as amended on August 2, 2017, between the Registrant and Stephen Gannon†*

10.7	Executive Employment Agreement, dated March 23, 2015, as amended on August 2, 2017, between the Registrant and Donald H. McCree III†*

10.8	Executive Employment Agreement, dated December 13, 2016, as amended on August 2, 2017, between the Registrant and John F. Woods†*

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)