Form 10-Q
period 2017-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2017-11-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 491,991,403 shares of Registrant’s common stock ($0.01 par value) outstanding on November 1, 2017.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Federal Reserve Board of Governors and, as applicable, Federal Reserve Bank(s)
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont

CITIZENS FINANCIAL GROUP, INC.

NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
TOP	Tapping Our Potential
VaR	Value at Risk
VIE	Variable Interest Entities

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $151.4 billion in assets as of September 30, 2017. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 3,200 ATMs and approximately 1,200 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the interim Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our 2016 Annual Report on Form 10-K.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
Third Quarter 2017 compared with Third Quarter 2016 - Key Highlights

•
Third quarter 2017 net income of $348 million increased 17% from $297 million in third quarter 2016, with earnings per diluted common share of $0.68, up 21% from $0.56 per diluted common share. Third quarter 2017 ROTCE of 10.1% improved from 8.6%.*

◦
On an Adjusted basis,* third quarter 2017 net income increased 25% and earnings per diluted common share increased 31% compared to third quarter 2016. Adjusted results exclude the impact of a third quarter 2016 net $19 million after-tax benefit from the sale of a troubled debt restructuring portfolio (“TDR Transaction”), partially offset by other notable items largely associated with our efficiency and balance sheet optimization initiatives.

•
Third quarter 2017 results reflect an 18% increase in net income available to common stockholders, led by revenue growth of 5%, with a 12% increase in net interest income given 5% average loan growth and a 21 basis point increase in net interest margin.

◦	On an Adjusted basis,* net income available to common stockholders increased 26%.

•	Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 6%, a 3.5% improvement in the efficiency ratio and a 1.6% improvement in ROTCE.*

◦	On an Adjusted basis,* operating leverage was 7% with an efficiency ratio improvement of 3.9% and a ROTCE improvement of 2.1%.

•	Fully diluted average common shares outstanding decreased by 19 million shares.
Nine Months Ended 2017 compared with Nine Months Ended 2016 - Key Highlights

•
For the first nine months of 2017, net income of $986 million, increased 29% from $763 million in the first nine months of 2016, with earnings per diluted common share of $1.92, up 35% from $1.42 per diluted common share in the first nine months of 2016. Our first nine months of 2017 results include a $23 million benefit, or $0.05 per diluted common share, related to the settlement of certain state tax matters. For the first nine months of 2017, ROTCE of 9.8% improved from 7.5% in the first nine months of 2016.*

◦
On an Underlying basis,* excluding a $23 million benefit related to the settlement of certain state tax matters, net income of $963 million was up 26%, earnings per diluted common share of $1.87 was up 32%, and ROTCE of 9.6% improved by 206 basis points.

◦
On an Adjusted basis,* excluding the third quarter 2016 net $19 million after-tax benefit related to the TDR Transaction, partially offset by other notable items, net income of $986 million was up 33%, earnings per diluted common share of $1.92 was up 38%, and ROTCE of 9.8% improved by 248 basis points.

•
Results for the first nine months of 2017 reflected a 30% increase in net income available to common stockholders, led by revenue growth of 9%, as net interest income increased 12%, given a 6% average loan growth and a 15 basis point increase in net interest margin, as well as noninterest income growth of 1%.

•
Results for the first nine months of 2017 included a $26 million pre-tax impact related to impairments on aircraft lease assets, which largely related to a non-core runoff portfolio, and reduced noninterest income by $11 million and increased noninterest expense by $15 million. The lease impairments, in addition to provision expense of $238 million, resulted in total credit-related costs of $264 million.*

•
Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 6%, a 3.4% improvement in the efficiency ratio from 64.4% to 61.0%, and a 2.3% improvement in ROTCE.*

◦	Before the impact of the lease impairments, Underlying* operating leverage was 7% and the efficiency ratio improved 3.9% from 64.4% to 60.5%.

◦	On an Adjusted basis,* the efficiency ratio improved from 64.5% to 61.0%.

•	For the first nine months of 2017, the tax rate reflected a 1.8% benefit driven by the settlement of certain state tax matters and investments in historic tax credits.

◦	On an Underlying basis,* the effective income tax rate decreased from 31.9% to 31.7%.

•	Fully diluted average common shares outstanding decreased by 20 million shares.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Notable and Underlying Items(1)

	Three Months Ended September 30, 2016
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$435	$867	$86	$130	$297
Less: notable items
Gain on mortgage/home equity TDR transaction	72	—	—	27	45
Home equity operational items	—	8	—	(3)	(5)
Asset Finance repositioning	(5)	11	—	(6)	(10)
TOP III efficiency initiatives	—	17	—	(6)	(11)
Total notable items	$67	$36	$—	$12	$19
Adjusted results (Non-GAAP)	$368	$831	$86	$118	$278

	Nine Months Ended September 30, 2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,130	$2,576	$238	$423	$986
Less: Underlying items
Lease impairment credit-related costs	(11)	15	(26)	—	—
Settlement of certain tax matters	—	—	—	(23)	23
Total Underlying items	($11)	$15	($26)	($23)	$23
Underlying results (Non-GAAP)	$1,141	$2,561	$264	$446	$963

	Nine Months Ended September 30, 2016
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,120	$2,505	$267	$357	$763
Less: notable items
Gain on mortgage/home equity TDR transaction	72	—	—	27	45
Home equity operational items	—	8	—	(3)	(5)
Asset Finance repositioning	(5)	11	—	(6)	(10)
TOP III efficiency initiatives	—	17	—	(6)	(11)
Total notable items	$67	$36	$—	$12	$19
Adjusted results (Non-GAAP)	$1,053	$2,469	$267	$345	$744
(1) There were no notable or Underlying items for the three months ended September 2017.

*
“Adjusted” results exclude restructuring charges, special items and/or notable items; “Underlying” results, as applicable, exclude a first quarter 2017 $23 million benefit related to the settlement of certain state tax matters and reclassify second quarter 2017 results for the pre-tax impact of $26 million of lease asset impairments to reflect their credit-related impact. Where there is a reference to “Adjusted” and/or “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Principal Components of Operations and Key Performance Metrics Used by Management — Key Performance Metrics and Non-GAAP Financial Measures.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and nine months ended September 30, 2017 and 2016 and the summary Consolidated Balance Sheet data as of September 30, 2017 and December 31, 2016 are derived from our unaudited interim Consolidated Financial Statements included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.
Our unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information set forth herein. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of those to be expected for the year ending December 31, 2017 or for any future period. The following selected consolidated financial data should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	2017	2016	2017	2016
OPERATING DATA:
Net interest income	$1,062	$945	$3,093	$2,772
Noninterest income	381	435	1,130	1,120
Total revenue	1,443	1,380	4,223	3,892
Provision for credit losses	72	86	238	267
Noninterest expense	858	867	2,576	2,505
Income before income tax expense	513	427	1,409	1,120
Income tax expense	165	130	423	357
Net income	$348	$297	$986	$763
Net income available to common stockholders	$341	$290	$972	$749
Net income per common share - basic	$0.68	$0.56	$1.92	$1.43
Net income per common share - diluted	$0.68	$0.56	$1.92	$1.42
OTHER OPERATING DATA:
Return on average common equity (1)	6.87%	5.82%	6.63%	5.08%
Return on average tangible common equity (1)	10.13	8.58	9.80	7.51
Return on average total assets (1)	0.92	0.82	0.88	0.72
Return on average total tangible assets (1)	0.96	0.86	0.92	0.75
Efficiency ratio (1)	59.41	62.88	60.99	64.36
Operating leverage (1) (2)	5.61	5.49	5.67	6.06
Net interest margin (1)	3.05	2.84	3.00	2.85
Effective income tax rate	32.18	30.46	30.04	31.87
(1) See “—Principal Components of Operations and Key Performance Metrics Used By Management” for definitions of our key performance metrics.
(2) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2016 calculation, total revenue was $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2015, respectively, and noninterest expense was $798 million and $2.4 billion for the three and nine months ended September 30, 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	September 30, 2017	December 31, 2016
BALANCE SHEET DATA:
Total assets	$151,356	$149,520
Loans held for sale, at fair value	500	583
Other loans held for sale	724	42
Loans and leases	110,151	107,669
Allowance for loan and lease losses	(1,224)	(1,236)
Total securities	25,742	25,610
Goodwill	6,887	6,876
Total liabilities	131,247	129,773
Total deposits	113,235	109,804
Federal funds purchased and securities sold under agreements to repurchase	453	1,148
Other short-term borrowed funds	1,505	3,211
Long-term borrowed funds	13,400	12,790
Total stockholders’ equity	20,109	19,747
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.11%	1.15%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	131.35	118.32
Nonperforming loans and leases as a percentage of total loans and leases	0.85	0.97
Capital Ratios:(3)
CET1 capital ratio (4)	11.1%	11.2%
Tier 1 capital ratio (5)	11.3	11.4
Total capital ratio (6)	13.8	14.0
Tier 1 leverage ratio (7)	9.9	9.9
(3) U.S. Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of September 30, 2017 and December 31, 2016 are prepared using the U.S. Basel III Standardized transitional approach.
(4) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(5) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(6) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(7) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

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

“Adjusted” or “Underlying” results, which are non-GAAP measures, exclude certain items, as applicable, that may occur in a reporting period which management does not consider indicative of on-going financial performance.
We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our “Adjusted” or “Underlying” results in any period reflect our operational performance in that period and, accordingly, it is useful to consider our GAAP results and our “Adjusted” or “Underlying” results together. We believe this presentation also increases comparability of period-to-period results.
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
Non-GAAP measures are denoted throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations” by the use of the term “Adjusted” or “Underlying” and/or are followed by an asterisk (*).

The following table presents computations of key performance metrics used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except ratio data)	Ref.	2017	2016	2017	2016
Total revenue (GAAP)	A	$1,443	$1,380	$4,223	$3,892
Noninterest expense (GAAP)	B	858	867	2,576	2,505
Net income (GAAP)	C	348	297	986	763
Net income available to common stockholders (GAAP)	D	341	290	972	749
Return on average common equity:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Return on average common equity	D/E	6.87%	5.82%	6.63%	5.08%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible common equity	F	$13,376	$13,442	$13,268	$13,332
Return on average tangible common equity	D/F	10.13%	8.58%	9.80%	7.51%
Return on average total assets:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Return on average total assets	C/G	0.92%	0.82%	0.88%	0.72%
Return on average total tangible assets:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible assets	H	$143,660	$138,031	$143,214	$135,412
Return on average total tangible assets	C/H	0.96%	0.86%	0.92%	0.75%
Efficiency ratio:
Efficiency ratio	B/A	59.41%	62.88%	60.99%	64.36%
Operating leverage:
Increase in total revenue		4.57%	14.14%	8.50%	8.35%
(Decrease) increase in noninterest expense		(1.04)	8.65	2.83	2.29
Operating leverage		5.61%	5.49%	5.67%	6.06%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,
		2017				2016
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	I	$122	$201	$25	$348	$92	$162	$43	$297
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income available to common stockholders	J	$122	$201	$18	$341	$92	$162	$36	$290
Efficiency ratio:
Total revenue (GAAP)	K	$901	$490	$52	$1,443	$850	$450	$80	$1,380
Noninterest expense (GAAP)	L	648	195	15	858	650	181	36	867
Efficiency ratio	L/K	71.88%	39.39%	NM	59.41%	76.46%	40.21%	NM	62.88%
Return on average total tangible assets:
Average total assets (GAAP)		$60,012	$49,833	$40,167	$150,012	$56,689	$47,902	$39,808	$144,399
Less: Average goodwill (GAAP)		—	—	6,887	6,887	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	1	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	537	537	—	—	509	509
Average total tangible assets	M	$60,012	$49,833	$33,815	$143,660	$56,689	$47,902	$33,440	$138,031
Return on average total tangible assets	I/M	0.81%	1.60%	NM	0.96%	0.64%	1.35%	NM	0.86%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,565	$5,685	$8,478	$19,728	$5,190	$5,172	$9,448	$19,810
Less: Average goodwill (GAAP)		—	—	6,887	6,887	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	1	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	537	537	—	—	509	509
Average tangible common equity (1)	N	$5,565	$5,685	$2,126	$13,376	$5,190	$5,172	$3,080	$13,442
Return on average tangible common equity (1)	J/N	8.72%	14.06%	NM	10.13%	7.04%	12.50%	NM	8.58%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Nine Months Ended September 30,
		2017				2016
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	I	$335	$568	$83	$986	$253	$459	$51	$763
Less: Preferred stock dividends		—	—	14	14	—	—	14	14
Net income available to common stockholders	J	$335	$568	$69	$972	$253	$459	$37	$749
Efficiency ratio:
Total revenue (GAAP)	K	$2,645	$1,444	$134	$4,223	$2,460	$1,285	$147	$3,892
Noninterest expense (GAAP)	L	1,939	577	60	2,576	1,898	554	53	2,505
Efficiency ratio	L/K	73.28%	39.89%	NM	60.99%	77.15%	43.15%	NM	64.36%
Return on average total tangible assets:
Average total assets (GAAP)		$59,310	$49,604	$40,649	$149,563	$55,825	$46,869	$39,101	$141,795
Less: Average goodwill (GAAP)		—	—	6,882	6,882	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	535	535	—	—	495	495
Average total tangible assets	M	$59,310	$49,604	$34,300	$143,214	$55,825	$46,869	$32,718	$135,412
Return on average total tangible assets	I/M	0.76%	1.53%	NM	0.92%	0.60%	1.31%	NM	0.75%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,515	$5,611	$8,491	$19,617	$5,130	$5,001	$9,584	$19,715
Less: Average goodwill (GAAP)		—	—	6,882	6,882	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	535	535	—	—	495	495
Average tangible common equity (1)	N	$5,515	$5,611	$2,142	$13,268	$5,130	$5,001	$3,201	$13,332
Return on average tangible common equity (1)	J/N	8.13%	13.54%	NM	9.80%	6.58%	12.27%	NM	7.51%
(1) Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Adjusted” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Noninterest income, Adjusted:
Noninterest income (GAAP)		$381	$435	$1,130	$1,120
Less: notable items
Gain on mortgage/home equity TDR transaction		—	72	—	72
Home equity operational items		—	—	—	—
Asset Finance repositioning		—	(5)	—	(5)
TOP III efficiency initiatives		—	—	—	—
Noninterest income, Adjusted (non-GAAP)		$381	$368	$1,130	$1,053
Total revenue, Adjusted:
Total revenue (GAAP)	A	$1,443	$1,380	$4,223	$3,892
Less: notable items
Gain on mortgage/home equity TDR transaction		—	72	—	72
Home equity operational items		—	—	—	—
Asset Finance repositioning		—	(5)	—	(5)
TOP III efficiency initiatives		—	—	—	—
Total revenue, Adjusted (non-GAAP)	O	$1,443	$1,313	$4,223	$3,825
Noninterest expense, Adjusted:
Noninterest expense (GAAP)	B	$858	$867	$2,576	$2,505
Less: notable items
Gain on mortgage/home equity TDR transaction		—	—	—	—
Home equity operational items		—	8	—	8
Asset Finance repositioning		—	11	—	11
TOP III efficiency initiatives		—	17	—	17
Noninterest expense, Adjusted (non-GAAP)	P	$858	$831	$2,576	$2,469
Pre-provision profit, Adjusted
Total revenue, Adjusted (non-GAAP)	O	$1,443	$1,313	$4,223	$3,825
Noninterest expense, Adjusted (non-GAAP)	P	858	831	2,576	2,469
Pre-provision profit, Adjusted (non-GAAP)		$585	$482	$1,647	$1,356
Income before income tax expense, Adjusted:
Income before income tax expense (GAAP)	Q	$513	$427	$1,409	$1,120
Less: notable items
Gain on mortgage/home equity TDR transaction		—	72	—	72
Home equity operational items		—	(8)	—	(8)
Asset Finance repositioning		—	(16)	—	(16)
TOP III efficiency initiatives		—	(17)	—	(17)
Income before income tax expense, Adjusted (non-GAAP)	R	$513	$396	$1,409	$1,089

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Income tax expense and effective income tax rate, Adjusted:
Income tax expense (GAAP)	S	$165	$130	$423	$357
Less: Notable items
Gain on mortgage/home equity TDR transaction		—	27	—	27
Home equity operational items		—	(3)	—	(3)
Asset Finance repositioning		—	(6)	—	(6)
TOP III efficiency initiatives		—	(6)	—	(6)
Income tax expense, Adjusted (non-GAAP)	T	$165	$118	$423	$345
Effective income tax rate (GAAP)	S/Q	32.18%	30.46%	30.04%	31.87%
Effective income tax rate, Adjusted (non-GAAP)	T/R	32.18	29.83	30.04	31.68
Net income, Adjusted:
Net income (GAAP)	C	$348	$297	$986	$763
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR transaction		—	(45)	—	(45)
Home equity operational items		—	5	—	5
Asset Finance repositioning		—	10	—	10
TOP III efficiency initiatives		—	11	—	11
Net income, Adjusted (non-GAAP)	U	$348	$278	$986	$744
Net income available to common stockholders, Adjusted:
Net income available to common stockholders (GAAP)	D	$341	$290	$972	$749
Add: Notable items, net of tax expense
Gain on mortgage/home equity TDR transaction		—	(45)	—	(45)
Home equity operational items		—	5	—	5
Asset Finance repositioning		—	10	—	10
TOP III efficiency initiatives		—	11	—	11
Net income available to common stockholders, Adjusted (non-GAAP)	V	$341	$271	$972	$730
Return on average common equity and return on average common equity, Adjusted:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Return on average common equity	D/E	6.87%	5.82%	6.63%	5.08%
Return on average common equity, Adjusted (non-GAAP)	V/E	6.87	5.44	6.63	4.95
Return on average tangible common equity and return on average common equity, Adjusted:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible common equity	F	$13,376	$13,442	$13,268	$13,332
Return on average tangible common equity	D/F	10.13%	8.58%	9.80%	7.51%
Return on average tangible common equity, Adjusted (non-GAAP)	V/F	10.13	8.02	9.80	7.32
Return on average total assets and return on average total assets, Adjusted:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Return on average total assets	C/G	0.92%	0.82%	0.88%	0.72%
Return on average total assets, Adjusted (non-GAAP)	U/G	0.92	0.77	0.88	0.70

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Return on average total tangible assets and return on average total tangible assets, Adjusted:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible assets	H	$143,660	$138,031	$143,214	$135,412
Return on average total tangible assets	C/H	0.96%	0.86%	0.92%	0.75%
Return on average total tangible assets, Adjusted (non-GAAP)	U/H	0.96	0.80	0.92	0.73
Efficiency ratio and efficiency ratio, Adjusted:
Efficiency ratio	B/A	59.41%	62.88%	60.99%	64.36%
Efficiency ratio, Adjusted (non-GAAP)	P/O	59.41	63.31	60.99	64.54
Operating leverage and operating leverage, Adjusted:
Increase in total revenue		4.57%	14.14%	8.50%	8.35%
(Decrease) increase in noninterest expense		(1.04)	8.65	2.83	2.29
Operating leverage		5.61%	5.49%	5.67%	6.06%
Increase in total revenue, Adjusted (non-GAAP)		9.90%	8.60%	10.41%	6.49%
Increase in noninterest expense, Adjusted (non-GAAP)		3.25	4.14	4.33	2.92
Operating leverage, Adjusted (non-GAAP)		6.65%	4.46%	6.08%	3.57%
Net income per average common share - basic and diluted, Adjusted:
Average common shares outstanding - basic (GAAP)	W	500,861,076	519,458,976	505,529,991	525,477,273
Average common shares outstanding - diluted (GAAP)	X	502,157,384	521,122,466	507,062,805	527,261,384
Net income available to common stockholders (GAAP)	D	$341	$290	$972	$749
Net income per average common share - basic (GAAP)	D/W	0.68	0.56	1.92	1.43
Net income per average common share - diluted (GAAP)	D/X	0.68	0.56	1.92	1.42
Net income available to common stockholders, Adjusted (non-GAAP)	V	341	271	972	730
Net income per average common share - basic, Adjusted (non-GAAP)	V/W	0.68	0.52	1.92	1.39
Net income per average common share - diluted, Adjusted (non-GAAP)	V/X	0.68	0.52	1.92	1.39

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Noninterest income, Underlying:
Noninterest income (GAAP)		$381	$435	$1,130	$1,120
Less: Lease impairment credit-related costs		—	—	(11)	—
Noninterest income, Underlying (non-GAAP)		$381	$435	$1,141	$1,120
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,443	$1,380	$4,223	$3,892
Less: Lease impairment credit-related costs		—	—	(11)	—
Total revenue, Underlying (non-GAAP)	Y	$1,443	$1,380	$4,234	$3,892
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$858	$867	$2,576	$2,505
Less: Lease impairment credit-related costs		—	—	15	—
Noninterest expense, Underlying (non-GAAP)	Z	$858	$867	$2,561	$2,505
Pre-provision profit, Underlying:
Pre-provision profit (GAAP)		$585	$513	$1,647	$1,387
Less: Lease impairment credit-related costs		—	—	(26)	—
Pre-provision profit, Underlying (non-GAAP)		$585	$513	$1,673	$1,387
Total credit-related costs, Underlying:
Provision for credit losses (GAAP)		$72	$86	$238	$267
Add: Lease impairment credit-related costs		—	—	26	—
Total credit-related costs, Underlying (non-GAAP)		$72	$86	$264	$267

Income before income tax expense (GAAP)	Q	$513	$427	$1,409	$1,120
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	S	$165	$130	$423	$357
Less: Settlement of certain state tax matters		—	—	(23)	—
Income tax expense, Underlying (non-GAAP)	AA	$165	$130	$446	$357
Effective income tax rate (GAAP)	S/Q	32.18%	30.46%	30.04%	31.87%
Effective income tax rate, Underlying (non-GAAP)	AA/Q	32.18	30.46	31.65%	31.87
Net income, Underlying:
Net income (GAAP)	C	$348	$297	$986	$763
Less: Settlement of certain state tax matters		—	—	23	—
Net income, Underlying (non-GAAP)	BB	$348	$297	$963	$763
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$341	$290	$972	$749
Less: Settlement of certain state tax matters		—	—	23	—
Net income available to common stockholders, Underlying (non-GAAP)	CC	$341	$290	$949	$749

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2017	2016
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	59.41%	62.88%	60.99%	64.36%
Efficiency ratio, Underlying (non-GAAP)	Z/Y	59.41	62.88	60.47	64.36
Operating leverage and operating leverage, Underlying
Increase in total revenue (GAAP)		4.57%	14.14%	8.50%	8.35%
(Decrease) increase in noninterest expense (GAAP)		(1.04)	8.65	2.83	2.29
Operating leverage		5.61%	5.49%	5.67%	6.06%
Increase in total revenue, Underlying (non-GAAP)		4.57%	14.14%	8.79%	8.35%
(Decrease) increase in noninterest expense, Underlying (non-GAAP)		(1.04)	8.65	2.24	2.29
Operating leverage, Underlying (non-GAAP)		5.61%	5.49%	6.55%	6.06%
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Return on average common equity	D/E	6.87%	5.82%	6.63%	5.08%
Return on average common equity, Underlying (non-GAAP)	CC/E	6.87	5.82	6.47	5.08
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,728	$19,810	$19,617	$19,715
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible common equity	F	$13,376	$13,442	$13,268	$13,332
Return on average tangible common equity	D/F	10.13%	8.58%	9.80%	7.51%
Return on average tangible common equity, Underlying (non-GAAP)	CC/F	10.13	8.58	9.57	7.51
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Return on average total assets	C/G	0.92%	0.82%	0.88%	0.72%
Return on average total assets, Underlying (non-GAAP)	BB/G	0.92	0.82	0.86	0.72
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$150,012	$144,399	$149,563	$141,795
Less: Average goodwill (GAAP)		6,887	6,876	6,882	6,876
Less: Average other intangibles (GAAP)		2	1	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		537	509	535	495
Average tangible assets	H	$143,660	$138,031	$143,214	$135,412
Return on average total tangible assets	C/H	0.96%	0.86%	0.92%	0.75%
Return on average total tangible assets, Underlying (non-GAAP)	BB/H	0.96	0.86	0.90	0.75
Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	W	500,861,076	519,458,976	505,529,991	525,477,273
Average common shares outstanding - diluted (GAAP)	X	502,157,384	521,122,466	507,062,805	527,261,384
Net income available to common stockholders (GAAP)	D	$341	$290	$972	$749
Net income per average common share - basic (GAAP)	D/W	0.68	0.56	1.92	1.43
Net income per average common share - diluted (GAAP)	D/X	0.68	0.56	1.92	1.42
Net income available to common stockholders, Underlying (non-GAAP)	CC	341	290	949	749
Net income per average common share - basic, Underlying (non-GAAP)	CC/W	0.68	0.56	1.88	1.43
Net income per average common share - diluted, Underlying (non-GAAP)	CC/X	0.68	0.56	1.87	1.42

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Third Quarter 2017 vs. Third Quarter 2016

•
Net income of $348 million increased $51 million, or 17%, from $297 million in third quarter 2016. Net income available to common stockholders of $341 million increased $51 million, or 18%, from $290 million in third quarter 2016;

•	Net income per average common share, diluted, of $0.68, compared to $0.56 in third quarter 2016;

•
Third quarter 2017 results reflected an 18% increase in net income available to common stockholders, led by revenue growth of 5% with a 12% increase in net interest income given 5% average loan growth and a 21 basis point increase in net interest margin. Prior year results reflected a net $19 million after-tax benefit tied to the impact of the third quarter 2016 TDR Transaction gain and other notable items. On an Adjusted basis,* which excludes the impact of the TDR Transaction gain and other third quarter 2016 notable items, net income available to common stockholders increased 26%;

•
Total revenue of $1.4 billion increased $63 million, or 5%, reflecting strong net interest income growth. On an Adjusted basis,* total revenue increased $130 million, or 10%, driven by strength in net interest income and noninterest income:

◦	Net interest income increased 12%, to $1.1 billion from $945 million in third quarter 2016, given 5% average loan growth and improvement in net interest margin;

◦
Net interest margin increased 21 basis points to 3.05%, which reflected improved loan yields, driven by balance sheet optimization initiatives and higher rates, and a two basis point benefit tied to higher-than-expected commercial loan interest recoveries, partially offset by an increase in funding costs; and

◦
Noninterest income decreased 12% from higher third quarter 2016 levels that included a net $67 million TDR Transaction gain. On an Adjusted basis,* which excludes the TDR Transaction gain and other third quarter 2016 notable items, noninterest income increased 4%, as strength in capital markets fees, card fees and letter of credit and loan fees were partially offset by lower mortgage banking fees, foreign exchange and interest rate products and service charges and fees.

•
Noninterest expense of $858 million decreased $9 million, or 1%, from higher third quarter 2016 levels that included $36 million of notable items. On an Adjusted basis,* which excludes notable items, noninterest expense increased 3%, largely reflecting higher salaries and employee benefits expense and outside services expense, driven by the impact of strategic growth initiatives;

•	The provision for credit losses of $72 million in third quarter 2017 decreased $14 million from $86 million in third quarter 2016, reflecting strong overall credit quality and lower net charge-offs;

•
Net charge-offs of $65 million decreased $18 million, or 22%, from $83 million in third quarter 2016. The ALLL of $1.2 billion remained stable compared to December 31, 2016. ALLL to total loans and leases ratio of 1.11% as of September 30, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio of 131% as of September 30, 2017, compared with 118% as of December 31, 2016;

•	The effective tax rate for third quarter 2017 was 32.2%, compared with 30.5% in third quarter 2016;

•	Return on average common equity of 6.9% compared to 5.8% in third quarter 2016;

•	Return on average tangible common equity of 10.1% improved 155 basis points, from 8.6% in third quarter 2016;*

•	Average interest-earning assets increased $5.8 billion, or 4%, reflecting 5% loan growth and a 3% increase in the investment portfolio; and

•	Average deposits of $112.9 billion increased $6.3 billion, or 6%, from $106.6 billion in third quarter 2016, reflecting strength in term, checking with interest, savings and demand deposits.

Nine Months Ended 2017 vs. Nine Months Ended 2016

•
Net income of $986 million increased $223 million compared to $763 million in the first nine months of 2016. Net income available to common stockholders of $972 million increased $223 million, compared to $749 million in the first nine months of 2016 as the benefit of a 9% increase in revenue and a reduction in the effective income tax rate from the settlement of certain state tax matters was partially offset by a 3% increase in noninterest expense:

◦	On an Underlying basis,* excluding the $23 million impact from the settlement of certain tax matters, net income increased 26% from $763 million in the first nine months of 2016; and

◦
On an Adjusted basis,* excluding the $19 million after-tax benefit related to the TDR Transaction, partially offset by other notable items, net income increased 33% from $744 million in the first nine months of 2016.

•	Net income per average common share was $1.92, diluted, compared to $1.42 in the first nine months of 2016:

◦
On an Underlying basis,* excluding the $23 million impact from the settlement of certain state tax matters, net income per average common share increased 32% to $1.87, diluted, compared to $1.42 in the first nine months of 2016; and

◦
On an Adjusted basis,* excluding the $19 million after-tax benefit related to notable items, net income per average common share increased 38% to $1.92, diluted, compared to $1.39 in the first nine months of 2016.

•	Total revenue of $4.2 billion increased $331 million, or 9%, reflecting solid net interest income and noninterest income growth:

◦
Net interest income of $3.1 billion increased $321 million, or 12%, compared to $2.8 billion in the first nine months of 2016, reflecting 6% average loan growth and a 15 basis point improvement in net interest margin;

◦
Net interest margin of 3.00% increased 15 basis points, compared to 2.85% in the first nine months of 2016 reflecting improved loan growth, driven by higher rates and balance sheet optimization initiatives, partially offset by investment portfolio growth and higher funding costs; and

◦
Noninterest income of $1.1 billion increased $10 million, or 1%, from the first nine months of 2016, largely driven by strength in capital markets fees, card fees, letter of credit and loan fees, foreign exchange and interest rate products and mortgage banking fees. These increases were offset by the second quarter 2017 impact of $11 million of finance lease impairments and the $67 million net impact of third quarter 2016 notable items:

▪	On an Underlying basis,* excluding the $11 million impact related to finance lease impairments, noninterest income increased $21 million, or 2%, from the first nine months of 2016; and

▪	On an Adjusted basis,* excluding the $67 million net impact related to notable items, noninterest income increased $77 million, or 7%, from the first nine months of 2016.

•
Noninterest expense of $2.6 billion, which included the $15 million impact of second quarter 2017 operating lease impairments, increased $71 million, or 3%, compared to $2.5 billion in the first nine months of 2016. Results also reflected higher salaries and employee benefits expense, largely tied to higher revenue-based incentives and merit increases and increases in other categories given continued investments in the franchise as well as higher FDIC expense and fraud and regulatory costs:

◦	On an Underlying basis,* excluding the $15 million impact related to operating lease impairments, noninterest expense increased $56 million, or 2%, from the first nine months of 2016; and

◦	On an Adjusted basis,* excluding the $36 million impact related to notable items, noninterest expense increased $107 million, or 4%, from the first nine months of 2016.

•	Provision for credit losses of $238 million decreased $29 million, or 11%, from $267 million in the first nine months of 2016.

◦	On an Underlying basis,* total credit-related costs of $264 million, including the $26 million impact of lease impairments, were down slightly from the first nine months of 2016.

•
Net charge-offs of $227 million decreased $4 million, or 2%, from $231 million in the first nine months of 2016. The ALLL of $1.2 billion decreased $12 million compared to December 31, 2016. ALLL to total loans and leases was 1.11% as of September 30, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio was 131% as of September 30, 2017, compared with 118% as of December 31, 2016.

•	Return on average common equity was 6.6% compared to 5.1% for the first nine months of 2016.

◦	On an Underlying basis,* return on average common equity of 6.5% improved 139 bps from 5.1% for the first nine months of 2016.

◦	On an Adjusted basis,* return on average common equity of 6.6% improved 168 bps from 5.0% for the first nine months of 2016.

•	Return on average tangible common equity was 9.8% compared to 7.5% for the first nine months of 2016.*

◦	On an Underlying basis,* return on average tangible common equity of 9.6% improved 206 bps from 7.5% for the first nine months of 2016.

◦	On an Adjusted basis,* return on average tangible common equity of 9.8% improved 248 bps from 7.3% for the first nine months of 2016.

•
Average loans and leases of $108.9 billion increased $6.6 billion, or 6%, from $102.3 billion in the first nine months of 2016, driven by a $3.6 billion increase in commercial loans and leases and a $3.0 billion increase in retail loans.

•	Average deposits of $111.2 billion increased $7.0 billion, or 7%, from $104.2 billion in the first nine months of 2016, driven by strength in checking with interest, term, money market and savings.

•	The effective tax rate in the first nine months of 2017 of 30.0% compared with 31.9% in the first nine months of 2016.

◦	On an Underlying basis,* the effective income tax rate improved 22 bps to 31.7% from 31.9% for the first nine months of 2016.

◦	On an Adjusted basis,* the effective income tax rate improved 164 bps to 30.0% from 31.7% for the first nine months of 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Income
Net income of $348 million, increased $51 million, or 17%, from $297 million in third quarter 2016. Net income totaled $986 million, up $223 million, or 29%, from $763 million in the first nine months of 2016.
The following table presents the significant components of our net income:

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change		Percent	2017	2016	Change		Percent
Operating Data:
Net interest income	$1,062	$945	$117		12%	$3,093	$2,772	$321		12%
Noninterest income	381	435	(54)		(12)	1,130	1,120	10		1
Total revenue	1,443	1,380	63		5	4,223	3,892	331		9
Provision for credit losses	72	86	(14)		(16)	238	267	(29)		(11)
Noninterest expense	858	867	(9)		(1)	2,576	2,505	71		3
Income before income tax expense	513	427	86		20	1,409	1,120	289		26
Income tax expense	165	130	35		27	423	357	66		18
Net income	$348	$297	$51		17	$986	$763	$223		29
Net income available to common stockholders	$341	$290	$51		18%	$972	$749	$223		30%
Return on average common equity	6.87%	5.82%	105	bps		6.63%	5.08%	155	bps
Return on average tangible common equity	10.13%	8.58%	155	bps		9.80%	7.51%	229	bps
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
The yields generated by our loans and securities are typically driven by both short-term and long-term interest rates, which are set by the market or, at times, by the FRB’s actions. However, the cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. In the first nine months of 2017, short-term interest rates have risen from very low levels by historical standards, with many benchmark rates, such as the federal funds rate and one- and three-month LIBOR, near 1.25%. Concurrently, longer-term rates have declined, with the ten-year U.S. Treasury note yield declining 30 basis points from the December 2016 average of 2.50% to 2.20% for September 2017. Any declines in the yield curve or a decline in longer-term yields relative to short-term yields (a flatter yield curve) would have an adverse impact on our net interest margin and net interest income.
The FRB continued to follow its stated monetary policy during the first nine months of 2017 and increased the Fed Funds rate by 0.25% in both March and June 2017. The FRB targeted a 1.00% to 1.25% Fed Funds rate at September 2017 and interest rates are expected to gradually increase to more normal levels. Also in September 2017, the FRB announced plans to initiate a balance sheet normalization program by reducing its holdings of U.S. Treasury and agency securities. The balance sheet normalization process is expected to be gradual and predictable, with long-term impacts on interest rates and mortgage rates.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,663	$5	1.14%	$2,121	$2	0.41%	($458)	73 bps
Taxable investment securities	25,588	155	2.42	24,961	146	2.34	627	8
Non-taxable investment securities	7	—	2.60	8	—	2.60	(1)	—
Total investment securities	25,595	155	2.42	24,969	146	2.34	626	8
Commercial	37,448	344	3.61	35,986	290	3.14	1,462	47
Commercial real estate	11,401	108	3.69	9,905	71	2.82	1,496	87
Leases	3,302	21	2.54	3,813	23	2.43	(511)	11
Total commercial	52,151	473	3.56	49,704	384	3.02	2,447	54
Residential mortgages	16,323	146	3.57	14,155	127	3.59	2,168	(2)
Home equity loans	1,547	22	5.72	2,088	30	5.75	(541)	(3)
Home equity lines of credit	13,608	135	3.93	14,314	115	3.20	(706)	73
Home equity loans serviced by others	618	11	7.04	837	16	7.24	(219)	(20)
Home equity lines of credit serviced by others	173	2	4.05	256	2	2.47	(83)	158
Automobile	13,349	111	3.31	14,053	104	2.96	(704)	35
Education(1)	7,814	106	5.36	5,750	73	5.10	2,064	26
Credit cards	1,738	47	10.69	1,623	46	11.24	115	(55)
Other retail	2,163	43	7.88	1,256	29	9.39	907	(151)
Total retail	57,333	623	4.32	54,332	542	3.98	3,001	34
Total loans and leases	109,484	1,096	3.96	104,036	926	3.52	5,448	44
Loans held for sale, at fair value	503	5	3.69	474	4	3.35	29	34
Other loans held for sale	234	3	4.72	69	1	6.41	165	(169)
Interest-earning assets	137,479	1,264	3.64	131,669	1,079	3.25	5,810	39
Allowance for loan and lease losses	(1,220)			(1,243)			23
Goodwill	6,887			6,876			11
Other noninterest-earning assets	6,866			7,097			(231)
Total assets	$150,012			$144,399			$5,613
Liabilities and Stockholders’ Equity
Checking with interest	$21,909	$23	0.43%	$19,997	$9	0.20%	$1,912	23 bps
Money market accounts	37,535	54	0.57	37,596	35	0.38	(62)	19
Regular savings	9,491	1	0.04	8,780	2	0.05	712	(1)
Term deposits	15,971	45	1.09	12,806	25	0.76	3,165	33
Total interest-bearing deposits	84,906	123	0.58	79,179	71	0.36	5,727	22
Federal funds purchased and securities sold under agreements to repurchase (2)	733	1	0.50	910	1	0.24	(177)	26
Other short-term borrowed funds	1,624	7	1.55	2,564	10	1.54	(940)	1
Long-term borrowed funds	12,210	71	2.31	10,905	52	1.89	1,305	42
Total borrowed funds	14,567	79	2.14	14,379	63	1.72	188	42
Total interest-bearing liabilities	99,473	202	0.80	93,558	134	0.57	5,915	23
Demand deposits	28,041			27,467			574
Other liabilities	2,523			3,317			(794)
Total liabilities	130,037			124,342			5,695
Stockholders’ equity	19,975			20,057			(82)
Total liabilities and stockholders’ equity	$150,012			$144,399			$5,613
Interest rate spread			2.84%			2.68%		16
Net interest income		$1,062			$945
Net interest margin			3.05%			2.84%		21 bps
Memo: Total deposits (interest-bearing and demand)	$112,947	$123	0.43%	$106,646	$71	0.27%	$6,301	16 bps
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $1.1 billion increased $117 million, or 12%, compared to $945 million in third quarter 2016, driven by 5% average loan growth and a 21 basis point improvement in net interest margin.
Average interest-earning assets of $137.5 billion increased $5.8 billion, or 4%, from third quarter 2016, driven by a $2.4 billion increase in average commercial loans and leases, a $3.0 billion increase in average retail loans, and a $626 million increase in total investment securities. Commercial loans and leases increased 5% from the prior year quarter reflecting strength in commercial and commercial real estate loans, partially offset by lower leases. Retail loans increased 6% from prior year quarter, reflecting strong growth in education, mortgage and other unsecured retail, partially offset by lower home equity and auto balances.
Average deposits of $112.9 billion increased $6.3 billion from third quarter 2016, reflecting growth in term deposits, checking with interest and savings, as well as modest growth in demand deposits. Total interest-bearing deposit costs increased 22 basis points compared to third quarter 2016, reflecting the impact of higher short-term rates and the need to keep pace with loan growth.
    Average borrowed funds of $14.6 billion increased $188 million, or 1%, from third quarter 2016 due to a $1.3 billion increase in long-term borrowed funds, which reflected growth in long-term senior debt and long-term FHLB borrowed funds, as the term funding profile continues to be strengthened, partially offset by a $940 million decrease in other short-term borrowed funds, largely FHLB advances and a $177 million reduction in federal funds purchased and securities sold under agreements to repurchase. Total borrowed funds costs of $79 million increased $16 million from third quarter 2016, primarily due to the increase in short-term interest rates and the change in mix to long-term senior debt.
Net interest margin of 3.05% increased 21 basis points compared to 2.84% in third quarter 2016, driven by higher commercial and retail loan yields given balance sheet optimization initiatives and higher rates, and a two basis point benefit tied to higher-than-expected commercial loan interest recoveries, partially offset by higher deposit and funding costs. The average interest-earning asset yield of 3.64% increased 39 basis points from 3.25% in third quarter 2016, driven by the benefit of a 44 basis point improvement in loan yields tied to increases in short-term rates. The investment portfolio yield increased eight basis points compared to the prior year quarter, reflecting a change in mix as lower-yielding short-term investments were managed lower. Total interest-bearing liabilities rate of 0.80% increased 23 basis points compared to 0.57% in third quarter 2016 due to a 22 basis point increase in interest-bearing deposit costs, driven mainly by term deposits, checking with interest and money market accounts. The issuance of additional long-term borrowed funds also contributed to the increase in our interest-bearing liability rate.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine Months Ended September 30,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,902	$13	0.87%	$1,915	$6	0.40%	($13)	47 bps
Taxable investment securities	25,702	469	2.43	24,294	432	2.37	1,408	6
Non-taxable investment securities	7	—	2.60	9	—	2.60	(2)	—
Total investment securities	25,709	469	2.43	24,303	432	2.37	1,406	6
Commercial	37,603	982	3.45	35,212	832	3.10	2,391	35
Commercial real estate	11,105	292	3.46	9,555	200	2.75	1,550	71
Leases	3,517	66	2.50	3,864	71	2.44	(347)	6
Total commercial	52,225	1,340	3.39	48,631	1,103	2.98	3,594	41
Residential mortgages	15,755	422	3.57	13,705	375	3.65	2,050	(8)
Home equity loans	1,668	71	5.71	2,263	95	5.63	(595)	8
Home equity lines of credit	13,775	379	3.68	14,474	343	3.16	(699)	52
Home equity loans serviced by others	668	35	7.06	898	49	7.09	(230)	(3)
Home equity lines of credit serviced by others	189	6	4.00	298	5	2.21	(109)	179
Automobile	13,563	328	3.23	13,940	304	2.91	(377)	32
Education	7,384	292	5.29	5,338	202	5.06	2,046	23
Credit cards	1,699	138	10.85	1,608	135	11.24	91	(39)
Other retail	1,976	117	7.94	1,177	79	9.01	799	(107)
Total retail	56,677	1,788	4.21	53,701	1,587	3.95	2,976	26
Total loans and leases	108,902	3,128	3.82	102,332	2,690	3.49	6,570	33
Loans held for sale, at fair value	492	13	3.53	383	10	3.46	109	7
Other loans held for sale	158	6	5.29	185	6	4.53	(27)	76
Interest-earning assets	137,163	3,629	3.52	129,118	3,144	3.23	8,045	29
Allowance for loan and lease losses	(1,226)			(1,225)			(1)
Goodwill	6,882			6,876			6
Other noninterest-earning assets	6,744			7,026			(282)
Total noninterest-earning assets	12,400			12,677			(277)
Total assets	$149,563			$141,795			$7,768
Liabilities and Stockholders’ Equity
Checking with interest	$21,457	$56	0.35%	$19,001	$24	0.17%	$2,456	18 bps
Money market accounts	37,439	140	0.50	36,673	95	0.35	766	15
Regular savings	9,355	3	0.04	8,646	3	0.04	709	—
Term deposits	15,104	112	0.99	12,530	72	0.77	2,574	22
Total interest-bearing deposits	83,355	311	0.50	76,850	194	0.34	6,505	16
Federal funds purchased and securities sold under agreements to repurchase (1)	807	2	0.36	922	2	0.22	(115)	14
Other short-term borrowed funds	2,283	22	1.23	3,133	33	1.38	(850)	(15)
Long-term borrowed funds	12,755	201	2.10	10,375	143	1.84	2,380	26
Total borrowed funds	15,845	225	1.88	14,430	178	1.63	1,415	25
Total interest-bearing liabilities	99,200	536	0.72	91,280	372	0.54	7,920	18
Demand deposits	27,886			27,362			524
Other liabilities	2,613			3,191			(578)
Total liabilities	129,699			121,833			7,866
Stockholders’ equity	19,864			19,962			(98)
Total liabilities and stockholders’ equity	$149,563			$141,795			$7,768
Interest rate spread			2.80%			2.69%		11
Net interest income		$3,093			$2,772
Net interest margin			3.00%			2.85%		15 bps
Memo: Total deposits (interest-bearing and demand)	$111,241	$311	0.37%	$104,212	$194	0.25%	$7,029	12 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $3.1 billion in the first nine months of 2017 increased $321 million, or 12%, compared to $2.8 billion in the first nine months of 2016, reflecting 6% average loan growth and a 15 basis point improvement in net interest margin.
Average interest-earning assets of $137.2 billion increased $8.0 billion, or 6%, from the first nine months of 2016, driven by a $3.6 billion increase in average commercial loans and leases, a $3.0 billion increase in average retail loans, and a $1.4 billion increase in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in education, residential mortgage and other retail balances.
Average deposits of $111.2 billion increased $7.0 billion from the first nine months of 2016, reflecting growth in all categories with particular strength in checking with interest and term deposits. Total interest-bearing deposit costs of $311 million increased $117 million, or 60%, from $194 million in 2016, primarily due to the impact of rising rates and a shift in mix toward commercial deposits.
Average total borrowed funds of $15.8 billion increased $1.4 billion from the first nine months of 2016, reflecting an increase in average long-term borrowed funds driven by issuances of senior notes. Total borrowed funds costs of $225 million increased $47 million from the first nine months of 2016. The total borrowed funds yield of 1.88% in the first nine months of 2017 increased 25 basis points from 1.63% in the first nine months of 2016 due to an increase in long-term rates and a mix shift to long-term senior debt.
Net interest margin of 3.00% increased 15 basis points compared to 2.85% in the first nine months of 2016, driven by improved loan yields reflecting both higher interest rates and balance sheet optimization initiatives. These results were partially offset by the impact of investment portfolio growth and higher deposit and funding costs. Average interest-earning asset yields of 3.52% increased 29 basis points from 3.23% in the first nine months of 2016, while average interest-bearing liability costs of 0.72% increased 18 basis points from 0.54% in the first nine months of 2016.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Service charges and fees(1)	$131	$134	($3)	(2%)	$385	$390	($5)	(1%)
Card fees	58	52	6	12	177	153	24	16
Capital markets fees(1)	53	36	17	47	152	99	53	54
Trust and investment services fees	38	37	1	3	116	112	4	4
Letter of credit and loan fees(1)	30	28	2	7	90	83	7	8
Foreign exchange and interest rate products(1)	24	28	(4)	(14)	77	72	5	7
Mortgage banking fees	27	33	(6)	(18)	80	76	4	5
Securities gains, net	2	—	2	100	9	13	(4)	(31)
Other income (1)(2)	18	87	(69)	(79)	44	122	(78)	(64)
Noninterest income	$381	$435	($54)	(12%)	$1,130	$1,120	$10	1%
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

Noninterest income of $381 million decreased $54 million, or 12%, from $435 million in third quarter 2016. Third quarter 2017 results reflect strength in capital market fees and card fees, offset by a $69 million decrease in other income. Card fees increased $6 million, reflecting the benefit of revised contract terms for processing fees and an increase in purchase volume. Capital markets fees increased $17 million, reflecting strength in loan syndications, bond and equity underwriting fees and advisory fees given stronger market volumes and the investments made to broaden our capabilities. On an Adjusted basis,* excluding the $67 million net impact of 2016 notable items, noninterest income increased $13 million, or 4%.
Noninterest income of $1.1 billion increased $10 million, or 1%, compared to the first nine months of 2016 driven by capital market fees, card fees, letter of credit and loan fees, foreign exchange and interest rate products, mortgage banking fees and trust and investment service fees, partially offset by a reduction in other income. Capital markets fees increased $53 million, reflecting underlying business momentum and the impact of building capabilities.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Card fees and mortgage banking fees increased $24 million and $4 million, respectively, from the first nine months of 2016. Underlying* noninterest income of $1.1 billion increased $21 million, or 2%, excluding the $11 million impact of finance lease impairments. On an Adjusted basis,* excluding the $67 million net impact of notable items, noninterest income increased $77 million, or 7%.
Provision for Credit Losses
The provision for credit losses of $72 million in third quarter 2017 decreased $14 million from $86 million in third quarter 2016, largely reflecting strong overall portfolio credit quality and lower net charge-offs. Third quarter 2017 net charge-offs of $65 million were $18 million lower than third quarter 2016 reflecting a $19 million decrease in total commercial net charge-offs. The third quarter 2017 results reflected a $7 million increase in the allowance for credit losses compared to a $3 million increase in the third quarter 2016. The third quarter 2017 increase included reserves associated with estimated hurricane exposure. Overall credit quality remained strong reflecting growth in high quality, lower risk retail loans and a broadly stable commercial risk profile.
The provision for credit losses of $238 million decreased $29 million for the first nine months of 2017 from $267 million for the first nine months of 2016, primarily due to continued asset improvement and a decline in net charge-offs. The first nine months of 2017 results reflected an $11 million reserve build, compared to a $36 million reserve build in the first nine months of 2016, largely due to loan growth as well as the shift in asset mix toward lower risk retail loans. Net charge-offs for the first nine months of 2017 of $227 million were $4 million lower than the first nine months of 2016 reflecting a $7 million decrease in total retail net charge-offs. Total Underlying credit-related costs of $264 million,* including lease impairments, were relatively stable with the first nine months of 2016.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Salaries and employee benefits	$436	$432	$4	1%	$1,312	$1,289	$23	2%
Outside services	99	102	(3)	(3)	286	279	7	3
Occupancy	78	78	—	—	239	230	9	4
Equipment expense	65	65	—	—	196	194	2	1
Amortization of software	45	46	(1)	(2)	134	126	8	6
Other operating expense	135	144	(9)	(6)	409	387	22	6
Noninterest expense	$858	$867	($9)	(1%)	$2,576	$2,505	$71	3%

Noninterest expense of $858 million decreased $9 million, or 1%, from $867 million in third quarter 2016, driven by a $36 million reduction tied to third quarter 2016 notable items. On an Adjusted basis,* excluding the $36 million impact of 2016 notable items, noninterest expense increased $27 million, or 3%, largely reflecting higher salaries and employee benefits and outside services driven by the impact of strategic growth initiatives. Adjusted results* also reflect stable occupancy and equipment expense, and an increase in other expense, largely due to higher advertising expense and legacy home equity operational items, partially offset by lower credit collection costs.

Noninterest expense of $2.6 billion in the first nine months of 2017 increased $71 million, or 3%, compared to the first nine months of 2016, reflecting the $15 million impact of operating lease impairments and an increase in salaries and employee benefits driven by higher revenue-based incentives and merit increase. The first nine months of 2017 compared to the first nine months of 2016 also reflected an increase in occupancy, amortization of software, outside services and equipment expense given continued investments in the franchise as well as higher FDIC expense and fraud and regulatory costs. On an Underlying basis,* noninterest expense increased $56 million,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

or 2%, excluding the $15 million impact of operating lease impairments. On an Adjusted basis,* excluding the $36 million impact of 2016 notable items, noninterest expense increased $107 million, or 4%.
Income Tax Expense
Income tax expense was $165 million and $130 million in third quarter 2017 and 2016, respectively. This resulted in an effective tax rate of 32.2% and 30.5% in third quarter 2017 and 2016, respectively. The increase in the effective tax rate was primarily attributable to the impact of federal and state tax credit recoveries recorded in third quarter 2016, partially offset by the impact of investments in historic tax credits in third quarter 2017.
Income tax expense was $423 million and $357 million for the first nine months of 2017 and 2016, respectively. This resulted in an effective tax rate of 30.0% and 31.9% for the first nine months of 2017 and 2016, respectively. The decrease in the effective income tax rate was driven by the impact of the settlement of certain state tax matters, investments in historic tax credits, and the accounting method change for share-based compensation (FASB Accounting Standards Update 2016-09) which we adopted in January 2017 on a prospective basis, partially offset by the prior year federal and state tax credit recoveries.
At September 30, 2017, our net deferred tax liability was $744 million, compared with $714 million at December 31, 2016. The increase in the net deferred tax liability was primarily attributable to the tax effect of net unrealized gains on securities and derivatives, partially offset by the tax effect of differences in the timing of deductions and income items for financial statement purposes versus taxable income purposes. For further discussion, see Note 9 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The Trump administration has announced plans to introduce tax reform intended to lower corporate income tax rates. Any legislation affecting income tax rates could have an impact on our future effective tax rate, the significance of which would depend on the timing, nature and scope of any such legislation, as well as the level and composition of our earnings. If tax legislation is passed, a reduction in the corporate income tax rate could lower our annual effective income tax rate and result in a one-time tax benefit associated with a revaluation of our net deferred tax liability.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Segments
The following tables present certain financial data of our operating segments, Other and consolidated:

	As of and for the Three Months Ended September 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$674	$354	$34	$1,062
Noninterest income	227	136	18	381
Total revenue	901	490	52	1,443
Noninterest expense	648	195	15	858
Profit before provision for credit losses	253	295	37	585
Provision for credit losses	65	—	7	72
Income before income tax expense	188	295	30	513
Income tax expense	66	94	5	165
Net income	$122	$201	$25	$348
Loans and leases (period-end) (1)	$59,211	$49,313	$2,851	$111,375
Average Balances:
Total assets	$60,012	$49,833	$40,167	$150,012
Total loans and leases (1)	58,679	48,746	2,796	110,221
Deposits	75,085	30,751	7,111	112,947
Interest-earning assets	58,729	48,875	29,875	137,479
Key Performance Metrics:
Net interest margin (2)	4.55%	2.88%	NM	3.05%
Efficiency ratio	71.88	39.39	NM	59.41
Average loans to average deposits ratio (1)	78.15	158.52	NM	97.59
Return on average total tangible assets (2)	0.81	1.60	NM	0.96
Return on average tangible common equity (2) (3)	8.72	14.06	NM	10.13
(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2017 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended September 30, 2016
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$621	$327	($3)	$945
Noninterest income	229	123	83	435
Total revenue	850	450	80	1,380
Noninterest expense	650	181	36	867
Profit before provision for credit losses	200	269	44	513
Provision for credit losses	57	19	10	86
Income before income tax expense (benefit)	143	250	34	427
Income tax expense (benefit)	51	88	(9)	130
Net income	$92	$162	$43	$297
Loans and leases (period-end) (1)	$56,230	$46,292	$3,471	$105,993
Average Balances:
Total assets	$56,689	$47,902	$39,808	$144,399
Total loans and leases (1)	55,376	46,611	2,592	104,579
Deposits	72,141	27,847	6,658	106,646
Interest-earning assets	55,423	46,666	29,580	131,669
Key Performance Metrics:
Net interest margin (2)	4.46%	2.79%	NM	2.84%
Efficiency ratio	76.46	40.21	NM	62.88
Average loans to average deposits ratio (1)	76.76	167.38	NM	98.06
Return on average total tangible assets (2)	0.64	1.35	NM	0.86
Return on average tangible common equity (2) (3)	7.04	12.50	NM	8.58

(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2016 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$1,969	$1,044	$80	$3,093
Noninterest income	676	400	54	1,130
Total revenue	2,645	1,444	134	4,223
Noninterest expense	1,939	577	60	2,576
Profit before provision for credit losses	706	867	74	1,647
Provision for credit losses	189	20	29	238
Income before income tax expense (benefit)	517	847	45	1,409
Income tax expense (benefit)	182	279	(38)	423
Net income	$335	$568	$83	$986
Loans and leases (period-end) (1)	$59,211	$49,313	$2,851	$111,375
Average Balances:
Total assets	$59,310	$49,604	$40,649	$149,563
Total loans and leases (1)	57,975	48,560	3,017	109,552
Deposits	74,778	29,496	6,967	111,241
Interest-earning assets	58,026	48,696	30,441	137,163
Key Performance Metrics:
Net interest margin (2)	4.54%	2.87%	NM	3.00%
Efficiency ratio	73.28	39.89	NM	60.99
Average loans to average deposits ratio (1)	77.53	164.63	NM	98.48
Return on average total tangible assets (2)	0.76	1.53	NM	0.92
Return on average tangible common equity (2) (3)	8.13	13.54	NM	9.80
(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2017 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2016
(dollars in millions)	Consumer Banking		Commercial Banking	Other(4)	Consolidated
Net interest income	$1,804		$941	$27	$2,772
Noninterest income	656		344	120	1,120
Total revenue	2,460		1,285	147	3,892
Noninterest expense	1,898		554	53	2,505
Profit before provision for credit losses	562		731	94	1,387
Provision for credit losses	169		27	71	267
Income before income tax expense (benefit)	393		704	23	1,120
Income tax expense (benefit)	140		245	(28)	357
Net income	$253		$459	$51	$763
Loans and leases (period-end) (1)	$56,230		$46,292	$3,471	$105,993
Average Balances:
Total assets	$55,825		$46,869	$39,101	$141,795
Total loans and leases (1)	54,494	—	45,532	2,874	102,900
Deposits	71,627		25,938	6,647	104,212
Interest-earning assets	54,542		45,611	28,965	129,118
Key Metrics
Net interest margin (2)	4.42%		2.76%	NM	2.85%
Efficiency ratio	77.15		43.15	NM	64.36
Average loans to average deposits ratio (1)	76.08		175.54	NM	98.74
Return on average total tangible assets (2)	0.60		1.31	NM	0.75
Return on average tangible common equity (2) (3)	6.58		12.27	NM	7.51
(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2016 are presented on an annualized basis.
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
Consumer Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change		Percent	2017	2016	Change		Percent
Net interest income	$674	$621	$53		9%	$1,969	$1,804	$165		9%
Noninterest income	227	229	(2)		(1)	676	656	20		3
Total revenue	901	850	51		6	2,645	2,460	185		8
Noninterest expense	648	650	(2)		-	1,939	1,898	41		2
Profit before provision for credit losses	253	200	53		27	706	562	144		26
Provision for credit losses	65	57	8		14	189	169	20		12
Income before income tax expense	188	143	45		31	517	393	124		32
Income tax expense	66	51	15		29	182	140	42		30
Net income	$122	$92	$30		33	$335	$253	$82		32
Loans and leases (period-end) (1)	$59,211	$56,230	$2,981		5	$59,211	$56,230	$2,981		5
Average Balances:
Total assets	$60,012	$56,689	$3,323		6%	$59,310	$55,825	$3,485		6%
Total loans and leases (1)	58,679	55,376	3,303		6	57,975	54,494	3,481		6
Deposits	75,085	72,141	2,944		4	74,778	71,627	3,151		4
Interest-earning assets	58,729	55,423	3,306		6	58,026	54,542	3,484		6
Key Performance Metrics:
Net interest margin (2)	4.55%	4.46%	9	bps		4.54%	4.42%	12	bps
Efficiency ratio	71.88	76.46	(458	) bps		73.28	77.15	(387	) bps
Average loans to average deposits ratio (1)	78.15	76.76	139	bps		77.53	76.08	145	bps
Return on average total tangible assets (2)	0.81	0.64	17	bps		0.76	0.60	16	bps
Return on average tangible common equity (2) (3)	8.72	7.04	168	bps		8.13	6.58	155	bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended September 30, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Consumer Banking net income of $122 million increased $30 million, or 33%, from $92 million in third quarter 2016, reflecting a $51 million increase in total revenue relative to a $2 million decrease in noninterest expense. Net interest income of $674 million increased $53 million, or 9%, from third quarter 2016, driven by a $3.3 billion increase in average loans, driven by growth in mortgage, education and unsecured retail loan balances, and higher rates and mix shift were partially offset by an increase in deposit costs.
Noninterest income of $227 million was relatively stable with third quarter 2016, largely reflecting growth in card fees and a reduction in mortgage banking fees and service charges and fees. Noninterest expense of $648 million remained relatively stable as lower software amortization and lower other operating expenses, largely home equity systems and operational costs, were partially offset by higher FDIC expense, salaries and benefits and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

advertising expense. Provision for credit losses of $65 million increased $8 million, or 14%, from $57 million in third quarter 2016, primarily driven by higher net charge-offs in auto, retail unsecured, home equity and education.
Consumer Banking net income of $335 million increased $82 million, or 32%, from $253 million in the first nine months of 2016, as the benefit of a $185 million increase in total revenue more than offset a $41 million increase in noninterest expense. Net interest income of $2.0 billion increased $165 million, or 9%, from the first nine months of 2016, driven by the benefit of a $3.5 billion increase in average loans led by residential mortgage, education and retail unsecured categories, partially offset by an increase in deposit costs.
Noninterest income increased $20 million, or 3%, from the first nine months of 2016, driven by an increase in card fees and mortgage banking fees, partially offset by lower service charges and fees. Noninterest expense of $1.9 billion increased $41 million, or 2%, from the first nine months of 2016, driven by higher outside services, FDIC expense, salaries and benefits, occupancy costs, software amortization and advertising expense. These results were partially offset by lower credit collection costs. Provision for credit losses of $189 million increased $20 million, or 12%, from $169 million in the first nine months of 2016, largely driven by higher net charge-offs in auto.
Commercial Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change		Percent	2017	2016	Change		Percent
Net interest income	$354	$327	$27		8%	$1,044	$941	$103		11%
Noninterest income	136	123	13		11	400	344	56		16
Total revenue	490	450	40		9	1,444	1,285	159		12
Noninterest expense	195	181	14		8	577	554	23		4
Profit before provision for credit losses	295	269	26		10	867	731	136		19
Provision for credit losses	—	19	(19)		(100)	20	27	(7)		(26)
Income before income tax expense	295	250	45		18	847	704	143		20
Income tax expense	94	88	6		7	279	245	34		14
Net income	$201	$162	$39		24	$568	$459	$109		24
Loans and leases (period-end) (1)	$49,313	$46,292	$3,021		7	$49,313	$46,292	$3,021		7
Average Balances:
Total assets	$49,833	$47,902	$1,931		4%	$49,604	$46,869	$2,735		6%
Total loans and leases (1)	48,746	46,611	2,135		5	48,560	45,532	3,028		7
Deposits	30,751	27,847	2,904		10	29,496	25,938	3,558		14
Interest-earning assets	48,875	46,666	2,209		5	48,696	45,611	3,085		7
Key Performance Metrics:
Net interest margin (2)	2.88%	2.79%	9	bps		2.87%	2.76%	11	bps
Efficiency ratio	39.39	40.21	(82	) bps		39.89	43.15	(326	) bps
Average loans to average deposits ratio (1)	158.52	167.38	(886	) bps		164.63	175.54	(1,091	) bps
Return on average total tangible assets (2)	1.60	1.35	25	bps		1.53	1.31	22	bps
Return on average tangible common equity (2) (3)	14.06	12.50	156	bps		13.54	12.27	127	bps
(1)  Includes loans held for sale.
(2) Ratios for the periods ended September 30, 2017 and 2016 are presented on an annualized basis.
(3)  Operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the segments based on economic capital.
Commercial Banking net income of $201 million increased $39 million, or 24%, from $162 million in third quarter 2016, driven by a $40 million increase in total revenue and a $19 million decrease in provision for credit losses, partially offset by a $14 million increase in noninterest expense. Net interest income of $354 million increased $27 million, or 8%, from $327 million in third quarter 2016, driven by 5% average loan growth and improved loan yields, partially offset by higher deposit costs.
Average loans and leases increased $2.1 billion from third quarter 2016, driven by growth in Middle Market, Commercial Real Estate, Corporate Finance, Franchise and Mid-corporate with good momentum from geographic expansion initiatives, partially offset by the impact of the third quarter 2016 transfer of $1.2 billion of loans and leases to non-core.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income of $136 million increased $13 million, or 11%, from $123 million in third quarter 2016 that included a $4 million reduction tied to lease impairments, reflecting strength in capital markets, letter of credit and loan fees and card fees. Noninterest expense of $195 million increased $14 million, or 8%, from $181 million in third quarter 2016, reflecting higher salaries and benefits, amortization of software, credit costs and outside services expense, partially offset by lower depreciation expense tied to the third quarter transfer of the aircraft portfolio to non-core. Provision for credit losses decreased $19 million from higher third quarter 2016 levels that reflected higher net charge-offs in the energy portfolio.
Commercial Banking net income of $568 million increased $109 million, or 24%, from $459 million in the first nine months of 2016, as the benefit of a $159 million increase in total revenue and a $7 million decrease in provision for credit losses was partially offset by a $23 million increase in noninterest expense. Net interest income of $1.0 billion increased $103 million, or 11%, from $941 million in the first nine months of 2016, reflecting a $3.0 billion increase in average loans and leases, improved loan and deposit spreads, and a $3.6 billion increase in average deposits.
Noninterest income of $400 million increased $56 million, or 16%, from $344 million in the first nine months of 2016, reflecting strength in capital markets, letter of credit and loan fees and foreign exchange and interest rate products, partially offset by a $4 million impact related to finance lease impairments. Noninterest expense of $577 million increased $23 million, or 4%, from $554 million in the first nine months of 2016, largely driven by higher salaries and employee benefits, FDIC expense, software amortization and equipment expense, partially offset by a reduction in outside services. Provision for credit losses of $20 million decreased $7 million from the first nine months of 2016, driven by higher net charge-offs in 2016.
Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net interest income	$34	($3)	$37	NM	$80	$27	$53	196%
Noninterest income	18	83	(65)	(78)	54	120	(66)	(55)
Total revenue	52	80	(28)	(35)	134	147	(13)	(9)
Noninterest expense	15	36	(21)	(58)	60	53	7	13
Profit before provision for credit losses	37	44	(7)	(16)	74	94	(20)	(21)
Provision for credit losses	7	10	(3)	(30)	29	71	(42)	(59)
Income before income tax expense (benefit)	30	34	(4)	(12)	45	23	22	96
Income tax expense (benefit)	5	(9)	14	156	(38)	(28)	(10)	(36)
Net income	$25	$43	($18)	(42)	$83	$51	$32	63
Loans and leases (period-end) (1)	$2,851	$3,471	($620)	(18)	$2,851	$3,471	($620)	(18)
Average Balances:
Total assets	$40,167	$39,808	$359	1%	$40,649	$39,101	$1,548	4%
Total loans and leases (1)	2,796	2,592	204	8	3,017	2,874	143	5
Deposits	7,111	6,658	453	7	6,967	6,647	320	5
Interest-earning assets	29,875	29,580	295	1	30,441	28,965	1,476	5
(1)  Includes loans held for sale.

Other net income of $25 million decreased $18 million from third quarter 2016. Net interest income increased $37 million, driven by higher residual funds transfer pricing and higher investment portfolio income, partially offset by higher funding costs. Noninterest income decreased $65 million, reflecting the $67 million net impact of notable items recorded in third quarter 2016. Noninterest expense decreased $21 million from third quarter 2016, which reflected the impact of other notable items, partially offset by higher legacy home equity operational expense. Provision for credit losses decreased $3 million, reflecting lower non-core net charge-offs that were partially offset by a higher reserve build in third quarter 2017 versus third quarter 2016.
Other net income of $83 million increased from $51 million in the first nine months of 2016, driven by a $23 million benefit related to settlement of state tax matters in first quarter 2017 as well as a $19 million after-tax impact related to third quarter 2016 notable items. Results also reflect an increase of $53 million in net interest income and lower net charge-offs and a reserve build of $11 million in the first nine months of 2017, compared to a reserve build of $36 million in the first nine months of 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	September 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Securities Available for Sale:
U.S. Treasury and other	$12	$12	$30	$30	($18)	(60%)
State and political subdivisions	7	7	8	8	(1)	(13)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,735	19,628	19,231	19,045	583	3
Other/non-agency	337	335	427	401	(66)	(16)
Total mortgage-backed securities	20,072	19,963	19,658	19,446	517	3
Total debt securities	20,091	19,982	19,696	19,484	498	3
Marketable equity securities	—	—	5	5	(5)	(100)
Other equity securities	—	—	12	12	(12)	(100)
Total equity securities	—	—	17	17	(17)	(100)
Total securities available for sale	$20,091	$19,982	$19,713	$19,501	$481	2%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,966	$3,956	$4,126	$4,094	($138)	(3%)
Other/non-agency	857	883	945	964	(81)	(8)
Total securities held to maturity	$4,823	$4,839	$5,071	$5,058	($219)	(4)
Total securities available for sale and held to maturity	$24,914	$24,821	$24,784	$24,559	$262	1%

As of September 30, 2017, the fair value of the AFS and HTM securities portfolio increased $262 million to $24.8 billion, compared with $24.6 billion as of December 31, 2016, primarily due to net purchases of $130 million on an amortized cost basis and a decline in interest rates over the period.

As of September 30, 2017, our securities portfolio’s average effective duration was 3.8 years compared with 4.3 years as of December 31, 2016, given lower long-term rates that drove an increase in securities’ prepayment speeds. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent the vast majority of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio and the liquidity stress test. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

(in millions)	September 30, 2017	December 31, 2016	Change	Percent
Commercial	$37,706	$37,274	$432	1%
Commercial real estate	11,426	10,624	802	8
Leases	3,249	3,753	(504)	(13)
Total commercial	52,381	51,651	730	1
Residential mortgages	16,619	15,115	1,504	10
Home equity loans	1,483	1,858	(375)	(20)
Home equity lines of credit	13,555	14,100	(545)	(4)
Home equity loans serviced by others	599	750	(151)	(20)
Home equity lines of credit serviced by others	166	219	(53)	(24)
Automobile	13,311	13,938	(627)	(4)
Education (1)	8,014	6,610	1,404	21
Credit cards	1,754	1,691	63	4
Other retail	2,269	1,737	532	31
Total retail	57,770	56,018	1,752	3
Total loans and leases (2) (3)	$110,151	$107,669	$2,482	2%
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
(2) Excluded from the table above are loans held for sale totaling $1.2 billion and $625 million as of September 30, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by our subsidiaries are not included above, and amounted to $17.7 billion and $17.3 billion at September 30, 2017 and December 31, 2016, respectively.
Total loans and leases of $110.2 billion as of September 30, 2017 increased $2.5 billion from $107.7 billion as of December 31, 2016, reflecting growth in both commercial and retail products. Total commercial loans and leases of $52.4 billion increased $730 million from $51.7 billion as of December 31, 2016, reflecting commercial real estate loan growth of $802 million and commercial loan growth of $432 million, partially offset by a decline in leases. The change in commercial loans also reflects the impact of the second quarter 2017 sale of $596 million of lower-return, non-strategic commercial loans and leases associated with balance sheet optimization initiatives. Total retail loans of $57.8 billion increased by $1.8 billion from $56.0 billion as of December 31, 2016, largely driven by a $1.5 billion increase in residential mortgage loans and a $1.4 billion increase in education loans, partially offset by lower home equity balances and auto loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below presents the composition of our non-core assets:

(in millions)	September 30, 2017	December 31, 2016	Change	Percent
Commercial	$74	$144	($70)	(49%)
Commercial real estate	25	59	(34)	(58)
Leases	771	874	(103)	(12)
Total commercial	870	1,077	(207)	(19)
Residential mortgages	149	173	(24)	(14)
Home equity loans	29	45	(16)	(36)
Home equity lines of credit	32	50	(18)	(36)
Home equity loans serviced by others	599	750	(151)	(20)
Home equity lines of credit serviced by others	166	219	(53)	(24)
Education	264	291	(27)	(9)
Total retail	1,239	1,528	(289)	(19)
Total non-core loans	2,109	2,605	(496)	(19)
Other assets	129	155	(26)	(17)
Total non-core assets	$2,238	$2,760	($522)	(19%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.2 billion as of September 30, 2017 decreased $522 million, or 19%, from December 31, 2016.
Retail non-core loan balances of $1.2 billion decreased $289 million, or 19%, compared to December 31, 2016. The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $765 million as of September 30, 2017, compared to $969 million as of December 31, 2016. The SBO portfolio represented 2% of the retail real estate secured portfolio and approximately 1% of the overall retail loan portfolio as of September 30, 2017. The SBO portfolio consists of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $400 million and $505 million as of September 30, 2017 and December 31, 2016, respectively.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 710 and CLTV of 85% as of September 30, 2017. The proportion of the portfolio in a second lien position was 97%, with 70% of the portfolio in out-of-footprint geographies. SBO net charge-offs were in a net recovery position of $3 million for the three months ended September 30, 2017, which was an improvement of $8 million from a $5 million net charge-off position for the three months ended September 30, 2016, driven by continued portfolio seasoning, recoveries of previously charged off loans and balance liquidation. SBO net charge-offs were in a net recovery position of $3 million for the nine months ended September 30, 2017, which was an improvement of $22 million from a $19 million net charge-off position for the nine months ended September 30, 2016, driven by continued portfolio seasoning, recoveries from aged charge-offs and balance liquidation.
Commercial non-core loan and lease balances of $870 million decreased $207 million, or 19%, from $1.1 billion as of December 31, 2016. The largest component of our commercial non-core portfolio is an aircraft-related loan and lease portfolio tied to legacy-Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $771 million as of September 30, 2017 and $917 million as of December 31, 2016.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The allowance for credit losses totaled $1.3 billion at September 30, 2017 and December 31, 2016. The ALLL represented 1.11% of total loans and leases and 131% of nonperforming loans and leases as of September 30, 2017 compared with 1.15% and 118%, respectively, as of December 31, 2016. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves. However, the allowance for credit losses increased slightly during third quarter 2017 and included the estimated impact of Hurricanes Harvey and Irma on retail and commercial loans.
Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and broadly stable risk appetite in commercial portfolios. Nonperforming loans and leases of $932 million as of September 30, 2017 decreased $113 million from December 31, 2016 driven by a $62 million decrease in commercial nonperforming loans, mainly due to a reduction in commodities-related credits, and a $51 million decrease in retail nonperforming loans which was comprised of a $67 million decrease in real estate secured categories, partially offset by a $16 million increase in auto. Net charge-offs of $227 million for the nine months ended September 30, 2017 decreased $4 million, or 2%, from $231 million for the nine months ended September 30, 2016. Annualized net charge-offs as a percentage of total average loans of 0.28% for the nine months ended September 30, 2017 was down slightly by two basis points compared to the nine months ended September 30, 2016.
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
As of September 30, 2017, nonperforming commercial loans and leases of $325 million decreased $62 million from $387 million as of December 31, 2016, largely driven by decreases in commodities-related credits and commercial real estate. As of September 30, 2017, total commercial nonperforming loans were 0.6% of the commercial loan portfolio, compared to 0.7% as of December 31, 2016. There were no commercial loan and lease portfolio net charge-offs for the three months ended September 30, 2017 and $33 million for the nine months ended September 30, 2017, compared to net charge-offs of $19 million and $30 million for the three and nine months ended September 30, 2016, respectively. The commercial loan and lease portfolio’s annualized net charge-off rate of one and nine basis points for the three and nine months ended September 30, 2017, respectively, compared to 15 and eight basis points for the three and nine months ended September 30, 2016, respectively.
Total commercial criticized loans and leases portfolio of $3.2 billion, or 6.1% of the portfolio, compared to $2.9 billion, or 5.6%, at December 31, 2016. Commercial criticized balances were $2.4 billion, or 6.4% of commercial loans as of September 30, 2017, compared to $2.3 billion, or 6.1%, as of December 31, 2016. Commercial real estate criticized balances of $689 million, or 6.0% of the commercial real estate portfolio, compared to $478 million, or 4.5%, as of December 31, 2016. The increase in commercial real estate criticized balances was primarily driven by multi-family, with additional increases in retail and office property types. Commercial criticized loans to total criticized loans was 75% as of September 30, 2017 down slightly compared to 78% as of December 31, 2016. Commercial real estate accounted for 22% of total criticized loans as of September 30, 2017, compared to 16% as of December 31, 2016.
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
The credit composition of our retail loan portfolio at September 30, 2017 reflected an average refreshed FICO score of 761, which was slightly improved compared to 759 as of December 31, 2016. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

value of the property and was 60% as of September 30, 2017 and 62% as of December 31, 2016. Retail asset quality continued to improve with an annualized net charge-off rate of 0.44% and 0.46% for the three and nine months ended September 30, 2017, respectively, compared to 0.47% and 0.50% for the three and nine months ended September 30, 2016, respectively, driven by improving asset quality and a shift in the portfolio mix. Nonperforming retail loans as a percentage of total retail loans were 1.05% as of September 30, 2017, a decrease of 12 basis points from December 31, 2016.
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
As of September 30, 2017, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 94% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of September 30, 2017, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 2% had been charged off.
As of September 30, 2017, a total of $241 million of HELOC balances are scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2017. For the $3.7 billion HELOC portfolio scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between October 1, 2017 and December 31, 2021, 48% was secured by a first lien, with a weighted average FICO score of the borrowers of 763 and a LTV ratio of 57%. Those results compare to the total HELOC portfolio of $13.7 billion that was 51% secured by a first lien, with a weighted average FICO score of the borrowers of 768 and a LTV ratio of 59%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
As of September 30, 2017, $759 million of retail loans were classified as TDRs, compared with $799 million as of December 31, 2016. The decrease was, in part, attributable to $78 million of TDRs classified as held for sale as of September 30, 2017. As of September 30, 2017, $221 million of retail TDRs were in nonaccrual status with 58% current with payments, an improvement compared to $233 million in nonaccrual status with 55% current on payments at December 31, 2016. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.

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
The following tables present an aging of our retail TDRs:

	September 30, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$92	$2	$5	$41	$140
Home equity loans	102	2	3	18	125
Home equity lines of credit	167	4	3	23	197
Home equity loans serviced by others	45	2	—	3	50
Home equity lines of credit serviced by others	7	—	—	2	9
Automobile	20	1	1	1	23
Education	168	5	3	3	179
Credit cards	23	1	1	1	26
Other retail	8	1	1	—	10
Total	$632	$18	$17	$92	$759

	December 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$115	$12	$5	$46	$178
Home equity loans	116	8	3	18	145
Home equity lines of credit	164	7	4	21	196
Home equity loans serviced by others	53	3	1	3	60
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	17	1	1	—	19
Education	148	3	2	2	155
Credit cards	23	1	1	1	26
Other retail	11	—	—	—	11
Total	$653	$35	$17	$94	$799

The following tables present the accrual status of our retail TDRs:

	September 30, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$84	$56	$140
Home equity loans	88	37	125
Home equity lines of credit	123	74	197
Home equity loans serviced by others	37	13	50
Home equity lines of credit serviced by others	4	5	9
Automobile	13	10	23
Education	155	24	179
Credit cards	25	1	26
Other retail	9	1	10
Total	$538	$221	$759

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$117	$61	$178
Home equity loans	102	43	145
Home equity lines of credit	126	70	196
Home equity loans serviced by others	43	17	60
Home equity lines of credit serviced by others	4	5	9
Automobile	10	9	19
Education	128	27	155
Credit cards	25	1	26
Other retail	11	—	11
Total	$566	$233	$799

Derivatives
We use pay-fixed swaps to hedge floating rate wholesale funding and to offset duration in fixed-rate assets. Notional balances on wholesale funding hedges totaled $4.0 billion as of September 30, 2017 and $3.0 billion as of December 31, 2016, respectively. Pay-fixed rates on the swaps ranged from 0.91% to 1.98% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $1.0 billion were forward starting positions which begin accruing interest in January 2018.
We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating-rate assets, and to hedge market risk on fixed-rate capital markets debt issuances. At September 30, 2017 and December 31, 2016, the notional amount of receive-fixed swap hedges totaled $13.3 billion and $10.4 billion, respectively. As of September 30, 2017 and December 31, 2016, the fixed-rate ranges were 0.92% to 1.87% and 0.88% to 1.84%, respectively. We paid one-month and three-month LIBOR on these swaps.
In third quarter 2017, CBPA added $1.0 billion of interest rate swaps to hedge its exposure to declining interest rates. This was accomplished through the establishment of $500 million of 1.5-year receive-fixed swaps and $500 million 2-year receive-fixed swaps on floating-rate commercial loans. CBNA also terminated $500 million of 3.9-year receive-fixed swaps hedging floating-rate commercial loans. This activity in the quarter resulted in our net additional hedge position of $500 million related to floating-rate commercial loans.
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

	September 30, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$17,300	$6	$—	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	69,436	502	338	54,656	557	452
Foreign exchange contracts	10,147	146	142	8,039	134	126
Other contracts	1,256	10	5	1,498	16	7
Total derivatives not designated as hedging instruments		658	485		707	585
Gross derivative fair values		664	485		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(65)	(65)		(106)	(106)
Less: Cash collateral applied (3)		(3)	(178)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$596	$242		$627	$659
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
(2) Amounts reflect changes in the treatment of variation margin on certain centrally cleared derivatives.
(3) Amounts represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions.

At September 30, 2017, the overall derivative asset value decreased $31 million and the liability balance decreased by $417 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheets in 2017. Effective January 3, 2017, variation margin payments made on certain centrally cleared derivative contracts are legally classified as settlement of those derivatives (rather than the posting of collateral). As a result of this change, we modified our balance sheet presentation of certain interest rate swaps in 2017, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, these variation margin balances were characterized as collateral. Variation margin balances legally characterized as collateral are reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
Deposits
The table below presents the major components of our deposits:

(in millions)	September 30, 2017	December 31, 2016	Change	Percent
Demand	$28,643	$28,472	$171	1%
Checking with interest	21,756	20,714	1,042	5
Regular savings	9,470	8,964	506	6
Money market accounts	37,070	38,176	(1,106)	(3)
Term deposits	16,296	13,478	2,818	21
Total deposits	$113,235	$109,804	$3,431	3%

Total deposits as of September 30, 2017 increased $3.4 billion, or 3%, to $113.2 billion, compared to $109.8 billion as of December 31, 2016, as growth across term deposits, checking with interest, regular savings and demand deposits was partially offset by a decrease in money market products.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	September 30, 2017	December 31, 2016	Change	Percent
Federal funds purchased	$—	$533	($533)	(100%)
Securities sold under agreements to repurchase	453	615	(162)	(26)
Other short-term borrowed funds	1,505	3,211	(1,706)	(53)
Total short-term borrowed funds	$1,958	$4,359	($2,401)	(55%)
Short-term borrowed funds of $2.0 billion decreased $2.4 billion from December 31, 2016, reflecting a $1.7 billion decline in other short-term borrowed funds (primarily short-term FHLB advances), a $533 million decrease in Fed funds purchased, and a $162 million decrease in securities sold under agreements to repurchase.
    As of September 30, 2017, our total contingent liquidity was $27.7 billion, consisting of $20.3 billion in unencumbered high-quality and liquid securities, $6.1 billion in unused FHLB borrowing capacity, and $1.3 billion in cash at the FRB. Asset liquidity, a component of contingent liquidity, was $21.6 billion, consisting of cash at the FRB and unencumbered high-quality liquid securities assets. Additionally, $12.7 billion in secured discount window capacity from the FRBs created total available liquidity of approximately $40.4 billion.
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	0.03%	—%	0.03%	0.26%
Other short-term borrowed funds (primarily short-term FHLB advances)	1.47	0.63	1.47	0.63	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$724	$1,032	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily short-term FHLB advances)	1,755	2,515	3,508	4,764	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$733	$910	$807	$922	$947
Other short-term borrowed funds (primarily short-term FHLB advances)	1,624	2,564	2,283	3,133	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.47%	0.10%	0.34%	0.09%	0.09%
Other short-term borrowed funds (primarily short-term FHLB advances)	1.48	0.63	1.22	0.62	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	September 30, 2017	December 31, 2016
Parent Company:
4.150% fixed-rate subordinated debt, due 2022	$348	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
2.375% fixed-rate senior unsecured debt, due 2021	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (1)	746	745
2.450% senior unsecured notes, due 2019 (1)	747	747
2.500% senior unsecured notes, due 2019 (1)	743	741
2.250% senior unsecured notes, due 2020 (1)	697	—
Floating-rate senior unsecured notes, due 2020 (1)	299	—
Floating-rate senior unsecured notes, due 2020 (1)	249	—
2.200% senior unsecured notes, due 2020 (1)	498	—
2.550% senior unsecured notes, due 2021 (1)	973	965
Floating-rate senior unsecured notes, due 2022 (1)	249	—
2.650% senior unsecured notes, due 2022 (1)	496	—
Federal Home Loan advances due through 2033	5,361	7,264
Other	23	10
Total long-term borrowed funds	$13,400	$12,790

(1) Issued under CBNA’s Global Bank Note Program.

The Parent Company’s long-term borrowed funds as of September 30, 2017 and December 31, 2016 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($6) million and ($7) million, respectively. The banking subsidiaries’ long-term borrowed funds as of September 30, 2017 and December 31, 2016 include principal balances of $11.1 billion and $10.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($12) million, respectively, and hedging basis adjustments of ($36) million and ($40) million, respectively. See Note 10 “Derivatives” for further information about our hedging of certain long-term borrowed funds.

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
Long-term borrowed funds of $13.4 billion as of September 30, 2017 increased $610 million from December 31, 2016, reflecting a $2.5 billion increase in senior bank debt, offset by a decrease of $1.9 billion in long-term FHLB borrowings. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales continues to be available. Additionally, capacity remains to grow deposits or issue senior or subordinated notes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC, its primary federal regulator. Our regulation and supervision continues to evolve as the legal and regulatory framework governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. On June 28, 2017, the FRB informed us that it did not object to our 2017 Capital Plan or to our proposed capital actions for the period beginning July 1, 2017 and ending June 30, 2018. Our 2017 Capital Plan includes quarterly common dividends of $0.18 per share through the end of 2017, the potential to raise the quarterly common dividend to $0.22 per share in 2018, and a share repurchase plan through the second quarter of 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions. On June 22, 2017, we published estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2017 annual stress tests to the OCC on April 5, 2017 and published a summary of those results along with the stress test results of the Parent Company on June 22, 2017 on our Investor Relations website referenced above. CBPA submitted the results of its 2017 annual stress tests to the FDIC on July 31, 2017 and published its summary results as an update to the Parent Company/CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on October 16, 2017 on our Investor Relations website referenced above.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year and disclose the summary results of our internally developed stress tests under the severely adverse scenario between October 5th and November 4th. We submitted the results of our 2017 mid-cycle stress test to the FRB on October 3, 2017 and disclosed a summary of the results on October 5, 2017. We publish these company-run estimated impacts of stress on our regulatory filings and disclosures page on our Investor Relations website referenced above.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized Transitional rules as well as pro forma U.S. Basel III Standardized ratios after full phase-in of all requirements by January 1, 2019:

	Transitional Basel III				Pro Forma Basel III Assuming Full Phase-in
(in millions, except ratio data)	Actual Amount	Actual Ratio	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(7)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)	Actual Ratio(1)	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(8)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)
September 30, 2017
Common equity tier 1 capital(2)	$14,093	11.1%	5.8%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,340	11.3	7.3	8.0	11.3	8.5	8.0
Total capital(4)	17,560	13.8	9.3	10.0	13.8	10.5	10.0
Tier 1 leverage(5)	14,340	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	127,203
Quarterly adjusted average assets	144,500
December 31, 2016
Common equity tier 1 capital(2)	$13,822	11.2%	5.1%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,069	11.4	6.6	8.0	11.3	8.5	8.0
Total capital(4)	17,347	14.0	8.6	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,069	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	123,857
Quarterly adjusted average assets	141,677
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
(7) “Minimum Capital ratio” includes capital conservation buffer for Transitional Basel III of 1.250% for 2017 and 0.625% for 2016; N/A to Tier 1 leverage.
(8) “Minimum Capital ratio” for 2016 and 2017 includes capital conservation buffer for Pro Forma Basel III of 2.5%; N/A to Tier 1 leverage.
(9) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions - CBNA and CBPA.

At September 30, 2017, our CET1 capital, tier 1 capital and total capital ratios were 11.1%, 11.3% and 13.8%, respectively, as compared with 11.2%, 11.4% and 14.0%, respectively, as of December 31, 2016. These capital ratios decreased due to risk-weighted asset growth and our Capital Plan actions over the period, which included common dividends of $233 million, preferred dividends of $14 million and the repurchase of $485 million of our outstanding common stock, partially offset by net income for the nine months ended September 30, 2017. At September 30, 2017, our CET1 capital, tier 1 capital and total capital ratios were 4.1%, 2.8% and 3.3%, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on both current and fully phased-in Basel III requirements, all ratios remained well above the U.S. Basel III minima.
Standardized Approach
CFG, CBNA and CBPA calculate regulatory ratios using the U.S. Basel III Standardized approach, as defined by U.S. Federal bank regulators, for determining risk-weighted assets. The U.S. Basel III Standardized approach for risk weighting assets expands the risk-weighting categories from the four Basel I derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Under this approach, no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. At September 30, 2017, we estimate our CET1 capital, CET1 capital ratio and total risk-weighted assets using the U.S. Basel III Standardized approach, on a fully phased-in basis, to be $14.1 billion, 11.1% and $127.5 billion, respectively. Our estimates may be refined over time because of further rulemaking or clarification by U.S. banking regulators or as our understanding and interpretation of these rules evolve.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides a reconciliation of regulatory ratios and ratio components using the U.S. Basel III Standardized Transitional rules and U.S. Basel III Standardized estimates on a fully phased-in basis for common equity tier 1 capital, total capital and risk-weighted assets:

(in millions, except ratio data)	September 30, 2017	December 31, 2016
Common equity tier 1 capital	$14,093	$13,822
Impact of intangibles at 100%	—	—
Fully phased-in common equity tier 1 capital(1)	$14,093	$13,822
Total capital	$17,560	$17,347
Impact of intangibles at 100%	—	—
Fully phased-in total capital(1)	$17,560	$17,347
Risk-weighted assets	$127,203	$123,857
Impact of intangibles - 100% capital deduction	—	—
Impact of mortgage servicing assets at 250% risk weight	251	244
Fully phased-in risk-weighted assets(1)	$127,454	$124,101
Transitional common equity tier 1 capital ratio(2)	11.1%	11.2%
Fully phased-in common equity tier 1 capital ratio(1)(2)	11.1	11.1
Transitional total capital ratio(3)	13.8	14.0
Fully phased-in total capital ratio(1)(3)	13.8	14.0
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
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized Transitional rules totaled $14.1 billion at September 30, 2017, and increased $271 million from $13.8 billion at December 31, 2016, as net income for the nine months ended September 30, 2017 was partially offset by the impact of common share repurchases and dividend payments. Tier 1 capital at September 30, 2017 totaled $14.3 billion, reflecting a $271 million increase from $14.1 billion at December 31, 2016, driven by the changes in CET1 capital noted above. At September 30, 2017, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding which qualified as additional tier 1 capital. Total capital of $17.6 billion at September 30, 2017, increased $213 million from December 31, 2016, as net income for the nine months ended September 30, 2017 was partially offset by the impact of common share repurchases, dividend payments over the period and a decrease of $70 million for non-qualifying tier 2 subordinated debt. Under U.S. Basel III Standardized rules, tier 2 capital instrument eligibility is phased out by 20% per year, beginning five years from the applicable maturity date.
Risk-weighted assets (“RWA”) totaled $127.2 billion at September 30, 2017, based on U.S. Basel III Standardized Transitional rules, up $3.3 billion from December 31, 2016. This increase was driven by growth in retail loans, including education, residential mortgage and unsecured personal loans as well as commercial and commercial real estate loans and unfunded commercial commitment RWA. Included within the commercial real estate loan RWA increase was approximately $700 million tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of run-off in the auto and home equity portfolios and a reduction in market risk, as we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines for the third quarter 2017. The tier 1 leverage ratio remained stable from December 31, 2016 to September 30, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework:

	Transitional Basel III
(in millions)	September 30, 2017	December 31, 2016
Total common stockholders’ equity	$19,862	$19,499
Exclusions(1):
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities available for sale	116	186
Derivatives	79	88
Unamortized net periodic benefit costs	386	394
Deductions:
Goodwill	(6,887)	(6,876)
Deferred tax liability associated with goodwill	539	532
Other intangible assets	(2)	(1)
Total common equity tier 1	14,093	13,822
Qualifying preferred stock	247	247
Total tier 1 capital	14,340	14,069
Qualifying subordinated debt(2)	1,901	1,970
Allowance for loan and lease losses	1,224	1,236
Allowance for credit losses for off-balance sheet exposure	95	72
Total capital	$17,560	$17,347
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of September 30, 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $70 million.
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
Forward-looking assessments of capital adequacy for us and for our banking subsidiaries feed development of capital plans that are submitted to the FRB and to the bank regulators. We prepare these plans in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s CCAR review process. In addition to the stress test requirements under CCAR, we also perform semi-annual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions
During the nine months ended September 30, 2017, we completed the following capital actions:

•	Declared and paid quarterly common stock dividends of $0.14 per share for first and second quarter 2017, and $0.18 per share for third quarter 2017, aggregating to dividend payments of $233 million;

•
Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to dividend payments of $7 million on April 6, 2017 and October 6, 2017; and

•	Repurchased $485 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On October 20, 2017, we announced that our Board of Directors declared a fourth quarter cash dividend of $0.18 per common share. The dividend is payable on November 15, 2017 to shareholders of record at the close of business on November 1, 2017.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized Transitional rules:

	Transitional Basel III
	September 30, 2017		December 31, 2016
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, N.A.
Common equity tier 1 capital(1)	$11,539	11.1%	$11,248	11.2%
Tier 1 capital (2)	11,539	11.1	11,248	11.2
Total capital(3)	13,745	13.2	13,443	13.4
Tier 1 leverage(4)	11,539	10.2	11,248	10.3
Risk-weighted assets	104,165		100,491
Quarterly adjusted average assets	113,670		109,530

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,059	12.9%	$3,094	12.7%
Tier 1 capital (2)	3,059	12.9	3,094	12.7
Total capital(3)	3,297	13.9	3,333	13.6
Tier 1 leverage(4)	3,059	8.8	3,094	8.8
Risk-weighted assets	23,711		24,426
Quarterly adjusted average assets	34,712		35,057

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
CBNA CET1 capital totaled $11.5 billion at September 30, 2017, up $291 million from $11.2 billion at December 31, 2016, reflecting the impact of net income, partially offset by dividend payments. At September 30, 2017, CBNA held minimal additional tier 1 capital. Total capital was $13.7 billion at September 30, 2017, an increase of $302 million from $13.4 billion at December 31, 2016, primarily driven by the increases in CET1 capital.
CBNA risk-weighted assets of $104.2 billion at September 30, 2017 increased $3.7 billion from December 31, 2016, driven by growth in retail loans, including residential mortgage, education and unsecured personal loans, as well as commercial and commercial real estate loans and unfunded commercial commitment RWA. Included within the commercial real estate loan RWA increase was approximately $400 million tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of run-off in the home equity portfolio and a reduction in market risk, as CBNA did not meet the reporting threshold prescribed by Market Risk Capital Guidelines for third quarter 2017.
As of September 30, 2017, the CBNA tier 1 leverage ratio decreased approximately 12 basis points to 10.2% from 10.3% as of December 31, 2016, driven by a $4.1 billion increase in adjusted quarterly average total assets that drove a 38 basis point decline in the ratio, partially offset by a 26 basis point increase from higher CET1 capital described above.
CBPA CET1 capital totaled $3.1 billion at September 30, 2017, and decreased $35 million from $3.1 billion at December 31, 2016, as dividend payments exceeded net income and amortization of deferred tax related to goodwill. At September 30, 2017, there was no additional tier 1 capital. Total capital was $3.3 billion at September 30, 2017, a decrease of $36 million from December 31, 2016, primarily driven by the decrease in CET1 capital.
CBPA risk-weighted assets of $23.7 billion at September 30, 2017 decreased $715 million from December 31, 2016, driven by decreases in commercial, auto, and residential mortgage loan RWA. These decreases were offset by an increase of approximately $300 million tied to a change of the RWA designation for certain commercial real estate loans in first quarter 2017, in addition to growth in education loan RWA.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of September 30, 2017, the CBPA tier 1 leverage ratio was consistent with December 31, 2016 at 8.8%.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity (consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity). Separately, we also identify and manage asset liquidity as a subset of contingent liquidity (consisting of cash balances at the FRB and unencumbered high-quality securities). We consider the effective and prudent management of liquidity to be fundamental to our health and strength.
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
During the three month periods ended September 30, 2017 and 2016, the Parent Company paid dividends on common stock of $90 million and $62 million, respectively, and declared dividends on preferred stock of $7 million for both periods. During the nine month periods ended September 30, 2017 and 2016, the Parent Company paid dividends on common stock of $233 million and $179 million, respectively, and declared dividends on preferred stock of $14 million for both periods.
During the three month periods ended September 30, 2017 and 2016, the Parent Company repurchased $225 million and $250 million of its outstanding common stock, respectively. During the nine month period ended September 30, 2017 and 2016, the Parent Company repurchased $485 million and $250 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $551 million as of September 30, 2017 and December 31, 2016, respectively.
Our Parent Company’s liquidity risk is low for the following reasons: (i) the Parent Company has no material non-banking subsidiaries, and its banking subsidiaries are self-funding; (ii) the capital structures of the Parent Company’s banking subsidiaries are similar to the Parent Company’s capital structure; and, (iii) other cash flow requirements, such as operating expenses, are relatively small. The Parent Company’s double-leverage ratio (the combined equity of Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries. At September 30, 2017, the Parent Company’s double-leverage ratio was 102%.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

September 30, 2017
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

reliance on unsecured wholesale funding. At September 30, 2017, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the United States, which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of September 30, 2017.
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
The mission of our Funding and Liquidity Unit is to deliver and otherwise maintain prudent levels of operating liquidity (to support expected and projected funding requirements), and contingent liquidity (to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements). Additionally, we will deliver this liquidity from stable funding sources, in a timely manner and at a reasonable cost, without significant adverse consequences.
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2017:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 98.4%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $1.3 billion;

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Contingent liquidity was $27.7 billion, consisting of unencumbered high-quality liquid assets of $20.3 billion, unused FHLB capacity of $6.1 billion, and our cash position (defined above) of $1.3 billion. Asset liquidity (a component of contingent liquidity) was $21.6 billion consisting of unencumbered high-quality and liquid securities of $20.3 billion and our cash position of $1.3 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.7 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

The Funding and Liquidity Unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

•	Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;

•	Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements such as the LCR and the NSFR; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored individually for our banking subsidiaries and for our consolidated enterprise on a daily basis, including net overnight position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $1.5 billion in the first nine months of 2017, driven by net income of $986 million and a net decrease in loans held for sale activity of $141 million. Net cash used by investing activities was $3.9 billion, primarily reflecting purchases of securities available for sale of $4.1 billion and a net increase in loans and leases of $3.5 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.5 billion. Cash provided by financing activities was $890 million, driven by proceeds from issuance of long-term borrowed funds of $12.1 billion and a net increase in deposits of $3.4 billion, partially offset by a net decrease in other short-term borrowed funds of $1.7 billion, and repayments of long-term FHLB advances of $11.5 billion. The $12.1 billion proceeds from issuances of long-term borrowed funds included $2.5 billion from issuances of medium-term debt and $9.6 billion in FHLB advances. These activities resulted in a cumulative decrease in cash and cash equivalents of $1.6 billion, which when subtracted from the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $2.1 billion as of September 30, 2017.
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

(in millions)	September 30, 2017	December 31, 2016	Change	Percent
Undrawn commitments to extend credit	$61,934	$60,872	$1,062	2%
Financial standby letters of credit	2,080	1,892	188	10
Performance letters of credit	42	40	2	5
Commercial letters of credit	68	43	25	58
Marketing rights	41	44	(3)	(7)
Risk participation agreements	20	19	1	5
Residential mortgage loans sold with recourse	7	8	(1)	(13)
Total	$64,192	$62,918	$1,274	2%
In first quarter 2017, we entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount for 2017 of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and we have a remaining maximum purchase commitment of $375 million. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. We may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates are related to ALLL, fair value, goodwill, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. No material changes were made to these valuation techniques or models during the nine months ended September 30, 2017.
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
Our principal non-market risks include: credit, operational, regulatory, reputational, liquidity, and strategic risks. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including hedging of interest rates, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report on market risk. We actively manage both trading and non-trading market risks. See “—Market Risk” for further information. Our risk appetite is reviewed and approved annually by the Board Risk Committee.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Organizational Structure
Management and oversight of credit risk is the responsibility of both the line of business and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The Chief Credit Officer reports to the Chief Risk Officer. The Chief Credit Officer, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits, and authority delegation. The Chief Credit Officer and team also have responsibility for credit approvals for larger and higher risk transactions and oversight of line of business credit risk activities. Reporting to the Chief Credit Officer are the heads of the second line of defense credit functions specializing in: Consumer Banking; Commercial Banking; Citizens Restructuring Management; Portfolio and Corporate Reporting; ALLL Analytics; and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The table below reports net interest income exposures against a variety of interest rate scenarios. Exposures are measured as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel +/- 200 basis point moves in the market implied forward yield curve. The net interest income simulation analyses do not include possible future actions that management might undertake to mitigate this risk. The current limit is a decrease in net interest income of 13% related to an instantaneous +/- 200 basis point move. This limit was increased from a 10.0% decline in net interest income related to an instantaneous +/-200 basis point move in March 2017. With rates rising from historically low levels due to FRB rate increases in December 2016, March 2017, and June 2017 exposure to falling rates has increased. As the following table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact as demonstrated in the following table.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2017	December 31, 2016
Instantaneous Change in Interest Rates
+200	10.2%	11.3%
+100	5.2	5.6
-100	(7.8)	(6.9)
-200	(12.0)	(9.8)
Gradual Change in Interest Rates
+200	5.4	5.9
+100	2.8	3.1
-100	(2.8)	(3.0)
-200	(7.2)	(6.2)
Asset sensitivity against a 200 basis point gradual increase in rates was 5.4% at September 30, 2017, a decline from 5.9% at December 31, 2016 and little changed from 5.5% at June 30, 2017. The core asset sensitivity is the result of faster repricing of the loan book relative to the deposit and equity funding. As the Fed has slowly begun to normalize rates given improved economic growth and data, this upward trend in rates has benefited our net interest income and net interest margin as a result of the asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuation in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital. The current risk limit is set at a decrease of 20% of regulatory capital given an instantaneous +/- 200 basis point change in interest rates. We are operating within that limit as of September 30, 2017.
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
Mortgage Servicing Rights
We have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of September 30, 2017 and December 31, 2016, our mortgage servicing rights had a book value of $167 million and $162 million, respectively, and were carried at the lower of cost or fair value. As of September 30, 2017 and December 31, 2016, the fair value of the mortgage servicing rights was $183 million and $182 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. During the quarter ending March 31, 2017, we integrated our secondary traded loans into our enterprise wide market risk platform for the calculation of VaR on the general interest rate risk embedded within the traded loans. And thus retired the associated standalone model that replicated the general VaR methodology on the traded loans (the related capital was historically reflected on the “de minimis” line in the following section in prior quarters). The measured VaR on the trading portfolio is now comprised of three covered position sub-portfolios (interest rate derivatives, foreign exchange, and traded loans). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a ten business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended September 30, 2017 and 2016, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended September 30, 2017, we were not subject to the reporting threshold under the Market Risk Rule, as we did not meet the applicability threshold, and as such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents, for information and comparison purposes, the results of our modeled and non-modeled measures for regulatory capital calculations as if we had met the threshold under the Market Risk Rule for both periods presented:

(in millions)	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$2	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	2	—
Credit Spread	1	2	4	1	—	—	—	—
General VaR	2	2	5	1	—	—	2	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$2	$5	$1	$—	$—	$—	$—
Stressed General VaR	$7	$8	$11	$5	$2	$2	$5	$1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$7	$8	$11	$5	$2	$2	$5	$1
Market Risk Regulatory Capital	$28				$7
Specific Risk Not Modeled Add-on	8				7
de Minimis Exposure Add-on	11				17
Total Market Risk Regulatory Capital	$47				$31
Market Risk-Weighted Assets (calculated)	$594				$385
Market Risk-Weighted Assets (included in regulatory filing) (1)	$—				$385
 (1) For the three months ended September 30, 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016.
Daily VaR Backtesting
Note: As mentioned in the above “VaR Overview” section, we migrated our secondary loan trading activities from our stand alone model to our enterprise market risk platform in first quarter 2017. The above back-testing graph reflects the impact of said inclusion and daily oscillations of the market making traded loan inventory.

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$781	$955
Interest-bearing cash and due from banks	1,339	2,749
Interest-bearing deposits in banks	287	439
Securities available for sale, at fair value (including $96 and $256 pledged to creditors, respectively) (a)	19,982	19,501
Securities held to maturity (including fair value of $4,839 and $5,058, respectively)	4,823	5,071
Other investment securities, at fair value	165	96
Other investment securities, at cost	772	942
Loans held for sale, at fair value	500	583
Other loans held for sale	724	42
Loans and leases	110,151	107,669
Less: Allowance for loan and lease losses	(1,224)	(1,236)
Net loans and leases	108,927	106,433
Derivative assets	596	627
Premises and equipment, net	618	601
Bank-owned life insurance	1,646	1,612
Goodwill	6,887	6,876
Due from broker	226	—
Other assets	3,083	2,993
TOTAL ASSETS	$151,356	$149,520
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$28,643	$28,472
Interest-bearing	84,592	81,332
Total deposits	113,235	109,804
Federal funds purchased and securities sold under agreements to repurchase	453	1,148
Other short-term borrowed funds	1,505	3,211
Derivative liabilities	242	659
Deferred taxes, net	744	714
Long-term borrowed funds	13,400	12,790
Other liabilities	1,668	1,447
TOTAL LIABILITIES	$131,247	$129,773
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25 par value,(liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at September 30, 2017 and December 31, 2016	$247	$247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 565,769,260 shares issued and 499,505,285 shares outstanding at September 30, 2017 and 1,000,000,000 shares authorized, 564,630,542 shares issued and 511,954,871 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	18,768	18,722
Retained earnings	3,442	2,703
Treasury stock, at cost, 66,263,975 and 52,675,671 shares at September 30, 2017 and December 31, 2016, respectively	(1,773)	(1,263)
Accumulated other comprehensive loss	(581)	(668)
TOTAL STOCKHOLDERS’ EQUITY	$20,109	$19,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,356	$149,520
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$1,096	$926	$3,128	$2,690
Interest and fees on loans held for sale, at fair value	5	4	13	10
Interest and fees on other loans held for sale	3	1	6	6
Investment securities	155	146	469	432
Interest-bearing deposits in banks	5	2	13	6
Total interest income	1,264	1,079	3,629	3,144
INTEREST EXPENSE:
Deposits	123	71	311	194
Federal funds purchased and securities sold under agreements to repurchase	1	1	2	2
Other short-term borrowed funds	7	10	22	33
Long-term borrowed funds	71	52	201	143
Total interest expense	202	134	536	372
Net interest income	1,062	945	3,093	2,772
Provision for credit losses	72	86	238	267
Net interest income after provision for credit losses	990	859	2,855	2,505
NONINTEREST INCOME:
Service charges and fees	131	134	385	390
Card fees	58	52	177	153
Capital markets fees	53	36	152	99
Trust and investment services fees	38	37	116	112
Letter of credit and loan fees	30	28	90	83
Foreign exchange and interest rate products	24	28	77	72
Mortgage banking fees	27	33	80	76
Securities gains, net	2	—	9	13
Net securities impairment losses recognized in earnings	(1)	(3)	(6)	(11)
Other income	19	90	50	133
Total noninterest income	381	435	1,130	1,120
NONINTEREST EXPENSE:
Salaries and employee benefits	436	432	1,312	1,289
Outside services	99	102	286	279
Occupancy	78	78	239	230
Equipment expense	65	65	196	194
Amortization of software	45	46	134	126
Other operating expense	135	144	409	387
Total noninterest expense	858	867	2,576	2,505
Income before income tax expense	513	427	1,409	1,120
Income tax expense	165	130	423	357
NET INCOME	$348	$297	$986	$763
Net income available to common stockholders	$341	$290	$972	$749
Weighted-average common shares outstanding:
Basic	500,861,076	519,458,976	505,529,991	525,477,273
Diluted	502,157,384	521,122,466	507,062,805	527,261,384
Per common share information:
Basic earnings	$0.68	$0.56	$1.92	$1.43
Diluted earnings	0.68	0.56	1.92	1.42
Dividends declared and paid	0.18	0.12	0.46	0.34

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$348	$297	$986	$763
Other comprehensive income:
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($1), $0, $13 and $29, respectively	(1)	(1)	22	45
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($2), ($4), ($8) and ($14), respectively	(2)	(6)	(13)	(23)
Net unrealized securities gains (losses) arising during the periods, net of income taxes of $8, ($17), $44 and $114, respectively	13	(28)	74	190
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $0, $2, ($1) and ($11), respectively	—	3	(2)	(18)
Reclassification of net securities (gains) losses to net income, net of income taxes of $0, $1, ($1) and ($1), respectively	(1)	2	(2)	(1)
Employee Benefit Plans: Amortization of actuarial loss, net of income taxes of $2, $2, $6 and $5, respectively	3	2	8	7
Total other comprehensive income (loss), net of income taxes	12	(28)	87	200
Total comprehensive income	$360	$269	$1,073	$963

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2016	—	$247		528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—		—	—	—	(179)	—	—	(179)
Dividends to preferred stockholders	—	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—		(11)	—	—	—	(250)	—	(250)
Share-based compensation plans	—	—		1	—	8	—	—	—	8
Employee stock purchase plan shares purchased	—	—		—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—		—	—	—	763	—	—	763
Other comprehensive income	—	—		—	—	—	—	—	200	200
Total comprehensive income	—	—		—	—	—	763	—	200	963
Balance at September 30, 2016	—	$247		518	$6	$18,740	$2,483	($1,108)	($187)	$20,181
Balance at January 1, 2017	—	$247		512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—		—	—	—	(233)	—	—	(233)
Dividends to preferred stockholders	—	—		—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—		(13)	—	25	—	(510)	—	(485)
Share-based compensation plans	—	—		1	—	12	—	—	—	12
Employee stock purchase plan shares purchased	—	—		—	—	9	—	—	—	9
Total comprehensive income:
Net income	—	—		—	—	—	986	—	—	986
Other comprehensive income	—	—		—	—	—	—	—	87	87
Total comprehensive income	—	—		—	—	—	986	—	87	1,073
Balance at September 30, 2017	—	$247		500	$6	$18,768	$3,442	($1,773)	($581)	$20,109

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net income	$986	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	238	267
Originations of mortgage loans held for sale	(2,159)	(1,904)
Proceeds from sales of mortgage loans held for sale	2,372	1,775
Purchases of commercial loans held for sale	(1,513)	(1,053)
Proceeds from sales of commercial loans held for sale	1,441	1,040
Amortization of terminated cash flow hedges, net	(17)	6
Depreciation, amortization and accretion	388	387
Mortgage servicing rights valuation (recovery) charge-off	(1)	6
Securities impairment	6	11
Deferred income taxes	(23)	143
Share-based compensation	35	15
Net gain on sales of:
Debt securities	(9)	(13)
Other investment securities	(1)	—
Premises and equipment	—	(2)
Increase in other assets	(155)	(305)
(Decrease) increase in other liabilities	(138)	62
Net cash provided by operating activities	1,450	1,198
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(4,088)	(4,774)
Proceeds from maturities and paydowns of securities available for sale	2,564	2,658
Proceeds from sales of securities available for sale	914	785
Purchases of securities held to maturity	(171)	(523)
Proceeds from maturities and paydowns of securities held to maturity	422	503
Purchases of other investment securities, at fair value	(286)	(204)
Proceeds from sales of other investment securities, at fair value	217	161
Purchases of other investment securities, at cost	(307)	(84)
Proceeds from sales of other investment securities, at cost	495	70
Net decrease (increase) in interest-bearing deposits in banks	152	(364)
Net increase in loans and leases	(3,549)	(6,724)
Net increase in bank-owned life insurance	(34)	(36)
Premises and equipment:
Purchases	(115)	(44)
Proceeds from sales	—	3
Capitalization of software	(138)	(126)
Net cash used in investing activities	(3,924)	(8,699)
FINANCING ACTIVITIES
Net increase in deposits	3,431	5,788
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(695)	98
Net decrease in other short-term borrowed funds	(1,708)	(1,635)
Proceeds from issuance of long-term borrowed funds	12,108	9,644
Repayments of long-term borrowed funds	(11,501)	(6,128)
Treasury stock purchased	(485)	(250)
Dividends declared and paid to common stockholders	(233)	(179)
Dividends declared and paid to preferred stockholders	(7)	(7)
Payments of employee tax withholding for share-based compensation	(20)	—
Net cash provided by financing activities	890	7,331
Decrease in cash and cash equivalents (a)	(1,584)	(170)
Cash and cash equivalents at beginning of period (a)	3,704	3,085
Cash and cash equivalents at end of period (a)	$2,120	$2,915

(a) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, N.A. and Citizens Bank of Pennsylvania.
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
Accounting Pronouncements Adopted in 2017

Pronouncement	Summary of Guidance	Effects on Financial Statements
Stock Compensation Issued March 2016
•
Requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments are recognized within income tax expense in the Consolidated Statement of Operations, rather than within additional paid in capital.

•
This standard also allows entities to make a one-time policy election to account for forfeitures when they occur, which the Company elected to do.
• Adopted January 1, 2017 • Adoption of this guidance did not have a material impact on the Company’s unaudited interim Consolidated Financial Statements

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Pronouncements Pending Adoption

Pronouncement	Summary of Guidance	Effects on Financial Statements
Derivatives and Hedging Issued August 2017
•
Reduces the complexity and operational burdens of the current hedge accounting model and portrays more clearly the effects of hedge accounting in the financial statements.

•
Modifies current requirements to facilitate the application of hedge accounting to partial-term hedges, hedges of prepayable financial instruments, and other strategies.

•
Eliminates the requirement to separately recognize and report hedge ineffectiveness.

•
Requires the effects of fair value hedges to be classified in the same income statement line as the earnings effect of the hedged item. For example, changes in the fair values of a derivative and a hedged item designated in a fair value hedge of interest rate risk will require classification within Interest income or Interest expense.

•
Requires the effects of cash flow hedges to be deferred in other comprehensive income until the hedged cash flows affect earnings. Periodic hedge ineffectiveness will no longer be separately recognized in earnings.

• Required effective date: January 1, 2019. Early adoption is permitted. • The Company is still assessing the impacts upon adoption on the Consolidated Financial Statements.
Stock Compensation Issued May 2017
•
Requires modification accounting unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the modification.

•
Applied prospectively to all modifications of share-based awards after the adoption date.

•
Required effective date: January 1, 2018. Early adoption is permitted. The Company will adopt the new standard in the first quarter of 2018.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•
Requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates.

•
Requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.
• Required effective date: January 1, 2019. • Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Issued March 2017
•
Requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the Consolidated Statements of Operations from the other components (e.g., expected return on assets, interest costs, amortization of gains/losses and prior service costs).

•
Requires presentation in the Consolidated Statements of Operations of the service cost component in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component.

•
Required effective date: January 1, 2018. Early adoption is permitted. The Company will adopt the new standard in the first quarter of 2018.

•
Adoption will have no impact on the Company’s net income, but based on recent experience that the expected return on assets exceeds the sum of the other components, the Company expects that the guidance will result in an increase in salaries and employee benefits expense and a reduction in other operating expense.

Goodwill Issued January 2017
•
Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.

•
Eliminates the second condition in the current guidance that requires an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.

•
Applied prospectively to all goodwill impairment tests performed after the adoption date.

•
Required effective date: January 1, 2020. Early adoption is permitted. The Company does not currently intend to early adopt the new standard.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pronouncement	Summary of Guidance	Effects on Financial Statements
Financial Instruments - Credit Losses Issued June 2016
•
Replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost (including securities HTM), which will reflect management’s estimate of credit losses over the full remaining expected life of the financial assets.

•
Amends existing impairment guidance for securities AFS to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.

•
Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

•
Required effective date: January 1, 2020. Early adoption permitted on January 1, 2019.

•
The Company established a company-wide, cross-discipline governance structure to implement the new standard. The Company is currently identifying key interpretive issues and is comparing existing credit loss forecasting models and processes with the new guidance to determine what modifications may be required.

•
While the Company is currently evaluating the impact the standard will have on its Consolidated Financial Statements, the Company expects the standard will result in an earlier recognition of credit losses and an increase in the allowance for credit losses. The magnitude of the increase in the Company’s allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

Leases Issued February 2016
•
Requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with a lease term of greater than one year.

•
Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.

•
Requires that for finance leases, a lessee recognize interest expense on the lease liability separately from the amortization of the right-of-use asset in the Consolidated Statements of Operations, while for operating leases, such amounts should be recognized as a combined expense.

•
Requires expanded disclosures about the nature and terms of lease agreements.

•
Requires adoption using a modified cumulative effect approach wherein the guidance is applied to all periods presented.

•
Required effective date: January 1, 2019. Early adoption is permitted.

•
The Company does not expect early adoption of the new leasing standard.

•
The Company occupies certain banking offices and equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Balance Sheets.

•
The Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities in its Consolidated Balance Sheets. As of December 31, 2016, the Company was committed to $809 million of minimum lease payments under non-cancelable operating lease agreements.

•
The evaluation of the impact of the leasing pronouncement will be adjusted based on execution of new leases, termination of existing leases prior to the effective date, and any changes to key lease assumptions such as renewals, extensions and discount rates.

•
The Company does not expect a material change to the timing of expense recognition in the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pronouncement	Summary of Guidance	Effects on Financial Statements
Revenue Recognition: Revenue from Contracts with Customers Issued May 2014
•
Requires that revenue from contracts with customers be recognized upon transfer of control of a good or service in the amount of consideration expected to be received.

•
Changes the accounting for certain contract costs including whether they may be offset against revenues in the Consolidated Statements of Operations.

•
Requires new qualitative and quantitative disclosures, including information about disaggregation of revenue and performance obligations.

•
May be adopted using a full retrospective approach or a modified cumulative effect approach wherein the guidance is applied only to existing contracts as of the date of initial adoption and to new contracts transacted after that date.

•
Required effective date: January 1, 2018. Early adoption is permitted.

•
The Company plans to adopt the revenue guidance in the first quarter of 2018 using the modified retrospective method. Net interest income on financial assets and liabilities is explicitly excluded from the scope of the pronouncement.

•
The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. Based on these efforts, the Company has not identified material changes to the timing or amount of revenue recognition.

•
The Company has substantially completed its evaluation of the expanded disclosure requirements and expects the most significant item will be the disaggregation of revenue.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2017				December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$12	$—	$—	$12	$30	$—	$—	$30
State and political subdivisions	7	—	—	7	8	—	—	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,735	76	(183)	19,628	19,231	78	(264)	19,045
Other/non-agency	337	6	(8)	335	427	2	(28)	401
Total mortgage-backed securities	20,072	82	(191)	19,963	19,658	80	(292)	19,446
Total debt securities available for sale	20,091	82	(191)	19,982	19,696	80	(292)	19,484
Marketable equity securities	—	—	—	—	5	—	—	5
Other equity securities	—	—	—	—	12	—	—	12
Total equity securities available for sale	—	—	—	—	17	—	—	17
Total securities available for sale	$20,091	$82	($191)	$19,982	$19,713	$80	($292)	$19,501
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,966	$18	($28)	$3,956	$4,126	$12	($44)	$4,094
Other/non-agency	857	26	—	883	945	19	—	964
Total securities held to maturity	$4,823	$44	($28)	$4,839	$5,071	$31	($44)	$5,058
Other Investment Securities, at Fair Value
Money market mutual fund	$160	$—	$—	$160	$91	$—	$—	$91
Other investments	5	—	—	5	5	—	—	5
Total other investment securities, at fair value	$165	$—	$—	$165	$96	$—	$—	$96
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	302	—	—	302	479	—	—	479
Other equity securities	7	—	—	7	—	—	—	—
Total other investment securities, at cost	$772	$—	$—	$772	$942	$—	$—	$942

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	September 30, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	298	13,113	(193)	30	545	(18)	328	13,658	(211)
Other/non-agency	—	—	—	11	121	(8)	11	121	(8)
Total mortgage-backed securities	298	13,113	(193)	41	666	(26)	339	13,779	(219)
Total	298	$13,113	($193)	41	$666	($26)	339	$13,779	($219)

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$8	$—	—	$—	$—	1	$8	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,387	(292)	25	461	(16)	348	15,848	(308)
Other/non-agency	4	8	—	20	302	(28)	24	310	(28)
Total mortgage-backed securities	327	15,395	(292)	45	763	(44)	372	16,158	(336)
Total	328	$15,403	($292)	45	$763	($44)	373	$16,166	($336)

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
The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Cumulative balance at beginning of period	$79	$73	$75	$66
Credit impairments recognized in earnings on securities that have been previously impaired	1	3	6	11
Reductions due to increases in cash flow expectations on impaired securities(1)	—	(1)	(1)	(2)
Cumulative balance at end of period	$80	$75	$80	$75
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2017 and 2016 were $80 million and $75 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of September 30, 2017 and 2016.
For the three months ended September 30, 2017 and 2016, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million and $3 million, respectively.
For the nine months ended September 30, 2017 and 2016, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $6 million and $11 million, respectively. Other-than-temporary impairment losses for the nine months ended September 30, 2016 included the $5 million impact of a one-time adjustment from a new model implementation. This adjustment is the result of the Company migrating in June 2016 from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment.
There were no credit impaired debt securities sold during the three and nine months ended September 30, 2017 and 2016. The Company does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of September 30, 2017. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2017
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	169	1,149	18,416	19,735
Other/non-agency	—	25	—	312	337
Total debt securities available for sale	13	194	1,149	18,735	20,091
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,966	3,966
Other/non-agency	—	—	—	857	857
Total debt securities held to maturity	—	—	—	4,823	4,823
Total amortized cost of debt securities	$13	$194	$1,149	$23,558	$24,914

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	7	7
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	169	1,166	18,292	19,628
Other/non-agency	—	25	—	310	335
Total debt securities available for sale	13	194	1,166	18,609	19,982
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,956	3,956
Other/non-agency	—	—	—	883	883
Total debt securities held to maturity	—	—	—	4,839	4,839
Total fair value of debt securities	$13	$194	$1,166	$23,448	$24,821

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $155 million and $146 million for the three months ended September 30, 2017 and 2016, respectively, and was $469 million and $432 million for the nine months ended September 30, 2017 and 2016, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gains on sale of debt securities	$2	$—	$9	$13
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$2	$—	$9	$13
Equity securities gains	$—	$—	$1	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of securities pledged are presented below:

	September 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$459	$454	$631	$620
Pledged against FHLB borrowed funds	864	890	953	972
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	2,866	2,858	3,575	3,563

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of September 30, 2017 or December 31, 2016. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 10 “Derivatives.”
There were $38 million and $82 million in securitizations of mortgage loans retained in the investment portfolio for the three and nine months ended September 30, 2017, respectively, and $16 million and $21 million for the three and nine months ended September 30, 2016, respectively. These securitizations include a substantive guarantee by a third party. In 2017 the guarantors were Fannie Mae, Freddie Mac, and Ginnie Mae. In 2016, the guarantors were Fannie Mae and Ginnie Mae. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.
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

(in millions)	September 30, 2017	December 31, 2016
Commercial	$37,706	$37,274
Commercial real estate	11,426	10,624
Leases	3,249	3,753
Total commercial	52,381	51,651
Residential mortgages	16,619	15,115
Home equity loans	1,483	1,858
Home equity lines of credit	13,555	14,100
Home equity loans serviced by others	599	750
Home equity lines of credit serviced by others	166	219
Automobile	13,311	13,938
Education (1)	8,014	6,610
Credit cards	1,754	1,691
Other retail	2,269	1,737
Total retail	57,770	56,018
Total loans and leases (2) (3)	$110,151	$107,669

(1) During first quarter 2017, student loans were renamed “education” loans. Refer to Note 1 “Basis of Presentation” for more information.
(2) Excluded from the table above are loans held for sale totaling $1.2 billion and $625 million as of September 30, 2017 and December 31, 2016, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $17.7 billion and $17.3 billion at September 30, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September 30, 2017, the Company purchased approximately $63 million of education loans. During the three months ended September 30, 2016, the Company purchased $222 million of residential mortgages, $200 million of automobile loans and $126 million of education loans.
During the nine months ended September 30, 2017, the Company purchased approximately $795 million of education loans and $153 million of automobile loans. During the nine months ended September 30, 2016, the Company purchased $843 million of education loans, $534 million of automobile loans and $405 million of residential mortgages.
During the three months ended September 30, 2017, there were no loan portfolio sales. During the three months ended September 30, 2016, the Company sold $163 million of residential mortgage loans and $14 million of commercial loans.
During the nine months ended September 30, 2017, the Company sold $596 million of commercial loans and $206 million of residential mortgage loans. During the nine months ended September 30, 2016, the Company sold $444 million of residential mortgage loans and $132 million of commercial loans.
Additionally, during the three and nine months ended September 30, 2016, the Company sold $310 million of TDRs, including $255 million of residential mortgages and $55 million of home equity loans, which resulted in a pre-tax gain of $72 million reported in other income on the Consolidated Statements of Operations.
Loans held for sale at fair value as of September 30, 2017 totaled $500 million and consisted of residential mortgages originated for sale of $349 million and loans in the commercial trading portfolio of $151 million. Loans held for sale at fair value as of December 31, 2016 totaled $583 million and consisted of residential mortgages originated for sale of $504 million and loans in the commercial trading portfolio of $79 million.
Other loans held for sale totaled $724 million and $42 million as of September 30, 2017 and December 31, 2016, respectively. In September 2017, the Company transferred $78 million of retail TDRs, including $49 million of residential mortgages and $29 million of home equity loans, and $6 million of commercial TDRs to other loans held for sale. Additionally, other loans held for sale included commercial loans associated with the Company’s syndications business of $640 million as of September 30, 2017 compared with $42 million as of December 31, 2016.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages loans, totaled $24.2 billion and $24.0 billion at September 30, 2017 and December 31, 2016, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, totaled $17.5 billion and $16.8 billion at September 30, 2017 and December 31, 2016, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$614	$605	$1,219	$663	$573	$1,236
Charge-offs	(12)	(108)	(120)	(60)	(321)	(381)
Recoveries	12	43	55	27	127	154
Net charge-offs	—	(65)	(65)	(33)	(194)	(227)
Provision charged to income	24	46	70	8	207	215
Allowance for loan and lease losses, end of period	638	586	1,224	638	586	1,224
Reserve for unfunded lending commitments, beginning of period	93	—	93	72	—	72
Provision for unfunded lending commitments	2	—	2	23	—	23
Reserve for unfunded lending commitments, end of period	95	—	95	95	—	95
Total allowance for credit losses, end of period	$733	$586	$1,319	$733	$586	$1,319

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$676	$570	$1,246	$596	$620	$1,216
Charge-offs	(33)	(112)	(145)	(53)	(331)	(384)
Recoveries	14	48	62	23	130	153
Net charge-offs	(19)	(64)	(83)	(30)	(201)	(231)
Provision (credited) charged to income	(2)	79	77	89	166	255
Allowance for loan and lease losses, end of period	655	585	1,240	655	585	1,240
Reserve for unfunded lending commitments, beginning of period	61	—	61	58	—	58
Provision for unfunded lending commitments	9	—	9	12	—	12
Reserve for unfunded lending commitments, end of period	70	—	70	70	—	70
Total allowance for credit losses, end of period	$725	$585	$1,310	$725	$585	$1,310

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	September 30, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$444	$759	$1,203	$424	$799	$1,223
Formula-based evaluation	51,937	57,011	108,948	51,227	55,219	106,446
Total	$52,381	$57,770	$110,151	$51,651	$56,018	$107,669

A summary of the allowance for credit losses by evaluation method is presented below:

	September 30, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$46	$35	$81	$63	$43	$106
Formula-based evaluation	687	551	1,238	672	530	1,202
Allowance for credit losses	$733	$586	$1,319	$735	$573	$1,308

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,309	$1,368	$770	$259	$37,706
Commercial real estate	10,737	514	146	29	11,426
Leases	3,155	73	21	—	3,249
Total	$49,201	$1,955	$937	$288	$52,381

	December 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,010	$1,015	$1,027	$222	$37,274
Commercial real estate	10,146	370	58	50	10,624
Leases	3,583	52	103	15	3,753
Total	$48,739	$1,437	$1,188	$287	$51,651

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	September 30, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,323	$141	$31	$10	$114	$16,619
Home equity loans	1,306	101	14	6	56	1,483
Home equity lines of credit	12,874	419	54	23	185	13,555
Home equity loans serviced by others	538	32	9	4	16	599
Home equity lines of credit serviced by others	125	20	3	1	17	166
Automobile	11,917	1,087	197	54	56	13,311
Education	7,803	135	23	12	41	8,014
Credit cards	1,673	47	11	8	15	1,754
Other retail	2,170	60	17	12	10	2,269
Total	$54,729	$2,042	$359	$130	$510	$57,770

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,807	$108	$53	$12	$135	$15,115
Home equity loans	1,628	127	23	7	73	1,858
Home equity lines of credit	13,432	396	57	20	195	14,100
Home equity loans serviced by others	673	41	14	5	17	750
Home equity lines of credit serviced by others	158	25	3	2	31	219
Automobile	12,509	1,177	172	38	42	13,938
Education	6,379	151	24	13	43	6,610
Credit cards	1,611	43	12	9	16	1,691
Other retail	1,676	45	8	4	4	1,737
Total	$52,873	$2,113	$366	$110	$556	$56,018

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial	$297	$322	$5	$2
Commercial real estate	28	50	2	—
Leases	—	15	—	—
Total commercial	325	387	7	2
Residential mortgages (1)	124	144	15	18
Home equity loans	76	98	—	—
Home equity lines of credit	236	243	—	—
Home equity loans serviced by others	26	32	—	—
Home equity lines of credit serviced by others	21	33	—	—
Automobile	66	50	—	—
Education	38	38	3	5
Credit card	15	16	—	—
Other retail	5	4	5	1
Total retail	607	658	23	24
Total	$932	$1,045	$30	$26
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $15 million and $18 million as of September 30, 2017 and December 31, 2016, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $28 million and $32 million as of September 30, 2017 and December 31, 2016, respectively. These loans are consolidated on the Company’s Consolidated Balance Sheets.

Other nonperforming assets consist primarily of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. A summary of other nonperforming assets is presented below:

(in millions)	September 30, 2017	December 31, 2016
Nonperforming assets, net of valuation allowance:
Commercial	$—	$—
Retail	37	49
Nonperforming assets, net of valuation allowance	$37	$49

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of key performance indicators is presented below:

	September 30, 2017	December 31, 2016
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.30%	0.36%
Nonperforming retail loans as a percentage of total loans and leases	0.55	0.61
Total nonperforming loans and leases as a percentage of total loans and leases	0.85%	0.97%

Nonperforming commercial assets as a percentage of total assets	0.21%	0.26%
Nonperforming retail assets as a percentage of total assets	0.43	0.47
Total nonperforming assets as a percentage of total assets	0.64%	0.73%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $179 million and $177 million as of September 30, 2017 and December 31, 2016, respectively.
An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	September 30, 2017				December 31, 2016
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$39	$5	$302	$346	$36	$4	$324	$364
Commercial real estate	4	2	30	36	1	2	50	53
Leases	5	—	—	5	1	—	15	16
Total commercial	48	7	332	387	38	6	389	433
Residential mortgages	31	10	114	155	53	12	135	200
Home equity loans	14	6	56	76	23	7	73	103
Home equity lines of credit	54	23	185	262	57	20	195	272
Home equity loans serviced by others	9	4	16	29	14	5	17	36
Home equity lines of credit serviced by others	3	1	17	21	3	2	31	36
Automobile	197	54	56	307	172	38	42	252
Education	23	12	41	76	24	13	43	80
Credit cards	11	8	15	34	12	9	16	37
Other retail	17	12	10	39	8	4	4	16
Total retail	359	130	510	999	366	110	556	1,032
Total	$407	$137	$842	$1,386	$404	$116	$945	$1,465

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired loans include nonaccruing larger balance commercial loans (greater than $3 million carrying value) and commercial and retail TDRs (excluding loans held for sale). A summary of impaired loans by class is presented below:

	September 30, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$231	$45	$185	$491	$416
Commercial real estate	24	1	4	39	28
Total commercial	255	46	189	530	444
Residential mortgages	23	2	117	185	140
Home equity loans	42	4	83	167	125
Home equity lines of credit	16	1	181	242	197
Home equity loans serviced by others	31	2	19	60	50
Home equity lines of credit serviced by others	3	—	6	13	9
Automobile	4	—	19	30	23
Education	159	18	20	179	179
Credit cards	25	7	1	26	26
Other retail	5	1	5	11	10
Total retail	308	35	451	913	759
Total	$563	$81	$640	$1,443	$1,203

	December 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$247	$55	$134	$431	$381
Commercial real estate	39	8	4	44	43
Total commercial	286	63	138	475	424
Residential mortgages	37	2	141	235	178
Home equity loans	51	3	94	191	145
Home equity lines of credit	23	1	173	240	196
Home equity loans serviced by others	41	4	19	70	60
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	—	15	25	19
Education	154	25	1	155	155
Credit cards	26	6	—	26	26
Other retail	10	2	1	13	11
Total retail	348	43	451	968	799
Total	$634	$106	$589	$1,443	$1,223

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additional information on impaired loans is presented below:

	Three Months Ended September 30,
	2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$1	$391	$1	$340
Commercial real estate	—	33	—	40
Total commercial	1	424	1	380
Residential mortgages	—	137	1	169
Home equity loans	1	125	2	153
Home equity lines of credit	2	192	2	192
Home equity loans serviced by others	—	51	1	64
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	21	—	17
Education	3	178	1	159
Credit cards	—	25	—	25
Other retail	—	10	1	12
Total retail	6	748	8	800
Total	$7	$1,172	$9	$1,180

	Nine Months Ended September 30,
	2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$3	$402	$4	$277
Commercial real estate	—	39	—	53
Total commercial	3	441	4	330
Residential mortgages	3	128	3	161
Home equity loans	4	124	5	151
Home equity lines of credit	5	178	5	182
Home equity loans serviced by others	2	51	3	64
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	18	—	14
Education	7	178	5	157
Credit cards	1	23	1	25
Other retail	—	10	1	13
Total retail	22	719	23	776
Total	$25	$1,160	$27	$1,106
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Because TDRs are impaired loans, the Company measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral value is included in the ALLL. Any portion of the loan’s recorded investment the Company does not expect to collect as a result of the modification is charged off at the time of modification. For Retail TDR accounts where the expected value of cash flows is utilized, any recorded investment in excess of the present value of expected cash flows is recognized by creating or increasing the ALLL. For Retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value less costs to sell is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
Commercial TDRs were $153 million and $120 million at September 30, 2017 and December 31, 2016, respectively. Retail TDRs totaled $759 million and $799 million at September 30, 2017 and December 31, 2016, respectively. Unfunded commitments tied to TDRs were $52 million and $42 million at September 30, 2017 and December 31, 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended September 30, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended September 30, 2017 and were paid off in full, charged off, or sold prior to September 30, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$1	$1	17	$8	$7
Commercial real estate	—	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial	3	1	1	18	8	7
Residential mortgages	13	1	2	15	1	2
Home equity loans	25	2	1	—	—	—
Home equity lines of credit	11	1	1	86	11	11
Home equity loans serviced by others	3	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—	—
Automobile	28	1	1	8	—	—
Education	—	—	—	—	—	—
Credit cards	661	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail	741	8	8	109	12	13
Total	744	$9	$9	127	$20	$20

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	7	$28	$30	$—	$—
Commercial real estate	1	—	—	—	—
Leases	—	—	—	—	—
Total commercial	8	28	30	—	—
Residential mortgages	38	3	3	(1)	—
Home equity loans	49	3	3	—	—
Home equity lines of credit	110	6	7	—	1
Home equity loans serviced by others	11	1	—	—	—
Home equity lines of credit serviced by others	8	1	—	—	—
Automobile	392	7	6	—	1
Education	67	2	2	—	—
Credit cards	—	—	—	1	—
Other retail	2	—	—	—	—
Total retail	677	23	21	—	2
Total	685	$51	$51	$—	$2
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended September 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended September 30, 2016 and were paid off in full, charged off, or sold prior to September 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$—	$—	8	$1	$1
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	3	—	—	8	1	1
Residential mortgages	28	3	3	33	6	5
Home equity loans	36	2	2	2	—	1
Home equity lines of credit	20	1	2	56	6	6
Home equity loans serviced by others	7	1	1	—	—	—
Home equity lines of credit serviced by others	2	—	—	1	—	—
Automobile	26	1	1	6	—	—
Education	—	—	—	—	—	—
Credit cards	544	3	3	—	—	—
Other retail	2	—	—	—	—	—
Total retail	665	11	12	98	12	12
Total	668	$11	$12	106	$13	$13

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$6	$5	$4	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	4	6	5	4	—
Residential mortgages	55	5	5	—	—
Home equity loans	52	3	3	—	—
Home equity lines of credit	94	8	7	—	1
Home equity loans serviced by others	17	1	1	—	—
Home equity lines of credit serviced by others	6	—	1	—	—
Automobile	264	5	5	—	—
Education	108	2	2	1	—
Credit cards	—	—	—	1	—
Other retail	3	—	—	—	—
Total retail	599	24	24	2	1
Total	603	$30	$29	$6	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the nine months ended September 30, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the nine months ended September 30, 2017 and were paid off in full, charged off, or sold prior to September 30, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$2	$2	35	$22	$21
Commercial real estate	—	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial	7	2	2	36	22	21
Residential mortgages	56	6	7	50	9	10
Home equity loans	68	4	4	1	—	—
Home equity lines of credit	41	2	2	204	26	26
Home equity loans serviced by others	14	1	1	—	—	—
Home equity lines of credit serviced by others	3	—	—	2	—	—
Automobile	93	2	2	23	—	—
Education	—	—	—	—	—	—
Credit cards	1,850	10	10	—	—	—
Other retail	1	—	—	—	—	—
Total retail	2,126	25	26	280	35	36
Total	2,133	$27	$28	316	$57	$57

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	12	$64	$65	$1	$—
Commercial real estate	1	—	—	—	—
Leases	—	—	—	—	—
Total commercial	13	64	65	1	—
Residential mortgages	122	13	13	(1)	—
Home equity loans	192	11	11	—	—
Home equity lines of credit	295	20	20	—	1
Home equity loans serviced by others	41	2	1	—	—
Home equity lines of credit serviced by others	21	2	1	—	—
Automobile	1,017	18	16	—	3
Education	235	4	4	1	—
Credit cards	—	—	—	3	—
Other retail	5	—	—	(1)	—
Total retail	1,928	70	66	2	4
Total	1,941	$134	$131	$3	$4
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the nine months ended September 30, 2016, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the nine months ended September 30, 2016 and were paid off in full, charged off, or sold prior to September 30, 2016.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	11	$1	$1	62	$9	$9
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial	11	1	1	62	9	9
Residential mortgages	53	7	7	49	9	8
Home equity loans	65	4	4	39	4	5
Home equity lines of credit	33	2	3	83	9	9
Home equity loans serviced by others	13	1	1	—	—	—
Home equity lines of credit serviced by others	4	—	—	5	1	1
Automobile	77	2	2	14	—	—
Education	—	—	—	—	—	—
Credit cards	1,625	9	9	—	—	—
Other retail	3	—	—	—	—	—
Total retail	1,873	25	26	190	23	23
Total	1,884	$26	$27	252	$32	$32

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	13	$47	$46	$3	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial	13	47	46	3	—
Residential mortgages	186	20	20	—	—
Home equity loans	233	14	14	(1)	—
Home equity lines of credit	218	16	15	—	1
Home equity loans serviced by others	51	2	2	—	—
Home equity lines of credit serviced by others	19	1	1	—	—
Automobile	803	15	14	—	1
Education	405	8	8	3	—
Credit cards	—	—	—	2	—
Other retail	11	—	—	—	—
Total retail	1,926	76	74	4	2
Total	1,939	$123	$120	$7	$2
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted within 12 months of their modification date during the three and nine months ended September 30, 2017 and 2016, respectively. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2017 and 2016, respectively. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	2	$4	5	$1	7	$5	16	$4
Commercial real estate	—	—	—	—	1	4	1	—
Total commercial	2	4	5	1	8	9	17	4
Residential mortgages	35	5	57	7	121	15	146	19
Home equity loans	12	—	14	—	35	1	39	3
Home equity lines of credit	55	4	48	4	152	11	93	8
Home equity loans serviced by others	6	—	7	—	16	—	28	1
Home equity lines of credit serviced by others	4	—	3	—	8	—	14	—
Automobile	42	—	43	—	103	1	80	1
Education	5	1	15	—	41	1	46	1
Credit cards	116	—	117	1	344	2	323	2
Other retail	2	—	2	—	4	—	2	—
Total retail	277	10	306	12	824	31	771	35
Total	279	$14	311	$13	832	$40	788	$39
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2017 and December 31, 2016, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following tables present balances of loans with these characteristics:

	September 30, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$436	$260	$319	$—	$—	$1,015
Interest only/negative amortization	1,738	—	—	—	1	1,739
Low introductory rate	—	—	—	165	—	165
Multiple characteristics and other	2	—	—	—	—	2
Total	$2,176	$260	$319	$165	$1	$2,921

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$566	$550	$476	$—	$—	$1,592
Interest only/negative amortization	1,582	—	—	—	1	1,583
Low introductory rate	—	—	—	112	—	112
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,151	$550	$476	$112	$1	$3,290
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

(in millions)	September 30, 2017	December 31, 2016
LIHTC investment included in other assets	$898	$793
LIHTC unfunded commitments included in other liabilities	494	428
Renewable energy investments included in other assets	264	220
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Tax credits included in income tax expense	$20	$17	$63	$46
Amortization expense included in income tax expense	22	14	67	45
Other tax benefits included in income tax expense	7	2	22	15
No LIHTC investment impairment losses were recognized during the three and nine months ended September 30, 2017 and 2016, respectively.
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
The Company received proceeds from the sale of residential mortgages held for sale of $828 million and $753 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 billion and $1.8 billion for the nine months ended September 30, 2017 and 2016, respectively.
The Company recognized gains on sales of residential mortgages held for sale of $25 million and $26 million for the three months ended September 30, 2017 and 2016, respectively, and $54 million and $56 million for the nine months ended September 30, 2017 and 2016, respectively.
Pursuant to the standard representations and warranties obligations discussed above, the Company repurchased residential mortgages totaling $1 million and $2 million for the three months ended September 30, 2017 and 2016, respectively. The Company repurchased $2 million and $6 million of residential mortgages for the nine months ended September 30, 2017 and 2016, respectively.
Mortgage servicing fees, a component of mortgage banking fees, were $13 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $40 million and $38 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company recorded valuation charge-offs for its MSRs of zero and $2 million for the three months ended September 30, 2017 and 2016, respectively, and valuation recoveries of $1 million and charge-offs of $6 million for the nine months ended September 30, 2017 and 2016, respectively.
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
MSRs:
Balance as of beginning of period	$170	$166	$167	$173
Amount capitalized	9	10	28	20
Amortization	(8)	(9)	(24)	(26)
Carrying amount before valuation allowance	171	167	171	167
Valuation allowance for servicing assets:
Balance as of beginning of period	4	13	5	9
Valuation charge-offs (recoveries)	—	2	(1)	6
Balance at end of period	4	15	4	15
Net carrying value of MSRs	$167	$152	$167	$152

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Multi Component prepayment model. The Company periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	September 30, 2017			December 31, 2016
	Weighted Average			Weighted Average
(dollars in millions)		Range			Range
Fair value	$183	Min	Max	$182	Min	Max
Weighted average life (in years)	5.7	2.4	7.0	5.7	2.6	7.3
Weighted average constant prepayment rate	10.8%	9.2%	21.2%	10.8%	8.8%	22.3%
Weighted average discount rate	9.9%	9.1%	12.1%	9.7%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average life (in years)	6.5	5.7	6.6	5.9
Weighted average constant prepayment rate	10.8%	12.3%	10.2%	11.7%
Weighted average discount rate	9.9%	9.8%	9.9%	9.8%

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

(in millions)	September 30, 2017	December 31, 2016
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$9	$9
Decline in fair value from a 100 basis point decrease in interest rates	18	25
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$3	$3
Decline in fair value from a 100 basis point increase in weighted average discount rate	6	6
NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	September 30, 2017	December 31, 2016
Federal funds purchased	$—	$533
Securities sold under agreements to repurchase	453	615
Other short-term borrowed funds	1,505	3,211
Total short-term borrowed funds	$1,958	$4,359

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	0.03%	—%	0.03%	0.26%
Other short-term borrowed funds (primarily short-term FHLB advances)	1.47	0.63	1.47	0.63	0.94
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$724	$1,032	$1,174	$1,274	$1,522
Other short-term borrowed funds (primarily short-term FHLB advances)	1,755	2,515	3,508	4,764	5,461
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$733	$910	$807	$922	$947
Other short-term borrowed funds (primarily short-term FHLB advances)	1,624	2,564	2,283	3,133	3,207
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.47%	0.10%	0.34%	0.09%	0.09%
Other short-term borrowed funds (primarily short-term FHLB advances)	1.48	0.63	1.22	0.62	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	September 30, 2017	December 31, 2016
Parent Company:
4.150% fixed-rate subordinated debt, due 2022	$348	$347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
2.375% fixed-rate senior unsecured debt, due 2021	348	348
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (1)	746	745
2.450% senior unsecured notes, due 2019 (1)	747	747
2.500% senior unsecured notes, due 2019 (1)	743	741
2.250% senior unsecured notes, due 2020 (1)	697	—
Floating-rate senior unsecured notes, due 2020 (1)	299	—
Floating-rate senior unsecured notes, due 2020 (1)	249	—
2.200% senior unsecured notes, due 2020 (1)	498	—
2.550% senior unsecured notes, due 2021(1)	973	965
Floating-rate senior unsecured notes, due 2022 (1)	249	—
2.650% senior unsecured notes, due 2022 (1)	496	—
Federal Home Loan advances due through 2033	5,361	7,264
Other	23	10
Total long-term borrowed funds	$13,400	$12,790
(1) Issued under CBNA’s Global Bank Note Program.

The Parent Company’s long-term borrowed funds as of September 30, 2017 and December 31, 2016 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($6) million and ($7) million, respectively. The banking subsidiaries’ long-term borrowed funds as of September 30, 2017 and December 31, 2016 include principal balances of $11.1 billion and $10.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($12) million, respectively, and hedging basis adjustments of ($36) million and ($40) million, respectively. See Note 10 “Derivatives” for further information on the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.4 billion and $13.4 billion at September 30, 2017 and December 31, 2016, respectively. The Company’s available FHLB borrowing capacity was $6.1 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At September 30, 2017, the Company’s unused secured borrowing capacity was approximately $39.1 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at September 30, 2017 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2018	$—	$4,097	$4,097
2019	—	3,491	3,491
2020	—	1,760	1,760
2021	348	976	1,324
2022	348	750	1,098
2023 and thereafter	1,623	7	1,630
Total	$2,319	$11,081	$13,400
NOTE 8 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of September 30, 2017 and December 31, 2016, respectively. For further detail regarding the terms and conditions of the Company’s preferred stock see Note 13 “Stockholders’ Equity” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
Treasury Stock
During the nine months ended September 30, 2017, the Company repurchased $485 million, or 13,588,304 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.
NOTE 9 - INCOME TAXES
Income Tax Expense
Income tax expense was $165 million and $130 million for the three months ended September 30, 2017 and 2016, respectively, resulting in effective tax rates of 32.2% and 30.5%, respectively. Income tax expense was $423 million and $357 million for the nine months ended September 30, 2017 and 2016, respectively, resulting in effective tax rates of 30.0% and 31.9%, respectively.
For the nine months ended September 30, 2017, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of the impact of the settlement of certain state tax matters and permanent benefits from tax credits and tax-exempt income. For the nine months ended September 30, 2016, the effective tax rate compared favorably to the statutory rate of 35% primarily as a result of permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At September 30, 2017, the Company reported a net deferred tax liability of $744 million, compared to $714 million as of December 31, 2016. The increase in the net deferred tax liability is primarily attributable to the tax effect of net unrealized gains on securities and derivatives arising during the period, partially offset by the tax effect of differences in the timing of deductions and income items for financial statement purposes versus taxable income purposes.
Unrecognized Tax Benefits
As a result of the settlement of certain state tax matters, the total amount of unrecognized tax benefits was reduced from $42 million as of December 31, 2016, to $7 million as of September 30, 2017.

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
At September 30, 2017, the overall derivative asset value decreased $31 million and the liability balance decreased by $417 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheet in 2017. Effective January 3, 2017, variation margin payments made on certain centrally cleared derivative contracts are legally classified as settlement of those derivatives (rather than the posting of collateral). As a result of this change, the Company modified its balance sheet presentation of certain interest rate swaps in 2017, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, these variation margin balances were characterized as collateral. Variation margin balances legally characterized as collateral are reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2017			December 31, 2016
(in millions)	Notional Amount(1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$17,300	$6	$—	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	69,436	502	338	54,656	557	452
Foreign exchange contracts	10,147	146	142	8,039	134	126
Other contracts	1,256	10	5	1,498	16	7
Total derivatives not designated as hedging instruments		658	485		707	585
Gross derivative fair values		664	485		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(65)	(65)		(106)	(106)
Less: Cash collateral applied (3)		(3)	(178)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$596	$242		$627	$659

(1) The notional or contractual amount of interest rate derivatives and foreign exchange contracts is the amount upon which interest and other payments under the contract are based. For interest rate contracts, the notional amount is typically not exchanged. Therefore, notional amounts should not be taken as the measure of credit or market risk, as they do not measure the true economic risk of these contracts.
(2) Amounts reflect changes in the treatment of variation margin on certain centrally cleared derivatives.
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
Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Swap agreements and interest rate option agreements are transacted to effectively minimize the Company’s market risk associated with the customer derivative products. The customer derivatives portfolio also includes foreign exchange contracts that are entered into on behalf of customers for the purpose of hedging exposure related to cash orders and loans and deposits denominated in foreign currencies. The primary risks associated with these transactions arise from exposure to changes in foreign currency exchange rates and the ability of the counterparties to meet the terms of the contract. To manage this market risk, the Company enters into offsetting foreign exchange contracts.
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
The Company has certain derivative transactions which are designated as fair value or cash flow hedges, described as follows:
Fair value hedges
The Company has entered into interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through earnings and offset against the change in the fair value of the hedged item.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effect of fair value hedges on other income:

	Amounts Recognized in Other Income for the
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($5)	$4	($1)	($27)	$25	($2)

	Amounts Recognized in Other Income for the
	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$5	($5)	$—	$57	($58)	($1)
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $7 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Effective portion of (loss) gain recognized in OCI (1)	($2)	($1)	$35	$74
Amounts reclassified from OCI to interest income (2)	3	23	23	66
Amounts reclassified from OCI to interest expense (2)	1	(8)	(2)	(24)
Amounts reclassified from OCI to other income (3)	—	(5)	—	(5)
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
(3) This includes gains and losses attributable to previously hedged cash flows where the likelihood of occurrence of those cash flows is no longer probable.

Derivatives not designated as hedging instruments
Economic hedges
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Mark-to-market adjustments to the fair value of residential loan commitments and forward sale contracts are included in noninterest income under mortgage banking fees.
The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Customer derivative contracts
Customer interest rate contracts (1)	$12	($32)	$92	$63
Customer foreign exchange contracts (1)	61	17	157	45
Residential loan commitments (2)	—	1	3	8
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	(2)	45	(58)	(31)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	(55)	(19)	(140)	(46)
Forward sale contracts (2)	(1)	4	(7)	(6)
Total	$15	$16	$47	$33
(1) Reported in foreign exchange and interest rate products on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	September 30, 2017	December 31, 2016
Undrawn commitments to extend credit	$61,934	$60,872
Financial standby letters of credit	2,080	1,892
Performance letters of credit	42	40
Commercial letters of credit	68	43
Marketing rights	41	44
Risk participation agreements	20	19
Residential mortgage loans sold with recourse	7	8
Total	$64,192	$62,918
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amounts of reserves for unfunded commitments.
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at both September 30, 2017 and December 31, 2016.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $3 million for both the nine months ended September 30, 2017 and for the year ended December 31, 2016; and as of September 30, 2017 is obligated to pay $41 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in was $20 million and $19 million at September 30, 2017 and December 31, 2016, respectively. The current amount of credit exposure is spread out over 96 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as nine years.
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
Other Commitments
In first quarter 2017, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with the first quarter 2017 and ending with the fourth quarter 2017. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $750 million and $1.5 billion, respectively, and the remaining maximum purchase commitment is $375 million. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The Company may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $241 million and $299

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million, respectively, at September 30, 2017 and $127 million and $177 million, respectively, at December 31, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 12 “Fair Value Measurements” for further information.
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
Consumer Products Matters
The activities of the Company’s banking subsidiaries are subject to extensive laws and regulations concerning unfair or deceptive acts or practices in connection with customer products. Certain of the banking subsidiaries’ past practices have not met applicable standards, and they have implemented and are continuing to implement changes to improve and bring their practices in accordance with regulatory guidance. The Company and its banking subsidiaries have made substantial progress towards full resolution of the legacy regulatory enforcement matters set forth below.
As previously reported, the Company and its banking subsidiaries had entered into consent orders in 2015 with certain of their regulators in connection with past deposit reconciliation and billing practices, under which the applicable regulators have provided non-objections to, among other things, restitution plans for affected customers. All financial penalties associated with these regulatory enforcement matters have been paid, and substantially all remediation related to such legacy matters was resolved as of December 31, 2016. Since the Company’s last quarterly report, the regulators notified the Company and its banking subsidiaries that they had terminated the consent orders related to past deposit reconciliation practices after determining that the Company and its banking subsidiaries had satisfied the required actions under the consent orders.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of ($1) million and $1 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized changes in fair value in mortgage banking income of $9 million and $13 million for the nine months ended September 30, 2017 and 2016, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of September 30, 2017 and December 31, 2016. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 11 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $1 million in other noninterest income related to its commercial trading portfolio for the three months ended September 30, 2017 and 2016. The Company recognized $4 million in other noninterest income related to its commercial trading portfolio for the nine months ended September 30, 2017 and $3 million for the nine months ended September 30, 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	September 30, 2017			December 31, 2016
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$349	$349	$—	$504	$505	($1)
Commercial and commercial real estate loans held for sale, at fair value	151	151	—	79	79	—

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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$19,963	$—	$19,963	$—
State and political subdivisions	7	—	7	—
U.S. Treasury and other	12	12	—	—
Total securities available for sale	19,982	12	19,970	—
Loans held for sale, at fair value:
Residential loans held for sale	349	—	349	—
Commercial loans held for sale	151	—	151	—
Total loans held for sale, at fair value	500	—	500	—
Derivative assets(1):
Interest rate swaps	508	—	508	—
Foreign exchange contracts	146	—	146	—
Other contracts	10	—	10	—
Total derivative assets	664	—	664	—
Other investment securities, at fair value:
Money market mutual fund	160	160	—	—
Other investments	5	—	5	—
Total other investment securities, at fair value	165	160	5	—
Total assets	$21,311	$172	$21,139	$—
Derivative liabilities(1):
Interest rate swaps	$338	$—	$338	$—
Foreign exchange contracts	142	—	142	—
Other contracts	5	—	5	—
Total derivative liabilities	485	—	485	—
Total liabilities	$485	$—	$485	$—
(1) Amounts reflect changes in the treatment of variation margin on certain centrally cleared derivatives.

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
There were no Level 3 assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of cost or fair value less costs to sell. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017		2016
Impaired collateral-dependent loans	($4)	($18)	($31)		($29)
MSRs	—	(2)	1		(6)
Foreclosed assets	(1)	—	(3)		(2)
Leased assets	—	—	(15)	—	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2017				December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$300	$—	$300	$—	$355	$—	$355	$—
MSRs	183	—	—	183	182	—	—	182
Foreclosed assets	32	—	32	—	44	—	44	—
Leased assets	131	—	131	—	158	—	158	—

Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Securities held to maturity
The fair values of securities classified as HTM are estimated under the market or income approach using the same pricing models as those used to measure the fair value of the Company’s AFS securities. For more information, see “Recurring Fair Value Measurements - Securities Available for Sale,” within this Note.
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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,823	$4,839	$—	$—	$4,823	$4,839	$—	$—
Other investment securities, at cost	772	772	—	—	772	772	—	—
Other loans held for sale	724	724	—	—	—	—	724	724
Loans and leases	110,151	110,710	—	—	300	300	109,851	110,410
Financial Liabilities:
Deposits	113,235	113,205	—	—	113,235	113,205	—	—
Federal funds purchased and securities sold under agreements to repurchase	453	453	—	—	453	453	—	—
Other short-term borrowed funds	1,505	1,505	—	—	1,505	1,505	—	—
Long-term borrowed funds	13,400	13,543	—	—	13,400	13,543	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$5,071	$5,058	$—	$—	$5,071	$5,058	$—	$—
Other investment securities, at cost	942	942	—	—	942	942	—	—
Other loans held for sale	42	42	—	—	—	—	42	42
Loans and leases	107,669	107,537	—	—	355	355	107,314	107,182
Financial Liabilities:
Deposits	109,804	109,796	—	—	109,804	109,796	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,148	1,148	—	—	1,148	1,148	—	—
Other short-term borrowed funds	3,211	3,211	—	—	3,211	3,211	—	—
Long-term borrowed funds	12,790	12,849	—	—	12,790	12,849	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - REGULATORY MATTERS
As a bank holding company, the Company is subject to regulation and supervision by the FRB. The primary subsidiaries of the Company are its two insured depository institutions CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC, its primary federal regulator. Under the U.S. Basel III capital framework, the Company and its banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
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

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)	Amount	Ratio
As of September 30, 2017
Common equity tier 1 capital(1)	$14,093	11.1%	$7,314	5.750%	$8,268	6.5%
Tier 1 capital(2)	14,340	11.3	9,222	7.250	10,176	8.0
Total capital(3)	17,560	13.8	11,766	9.250	12,720	10.0
Tier 1 leverage(4)	14,340	9.9	5,780	4.000	7,225	5.0
As of December 31, 2016
Common equity tier 1 capital(1)	$13,822	11.2%	$6,348	5.125%	$8,051	6.5%
Tier 1 capital(2)	14,069	11.4	8,206	6.625	9,909	8.0
Total capital(3)	17,347	14.0	10,683	8.625	12,386	10.0
Tier 1 leverage(4)	14,069	9.9	5,667	4.000	7,084	5.0
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

Under the FRB’s Capital Plan Rule, the Company may only make capital distributions, including payment of dividends, in accordance with a capital plan that has been reviewed by the FRB with no objection.
On April 5, 2017, the Company submitted its 2017 Capital Plan to the Federal Reserve under the annual CCAR process. On June 28, 2017, the FRB informed the Company that it did not object to the Company’s 2017 Capital Plan or to its proposed capital actions for the period beginning July 1, 2017 and ending June 30, 2018. The Company’s 2017 Capital Plan includes quarterly common dividends of $0.18 per share through the end of 2017, the potential to raise the quarterly common dividend to $0.22 per share in 2018, and a share repurchase plan through the second quarter of 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
During the three month periods ended September 30, 2017 and 2016, the Company recorded common dividends of $90 million and $62 million, respectively, and recorded semi-annual preferred dividends of $7 million for both periods. During the nine month periods ended September 30, 2017 and 2016, the Company recorded common dividends of $233 million and $179 million, respectively, and recorded semi-annual preferred dividends of $14 million for both periods.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September 30, 2017 and 2016, the Parent Company repurchased outstanding common shares for $225 million and $250 million, respectively. During the nine months ended September 30, 2017 and 2016, the Parent Company repurchased outstanding common shares for $485 million and $250 million, respectively.

In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Parent Company are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
A financial subsidiary of a national bank is permitted to engage in a broader range of activities, similar to those of a financial holding company. CBNA has two financial subsidiaries, Citizens Securities, Inc., a registered broker-dealer, and RBS Citizens Insurance Agency, Inc., a dormant entity. On March 13, 2014, the OCC determined that CBNA no longer met the conditions to own a financial subsidiary — namely that CBNA must be both well capitalized and well managed. As a result, CBNA entered into an agreement with the OCC pursuant to which it developed and submitted to the OCC a remediation plan setting forth the specific actions it would take to bring itself back into compliance with the conditions to own a financial subsidiary. Since the Company’s last quarterly report, the OCC notified CBNA that it had terminated the agreement after considering the actions taken under the remediation plan and determining that CBNA had satisfied the conditions to own a financial subsidiary.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the three months ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2016	$39	$166	($364)	($159)
Other comprehensive income before reclassifications	(1)	(28)	—	(29)
Other-than-temporary impairment not recognized in earnings on securities	—	3	—	3
Amounts reclassified from other comprehensive (loss) income	(6)	2	2	(2)
Net other comprehensive income	(7)	(23)	2	(28)
Balance at September 30, 2016	$32	$143	($362)	($187)
Balance at July 1, 2017	($76)	($128)	($389)	($593)
Other comprehensive income before reclassifications	(1)	13	—	12
Other-than-temporary impairment not recognized in earnings on securities	—	—	—	—
Amounts reclassified from other comprehensive (loss) income	(2)	(1)	3	—
Net other comprehensive income	(3)	12	3	12
Balance at September 30, 2017	($79)	($116)	($386)	($581)

	As of and for the nine months ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	45	190	—	235
Other-than-temporary impairment not recognized in earnings on securities	—	(18)	—	(18)
Amounts reclassified from other comprehensive (loss) income	(23)	(1)	7	(17)
Net other comprehensive income	22	171	7	200
Balance at September 30, 2016	$32	$143	($362)	($187)
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	22	74	—	96
Other-than-temporary impairment not recognized in earnings on securities	—	(2)	—	(2)
Amounts reclassified from other comprehensive (loss) income	(13)	(2)	8	(7)
Net other comprehensive income	9	70	8	87
Balance at September 30, 2017	($79)	($116)	($386)	($581)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$3	$23	$23	$66	Interest income
	1	(8)	(2)	(24)	Interest expense
	—	(5)	—	(5)	Other income
	4	10	21	37	Income before income tax expense
	2	4	8	14	Income tax expense
	$2	$6	$13	$23	Net income
Reclassification of net securities gains (losses) to net income:	$2	$—	$9	$13	Securities gains, net
	(1)	(3)	(6)	(11)	Net securities impairment losses recognized in earnings
	1	(3)	3	2	Income before income tax expense
	—	(1)	1	1	Income tax expense
	$1	($2)	$2	$1	Net income
Reclassification of changes related to the employee benefit plan:	($5)	($4)	($14)	($12)	Salaries and employee benefits
	(5)	(4)	(14)	(12)	Income before income tax expense
	(2)	(2)	(6)	(5)	Income tax expense
	($3)	($2)	($8)	($7)	Net income
Total reclassification gains	$—	$2	$7	$17	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net interest income (includes $4, $15, $21 and $42 of AOCI reclassifications, respectively)	$1,062	$945	$3,093	$2,772
Provision for credit losses	72	86	238	267
Noninterest income (includes $1, ($8), $3 and ($3) of AOCI reclassifications, respectively)	381	435	1,130	1,120
Noninterest expense (includes $5, $4, $14 and $12 of AOCI reclassifications, respectively)	858	867	2,576	2,505
Income before income tax expense	513	427	1,409	1,120
Income tax expense (includes $0, $1, $3 and $10 income tax net expense from reclassification items, respectively)	165	130	423	357
Net income	$348	$297	$986	$763
NOTE 15 - BUSINESS SEGMENTS
The Company is managed by its Chief Executive Officer on a segment basis. The Company’s two business segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has one or more segment heads who report directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
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

	As of and for the Three Months Ended September 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$674	$354	$34	$1,062
Noninterest income	227	136	18	381
Total revenue	901	490	52	1,443
Noninterest expense	648	195	15	858
Profit before provision for credit losses	253	295	37	585
Provision for credit losses	65	—	7	72
Income before income tax expense	188	295	30	513
Income tax expense	66	94	5	165
Net income	$122	$201	$25	$348
Total average assets	$60,012	$49,833	$40,167	$150,012

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended September 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$621	$327	($3)	$945
Noninterest income	229	123	83	435
Total revenue	850	450	80	1,380
Noninterest expense	650	181	36	867
Profit before provision for credit losses	200	269	44	513
Provision for credit losses	57	19	10	86
Income before income tax expense (benefit)	143	250	34	427
Income tax expense (benefit)	51	88	(9)	130
Net income	$92	$162	$43	$297
Total average assets	$56,689	$47,902	$39,808	$144,399

	As of and for the Nine Months Ended September 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,969	$1,044	$80	$3,093
Noninterest income	676	400	54	1,130
Total revenue	2,645	1,444	134	4,223
Noninterest expense	1,939	577	60	2,576
Profit before provision for credit losses	706	867	74	1,647
Provision for credit losses	189	20	29	238
Income before income tax expense (benefit)	517	847	45	1,409
Income tax expense (benefit)	182	279	(38)	423
Net income	$335	$568	$83	$986
Total average assets	$59,310	$49,604	$40,649	$149,563

	As of and for the Nine Months Ended September 30, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,804	$941	$27	$2,772
Noninterest income	656	344	120	1,120
Total revenue	2,460	1,285	147	3,892
Noninterest expense	1,898	554	53	2,505
Profit before provision for credit losses	562	731	94	1,387
Provision for credit losses	169	27	71	267
Income before income tax expense (benefit)	393	704	23	1,120
Income tax expense (benefit)	140	245	(28)	357
Net income	$253	$459	$51	$763
Total average assets	$55,825	$46,869	$39,101	$141,795

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
NOTE 16 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$348	$297	$986	$763
Less: Preferred stock dividends	7	7	14	14
Net income available to common stockholders	$341	$290	$972	$749
Denominator:
Weighted-average common shares outstanding - basic	500,861,076	519,458,976	505,529,991	525,477,273
Dilutive common shares: share-based awards	1,296,308	1,663,490	1,532,814	1,784,111
Weighted-average common shares outstanding - diluted	502,157,384	521,122,466	507,062,805	527,261,384
Earnings per common share:
Basic	$0.68	$0.56	$1.92	$1.43
Diluted	0.68	0.56	1.92	1.42
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three and nine months ended September 30, 2017 excluded 4,181 and 378,378 average share-based awards, respectively, because their inclusion would have been antidilutive. The Company did not have any antidilutive shares for the three and nine months ended September 30, 2016.
NOTE 17 - OTHER INCOME
The following table presents the details of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Bank-owned life insurance income	$14	$14	$40	$40
Other	5	76	10	93
Other income	$19	$90	$50	$133

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Deposit insurance	$34	$32	$102	$87
Promotional expense	27	24	82	73
Settlements and operating losses	18	18	43	40
Other	56	70	182	187
Other operating expense	$135	$144	$409	$387
NOTE 19 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to September 30, 2017 through the filing date of the Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, information required by this item is set forth in Note 11 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended September 30, 2017 are included in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
July 1, 2017 - July 31, 2017	5,209,752	$34.83	5,209,752	$668,544,338
August 1, 2017 - August 31, 2017	—	$—	—	$668,544,338
September 1, 2017 - September 30, 2017	1,250,743	$34.83	1,250,743	$625,000,000
(1) On June 29, 2017, the Company announced that its 2017 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock for the four-quarter period ending with the second quarter of 2018. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allows for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during third quarter 2017 were executed pursuant to an accelerated share repurchase transaction, which was completed by September 30, 2017. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

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

CITIZENS FINANCIAL GROUP, INC.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2017.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)