Form 10-K
period 2017-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2018-02-22
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [✓] Yes [ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [✓] No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [✓] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[✓]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $18,016,585,315 (based on the June 30, 2017 closing price of
Citizens Financial Group, Inc. common shares of $35.68 as reported on the New York Stock Exchange). There were 487,325,116 shares of Registrant’s common stock ($0.01 par value) outstanding on February 1, 2018.
Documents incorporated by reference

Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2018 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

2017 Tax Legislation	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing

CITIZENS FINANCIAL GROUP, INC.

GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
IPO	Initial Public Offering
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
peers or peer banks or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
REITs	Real Estate Investment Trusts
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk
VIE	Variable Interest Entities

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

Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•
Negative economic and political conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;

•	The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;

•	Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals;

•	Our ability to meet heightened supervisory requirements and expectations;

•	Liabilities and business restrictions resulting from litigation and regulatory investigations;

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
In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or share repurchases will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Part I, Item 1A, included in this report.

CITIZENS FINANCIAL GROUP, INC.

PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. (“Citizens” or the “Company”) is the 13th largest retail bank holding company in the United States with our headquarters in Providence, Rhode Island.(1) We deliver a comprehensive range of retail and commercial banking products and services to more than five million individuals, institutions and companies largely through approximately 1,150 branches operating in an 11-state banking footprint across the New England, Mid-Atlantic and Midwest regions and nationwide for select products through our online, telephone and mobile banking platforms. We also maintain more than 130 retail and commercial non-branch offices located in our branch banking footprint and in other states and the District of Columbia, which are largely contiguous with our footprint and we have developed product financing and other partnerships which serve customers nationwide. At December 31, 2017, the Company had total assets of $152.3 billion, total deposits of $115.1 billion and total stockholders’ equity of $20.3 billion.
Community involvement is one of our principal values and we strive to contribute to a better quality of life by serving the communities across our footprint through employee volunteer efforts, a foundation that funds a range of non-profit organizations and executives who provide board leadership to community organizations. These efforts contribute to a culture that seeks to promote positive employee morale and provide differentiated brand awareness in the community relative to peer banks, while also making a positive difference within the communities we serve. Employees gave more than 114,000 volunteer hours in 2017 and also served on nearly 600 community boards and committees across our footprint. We believe our strong commitment to our communities provides a competitive advantage by strengthening our customer relationships and increasing loyalty.
Citizens is a bank holding company which was incorporated under Delaware state law in 1984 whose primary federal regulator is the FRB. Our primary subsidiaries are CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator.
Our history dates to High Street Bank, founded in 1828, which established Citizens Savings Bank in 1871. In 1988 we became a wholly-owned subsidiary of The Royal Bank of Scotland Group plc (“RBS”). Late in 2013, Citizens embarked on a series of initiatives to separate from RBS and improve the financial performance and capabilities of the Company with the objective of becoming a top-performing regional bank. In September 2014, Citizens (NYSE: CFG) became a publicly traded company in the largest traditional bank IPO in U.S. history and, through a series of follow-on offerings in March, July and November of 2015, fully separated from RBS.
Business Segments
Citizens’ activities are organized, for management reporting purposes, into two reportable business operating segments — Consumer Banking and Commercial Banking. The consolidated Company also includes activities outside the two business operating segments as “Other” which includes our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense, not attributed to the Consumer Banking or Commercial Banking segments and the financial impact of non-core, liquidating loan portfolios and other non-core assets and liabilities. For a description of non-core assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition — Loans and Leases — Non-Core Assets” in Part II, Item 7, included in this report. For additional information regarding our business segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2017 compared with 2016 — Business Operating Segments” in Part II, Item 7 and Note 25 “Business Operating Segments” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

(1) According to SNL Financial, as of September 30, 2017.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

The following table presents selected financial information for our business operating segments, Other and consolidated:

	For the Year Ended December 31,
	2017				2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173	$2,443	$1,288	$27	$3,758
Noninterest income	905	538	91	1,534	883	466	148	1,497
Total revenue	3,556	1,949	202	5,707	3,326	1,754	175	5,255
Noninterest expense	2,593	772	109	3,474	2,547	741	64	3,352
Net income	$452	$774	$426	$1,652	$345	$631	$69	$1,045
Total average loans and leases and loans held for sale	$58,371	$48,655	$2,946	$109,972	$55,052	$45,903	$2,999	$103,954
Total average deposits	$74,873	$30,005	$6,996	$111,874	$72,003	$26,811	$6,633	$105,447
Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million with products and services that include deposit products, mortgage and home equity lending, credit cards, business loans, wealth management and investment services. We also offer our customers auto financing, education lending and unsecured and product financing installment lending products and serve those customers both in-footprint and nationally through our online platform and telephone service centers.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 6,700 branch colleagues, approximately 1,150 branches, including about 330 in-store locations, and approximately 3,300 ATMs. Our network includes approximately 1,330 specialists covering lending needs, savings and investments and business banking. Our online and mobile capabilities offer customers the convenience of paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
We believe our strong retail deposit market share in our core regions, which have relatively diverse economies and affluent demographics, is a competitive advantage. As of June 30, 2017, we ranked second by retail deposit market share in the New England region and also ranked in the top five in nine of our ten key MSAs, including Providence, Boston, Pittsburgh, Philadelphia and Cleveland.(1)
The following table sets forth information regarding our competitive position in our principal MSAs:

(dollars in millions)		Total	Total	Deposit
MSA	Total Branches	Deposits	Deposit Rank	Market Share
Boston, MA	203	$35,939	2	16.1%
Philadelphia, PA	179	$17,548	5	4.8%
Providence, RI	96	$12,264	1	30.2%
Pittsburgh, PA	120	$9,483	3	7.3%
Cleveland, OH	52	$9,018	4	13.5%
Detroit, MI	88	$5,335	8	4.1%
Manchester, NH	21	$4,390	1	38.6%
Albany, NY	23	$3,357	2	11.4%
Buffalo, NY	41	$1,836	5	4.5%
Rochester, NY	32	$1,638	5	8.7%
Source: FDIC, June 2017. Excludes “non-retail banks” as defined by SNL Financial. The scope of “non-retail banks” is subject to the discretion of SNL Financial, but typically includes: industrial bank and non-depository trust charters, institutions with more than 20% brokered deposits (of total deposits), institutions with more than 20% credit card loans (of total loans), institutions deemed not to broadly participate in the banking services market and other nonretail competitor banks.

(1) According to SNL Financial.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of $25 million to $2.5 billion and strives to be the lead bank for our clients. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange and interest rate risk management solutions, as well as corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
Commercial Banking is structured along lines of business, as well as product groups. The Corporate Finance & Global Markets and the Treasury Solutions product groups support all lines of business. These business lines and product groups work in teams to understand and determine client needs and provide comprehensive solutions to meet those needs. We strive to acquire new clients through a coordinated approach to the market leveraging deep industry knowledge in specialized banking groups and a geographic coverage model generally.
Our Corporate Banking business line services Middle Market domestic commercial and industrial clients, companies with annual gross revenues of $25 million to $500 million and Mid-corporate companies with annual revenues of $500 million to $2.5 billion. Our Middle Market business is focused primarily on our 11-state footprint. In our Mid-corporate and Industry Verticals businesses, our focus is national within our areas of expertise. Corporate Banking offers a broad range of products, including secured and unsecured lines of credit, term loans, commercial mortgages, domestic and global treasury management solutions, trade services, interest rate products, foreign exchange services and letters of credit. Corporate Banking is a general lending business, however our specialty Industry Verticals business addresses other corporate banking services for U.S. subsidiaries of foreign corporations, technology, government entities, healthcare, oil and gas, not-for-profit and educational institutions, professional firms and franchise finance.
Our Commercial Real Estate business line provides customized debt capital solutions for Middle Market operators, institutional developers and investors as well as REITs. Commercial Real Estate provides financing for projects in the office, multi-family, industrial, retail, healthcare and hospitality sectors.
Corporate Finance & Global Markets serves clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to Middle Market and Mid-corporate companies, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within debt capital markets to advise our clients. Our Corporate Finance business provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors; services meeting the unique and time-sensitive needs of private equity firms, management companies and funds; and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites multi-bank syndicated credit facilities targeting Middle Market, Mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structures. Citizens Capital Markets, Inc. (“CCMI”), our commercial broker-dealer, advises on or facilitates mergers and acquisitions, valuations, tender offers, financial restructurings, asset sales, divestitures or other corporate reorganizations or business combinations. Global Markets is a customer-facing business providing foreign exchange and interest rate risk management services.
The Treasury Solutions product group supports Commercial Banking and Business Banking clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management as well as commercial credit cards and trade finance.
Our Asset Finance business line offers equipment financing term loans and leases for Middle Market and Mid-corporate companies, as well as Fortune 500 companies.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Business Strategy
Our mission is to help each of our customers, colleagues and communities reach their potential, and our vision is to be a top-performing bank distinguished by its customer-centric culture, mindset of continuous improvement and excellent capabilities. It is embedded in our culture to make sure we understand our customers’ needs so we can tailor advice and solutions to make our customers more successful. Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, and our success rests on our ability to distinguish the bank as follows:
Maintain a high-performing, customer-centric organization: To accomplish this, we are embedding a “customer-first” culture among our managers and colleagues to deliver the best possible banking experience for our customers. For our colleagues, we plan to drive talent management to the next level, with a focus on attracting, developing and retaining great people with a goal of ensuring strong leadership, teamwork and a sense of accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: We have focused on certain customer segments where we believe we are well positioned to compete. In Consumer Banking we focus on Mass Market and Mass Affluent customers; in Commercial Banking, we focus on customers in the Middle Market, Mid-corporate, and certain Industry Vertical areas. By developing differentiated and targeted value propositions, we believe we can attract new customers, deepen relationships with existing customers, and deliver an enhanced customer experience.
Build excellent capabilities that will allow us to stand out from our competitors: Across our businesses we strive to deliver seamless, multi-channel experiences and allow customers to interact with us when, where and how they want. We are building out enhanced data analytics capabilities to provide timely, insight-driven and tailored advice and continue to add new capabilities that help deliver solutions for our consumer and business customers throughout their lifecycles. We are also focused on expanding our digital capabilities and related strategies in order to satisfy rapidly changing customer preferences.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our profitability and the ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in late 2014 which was designed to improve the effectiveness, efficiency, and competitiveness of the franchise, and we commenced the fourth phase of this initiative in mid-2017.
Prudently grow and optimize our balance sheet: We operate with a strong balance sheet with regard to capital, liquidity and funding, coupled with a well-defined and prudent risk appetite. We are prudently growing our balance sheet and we strive to deliver attractive risk-adjusted returns by making good capital and resource allocation decisions through our balance sheet optimization initiatives, being good stewards of our resources, and rigorously evaluating our execution.
Modernize our technology and operational models to improve delivery, agility and speed to market: We are continuing to modernize our technology environment so that we can accelerate our speed-to-market and take advantage of technology opportunities in the marketplace. We are also investing in new technologies and leveraging those technologies to deliver better customer outcomes efficiently in order to deliver on our overall financial objectives. We have also engaged in FinTech partnerships that help deliver differentiated digital experiences for our customers.
Embed risk management within our culture and our operations: We are continuing to strengthen our risk management culture and processes as the quality of our risk management program directly affects our ability to execute our strategy, deliver value to our stakeholders and become a top-performing bank. Moreover, our continuous and disciplined enhancements to our processes and talent, as well as our ongoing investments in risk technology and frameworks, serve to support and bolster our risk management capabilities and our regulatory profile.
Competition
The financial services industry is highly competitive. Our branch footprint is in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve broader, national markets. Within those markets we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of product, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. Competition among providers of financial products

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.
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
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheet. We compete on a number of factors including, among others, providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws. These laws and regulations cover all aspects of our business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, liquidity transactions with affiliates and conduct and qualifications of personnel. These laws and regulations are intended primarily for the protection of depositors, the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, our and our banking subsidiaries’ respective regulators may advise us or our banking subsidiaries to operate under various restrictions as a prudential matter. We and our subsidiaries have periodically received requests for information from regulatory authorities at the federal and state level, including from state insurance commissions, state attorneys general, federal agencies or law enforcement authorities, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see “Risk Factors” in Part I, Item IA, included in this report.
Overview
We are a bank holding company under the Bank Holding Company Act of 1956 (“Bank Holding Company Act”). While some banks have surrendered their bank holding company status, we have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by Gramm-Leach-Bliley Act of 1999 (“GLBA”). As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization, and the primary regulator of our broker-dealer subsidiary, the SEC, directly regulates the activities of that subsidiary, with the FRB exercising a supervisory role. The Dodd-Frank Act amendments to the Bank Holding Company Act require the FRB to examine the activities of non-depository institution subsidiaries of bank holding companies (that are not functionally regulated) that are engaged in depository institution-permissible activities and provide the FRB with back-up examination and enforcement authority for such activities. The FRB also has the authority to require reports of and examine any holding company subsidiary.
Our principal bank subsidiary, CBNA, is a national banking association. As such, it is subject to regulation, examination and supervision by the OCC as its primary federal regulator and by the FDIC as the insurer of its deposits.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

CBPA is a Pennsylvania-chartered savings bank. Accordingly, it is subject to supervision by the Department of Banking of the Commonwealth of Pennsylvania (the “PA Banking Department”) as its chartering agency, and regulation, supervision and examination by the FDIC as the primary federal regulator of state-chartered savings banks and as the insurer of CBPA’s deposits.
The federal and state banking regulators have authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. These banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal law govern the activities in which CBNA and CBPA engage, including the investments each makes and the aggregate amount of loans that they may grant to one borrower. Various consumer and compliance laws and regulations also affect their operations. The actions the FRB takes to implement monetary policy also affect CBNA and CBPA.
In addition, CBNA and CBPA are subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to, among other things, regulate the offering and provision of consumer financial products by depository institutions, like CBNA and CBPA, with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act.
Financial Regulatory Reform
The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, regulation of derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage-lending practices. Moreover, as a general matter, in recent years, the federal banking regulators (the FRB, the OCC and the FDIC) as well as the CFPB have taken a more stringent approach to supervising and regulating the financial institutions and financial products and services over which the regulators exercise their respective supervisory authorities, including with respect to enforcement matters. Our two banking subsidiaries and our products and services have been subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations in recent years, and we expect this scrutiny to continue for the foreseeable future.
Sections 165 and 166 of the Dodd-Frank Act direct the FRB to establish enhanced prudential standards and early remediation requirements applicable to systemically important financial institutions (“SIFIs”), bank holding companies with total consolidated assets of $50 billion or more. The FRB has adopted final rules implementing three aspects of Sections 165 and 166-liquidity requirements, stress testing of capital, and overall risk management requirements. The final rules’ liquidity requirements are described below under “—Liquidity Standards” and their stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements”.
Under Section 165 of the Dodd-Frank Act and the implementing rule of the FRB and FDIC, a bank holding company with total consolidated assets of $50 billion, such as us, must submit a periodic resolution plan to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. The FDIC has also issued a separate resolution planning rule applicable to insured depository institutions of $50 billion or more in total assets, such as CBNA. We submitted our most recent resolution plan to the FRB and FDIC in December 2016; CBNA submitted its most recent resolution plan to the FDIC in December 2015. If the FRB and the FDIC jointly determine that our plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code and we do not cure the deficiencies, the FRB and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations.
The FRB has not yet adopted final rules implementing two key requirements of Section 165 and 166-single counterparty credit limits (“SCCL”) and early remediation requirements. In March 2016, the FRB issued a re-proposal of its SCCL rules, initially published for comment in 2014. As re-proposed, we and our controlled entities would be prohibited from having an aggregate net credit exposure to any counterparty (as broadly defined in the proposed rule to include certain related entities to the entity that is the direct obligor) exceeding 25% of our tier 1 capital. The SCCL rules, when finalized, may affect our ability to enter into transactions, including as hedges for other exposures, with other financial institutions.
The U.S. Basel III rules, summarized briefly below, have impacted our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the U.S. Basel III rules raised the required minimums for certain capital ratios, added a common equity ratio, included capital

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

buffers, and restricted what constitutes capital. The capital and risk weighting requirements became effective for us on January 1, 2015.
In November 2017, a bipartisan group of Senators introduced a bill to further reform the regulation of financial institutions. Most significantly for us, this bill would substantially increase the asset threshold for automatic regulation of bank holding companies as SIFIs from $50 billion to $250 billion. If enacted, this bill would allow us to no longer be considered a SIFI and would therefore exempt us from the enhanced prudential standards applicable to SIFIs. The bill would also exempt bank holding companies with less than $250 billion in total consolidated assets, such as us, from the Dodd-Frank Act requirement to conduct company-run stress tests and would revise supervisory stress testing for bank holding companies with between $100 and $250 billion in total consolidated assets by requiring that the FRB conduct periodic, instead of annual, stress tests of those bank holding companies in order to evaluate whether those bank holding companies have consolidated capital necessary to absorb losses as a result of adverse economic conditions.
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
Financial Holding Company Regulation
The Bank Holding Company Act generally restricts bank holding companies from engaging in business activities other than (i) banking, managing or controlling banks, (ii) furnishing services to or performing services for subsidiaries and (iii) activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. For so long as they continue to meet the eligibility requirements for financial holding company status, financial holding companies may engage in a broader range of activities, including, among other things, securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in coordination with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. In addition, a financial holding company may conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.
As noted above, we currently have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and all of its insured depository institution subsidiaries must remain well capitalized and well managed (as described below under “Federal Deposit Insurance Act”), and maintain a CRA rating of at least “Satisfactory.” If a financial holding company ceases to meet the capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company, may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith, and may result in the bank holding company losing financial holding company status. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, which period may be extended, the FRB may require the financial holding company to divest its subsidiary depository institutions or to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
Capital
We must comply with the FRB’s capital adequacy rules. CBNA and CBPA must comply with similar capital adequacy rules of the OCC and FDIC, respectively. The capital adequacy rules of all three agencies are based on the Basel III framework. For more detail on our regulatory capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this report.
The U.S. Basel III rules, among other things, (i) impose a capital measure called common equity tier 1 capital, or “CET1 capital”, (ii) specify that tier 1 capital consists of CET1 capital and “additional tier 1 capital” instruments

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

meeting certain revised requirements, (iii) define CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to previous regulations. As noted below, implementation of certain elements of the U.S. Basel III rules continues to be phased-in.
Under the U.S. Basel III rules, the minimum capital ratios are:

•	4.5% CET1 capital to risk-weighted assets;

•	6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;

•	8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and

•	4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).
The U.S. Basel III rules also impose a capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios listed above. When fully phased-in on January 1, 2019, the CCB will be 2.5%. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account (that is, 7.0% for CET1 capital to risk-weighted assets, 8.5% for tier 1 capital to risk-weighted assets and 10.5% for total capital to risk-weighted assets, once the CCB is fully phased-in) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall. The implementation of the CCB began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this report.
We are also subject to the FRB's risk-based capital requirements for market risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Market Risk Regulatory Capital” in Part II, Item 7, included in this report, for further discussion.
The U.S. Basel III rules also provide for a number of deductions from, and adjustments to, CET1 capital. For example, certain deferred tax assets (“DTAs”) and significant investments in non-consolidated financial entities must be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items, in the aggregate, exceed 15% of CET1 capital. The deductions and other adjustments to CET1 capital generally became fully phased-in on January 1, 2018, although, as discussed below, the federal banking regulators have extended the transitional treatment for certain items.
In November 2017, the federal banking regulators issued a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for non-advanced approaches banking organizations, such as us. Effective January 1, 2018, the final rule retains the 2017 U.S. Basel III transitional treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests. As a result, effective January 1, 2018, our mortgage servicing assets will retain their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 final rule, which may occur in connection with the finalization of the related September 2017 proposal to simplify the capital treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests.
The U.S. Basel III rules prescribe a standardized approach for risk weighting many categories of assets. These categories generally range from 0% for U.S. government and agency securities, to 600% for certain equity exposures.
With respect to CBNA and CBPA, the U.S. Basel III rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below in “Federal Deposit Insurance Act.”
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to CFG, CBNA or CBPA. The impact of Basel IV on CFG, CBNA and CBPA will depend on the manner in which it is implemented by the FRB, OCC and FDIC.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Liquidity Standards
We are subject to the Basel III-based U.S. LCR rule, which is a quantitative liquidity metric designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. The LCR rule applies in its most comprehensive form only to advanced approaches bank holding companies (that is, those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures) and depository institution subsidiaries of such bank holding companies. The LCR rule applies in a modified form, to bank holding companies such as the Parent Company that have $50 billion or more in total consolidated assets but that do not meet the thresholds for using the advanced approaches. The U.S. version of the LCR differs in certain respects from the Basel Committee’s version; the U.S. version includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, and a shorter phase-in schedule that began on January 1, 2015 and is now complete. The modified LCR requires us to maintain a ratio of high-quality liquid assets to net cash outflows of 70% (compared to 100% in the comprehensive LCR applicable to advanced approaches bank holding companies). At December 31, 2017, our LCR on the modified basis was above the minimum requirement.
As a modified LCR company, we are required to calculate our LCR on a monthly basis. If a covered company fails to meet the minimum required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the FRB issued a final rule that requires bank holding companies to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of their LCR. For modified LCR bank holding companies, this disclosure requirement begins with the fourth quarter of 2018.
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations. Under the proposed rule, the most stringent requirements would apply to advanced approaches bank holding companies, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”). Bank holding companies with $50 billion or more in total consolidated assets but that are not advanced approaches bank holding companies would be subject to a modified NSFR requirement which would require such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis. Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. We continue to evaluate the potential effects of this proposal on our operations.
Finally, per the liquidity rules included in the FRB’s enhanced prudential standards adopted pursuant to Section 165 of the Dodd-Frank Act (referred to above under “—Financial Regulatory Reform”), we are required to maintain a buffer of highly liquid assets based on projected funding needs for 30 days. The liquidity buffer is in addition to the federal banking regulators’ LCR rule and is described by the FRB as being “complementary” to the LCR.
     Capital Planning and Stress Testing Requirements
Bank holding companies with $50 billion or more in total consolidated assets are required to develop and maintain a capital plan and to submit the capital plan to the FRB for review under the CCAR process. CCAR is designed to evaluate a bank holding company’s capital adequacy, capital adequacy process and planned capital distributions, such as dividend payments and common stock repurchases. As part of CCAR, the FRB evaluates whether a bank holding company has sufficient capital to continue operations under various hypothetical scenarios of economic and financial market stress. These scenarios include both bank holding company- and FRB- developed scenarios, including an “adverse” and a “severely adverse” stress scenario developed by the FRB. The FRB will also evaluate whether the bank holding company has robust, forward-looking capital planning processes that account for the bank holding company’s unique risks. The financial regulation reform bill mentioned above would not address the applicability of CCAR to bank holding companies with total consolidated assets of $50 billion or more; however, if enacted, the Federal Reserve could revise the CCAR process in a manner consistent with the legislation’s modification of the stress testing standards.
The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan, or January 1, 2018 for the capital plans required to be filed on or before April 5, 2018). Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the FRB. The FRB determines

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

whether to object to a company’s capital plan based on whether the plan passes quantitative tests requiring that the company demonstrate that it will continue to meet all minimum capital requirements applicable to it over the nine-quarter planning horizon under all applicable scenarios. For capital plans in CCAR submissions prior to April 5, 2017, the FRB was also able to object to the capital plan of any bank holding company subject to CCAR based on qualitative tests (such as concerns with the assumptions, analysis or methodologies of the capital plan).
In January 2017, the FRB amended its capital plan rule to eliminate its ability to object to the capital plan of a “large and noncomplex” bank holding company (that is, one that has less than $250 billion in total consolidated assets, less than $75 billion in nonbank assets, and that is not classified as a global systemically important bank holding company under the FRB’s capital rules) on qualitative grounds. However, the FRB will incorporate an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning.
In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the FRB’s non-objection to our capital plan. Should the FRB object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions to which the FRB has indicated its non-objection in writing. Participating firms are required to submit their capital plans and stress testing results to the FRB on or before April 5th of each year, and the FRB will publish the results of its supervisory CCAR review of submitted capital plans by June 30th of each year. In addition, the FRB will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the FRB’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.
The FRB’s capital planning and stress testing rules generally limit our ability to make quarterly capital distributions in the form of dividends and share repurchases, if the amount of our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we indicated in our submitted capital plan as to which we received a non-objection from the FRB. Due to the importance and intensity of the stress tests and the CCAR process, we have dedicated significant resources to comply with stress testing and capital planning requirements and expect to continue to do so in the future.
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
Federal Deposit Insurance Act
The FDIA requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, as described above in “Capital.” The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category depends upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized, with the actions becoming more restrictive and punitive the lower the institution’s capital category. Under existing rules, an institution that is not an advanced approaches institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii)

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

a tier 1 capital ratio of at least 8%, (iii) a total capital ratio of at least 10%, and (iv) a tier 1 leverage ratio of at least 5%.
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. As of December 31, 2017, the Parent Company, CBNA and CBPA were well-capitalized.
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
Deposit Insurance
The FDIA requires CBNA and CBPA to pay deposit insurance assessments. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings and forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. Since July 1, 2016, for large institutions the initial base assessment rate has ranged from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.
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
Our payment of dividends to our stockholders is subject to the oversight of the FRB. In particular, the dividend policies and share repurchases of a large bank holding company are reviewed by the FRB based on capital plans submitted as part of the CCAR process and stress tests as submitted by the bank holding company, as discussed above, and will be assessed against, among other things, the bank holding company’s ability to achieve the required capital ratios under the Basel III-based U.S. revised capital rules as they are phased in by U.S. regulators. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the FRB’s non-objection to such planned distributions included in our submitted capital plan. See “—Capital” and “—Capital Planning and Stress Testing Requirements” above.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

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
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and related FRB rules, including its Regulation W, restrict our bank subsidiaries from extending credit to, or engaging in certain other transactions with, us and our non-bank subsidiaries. These restrictions place limits on certain specified “covered transactions” between these subsidiary banks and their affiliates, which must be limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of these limitations, in particular, by including within its scope derivative transactions by and between CBNA or CBPA or their subsidiaries and the Parent Company or its other subsidiaries. The FRB enforces these restrictions and we are audited for compliance.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act, both subject to certain limited exceptions. The statutory provision is commonly called the “Volcker Rule.” In December 2013, the FRB, OCC, FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) issued final rules to implement the Volcker Rule, which became effective in July 2015. The final rules require that large bank holding companies design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention.
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
The CFPB implemented a number of significant rules which will impact nearly every aspect of the life cycle of a residential mortgage. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “ability to repay” standard and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for “higher priced mortgage loans” for a longer period of time.
As previously reported, CBNA entered into a consent order with the OCC in November 2015 in connection with past billing practices. All financial penalties and remediation associated with this legacy matter have been paid and completed.
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
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers’ accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see “Risk Factors” in Part I, Item 1A, included in this report.
In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. We will continue to monitor any developments related to this proposed rulemaking.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. In 2017, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate.
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
Compensation
Our compensation practices are subject to oversight by the FRB. The federal banking regulators have issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.
The U.S. financial regulators, including the FRB and the SEC, have jointly proposed regulations to, among other things, prohibit incentive-based compensation arrangements that encourage inappropriate risk taking at specified regulated entities having at least $1 billion in total assets (including the Parent Company and CBNA). These regulations were initially proposed in 2011 and re-proposed in 2016. They have not been finalized and the timing of final adoption and the form of any final regulations is uncertain. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
Anti-Money Laundering
The USA PATRIOT Act, enacted in 2001 and renewed in 2006, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Institutions must

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

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
     Heightened Risk Governance Standards
In September 2014, the OCC finalized guidelines that establish heightened risk governance standards for large national banks with average total consolidated assets of $50 billion or more, including CBNA. The guidelines set forth minimum standards for the design and implementation of a bank’s risk governance framework, and minimum standards for oversight of that framework by a bank’s board of directors. The guidelines are an extension of the OCC’s “heightened expectations” for large banks that the OCC began informally communicating to certain banks in 2010. The guidelines are intended to protect the safety and soundness of covered banks and improve bank examiners’ ability to assess compliance with the OCC’s expectations. Under the guidelines, a bank could use certain components of its parent company’s risk governance framework, but the framework must ensure that the bank’s risk profile is easily distinguished and separate from the parent’s for risk management and supervisory purposes. A bank’s board of directors is required to have two members who are independent of the bank and parent company management. A bank’s board of directors is responsible for ensuring that the risk governance framework meets the standards in the guidelines, providing active oversight and a credible challenge to management’s recommendations and decisions and ensuring that the parent company decisions do not jeopardize the safety and soundness of the bank.
Anti-Tying Restrictions
Generally, a bank may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property or services from or to that bank or its bank holding company or their subsidiaries or (ii) the customer not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Certain foreign transactions are exempt from the general rule.
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

In addition, the Dodd-Frank Act contains provisions that may cause us to reduce the amount of our commercial real estate lending and increase the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act and implementing rules adopted by the U.S. financial services regulators, including the federal banking regulators and the SEC, require, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. We continue to analyze the impact that such rules have on our business.
     Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks, trade names and logos are important to the success of our business. We own and license a variety of trademarks, service marks,

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

trade names, logos and pending registrations and are spending significant resources to develop our stand-alone brands. In connection with our IPO, on September 29, 2014, we entered into a trademark license agreement, pursuant to which we were granted a limited license to use The Royal Bank of Scotland Group plc daisywheel trademark for an initial term of five years and, at our option, up to ten years.
 Employees
As of December 31, 2017, we had approximately 17,600 FTEs, including approximately 17,100 full-time colleagues, 200 part-time colleagues and 300 temporary employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, regulatory and legal risk and strategic and reputational risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” section in Part II, Item 7, included in this report.
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
Risks Related to Our Business
We may not be able to successfully execute our business strategy.
Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, and our success rests on our ability to: (i) maintain a high-performing, customer-centric organization; (ii) develop differentiated value propositions to acquire, deepen, and retain core customer segments; (iii) build excellent capabilities that will allow us to stand out from our competitors; (iv) operate with financial discipline and a mindset of continuous improvement to self-fund investments; (v) prudently grow and optimize our balance sheet; (vi) modernize our technology and operational models to improve delivery, agility and speed to market; and (vii) embed risk management within our culture and our operations. Our future success and the value of our stock will depend, in part, on our ability to effectively implement our business strategy. There are risks and uncertainties, many of which are not within our control, associated with each element of our strategy. If we are not able to successfully execute our business strategy, we may never achieve our financial performance goals and any shortfall may be material. See “Business Strategy” in Part I, Item 1 — Business, included in this report for further information.
Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.
In recent years, the federal banking agencies (the FRB, the OCC and the FDIC), as well as the CFPB have generally taken a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. This increased supervisory stringency is a result of and in addition to legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital and liquidity requirements imposed by the U.S. implementation of the Basel III framework. We, our two banking subsidiaries and our products and services are all subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations. We expect to continue to face this heightened level of supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.
In addition, as part of the supervisory and examination process, if we are unsuccessful in meeting the supervisory requirements and expectations that apply to us and our banking subsidiaries, regulatory agencies may from time to time take supervisory actions against us that may not be publicly disclosed. Such actions may include restrictions on our activities or the activities of our subsidiaries, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties, which could increase our costs and limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Changes in interest rates may have an adverse effect on our profitability.
Net interest income historically has been, and in the near-to-medium term we anticipate that it will remain, a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will likely continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, loan volume and delinquency, and the value of our mortgage servicing rights. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
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
If our ongoing assumptions regarding borrower or depositor behavior are wrong or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
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
In May 2016, the FRB, other federal banking agencies and the Securities and Exchange Commission jointly published re-proposed rules (originally proposed in April 2011) designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets. Although the re-proposed rules include more stringent requirements, particularly for larger institutions, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
Liquidity risk is the risk that we will not be able to meet our obligations, including funding commitments, as they come due. This risk is inherent in our operations and can be heightened by a number of factors, including

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

an over-reliance on a particular source of funding (including, for example, secured FHLB advances), changes in credit ratings or market-wide phenomena such as market dislocation and major disasters. Like many banking groups, our reliance on customer deposits to meet a considerable portion of our funding has grown over recent years, and we continue to seek to increase the proportion of our funding represented by customer deposits. However, these deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally which could result in a significant outflow of deposits within a short period of time. To the extent there is heightened competition among U.S. banks for retail customer deposits, this competition may increase the cost of procuring new deposits and/or retaining existing deposits, and otherwise negatively affect our ability to grow our deposit base. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our ability to satisfy our liquidity needs.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; improper conduct or errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, applicable authorizations and licenses, reputation and results of operations.
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
In addition, changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Also, recent regulatory guidance has focused on the need for financial

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers. Given the significant number of ongoing regulatory reform initiatives, it is possible that we incur higher than expected information technology costs in order to comply with current and impending regulations. See “—Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.”
We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.
Information security risks for large financial institutions such as CFG have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the confidential, and/or proprietary information of CFG, our customers, our vendors, our counterparties, or our employees. We are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful. We have implemented certain technology protections such as Customer Profiling and Set-Up Authentication to be in compliance with the FFIEC Authentication in Internet Banking Environment (“AIBE”) guidelines.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
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
RISK FACTORS

We rely heavily on communications and information systems to conduct our business.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including due to hacking or other similar attempts to breach information technology security protocols, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Although we have established policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that these policies and procedures will be successful and that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could require us to devote substantial resources (including management time and attention) to recovery and response efforts, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability. Although we maintain insurance coverage for information security events, we may incur losses as a result of such events that are not insured against or not fully covered by our insurance.
We rely on third parties for the performance of a significant portion of our information technology.
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) unaffiliated third parties operate data communications networks on which certain components and services relating to our online banking system rely, (ii) third parties host or maintain many of our applications, including our Commercial Loan System, which is hosted and maintained by Automated Financial Systems, Inc., (iii) Fidelity National Information Services, Inc. maintains our core deposits system, and (iv) IBM Corporation provides us with a wide range of information technology support services, including end user, data center, network, mainframe, storage and database services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable timeframes. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes and other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Rhode Island and our recovery data center in North Carolina unusable. Although we enhanced our disaster recovery capabilities in 2016 through the completion of the new, out-of-region backup data center in North Carolina, there can be no assurance that our current disaster recovery plans and capabilities will adequately protect us from serious disaster.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

An inability to realize the value of our deferred tax assets could adversely affect operating results.
Our DTAs are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carry-back of tax to prior years’ taxable income if carry-back is permitted under tax law, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the DTAs are more likely than not to be realized at December 31, 2017 (except for $105 million related to state net operating losses and state tax credits for which a valuation allowance was established). If we were to conclude that a significant portion of the DTAs were not more likely than not to be realized, the required valuation allowance could adversely affect our financial condition and results of operations.
We maintain a significant investment in projects that generate tax credits, which we may not be able to fully utilize, or, if utilized, may be subject to recapture or restructuring.
At December 31, 2017, we maintained an investment of approximately $1.3 billion in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We recognized $120 million in credits for the year ended December 31, 2017. As of December 31, 2017, all tax credits have been utilized to offset taxable income. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability and business.
The conditions of other financial institutions or of the financial services industry could adversely affect our operations and financial conditions.
Financial services institutions are typically interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, the default by any one institution could lead to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions are closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis, or key funding providers such as the FHLBs, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
The regulatory environment in which we operate continues to be subject to significant and evolving regulatory requirements that could have a material adverse effect on our business and earnings.
We are heavily regulated by multiple banking, consumer protection, securities and other regulatory authorities at the federal and state levels. This regulatory oversight is primarily established to protect depositors, the FDIC’s Deposit Insurance Fund, consumers of financial products, and the financial system as a whole, not security holders. Changes to statutes, regulations, rules or policies, including the interpretation, implementation or enforcement of statutes, regulations, rules or policies, could affect us in substantial and unpredictable ways, including by, for example, subjecting us to additional costs, limiting the types of financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products. In recent years, we, together with the rest of the financial services industry, have faced particularly intense scrutiny, with many new regulatory initiatives and vigorous oversight and enforcement on the part of numerous regulatory and governmental authorities. Legislatures and regulators have pursued a broad array of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. Certain regulators and law enforcement authorities have also recently required admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving us could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business or engage in certain activities and could have other negative effects. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.
We are also subject to laws and regulations relating to the privacy of the information of our customers, employees, counterparties and others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with those laws and regulations, as well as our potential liability for non-compliance and our reporting obligations in the case of data breaches, may significantly increase.
Although the current administration and certain members of Congress have indicated an intent to pursue reforms to the regulatory framework applicable to financial institutions, the timing, scope and impact of any such changes remains uncertain, and it is possible that no such reforms will be implemented. For more information on the regulations to which we are subject and recent initiatives to reform financial institution regulation, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this report.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are subject to several capital adequacy and liquidity standards. To the extent that we are unable to meet these standards, our ability to make distributions of capital will be limited and we may be subject to additional supervisory actions and limitations on our activities. See “Regulation and Supervision” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Requirements” and “— Liquidity” in Part II, Item 7, included in this report, for further discussion of the regulations to which we are subject.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
As a bank holding company, we are a separate and distinct legal entity from our banking subsidiaries: CBNA and CBPA. We typically receive substantially all of our revenue from dividends from our banking subsidiaries. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that our banking subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA or CPBA is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from CBNA or CPBA could have a material adverse effect on our business, financial condition and results of operations. See “Supervision and Regulation” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this report.
From time-to-time, we may become or are subject to regulatory actions that may have a material impact on our business.
We may become or are involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These regulatory actions involve, among other matters, accounting, compliance and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief that may require changes to our business or otherwise materially impact our business.
In regulatory actions, such as those referred to above, it is inherently difficult to determine whether any loss is probable or whether it is possible to reasonably estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to make significant restitution payments to our banking subsidiaries’ customers arising from certain compliance issues and also may be required to pay civil money penalties in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. Adverse regulatory actions could have a material adverse effect on our business, financial condition and results of operations.
We are and may be subject to litigation that may have a material impact on our business.
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices and mis-selling of certain products. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we may be involved, see Note 18 “Commitments and Contingencies” to our audited Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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
We may become subject to more stringent regulatory requirements and activity restrictions, or have to restructure, if the FRB and FDIC jointly determine that our resolution plan is not credible.
Current FRB and FDIC regulations require bank holding companies with more than $50 billion in assets to submit resolution plans that, in the event of material financial distress or failure, establish the rapid, orderly and systemically safe liquidation of the company under the U.S. Bankruptcy Code. Separately, insured depository institutions with more than $50 billion in assets must submit to the FDIC a resolution plan whereby they can be resolved in a manner that is orderly and that ensures that depositors will receive access to insured funds within certain required timeframes. If the FRB and the FDIC jointly determine that the resolution plan of a bank holding company is not credible, and the company fails to cure the deficiencies in a timely manner, then the FRB and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of certain assets or operations. If the FRB and the FDIC jointly determine that our resolution plan is not credible or would not facilitate our orderly resolution under the U.S. Bankruptcy Code, we could become subject to more stringent regulatory requirements or business restrictions, or have to divest certain of our assets or businesses. Any such measures could have a material adverse effect on our business, financial condition or results of operations.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
We may not repurchase shares or pay cash dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are required to submit annual capital plans to the FRB for review before we can take certain capital actions, including repurchasing shares, declaring and paying dividends, or repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to repurchase shares and declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See “Regulation and Supervision” in Part I, Item 1 — Business, included in this report, for further discussion of the regulations to which we are subject.
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

CITIZENS FINANCIAL GROUP, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is in Providence, Rhode Island. As of December 31, 2017, we leased approximately 5.2 million square feet of office and retail branch space. Our portfolio of leased space consisted of 3.5 million square feet of retail branch space which spanned eleven states and 1.5 million square feet of non-branch office space. As of December 31, 2017, we owned an additional approximately 660,000 square feet of office and branch space. We operated 78 branches in Rhode Island, 41 in Connecticut, 246 in Massachusetts, 16 in Vermont, 66 in New Hampshire, 133 in New York, 11 in New Jersey, 340 in Pennsylvania, 23 in Delaware, 103 in Ohio and 93 in Michigan. Of these branches, 1,116 were leased and the remainder were owned. These properties were used by both the Consumer Banking and Commercial Banking segments. Management believes the terms of the various leases were consistent with market standards and were derived through arm’s-length bargaining. We also believe that our properties are in good operating condition and adequately serve our current business operations. We anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

During 2017, we continued construction on our new campus in Johnston, Rhode Island. This three-building complex, which will bring together more than 3,000 colleagues from various locations to one, will enhance greater collaboration and efficiency. Construction of the complex is expected to be completed in the Summer of 2018.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 18 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS FINANCIAL GROUP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 8, 2018, our common stock was owned by three holders of record (including Cede & Co.) and approximately 126,840 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” in Part II, Item 7, included in this report. Information regarding restrictions on dividends, as required by this Item, is presented in Note 24 “Regulatory Matters” and Note 26 “Parent Company Only Financials” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, included in this report.
The following graph compares the cumulative total stockholder returns for our performance since September 24, 2014 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money center and regional banks and thrifts; and a group of other banks that constitute our peer regional banks (BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp). The graph assumes a $100 investment at the closing price on September 24, 2014 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the date our shares first began to trade on the NYSE and fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.
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

	9/24/2014	9/30/2014	12/31/2014	12/31/2015	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
CFG	$100	$101	$108	$116	$161	$156	$162	$173	$193
S&P 500 Index	100	99	104	105	118	125	129	134	143
KBW BKX Index	100	98	103	103	133	134	139	145	157
Peer Regional Bank Average	$100	$99	$105	$105	$137	$137	$141	$149	$159

CITIZENS FINANCIAL GROUP, INC.

Issuer Purchase of Equity Securities

Details of the repurchases of our common stock during the fourth quarter 2017 are included in the following table:

Period	Total Number of Shares Repurchased(1)	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
October 1, 2017 - October 31, 2017	7,519,145	$38.18	6,733,563	$367,908,761
November 1, 2017 - November 30, 2017	324,313	$38.18	290,430	$356,819,996
December 1, 2017 - December 31, 2017	930,639	$38.18	833,408	$325,000,000
(1) On June 29, 2017, the Company announced that its 2017 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $850 million for the four-quarter period ending with the second quarter of 2018. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the fourth quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by December 31, 2017 and in compliance with applicable regulatory requirements. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statement of Operations data for the years ended December 31, 2017, 2016 and 2015 and the selected Consolidated Balance Sheet data as of December 31, 2017 and 2016 are derived from our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report. We derived the selected Consolidated Statement of Operations data for the years ended December 31, 2014 and 2013 and the selected Consolidated Balance Sheet data as of December 31, 2015, 2014, and 2013 from our prior audited Consolidated Financial Statements, not included herein. Our historical results are not necessarily indicative of the results expected for any future period.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our audited Consolidated Financial Statements and the Notes thereto in Part II, Item 8 — Financial Statements and Supplementary Data, both included in this report.

	For the Year Ended December 31,
(in millions, except per-share and ratio data)	2017	2016	2015	2014	2013 (1)
OPERATING DATA:
Net interest income	$4,173	$3,758	$3,402	$3,301	$3,058
Noninterest income	1,534	1,497	1,422	1,678	1,632
Total revenue	5,707	5,255	4,824	4,979	4,690
Provision for credit losses	321	369	302	319	479
Noninterest expense	3,474	3,352	3,259	3,392	7,679
Income (loss) before income tax expense (benefit)	1,912	1,534	1,263	1,268	(3,468)
Income tax expense (benefit)(2)	260	489	423	403	(42)
Net income (loss)	1,652	1,045	840	865	(3,426)
Net income (loss) available to common stockholders	1,638	1,031	833	865	(3,426)
Net income (loss) per average common share - basic (3)	3.26	1.97	1.55	1.55	(6.12)
Net income (loss) per average common share - diluted (3)	3.25	1.97	1.55	1.55	(6.12)
Dividends declared and paid per common share	0.64	0.46	0.40	1.43	2.12
OTHER OPERATING DATA:
Return on average common equity (4)	8.35%	5.23%	4.30%	4.46%	(15.69%)
Return on average tangible common equity (4)	12.35	7.74	6.45	6.71	(25.91)
Return on average total assets (4)	1.10	0.73	0.62	0.68	(2.83)
Return on average total tangible assets (4)	1.15	0.76	0.65	0.71	(3.05)
Efficiency ratio (4)	60.87	63.80	67.56	68.12	163.73
Operating leverage (4) (5)	4.98	6.08	0.81	61.99	(126.30)
Net interest margin (4)	3.02	2.86	2.75	2.83	2.85
Effective income tax rate(2)	13.62	31.88	33.52	31.80	1.21
(1) Results in 2013 reflect a $4.4 billion pre-tax or $4.1 billion after-tax goodwill impairment, which was recorded within noninterest expense.
(2) On December 22, 2017 President Trump signed the 2017 Tax Legislation which reduced the corporate tax rate from 35% to 21%.
(3) Earnings per share information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(4) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures” in Part II, Item 7, for definitions of our key performance metrics.
(5) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2013 calculation, 2012 total revenue was $4.9 billion and noninterest expense was $3.5 billion.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
(in millions, except ratio data)	2017	2016	2015	2014	2013 (1)
BALANCE SHEET DATA:
Total assets	$152,336	$149,520	$138,208	$132,857	$122,154
Loans held for sale, at fair value	497	583	325	256	176
Other loans held for sale	221	42	40	25	1,078
Loans and leases	110,617	107,669	99,042	93,410	85,859
Allowance for loan and lease losses	(1,236)	(1,236)	(1,216)	(1,195)	(1,221)
Total securities	25,733	25,610	24,075	24,704	21,274
Goodwill	6,887	6,876	6,876	6,876	6,876
Total liabilities	132,066	129,773	118,562	113,589	102,958
Total deposits (6)	115,089	109,804	102,539	95,707	86,903
Federal funds purchased and securities sold under agreements to repurchase	815	1,148	802	4,276	4,791
Other short-term borrowed funds	1,856	3,211	2,630	6,253	2,251
Long-term borrowed funds	11,765	12,790	9,886	4,642	1,405
Total stockholders’ equity	20,270	19,747	19,646	19,268	19,196
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a % of total loans and leases	1.12%	1.15%	1.23%	1.28%	1.42%
Allowance for loan and lease losses as a % of nonperforming loans and leases	142	118	115	109	86
Nonperforming loans and leases as a % of total loans and leases	0.79	0.97	1.07	1.18	1.65
Capital Ratios:(7)
CET1 capital ratio (8)	11.2	11.2	11.7	12.4	13.5
Tier 1 capital ratio (9)	11.4	11.4	12.0	12.4	13.5
Total capital ratio (10)	13.9	14.0	15.3	15.8	16.1
Tier 1 leverage ratio (11)	10.0	9.9	10.5	10.6	11.6
(6) Excludes deposits held for sale of $5.3 billion as of December 31, 2013.
(7) U.S. Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of December 31, 2017, 2016 and 2015 are prepared using the U.S. Basel III Standardized transitional approach. The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2017 compared with 2016 — Income Tax Expense” for additional information.
(8) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(9) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(10) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(11) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $152.3 billion in assets as of December 31, 2017. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 3,300 ATMs and 1,150 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data of this Form 10-K, as well as other information contained in this document.
Key Performance Metrics Used by Management and Non-GAAP Financial Measures
As a banking institution, we manage and evaluate various aspects of our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and statement of operations, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable banking institutions in our region and nationally.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Net interest margin, which we calculate by dividing net interest income for the period by average total interest-earning assets, is a key measure that we use to evaluate our net interest income; and

•
Common equity tier 1 capital ratio (U.S. Basel III Standardized fully phased-in basis), represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.

“Adjusted”, “Underlying” or “Adjusted/Underlying” results, which are non-GAAP measures, exclude certain items, as applicable, that may occur in a reporting period which management does not consider indicative of on-going financial performance.
We believe these non-GAAP measures provide useful information to investors because these are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our “Adjusted”, “Underlying” or “Adjusted/Underlying” results in any period reflect our operational performance in that period and, accordingly, it is useful to consider our GAAP results and our “Adjusted”, “Underlying” or “Adjusted/Underlying” results together. We believe this presentation also increases comparability of period-to-period results.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies. We caution investors not to place undue reliance on such non-GAAP measures, but instead to consider them with the most directly comparable GAAP measure. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for our results as reported under GAAP.
Non-GAAP measures are denoted throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the use of the term “Adjusted”, “Underlying” or “Adjusted/Underlying” and/or are followed by an asterisk (*).
For additional information regarding our non-GAAP financial measures and reconciliations, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations,” included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
2017 compared with 2016 - Key Highlights
2017 net income of $1.7 billion increased 58% from $1.0 billion in 2016, with earnings per diluted common share of $3.25, up 65% from $1.97 per diluted common share for 2016. 2017 results include $340 million, or $0.67 per diluted common share, after-tax benefit related to notable items compared with an after-tax benefit of $19 million in 2016 as outlined in the tables below. 2017 ROTCE of 12.3% improved from 7.7% in 2016.*
The following table presents selected GAAP and non-GAAP measures:*

	Year Ended December 31, 2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,534	$3,474	$321	$260	$1,652
Less: Notable items
2017 Tax Legislation:
Tax Legislation DTL adjustment	—	—	—	(331)	331
Colleague and community reinvestment	—	22	—	(9)	(13)
Gain on mortgage/home equity TDR Transaction	17	—	—	7	10
Home equity operational items	—	3	—	(1)	(2)
TOP IV efficiency initiatives	—	15	—	(6)	(9)
Settlement of certain tax matters	—	—	—	(23)	23
Lease impairment credit-related costs	(11)	15	(26)	—	—
Total notable items	$6	$55	($26)	($363)	$340
Underlying results (non-GAAP)	$1,528	$3,419	$347	$623	$1,312
* After-tax notable items excluded from “Underlying” results reflect a fourth quarter 2017 $10 million gain on a TDR portfolio sale offset by $11 million of other notable items (“TDR Transaction II”) and a $331 million benefit relating to the December 2017 Tax Legislation, partially offset by $13 million of other notable items. “Underlying” results, as applicable, also exclude a first quarter 2017 $23 million benefit related to the settlement of certain state tax matters and reclassify second quarter 2017 results for the pre-tax impact of $26 million of lease asset impairments to reflect their credit-related impact. Third quarter 2016 after-tax notable items excluded from our “Adjusted” results reflect a $19 million gain on an TDR portfolio sale less other notable items (“TDR Transaction”). Where there is a reference to “Adjusted”, “Underlying” and/or “Adjusted/Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

	Year Ended December 31, 2016
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,497	$3,352	$369	$489	$1,045
Less: notable items
Gain on mortgage/home equity TDR Transaction	72	—	—	27	45
Home equity operational items	—	8	—	(3)	(5)
Asset Finance repositioning	(5)	11	—	(6)	(10)
TOP III efficiency initiatives	—	17	—	(6)	(11)
Total notable items	67	36	—	12	19
Adjusted results (non-GAAP)	$1,430	$3,316	$369	$477	$1,026

•	2017 results reflected a 59% increase in net income available to common stockholders, which included the impact of the 2017 Tax Legislation and other notable items as well as the 2016 TDR Transaction.

•
On an Adjusted/Underlying basis,* net income of $1.3 billion increased 28%, earnings per diluted common share of $2.58 was up 34%, and ROTCE of 10% improved by 219 basis points. Adjusted/Underlying results exclude a net $340 million after-tax benefit related to notable items in 2017 compared with a net $19 million after-tax benefit in 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Adjusted/Underlying net income available to common stockholders* increased 28% led by revenue growth of 10%, with an 11% increase in net interest income and a 7% increase in noninterest income. Net interest income reflects a 6% increase in average loan growth and a 16 basis points improvement in net interest margin.

•
Results for 2017 included a $26 million pre-tax impact related to impairments on aircraft lease assets, which largely related to a non-core runoff portfolio, and reduced noninterest income by $11 million and increased noninterest expense by $15 million. The lease impairments, in addition to provision expense of $321 million, resulted in total credit-related costs of $347 million.*

•	Continued strong focus on top-line growth and expense management helped drive positive operating leverage of 5% and led to a 2.9% improvement in the efficiency ratio from 63.8% to 60.9%.

◦	Before the impact of notable items, Adjusted/Underlying* operating leverage was 7% and the efficiency ratio improved 4% from 63.9% to 60.0%.

•	Fully diluted average common shares outstanding decreased by 20 million.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction— Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2015
Total revenue (GAAP)	A	$5,707	$5,255	$4,824
Noninterest expense (GAAP)	B	3,474	3,352	3,259
Net income (GAAP)	C	1,652	1,045	840
Net income available to common stockholders (GAAP)	D	1,638	1,031	833
Return on average common equity:
Average common equity (GAAP)	E	$19,618	$19,698	$19,354
Return on average common equity	D/E	8.35%	5.23%	4.30%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,618	$19,698	$19,354
Less: Average goodwill (GAAP)		6,883	6,876	6,876
Less: Average other intangibles (GAAP)		2	2	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	502	445
Average tangible common equity	F	$13,267	$13,322	$12,919
Return on average tangible common equity	D/F	12.35%	7.74%	6.45%
Return on average total assets:
Average total assets (GAAP)	G	$149,953	$143,183	$135,070
Return on average total assets	C/G	1.10%	0.73%	0.62%
Return on average total tangible assets:
Average total assets (GAAP)	G	$149,953	$143,183	$135,070
Less: Average goodwill (GAAP)		6,883	6,876	6,876
Less: Average other intangibles (GAAP)		2	2	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	502	445
Average tangible assets	H	$143,602	$136,807	$128,635
Return on average total tangible assets	C/H	1.15%	0.76%	0.65%
Efficiency ratio:
Efficiency ratio	B/A	60.87%	63.80%	67.56%
Operating leverage:
Increase (decrease) in total revenue		8.61%	8.93%	(3.11%)
Increase (decrease) in noninterest expense		3.63	2.85	(3.92)
Operating leverage		4.98%	6.08%	0.81%
Effective income tax rate:
Income before income tax expense	I	$1,912	$1,534	$1,263
Income tax expense	J	260	489	423
Effective income tax rate	J/I	13.62%	31.88%	33.52%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	502,157,440	522,093,545	535,599,731
Average common shares outstanding - diluted (GAAP)	L	503,685,091	523,930,718	538,220,898
Net income per average common share - basic (GAAP)	D/K	$3.26	$1.97	$1.55
Net income per average common share - diluted (GAAP)	D/L	3.25	1.97	1.55
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.64	$0.46	$0.40
Dividend payout ratio	M/(D/K)	20%	23%	26%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Year Ended December 31,
		2017				2016				2015
(in millions, except ratio data)	Ref.	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated	Consumer Banking (1)	Commercial Banking (1)	Other	Consolidated
Net income available to common stockholders:
Net income (loss) (GAAP)	N	$452	$774	$426	$1,652	$345	$631	$69	$1,045	$262	$579	($1)	$840
Less: Preferred stock dividends		—	—	14	14	—	—	14	14	—	—	7	7
Net income (loss) available to common stockholders	O	$452	$774	$412	$1,638	$345	$631	$55	$1,031	$262	$579	($8)	$833
Efficiency ratio:
Total revenue (GAAP)	P	$3,556	$1,949	$202	$5,707	$3,326	$1,754	$175	$5,255	$3,108	$1,577	$139	$4,824
Noninterest expense (GAAP)	Q	2,593	772	109	3,474	2,547	741	64	3,352	2,456	709	94	3,259
Efficiency ratio	Q/P	72.93%	39.62%	NM	60.87%	76.57%	42.26%	NM	63.80%	79.02%	44.94%	NM	67.56%
Return on average total tangible assets:
Average total assets (GAAP)		$59,714	$49,747	$40,492	$149,953	$56,388	$47,159	$39,636	$143,183	$52,848	$42,800	$39,422	$135,070
Less: Average goodwill (GAAP)		—	—	6,883	6,883	—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2	—	—	4	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	534	534	—	—	502	502	—	—	445	445
Average total tangible assets	R	$59,714	$49,747	$34,141	$143,602	$56,388	$47,159	$33,260	$136,807	$52,848	$42,800	$32,987	$128,635
Return on average total tangible assets	N/R	0.76%	1.56%	NM	1.15%	0.61%	1.34%	NM	0.76%	0.50%	1.35%	NM	0.65%
Return on average tangible common equity:
Average common equity (GAAP)(1)		$5,538	$5,647	$8,433	$19,618	$5,166	$5,071	$9,461	$19,698	$4,739	$4,666	$9,949	$19,354
Less: Average goodwill (GAAP)		—	—	6,883	6,883	—	—	6,876	6,876	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2	—	—	4	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	534	534	—	—	502	502	—	—	445	445
Average tangible common equity(1)	S	$5,538	$5,647	$2,082	$13,267	$5,166	$5,071	$3,085	$13,322	$4,739	$4,666	$3,514	$12,919
Return on average tangible common equity(1)	O/S	8.17%	13.70%	NM	12.35%	6.68%	12.44%	NM	7.74%	5.53%	12.41%	NM	6.45%
(1) Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the business operating segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations for non-GAAP financial measures representing our “Adjusted/Underlying” results used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2015
Noninterest income, Adjusted/Underlying:
Noninterest income (GAAP)		$1,534	$1,497	$1,422
Less: Notable items
Gain on mortgage/home equity TDR Transaction		17	72	—
Lease impairment credit-related costs		(11)	—	—
Asset Finance repositioning		—	(5)	—
Noninterest income, Adjusted/Underlying (non-GAAP)		$1,528	$1,430	$1,422
Total revenue, Adjusted/Underlying:
Total revenue (GAAP)	A	$5,707	$5,255	$4,824
Less: Notable items
Gain on mortgage/home equity TDR Transaction		17	72	—
Lease impairment credit-related costs		(11)	—	—
Asset Finance repositioning		—	(5)	—
Total revenue, Adjusted/Underlying (non-GAAP)	T	$5,701	$5,188	$4,824
Noninterest expense, Adjusted/Underlying:
Noninterest expense (GAAP)	B	$3,474	$3,352	$3,259
Less: Restructuring charges		—	—	26
Less: Special items
Regulatory charges		—	—	2
Separation/IPO related		—	—	22
Less: Notable items
2017 Tax Legislation:
Colleague and community reinvestment		22	—	—
Home equity operational items		3	8	—
TOP efficiency initiatives		15	17	—
Lease impairment credit-related costs		15	—	—
Asset Finance repositioning		—	11	—
Noninterest expense, Adjusted/Underlying (non-GAAP)	U	$3,419	$3,316	$3,209
Pre-provision profit, Adjusted/Underlying:
Total revenue, Adjusted/Underlying (non-GAAP)	T	$5,701	$5,188	$4,824
Noninterest expense, Adjusted/Underlying (non-GAAP)	U	3,419	3,316	3,209
Pre-provision profit, Adjusted/Underlying (non-GAAP)		$2,282	$1,872	$1,615
Total credit-related costs, Adjusted/Underlying:
Provision for credit losses (GAAP)		$321	$369	$302
Add: Lease impairment credit-related costs		26	—	—
Total credit-related costs, Adjusted/Underlying (non-GAAP)		$347	$369	$302

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016	2015
Income before income tax expense, Adjusted/Underlying:
Income before income tax expense (GAAP)	I	$1,912	$1,534	$1,263
Less: Restructuring charges		—	—	(26)
Less: Special items
Regulatory charges		—	—	(2)
Separation/IPO related		—	—	(22)
Less: Notable items
2017 Tax Legislation:
Colleague and community reinvestment		(22)	—	—
Gain on mortgage/home equity TDR Transaction		17	72	—
Home equity operational items		(3)	(8)	—
TOP efficiency initiatives		(15)	(17)	—
Asset Finance repositioning		—	(16)	—
Income before income tax expense, Adjusted/Underlying (non-GAAP)	V	$1,935	$1,503	$1,313
Income tax expense and effective income tax rate, Adjusted/Underlying:
Income tax expense (GAAP)	J	$260	$489	$423
Less: Restructuring charges		—	—	(10)
Less: Special items
Regulatory charges		—	—	(1)
Separation/IPO related		—	—	(8)
Less: Notable items
2017 Tax Legislation:
Tax Legislation deferred tax liability adjustment		(331)	—	—
Colleague and community reinvestment		(9)	—	—
Gain on mortgage/home equity TDR Transaction		7	27	—
Home equity operational items		(1)	(3)	—
TOP efficiency initiatives		(6)	(6)	—
Settlement of certain tax matters		(23)	—	—
Asset Finance repositioning		—	(6)	—
Income tax expense, Adjusted/Underlying (non-GAAP)	W	$623	$477	$442
Effective income tax rate (GAAP)	J/I	13.62%	31.88%	33.52%
Effective income tax rate, Adjusted/Underlying (non-GAAP)	W/V	32.20	31.74	33.67
Net income, Adjusted/Underlying:
Net income (GAAP)	C	$1,652	$1,045	$840
Add: Restructuring charges, net of tax expense		—	—	16
Add: Special items, net of tax expense
Regulatory charges		—	—	1
Separation/IPO related		—	—	14
Add: Notable items, net of tax expense
2017 Tax Legislation:
Tax Legislation deferred tax liability adjustment		(331)	—	—
Colleague and community reinvestment		13	—	—
Gain on mortgage/home equity TDR Transaction		(10)	(45)	—
Home equity operational items		2	5	—
TOP efficiency initiatives		9	11	—
Settlement of certain tax matters		(23)	—	—
Asset Finance repositioning		—	10	—
Net income, Adjusted/Underlying (non-GAAP)	X	$1,312	$1,026	$871

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017		2016	2015
Net income available to common stockholders, Adjusted/Underlying:
Net income available to common stockholders (GAAP)	D	$1,638		$1,031	$833
Add: Restructuring charges, net of tax expense		—		—	16
Add: Special items, net of tax expense
Regulatory charges		—		—	1
Separation/IPO related		—		—	14
Add: Notable items, net of tax expense
2017 Tax Legislation:
Tax Legislation deferred tax liability adjustment		(331)		—	—
Colleague and community reinvestment		13		—	—
Gain on mortgage/home equity TDR Transaction		(10)		(45)	—
Home equity operational items		2		5	—
TOP efficiency initiatives		9		11	—
Settlement of certain tax matters		(23)		—	—
Asset Finance repositioning		—		10	—
Net income available to common stockholders, Adjusted/Underlying (non-GAAP)	Y	$1,298		$1,012	$864
Return on average common equity and return on average common equity, Adjusted/Underlying:
Average common equity (GAAP)	E	$19,618		$19,698	$19,354
Return on average common equity	D/E	8.35%		5.23%	4.30%
Return on average common equity, Adjusted/Underlying (non-GAAP)	Y/E	6.62		5.14	4.46
Return on average tangible common equity and return on average common equity, Adjusted/Underlying:
Average common equity (GAAP)	E	$19,618		$19,698	$19,354
Less: Average goodwill (GAAP)		6,883		6,876	6,876
Less: Average other intangibles (GAAP)		2		2	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		534		502	445
Average tangible common equity	F	$13,267		$13,322	$12,919
Return on average tangible common equity	D/F	12.35%		7.74%	6.45%
Return on average tangible common equity, Adjusted/Underlying (non-GAAP)	Y/F	9.79		7.60	6.69
Return on average total assets and return on average total assets, Adjusted/Underlying:
Average total assets (GAAP)	G	$149,953	$—	$143,183	$135,070
Return on average total assets	C/G	1.10%		0.73%	0.62%
Return on average total assets, Adjusted/Underlying (non-GAAP)	X/G	0.88		0.72	0.64
Return on average total tangible assets and return on average total tangible assets, Adjusted/Underlying:
Average total assets (GAAP)	G	$149,953		$143,183	$135,070
Less: Average goodwill (GAAP)		6,883		6,876	6,876
Less: Average other intangibles (GAAP)		2		2	4
Add: Average deferred tax liabilities related to goodwill (GAAP)		534		502	445
Average tangible assets	H	$143,602		$136,807	$128,635
Return on average total tangible assets	C/H	1.15%		0.76%	0.65%
Return on average total tangible assets, Adjusted/Underlying (non-GAAP)	X/H	0.91		0.75	0.68
Efficiency ratio and efficiency ratio, Adjusted/Underlying:
Efficiency ratio	B/A	60.87%		63.80%	67.56%
Efficiency ratio, Adjusted/Underlying (non-GAAP)	U/T	59.96		63.92	66.52
Operating leverage and operating leverage, Adjusted/Underlying:
Increase (decrease) in total revenue		8.61%		8.93%	(3.11%)
Increase (decrease) in noninterest expense		3.63		2.85	(3.92)
Operating Leverage		4.98%		6.08%	0.81%
Increase in total revenue, Adjusted/Underlying (non-GAAP)		9.90%		7.55%	2.84%
Increase (decrease) in noninterest expense, Adjusted/Underlying (non-GAAP)		3.10		3.33	(0.43)
Operating Leverage, Adjusted/Underlying (non-GAAP)		6.80%		4.22%	3.27%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017		2016		2015
Net income per average common share - basic and diluted, Adjusted/Underlying:
Average common shares outstanding - basic (GAAP)	K	502,157,440		522,093,545		535,599,731
Average common shares outstanding - diluted (GAAP)	L	503,685,091		523,930,718		538,220,898
Net income per average common share - basic (GAAP)	D/K	$3.26	$—	$1.97	$—	$1.55
Net income per average common share - diluted (GAAP)	D/L	3.25	—	1.97	—	1.55
Net income per average common share-basic, Adjusted/Underlying (non-GAAP)	Y/K	2.59		1.94		1.61
Net income per average common share-diluted, Adjusted/Underlying (non-GAAP)	Y/L	2.58		1.93		1.61
Dividend payout ratio and dividend payout ratio, Adjusted/Underlying:
Cash dividends declared and paid per common share	M	$0.64		$0.46		$0.40
Dividend payout ratio	M/(D/K)	20%		23%		26%
Dividend payout ratio, Adjusted/Underlying (non-GAAP)	M/(Y/K)	25		24		25
Impact of Adjusted/Underlying items on net income per average common share - basic:
Restructuring charges		$—		$—		($0.03)
Special items: Separation/IPO related		—		—		(0.03)
Notable items:
2017 Tax Legislation:
Tax Legislation deferred tax liability adjustment		0.66		—		—
Colleague and community reinvestment		(0.03)		—		—
Gain on mortgage/home equity TDR Transaction		0.02		0.08		—
Home equity operational items		—		(0.01)		—
TOP efficiency initiatives		(0.02)		(0.02)		—
Settlement of certain tax matters		0.04		—		—
Asset Finance repositioning		—		(0.02)		—
Impact of Adjusted/Underlying items on net income per average common share - basic		$0.67		$0.03		($0.06)
Impact of Adjusted/Underlying items on net income per average common share - diluted:
Restructuring charges		$—		$—		($0.03)
Special items: Separation/IPO related		—		—		(0.03)
Notable items:
2017 Tax Legislation:
Tax Legislation deferred tax liability adjustment		0.66		—		—
Colleague and community reinvestment		(0.03)		—		—
Gain on mortgage/home equity TDR Transaction		0.02		0.09		—
Home equity operational items		—		(0.01)		—
TOP efficiency initiatives		(0.02)		(0.02)		—
Settlement of certain tax matters		0.04		—		—
Asset Finance repositioning		—		(0.02)		—
Impact of Adjusted/Underlying items on net income per average common share - diluted		$0.67		$0.04		($0.06)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS — 2017 compared with 2016

Year Ended 2017 vs. Year Ended 2016

•
Net income of $1.7 billion increased $607 million compared to $1.0 billion in 2016. Net income available to common stockholders of $1.6 billion increased $607 million, or 59% from 2016 reflecting 9% revenue growth, partially offset by 4% growth in noninterest expense.

◦
On an Adjusted/Underlying basis,* excluding the $340 million after tax benefit related to notable items in 2017 and the $19 million after-tax benefit related to the 2016 TDR Transaction, net income increased 28% from $1.0 billion in 2016 driven by an 11% increase in net interest income and 7% growth in noninterest income drove a 10% increase in revenue.

•	Net income per average common share was $3.25, diluted, compared to $1.97 in 2016:

◦	On an Adjusted/Underlying basis,* net income per average common share increased 34% to $2.58, diluted, compared to $1.93 in 2016.

•
Total revenue of $5.7 billion increased $452 million, or 9%. Adjusted/Underlying revenue growth* of $513 million, or 10%, was driven by an 11% increase in net interest income and a 7% increase in noninterest income.

◦	Net interest income results reflect 6% average loan growth and a 16 basis point improvement in net interest margin.

◦	Noninterest expense of $3.5 billion increased 4%, driven by the impact of notable items. On an Adjusted/Underlying basis,* noninterest expense increased 3%.

◦
Noninterest income of $1.5 billion increased $37 million, or 2%, from 2016, largely driven by strength in capital markets fees, card fees, trust and investment services fees, letter of credit and loan fees and foreign exchange and interest rate products.

▪
On an Adjusted/Underlying basis,* excluding the $6 million of notable items in 2017 and the $67 million net impact related to notable items in 2016, noninterest income increased $98 million, or 7%, from 2016.

▪
Noninterest expense of $3.5 billion, which included the $55 million impact of 2017 notable items, increased $122 million, or 4%, compared to $3.4 billion in 2016. Results also reflected higher salaries and employee benefits, outside services, occupancy expense, amortization of software and other operating expense.

▪
On an Adjusted/Underlying basis,* excluding the $55 million impact related to notable items in 2017 and the $36 million impact related to notable items in 2016, noninterest expense increased $103 million, or 3%, from 2016.

•	Provision for credit losses of $321 million decreased $48 million, or 13%, from $369 million in 2016.

◦	On an Adjusted/Underlying basis,* total credit-related costs of $347 million, including the $26 million impact of lease impairments, were down $22 million, or 6% from 2016.

•
Net charge-offs of $305 million decreased $30 million, or 9%, from $335 million in 2016. The ALLL of $1.2 billion remained flat compared to December 31, 2016. ALLL to total loans and leases was 1.12% as of December 31, 2017, compared with 1.15% as of December 31, 2016. ALLL to nonperforming loans and leases ratio was 142% as of December 31, 2017, compared with 118% as of December 31, 2016.

•	Return on average common equity was 8.3% compared to 5.2% for 2016.

◦	On an Adjusted/Underlying basis,* return on average common equity of 6.6% increased 148 basis points from 5.1% for 2016.

•	Return on average tangible common equity was 12.3% compared to 7.7% for 2016 due to higher net income, the 2017 Tax Legislation and share repurchases.*

◦	On an Adjusted/Underlying basis,* return on average tangible common equity of 9.8% increased 219 basis points from 7.6% for 2016.

•
Average loans and leases of $109.3 billion increased $5.9 billion, or 6%, from $103.4 billion in 2016, driven by a $3.0 billion increase in commercial loans and leases and a $2.9 billion increase in retail loans.

•	Average deposits of $111.9 billion increased $6.4 billion, or 6%, from $105.4 billion in 2016, driven by strength in checking with interest, term, money market and savings.

•
For 2017, the effective income tax rate decreased from 31.9% to 13.6%, driven by the $331 million after-tax benefit for the revaluation of our net deferred tax liability tied to the December 2017 Tax Legislation.

◦	On an Adjusted/Underlying basis,* the effective income tax rate increased from 31.7% to 32.2%
Net Income
Net income totaled $1.7 billion, reflecting an increase of $607 million, or 58%, from $1.0 billion in 2016. The following table presents the significant components of our net income:

	Year Ended December 31,
(dollars in millions)	2017	2016	Change		Percent
Operating Data:
Net interest income	$4,173	$3,758	$415		11%
Noninterest income	1,534	1,497	37		2
Total revenue	5,707	5,255	452		9
Provision for credit losses	321	369	(48)		(13)
Noninterest expense	3,474	3,352	122		4
Income before income tax expense	1,912	1,534	378		25
Income tax expense	260	489	(229)		(47)
Net income	$1,652	$1,045	$607		58%
Net income available to common stockholders	$1,638	$1,031	$607		59%
Return on average tangible common equity	12.35%	7.74%	461	bps

Return on Equity and Assets

The following table presents our return on average total assets, return on average common equity, dividend payout ratio and average equity to average assets ratio:

	December 31,
	2017	2016
Return on average total assets	1.10%	0.73%
Return on average common equity	8.35	5.23
Dividend payout ratio	19.62	23.30
Average equity to average assets ratio	13.25	13.93

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,807	$18	0.96%	$1,931	$8	0.41%	($124)	55 bps
Taxable investment securities	25,696	625	2.43	24,643	584	2.37	1,053	6
Non-taxable investment securities	7	—	2.60	8	—	2.60	(1)	—
Total investment securities	25,703	625	2.43	24,651	584	2.37	1,052	6
Commercial	37,631	1,334	3.50	35,652	1,136	3.13	1,979	37
Commercial real estate	11,178	402	3.55	9,741	278	2.81	1,437	74
Leases	3,437	86	2.50	3,841	93	2.41	(404)	9
Total commercial loans and leases	52,246	1,822	3.44	49,234	1,507	3.01	3,012	43
Residential mortgages	16,017	571	3.57	14,005	504	3.60	2,012	(3)
Home equity loans	1,610	91	5.68	2,180	123	5.64	(570)	4
Home equity lines of credit	13,706	514	3.75	14,402	457	3.18	(696)	57
Home equity loans serviced by others	642	46	7.09	867	62	7.11	(225)	(2)
Home equity lines of credit serviced by others	181	7	4.07	281	7	2.41	(100)	166
Automobile	13,491	442	3.27	13,953	411	2.94	(462)	33
Education(1)	7,557	403	5.33	5,558	282	5.08	1,999	25
Credit cards	1,725	185	10.75	1,620	181	11.22	105	(47)
Other retail	2,117	168	7.94	1,288	119	9.23	829	(129)
Total retail loans	57,046	2,427	4.25	54,154	2,146	3.96	2,892	29
Total loans and leases (2)	109,292	4,249	3.87	103,388	3,653	3.51	5,904	36
Loans held for sale, at fair value	490	18	3.58	425	15	3.40	65	18
Other loans held for sale	190	10	5.36	141	6	4.55	49	81
Interest-earning assets	137,482	4,920	3.56	130,536	4,266	3.25	6,946	31
Allowance for loan and lease losses	(1,225)			(1,227)			2
Goodwill	6,883			6,876			7
Other noninterest-earning assets	6,813			6,998			(185)
Total noninterest-earning assets	12,471			12,647			(176)
Total assets	$149,953			$143,183			$6,770
Liabilities and Stockholders’ Equity
Checking with interest	$21,458	$79	0.37%	$19,320	$34	0.18%	$2,138	19 bps
Money market accounts	37,450	198	0.53	37,106	133	0.36	344	17
Regular savings	9,384	4	0.04	8,691	4	0.04	693	—
Term deposits	15,448	160	1.04	12,696	99	0.78	2,752	26
Total interest-bearing deposits	83,740	441	0.53	77,813	270	0.35	5,927	18
Federal funds purchased and securities sold under agreements to repurchase (3)	776	3	0.38	947	2	0.22	(171)	16
Other short-term borrowed funds	2,321	31	1.32	3,207	40	1.22	(886)	10
Long-term borrowed funds	12,479	272	2.17	10,472	196	1.86	2,007	31
Total borrowed funds	15,576	306	1.96	14,626	238	1.62	950	34
Total interest-bearing liabilities	99,316	747	0.75	92,439	508	0.55	6,877	20
Demand deposits	28,134			27,634			500
Other liabilities	2,637			3,165			(528)
Total liabilities	130,087			123,238			6,849
Stockholders’ equity	19,866			19,945			(79)
Total liabilities and stockholders’ equity	$149,953			$143,183			$6,770
Interest rate spread			2.81%			2.70%		11
Net interest income		$4,173			$3,758
Net interest margin			3.02%			2.86%		16 bps
Memo: Total deposits (interest-bearing and demand)	$111,874	$441	0.39%	$105,447	$270	0.26%	$6,427	13 bps
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
(2) Interest income and rates on loans include loan fees. Additionally, $970 million and $1.1 billion of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2017 and 2016.
(3) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $4.2 billion in the year ended 2017 increased $415 million, or 11%, compared to $3.8 billion in the year ended 2016, reflecting 6% average loan growth and a 16 basis point improvement in net interest margin.
Average interest-earning assets of $137.5 billion increased $6.9 billion, or 5%, from the year ended 2016, driven by a $3.0 billion increase in average commercial loans and leases, a $2.9 billion increase in average retail loans, and a $928 million increase in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in residential mortgages, education, and other retail balances.
Average deposits of $111.9 billion increased $6.4 billion from the year ended 2016, reflecting growth in all categories with particular strength in checking with interest and term deposits. Total interest-bearing deposit costs of $441 million increased $171 million, or 63%, from $270 million in 2016, primarily due to the impact of rising rates and a slight shift in mix toward commercial deposits.
Average total borrowed funds of $15.6 billion increased $1.0 billion from the year ended 2016, reflecting an increase in average long-term borrowed funds driven by issuances of senior notes. Total borrowed funds costs of $306 million increased $68 million from the year ended 2016. The total borrowed funds yield of 1.96% in the year ended 2017 increased 34 basis points from 1.62% in the year ended 2016 due to an increase in long-term rates and a mix shift to long-term senior debt.
Net interest margin of 3.02% increased 16 basis points compared to 2.86% in the year ended 2016, driven by improved loan yields reflecting both higher interest rates and balance sheet optimization initiatives. These results were partially offset by the impact of investment portfolio growth and higher deposit cost and funding costs. Average interest-earning asset yields of 3.56% increased 31 basis points from 3.25% in the year ended 2016, while average interest-bearing liability costs of 0.75% increased 20 basis points from 0.55% in the year ended 2016.

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

	Year Ended December 31,
	2017 Versus 2016
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$—	$10	$10
Taxable investment securities	25	16	41
Non-taxable investment securities	—	—	—
Total investment securities	25	16	41
Commercial	62	136	198
Commercial real estate	41	83	124
Leases	(10)	3	(7)
Total commercial loans and leases	93	222	315
Residential mortgages	72	(5)	67
Home equity loans	(33)	1	(32)
Home equity lines of credit	(22)	79	57
Home equity loans serviced by others	(16)	—	(16)
Home equity lines of credit serviced by others	(3)	3	—
Automobile	(14)	45	31
Education	102	19	121
Credit cards	12	(8)	4
Other retail	76	(27)	49
Total retail loans	174	107	281
Total loans and leases	267	329	596
Loans held for sale, at fair value	2	1	3
Other loans held for sale	2	2	4
Total interest income	$296	$358	$654
Interest Expense
Checking with interest	$4	$41	$45
Money market accounts	1	64	65
Regular savings	—	—	—
Term deposits	21	40	61
Total interest-bearing deposits	26	145	171
Federal funds purchased and securities sold under agreements to repurchase	—	1	1
Other short-term borrowed funds	(11)	2	(9)
Long-term borrowed funds	37	39	76
Total borrowed funds	26	42	68
Total interest expense	52	187	239
Net interest income	$244	$171	$415

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(in millions)	2017	2016	Change	Percent
Service charges and fees(1)	$516	$522	($6)	(1%)
Card fees	233	203	30	15
Capital markets fees(1)	194	136	58	43
Trust and investment services fees	158	146	12	8
Letter of credit and loan fees(1)	121	112	9	8
Foreign exchange and interest rate products(1)	109	103	6	6
Mortgage banking fees	108	112	(4)	(4)
Securities gains, net	11	16	(5)	(31)
Other income (1)(2)	84	147	(63)	(43)
Noninterest income	$1,534	$1,497	$37	2%
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
Noninterest income of $1.5 billion in 2017, increased $37 million, or 2%, compared to 2016 driven by capital market fees, card fees, trust and investment service fees, letter of credit and loan fees and foreign exchange and interest rate products, partially offset by a reduction in service charges and fees, securities gains, mortgage banking fees and other income. Capital market fees increased $58 million, reflecting underlying business momentum and the impact of building capabilities. Card fees increased $30 million from 2016 results. Service charges decreased $6 million and mortgage banking fees decreased $4 million from 2016. On an Adjusted/Underlying basis,* noninterest income increased $98 million, or 7%, compared to 2016.
Provision for Credit Losses
Provision for credit losses of $321 million decreased $48 million, or 13% from $369 million in 2016. The $48 million decrease was primarily due to continued asset quality improvement and the decline in net charge-offs when compared to 2016. The 2017 results reflected a $16 million reserve build, compared to a $34 million reserve build for the full year 2016. Net charge-offs for the full year 2017 of $305 million were $30 million lower compared to the full year 2016.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Year Ended December 31,
(in millions)	2017	2016	Change	Percent
Salaries and employee benefits	$1,761	$1,709	$52	3%
Outside services	404	377	27	7
Occupancy	319	307	12	4
Equipment expense	263	263	—	—
Amortization of software	180	170	10	6
Other operating expense	547	526	21	4
Noninterest expense	$3,474	$3,352	$122	4%

Noninterest expense of $3.5 billion in 2017 increased $122 million, or 4%, compared to 2016. Salaries and benefits increased $52 million, or 3%, driven by merit increases and the impact of hiring associated with strategic

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

growth initiatives. Outside services increased $27 million, or 7%, tied to consumer strategic growth initiatives and technology initiatives. Occupancy expense increased $12 million, or 4%, reflecting costs associated with our branch strategy, rent and maintenance. Other operating expense increased $21 million, or 4%. On an Adjusted/Underlying basis,* noninterest expense increased $103 million, or 3%, compared to 2016.
Income Tax Expense
Income tax expense was $260 million and $489 million in 2017 and 2016, respectively. This resulted in an effective tax rate of 13.6% and 31.9% in 2017 and 2016, respectively. The decrease in the effective income tax rate from 2016 to 2017 was primarily attributable to the revaluation of our deferred tax liability as a result of 2017 Tax Legislation.

At December 31, 2017, we reported a net deferred tax liability of $571 million, compared to a $714 million liability at December 31, 2016. The decrease in the net deferred tax liability was primarily attributable to the revaluation of our deferred tax liability as a result of 2017 Tax Legislation.

On December 22, 2017, President Trump signed the 2017 Tax Legislation which included a reduction in the corporate tax rate from 35% to 21%. For Citizens, this required a revaluation of our net deferred tax liability with a corresponding adjustment to current tax expense, and resulted in a $331 million net tax benefit. Included in this net tax benefit was $145 million of expense related to the revaluation of our deferred tax assets associated with unrealized losses in AOCI. FASB standards in-place at December 31, 2017 required us to revalue all deferred taxes, including those related to balances in AOCI, through current tax expense. As a result, our unrealized loss balance in AOCI was not revalued to reflect the new corporate tax rate. This impact, commonly referred to as the “stranded tax effect”, was taken under consideration by FASB in January 2018 to address concerns primarily raised by banking institutions, including distortion of net income and regulatory capital. In February 2018, to address the “stranded tax effect”, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the election to reclassify the difference between the new and old corporate tax rates resulting from the 2017 Tax Legislation between retained earnings and AOCI for fiscal years beginning after December 15, 2018, with early adoption permitted. We have retrospectively adopted ASU 2018-02, elected to reclassify $145 million between AOCI and retained earnings, including indirect impacts from the decreased federal tax effect on future state tax benefits, and reflected this reclassification in our 2017 Consolidated Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Year Ended December 31, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other (3)	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173
Noninterest income	905	538	91	1,534
Total revenue	3,556	1,949	202	5,707
Noninterest expense	2,593	772	109	3,474
Profit before provision for credit losses	963	1,177	93	2,233
Provision for credit losses	265	19	37	321
Income before income tax expense (benefit)	698	1,158	56	1,912
Income tax expense (benefit)	246	384	(370)	260
Net income	$452	$774	$426	$1,652
Loans and leases (period-end) (1)	$60,096	$48,623	$2,616	$111,335
Average Balances:
Total assets	$59,714	$49,747	$40,492	$149,953
Total loans and leases (1)	58,371	48,655	2,946	109,972
Deposits	74,873	30,005	6,996	111,874
Interest-earning assets	58,422	48,802	30,258	137,482
Key Performance Metrics:
Net interest margin	4.54%	2.89%	NM	3.02%
Efficiency ratio	72.93	39.62	NM	60.87
Average loans to average deposits ratio (1)	77.96	162.16	NM	98.30
Return on average total tangible assets	0.76	1.56	NM	1.15
Return on average tangible common equity (2)	8.17	13.70	NM	12.35
(1) Includes loans held for sale
(2)  Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the business operating segments based on economic capital.
(3)  Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.”

We operate through two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units. For management reporting purposes, we present the goodwill balance (and any related impairment charges) in Other.
Our capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for common equity tier 1 and then allocate that approximation to the business operating segments based on economic capital. Interest income and expense is determined based on the assets and liabilities managed by the business operating segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business operating segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the funds transfer pricing process, is included in Other.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for credit losses is allocated to each business operating segment based on actual net charge-offs that have been recognized by the business operating segment. The difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
Noninterest income and expense directly managed by each business operating segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each business operating segment’s financial results in a manner similar to our Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by the business operating segment. Noninterest expenses incurred by centrally managed operations or business operating segments that directly support another business operating segment’s operations are charged to the applicable business operating segment based on its utilization of those services.
Income taxes are assessed to each business operating segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines change, or our organizational structure changes.
Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	Change		Percent
Net interest income	$2,651	$2,443	$208		9%
Noninterest income	905	883	22		2
Total revenue	3,556	3,326	230		7
Noninterest expense	2,593	2,547	46		2
Profit before provision for credit losses	963	779	184		24
Provision for credit losses	265	243	22		9
Income before income tax expense	698	536	162		30
Income tax expense	246	191	55		29
Net income	$452	$345	$107		31
Loans (period-end) (1)	$60,096	$57,383	$2,713		5
Average Balances:
Total assets	$59,714	$56,388	$3,326		6%
Total loans and leases (1)	58,371	55,052	3,319		6
Deposits	74,873	72,003	2,870		4
Interest-earning assets	58,422	55,101	3,321		6
Key Performance Metrics:
Net interest margin	4.54%	4.43%	11	bps
Efficiency ratio	72.93	76.57	(364	) bps
Average loans to average deposits ratio (1)	77.96	76.46	150	bps
Return on average total tangible assets	0.76	0.61	15	bps
Return on average tangible common equity (2)	8.17	6.68	149	bps
(1) Includes loans held for sale.
(2)  Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the business operating segments based on economic capital.
Consumer Banking net income of $452 million increased $107 million, or 31%, from $345 million in the year ended 2016, as the benefit of a $230 million increase in total revenue more than offset a $46 million increase in noninterest expense. Net interest income of $2.7 billion increased $208 million, or 9%, from the year ended 2016, driven by the benefit of a $3.3 billion increase in average loans driven by residential mortgage, education and retail unsecured categories, partially offset by an increase in deposit costs.
Noninterest income increased $22 million, or 2%, from the year ended 2016, driven by an increase in card fees and investment and trust fees, partially offset by lower service charges and fees and mortgage banking fees. Noninterest expense of $2.6 billion increased $46 million, or 2%, from the year ended 2016, driven by higher outside services, FDIC expense, salaries and benefits, occupancy costs and advertising expense. These results were partially

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

offset by lower credit collection costs and software amortization. Provision for credit losses of $265 million increased $22 million, or 9%, from $243 million in the year ended 2016, largely driven by higher net charge-offs in auto.
Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	Change		Percent
Net interest income	$1,411	$1,288	$123		10%
Noninterest income	538	466	72		15
Total revenue	1,949	1,754	195		11
Noninterest expense	772	741	31		4
Profit before provision for credit losses	1,177	1,013	164		16
Provision for credit losses	19	47	(28)		(60)
Income before income tax expense	1,158	966	192		20
Income tax expense	384	335	49		15
Net income	$774	$631	$143		23
Loans and leases (period-end) (1)	$48,623	$47,629	$994		2
Average Balances:
Total assets	$49,747	$47,159	$2,588		5%
Total loans and leases (1)	48,655	45,903	2,752		6
Deposits	30,005	26,811	3,194		12
Interest-earning assets	48,802	45,978	2,824		6
Key Performance Metrics:
Net interest margin	2.89%	2.80%	9	bps
Efficiency ratio	39.62	42.26	(264	) bps
Average loans to average deposits ratio (1)	162.16	171.21	(905	) bps
Return on average total tangible assets	1.56	1.34	22	bps
Return on average tangible common equity (2)	13.70	12.44	126	bps

(1) Includes loans held for sale.
(2)  Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 and then allocate that approximation to the business operating segments based on economic capital.
Commercial Banking net income of $774 million increased $143 million, or 23%, from $631 million in the year ended 2016, as the benefit of a $195 million increase in total revenue and a $28 million decrease in provision for credit losses was partially offset by a $31 million increase in noninterest expense. Net interest income of $1.4 billion increased $123 million, or 10%, from $1.3 billion in the year ended 2016, reflecting a $2.8 billion increase in average loans and leases, improved loan and deposit spreads, and a $3.2 billion increase in average deposits.
Noninterest income of $538 million increased $72 million, or 15%, from $466 million in the year ended 2016, reflecting strength in capital markets, letter of credit and loan fees, card fees and foreign exchange and interest rate products, partially offset by runoff of the Asset Finance portfolio. Noninterest expense of $772 million increased $31 million, or 4%, from $741 million in the year ended 2016, largely driven by higher salaries and employee benefits, FDIC expense, software amortization and equipment expense, partially offset by a reduction in outside services. Provision for credit losses of $19 million decreased $28 million from the year ended 2016, driven by lower net charge-offs in 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(in millions)	2017	2016	Change	Percent
Net interest income	$111	$27	$84	NM
Noninterest income	91	148	(57)	(39)
Total revenue	202	175	27	15
Noninterest expense	109	64	45	70
Profit before provision for credit losses	93	111	(18)	(16)
Provision for credit losses	37	79	(42)	(53)
Income before income tax expense (benefit)	56	32	24	75
Income tax expense (benefit)	(370)	(37)	(333)	NM
Net income	$426	$69	$357	NM
Loans and leases (period-end)	$2,616	$3,282	($666)	(20)
Average Balances:
Total assets	$40,492	$39,636	$856	2%
Total loans and leases	2,946	2,999	(53)	(2)
Deposits	6,996	6,633	363	5
Interest-earning assets	30,258	29,457	801	3
Other net income of $426 million increased from $69 million in the year ended 2016, primarily driven by a $331 million benefit related to our deferred tax liability in connection with the December 2017 Tax Legislation. Results also reflected an increase of $84 million in net interest income and lower net charge-offs and a reserve build of $16 million in the year ended 2017, compared to a reserve build of $34 million in the year ended 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS — 2016 compared with 2015
Net Income
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2016			2015			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,931	$8	0.41%	$1,746	$5	0.29%	$185	12 bps
Taxable investment securities	24,643	584	2.37	24,649	621	2.52	(6)	(15)
Non-taxable investment securities	8	—	2.60	9	—	2.60	(1)	0
Total investment securities	24,651	584	2.37	24,658	621	2.52	(7)	(15)
Commercial	35,652	1,136	3.13	32,673	951	2.87	2,979	26
Commercial real estate	9,741	278	2.81	8,231	211	2.53	1,510	28
Leases	3,841	93	2.41	3,902	97	2.50	(61)	(9)
Total commercial	49,234	1,507	3.01	44,806	1,259	2.78	4,428	23
Residential mortgages	14,005	504	3.60	12,338	465	3.77	1,667	(17)
Home equity loans	2,180	123	5.64	3,025	163	5.38	(845)	26
Home equity lines of credit	14,402	457	3.18	14,958	441	2.95	(556)	23
Home equity loans serviced by others	867	62	7.11	1,117	77	6.94	(250)	17
Home equity lines of credit serviced by others	281	7	2.41	453	11	2.44	(172)	(3)
Automobile	13,953	411	2.94	13,516	372	2.75	437	19
Education(1)	5,558	282	5.08	3,313	167	5.03	2,245	5
Credit cards	1,620	181	11.22	1,621	178	10.97	(1)	25
Other retail	1,288	119	9.23	1,003	78	7.75	285	148
Total retail	54,154	2,146	3.96	51,344	1,952	3.80	2,810	16
Total loans and leases (2)	103,388	3,653	3.51	96,150	3,211	3.32	7,238	19
Loans held for sale, at fair value	425	15	3.40	301	10	3.47	124	(7)
Other loans held for sale	141	6	4.55	95	7	7.22	46	(267)
Interest-earning assets	130,536	4,266	3.25	122,950	3,854	3.12	7,586	13
Allowance for loan and lease losses	(1,227)			(1,196)			(31)
Goodwill	6,876			6,876			—
Other noninterest-earning assets	6,998			6,440			558
Total noninterest-earning assets	12,647			12,120			527
Total assets	$143,183			$135,070			$8,113
Liabilities and Stockholders’ Equity
Checking with interest	$19,320	$34	0.18%	$16,666	$19	0.11%	$2,654	7 bps
Money market accounts	37,106	133	0.36	35,401	115	0.32	1,705	4
Regular savings	8,691	4	0.04	8,057	2	0.03	634	1
Term deposits	12,696	99	0.78	12,424	101	0.82	272	(4)
Total interest-bearing deposits	77,813	270	0.35	72,548	237	0.33	5,265	2
Federal funds purchased and securities sold under agreements to repurchase (3)	947	2	0.22	3,364	16	0.46	(2,417)	(24)
Other short-term borrowed funds (4)	3,207	40	1.22	5,865	67	1.13	(2,658)	9
Long-term borrowed funds	10,472	196	1.86	4,479	132	2.95	5,993	(109)
Total borrowed funds	14,626	238	1.62	13,708	215	1.56	918	6
Total interest-bearing liabilities	92,439	508	0.55	86,256	452	0.52	6,183	3
Demand deposits	27,634			26,606			1,028
Other liabilities	3,165			2,671			494
Total liabilities	123,238			115,533			7,705
Stockholders’ equity	19,945			19,537			408
Total liabilities and stockholders’ equity	$143,183			$135,070			$8,113
Interest rate spread			2.70%			2.60%		10
Net interest income		$3,758			$3,402
Net interest margin			2.86%			2.75%		11 bps
Memo: Total deposits (interest-bearing and demand)	$105,447	$270	0.26%	$99,154	$237	0.24%	$6,293	2 bps
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
(2) Interest income and rates on loans include loan fees. Additionally, $1.1 billion of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2016 and 2015.
(3) Balances are net of certain short-term receivables associated with reverse repurchase agreements. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. The rate on federal funds purchased is elevated due to the impact from pay-fixed interest rate swaps that ran off in 2016. See “—Analysis of Financial Condition— Derivatives” for further information.
(4) The rate on Other short-term borrowed funds is elevated due to the impact from pay-fixed interest rate swaps. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $3.8 billion in 2016 increased $356 million, or 10%, compared to $3.4 billion in 2015, reflecting 8% average loan growth and the benefit of balance sheet optimization strategies and higher rates.
Average interest-earning assets of $130.5 billion increased $7.6 billion, or 6%, from 2015, driven by a $4.4 billion increase in average commercial loans, a $2.8 billion increase in average retail loans, and a $185 million increase in average interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in education, residential mortgage, automobile and other retail loan balances.
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

	Year Ended December 31,
	2016 Versus 2015
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$1	$2	$3
Taxable investment securities	—	(37)	(37)
Non-taxable investment securities	—	—	—
Total investment securities	—	(37)	(37)
Commercial	88	97	185
Commercial real estate	39	28	67
Leases	(2)	(2)	(4)
Total commercial	125	123	248
Residential mortgages	63	(24)	39
Home equity loans	(46)	6	(40)
Home equity lines of credit	(16)	32	16
Home equity loans serviced by others	(16)	1	(15)
Home equity lines of credit serviced by others	(5)	1	(4)
Automobile	12	27	39
Education	113	2	115
Credit cards	—	3	3
Other retail	22	19	41
Total retail	127	67	194
Total loans and leases	252	190	442
Loans held for sale, at fair value	4	1	5
Other loans held for sale	3	(4)	(1)
Total interest income	$260	$152	$412
Interest Expense
Checking with interest	$3	$12	$15
Money market accounts	5	13	18
Regular savings	1	1	2
Term deposits	2	(4)	(2)
Total interest-bearing deposits	11	22	33
Federal funds purchased and securities sold under agreements to repurchase	(11)	(3)	(14)
Other short-term borrowed funds	(30)	3	(27)
Long-term borrowed funds	177	(113)	64
Total borrowed funds	136	(113)	23
Total interest expense	147	(91)	56
Net interest income	$113	$243	$356

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(dollars in millions)	2016	2015	Change	Percent
Service charges and fees(1)	$522	$500	$22	4%
Card fees	203	232	(29)	(13)
Capital markets fees(1)	136	104	32	31
Trust and investment services fees	146	157	(11)	(7)
Letter of credit and loan fees(1)	112	110	2	2
Foreign exchange and interest rate products(1)	103	90	13	14
Mortgage banking fees	112	101	11	11
Securities gains, net	16	29	(13)	(45)
Other income (1)(2)	147	99	48	48
Noninterest income	$1,497	$1,422	$75	5%
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
Noninterest income of $1.5 billion in 2016, increased $75 million, or 5%, compared to 2015, largely driven by a $67 million pre-tax benefit from notable items in other income. Excluding the impact of these items, adjusted noninterest income* increased $8 million, or 1%, as strength in capital markets fees, service charges and fees and mortgage fees were partially offset by the impact of a reclassification of card reward costs, lower securities gains and trust and investment services fees. Capital market fees increased $32 million reflecting underlying business momentum and the benefit of enhanced product capabilities. Service charges increased $22 million, driven by both improved pricing and volume. Mortgage banking fees increased $11 million from 2015 levels that included higher MSR valuation gains driven by increased secondary origination volume and wider margins. Card fees decreased $29 million from 2015 results, which were $28 million higher given the reclassification of card reward costs.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense of $3.4 billion in 2016 increased $93 million, or 3%, compared to 2015 as the impact of higher salaries and employee benefits, amortization of software, equipment expense and outside services expense was partially offset by lower occupancy and other operating expense. Results in 2016 reflected the impact of $36 million of notable items compared with $50 million of restructuring charges and special items in 2015. Excluding the impact of restructuring charges, special items and notable items, adjusted noninterest expense* increased $107 million, driven by higher salaries and employee benefits as the impact of continued investment in strategic growth initiatives and revenue based incentives were partially offset by the benefit of our efficiency initiatives. Results also reflect increased software amortization expense, outside services expense and equipment expense, partially offset by lower other operating expense.
Income Tax Expense
Income tax expense was $489 million and $423 million in 2016 and 2015, respectively. This resulted in an effective tax rate of 31.9% and 33.5% in 2016 and 2015, respectively. The decrease in the effective income tax rate from 2015 to 2016 was primarily attributable to the impact of federal and state tax credits.

At December 31, 2016, we reported a net deferred tax liability of $714 million, compared to a $730 million liability at December 31, 2015. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives arising during the period largely offset by the tax effect of current year timing adjustments. For further discussion, see Note 22 “Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

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
(1) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.”
(2) Ratios include loans and leases held for sale.
(3) Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the segments based on economic capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We operate our business through two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business-line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses, including income tax expense. Residual assets, liabilities, capital and their related revenues, provision for credit losses and expenses are attributed to Other. For further information, see “—Results of Operations - 2017 compared with 2016 — Business Operating Segments.”
Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	Change		Percent
Net interest income	$2,443	$2,198	$245		11%
Noninterest income	883	910	(27)		(3)
Total revenue	3,326	3,108	218		7
Noninterest expense	2,547	2,456	91		4
Profit before provision for credit losses	779	652	127		19
Provision for credit losses	243	252	(9)		(4)
Income before income tax expense	536	400	136		34
Income tax expense	191	138	53		38
Net income	$345	$262	$83		32
Loans and loans held for sale (year-end)	$57,383	$53,344	$4,039		8
Average Balances:
Total assets	$56,388	$52,848	$3,540		7%
Loans and leases and loans held for sale	55,052	51,484	3,568		7
Deposits	72,003	69,748	2,255		3
Interest-earning assets	55,101	51,525	3,576		7
Key Performance Metrics:
Net interest margin	4.43%	4.27%	16	bps	—
Efficiency ratio	76.57	79.02	(245	) bps	—
Period-end loans to deposits ratio (1)	77.33	74.53	280	bps	—
Average loans to average deposits ratio (1)	76.46	73.81	265	bps	—
Return on average total tangible assets	0.61	0.50	11	bps	—
Return on average tangible common equity (2)	6.68	5.53	115	bps	—
(1) Ratios include loans and leases held for sale.
(2) Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the business operating segments based on economic capital.
Consumer Banking net income of $345 million in 2016 increased $83 million, or 32%, from 2015, reflecting an increase in total revenue, partially offset by an increase in noninterest expense.
Consumer Banking total revenue of $3.3 billion in 2016 increased $218 million from 2015, as net interest income increased driven by loan and deposit growth.
Net interest income of $2.4 billion increased 11% from 2015, driven by the benefit of $3.6 billion average loan growth, reflecting growth in education, residential mortgage, auto and other retail loans as well as improved loan yields.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2016	2015	Change		Percent
Net interest income	$1,288	$1,162	$126		11%
Noninterest income	466	415	51		12
Total revenue	1,754	1,577	177		11
Noninterest expense	741	709	32		5
Profit before provision for credit losses	1,013	868	145		17
Provision for credit losses	47	(13)	60		NM
Income before income tax expense	966	881	85		10
Income tax expense	335	302	33		11
Net income	$631	$579	$52		9
Loans and leases and loans held for sale (year-end)	$47,629	$42,987	$4,642		11
Average Balances:
Total assets	$47,159	$42,800	$4,359		10%
Loans and leases and loans held for sale	45,903	41,593	4,310		10
Deposits	26,811	23,473	3,338		14
Interest-earning assets	45,978	41,689	4,289		10
Key Performance Metrics:
Net interest margin	2.80%	2.79%	1	bps
Efficiency ratio	42.26	44.94	(268	) bps
Period-end loans to deposits ratio (1)	166.25	172.59	(634	) bps
Average loans to average deposits ratio (1)	171.21	177.19	(598	) bps
Return on average total tangible assets	1.34	1.35	(1	) bps
Return on average tangible common equity (2)	12.44	12.41	3	bps

(1) Ratios include both loans and leases held for sale.
(2) Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. We approximate that regulatory capital is equivalent to a sustainable target level for CET1 capital and then allocate that approximation to the business operating segments based on economic capital.
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
As mentioned previously, Other includes the non-core portfolio. Non-core assets of $2.8 billion as of December 31, 2016 increased $422 million, or 18%, from December 31, 2015. These results were driven by a $909 million increase in total commercial non-core loans related to the transfer of a $1.2 billion lease and loan portfolio tied to legacy The Royal Bank of Scotland Group plc aircraft leasing borrowers that we placed in runoff following a review of Asset Finance in third quarter 2016. The increase in commercial non-core loans was partially offset by a $616 million decrease in total retail non-core loans.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	December 31, 2017		December 31, 2016		December 31, 2015		Change in Fair Value from 2017-2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury and other	$12	$12	$30	$30	$16	$16	($18)	(60%)
State and political subdivisions	6	6	8	8	9	9	(2)	(25)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,065	19,828	19,231	19,045	17,234	17,320	783	4
Other/non-agency	311	311	427	401	555	522	(90)	(22)
Total mortgage-backed securities	20,376	20,139	19,658	19,446	17,789	17,842	693	4
Total debt securities	20,394	20,157	19,696	19,484	17,814	17,867	673	3
Marketable equity securities	—	—	5	5	5	5	(5)	(100)
Other equity securities	—	—	12	12	12	12	(12)	(100)
Total equity securities	—	—	17	17	17	17	(17)	(100)
Total securities available for sale	$20,394	$20,157	$19,713	$19,501	$17,831	$17,884	$656	3%
Securities Held to Maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,853	$3,814	$4,126	$4,094	$4,105	$4,121	($280)	(7%)
Other/non-agency	832	854	945	964	1,153	1,176	(110)	(11)
Total securities held to maturity	$4,685	$4,668	$5,071	$5,058	$5,258	$5,297	($390)	(8%)
Other Investment Securities, at Fair Value:
Money market mutual fund	$165	$165	$91	$91	$65	$65	$74	81%
Other investments	4	4	5	5	5	5	(1)	(20)
Total other investment securities, at fair value	$169	$169	$96	$96	$70	$70	$73	76%
Other Investment Securities, at Cost:
Federal Reserve Bank stock	$463	$463	$463	$463	$468	$468	$—	—%
Federal Home Loan Bank stock	252	252	479	479	395	395	(227)	(47)
Other equity securities	7	7	—	—	—	—	7	100
Total other investment securities, at cost	$722	$722	$942	$942	$863	$863	($220)	(23%)

As of December 31, 2017, the fair value of the AFS and HTM securities portfolio increased $266 million to $24.8 billion, compared with $24.6 billion as of December 31, 2016, primarily driven by net purchases of $295 million in securities that were bought for liquidity management purposes.
As of December 31, 2017, the portfolio’s average effective duration was 3.9 years compared with 4.3 years as of December 31, 2016. Lower year-end primary mortgage rates, which increased estimated prepayment speeds, and the passage of time, reduced the duration on mortgage backed securities. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.
The securities portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent 92% of the securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs. This has become increasingly important due to the enhanced liquidity requirements of the liquidity

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

coverage ratio and the liquidity stress test. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I, Item 1 — Business, included in this report.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	As of December 31, 2017
	Distribution of Maturities
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
Debt securities available for sale:
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	261	1,067	18,737	20,065
Other/non-agency	1	21	—	289	311
Total debt securities available for sale	13	282	1,067	19,032	20,394
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,853	3,853
Other/non-agency	—	—	—	832	832
Total debt securities held to maturity	—	—	—	4,685	4,685
Total amortized cost of debt securities (1)	$13	$282	$1,067	$23,717	$25,079
Weighted-average yield (2)	1.68%	2.11%	2.31%	2.50%	2.49%
(1) As of December 31, 2017, no investments exceeded 10% of stockholders’ equity.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the composition of loans and leases, including non-core loans, as of:

	December 31,					Change from 2017-2016
(in millions)	2017	2016	2015	2014	2013	$	%
Commercial	$37,562	$37,274	$33,264	$31,431	$28,667	$288	1%
Commercial real estate	11,308	10,624	8,971	7,809	6,948	684	6
Leases	3,161	3,753	3,979	3,986	3,780	(592)	(16)
Total commercial loans and leases	52,031	51,651	46,214	43,226	39,395	380	1
Residential mortgages	17,045	15,115	13,318	11,832	9,726	1,930	13
Home equity loans	1,392	1,858	2,557	3,424	4,301	(466)	(25)
Home equity lines of credit	13,483	14,100	14,674	15,423	15,667	(617)	(4)
Home equity loans serviced by others	542	750	986	1,228	1,492	(208)	(28)
Home equity lines of credit serviced by others	149	219	389	550	679	(70)	(32)
Automobile	13,204	13,938	13,828	12,706	9,397	(734)	(5)
Education(1)	8,134	6,610	4,359	2,256	2,208	1,524	23
Credit cards	1,848	1,691	1,634	1,693	1,691	157	9
Other retail	2,789	1,737	1,083	1,072	1,303	1,052	61
Total retail loans	58,586	56,018	52,828	50,184	46,464	2,568	5
Total loans and leases	$110,617	$107,669	$99,042	$93,410	$85,859	$2,948	3%
(1) During first quarter 2017, student loans were renamed “education” loans. For further information see Note 1 “Basis of Presentation” to our audited Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplementary Data, included in this report.

Total loans and leases of $110.6 billion as of December 31, 2017, increased $2.9 billion, or 3%, from $107.7 billion as of December 31, 2016, reflecting growth in commercial and retail products. Total commercial loans and leases of $52.0 billion increased $380 million, or 1%, from $51.7 billion as of December 31, 2016, reflecting commercial loan growth of $288 million and commercial real estate loan growth of $684 million, partially offset by the decline of $592 million in leases. The change in commercial loans also reflected the impact of the second quarter 2017 sale of $596 million of lower-return, non-strategic commercial loans and leases associated with balance sheet optimization initiatives. Total retail loans of $58.6 billion increased $2.6 billion, or 5%, from $56.0 billion as of December 31, 2016, largely driven by a $1.5 billion increase in education loans and a $1.9 billion increase in residential mortgages, partially offset by lower home equity and auto balances.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
The following table is a summary of loans and leases by remaining maturity or repricing date:

	December 31, 2017
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial	$32,953	$3,012	$1,597	$37,562
Commercial real estate	11,104	104	100	11,308
Leases	605	1,879	677	3,161
Total commercial loans and leases	44,662	4,995	2,374	52,031
Residential mortgages	1,248	1,501	14,296	17,045
Home equity loans	385	236	771	1,392
Home equity lines of credit	12,822	155	506	13,483
Home equity loans serviced by others	1	509	32	542
Home equity lines of credit serviced by others	149	—	—	149
Automobile	145	8,106	4,953	13,204
Education	14	763	7,357	8,134
Credit cards	1,538	310	—	1,848
Other retail	568	1,524	697	2,789
Total retail loans	16,870	13,104	28,612	58,586
Total loans and leases	$61,532	$18,099	$30,986	$110,617
Loans and leases due after one year at fixed interest rates		$14,628	$20,824	$35,452
Loans and leases due after one year at variable interest rates		3,471	10,162	13,633
Loan and Lease Concentrations
At December 31, 2017, we did not identify any concentration of loans and leases exceeding 10% of total loans and leases that were not otherwise disclosed as a category of loans and leases. For further information on how we manage concentration exposures, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

Non-Core Assets
The table below presents the composition of our non-core assets:

	December 31,
(in millions)	2017	2016	Change	Percent
Commercial	$56	$144	($88)	(61%)
Commercial real estate	19	59	(40)	(68)
Leases	752	874	(122)	(14)
Total commercial loans and leases	827	1,077	(250)	(23)
Residential mortgages	136	173	(37)	(21)
Home equity loans	40	45	(5)	(11)
Home equity lines of credit	30	50	(20)	(40)
Home equity loans serviced by others	542	750	(208)	(28)
Home equity lines of credit serviced by others	149	219	(70)	(32)
Education	254	291	(37)	(13)
Total retail loans	1,151	1,528	(377)	(25)
Total non-core loans	1,978	2,605	(627)	(24)
Other assets	112	155	(43)	(28)
Total non-core assets	$2,090	$2,760	($670)	(24%)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.1 billion as of December 31, 2017 decreased $670 million, or 24%, from December 31, 2016.
Retail non-core loan balances of $1.2 billion decreased $377 million, or 25%, compared to December 31, 2016. The largest component of our retail non-core portfolio is the home equity SBO portfolio, which totaled $691 million as of December 31, 2017, compared to $969 million as of December 31, 2016. The SBO portfolio represented 2% of the retail real estate secured portfolio and 1% of the overall retail loan portfolio as of December 31, 2017. The SBO portfolio is a liquidating portfolio consisting of pools of home equity loans and lines of credit purchased between 2003 and 2007. Although our SBO portfolio consists of loans that were initially serviced by others, we now service a portion of this portfolio internally. SBO balances serviced externally totaled $372 million and $505 million as of December 31, 2017 and 2016, respectively.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 709 and CLTV of 81% as of December 31, 2017. The proportion of the portfolio in a second lien position was 97%, with 70% of the portfolio in out-of-footprint geographies. SBO net recoveries of $5 million in 2017 reflected a $30 million improvement from 2016, driven by continued portfolio seasoning, recoveries from aged charge-offs, and balance liquidation.
Commercial non-core loan and lease balances of $827 million decreased $250 million, or 23%, from $1.1 billion as of December 31, 2016. The largest component of our commercial non-core portfolio is an aircraft-related loan and lease portfolio tied to legacy-Royal Bank of Scotland Group plc aircraft leasing borrowers, which totaled $752 million as of December 31, 2017 and $917 million as of December 31, 2016. During second quarter 2017, we recorded a $26 million pre-tax impairment write-down largely related to certain large-cabin aircraft lease assets primarily in the non-core portfolio.
Allowance for Credit Losses and Nonperforming Assets
The allowance for credit losses, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Summary of Loan and Lease Loss Experience
The following table presents a summary of the changes to our ALLL:

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Allowance for Loan and Lease Losses — Beginning:
Commercial	$516	$376	$388	$361	$379
Commercial real estate	99	111	61	78	111
Leases	48	23	23	24	19
Qualitative (1)	—	86	72	35	—
Total commercial loans and leases	663	596	544	498	509
Residential mortgages	55	46	63	104	74
Home equity loans	24	39	50	85	82
Home equity lines of credit	139	132	152	159	107
Home equity loans serviced by others	15	29	47	85	146
Home equity lines of credit serviced by others	4	3	11	18	32
Automobile	127	106	58	23	30
Education	102	96	93	83	75
Credit cards	74	60	68	72	65
Other retail	33	28	32	34	46
Qualitative (1)	—	81	77	60	—
Total retail loans	573	620	651	723	657
Unallocated (1) (Eliminated in 2013)	—	—	—	—	89
Total allowance for loan and lease losses — beginning	$1,236	$1,216	$1,195	$1,221	$1,255

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Gross Charge-offs:
Commercial	($62)	($56)	($30)	($31)	($72)
Commercial real estate	(13)	(14)	(6)	(12)	(36)
Leases	—	(9)	—	—	—
Total commercial loans and leases	(75)	(79)	(36)	(43)	(108)
Residential mortgages	(11)	(21)	(22)	(36)	(54)
Home equity loans	(11)	(16)	(34)	(55)	(77)
Home equity lines of credit	(34)	(43)	(59)	(80)	(102)
Home equity loans serviced by others	(15)	(38)	(32)	(55)	(119)
Home equity lines of credit serviced by others	(5)	(12)	(14)	(12)	(27)
Automobile	(181)	(160)	(117)	(41)	(19)
Education	(59)	(52)	(51)	(54)	(74)
Credit cards	(61)	(58)	(59)	(64)	(68)
Other retail	(60)	(57)	(56)	(53)	(55)
Total retail loans	(437)	(457)	(444)	(450)	(595)
Total gross charge-offs	($512)	($536)	($480)	($493)	($703)
Gross Recoveries:
Commercial	$37	$21	$18	$35	$46
Commercial real estate	3	12	31	23	40
Leases	—	—	—	—	1
Total commercial loans and leases	40	33	49	58	87
Residential mortgages	6	9	12	11	10
Home equity loans	13	18	11	24	26
Home equity lines of credit	16	18	18	15	19
Home equity loans serviced by others	18	19	17	21	23
Home equity lines of credit serviced by others	7	6	8	5	5
Automobile	73	65	49	20	12
Education	15	11	12	9	13
Credit cards	7	8	8	7	7
Other retail	12	14	12	—	—
Total retail loans	167	168	147	112	115
Total gross recoveries	$207	$201	$196	$170	$202
Net (Charge-offs)/Recoveries:
Commercial	($25)	($35)	($12)	$4	($26)
Commercial real estate	(10)	(2)	25	11	4
Leases	—	(9)	—	—	1
Total commercial loans and leases	(35)	(46)	13	15	(21)
Residential mortgages	(5)	(12)	(10)	(25)	(44)
Home equity loans	2	2	(23)	(31)	(51)
Home equity lines of credit	(18)	(25)	(41)	(65)	(83)
Home equity loans serviced by others	3	(19)	(15)	(34)	(96)
Home equity lines of credit serviced by others	2	(6)	(6)	(7)	(22)
Automobile	(108)	(95)	(68)	(21)	(7)
Education	(44)	(41)	(39)	(45)	(61)
Credit cards	(54)	(50)	(51)	(57)	(61)
Other retail	(48)	(43)	(44)	(53)	(55)
Total retail loans	(270)	(289)	(297)	(338)	(480)
Total net (charge-offs)/recoveries	($305)	($335)	($284)	($323)	($501)
Ratio of net charge-offs to average loans and leases	(0.28%)	(0.32%)	(0.30%)	(0.36%)	(0.59%)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Provision for Loan and Lease Losses:
Commercial	$50	$117	$—	$23	$13
Commercial real estate	32	(17)	25	(28)	(36)
Leases	(25)	34	—	(1)	4
Qualitative (1)	—	(21)	14	37	—
Total commercial loans and leases	57	113	39	31	(19)
Residential mortgages	(6)	8	(7)	(16)	53
Home equity loans	(7)	(22)	12	(4)	32
Home equity lines of credit	(34)	9	21	58	85
Home equity loans serviced by others	(6)	(1)	(3)	(4)	35
Home equity lines of credit serviced by others	(2)	6	(2)	—	8
Automobile	120	99	116	56	—
Education	62	21	42	55	69
Credit cards	52	53	43	53	71
Other retail	69	42	40	51	43
Qualitative (1)	—	27	4	17	—
Total retail loans	248	242	266	266	396
Unallocated(1) (Eliminated in 2013)	—	—	—	—	103
Total provision for loan and lease losses	$305	$355	$305	$297	$480
Transfers - General Allowance to Qualitative Allowance: (1)
Commercial loans and leases	$—	$—	$—	$—	$35
Retail loans	—	—	—	—	60
Unallocated(1) (Eliminated in 2013)	—	—	—	—	(95)
Total Transfers	$—	$—	$—	$—	$—
Retail Emergence Period Change: (2)
Residential mortgages	$—	$—	$—	$—	$21
Home equity loans	—	—	—	—	22
Home equity lines of credit	—	—	—	—	53
Total retail loans	—	—	—	—	96
Unallocated(1) (Eliminated in 2013)	—	—	—	—	(96)
Total emergence period change	$—	$—	$—	$—	$96
Sale/Other:
Commercial	$—	$—	$—	$—	($5)
Commercial real estate	—	—	—	—	(1)
Leases	—	—	—	—	—
Total commercial loans and leases	—	—	—	—	(6)
Residential mortgages	—	—	—	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	(3)
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Education	—	—	—	—	—
Credit cards	—	—	—	—	(3)
Other retail	—	—	—	—	—
Total retail loans	—	—	—	—	(6)
Unallocated(1) (Eliminated in 2013)	—	—	—	—	(1)
Total sale/other	$—	$—	$—	$—	($13)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Total Allowance for Loan and Lease Losses — Ending:
Commercial	541	458	$376	$388	$361
Commercial real estate	121	92	111	61	78
Leases	23	48	23	23	24
Qualitative (1)	—	65	86	72	35
Total commercial loans and leases	685	663	596	544	498
Residential mortgages	44	42	46	63	104
Home equity loans	19	19	39	50	85
Home equity lines of credit	87	116	132	152	159
Home equity loans serviced by others	12	9	29	47	85
Home equity lines of credit serviced by others	4	3	3	11	18
Automobile	139	110	106	58	23
Education	120	76	96	93	83
Credit cards	72	63	60	68	72
Other retail	54	27	28	32	34
Qualitative (1)	—	108	81	77	60
Total retail loans	551	573	620	651	723
Unallocated (1) (Eliminated in 2013)	—	—	—	—	—
Total allowance for loan and lease losses — ending	$1,236	$1,236	$1,216	$1,195	$1,221
Reserve for Unfunded Lending Commitments — Beginning	$72	$58	$61	$39	$40
Provision for unfunded lending commitments	16	14	(3)	22	(1)
Reserve for unfunded lending commitments — ending	$88	$72	$58	$61	$39
Total Allowance for Credit Losses — Ending	$1,324	$1,308	$1,274	$1,256	$1,260
(1) As discussed in Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, the ALLL is reviewed separately for commercial and retail loans, and the ALLL for each includes an adjustment for a qualitative allowance that includes certain risks, factors and events that might not be measured in the statistical analysis. As a result of this adjustment, the unallocated allowance was absorbed into the separately measured commercial and retail qualitative allowance during 2013. As of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The qualitative allowance is presented within each loan class beginning in 2017, and prior periods have not been reclassified to conform to the current presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Allocation of the Allowance for Loan and Lease Losses
The following table presents an allocation of the ALLL by class and the percent of each class of loans and leases to the total loans and leases:

	December 31,
(dollars in millions)	2017		2016		2015		2014		2013
Commercial	$541	34%	$458	35%	$376	34%	$388	34%	$361	33%
Commercial real estate	121	10	92	10	111	9	61	8	78	8
Leases	23	3	48	3	23	4	23	4	24	5
Qualitative(1)	—	N/A	65	N/A	86	N/A	72	N/A	35	N/A
Total commercial loans and leases	685	47	663	48	596	47	544	46	498	46
Residential mortgages	44	15	42	14	46	13	63	13	104	11
Home equity loans	19	1	19	2	39	3	50	4	85	5
Home equity lines of credit	87	12	116	13	132	15	152	16	159	18
Home equity loans serviced by others	12	1	9	1	29	1	47	1	85	2
Home equity lines of credit serviced by others	4	—	3	—	3	—	11	1	18	1
Automobile	139	12	110	13	106	14	58	14	23	11
Education	120	7	76	6	96	4	93	2	83	3
Credit cards	72	2	63	1	60	2	68	2	72	2
Other retail	54	3	27	2	28	1	32	1	34	1
Qualitative(1)	—	N/A	108	N/A	81	N/A	77	N/A	60	N/A
Total retail loans	551	53	573	52	620	53	651	54	723	54
Total loans and leases	$1,236	100%	$1,236	100%	$1,216	100%	$1,195	100%	$1,221	100%
(1) The qualitative allowance is presented within each loan class beginning in 2017, and prior periods have not been reclassified to conform to the current presentation.

The allowance for credit losses totaled $1.3 billion at December 31, 2017 and 2016. The ALLL represented 1.12% of total loans and leases and 142% of nonperforming loans and leases as of December 31, 2017 compared with 1.15% and 118%, respectively, as of December 31, 2016.
Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and a broadly stable risk profile in the commercial loans and leases portfolios. Nonperforming loans and leases of $871 million as of December 31, 2017 decreased $174 million from December 31, 2016, driven by a $122 million decrease in commercial nonperforming loans, mainly due to a reduction in commodities-related credits, and a $52 million decrease in retail nonperforming loans, largely reflecting a $74 million decrease in real estate secured categories, partially offset by a $20 million increase in auto. Net charge-offs of $305 million decreased $30 million, or 9%, from $335 million in 2016. Net charge-offs as a percentage of total average loans of 0.28% decreased four basis points compared to 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Risk Elements
The following table presents a summary of nonaccrual, past due and restructured loans and leases by class:

	December 31,
(in millions)	2017	2016	2015	2014	2013
Nonaccrual loans and leases
Commercial	$238	$322	$70	$113	$96
Commercial real estate	27	50	77	50	169
Leases	—	15	—	—	—
Total commercial loans and leases	265	387	147	163	265
Residential mortgages	128	144	331	345	382
Home equity loans	72	98	135	203	266
Home equity lines of credit	233	243	272	257	333
Home equity loans serviced by others	25	32	38	47	59
Home equity lines of credit serviced by others	18	33	32	25	30
Automobile	70	50	42	21	16
Education	38	38	35	11	3
Credit cards	17	16	16	16	19
Other retail	5	4	3	5	10
Total retail loans	606	658	904	930	1,118
Total nonaccrual loans and leases	$871	$1,045	$1,051	$1,093	$1,383
Loans and leases that are accruing and 90 days or more delinquent
Commercial	5	2	1	1	—
Commercial real estate	3	—	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	8	2	1	1	—
Residential mortgages	16	18	—	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Education	3	5	6	6	31
Credit cards	—	—	—	1	2
Other retail	5	1	2	—	—
Total retail loans	24	24	8	7	33
Total accruing and 90 days or more delinquent	32	26	9	8	33
Total	$903	$1,071	$1,060	$1,101	$1,416
Troubled debt restructurings (1)	$629	$633	$909	$955	$777
(1) TDR balances reported in this line item consist of only those TDRs not reported in the nonaccrual loan or accruing and 90 days or more delinquent loan categories. Thus, only those TDRs that are in compliance with their modified terms and not past due, or those TDRs that are past due 30-89 days and still accruing are included in the TDR balances listed above.
Potential Problem Loans and Leases
At December 31, 2017, we did not identify any potential problem loans or leases within the portfolio that were not already included in “—Risk Elements.” Potential problem loans or leases consist of loans and leases where information about a borrower’s possible credit problems cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.

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
Nonperforming commercial loans and leases decreased $122 million to $265 million as of December 31, 2017 from $387 million as of December 31, 2016, largely tied to commodities-related credits. As of December 31, 2017, total commercial nonperforming loans were 0.5% of the commercial loan portfolio compared to 0.7% as of December 31, 2016. Total 2017 commercial loan and lease portfolio net charge-offs of $35 million decreased from $46 million in 2016, largely reflecting higher recovery levels.
Total commercial criticized loans and leases of $2.8 billion, or 5.4% of total loans and leases as of December 31, 2017 decreased from $2.9 billion, or 5.6%, at December 31, 2016. Commercial criticized balances of $2.1 billion, or 5.7% of commercial loans, as of December 31, 2017, decreased from $2.3 billion, or 6.1%, as of December 31, 2016, largely driven by commodities-related credits. Commercial real estate criticized balances of $602 million, or 5.3% of the commercial real estate portfolio, increased from $478 million, or 4.5%, as of December 31, 2016, driven by multi-family and office property types. Commercial criticized loans represented 75% of total criticized loans as of December 31, 2017 compared to 78% as of December 31, 2016. Commercial real estate accounted for 21% of total criticized loans as of December 31, 2017 compared to 16% as of December 31, 2016.
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
The credit composition of our retail loan portfolio at December 31, 2017 reflected an average refreshed FICO score of 762, which was slightly improved compared to December 31, 2016. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property, and was 59% as of December 31, 2017 and 62% as of December 31, 2016. Retail asset quality continued to improve with a net charge-off rate of 0.47% for the year ended December 31, 2017, a decrease of six basis points from the year ended December 31, 2016, driven by improving asset quality and shift in portfolio mix.
HELOC Payment Shock
We monitor the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest beginning at a certain date in the future. To help manage this potential exposure, we launched a comprehensive program in September 2013, designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
As of December 31, 2017, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 94% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 3% had been charged off. As of December 31, 2017, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 2% had been charged off. As of December 31, 2017, for the $730 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2017, 94% of the balances had been refinanced, paid off or were current on payments, 5% were past due and 1% had been charged off.
As of December 31, 2017, a total of $1.0 billion of HELOC balances were scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest in 2018. For the $3.2 billion HELOC portfolio scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

January 1, 2018 and December 31, 2021, 49% was secured by a first lien, with a weighted-average FICO score of the borrowers of 763 and a LTV ratio of 56%. These results compare to the total HELOC portfolio of $13.6 billion that was 51% secured by a first lien, with a weighted-average FICO score of the borrowers of 768 and a LTV ratio of 58%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
As of December 31, 2017, $761 million of retail loans were classified as TDRs, compared with $799 million as of December 31, 2016. The decrease was in part, attributable to a fourth quarter 2017 TDR loan sale of $78 million. As of December 31, 2017, $211 million of retail TDRs were in nonaccrual status with 51% current with payments, an improvement compared to $233 million in nonaccrual status with 55% current on payments at December 31, 2016. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
The following tables present an aging of our retail TDRs:

	December 31, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$88	$17	$5	$41	$151
Home equity loans	95	7	2	17	121
Home equity lines of credit	158	11	3	25	197
Home equity loans serviced by others	45	3	1	2	51
Home equity lines of credit serviced by others	8	—	—	1	9
Automobile	19	2	1	1	23
Education	163	5	3	4	175
Credit cards	22	1	1	1	25
Other retail	9	—	—	—	9
Total	$607	$46	$16	$92	$761

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2016
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$115	$12	$5	$46	$178
Home equity loans	116	8	3	18	145
Home equity lines of credit	164	7	4	21	196
Home equity loans serviced by others	53	3	1	3	60
Home equity lines of credit serviced by others	6	—	—	3	9
Automobile	17	1	1	—	19
Education	148	3	2	2	155
Credit cards	23	1	1	1	26
Other retail	11	—	—	—	11
Total	$653	$35	$17	$94	$799

The following tables present the accrual status of our retail TDRs:

	December 31, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$98	$53	$151
Home equity loans	86	35	121
Home equity lines of credit	128	69	197
Home equity loans serviced by others	38	13	51
Home equity lines of credit serviced by others	4	5	9
Automobile	12	11	23
Education	152	23	175
Credit cards	24	1	25
Other retail	8	1	9
Total	$550	$211	$761

	December 31, 2016
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$117	$61	$178
Home equity loans	102	43	145
Home equity lines of credit	126	70	196
Home equity loans serviced by others	43	17	60
Home equity lines of credit serviced by others	4	5	9
Automobile	10	9	19
Education	128	27	155
Credit cards	25	1	26
Other retail	11	—	11
Total	$566	$233	$799

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(in millions)	For the Year Ended December 31, 2017
Gross amount of interest income that would have been recorded (1)	$121
Interest income actually recognized	7
Total interest income foregone	$114

(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

Cross-Border Outstandings

Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency.

As of December 31, 2017, 2016 and 2015, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.
Derivatives
In the normal course of business, we enter into a variety of derivative transactions in order to meet the financing needs of our customers, and to reduce our exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, forward sale contracts and purchase options. The assets and liabilities for derivatives on the Consolidated Balance Sheets reflect the market value of these transactions. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading, or other purposes. We monitor the results of each transaction to ensure that management’s intent is satisfied. We do not use derivatives for speculative purposes. For additional information regarding our derivative instruments, see Note 13 “Derivatives” in our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
The table below presents our derivative assets and liabilities.

	December 31, 2017			December 31, 2016
(in millions)	Notional Amount (1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$13,300	$—	$—	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	80,180	538	379	54,656	557	452
Foreign exchange contracts	9,882	148	149	8,039	134	126
Other contracts	1,039	7	5	1,498	16	7
Total derivatives not designated as hedging instruments		693	533		707	585
Gross derivative fair values		693	533		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(72)	(72)		(106)	(106)
Less: Cash collateral applied (3)		(4)	(151)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$617	$310		$627	$659
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
(3) Amounts represent the impact of enforceable master netting agreements that allow us to net settle positive and negative positions.

At December 31, 2017, the total derivative net asset value decreased $10 million and the total net liability value decreased by $349 million from December 31, 2016 driven by a change in the presentation of variation margin payments in the Consolidated Balance Sheets in 2017. Effective January 3, 2017, variation margin payments made on certain centrally-cleared derivative contracts were classified as settlement of those derivatives rather than the

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

posting of collateral. As a result of this change, on a prospective basis we modified our balance sheet presentation of certain interest rate swaps in 2017, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, these variation margin balances were characterized as collateral. Variation margin balances characterized as collateral are reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.
Derivatives designated as hedging instruments
We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating rate assets and floating rate wholesale funding, and to hedge market risk on fixed rate capital markets debt issuances. The table below summarizes the related hedging activities.

	December 31, 2017				December 31, 2016
(dollars in millions)	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg
Receive-fixed:
Cash flow - floating rate commercial loans(1)	$7,600	2.98	1mL	(0.92% - 1.87%)	$6,350	4.65	1mL	(0.88% - 1.84%)
Fair value - senior debt issuance(2)	5,200	2.36	3mL	(1.06% - 1.92%)	4,000	2.59	3mL	(1.06% - 1.66%)
Total receive-fixed	12,800				10,350
Pay-fixed:
Cash flow - floating rate wholesale funding(3)	500	1.01	1mL	1.32%	3,000	2.82	1mL	(0.91% - 1.98%)
Total pay-fixed	500				3,000
Total	$13,300				$13,350
(1) We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating rate assets.
(2) We use receive-fixed swaps to hedge market risk on fixed rate capital markets debt issuances.
(3) We use pay-fixed swaps to hedge floating rate wholesale funding.

During 2017, we increased our hedge position related to our floating rate commercial loans through the net addition of $1.3 billion in receive-fixed swaps to limit our exposure to declining interest rates. An additional $1.2 billion in receive-fixed swap were entered into during the year related to the fixed rate senior term debt issued. This further reduced our exposure to declining interest rates. We also reduced our position by a net $2.5 billion in pay-fixed swaps during the year related to our floating rate wholesale funding activities.
Derivatives not designated as hedging instruments
    We enter into derivative contracts (including foreign exchange contracts and interest rate contracts) for the benefit of commercial customers and other business purposes. We economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable and independent counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. Our exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures. We also uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan activities, including residential loan commitment rate locks.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits
The table below presents the major components of our deposits:

	December 31,
(in millions)	2017	2016	Change	Percent
Demand	$29,279	$28,472	$807	3%
Checking with interest	22,229	20,714	1,515	7
Regular savings	9,518	8,964	554	6
Money market accounts	37,454	38,176	(722)	(2)
Term deposits	16,609	13,478	3,131	23
Total deposits	$115,089	$109,804	$5,285	5%

Total deposits as of December 31, 2017, increased $5.3 billion, or 5% to $115.1 billion compared to $109.8 billion and reflected particular strength in term deposits, checking with interest, demand deposits and regular savings products.
The following table presents the average balances and average interest rates paid for deposits.

	For the Year Ended December 31,
	2017		2016		2015
(dollars in millions)	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Noninterest-bearing demand deposits (1)	$28,134	—	$27,634	—	$26,606	—
Checking with interest	$21,458	0.37%	$19,320	0.18%	$16,666	0.11%
Money market accounts	37,450	0.53	37,106	0.36	35,401	0.32
Regular savings	9,384	0.04	8,691	0.04	8,057	0.03
Term deposits	15,448	1.04	12,696	0.78	12,424	0.82
Total interest-bearing deposits (1)	$83,740	0.53%	$77,813	0.35%	$72,548	0.33%
(1) The aggregate amount of deposits by foreign depositors in domestic offices was $1.0 billion, $1.4 billion and $1.1 billion as of December 31, 2017, 2016 and 2015.

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

	December 31,
(in millions)	2017	2016	Change	Percent
Federal funds purchased	$460	$533	($73)	(14%)
Securities sold under agreements to repurchase	355	615	(260)	(42)
Other short-term borrowed funds	1,856	3,211	(1,355)	(42)
Total short-term borrowed funds	$2,671	$4,359	($1,688)	(39%)
Short-term borrowed funds of $2.7 billion as of December 31, 2017, decreased $1.7 billion from December 31, 2016. The decrease resulted from a reduction of $1.4 billion in short-term FHLB advances included in other short-term borrowed funds and a $260 million decrease in customer repurchase agreements.
    Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $9.4 billion and $13.4 billion at December 31, 2017 and 2016, respectively. Our available FHLB borrowing capacity was $8.0 billion and $2.8 billion at December 31, 2017 and 2016, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At December 31, 2017, our unused secured borrowing capacity was approximately $41.2 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(in millions, except ratio data)	2017	2016	2015
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.74%	0.26%	0.15%
Other short-term borrowed funds	1.72	0.94	0.44
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,174	$1,522	$5,375
Other short-term borrowed funds	3,508	5,461	7,004
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$776	$947	$3,364
Other short-term borrowed funds	2,321	3,207	5,865
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.36%	0.09%	0.22%
Other short-term borrowed funds	1.32	0.64	0.28
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

	December 31,
(in millions)	2017	2016
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$348
4.150% fixed-rate subordinated debt, due 2022	348	347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (1) (2)	—	745
2.450% senior unsecured notes, due 2019 (1)	743	747
2.500% senior unsecured notes, due 2019 (1)	741	741
2.250% senior unsecured notes, due 2020 (1)	692	—
Floating-rate senior unsecured notes, due 2020 (1)	299	—
Floating-rate senior unsecured notes, due 2020 (1)	249	—
2.200% senior unsecured notes, due 2020 (1)	498	—
2.250% senior unsecured notes, due 2020 (1)	742	—
2.550% senior unsecured notes, due 2021 (1)	964	965
Floating-rate senior unsecured notes, due 2022 (1)	249	—
2.650% senior unsecured notes, due 2022 (1)	491	—
Federal Home Loan advances due through 2033	3,761	7,264
Other	16	10
Total long-term borrowed funds	$11,765	$12,790
(1) Issued under CBNA’s Global Bank Note Program.
(2) Reclassified to short-term borrowed funds.
The Parent Company’s long-term borrowed funds as of December 31, 2017 and 2016 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($5) million and ($7) million, respectively. The banking subsidiaries’ long-term borrowed funds as of December 31, 2017 and 2016 include principal balances of $9.5 billion and $10.5 billion, respectively, with unamortized deferred issuance costs and/or discounts

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of ($19) million and ($12) million, respectively, and hedging basis adjustments of ($63) million and ($40) million, respectively. See Note 13 “Derivatives” for further information about our hedging of certain long-term borrowed funds.
From an external issuance perspective, on February 24, 2017, we increased the size of CBNA’s Global Note Program from $5.0 billion to $8.0 billion. On March 2, 2017, CBNA issued $1.0 billion in three-year, senior bank debt, composed of $700 million in fixed-rate notes and $300 million in floating-rate notes indexed to 3-month LIBOR. On May 26, 2017, CBNA issued $1.5 billion in senior notes, consisting of $500 million of three-year fixed-rate notes, $250 million of three-year floating-rate notes, $500 million in five-year fixed-rate notes, and $250 million in five-year floating-rate notes. We also established a $500 million fair value hedge using a receive-fixed interest rate swap against the $500 million five-year fixed-rate senior debt, related to CBNA’s $1.5 billion senior note issuance in May 2017. On November 1, 2017, CBNA issued $750 million in three-year, fixed-rate, senior bank debt.
Long-term borrowed funds of $11.8 billion as of December 31, 2017 decreased $1.0 billion from December 31, 2016, reflecting a $2.5 billion increase in senior bank debt, offset by a decrease of $3.5 billion in long-term FHLB borrowings and a reclassification of $750 million in senior bank debt to short-term borrowings. Access to additional funding through repurchase agreements, collateralized borrowed funds or asset sales continues to be available. Additionally, capacity remains to grow deposits or issue senior or subordinated notes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

QUARTERLY RESULTS OF OPERATIONS
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2017 and 2016, respectively. We have prepared the Consolidated Statement of Operations data and Balance Sheet data on the same basis as our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our audited Consolidated Financial Statements and the related notes, included in this report.
Supplementary Summary Consolidated Financial and Other Data (unaudited)

	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Operating Data:
Net interest income	$1,080	$1,062	$1,026	$1,005	$986	$945	$923	$904
Noninterest income (1) (6) (10)	404	381	370	379	377	435	355	330
Total revenue	1,484	1,443	1,396	1,384	1,363	1,380	1,278	1,234
Provision for credit losses	83	72	70	96	102	86	90	91
Noninterest expense (2) (7) (11)	898	858	864	854	847	867	827	811
Income before income tax expense (benefit)	503	513	462	434	414	427	361	332
Income tax (benefit) expense (3) (8)	(163)	165	144	114	132	130	118	109
Net income (4) (8) (12)	$666	$348	$318	$320	$282	$297	$243	$223
Net income available to common stockholders (4) (8) (12)	$666	$341	$318	$313	$282	$290	$243	$216
Net income per average common share- basic (5) (9) (13)	$1.35	$0.68	$0.63	$0.61	$0.55	$0.56	$0.46	$0.41
Net income per average common share- diluted (5) (9) (13)	1.35	0.68	0.63	0.61	0.55	0.56	0.46	0.41
Other Operating Data:
Return on average common equity (14)	13.46%	6.87%	6.48%	6.52%	5.70%	5.82%	4.94%	4.45%
Return on average tangible common equity (14)	19.92	10.13	9.57	9.68	8.43	8.58	7.30	6.61
Return on average total assets (14)	1.75	0.92	0.85	0.87	0.76	0.82	0.69	0.65
Return on average total tangible assets (14)	1.83	0.96	0.89	0.91	0.79	0.86	0.72	0.68
Efficiency ratio (14)	60.52	59.41	61.94	61.68	62.18	62.88	64.71	65.66
Net interest margin (14)	3.08	3.05	2.97	2.96	2.90	2.84	2.84	2.86
Stock Activity:
Share Price:
High	$42.93	$38.06	$38.01	$39.75	$36.56	$25.11	$24.24	$25.99
Low	36.10	31.51	33.13	32.99	24.22	18.58	18.34	18.04
Share Data:
Cash dividends declared and paid per common share	$0.18	$0.18	$0.14	$0.14	$0.12	$0.12	$0.12	$0.10
Dividend payout ratio	13%	26%	22%	23%	22%	22%	26%	24%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of
(dollars in millions)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Balance Sheet Data:
Total assets	$152,336	$151,356	$151,407	$150,285	$149,520	$147,015	$145,183	$140,077
Loans and leases (15)	110,617	110,151	109,046	108,111	107,669	105,467	103,551	100,991
Allowance for loan and lease losses	1,236	1,224	1,219	1,224	1,236	1,240	1,246	1,224
Total securities	25,733	25,742	25,115	25,996	25,610	25,704	24,398	24,057
Goodwill	6,887	6,887	6,887	6,876	6,876	6,876	6,876	6,876
Total liabilities	132,066	131,247	131,343	130,438	129,773	126,834	124,957	120,112
Deposits	115,089	113,235	113,613	112,112	109,804	108,327	106,257	102,606
Federal funds purchased and securities sold under agreements to repurchase	815	453	429	1,093	1,148	900	717	714
Other short-term borrowed funds	1,856	1,505	2,004	2,762	3,211	2,512	2,770	3,300
Long-term borrowed funds	11,765	13,400	13,154	11,780	12,790	11,902	11,810	10,035
Total stockholders’ equity	20,270	20,109	20,064	19,847	19,747	20,181	20,226	19,965
Other Balance Sheet Data:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.11%	1.12%	1.13%	1.15%	1.18%	1.20%	1.21%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	142	131	119	117	118	112	119	113
Nonperforming loans and leases as a percentage of total loans and leases	0.79	0.85	0.94	0.97	0.97	1.05	1.01	1.07
Capital ratios:(16)
CET1 capital ratio (17)	11.2	11.1	11.2	11.2	11.2	11.3	11.5	11.6
Tier 1 capital ratio (18)	11.4	11.3	11.4	11.4	11.4	11.5	11.7	11.9
Total capital ratio (19)	13.9	13.8	14.0	14.0	14.0	14.2	14.9	15.1
Tier 1 leverage ratio (20)	10.0	9.9	9.9	9.9	9.9	10.1	10.3	10.4
(1) Fourth quarter 2017 noninterest income included $17 million of pre-tax notable items related to a gain on mortgage/home equity TDR Transaction.
(2) Fourth quarter 2017 noninterest expense included $40 million of pre-tax notable items consisting of $22 million of 2017 Tax Legislation-related notable items (colleague and community investment) and $18 million related to other notable items ($15 million in TOP efficiency initiatives and $3 million of home equity operational items).
(3) Fourth quarter 2017 income tax expense included $340 million of notable items driven by the 2017 Tax Legislation of $331 million of net deferred tax liability adjustment and $9 million of tax benefit related to colleague and community investment.
(4) Fourth quarter 2017 net income included $317 million of after-tax notable items consisting of a $318 million benefit related the December 2017 Tax Legislation ($331 million of net deferred tax liability adjustment partially offset by $13 million of after-tax colleague and community investment), $10 million of after-tax gain on mortgage/home equity TDR Transaction offset by $11 million of after-tax other notable items ($9 million in after-tax TOP efficiency initiatives and $2 million of after-tax home equity operational items).
(5) Fourth quarter 2017 net income per average common share, basic and diluted, included $0.64 related to notable items, primarily driven by the 2017 Tax Legislation.
(6) Second quarter 2017 noninterest income included $11 million of lease impairment credit-related costs.
(7) Second quarter 2017 noninterest expense included $15 million of lease impairment credit-related costs.
(8) First quarter 2017 income tax expense and net income included $23 million benefit related to the settlement of certain tax matters.
(9) First quarter 2017 net income per average common share, basic and diluted, included $0.04 benefit related to the settlement of certain tax matters.
(10) Third quarter 2016 noninterest income included $67 million of pre-tax notable items consisting of a $72 million gain on mortgage/home equity TDR Transaction, partially offset by $5 million related to asset finance repositioning.
(11) Third quarter 2016 noninterest expense included $36 million of pre-tax notable items consisting of $17 million of TOP efficiency initiatives, $11 million related to asset finance repositioning and $8 million of home equity operational items.
(12) Third quarter 2016 net income included $19 million of after-tax notable items consisting of a $45 million gain on mortgage/home equity TDR Transaction, partially offset by $11 million of TOP efficiency initiatives, $10 million related to asset finance repositioning and $5 million of home equity operational items.
(13) Third quarter 2016 net income per average common share, basic and diluted, included $0.04 related to notable items consisting of $0.09 attributable to the gain on mortgage/home equity TDR Transaction, partially offset by a $0.02 impact from TOP efficiency initiatives, $0.02 impact related to asset finance repositioning and a $0.01 impact from home equity operational items.
(14) Ratios for the periods above are presented on an annualized basis.
(15) Excludes loans held for sale of $718 million, $1,224 million, $707 million, $669 million, $625 million, $526 million, $850 million, and $751 million as of December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.
(16) Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components are prepared using the U.S. Basel III Standardized transitional approach. The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See “—Results of Operations — 2017 compared with 2016 — Income Tax Expense” for additional information.
(17) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(18) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(19) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(20) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC, its primary federal regulator. Our regulation and supervision continues to evolve as the legal and regulatory framework governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 - Business included in this report.
On December 22, 2017, President Trump signed the 2017 Tax Legislation which included a reduction in the corporate tax rate from 35% to 21%. For Citizens, this required a revaluation of our net deferred tax liability with a corresponding adjustment to current tax expense, and resulted in a $331 million net tax benefit. Included in this net tax benefit was $145 million of expense related to the revaluation of our deferred tax assets associated with unrealized losses in AOCI. FASB standards in-place at December 31, 2017 required us to revalue all deferred taxes, including those related to balances in AOCI, through current tax expense. As a result, our unrealized loss balance in AOCI was not revalued to reflect the new corporate tax rate. This impact, commonly referred to as the “stranded tax effect”, was taken under consideration by FASB in January 2018 to address concerns primarily raised by banking institutions, including distortion of net income and regulatory capital. In February 2018, to address the “stranded tax effect”, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the election to reclassify the difference between the new and old corporate tax rates resulting from the 2017 Tax Legislation between retained earnings and AOCI for fiscal years beginning after December 15, 2018, with early adoption permitted. We have retrospectively adopted ASU 2018-02, elected to reclassify $145 million between AOCI and retained earnings, including indirect impacts from the decreased federal tax effect on future state tax benefits, and reflected this reclassification in our 2017 Consolidated Financial Statements, included in this report.

Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. On June 28, 2017, the FRB informed us that it did not object to our 2017 Capital Plan or to our proposed capital actions for the period beginning July 1, 2017 and ending June 30, 2018. Our 2017 Capital Plan includes quarterly common dividends of $0.18 per share through the end of 2017, increasing the quarterly common dividend to $0.22 per share in 2018, and a share repurchase plan through the second quarter of 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions. On June 22, 2017, we published estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2017 annual stress tests to the OCC on April 5, 2017 and published a summary of those results along with the stress test results of the Parent Company on June 22, 2017 on our Investor Relations website referenced above. CBPA submitted the results of its 2017 annual stress tests to the FDIC on July 31, 2017 and published its summary results as an update to the Parent Company and CBNA Dodd-Frank Act Company-Run Stress Test Disclosure on October 16, 2017 on our Investor Relations website referenced above.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage.
The U.S. adoption of the Basel III Standardized approach by the federal banking regulators became effective for CFG, CBNA and CBPA on January 1, 2015 subject to a phase-in period for certain provisions. In November 2017, the federal banking regulators issued a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for non-advanced approaches banking organizations, such as us. Effective January 1, 2018, the final rule retains the 2017 U.S. Basel III transitional treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests. As a result, effective January 1, 2018, our mortgage servicing assets will retain their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 final rule, which may occur in connection with the finalization of the related September 2017 proposal to simplify the capital treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests.
The U.S. Basel III rules also impose a CCB on top of the following three minimum risk-weighted asset ratios: CET1 capital of 4.5%, tier 1 capital of 6.0% and total capital of 8.0%. The implementation of the CCB began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. As such, the CCB for 2017 increased to 1.250% on January 1, 2017. Banking institutions for which any risk-weighted asset ratio falls below its effective minimum (required minimum ratios plus the applicable CCB) will be subject to constraints on capital distributions, including dividends, share repurchases and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall.
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized Transitional rules as well as pro forma U.S. Basel III Standardized ratios after full phase-in of all requirements by January 1, 2018 as stated in the U.S. Basel III Standardized rules.

		Transitional Basel III			Pro Forma Basel III Assuming Full Phase-in
(in millions, except ratio data)	Actual Amount	Actual Ratio	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(7)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(9)	Actual Ratio(1)	Required Minimum plus Required CCB for Non-Leverage Ratios(6)(8)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action (9)
December 31, 2017
Common equity tier 1 capital(2)	$14,309	11.2%	5.8%	6.5%	11.2%	7.0%	6.5%
Tier 1 capital(3)	14,556	11.4	7.3	8.0	11.4	8.5	8.0
Total capital(4)	17,781	13.9	9.3	10.0	13.9	10.5	10.0
Tier 1 leverage(5)	14,556	10.0	4.0	5.0	10.0	4.0	5.0
Risk-weighted assets	127,692
Quarterly adjusted average assets	145,601
December 31, 2016
Common equity tier 1 capital(2)	$13,822	11.2%	5.1%	6.5%	11.1%	7.0%	6.5%
Tier 1 capital(3)	14,069	11.4	6.6	8.0	11.3	8.5	8.0
Total capital(4)	17,347	14.0	8.6	10.0	14.0	10.5	10.0
Tier 1 leverage(5)	14,069	9.9	4.0	5.0	9.9	4.0	5.0
Risk-weighted assets	123,857
Quarterly adjusted average assets	141,677
(1) Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures.”
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

At December 31, 2017, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.4% and 13.9%, respectively, as compared with 11.2%, 11.4% and 14.0%, respectively, as of December 31, 2016. The CET1 and tier 1 capital ratios remained flat as net income of $1.7 billion, including the effect of the 2017 Tax Legislation of $331 million, was largely offset by risk-weighted asset growth and our Capital Plan actions over the period, which included common dividends of $322 million, preferred dividends of $14 million and the repurchase of $820 million of our outstanding common stock. The total capital ratio slightly decreased as a result of the CET1 capital ratio and tier 1 capital ratio movement, in addition to a decrease of $70 million for non-qualifying tier 2 subordinated debt. Under U.S. Basel III Standardized rules, tier 2 capital instrument eligibility is phased out by 20% per year, beginning five years from the applicable maturity date. At December 31, 2017, our CET1 capital, tier 1 capital and total capital ratios were approximately 420 basis points, 290 basis points and 340 basis points, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on both current and fully phased-in Basel III requirements, all ratios remained well above the U.S. Basel III minima.
Standardized Approach
CFG, CBNA and CBPA calculate regulatory ratios using the U.S. Basel III Standardized approach, which prescribe many categories of assets, and depending on the nature of the assets, generally risk weight in a range from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Under this approach no distinction is made for variations in credit quality for corporate exposures. Additionally, the economic benefit of collateral is restricted to a limited list of eligible securities and cash. At December 31, 2017, we estimate our CET1 capital, CET1 capital ratio and total risk-weighted assets using the U.S. Basel III Standardized approach, on a fully phased-in basis, to be $14.3 billion, 11.2% and $128.0 billion, respectively.
The following table provides a reconciliation of regulatory ratios and ratio components using the U.S. Basel III Standardized Transitional rules and U.S. Basel III Standardized estimates on a fully phased-in basis for common equity tier 1 capital, total capital and risk-weighted assets. This reconciliation applies the original transition provision effective January 1, 2015. Effective January 1, 2018, U.S. Basel III ratio definitions impacting risk weighted assets and qualifying U.S. Basel III capital will be fully phased-in per the final transition provision rule issued by banking regulators in November 2017.

	December 31,
(in millions, except ratio data)	2017	2016
Common equity tier 1 capital	$14,309	$13,822
Impact of intangibles at 100%	—	—
Fully phased-in common equity tier 1 capital(1)	$14,309	$13,822
Total capital	$17,781	$17,347
Impact of intangibles at 100%	—	—
Fully phased-in total capital(1)	$17,781	$17,347
Risk-weighted assets	$127,692	$123,857
Impact of intangibles - 100% capital deduction	—	—
Impact of mortgage servicing assets at 250% risk weight	297	244
Fully phased-in risk-weighted assets(1)	$127,989	$124,101
Transitional common equity tier 1 capital ratio(2)	11.2%	11.2%
Fully phased-in common equity tier 1 capital ratio(1)(2)	11.2	11.1
Transitional total capital ratio(3)	13.9	14.0
Fully phased-in total capital ratio(1)(3)	13.9	14.0
(1)Fully phased-in regulatory capital ratios are Key Performance Metrics. For more information on Key Performance Metrics, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures.”
(2) “Common equity tier 1 capital ratio” is CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(3) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized Transitional rules totaled $14.3 billion at December 31, 2017, and increased $487 million from $13.8 billion at December 31, 2016, as net income of $1.7 billion, including the effect of the 2017 Tax Legislation of $331 million, was largely offset by the impact of common share repurchases and dividend payments. Tier 1 capital at December 31, 2017 totaled $14.6 billion, reflecting a $487 million increase from $14.1 billion at December 31, 2016, driven by the changes in CET1 capital noted above. At December 31, 2017 and 2016, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

which qualified as additional tier 1 capital. Total capital of $17.8 billion at December 31, 2017, increased $434 million from December 31, 2016, as net income of $1.7 billion, including the effect of the 2017 Tax Legislation of $331 million, was largely offset by the impact of common share repurchases, dividend payments and a decrease of $70 million for non-qualifying tier 2 subordinated debt. Under U.S. Basel III Standardized rules, tier 2 capital instrument eligibility is phased out by 20% per year, beginning five years from the applicable maturity date.
Risk-weighted assets (“RWA”) totaled $127.7 billion at December 31, 2017, based on U.S. Basel III Standardized Transitional rules, up $3.8 billion from December 31, 2016. This increase was driven by growth in retail loans, including education, residential mortgages and unsecured personal loans as well as commercial real estate loans and unfunded commercial commitment RWA. Included within the commercial real estate loan RWA increase was approximately $700 million tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of run-off in the home equity and auto portfolios and a reduction in market risk, as we have not met the reporting threshold prescribed by Market Risk Capital Guidelines since the first quarter of 2017. The tier 1 leverage ratio of 10.0% at December 31, 2017 increased seven basis points from December 31, 2016, driven by a 34 basis point increase from higher CET1 capital as described above, largely offset by an increase of $3.9 billion in total average consolidated assets that drove a 27 basis point decline in the ratio.
The following table presents our capital composition under the U.S. Basel III capital framework:

	Transitional Basel III
	December 31,
(in millions)	2017	2016
Total common stockholders’ equity	$20,023	$19,499
Exclusions(1):
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and marketable equity securities	236	186
Derivatives	143	88
Unamortized net periodic benefit costs	441	394
Deductions:
Goodwill	(6,887)	(6,876)
Deferred tax liability associated with goodwill	355	532
Other intangible assets	(2)	(1)
Total common equity tier 1 capital	14,309	13,822
Qualifying preferred stock	247	247
Total tier 1 capital	14,556	14,069
Qualifying subordinated debt(2)	1,901	1,970
Allowance for loan and lease losses	1,236	1,236
Allowance for credit losses for off-balance sheet exposure	88	72
Total capital	$17,781	$17,347
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of December 31, 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $70 million.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking assessments of capital adequacy for us and our banking subsidiaries feed development of capital plans that are submitted to the FRB and bank regulators. We prepare these plans in compliance with the FRB’s Capital Plan Rule and participate annually in the FRB’s CCAR review process. In addition to the stress test requirements under CCAR, we also perform semi-annual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions

•
Declared and paid quarterly common stock dividends of $0.14 per share for the first and second quarters of 2017, and $0.18 per share for the third and fourth quarters of 2017, aggregating to common stock dividend payments of $322 million;

•
Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to preferred stock dividend payments of $7 million on April 6, 2017 and October 6, 2017; and

•	Repurchased $820 million of our outstanding common stock.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized Transitional rules:

	Transitional Basel III
	December 31,
	2017		2016
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
Common equity tier 1 capital (1)	$11,917	11.4%	$11,248	11.2%
Tier 1 capital(2)	11,917	11.4	11,248	11.2
Total capital(3)	14,127	13.5	13,443	13.4
Tier 1 leverage(4)	11,917	10.3	11,248	10.3
Risk-weighted assets	104,767		100,491
Quarterly adjusted average assets	115,291		109,530
Citizens Bank of Pennsylvania
Common equity tier 1 capital (1)	$3,045	12.9%	$3,094	12.7%
Tier 1 capital(2)	3,045	12.9	3,094	12.7
Total capital(3)	3,284	13.9	3,333	13.6
Tier 1 leverage(4)	3,045	8.7	3,094	8.8
Risk-weighted assets	23,659		24,426
Quarterly adjusted average assets	34,821		35,057
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
CBNA CET1 capital totaled $11.9 billion at December 31, 2017, up $669 million from $11.2 billion at December 31, 2016 as net income of $1.4 billion including the effect of the 2017 Tax Legislation of $280 million was largely offset by dividend payments. At December 31, 2017, CBNA held minimal additional tier 1 capital. Total capital was $14.1 billion at December 31, 2017, an increase of $684 million from December 31, 2016, primarily driven by the increases in CET1 capital.
CBNA risk-weighted assets of $104.8 billion at December 31, 2017 increased $4.3 billion from December 31, 2016 driven by growth in retail loans including education, residential mortgages and unsecured personal loans as well as commercial real estate loans and unfunded commercial commitment RWA. Included within the commercial real estate loan RWA increase was approximately $400 million tied to a change in the RWA designation for certain commercial real estate loans in first quarter 2017. These increases were partially offset by the RWA impact of run-

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

off in the home equity and auto portfolios and a reduction in market risk, as CBNA has not met the reporting threshold prescribed by Market Risk Capital Guidelines in 2017.
The CBNA tier 1 leverage ratio of 10.3% at December 31, 2017 increased seven basis points from December 31, 2016, driven by a 59 basis point increase from higher CET1 capital as described above, largely offset by a $5.8 billion increase in total average consolidated assets that drove a 52 basis point decline in the ratio.
CBPA CET1 capital totaled $3.0 billion at December 31, 2017, and decreased $49 million from $3.1 billion at December 31, 2016 as dividend payments of $285 million were largely offset by net income of $328 million including the effect of the 2017 Tax Legislation of $74 million. At December 31, 2017, there was no additional tier 1 capital. Total capital was $3.3 billion at December 31, 2017, a decrease of $49 million from December 31, 2016, driven by the decrease in CET1 capital as described above.
CBPA risk-weighted assets of $23.7 billion at December 31, 2017 decreased $767 million from December 31, 2016, driven by decreases in auto, commercial, residential mortgage and home equity RWA. These decreases were partially offset by growth in commercial real estate and education loan RWA. Included within the commercial real estate loan RWA increase was approximately $300 million tied to a change of the RWA designation for certain commercial real estate loans in first quarter 2017.
The CBPA tier 1 leverage ratio of 8.7% at December 31, 2017 decreased eight basis points from December 31, 2016, driven by a 14 basis point decrease from lower CET1 capital as described above, offset by a $236 million decrease in total average consolidated assets that drove a six basis point increase in the ratio.
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
During the years ended December 31, 2017 and 2016, the Parent Company paid dividends on common stock of $322 million and $241 million, respectively, and declared dividends on preferred stock of $14 million for both periods. During the years ended December 31, 2017 and 2016, the Parent Company repurchased $820 million and $430 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $443 million as of December 31, 2017 compared with $551 million as of December 31, 2016. The Parent Company’s double-leverage ratio (the combined equity of Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries. At December 31, 2017, the Parent Company’s double-leverage ratio was 103%.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
From an external issuance perspective, on February 24, 2017, we increased the size of CBNA’s Global Note Program from $5.0 billion to $8.0 billion. On March 2, 2017, CBNA issued $1.0 billion in three-year senior notes, consisting of $700 million in fixed-rate notes and $300 million in floating-rate notes. On May 26, 2017, CBNA issued $1.5 billion in senior notes, consisting of $500 million of three-year fixed-rate notes, $250 million of three-year floating-rate notes, $500 million in five-year fixed-rate notes, and $250 million in five-year floating-rate notes. On November 1, 2017, CBNA issued $750 million in three-year senior notes.
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

December 31, 2017
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
Citizens Bank of Pennsylvania:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At December 31, 2017, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the U.S., which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition, we are designated as a modified LCR financial institution and were 100% compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of December 31, 2017.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
The mission of our Funding and Liquidity Unit is to deliver and otherwise maintain prudent levels of operating liquidity (to support expected and projected funding requirements), and contingent liquidity (to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events), and regulatory liquidity requirements. Additionally, we will deliver this liquidity from stable funding sources, in a timely manner and at a reasonable cost, without significant adverse consequences.
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2017:

•	Core deposits continued to be our primary source of funding and our consolidated year-end loan-to-deposit ratio was 96.7%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.0 billion;

•
Contingent liquidity was $30.3 billion, consisting of unencumbered high-quality liquid assets of $20.3 billion, unused FHLB capacity of $8.0 billion, and our cash position (defined above) of $2.0 billion. Asset liquidity (a component of contingent liquidity) was $22.3 billion, consisting of our cash position of $2.0 billion and unencumbered high-quality and liquid securities of $20.3 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.9 billion. Use of this borrowing capacity would likely be considered only during exigent circumstances.

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
Further, certain of these metrics are monitored individually for our banking subsidiaries, and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $1.9 billion in 2017, led by net income of $1.7 billion, proceeds from sales of mortgage loans held for sale of $3.2 billion and proceeds from sales of commercial loans held for sale of $2.0 billion, partially offset by originations of mortgage loans held for sale of $2.9 billion and purchases of commercial loans held for sale of $2.1 billion. Net cash used by investing activities was $4.0 billion, primarily reflecting a net increase in loans and leases of $3.6 billion and securities available for sale portfolio purchases of $5.4 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $4.7 billion. Cash provided by financing activities was $1.4 billion, driven by proceeds from issuance of long-term borrowed funds of $15.4 billion and a net increase in deposits of $5.3 billion, partially offset by repayments

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of long-term borrowed funds of $12.8 billion and a net decrease in other short-term borrowed funds of $5.0 billion. The $15.4 billion proceeds included $3.3 billion from issuances of medium term debt and $12.1 billion in FHLB advances. The $12.8 billion of repayments were all related to FHLB advances. These activities represented a cumulative decrease in cash and cash equivalents of $672 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.0 billion as of December 31, 2017.
Cash flows from operating activities contributed $1.5 billion in 2016. Net cash used by investing activities was $11.3 billion, primarily reflecting a net increase in loans and leases of $9.1 billion and securities available for sale portfolio purchases of $7.7 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $5.8 billion. Cash provided by financing activities was $10.5 billion, driven by proceeds from issuance of long-term borrowed funds of $15.1 billion and a net increase in deposits of $7.3 billion, partially offset by repayments of long-term borrowed funds of $8.4 billion and a net decrease in other short-term borrowed funds of $3.2 billion. The $15.1 billion proceeds included $1.3 billion from issuances of medium term debt and $13.8 billion in FHLB advances. The $8.4 billion of repayments includes $7.8 billion in repayments of FHLB advances and $625 million paid to repurchase subordinated debt. These activities represented a cumulative increase in cash and cash equivalents of $619 million, which when added to the cash and cash equivalents balance of $3.1 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.7 billion as of December 31, 2016.
CONTRACTUAL OBLIGATIONS
The following table presents our outstanding contractual obligations as of December 31, 2017:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Deposits with a stated maturity of less than one year (1) (2)	$98,480	$98,480	$—	$—	$—
Term deposits (1)	16,609	13,754	2,336	514	5
Long-term borrowed funds (1) (3)	11,765	—	7,727	2,408	1,630
Contractual interest payments (4)	1,108	291	418	222	177
Operating lease obligations	842	171	278	192	201
Purchase obligations (5)	844	473	235	82	54
Total outstanding contractual obligations	$129,648	$113,169	$10,994	$3,418	$2,067
(1) Deposits and long-term borrowed funds exclude interest.
(2) Includes demand, checking with interest, regular savings, and money market account deposits. See “—Deposits” for further information.
(3) Includes obligations under capital leases.
(4) Includes accrued interest and future contractual interest obligations related to long-term borrowed funds.
(5) Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 18 “Commitments and Contingencies” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report:

	December 31,
(in millions)	2017	2016	Change	Percent
Undrawn commitments to extend credit	$62,959	$60,872	$2,087	3%
Financial standby letters of credit	2,036	1,892	144	8
Performance letters of credit	47	40	7	18
Commercial letters of credit	53	43	10	23
Marketing rights	41	44	(3)	(7)
Risk participation agreements	16	19	(3)	(16)
Residential mortgage loans sold with recourse	7	8	(1)	(13)
Total	$65,159	$62,918	$2,241	4%
In 2017, we entered into an agreement to purchase education loans on a quarterly basis. As of December 31, 2017, we completed all purchases under this arrangement.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
See Note 1 “Basis of Presentation” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, for further discussion of our significant accounting policies.
Allowance for Credit Losses
Management’s estimate of probable losses in our loan and lease portfolios including unfunded lending commitments is recorded in the ALLL and the reserve for unfunded lending commitments, at levels that we believe to be appropriate as of the balance sheet date. The reserve for unfunded lending commitments is reported as a component of other liabilities in the Consolidated Balance Sheets. Our determination of such estimates is based on a periodic evaluation of the loan and lease portfolios and unfunded credit facilities, as well as other relevant factors. This evaluation is inherently subjective and requires significant estimates and judgments of underlying factors, all of which are susceptible to change.
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
For nonaccruing commercial and commercial real estate loans with an outstanding balance of $3 million or greater and for all commercial and commercial real estate TDRs (regardless of size), we conduct specific analysis on a loan level basis to determine the probable amount of credit loss. If appropriate, a specific ALLL is established for the loan through a charge to the provision for credit losses. For all classes of impaired loans, individual loan measures of impairment may result in a charge-off to the ALLL, if deemed appropriate. In such cases, the provision for credit losses is not affected when a specific reserve for at least that amount already exists. Techniques utilized include comparing the loan’s carrying amount to the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. The technique applied to each impaired loan is based on the workout officer’s opinion of the most probable workout scenario. Historically, this has generally led to the use of the estimated present value of future cash flows approach. The fair value of underlying collateral will be used if the loan is deemed collateral dependent. For loans that use the fair value of underlying collateral approach, a charge-off assessment is performed quarterly to write the loans down for declines in value to fair value less cost to sell.
For most non-impaired retail loan portfolio types, the ALLL is based upon the incurred loss model utilizing the PD, LGD and exposure at default on an individual loan basis. When developing these factors, we may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, time outstanding,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

geographic location and incurred loss period. Incurred loss periods are reviewed and updated at least annually, and potentially more frequently when economic situations change rapidly, as they tend to fluctuate with economic cycles. Incurred loss periods are generally longer in good economic times and shorter in bad times. Certain retail portfolios, including SBO home equity loans and credit card receivables utilize roll rate models to estimate the ALLL. For the portfolios measured using the incurred loss model, roll rate models are also used to support management overlays if deemed necessary.
For home equity lines and loans, a number of factors impact the PD. Specifically, the borrower’s current FICO score, the utilization rate, delinquency statistics, borrower income, current CLTV ratio and months on books are all used to assess the borrower’s creditworthiness. Similarly, LGD is also impacted by various factors, including the utilization rate, the CLTV ratio, the lien position, the Housing Price Index change for the location (as measured by the Case-Shiller index), age of the loan and current loan balance.
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
Changes in the levels of estimated losses can significantly affect management’s determination of an appropriate ALLL. For retail loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A one basis point and five basis point increase in the estimated loss rate for retail loans at December 31, 2017 would have increased the ALLL by $6 million and $29 million, respectively. The ALLL for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2017 year end loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the ALLL would have increased by $60 million and $111 million, respectively.
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
As of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The new methodology includes a statistical analysis of prior charge-off rates on a historical basis combined with a qualitative assessment based on quantitative measures affecting the determination of incurred losses in the loan and lease portfolio and provides better alignment of the qualitative ALLL to the commercial and retail loan portfolios. The impact of the change is an increase of approximately $50 million to the commercial ALLL with a corresponding decrease to the retail ALLL; there was not a significant impact on the total qualitative ALLL as of December 31, 2017. There were no other material changes in assumptions or

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Basis of Presentation” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For additional information regarding our fair value measurements, see Note 1 “Basis of Presentation,” Note 3 “Securities,” Note 8 “Mortgage Banking,” Note 13 “Derivatives,” and Note 19 “Fair Value Measurements” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.
Income Taxes
Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. Deferred income tax assets and liabilities represent our estimate of the amount of future income taxes to be paid or that effectively have been prepaid, and the net balance is reported as an asset or liability in the Consolidated Balance Sheets. We determine the realization of the deferred tax asset based upon an evaluation of the four possible sources of taxable income: (i) the future reversals of taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under the tax law; and (iv) tax planning strategies. In projecting future taxable income, we utilize forecasted pre-tax earnings, adjust for the estimated book tax differences and incorporate assumptions, including the amount of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates that we use to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted.
We are subject to income tax in the U.S. and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in a range of outcomes. Thus, we are required to exercise judgment regarding the application of these tax laws and regulations. We evaluate and recognize tax liabilities related to any tax uncertainties. Due to the complexity of some of these uncertainties, the ultimate resolution may differ from the current estimate of tax liabilities or refunds.
Our estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates.

For additional information regarding income taxes, see Note 1 “Basis of Presentation,” and Note 22 “Income Taxes” to our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Credit Quality Assurance reports to the Chief Audit Executive and provides the legal-entity boards, senior management and other stakeholders with independent assurance on the quality of credit portfolios and adherence to agreed Credit Risk Appetite and Credit Policies and processes. In line with its procedures and regulatory expectations, the Credit Quality Assurance function undertakes a program of portfolio testing, assessing and reporting through four Risk Pillars of Asset Quality, Rating and Data Integrity, Risk Management and Credit Risk Appetite.
Risk Appetite
Risk appetite is a strategic business and risk management tool. We define our risk appetite as the maximum limit of acceptable risk beyond which we could be unable to achieve our strategic objectives and capital adequacy obligations.
Our principal non-market risks include credit, operational, regulatory, reputational, liquidity and strategic risks. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including hedging of interest rates, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report on market risk. We actively manage both trading and non-trading market risks. See “—Market Risk” for further information. Our risk appetite is reviewed and approved annually by the Board Risk Committee.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Organizational Structure
Management and oversight of credit risk is the responsibility of both the business line and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all of our credit risk. The Chief Credit Officer reports to the Chief Risk Officer. The Chief Credit Officer, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits and authority delegation. The Chief Credit Officer and team also have responsibility for credit approvals for larger and higher risk transactions and oversight of line of business credit risk activities. Reporting to the Chief Credit Officer are the heads of the second line of defense credit functions specializing in: Consumer Banking, Commercial Banking, Citizens Restructuring Management, Portfolio and Corporate Reporting, ALLL Analytics, Current Expected Credit Loss, and Credit Policy and Administration. Each team under these leaders is composed of highly experienced credit professionals.
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
Key Management Processes
We employ a comprehensive and integrated risk control program to proactively (i) identify, (ii) measure, (iii) monitor, and (iv) mitigate existing and emerging credit risks across the credit lifecycle (origination, account management/portfolio management, and loss mitigation and recovery).
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
Commercial
On the commercial banking side of credit risk, the structure is broken into C&I loans and leases and CRE. Within C&I loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, and technology, mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
Commercial credit risk management begins with defined credit products and policies.
Commercial transactions are subject to individual analysis and approval at origination and, with few exceptions, are subject to a formal annual review requirement. The underwriting process includes the establishment and approval of credit grades that confirm the PD and LGD. All material transactions then require the approval of both a business line approver and an independent credit approver with the requisite level of delegated authority. The approval level of a particular credit facility is determined by the size of the credit relationship as well as the PD. The checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

problems when they occur, and to provide for effective problem asset management and resolution. All authority to grant credit is delegated through the independent Credit Risk function and is closely monitored and regularly updated.
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process at origination and annual review, our Credit Quality Assurance group performs testing to provide an independent review and assessment of the quality of the portfolio and new originations. This group conducts portfolio reviews on a risk-based cycle to evaluate individual loans, and validate risk ratings, as well as test the consistency of the credit processes and the effectiveness of credit risk management.
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
A major source of structural interest rate risk is a difference in the repricing of assets, on the one hand, and liabilities and equity, on the other. First, there are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in LIBOR while the rate paid on a debt or certificates of deposit may be fixed for a longer period. There are differences in the drivers of rate changes as well. Loans may be tied to a specific index rate such as LIBOR or Prime, while deposits may be only loosely correlated with LIBOR and depend on competitive demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. With rates rising from historically low levels due to Federal Open Market Committee rate increases in December 2016, March 2017, June 2017, and December 2017, exposure to falling rates has increased. While rates have begun to rise off of the very low levels, an instantaneous decline of 2.0% is still not possible. As the following table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact as demonstrated in the following table.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2017	2016
Instantaneous Change in Interest Rates
+200	9.6%	11.3%
+100	4.9	5.6
-100	(5.9)	(6.9)
Gradual Change in Interest Rates
+200	5.1	5.9
+100	2.7	3.1
-100	(1.8)	(3.0)
Asset sensitivity against a 200 basis point gradual increase in rates was 5.1% at December 31, 2017, a decline from 5.9% at December 31, 2016. The core asset sensitivity is the result of a faster repricing of the loan book relative

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

to the deposit and equity funding. As the Fed has slowly begun to normalize rates, given improved economic growth and data, this upward trend in rates has benefited our net interest income and net interest margin as a result of the asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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
Mortgage Servicing Rights
We have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of December 31, 2017 and 2016, our mortgage servicing rights had a book value of $198 million and $162 million, respectively, and were carried at the lower of cost or fair value. As of December 31, 2017 and 2016, the fair value of the mortgage servicing rights was $218 million and $182 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. During the quarter ending March 31, 2017, we integrated our secondary traded loans into our enterprise wide market risk platform for the calculation of VaR on the general interest rate risk embedded within the traded loans. And thus retired the associated standalone model that replicated the general VaR methodology on the traded loans (the related capital was historically reflected on the “de minimis” line in the following section in prior quarters). The measured VaR on the trading portfolio is now comprised of three covered position sub-portfolios (interest rate derivatives, foreign exchange, and traded loans). The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2017 and 2016, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. The Market Risk Rule, commonly known as Basel 2.5, substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended December 31, 2017, we were not subject to the reporting threshold under the Market Risk Rule, as we did not meet the applicability threshold, and as such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents, for information and comparison purposes, the results of our modeled and non-modeled measures for regulatory capital calculations as if we had met the threshold under the Market Risk Rule for both periods presented:

(in millions)	For the Three Months Ended December 31, 2017				For the Three Months Ended December 31, 2016
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$2	$1	$1	$—	$1	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	2	2	2	1	—	—	—	—
General VaR	3	2	3	1	1	—	1	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$2	$3	$1	$1	$—	$—	$—
Stressed General VaR	$11	$9	$12	$7	3	3	4	1
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$11	$9	$12	$7	$3	$3	$4	$1
Market Risk Regulatory Capital	$34				$9
Specific Risk Not Modeled Add-on	10				5
de Minimis Exposure Add-on	—				16
Total Market Risk Regulatory Capital	$44				$30
Market Risk-Weighted Assets (calculated)	$555				$381
Market Risk-Weighted Assets (included in regulatory filing) (1)	$—				$381
 (1) For the three months ended December 31, 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.

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
Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures, option prices and credit spreads. Whereas VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves and is an effective tool in evaluating the appropriateness of hedging strategies and concentrations.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017.
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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 117, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2018

We have served as the Company's auditor since 2000.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2018

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$987	$955
Interest-bearing cash and due from banks	2,045	2,749
Interest-bearing deposits in banks	192	439
Securities available for sale, at fair value (including $91 and $256 pledged to creditors, respectively) (a)	20,157	19,501
Securities held to maturity (fair value of $4,668 and $5,058, respectively)	4,685	5,071
Other investment securities, at fair value	169	96
Other investment securities, at cost	722	942
Loans held for sale, at fair value	497	583
Other loans held for sale	221	42
Loans and leases	110,617	107,669
Less: Allowance for loan and lease losses	(1,236)	(1,236)
Net loans and leases	109,381	106,433
Derivative assets	617	627
Premises and equipment, net	685	601
Bank-owned life insurance	1,656	1,612
Goodwill	6,887	6,876
Due from broker	6	—
Other assets	3,429	2,993
TOTAL ASSETS	$152,336	$149,520
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,279	$28,472
Interest-bearing	85,810	81,332
Total deposits	115,089	109,804
Federal funds purchased and securities sold under agreements to repurchase	815	1,148
Other short-term borrowed funds	1,856	3,211
Derivative liabilities	310	659
Deferred taxes, net	571	714
Long-term borrowed funds	11,765	12,790
Other liabilities	1,660	1,447
TOTAL LIABILITIES	132,066	129,773
Contingencies (refer to Note 18)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25 par value,(liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at December 31, 2017 and December 31, 2016	247	247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 565,850,984 shares issued and 490,812,912 shares outstanding at December 31, 2017 and 1,000,000,000 shares authorized, 564,630,542 shares issued and 511,954,871 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	18,781	18,722
Retained earnings	4,164	2,703
Treasury stock, at cost, 75,038,072 and 52,675,671 shares at December 31, 2017 and December 31, 2016, respectively	(2,108)	(1,263)
Accumulated other comprehensive loss	(820)	(668)
TOTAL STOCKHOLDERS’ EQUITY	20,270	19,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,336	$149,520
(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$4,249	$3,653	$3,211
Interest and fees on loans held for sale, at fair value	18	15	10
Interest and fees on other loans held for sale	10	6	7
Investment securities	625	584	621
Interest-bearing deposits in banks	18	8	5
Total interest income	4,920	4,266	3,854
INTEREST EXPENSE:
Deposits	441	270	237
Federal funds purchased and securities sold under agreements to repurchase	3	2	16
Other short-term borrowed funds	31	40	67
Long-term borrowed funds	272	196	132
Total interest expense	747	508	452
Net interest income	4,173	3,758	3,402
Provision for credit losses	321	369	302
Net interest income after provision for credit losses	3,852	3,389	3,100
NONINTEREST INCOME:
Service charges and fees	516	522	500
Card fees	233	203	232
Capital markets fees	194	136	104
Trust and investment services fees	158	146	157
Letter of credit and loan fees	121	112	110
Foreign exchange and interest rate products	109	103	90
Mortgage banking fees	108	112	101
Securities gains, net	11	16	29
Net securities impairment losses recognized in earnings	(7)	(12)	(7)
Other income	91	159	106
Total noninterest income	1,534	1,497	1,422
NONINTEREST EXPENSE:
Salaries and employee benefits	1,761	1,709	1,636
Outside services	404	377	371
Occupancy	319	307	319
Equipment expense	263	263	257
Amortization of software	180	170	146
Other operating expense	547	526	530
Total noninterest expense	3,474	3,352	3,259
Income before income tax expense	1,912	1,534	1,263
Income tax expense	260	489	423
NET INCOME	$1,652	$1,045	$840
Net income available to common stockholders	$1,638	$1,031	$833
Weighted-average common shares outstanding:
Basic	502,157,440	522,093,545	535,599,731
Diluted	503,685,091	523,930,718	538,220,898
Per common share information:
Basic earnings	$3.26	$1.97	$1.55
Diluted earnings	3.25	1.97	1.55
Dividends declared and paid	0.64	0.46	0.40
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$1,652	$1,045	$840
Other comprehensive loss:
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($9), ($38) and $57, respectively	(14)	(62)	93
Reclassification adjustment for net derivative gains included in net income, net of income taxes of ($9), ($22), and ($9), respectively	(16)	(36)	(14)
Net unrealized securities losses arising during the periods, net of income taxes of ($4), ($82), and ($38), respectively	(6)	(139)	(66)
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $0, ($10), and ($14), respectively	—	(17)	(22)
Reclassification of net securities gains to net income, net of income taxes of ($2), ($2) and ($8), respectively	(2)	(2)	(14)
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $12, ($20) and ($3), respectively	19	(34)	(3)
Amortization of actuarial loss, net of income taxes of $5, $6 and $3, respectively	13	10	12
Amortization of prior service cost, net of income taxes of $0, $0 and $0, respectively	(1)	(1)	(1)
Total other comprehensive loss, net of income taxes	(7)	(281)	(15)
Total comprehensive income	$1,645	$764	$825
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	546	$6	$18,676	$1,294	($336)	($372)	$19,268
Dividends to common stockholders	—	—	—	—	—	(214)	—	—	(214)
Dividend to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Issuance of preferred stock	—	247	—	—	—	—	—	—	247
Treasury stock purchased	—	—	(20)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	2	—	40	—	(22)	—	18
Employee stock purchase plan shares purchased	—	—	—	—	9	—	—	—	9
Total comprehensive income:
Net income	—	—	—	—	—	840	—	—	840
Other comprehensive loss	—	—	—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—	—	—	—	840	—	(15)	825
Balance at December 31, 2015	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(241)	—	—	(241)
Dividend to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(17)	—	(25)	—	(405)	—	(430)
Share-based compensation plans	—	—	1	—	12	—	—	—	12
Employee stock purchase plan shares purchased	—	—	—	—	10	—	—	—	10
Total comprehensive income:
Net income	—	—	—	—	—	1,045	—	—	1,045
Other comprehensive loss	—	—	—	—	—	—	—	(281)	(281)
Total comprehensive income	—	—	—	—	—	1,045	—	(281)	764
Balance at December 31, 2016	—	$247	512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—	—	—	—	(322)	—	—	(322)
Dividends to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(22)	—	25	—	(845)	—	(820)
Share-based compensation plans	—	—	1	—	22	—	—	—	22
Employee stock purchase plan shares purchased	—	—	—	—	12	—	—	—	12
Total comprehensive income:
Net income	—	—	—	—	—	1,652	—	—	1,652
Other comprehensive loss	—	—	—	—	—	—	—	(7)	(7)
Total comprehensive income	—	—	—	—	—	1,652	—	(7)	1,645
Reclassification of tax effects resulting from the 2017 Tax Legislation	—	—	—	—	—	145	—	(145)	—
Balance at December 31, 2017	—	$247	491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$1,652	$1,045	$840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	321	369	302
Originations of mortgage loans held for sale	(2,911)	(2,829)	(2,363)
Proceeds from sales of mortgage loans held for sale	3,161	2,652	2,381
Purchases of commercial loans held for sale	(2,057)	(1,355)	(1,176)
Proceeds from sales of commercial loans held for sale	1,963	1,335	1,158
Amortization of terminated cash flow hedges, net	(15)	(8)	17
Depreciation, amortization and accretion	502	523	471
Mortgage servicing rights valuation recovery	(2)	(4)	(9)
Securities impairment	7	12	7
Deferred income taxes	(136)	153	249
Share-based compensation	48	23	24
Net gain on sales of:
Debt securities	(11)	(16)	(29)
Marketable equity securities available for sale	(1)	(3)	(3)
Premises and equipment	—	(2)	(9)
Extinguishment of debt	—	—	(3)
Other loans held for sale	(17)	(72)	—
Increase in other assets	(502)	(274)	(467)
Decrease in other liabilities	(119)	(59)	(161)
Net cash provided by operating activities	1,883	1,490	1,229
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(5,394)	(7,664)	(6,783)
Proceeds from maturities and paydowns of securities available for sale	3,470	3,785	3,420
Proceeds from sales of securities available for sale	1,257	1,966	3,916
Purchases of securities held to maturity	(171)	(523)	(932)
Proceeds from maturities and paydowns of securities held to maturity	561	720	761
Proceeds from sales of securities held to maturity	—	—	72
Purchases of other investment securities, at fair value	(326)	(246)	(157)
Proceeds from sales of other investment securities, at fair value	253	220	120
Purchases of other investment securities, at cost	(400)	(166)	(91)
Proceeds from sales of other investment securities, at cost	637	87	95
Net decrease (increase) in interest-bearing deposits in banks	247	(83)	14
Purchases of mortgage servicing rights	(28)	—	—
Net increase in loans and leases	(3,634)	(9,074)	(6,019)
Net increase in bank-owned life insurance	(44)	(48)	(37)
Premises and equipment:
Purchases	(253)	(138)	(121)
Proceeds from sales	—	3	15
Capitalization of software	(159)	(165)	(178)
Net cash used in investing activities	(3,984)	(11,326)	(5,905)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2017	2016	2015
FINANCING ACTIVITIES
Net increase in deposits	5,285	7,265	6,832
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(333)	346	(3,474)
Net decrease in other short-term borrowed funds	(4,959)	(3,186)	(4,383)
Proceeds from issuance of long-term borrowed funds	15,363	15,144	6,750
Repayments of long-term borrowed funds	(12,751)	(8,429)	(766)
Treasury stock purchased	(820)	(430)	(500)
Net proceeds from issuance of preferred stock	—	—	247
Dividends declared and paid to common stockholders	(322)	(241)	(214)
Dividends declared and paid to preferred stockholders	(14)	(14)	(7)
Payments of employee tax withholding for share-based compensation	(20)	—	—
Net cash provided by financing activities	1,429	10,455	4,485
(Decrease) increase in cash and cash equivalents(a)	(672)	619	(191)
Cash and cash equivalents at beginning of period(a)	3,704	3,085	3,276
Cash and cash equivalents at end of period(a)	$3,032	$3,704	$3,085

Supplemental disclosures:
Interest paid	$716	$505	$454
Income taxes paid	371	94	157
Non-cash items:
Loans securitized and transferred to securities available for sale	$134	$68	$3
Stock purchased for share-based compensation plans	22	12	40
Stock purchased for Employee Stock Purchase Plan	12	10	9
Due from broker for securities sold but not settled	6	—	—
Income tax withholding on stock purchased for share based compensation	—	—	22
(a) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its subsidiaries Citizens Bank, National Association and Citizens Bank of Pennsylvania.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, evaluation of unrealized losses on securities for other-than-temporary impairment, accounting for income taxes, the valuation of AFS and HTM securities, and derivatives.
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
Additionally, certain prior period balances in the table of deferred tax assets and liabilities in Note 22 — “Income Taxes” have been reclassified to reflect current year presentation. These changes had no effect on net income, total comprehensive income, total assets or total stockholders’ equity as previously reported.
Significant Accounting Policies
Revenue Recognition
Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured.
Interest income on loans and securities classified as AFS or HTM is determined using the effective interest method. This method calculates periodic interest income at a constant effective yield on the net investment in the loan or security, to provide a constant rate of return over the terms of the financial assets. Financial assets accounted for using the fair value option are measured at fair value with corresponding changes recognized in noninterest income.
Other types of noninterest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.
Transfer of Financial Assets
A transfer of financial assets is accounted for as a sale when control over the assets transferred is surrendered. Assets transferred that satisfy the conditions of a sale are derecognized, and all assets obtained and liabilities incurred in a purchase are recognized and measured at fair value. Servicing rights retained in the transfer of financial assets are initially recognized at fair value. Subsequent to the initial recognition date, servicing rights are accounted for at the lower of cost or market. The Company recognizes periodic amortization expense of servicing rights and assesses servicing rights for impairment.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table identifies the Company’s significant accounting policies and the Note and Page where a detailed description of each policy can be found.

Accounting and Reporting Developments
Accounting Pronouncements Adopted in 2017

Pronouncement	Summary of Guidance	Effects on Financial Statements
Reporting Comprehensive Income Issued February 2018
•
If elected, requires a reclassification between AOCI and retained earnings for the effect of remeasuring deferred tax assets and liabilities to the newly enacted tax rate of 21% under the 2017 Tax Legislation.

•
The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remained in AOCI and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted 21% U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations.

•
The Company adopted retrospectively to December 31, 2017, ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, elected to reclassify $145 million between AOCI and retained earnings, including indirect impacts from the decreased federal tax effect on future state tax benefits, and reflected this reclassification in the Company’s 2017 Consolidated Financial Statements, included in this report.

Stock Compensation Issued March 2016
•
Requires that all excess tax benefits and excess tax deductions that pertain to employee stock-based incentive payments are recognized within income tax expense in the Consolidated Statement of Operations, rather than within additional paid in capital.

•
This standard also allows entities to make a one-time policy election to account for forfeitures when they occur, which the Company elected to do.
• Adopted January 1, 2017. • Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Pending Adoption

Pronouncement	Summary of Guidance	Effects on Financial Statements
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

•
Adoption will not have a material impact on the Company’s Consolidated Financial Statements.

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

•
Retrospective application is required for all periods presented.

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

•
May be adopted using a full retrospective basis or a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

•
Required effective date: January 1, 2018. Early adoption is permitted.

•
The Company will adopt the revenue guidance in the first quarter of 2018 using the modified retrospective method. Net interest income on financial assets and liabilities is explicitly excluded from the scope of the pronouncement.

•
The Company’s implementation efforts included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. Based on these efforts, the adoption will not result in a material change in the timing or amount of revenue recognized from contracts with customers.

•
Upon adoption, underwriting costs will be presented on a gross basis as expense. Currently such costs are presented net of the related underwriting fees.

•
The Company has completed its evaluation of the expanded disclosure requirements and the most significant item will be the disaggregation of revenue.

Recognition and Measurement of Financial Assets and Financial Liabilities Issued January 2016
•
Requires equity securities with readily determinable fair values to be measured at fair value on the balance sheet, with changes in the fair value recognized through earnings.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements.

•
Makes several other targeted amendments to the existing accounting and disclosure requirements for financial instruments, including revised guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on debt securities available for sale.

• Required effective date: January 1, 2018. Early adoption is permitted. • Adoption will not have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncement	Summary of Guidance	Effects on Financial Statements
Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•
Amends current guidance on specific cashflows to determine the appropriate classification as operating, investing or financing activities which has required significant judgment.

•
The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified.

• Required effective date: January 1, 2018. • Adoption will not have a material impact on the Company’s Consolidated Financial Statements.
Derivatives and Hedging Issued August 2017
•
Reduces the complexity and operational burdens of the current hedge accounting model and portrays more clearly the effects of hedge accounting in the financial statements.

•
Modifies current requirements to facilitate the application of hedge accounting to partial-term hedges, hedges of prepayable financial instruments, and other strategies. Adoption of these optional changes would occur on a prospective basis.

•
Requires the effects of fair value hedges to be classified in the same income statement line as the earnings effect of the hedged item. Adoption of this change will occur on a prospective basis.

•
Requires all effects of cash flow hedges to be deferred in other comprehensive income until the hedged cash flows affect earnings. Periodic hedge ineffectiveness will no longer be recognized in earnings. Adoption of this change will occur on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company is still evaluating whether or not it will adopt this guidance prior to the required effective date.

•
The transition entries required upon adoption are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

•
Required effective date: January 1, 2019.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company does not currently hold callable debt securities.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncement	Summary of Guidance	Effects on Financial Statements
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

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company does not intend to adopt the guidance prior to the effective date.

•
The Company occupies certain banking offices and equipment under non-cancelable operating lease agreements, which currently are not reflected on its Consolidated Balance Sheets.

•
The Company expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities in its Consolidated Balance Sheets. As of December 31, 2017, the Company was committed to $842 million of minimum lease payments under non-cancelable operating lease agreements.

•
The evaluation of the impact of the leasing pronouncement will be adjusted based on execution of new leases, termination of existing leases prior to the effective date, and any changes to key lease assumptions such as renewals, extensions and discount rates.

•
The Company does not expect a material change to the timing of expense recognition on the Consolidated Statements of Operations.

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

•
Required effective date: January 1, 2020. Early adoption permitted on January 1, 2019. The Company does not intend to adopt the guidance prior to the effective date.

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

CITIZENS FINANCIAL GROUP, INC.

NOTE 2 - CASH AND DUE FROM BANKS
For the purposes of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks, primarily at the FRB.

The Company’s subsidiary banks maintain certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2017 and 2016, the balance of deposits at the FRB amounted to $2.0 billion and $2.7 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2017, 2016, and 2015 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 150 basis points. The Company recorded interest income on FRB deposits of $16 million, $7 million, and $4 million for the years ended December 31, 2017, 2016, and 2015, respectively, in interest-bearing deposits in banks in the Consolidated Statement of Operations.
NOTE 3 - SECURITIES
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
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM. The securities are reported at amortized cost. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer.
For debt securities classified as AFS or HTM, interest income is recorded on the accrual basis and is adjusted for the amortization of premiums and the accretion of discounts. Premiums and discounts on debt securities are amortized or accreted using the effective interest method over the estimated lives of the individual securities. The Company uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
Securities that are classified as trading are bought and held principally for the purpose of selling them in the near term and are carried at fair value, with changes in fair value recognized in earnings. When applicable, realized and unrealized gains and losses on such assets are reported in noninterest income in the Consolidated Statements of Operations.
Other investment securities are primarily composed of FHLB stock and FRB stock (which are carried at cost) and money market mutual fund investments held by the Company’s broker-dealers (which are carried at fair value, with changes in fair value recognized in noninterest income). Other investment securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in noninterest income.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2017				December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Treasury and other	$12	$—	$—	$12	$30	$—	$—	$30
State and political subdivisions	6	—	—	6	8	—	—	8
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,065	40	(277)	19,828	19,231	78	(264)	19,045
Other/non-agency	311	7	(7)	311	427	2	(28)	401
Total mortgage-backed securities	20,376	47	(284)	20,139	19,658	80	(292)	19,446
Total debt securities available for sale	20,394	47	(284)	20,157	19,696	80	(292)	19,484
Marketable equity securities	—	—	—	—	5	—	—	5
Other equity securities	—	—	—	—	12	—	—	12
Total equity securities available for sale	—	—	—	—	17	—	—	17
Total securities available for sale	$20,394	$47	($284)	$20,157	$19,713	$80	($292)	$19,501
Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,853	$7	($46)	$3,814	$4,126	$12	($44)	$4,094
Other/non-agency	832	22	—	854	945	19	—	964
Total securities held to maturity	$4,685	$29	($46)	$4,668	$5,071	$31	($44)	$5,058
Other Investment Securities, at Fair Value
Money market mutual fund	$165	$—	$—	$165	$91	$—	$—	$91
Other investments	4	—	—	4	5	—	—	5
Total other investment securities, at fair value	$169	$—	$—	$169	$96	$—	$—	$96
Other Investment Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	252	—	—	252	479	—	—	479
Other equity securities	7	—	—	7	—	—	—	—
Total other investment securities, at cost	$722	$—	$—	$722	$942	$—	$—	$942

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	261	1,067	18,737	20,065
Other/non-agency	1	21	—	289	311
Total debt securities available for sale	13	282	1,067	19,032	20,394
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,853	3,853
Other/non-agency	—	—	—	832	832
Total debt securities held to maturity	—	—	—	4,685	4,685
Total amortized cost of debt securities	$13	$282	$1,067	$23,717	$25,079

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	261	1,071	18,496	19,828
Other/non-agency	1	21	—	289	311
Total debt securities available for sale	13	282	1,071	18,791	20,157
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,814	3,814
Other/non-agency	—	—	—	854	854
Total debt securities held to maturity	—	—	—	4,668	4,668
Total fair value of debt securities	$13	$282	$1,071	$23,459	$24,825

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $625 million, $584 million and $621 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Realized gains and losses on securities are presented below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Gains on sale of debt securities	$11	$18	$41
Losses on sale of debt securities	—	(2)	(12)
Debt securities gains, net	$11	$16	$29
Equity securities gains	$1	$3	$3
In advance of the July 2017 Volcker Rule’s effective date, during the year ended December 31, 2015, the Company sold a $73 million mortgage-backed security that was classified as HTM, which would have been prohibited under the Volcker Rule, and recognized a $2 million gain.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities pledged are presented below:

	December 31, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$358	$357	$631	$620
Pledged against FHLB borrowed funds	839	861	953	972
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,113	3,082	3,575	3,563

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions, but they may be extended to longer terms to maturity. Such transactions are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of December 31, 2017 or 2016. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 13 “Derivatives.”
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2017, 2016 and 2015, were $134 million, $68 million and $3 million, respectively. These securitizations included a substantive guarantee by third parties. In 2017, the guarantors were Fannie Mae, Freddie Mac, and Ginnie Mae. In 2016, the guarantors were Fannie Mae and Ginnie Mae. In 2015, the guarantor was Freddie Mac. These securitizations were accounted for as a sale of the transferred loans and as a purchase of securities. The securities received from the guarantors are classified as AFS.
Impairment
The Company reviews its securities for other-than-temporary impairment on a quarterly basis or more frequently if a potential loss triggering event occurs. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in fair value below its recorded investment amount, as well as the severity and duration of the decline. For a security of which there has been a decline in fair value below the cost basis, the Company recognizes other-than-temporary impairment if (i) management has the intent to sell the security, (ii) it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire cost basis of the security.

Estimating the recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of cash flows expected to be collected, discounted at the security’s original effective yield, is less than amortized cost, other-than-temporary impairment is considered to have occurred. In addition to these cash flow projections, several other characteristics of each debt security are reviewed when determining whether a credit loss exists and the period over which the debt security is expected to recover. These characteristics include: (i) the type of investment, (ii) various market factors affecting the fair value of the security (e.g., interest rates, spread levels, liquidity in the sector, etc.), (iii) the length and severity of impairment, and (iv) the public credit rating of the instrument.

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

If the Company intends to sell an impaired security, or if it is more likely than not it will be required to sell the security before recovery, the impairment loss recognized in current period earnings equals the difference between the amortized cost basis and the fair value of the security. If the Company does not intend to sell the impaired security, and it is not likely that the Company will be required to sell the impaired security, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in current period earnings and the amount related to all other factors, is recognized in OCI.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net securities impairment losses recognized in earnings:

	Year Ended December 31,
(in millions)	2017	2016	2015
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($7)	($39)	($43)
Portions of loss recognized in other comprehensive income (before taxes)	—	27	36
Net securities impairment losses recognized in earnings	($7)	($12)	($7)

The following tables present securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	294	$10,163	($97)	152	$8,061	($226)	446	$18,224	($323)
Other/non-agency	6	55	(1)	10	84	(6)	16	139	(7)
Total mortgage-backed securities	300	10,218	(98)	162	8,145	(232)	462	18,363	(330)
Total	300	$10,218	($98)	162	$8,145	($232)	462	$18,363	($330)

	December 31, 2016
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
State and political subdivisions	1	$8	$—	—	$—	$—	1	$8	$—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	323	15,387	(292)	25	461	(16)	348	15,848	(308)
Other/non-agency	4	8	—	20	302	(28)	24	310	(28)
Total mortgage-backed securities	327	15,395	(292)	45	763	(44)	372	16,158	(336)
Total	328	$15,403	($292)	45	$763	($44)	373	$16,166	($336)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the cumulative credit related losses recognized in earnings on debt securities held by the Company:

	Year Ended December 31,
(in millions)	2017	2016	2015
Cumulative balance at beginning of period	$75	$66	$62
Credit impairments recognized in earnings on securities that have been previously impaired	7	12	7
Reductions due to increases in cash flow expectations on impaired securities (1)	(2)	(3)	(3)
Cumulative balance at end of period	$80	$75	$66
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of December 31, 2017, 2016 and 2015 were $80 million, $75 million and $66 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of December 31, 2017, 2016 and 2015.
For the years ended December 31, 2017, 2016 and 2015, the Company incurred non-agency MBS credit related other-than-temporary impairment losses in earnings of $7 million, $12 million and $7 million, respectively. Other-than-temporary impairment losses for the year ended December 31, 2016 included the $5 million impact of a one-time adjustment from a new model implementation. This adjustment was the result of the Company migrating in June 2016 from a proprietary internal process to a vendor-based model to estimate other-than-temporary impairment.
There were no credit impaired debt securities sold during the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of December 31, 2017. The unrealized losses on these debt securities reflect non- credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, as of December 31, 2017, there were no pre-tax non-credit related losses deferred in AOCI and there were $27 million and $36 million for the years ended December 31, 2016 and 2015, respectively.
NOTE 4 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans. Deferred loan origination fees and costs and purchase premiums and discounts are amortized as an adjustment of yield over the life of the loan, using the effective interest method. Unamortized amounts remaining upon prepayment or sale are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.

Interest income on loans is determined using the effective interest method. This method calculates periodic interest income at a constant effective yield on the net investment in the loan, to provide a constant rate of return over the term. Loans accounted for using the fair value option, are measured at fair value with corresponding changes recognized in noninterest income.

Loan commitment fees for loans that are likely to be drawn down, and other credit related fees, are deferred (together with any incremental costs) and recognized as an adjustment to the effective interest rate over the loan term. When it is unlikely that a loan will be drawn down, the loan commitment fees are recognized over the commitment period on a straight-line basis.

Leases are classified at the inception of the lease. Direct financing lease receivables are reported at the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned and deferred income, including unamortized investment credits. Leveraged leases, which are a form of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

direct financing leases, are recorded net of related non-recourse debt. Lease residual values are reviewed at least annually for other-than-temporary impairment; with valuation adjustments recognized currently against other income for direct financing and leveraged leases. Unearned income is recognized as a constant percentage of outstanding lease financing balances over the lease term in interest income.

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

A summary of the loans and leases portfolio is presented below:

	December 31,
(in millions)	2017	2016
Commercial	$37,562	$37,274
Commercial real estate	11,308	10,624
Leases	3,161	3,753
Total commercial loans and leases	52,031	51,651
Residential mortgages	17,045	15,115
Home equity loans	1,392	1,858
Home equity lines of credit	13,483	14,100
Home equity loans serviced by others	542	750
Home equity lines of credit serviced by others	149	219
Automobile	13,204	13,938
Education(1)	8,134	6,610
Credit cards	1,848	1,691
Other retail	2,789	1,737
Total retail loans	58,586	56,018
Total loans and leases (2)(3)	$110,617	$107,669

(1) During first quarter 2017, student loans were renamed “education” loans. Refer to Note 1 “Significant Accountant Policies” for more information.
(2) Excluded from the table above are loans held for sale totaling $718 million and $625 million as of December 31, 2017 and 2016, respectively.
(3) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $20.3 billion and $17.3 billion at December 31, 2017 and 2016, respectively.
Loans are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s initial intent and ability to hold the loans for the foreseeable future. Loans held for sale are carried at the lower of cost or fair value, with any write-downs or subsequent recoveries charged to other income. The Company accounts for certain loans held for sale, including those loans associated with its mortgage banking business and secondary loan trading desk, under the fair value option at fair value. Refer to Note 19, “Fair Value Measurements” for additional discussion.
The following tables present balances of loan purchases and sales:

	Year Ended December 31, 2017
(in millions)	Education	Automobile	Residential mortgages	Home equity loans	Commercial	Total
Purchases	$862	$153	$—	$—	$—	$1,015
Sales	—	—	254	29	603	886

	Year Ended December 31, 2016
(in millions)	Education	Automobile	Residential mortgages	Home equity loans	Commercial	Total
Purchases	$1,224	$695	$539	$—	$—	$2,458
Sales	—	—	699	55	147	901

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reflected in the previous table are retail TDR sales during the year ended December 31, 2017 of $78 million, including $49 million of residential mortgages and $29 million of home equity loans, which resulted in a pre-tax gain of $17 million reported in other income on the Consolidated Statements of Operations. Also reflected in the previous table are $6 million of commercial TDR sales during the year ended December 31, 2017. During the year ended December 31, 2016, the Company sold $310 million of TDRs, including $255 million of residential mortgages and $55 million of home equity loans, which resulted in a pre-tax gain of $72 million reported in other income on the Consolidated Statements of Operations.
Loans held for sale at fair value totaled $497 million and $583 million at December 31, 2017 and 2016, respectively, and consisted of residential mortgages originated for sale of $326 million and loans in the commercial trading portfolio of $171 million as of December 31, 2017. As of December 31, 2016, of the $583 million, residential mortgages originated for sale were $504 million and loans in the commercial trading portfolio totaled $79 million. Other loans held for sale totaled $221 million and $42 million as of December 31, 2017 and 2016, respectively, and consisted of commercial loan syndications.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $24.9 billion and $24.0 billion at December 31, 2017 and 2016, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto and commercial loans, and totaled $18.1 billion and $16.8 billion at December 31, 2017 and 2016, respectively.
The Company is engaged in the leasing of equipment for commercial use, with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a loan borrower. A lessee is expected to make rental payments based on its cash flows and the viability of its operations. Leases are usually not evaluated as collateral-based transactions, and therefore the lessee’s overall financial strength is the most important credit evaluation factor.
A summary of the investment in leases, before the ALLL, is presented below:

	December 31,
(in millions)	2017	2016
Direct financing leases	$3,122	$3,670
Leveraged leases	39	83
Total leases	$3,161	$3,753
The components of the investment in leases, before the ALLL, are presented below:

	December 31,
(in millions)	2017	2016
Total future minimum lease rentals	$2,347	$2,922
Estimated residual value of leased equipment (non-guaranteed)	1,072	1,166
Initial direct costs	15	20
Unearned income on minimum lease rentals and estimated residual value of leased equipment	(273)	(355)
Total leases	$3,161	$3,753

The future minimum lease rentals on direct financing and leveraged leases at December 31, 2017 are presented below:

Year	(in millions)
2018	$602
2019	553
2020	399
2021	300
2022	201
Thereafter	292
Total	$2,347

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. On a quarterly basis, the Company evaluates the adequacy of the ALLL by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors. The ALLL is established in accordance with the Company’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ALLL each quarter, together with risk management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. The ALLL is maintained at a level that management considers reflective of probable losses, and is established through charges to earnings in the form of a provision for credit losses. The ALLL may be adjusted to reflect the Company’s current assessment of various qualitative risks, factors and events that may not be measured in the statistical analysis. Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. Amounts determined to be uncollectible are deducted from the ALLL and subsequent recoveries, if any, are added to the ALLL. While management uses available information to estimate loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions.
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
For non-impaired retail loans, the ALLL is based upon an incurred loss model utilizing the probability of default, loss given default and exposure at default on an individual loan basis. When developing these factors, the Company may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, age of the loan, geographic location and incurred loss period. Certain retail portfolios, including SBO home equity loans and commercial credit card receivables utilize roll rate models to estimate the ALLL. For the portfolios measured using the incurred loss model, roll rate models are also run as challenger models and can be used to support management overlays if deemed necessary.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The new methodology includes a statistical analysis of prior charge-off rates on a historical basis combined with a qualitative assessment based on quantitative measures affecting the determination of incurred losses in the loan and lease portfolio, and provides better alignment of the qualitative ALLL to the commercial and retail loan portfolios. The impact of the change is an increase of approximately $50 million to the commercial ALLL with a corresponding decrease to the retail ALLL; there was not a significant impact on the total qualitative ALLL as of December 31, 2017. There were no other material changes in assumptions or estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments.
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
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, credit card loans and unsecured open end loans are generally charged off in the month in which the account becomes 180 days past due. Auto loans, education loans and unsecured closed end loans are generally charged off in the month in which the account becomes 120 days past due. Certain retail loans will be charged off earlier than the FFIEC standards in the following circumstances:

•
A charge-off is recognized when a loan is modified in a TDR if the loan is determined to be collateral-dependent. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources.

•
Loans to borrowers who have experienced an event (e.g. bankruptcy) that suggests a loss is either known or highly certain are subject to accelerated charge-off standards. Residential real estate and auto loans are charged down to the net realizable value when the loan becomes 60 days past due, or sooner if the loan is determined to be collateral-dependent. Credit card loans are fully charged off within 60 days of receiving notification of the bankruptcy filing or other event. Education loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.

•	Auto loans are written down to net realizable value upon repossession of the collateral.

A summary of changes in the allowance for credit losses is presented below:

	Year Ended December 31, 2017
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$663	$573	$1,236
Charge-offs	(75)	(437)	(512)
Recoveries	40	167	207
Net charge-offs	(35)	(270)	(305)
Provision charged to income(1)	57	248	305
Allowance for loan and lease losses, end of period	685	551	1,236
Reserve for unfunded lending commitments, beginning of period	72	—	72
Provision for unfunded lending commitments	16	—	16
Reserve for unfunded lending commitments, end of period	88	—	88
Total allowance for credit losses, end of period	$773	$551	$1,324
(1) Includes an increase of approximately $50 million to commercial and corresponding decrease to retail for the impact of the enhancement to the assessment of qualitative risks, factors and events that may not be measured in the modeled results.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$596	$620	$1,216
Charge-offs	(79)	(457)	(536)
Recoveries	33	168	201
Net charge-offs	(46)	(289)	(335)
Provision charged to income	113	242	355
Allowance for loan and lease losses, end of period	663	573	1,236
Reserve for unfunded lending commitments, beginning of period	58	—	58
Provision for unfunded lending commitments	14	—	14
Reserve for unfunded lending commitments, end of period	72	—	72
Total allowance for credit losses, end of period	$735	$573	$1,308

	Year Ended December 31, 2015
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$544	$651	$1,195
Charge-offs	(36)	(444)	(480)
Recoveries	49	147	196
Net recoveries (charge-offs)	13	(297)	(284)
Provision charged to income	39	266	305
Allowance for loan and lease losses, end of period	596	620	1,216
Reserve for unfunded lending commitments, beginning of period	61	—	61
Provision (credit) for unfunded lending commitments	(3)	—	(3)
Reserve for unfunded lending commitments as of period end	58	—	58
Total allowance for credit losses as of period end	$654	$620	$1,274

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	December 31, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$370	$761	$1,131	$424	$799	$1,223
Formula-based evaluation	51,661	57,825	109,486	51,227	55,219	106,446
Total	$52,031	$58,586	$110,617	$51,651	$56,018	$107,669

A summary of the allowance for credit losses by evaluation method is presented below:

	December 31, 2017			December 31, 2016
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$47	$34	$81	$63	$43	$106
Formula-based evaluation	726	517	1,243	672	530	1,202
Allowance for credit losses	$773	$551	$1,324	$735	$573	$1,308

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

	December 31, 2016
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,010	$1,015	$1,027	$222	$37,274
Commercial real estate	10,146	370	58	50	10,624
Leases	3,583	52	103	15	3,753
Total commercial loans and leases	$48,739	$1,437	$1,188	$287	$51,651

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	December 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,714	$147	$46	$18	$120	$17,045
Home equity loans	1,212	102	20	4	54	1,392
Home equity lines of credit	12,756	438	78	23	188	13,483
Home equity loans serviced by others	477	29	10	4	22	542
Home equity lines of credit serviced by others	116	21	4	1	7	149
Automobile	11,596	1,273	220	55	60	13,204
Education	7,898	160	23	12	41	8,134
Credit cards	1,747	63	12	9	17	1,848
Other retail	2,679	68	20	12	10	2,789
Total retail loans	$55,195	$2,301	$433	$138	$519	$58,586

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$14,807	$108	$53	$12	$135	$15,115
Home equity loans	1,628	127	23	7	73	1,858
Home equity lines of credit	13,432	396	57	20	195	14,100
Home equity loans serviced by others	673	41	14	5	17	750
Home equity lines of credit serviced by others	158	25	3	2	31	219
Automobile	12,509	1,177	172	38	42	13,938
Education	6,379	151	24	13	43	6,610
Credit cards	1,611	43	12	9	16	1,691
Other retail	1,676	45	8	4	4	1,737
Total retail loans	$52,873	$2,113	$366	$110	$556	$56,018

Nonperforming Assets
Nonperforming loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, unless the loan is both well secured and in the process of collection.
When the Company places a loan on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and amortization of any net deferred fees is suspended. Interest collections on nonaccruing loans and leases for which the ultimate collectability of principal is uncertain are generally applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent of the cash received. A loan may be returned to accrual status if (i) principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest, (ii) the loan or lease has otherwise become well-secured and in the process of collection, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and the Company is reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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
Residential mortgages are generally placed on nonaccrual status when past due 120 days, or sooner if determined to be collateral-dependent, unless repayment of the loan is insured by the Federal Housing Administration. Credit card balances are placed on nonaccrual status when past due 90 days or more and are restored to accruing status if they subsequently become less than 90 days past due. All other retail loans are generally placed on nonaccrual status when past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Loans less than 90 days past due may be placed on nonaccrual status upon the death of the borrower, fraud or bankruptcy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Commercial	$238	$322	$5	$2
Commercial real estate	27	50	3	—
Leases	—	15	—	—
Total commercial loans and leases	265	387	8	2
Residential mortgages (1)	128	144	16	18
Home equity loans	72	98	—	—
Home equity lines of credit	233	243	—	—
Home equity loans serviced by others	25	32	—	—
Home equity lines of credit serviced by others	18	33	—	—
Automobile	70	50	—	—
Education	38	38	3	5
Credit card	17	16	—	—
Other retail	5	4	5	1
Total retail loans	606	658	24	24
Total	$871	$1,045	$32	$26

(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $15 million and $18 million as of December 31, 2017 and 2016, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $30 million and $32 million as of December 31, 2017 and 2016, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $36 million and $49 million as of December 31, 2017 and 2016, respectively.
A summary of key performance indicators is presented below:

	December 31,
	2017	2016
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.24%	0.36%
Nonperforming retail loans as a percentage of total loans and leases	0.55	0.61
Total nonperforming loans and leases as a percentage of total loans and leases	0.79%	0.97%

Nonperforming commercial assets as a percentage of total assets	0.17%	0.26%
Nonperforming retail assets as a percentage of total assets	0.43	0.47
Total nonperforming assets as a percentage of total assets	0.60%	0.73%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in-process was $181 million and $177 million as of December 31, 2017 and 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	December 31, 2017				December 31, 2016
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$26	$4	$243	$273	$36	$4	$324	$364
Commercial real estate	38	20	30	88	1	2	50	53
Leases	4	1	—	5	1	—	15	16
Total commercial loans and leases	68	25	273	366	38	6	389	433
Residential mortgages	46	18	120	184	53	12	135	200
Home equity loans	20	4	54	78	23	7	73	103
Home equity lines of credit	78	23	188	289	57	20	195	272
Home equity loans serviced by others	10	4	22	36	14	5	17	36
Home equity lines of credit serviced by others	4	1	7	12	3	2	31	36
Automobile	220	55	60	335	172	38	42	252
Education	23	12	41	76	24	13	43	80
Credit cards	12	9	17	38	12	9	16	37
Other retail	20	12	10	42	8	4	4	16
Total retail loans	433	138	519	1,090	366	110	556	1,032
Total	$501	$163	$792	$1,456	$404	$116	$945	$1,465

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of impaired loans by class is presented below:

	December 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$183	$42	$159	$403	$342
Commercial real estate	25	5	3	40	28
Leases	—	—	—	—	—
Total commercial loans and leases	208	47	162	443	370
Residential mortgages	25	2	126	197	151
Home equity loans	41	4	80	162	121
Home equity lines of credit	16	1	181	241	197
Home equity loans serviced by others	29	2	22	67	51
Home equity lines of credit serviced by others	2	—	7	14	9
Automobile	2	—	21	30	23
Education	154	17	21	175	175
Credit cards	24	7	1	25	25
Other retail	5	1	4	10	9
Total retail loans	298	34	463	921	761
Total	$506	$81	$625	$1,364	$1,131

	December 31, 2016
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$247	$55	$134	$431	$381
Commercial real estate	39	8	4	44	43
Leases	—	—	—	—	—
Total commercial loans and leases	286	63	138	475	424
Residential mortgages	37	2	141	235	178
Home equity loans	51	3	94	191	145
Home equity lines of credit	23	1	173	240	196
Home equity loans serviced by others	41	4	19	70	60
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	4	—	15	25	19
Education	154	25	1	155	155
Credit cards	26	6	—	26	26
Other retail	10	2	1	13	11
Total retail loans	348	43	451	968	799
Total	$634	$106	$589	$1,443	$1,223

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is presented below:

	Year Ended December 31,
	2017		2016		2015
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$4	$380	$5	$295	$4	$135
Commercial real estate	—	37	—	53	1	44
Leases	—	—	—	3	—	—
Total commercial loans and leases	4	417	5	351	5	179
Residential mortgages	4	136	4	161	15	415
Home equity loans	6	121	7	144	9	222
Home equity lines of credit	6	176	6	178	4	173
Home equity loans serviced by others	3	49	3	60	4	75
Home equity lines of credit serviced by others	—	9	—	9	—	9
Automobile	1	18	—	14	—	11
Education	9	173	7	150	7	157
Credit cards	2	22	2	23	2	26
Other retail	—	9	1	12	1	16
Total retail loans	31	713	30	751	42	1,104
Total	$35	$1,130	$35	$1,102	$47	$1,283

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, waiving or delaying a scheduled payment of principal or interest for other than an insignificant time period, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases, interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
Retail and commercial loans whose contractual terms have been modified in a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Retail loans that were discharged in bankruptcy and not reaffirmed by the borrower are deemed to be collateral-dependent TDRs and are generally charged off to the fair value of the collateral, less cost to sell, and less amounts recoverable under a government guarantee (if any). Cash receipts on nonaccruing impaired loans, including nonaccruing loans involved in TDRs, are generally applied to reduce the unpaid principal balance. Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Income on these loans is generally recognized on a cash basis if management believes that the remaining book value of the loan is realizable. Nonaccruing TDRs that meet the guidelines above for accrual status can be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition, and if they have been current for at least six months.

Because TDRs are impaired loans, the Company measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The table below summarizes TDRs by class and total unfunded commitments:

	December 31,
(in millions)	2017	2016
Commercial	$129	$120
Retail	761	799
Unfunded commitments tied to TDRs	39	42
The table below summarizes how loans were modified during the year ended December 31, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2017 and were paid off in full, charged off, or sold prior to December 31, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	45	$22	$22
Commercial real estate	—	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	7	1	1	46	22	22
Residential mortgages	71	9	10	73	12	13
Home equity loans	82	5	6	1	—	—
Home equity lines of credit	50	3	3	235	30	30
Home equity loans serviced by others	15	1	1	—	—	—
Home equity lines of credit serviced by others	5	—	—	2	—	—
Automobile	130	2	2	29	1	1
Education	—	—	—	—	—	—
Credit cards	2,363	13	13	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	2,717	33	35	340	43	44
Total	2,724	$34	$36	386	$65	$66

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	15	$70	$71	($1)	$—
Commercial real estate	1	—	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	16	70	71	(1)	—
Residential mortgages	171	19	19	(1)	—
Home equity loans	232	13	13	—	—
Home equity lines of credit	395	27	27	—	1
Home equity loans serviced by others	52	2	2	—	—
Home equity lines of credit serviced by others	26	2	2	—	—
Automobile	1,336	24	20	—	4
Education	329	7	7	2	—
Credit cards	—	—	—	3	—
Other retail	5	—	—	(2)	—
Total retail loans	2,546	94	90	2	5
Total	2,562	$164	$161	$1	$5

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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	12	$1	$1	81	$20	$21
Commercial real estate	1	—	—	1	5	5
Leases	—	—	—	—	—	—
Total commercial loans and leases	13	1	1	82	25	26
Residential mortgages	71	10	10	60	10	10
Home equity loans	97	6	6	39	4	5
Home equity lines of credit	49	4	4	121	13	12
Home equity loans serviced by others	18	1	1	—	—	—
Home equity lines of credit serviced by others	8	—	—	5	1	1
Automobile	138	3	3	41	1	1
Education	—	—	—	—	—	—
Credit cards	2,187	12	12	—	—	—
Other retail	4	—	—	—	—	—
Total retail loans	2,572	36	36	266	29	29
Total	2,585	$37	$37	348	$54	$55

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	14	$48	$48	$3	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	14	48	48	3	—
Residential mortgages	247	26	26	(1)	—
Home equity loans	279	18	17	(1)	—
Home equity lines of credit	304	23	22	—	1
Home equity loans serviced by others	60	2	2	—	—
Home equity lines of credit serviced by others	24	1	1	—	—
Automobile	1,081	20	18	—	3
Education	479	12	12	4	—
Credit cards	—	—	—	3	—
Other retail	13	—	—	—	—
Total retail loans	2,487	102	98	5	4
Total	2,501	$150	$146	$8	$4
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	25	$19	$19	160	$22	$22
Commercial real estate	1	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	26	19	19	161	22	22
Residential mortgages	153	31	31	40	7	6
Home equity loans	96	5	5	191	35	35
Home equity lines of credit	4	1	1	23	2	2
Home equity loans serviced by others	29	2	2	—	—	—
Home equity lines of credit serviced by others	2	—	—	1	—	—
Automobile	108	2	2	5	—	—
Education	—	—	—	—	—	—
Credit cards	2,413	13	13	—	—	—
Other retail	3	—	—	—	—	—
Total retail loans	2,808	54	54	260	44	43
Total	2,834	$73	$73	421	$66	$65

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	16	$34	$34	($1)	$1
Commercial real estate	1	4	4	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	17	38	38	(1)	1
Residential mortgages	275	33	33	(1)	—
Home equity loans	448	28	28	—	1
Home equity lines of credit	320	21	19	—	2
Home equity loans serviced by others	124	6	5	—	1
Home equity lines of credit serviced by others	41	3	2	—	—
Automobile	812	14	12	—	2
Education	1,204	22	22	4	—
Credit cards	—	—	—	2	—
Other retail	20	—	—	—	—
Total retail loans	3,244	127	121	5	6
Total	3,261	$165	$159	$4	$7

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted within 12 months of their modification date during 2017, 2016 and 2015. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2017 and 2016. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Year Ended December 31,
	2017		2016		2015
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	8	$5	22	$13	23	$2
Commercial real estate	1	4	1	—	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	9	9	23	13	23	2
Residential mortgages	152	19	187	24	168	21
Home equity loans	43	2	50	3	184	13
Home equity lines of credit	200	14	155	13	131	7
Home equity loans serviced by others	23	—	37	1	43	1
Home equity lines of credit serviced by others	10	1	17	—	22	1
Automobile	140	1	110	2	87	1
Education	44	1	59	1	171	3
Credit cards	491	3	433	3	455	3
Other retail	4	—	3	—	4	—
Total retail loans	1,107	41	1,051	47	1,265	50
Total	1,116	$50	1,074	$60	1,288	$52
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2017 and 2016, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following tables present balances of loans with these characteristics:

	December 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$366	$166	$264	$—	$—	$796
Interest only/negative amortization	1,763	—	—	—	1	1,764
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,130	$166	$264	$197	$1	$2,758

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$566	$550	$476	$—	$—	$1,592
Interest only/negative amortization	1,582	—	—	—	1	1,583
Low introductory rate	—	—	—	112	—	112
Multiple characteristics and other	3	—	—	—	—	3
Total	$2,151	$550	$476	$112	$1	$3,290
NOTE 6 - PREMISES, EQUIPMENT AND SOFTWARE
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
Additions to premises and equipment are recorded at cost. The cost of major additions, improvements and betterments is capitalized. Normal repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. The Company evaluates premises and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives	2017	2016
Land and land improvements	10 years	$47	$47
Buildings and leasehold improvements	5-40 years	719	684
Furniture, fixtures and equipment	5-15 years	1,824	1,714
Total premises and equipment, gross		2,590	2,445
Accumulated depreciation		(1,905)	(1,844)
Total premises and equipment, net		$685	$601

The previous table includes capital leases with book values of $30 million and $45 million and related accumulated depreciation of $20 million and $30 million as of December 31, 2017 and 2016, respectively. Depreciation charged to noninterest expense totaled $124 million, $130 million, and $116 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is presented in the Consolidated Statements of Operations in both occupancy and equipment expense.
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
The Company had capitalized software assets of $1.7 billion and $1.5 billion and related accumulated amortization of $869 million and $691 million as of December 31, 2017 and 2016, respectively. Amortization expense was $180 million, $170 million, and $146 million for the years ended December 31, 2017, 2016, and 2015, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for capitalized software assets is presented below:

Year	(in millions)
2018	$171
2019	141
2020	109
2021	71
2022	36
Thereafter	92
Total (1)	$620
(1) Excluded from this balance is $178 million of in-process software at December 31, 2017.

Operating Lease Assets
Other assets on the Consolidated Balance Sheets included assets subject to operating leases, where the Company was the lessor, of $112 million and $158 million as of December 31, 2017 and 2016, respectively. Operating lease rental income for leased assets is recognized in other income on a straight-line basis over the lease term. Related depreciation expense is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized in other noninterest expense if the carrying amount of the leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.

NOTE 7 - LEASE COMMITMENTS
The Company is committed under long-term leases for the rental of premises and equipment. These leases have varying renewal options and in certain instances, require the payment of insurance, real estate taxes and other operating expenses.
At December 31, 2017, the aggregate minimum rental commitments under these non-cancelable operating leases and capital leases, exclusive of renewals, are presented below for the years ended December 31:

(in millions)	Operating Leases	Capital Leases
2018	$171	$3
2019	148	2
2020	130	2
2021	111	2
2022	81	1
Thereafter	201	8
Total minimum lease payments	$842	$18
Amounts representing interest	—	(8)
Present value of net minimum lease	$842	$10

Occupancy and equipment expense including rental expense for non-cancelable operating leases and capital leases totaled $211 million, $208 million, and $205 million for the years ended December 31, 2017, 2016, and 2015, respectively.
NOTE 8 - MORTGAGE BANKING
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking fees.
Information related to residential mortgage loan sales and the Company's mortgage banking activity is presented below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Residential mortgage loan sale proceeds(1)	$3,161	$2,652	$2,667
Gain on sales	35	69	51
Mortgage servicing fees	53	51	55
Repurchased residential mortgages	3	6	10
Valuation recoveries	(2)	(4)	(9)
(1) Represents the unpaid principal balance at the time of the sale.

The Company recognizes the right to service mortgage loans for others, or MSRs, as assets whether the Company purchases the MSRs or the MSRs result from a sale. MSRs are initially recognized at fair value, and subsequently accounted for in the Consolidated Balance Sheets at the lower of cost or fair value, net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. The Company’s identification of MSRs in a single class is determined based on the availability of market inputs and the Company’s method of managing MSR risks. For the purpose of impairment evaluation and measurement, MSRs are stratified based on predominant risk characteristics (such as interest rate, loan size, origination date, term, or geographic location) of the underlying loans. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Year Ended December 31,
(in millions)	2017	2016
MSRs:
Balance as of beginning of period	$167	$173
Amount capitalized	37	29
Purchases	28	—
Amortization	(31)	(35)
Carrying amount before valuation allowance	201	167
Valuation allowance for servicing assets:
Balance as of beginning of period	5	9
Valuation recoveries	(2)	(4)
Balance at end of period	3	5
Net carrying value of MSRs	$198	$162

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	December 31,
	2017			2016
(dollars in millions)	Weighted-Average	Range		Weighted-Average	Range
Fair value	$218	Min	Max	$182	Min	Max
Weighted-average life (in years)	5.9	2.3	8.4	5.7	2.6	7.3
Weighted-average constant prepayment rate	10.0%	6.6%	20.1%	10.8%	8.8%	22.3%
Weighted-average discount rate	9.9%	9.1%	12.1%	9.7%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Year Ended December 31,
	2017	2016	2015
Weighted-average life (in years)	7.3	6.1	5.9
Weighted-average constant prepayment rate	8.7%	11.0%	10.7%
Weighted-average discount rate	9.8%	9.7%	9.7%

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

	December 31,
(in millions)	2017	2016
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$22	$9
Decline in fair value from a 100 basis point decrease in interest rates	46	25
Weighted-average discount rate:
Decline in fair value from a 50 basis point increase in weighted-average discount rate	4	3
Decline in fair value from a 100 basis point increase in weighted-average discount rate	8	6
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
NOTE 9 - GOODWILL
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. The Company has identified and allocated goodwill to two reporting units - Consumer Banking and Commercial Banking - based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes.
Goodwill is not amortized, but is subject to annual impairment tests. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value,

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company reviews goodwill for impairment annually as of October 31st or more often if events or circumstances indicate that it is more likely than not that the fair value of one or more reporting units is below its carrying value. The fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. The Company relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks only to corroborate the value determined by the discounted cash flow method. The Company relies on several assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, as well as projected loan loss, income tax and capital retention rates.
Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated on the assessment of the risks related to the projected cash flows of each reporting unit. Cash flow projections include estimates for projected loan loss, income tax and capital retention rates. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit is estimated based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP and inflation.
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
Since 1988, the Company has completed more than 25 acquisitions of banks or assets of banks. In May 2017, Citizens Capital Markets, Inc., a wholly owned subsidiary of the Company, acquired the assets of Western Reserve Partners, LLC, a Cleveland-based merger and acquisition advisory firm. The acquisition resulted in an increase to goodwill of $11 million. Changes in the carrying value of goodwill for the years ended December 31, 2017 and 2016 are presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2015	$2,136	$4,740	$6,876
Adjustments	—	—	—
Balance at December 31, 2016	$2,136	$4,740	$6,876
Business acquisition	—	11	11
Adjustments	—	—	—
Balance at December 31, 2017	$2,136	$4,751	$6,887
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2017 and 2016. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2017 and 2016. No impairment was recorded for the years ended December 31, 2017, 2016 and 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - VARIABLE INTEREST ENTITIES
The Company makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

The Company’s equity investments primarily include ownership interests in limited partnerships that sponsor affordable housing projects and ownership interests in limited liability companies that sponsor renewable energy projects. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amounts of its equity investments. A summary of these investments is presented below:

	December 31,
(in millions)	2017	2016
LIHTC investment included in other assets	$951	$793
LIHTC unfunded commitments included in other liabilities	491	428
Renewable energy investments included in other assets	335	220
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2017	2016
Tax credits included in income tax expense	$83	$59
Amortization expense included in income tax expense	94	59
Other tax benefits included in income tax expense	31	21
    No LIHTC investment impairment losses were recognized during the years ended December 31, 2017 and 2016.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.

The major components of deposits are presented below:

	December 31,
(in millions)	2017	2016
Demand	$29,279	$28,472
Checking with interest	22,229	20,714
Regular savings	9,518	8,964
Money market accounts	37,454	38,176
Term deposits	16,609	13,478
Total deposits	$115,089	$109,804
The maturity distribution of term deposits as of December 31, 2017 is presented below:

Year	(in millions)
2018	$13,754
2019	1,985
2020	351
2021	452
2022	62
2023 and thereafter	5
Total	$16,609
Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $11.4 billion at December 31, 2017. The remaining maturities of these deposits are presented below:

(in millions)
Three months or less	$4,948
After three months through six months	1,925
After six months through twelve months	3,040
After twelve months	1,453
Total term deposits	$11,366

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

	December 31,
(in millions)	2017	2016
Federal funds purchased	$460	$533
Securities sold under agreements to repurchase	355	615
Other short-term borrowed funds	1,856	3,211
Total short-term borrowed funds	$2,671	$4,359
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(in millions, except ratio data)	2017	2016	2015
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.74%	0.26%	0.15%
Other short-term borrowed funds	1.72	0.94	0.44
Maximum amount outstanding at month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,174	$1,522	$5,375
Other short-term borrowed funds	3,508	5,461	7,004
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$776	$947	$3,364
Other short-term borrowed funds	2,321	3,207	5,865
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.36%	0.09%	0.22%
Other short-term borrowed funds	1.32	0.64	0.28
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s long-term borrowed funds is presented below:

	December 31,
(in millions)	2017	2016
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$348
4.150% fixed-rate subordinated debt, due 2022	348	347
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.300% senior unsecured notes, due 2018 (1) (2)	—	745
2.450% senior unsecured notes, due 2019 (1)	743	747
2.500% senior unsecured notes, due 2019 (1)	741	741
2.250% senior unsecured notes, due 2020 (1)	692	—
Floating-rate senior unsecured notes, due 2020 (1)	299	—
Floating-rate senior unsecured notes, due 2020 (1)	249	—
2.200% senior unsecured notes, due 2020 (1)	498	—
2.250% senior unsecured notes, due 2020 (1)	742	—
2.550% senior unsecured notes, due 2021(1)	964	965
Floating-rate senior unsecured notes, due 2022 (1)	249	—
2.650% senior unsecured notes, due 2022 (1)	491	—
Federal Home Loan advances due through 2033	3,761	7,264
Other	16	10
Total long-term borrowed funds	$11,765	$12,790
(1) Issued under CBNA’s Global Bank Note Program.
(2) Reclassified to short-term borrowed funds.
The Parent Company’s long-term borrowed funds as of December 31, 2017 and 2016 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($5) million and ($7) million, respectively. The banking subsidiaries’ long-term borrowed funds as of December 31, 2017 and 2016 include principal balances of $9.5 billion and $10.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($19) million and ($12) million, respectively, and hedging basis adjustments of ($63) million and ($40) million, respectively. See Note 13 “Derivatives” for further information about the Company’s hedging of certain long-term borrowed funds.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $9.4 billion and $13.4 billion at December 31, 2017 and 2016, respectively. The Company’s available FHLB borrowing capacity was $8.0 billion and $2.8 billion at December 31, 2017 and 2016, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, such as investment securities and loans, is pledged to provide borrowing capacity at the FRB. At December 31, 2017, the Company’s unused secured borrowing capacity was approximately $41.2 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities for the Company’s long-term borrowed funds at December 31, 2017 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2018	$—	$—	$—
2019	—	5,235	5,235
2020	—	2,492	2,492
2021	349	967	1,316
2022	348	744	1,092
2023 and thereafter	1,623	7	1,630
Total	$2,320	$9,445	$11,765
NOTE 13 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, forward sale contracts and purchase options. The Company monitors the results of each transaction to ensure that management’s intent is satisfied. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 19 “Fair Value Measurements.”
Derivative assets and derivative liabilities are netted by counterparty on the balance sheet if a “right of setoff” has been established in a master netting agreement between the Company and the counterparty. This netted derivative asset or liability position is also netted against the fair value of any cash collateral that has been pledged or received in accordance with a Credit Support Annex.
At December 31, 2017, the total derivative net asset value decreased $10 million and the total net liability value decreased by $349 million from December 31, 2016. These decreases were primarily due to a change in the presentation of variation margin payments in the Consolidated Balance Sheet in 2017. Effective January 3, 2017, variation margin payments made on certain centrally cleared derivative contracts were classified as settlement of those derivatives rather than the posting of collateral. As a result of this change, on a prospective basis the Company modified its balance sheet presentation of certain interest rate swaps in 2017, such that the fair value of the swaps and the associated variation margin balances are reported as a single unit of account in derivative assets and/or derivative liabilities. At December 31, 2016, these variation margin balances were characterized as collateral. Variation margin balances characterized as collateral are reported in interest-bearing cash and due from banks on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	December 31, 2017			December 31, 2016
(in millions)	Notional Amount (1)	Derivative Assets(2)	Derivative Liabilities(2)	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$13,300	$—	$—	$13,350	$52	$193
Derivatives not designated as hedging instruments:
Interest rate contracts	80,180	538	379	54,656	557	452
Foreign exchange contracts	9,882	148	149	8,039	134	126
Other contracts	1,039	7	5	1,498	16	7
Total derivatives not designated as hedging instruments		693	533		707	585
Gross derivative fair values		693	533		759	778
Less: Gross amounts offset in the Consolidated Balance Sheets (3)		(72)	(72)		(106)	(106)
Less: Cash collateral applied (3)		(4)	(151)		(26)	(13)
Total net derivative fair values presented in the Consolidated Balance Sheets		$617	$310		$627	$659

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
(3) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions.

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan.
Institutional derivatives
The institutional derivatives portfolio primarily consists of interest rate swap agreements that are used to hedge the interest rate risk associated with the Company’s loans and financing liabilities (i.e., borrowed funds, deposits, etc.).
The Company enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into receive-fixed/pay-floating interest rate swaps, the Company is able to minimize the variability in the cash flows of these assets due to changes in interest rates. The Company also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on its medium term borrowings by effectively converting a portion of the fixed rate debt to floating. The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposit liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed rate liability for the term of the interest rate swap agreement. The goal of the Company’s interest rate hedging activity is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. For derivatives designated for hedging purposes, net interest accruals are treated as an adjustment of interest income or interest expense of the item being hedged.
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
The Company has certain derivative transactions which are designated as fair value or cash flow hedges, described as follows:
Derivatives designated as hedging instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated as highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter, to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and then reflects changes in fair value in earnings after termination of the hedge relationship.
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
The Company has entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through other income and offset against the change in the fair value of the hedged item.
The following table presents the effect on other income of fair value hedges described above, in millions:

Amounts Recognized in Other Income for the Year Ended December 31,
2017			2016			2015
Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
($26)	$27	$1	($6)	$5	($1)	($2)	$2	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $1 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of cash flow hedges on net income and stockholders’ equity:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2017	2016	2015
Effective portion of (loss) gain recognized in OCI (1)	($23)	($100)	$150
Amounts reclassified from OCI to interest income (2)	25	90	82
Amounts reclassified from OCI to interest expense (2)	—	(27)	(59)
Amounts reclassified from OCI to other income (3)	—	(5)	—
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
(3) This includes gains and losses attributable to previously hedged cash flows where the likelihood occurrence of those cash flows is no longer probable.
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
The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,
(in millions)	2017	2016	2015
Customer derivative contracts
Customer interest rate contracts (1)	$5	($23)	$140
Customer foreign exchange contracts (1)	172	(81)	(18)
Residential loan commitments (2)	2	(2)	(4)
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	46	70	(106)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	(151)	95	19
Forward sale contracts (2)	(8)	6	1
Total	$66	$65	$32
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The qualified plan’s allocation by asset category is presented below:

	Target Asset Allocation	Actual Asset Allocation
Asset Category	2017	2017	2016
Equity securities	48-58%	54.0%	49.6%
Debt securities	41-51%	45.0%	45.2%
Other		1.0%	5.2%
Total		100.0%	100.0%
The written Pension Plan Investment Policy, set forth by the CFG Retirement Committee, formulates investment principles and guidelines that are appropriate for the needs and objectives of the Plan, and defines the management, structure, and monitoring procedures adopted for the ongoing operation of the aggregate funds of the Plan. Stated goals and objectives are:

•
Achieve a total return, consistent with prudent investment management, that together with any new contributions from the Employer, will be sufficient to meet the benefits which the Plan seeks to provide.

•	The nominal return target for the overall Plan is to meet or exceed the Plan’s Policy Index;

•	Total portfolio risk exposure should generally rank in the mid-range of comparable funds. Risk-adjusted returns are expected to consistently rank in the top-half of comparable funds; and

•	Investment managers shall meet or exceed the return of the designated benchmark index and rank in the top-half of the appropriate asset class and style universe.
The CFG Retirement Committee reviews, at least annually, the assets and net cash flow of the Plan, discusses the current economic outlook and the Plan’s investment strategy with the investment managers, reviews the current asset mix and its compliance with the Policy, and receives and considers statistics on the investment performance of the Plan and its managers.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considering the trust’s asset allocation and the expected returns likely to be earned over the life of the Plan. This basis is consistent with the prior year.
Changes in the fair value of defined benefit pension plan assets, projected benefit obligation, funded status, and accumulated benefit obligation are presented below:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2017	2016	2017	2016
Fair value of plan assets as of January 1	$1,015	$917	$—	$—
Actual return on plan assets	185	82	—	—
Employer contributions	—	75	8	8
Benefits and administrative expenses paid	(61)	(59)	(8)	(8)
Fair value of plan assets as of December 31	1,139	1,015	—	—
Projected benefit obligation	1,089	1,024	106	105
Pension asset (obligation)	$50	($9)	($106)	($105)
Accumulated benefit obligation	$1,089	$1,024	$106	$105

The Company recognized actuarial gains and losses (for the qualified and non-qualified plans) in AOCI resulting in an ending balance of $585 million and $634 million at December 31, 2017 and 2016, respectively. Approximately $17 million of net actuarial loss recorded in AOCI as of December 31, 2017 is expected to be recognized as a component of net periodic benefit costs during 2018.
Other changes in plan assets and benefit obligations recognized in OCI (for the qualified, non-qualified and postretirement plans) are presented below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net periodic pension income	($2)	($1)	($7)
Net actuarial (gain) loss	(31)	54	7
Amortization of prior service credit	1	1	—
Amortization of net actuarial loss	(18)	(16)	(15)
Total recognized in other comprehensive income (loss)	(48)	39	(8)
Total recognized in net periodic pension cost and other comprehensive income (loss)	($50)	$38	($15)
Pension costs under defined benefit plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method.

The components of net periodic pension (income) cost for the Company's qualified and non-qualified plans are presented below:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	42	44	44	4	4	4	46	48	48
Expected return on plan assets	(69)	(68)	(74)	—	—	—	(69)	(68)	(74)
Amortization of actuarial loss	16	14	13	2	2	2	18	16	15
Net periodic pension (income) cost	($8)	($7)	($14)	$6	$6	$6	($2)	($1)	($8)

Net periodic pension (income) cost is presented in the accompanying consolidated statements of operations in salaries and employee benefits.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average rates assumed in determining the actuarial present value of benefit obligations and net periodic benefit cost are presented below:

	As of and for the Year Ended December 31,
	2017	2016	2015
Assumptions for benefit obligations
Discount rate-qualified plan	3.670%	4.190%	4.640%
Discount rate-non-qualified plan	3.530%	4.050%	4.540%
Expected long-term rate of return on plan assets	7.000%	7.500%	7.500%
Assumptions for net periodic pension cost
Discount rate-qualified plan	4.190%	4.640%	4.125%
Discount rate-non-qualified plan	4.050%	4.540%	3.875%
Expected long-term rate of return on plan assets	7.000%	7.500%	7.500%
On September 7, 2016, the Company made a contribution of $75 million to the qualified plan. No contribution was made to the qualified plan in 2017. The Company expects to contribute approximately $8 million to the non-qualified plan in 2018. No contribution to the qualified plan is planned in 2018.
Expected future benefit payments for the qualified and non-qualified plans are presented below:

(in millions)
Expected benefit payments by fiscal year ending
December 31, 2018	$65
December 31, 2019	66
December 31, 2020	66
December 31, 2021	67
December 31, 2022	68
December 31, 2023 - 2027	346
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents qualified pension plan assets measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Managed portfolio assets:
U.S. government obligations	8	—	8	—
Non-U.S. government obligations	2	—	2	—
Municipal obligations	1	—	1	—
Corporate bonds	102	—	102	—
Asset-backed securities	1	—	1	—
Total assets in the fair value hierarchy	114	—	114	—
Investments measured at net asset value (1)	1,024
Assets at fair value at measurement date of December 31, 2017	$1,138	$—	$114	$—
(1)Certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table presents qualified pension plan assets measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Managed portfolio assets
Cash and money market funds	2	—	2	—
U.S. government obligations	10	—	10	—
Municipal obligations	2	—	2	—
Corporate bonds	89	—	89	—
Asset-backed securities	1	—	1	—
Total assets in the fair value hierarchy	104	—	104	—
Investments measured at net asset value (1)	918
Assets at fair value at measurement date of December 31, 2016	$1,022	$—	$104	$—
(1)Certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2017, and 2016. The fair values of participation units held in the common and collective funds and limited partnerships are based on NAV.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unfunded commitments, redemption frequency and redemption notice period for Plan investments that utilize net asset value to determine fair value:

	Fair Value Estimated Using Net Asset Value per Share December 31,
			Unfunded	Redemption	Redemption	Redemption
Investment (dollars in millions)	2017	2016	Commitment	Frequency	Restrictions	Notice Period
Liquid Cash Fund	$11	$9	$—	Daily	None	Same day before 5:30pm ET
Equity Mutual Fund(1)	—	40	—	Daily	None	7 days
Common and Collective Funds:
Global equities funds	472	386	—	Daily	None	3 days
Balanced funds	214	193	—	Daily	None	2 days
Fixed income fund	150	133	—	Daily	None	3 days
Managed Portfolio - Fixed Income Mutual Fund (2)	35	30	—	Daily	None	1 days
Limited Partnerships:
International equity fund	142	117	—	Monthly	None	3 days
Offshore feeder fund	—	10	—	Monthly	None	14 days
Total	$1,024	$918	$—
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
The Company reviews coverage on an annual basis and reserves the right to modify or cancel coverage at any renewal date. Effective July 1, 2014, the Company utilizes a private health care exchange to provide medical and dental benefits to current and future Medicare-eligible plan participants. The Company provides a fixed subsidy to a small, closed group of retirees and spouses based on the subsidy levels prior to July 1, 2014; retirees and spouses pay the cost of benefits in excess of the fixed subsidy. The cost of postretirement benefits other than pensions is recognized on an accrual basis during the periods employees provide services to earn those benefits.
Expected future benefit payments for the postretirement benefit plan are presented below:

(in millions)
Expected benefit payments by fiscal year ending
December 31, 2018	$2
December 31, 2019	2
December 31, 2020	1
December 31, 2021	1
December 31, 2022	1
December 31, 2023 - 2027	5
The Company expects to contribute approximately $2 million to the plan during 2018.
The discount rate assumed in determining the actuarial present value of benefit obligations was 3.20% as of December 31, 2017 compared with 3.53% as of December 31, 2016.
For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7% in December 31, 2017 and in 2016, and is expected to decrease gradually to 5.0% by 2022.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average rates assumed in determining the net periodic benefit cost of the postretirement benefits plan are as follows:

	For the Year Ended December 31,
(dollars in millions)	2017	2016
Discount rate	3.530%	3.930%
Rate of compensation increase	N/A	N/A
Ultimate health care cost trend rate	5.000%	5.000%

Effect on accumulated postretirement benefit obligation:
One percent increase in assumed health care cost trend	$—	$—
One percent decrease in assumed health care cost trend	—	—
401(k) Plan
The Company sponsors a 401(k) plan under which employee tax-deferred/Roth after-tax contributions to the plan are matched by the Company after completion of one year of service. Effective January 1, 2013, contributions were matched at 100% up to an overall limitation of 5% on a pay period basis. Subsequently, effective January 1, 2015, 100% of matching contributions was reduced from 5% to 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed and expensed by the Company were $61 million in 2017 compared to $55 million in 2016 and $52 million in 2015.
NOTE 15 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2015	($69)	$74	($377)	($372)
Other comprehensive income before reclassifications	93	(66)	—	27
Other-than-temporary impairment not recognized in earnings on securities	—	(22)	—	(22)
Amounts reclassified from other comprehensive income	(14)	(14)	8	(20)
Net other comprehensive loss	79	(102)	8	(15)
Balance at December 31, 2015	$10	($28)	($369)	($387)
Other comprehensive income before reclassifications	(62)	(139)	—	(201)
Other-than-temporary impairment not recognized in earnings on securities	—	(17)	—	(17)
Amounts reclassified from other comprehensive income	(36)	(2)	(25)	(63)
Net other comprehensive loss	(98)	(158)	(25)	(281)
Balance at December 31, 2016	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	(14)	(6)	—	(20)
Amounts reclassified from other comprehensive income	(16)	(2)	31	13
Net other comprehensive loss	(30)	(8)	31	(7)
Reclassification of tax effects resulting from the 2017 Tax Legislation (1)	(25)	(42)	(78)	(145)
Balance at December 31, 2017	($143)	($236)	($441)	($820)
(1) As of December 31, 2017, the balance of AOCI reflects the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For further discussion, see Note 22 “Income Taxes.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reports the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2017	2016	2015
Details about AOCI Components				Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative gains (losses) included in net income:	$25	$90	$82	Interest income
	—	(27)	(59)	Interest expense
	—	(5)	—	Other income
	25	58	23	Income before income tax expense
	9	22	9	Income tax expense
	$16	$36	$14	Net income
Reclassification of net securities gains (losses) to net income:	$11	$16	$29	Securities gains, net
	(7)	(12)	(7)	Net securities impairment losses recognized in earnings
	4	4	22	Income before income tax expense
	2	2	8	Income tax expense
	$2	$2	$14	Net income
Reclassification of changes related to the employee benefit plan:	($48)	$39	($8)	Salaries and employee benefits
	(48)	39	(8)	Income before income tax expense
	(17)	14	—	Income tax expense
	($31)	$25	($8)	Net income
Total reclassification (losses) gains	($13)	$63	$20	Net income
The following table presents the effects to net income of the amounts reclassified out of AOCI:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net interest income (includes $25, $63 and $23 of AOCI reclassifications, respectively)	$4,173	$3,758	$3,402
Provision for credit losses	321	369	302
Noninterest income (includes $4, ($1) and $22 of AOCI reclassifications, respectively)	1,534	1,497	1,422
Noninterest expense (includes $48, ($39) and $8 of AOCI reclassifications, respectively)	3,474	3,352	3,259
Income before income tax expense	1,912	1,534	1,263
Income tax expense (includes ($6), $38 and $17 income tax net expense from reclassification items, respectively)	260	489	423
Net income	$1,652	$1,045	$840
NOTE 16 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of December 31, 2017 and 2016. The Board of Directors or any authorized committee thereof are authorized to provide for the issuance of these shares in one or more series, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the year ended December 31, 2017, the Company paid $820 million to repurchase 22,362,401 common shares at a weighted-average price of $36.67; $845 million was recorded in treasury stock and $25 million was recorded in additional paid in capital. The repurchased shares are held in treasury stock. During the year ended December 31, 2017, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
During the year ended December 31, 2016, the Company paid $430 million to repurchase 17,332,684 common shares at an average price of $24.81; $405 million was recorded in treasury stock and $25 million was recorded in additional paid in capital. The repurchased shares are held in treasury stock. During the year ended December 31, 2016, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
NOTE 17 - SHARE-BASED COMPENSATION
The Company has share-based employee compensation plans as outlined below, pursuant to which stock awards are granted to employees and non-employee directors. The Company measures compensation expense related to stock awards based upon the fair value of the awards on the grant date, adjusted for forfeitures as they occur. The related expense is charged to earnings on a straight-line basis over the requisite service period (e.g., vesting period) of the award. With respect to performance-based stock awards, compensation expense is adjusted upward or downward based upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the shorter of the period of time from grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately upon grant.
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
Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan. In March 2014, The Royal Bank of Scotland Group plc granted special IPO awards to certain Citizens employees pursuant to this plan. These awards were granted half in the form of restricted stock units in respect of The Royal Bank of Scotland Group plc shares and half as a fixed convertible bond. Pursuant to their terms, upon the closing of the Company’s IPO, these awards were converted into Company restricted stock units and the performance condition was met. These awards remained subject to the original vesting schedule and terms following the IPO, with half becoming vested in March

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 and the remaining portion becoming vested in March 2017. No additional awards have been granted under this plan.
Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan. Prior to the Company’s IPO, The Royal Bank of Scotland Group plc granted time-based restricted stock units to certain Citizens employees pursuant to this plan. Pursuant to their terms, upon the closing of the Company’s IPO these awards were converted into Company restricted stock units and remained subject to the original vesting schedules and terms. No additional awards have been granted under this plan.
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
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. Non-employee directors receive grants of time-based restricted stock units under this plan as compensation for their services pursuant to the Citizens Financial Group, Inc. Directors Compensation Policy. Starting with grants made in August 2017, restricted stock units granted to directors are fully vested on the grant date, with settlement of the awards deferred until a director’s cessation of service.
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
Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP) for the year ended December 31, 2017:

CFG Share Awards	Shares Underlying Awards	Weighted-Average Grant Price
Outstanding, January 1	2,909,029	$23.92
Granted	1,256,816	39.09
Vested & Distributed	(1,426,850)	21.91
Forfeited	(117,481)	32.12
Outstanding, December 31	2,621,514	$33.30
During the years ended December 31, 2017, 2016 and 2015, the following number of CFG share awards were granted: 2017: (1,256,816 granted with a weighted-average grant price of $39.09); 2016 (1,552,416 granted with weighted-average grant price of $24.53); and 2015 (1,315,572 granted with weighted-average grant price of $25.18).
In addition, the following number of CFG share awards became vested and distributed: 2017 (1,426,850 vested and distributed with a weighted-average grant price of $21.91); 2016 (1,762,655 vested with weighted-average grant price of $22.14); and 2015 (2,496,092 vested with weighted-average grant price of $22.15).
There are 57,543,638 shares of Company common stock available for awards to be granted under its employee share plans (including the “ESPP”). Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
The Company measures compensation expense related to stock awards based upon the fair value of the awards on the grant date. Compensation expense is adjusted for forfeitures as they occur. The related expense is charged to earnings on a straight-line basis over the requisite service period (e.g., vesting period) of the award. With respect to performance-based stock awards, compensation expense is adjusted upward or downward based

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the shorter of the period of time from grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately upon grant.
Compensation expense related to the above share plans (including the ESPP) was $39 million, $23 million, and $24 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, the total unrecognized compensation expense for nonvested equity awards granted was $47 million. This expense is expected to be recognized over a weighted-average period of two years. No share-based compensation costs were capitalized during the years ended December 31, 2017, 2016, and 2015.
The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $9 million, $8 million and $5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2017	2016
Undrawn commitments to extend credit	$62,959	$60,872
Financial standby letters of credit	2,036	1,892
Performance letters of credit	47	40
Commercial letters of credit	53	43
Marketing rights	41	44
Risk participation agreements	16	19
Residential mortgage loans sold with recourse	7	8
Total	$65,159	$62,918
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at December 31, 2017 and 2016.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $3 million for the years ended December 31, 2017 and 2016, and is obligated to pay $41 million over the remainder of the contract.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of December 31, 2017 and 2016 is $16 million and $19 million, respectively. The current amount of credit exposure is spread out over 88 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as nine years.
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
Other Commitments
During 2017, the Company entered into an agreement to purchase education loans on a quarterly basis. As of December 31, 2017, the Company completed all purchases under this arrangement.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $65 million and $132 million, respectively, at December 31, 2017 and $127 million and $177 million, respectively, at December 31, 2016. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 19 “Fair Value Measurements” for further information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As previously reported, CBNA entered into a consent order with the OCC in November 2015 in connection with past billing practices. All financial penalties and remediation associated with this legacy matter have been paid and completed.
NOTE 19 - FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
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
A portion of the Company’s assets and liabilities is carried at fair value, including securities available for sale, derivative instruments and other investment securities. In addition, the Company elects to account for its loans associated with its mortgage banking business and secondary loan trading desk at fair value. The Company classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion below.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion below.
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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Mortgage-backed securities	$20,139	$—	$20,139	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total securities available for sale	20,157	12	20,145	—
Loans held for sale, at fair value:
Residential loans held for sale	326	—	326	—
Commercial loans held for sale	171	—	171	—
Total loans held for sale, at fair value	497	—	497	—
Derivative assets(1)
Interest rate swaps	538	—	538	—
Foreign exchange contracts	148	—	148	—
Other contracts	7	—	7	—
Total derivative assets	693	—	693	—
Other investment securities, at fair value:
Money market mutual fund	165	165	—	—
Other investments	4	—	4	—
Total other investment securities, at fair value	169	165	4	—
Total assets	$21,516	$177	$21,339	$—
Derivative liabilities(1)
Interest rate swaps	$379	$—	$379	$—
Foreign exchange contracts	149	—	149	—
Other contracts	5	—	5	—
Total derivative liabilities	533	—	533	—
Total liabilities	$533	$—	$533	$—
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

There were no Level 3 assets measured at fair value on a recurring basis.
Fair Value Option
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking fees of $6 million, ($5) million, and ($2) million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2017. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in current earnings. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 18 “Commitments and Contingencies” for further information.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	December 31, 2017			December 31, 2016
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$326	$326	$—	$504	$505	($1)
Commercial and commercial real estate loans held for sale, at fair value	171	171	—	79	79	—

Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $4 million, $4 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively, in other noninterest income related to its commercial trading portfolio.
Nonrecurring Fair Value Measurements
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 8 “Mortgage Banking” for more information.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2017	2016	2015
Impaired collateral-dependent loans	($35)	($33)	($32)
MSRs	2	4	9
Foreclosed assets	(3)	(3)	(3)
Leased assets	(15)	11	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	December 31, 2017				December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$393	$—	$393	$—	$355	$—	$355	$—
MSRs	218	—	—	218	182	—	—	182
Foreclosed assets	31	—	31	—	44	—	44	—
Leased assets	112	—	112	—	158	—	158	—

Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Securities held to maturity
The fair values of securities classified as HTM are estimated under the market or income approach using the same pricing models as those used to measure the fair value of the Company’s securities available for sale. For more information, see “Recurring Fair Value Measurements — Securities Available for Sale,” within this Note.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,685	$4,668	$—	$—	$4,685	$4,668	$—	$—
Other investment securities, at cost	722	722	—	—	722	722	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	110,617	111,168	—	—	393	393	110,224	110,775
Financial Liabilities:
Deposits	115,089	115,039	—	—	115,089	115,039	—	—
Federal funds purchased and securities sold under agreements to repurchase	815	815	—	—	815	815	—	—
Other short-term borrowed funds	1,856	1,856	—	—	1,856	1,856	—	—
Long-term borrowed funds	11,765	11,891	—	—	11,765	11,891	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$5,071	$5,058	$—	$—	$5,071	$5,058	$—	$—
Other investment securities, at cost	942	942	—	—	942	942	—	—
Other loans held for sale	42	42	—	—	—	—	42	42
Loans and leases	107,669	107,537	—	—	355	355	107,314	107,182
Financial Liabilities:
Deposits	109,804	109,796	—	—	109,804	109,796	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,148	1,148	—	—	1,148	1,148	—	—
Other short-term borrowed funds	3,211	3,211	—	—	3,211	3,211	—	—
Long-term borrowed funds	12,790	12,849	—	—	12,790	12,849	—	—

NOTE 20 - OTHER INCOME
The following table presents the details of other income:

	Year Ended December 31,
(in millions)	2017	2016	2015
Bank-owned life insurance income	$54	$54	$56
Other	37	105	50
Other income	$91	$159	$106
Bank-Owned Life Insurance
Bank-owned life insurance is stated at its cash surrender value. The Company is the beneficiary of life insurance policies on current and former officers and selected employees of the Company.
NOTE 21 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2017	2016	2015
Deposit insurance	$137	$120	$115
Promotional expense	105	98	101
Settlements and operating losses	54	62	43
Other	251	246	271
Other operating expense	$547	$526	$530
NOTE 22 - INCOME TAXES
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense is presented below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Income tax expense	$260	$489	$423
Tax effect of changes in OCI	(7)	(168)	(12)
Total comprehensive income tax expense	$253	$321	$411
Components of income tax expense are presented below:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2017
U.S. federal	$376	($142)	$234
State and local	20	6	26
Total	$396	($136)	$260
Year Ended December 31, 2016
U.S. federal	$292	$159	$451
State and local	44	(6)	38
Total	$336	$153	$489
Year Ended December 31, 2015
U.S. federal	$162	$225	$387
State and local	12	24	36
Total	$174	$249	$423
The effective income tax rate differed from the U.S. federal income tax rate of 35% in 2017, 2016 and 2015 as presented below:

	Year Ended December 31,
	2017		2016		2015
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Federal income tax expense and tax rate	$669	35.0%	$537	35.0%	$442	35.0%
Increase (decrease) resulting from:
2017 Tax Legislation	(331)	(17.3%)	—	—	—	—
State and local income taxes (net of federal benefit)	46	2.4	38	2.5	27	2.1
Bank-owned life insurance	(19)	(1.0)	(19)	(1.2)	(20)	(1.6)
Tax-exempt interest	(21)	(1.1)	(19)	(1.3)	(17)	(1.3)
Tax advantaged investments (including related credits)	(51)	(2.7)	(31)	(2.0)	(16)	(1.2)
Other tax credits	(3)	(0.1)	(14)	(0.9)	—	—
Adjustments for uncertain tax positions	(23)	(1.2)	—	—	—	—
Non-deductible expenses	—	—	—	—	8	0.6
Other	(7)	(0.4)	(3)	(0.2)	(1)	(0.1)
Total income tax expense and tax rate	$260	13.6%	$489	31.9%	$423	33.5%
On December 22, 2017, President Trump signed the 2017 Tax Legislation which included a reduction in the corporate tax rate from 35% to 21%. For Citizens, this required a revaluation of the Company’s net deferred tax liability with a corresponding adjustment to current tax expense, and resulted in a $331 million net tax benefit. Included in this net tax benefit was $145 million of expense related to the revaluation of the Company’s deferred tax assets associated with unrealized losses in AOCI. FASB standards in-place at December 31, 2017 required the Company to revalue all deferred taxes, including those related to balances in AOCI, through current tax expense. As a result, the Company’s unrealized loss balance in AOCI was not revalued to reflect the new corporate tax rate. This impact, commonly referred to as the “stranded tax effect”, was taken under consideration by FASB in January 2018 to address concerns primarily raised by banking institutions, including distortion of net income and regulatory capital. In February 2018, to address the “stranded tax effect”, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the election to reclassify the difference between the new and old

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate tax rates resulting from the 2017 Tax Legislation between retained earnings and AOCI for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has retrospectively adopted ASU 2018-02, elected to reclassify $145 million between AOCI and retained earnings, including indirect impacts from the decreased federal tax effect on future state tax benefits, and reflected this reclassification in the Company’s 2017 Consolidated Financial Statements, included in this report.
The decrease in the effective tax rate from 2015 to 2016 is primarily attributable to the benefits of federal and state tax credits.
The effective income tax rate for the year ended December 31, 2015 reflected the adoption of ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The application of this guidance, which began on January 1, 2015, resulted in the reclassification of the amortization of these investments to income tax expense from noninterest income. Additionally, the 2015 effective tax rate was affected by the impact of non-deductible permanent expense items incurred by the Company in 2015.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Other comprehensive income	$271	$409
Allowance for credit losses	310	471
State net operating loss carryforwards	88	75
Accrued expenses not currently deductible	40	129
Investment and other tax credit carryforwards	65	52
Deferred income	—	22
Fair value adjustments	27	40
Other	—	6
Total deferred tax assets	801	1,204
Valuation allowance	(105)	(107)
Deferred tax assets, net of valuation allowance	696	1,097
Deferred tax liabilities:
Leasing transactions	525	881
Amortization of intangibles	352	522
Depreciation	182	234
Pension and other employee compensation plans	110	103
Partnerships	37	22
Deferred Income	27	—
MSRs	34	49
Total deferred tax liabilities	1,267	1,811
Net deferred tax liability	$571	$714
Certain 2016 balances in the table above were reclassified to better conform to the current year presentation. These adjustments included presenting the deferred tax liability attributable to partnerships separately which in 2016 was presented in the other deferred tax liability category offset by certain deferred tax assets.
Deferred tax assets are recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2017, the Company had state tax net operating loss carryforwards of $1.4 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance.
At December 31, 2017, the Company had a valuation allowance of $105 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax asset related to these items. The valuation allowance decreased $2 million during the year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2017, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented below:

	December 31,
(in millions)	2017	2016	2015
Balance at the beginning of the year	$42	$62	$72
Gross decrease for tax positions related to prior years	(27)	(19)	(6)
Gross increase for tax positions related to prior years	—	1	—
Decreases for tax positions as a result of the lapse of the statutes of limitations	(1)	(2)	(3)
Decreases for tax positions related to settlements with taxing authorities	(9)	—	(1)
Balance at end of year	$5	$42	$62
Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Included in the total amount of unrecognized tax benefits at December 31, 2017, are potential benefits of $5 million that, if recognized, would impact the effective tax rate.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of income taxes. The Company released $8 million, accrued $8 million, and accrued less than $1 million of interest expense through December 31, 2017, 2016, and 2015, respectively. The Company had approximately $1 million, $22 million, and $14 million accrued for the payment of interest at December 31, 2017, 2016, and 2015, respectively. There were no amounts accrued for penalties as of December 31, 2017, 2016, and 2015, and there were no penalties recognized during 2017, 2016, and 2015.
NOTE 23 - EARNINGS PER SHARE
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income available to common stockholders represents net income after preferred stock dividends, accretion of the discount on preferred stock issuances, and gains or losses from any repurchases of preferred stock. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, plus potential dilutive shares such as share-based payment awards and warrants using the treasury stock method.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(in millions, except share and per-share data)	2017	2016	2015
Numerator (basic and diluted):
Net income	$1,652	$1,045	$840
Less: Preferred stock dividends	14	14	7
Net income available to common stockholders	$1,638	$1,031	$833
Denominator:
Weighted-average common shares outstanding - basic	502,157,440	522,093,545	535,599,731
Dilutive common shares: share-based awards	1,527,651	1,837,173	2,621,167
Weighted-average common shares outstanding - diluted	503,685,091	523,930,718	538,220,898
Earnings per common share:
Basic	$3.26	$1.97	$1.55
Diluted	3.25	1.97	1.55
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the year ended December 31, 2017 excluded 533 average share-based awards because their inclusion would have been antidilutive. The Company did not have any antidilutive shares for the years ended December 31, 2016 and 2015.
NOTE 24 - REGULATORY MATTERS
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
On December 22, 2017, President Trump signed the 2017 Tax Legislation which included a reduction in the corporate tax rate from 35% to 21% For Citizens, this required a revaluation of the Company’s net deferred tax liability with a corresponding adjustment to current tax expense, and resulted in a $331 million net tax benefit. Included in this net tax benefit was $145 million of expense related to the revaluation of the Company’s deferred tax assets associated with unrealized losses in AOCI. FASB standards in-place at December 31, 2017 required the Company to revalue all deferred taxes, including those related to balances in AOCI, through current tax expense. As a result, the Company’s unrealized loss balance in AOCI was not revalued to reflect the new corporate tax rate. This impact, commonly referred to as the “stranded tax effect”, was taken under consideration by FASB in January 2018 to address concerns primarily raised by banking institutions, including distortion of net income and regulatory capital. In February 2018, to address the “stranded tax effect”, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the election to reclassify the difference between the new and old corporate tax rates resulting from the 2017 Tax Legislation between retained earnings and AOCI for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has retrospectively adopted ASU 2018-02, elected to reclassify $145 million between AOCI and retained earnings, including indirect impacts from the decreased federal tax effect on future state tax benefits, and reflected this reclassification in the Company’s 2017 Consolidated Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized Transitional rules. The Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize in regulatory capital the impacts of net unrealized gains and losses included within AOCI for securities that are available for sale or held to maturity, accumulated net gains and losses on cash-flow hedges and certain defined benefit pension plan assets.

	Transitional Basel III
					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)	Amount	Ratio
As of December 31, 2017
Common equity tier 1 capital (1)	$14,309	11.2%	$7,342	5.750%	$8,300	6.5%
Tier 1 capital (2)	14,556	11.4	9,258	7.250	10,215	8.0
Total capital (3)	17,781	13.9	11,812	9.250	12,769	10.0
Tier 1 leverage (4)	14,556	10.0	5,824	4.000	7,280	5.0
As of December 31, 2016
Common equity tier 1 capital (1)	$13,822	11.2%	$6,348	5.125%	$8,051	6.5%
Tier 1 capital (2)	14,069	11.4	8,206	6.625	9,909	8.0
Total capital (3)	17,347	14.0	10,683	8.625	12,386	10.0
Tier 1 leverage (4)	14,069	9.9	5,667	4.000	7,084	5.0
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
On April 5, 2017, the Company submitted its 2017 Capital Plan to the Federal Reserve under the annual CCAR process. On June 28, 2017, the FRB informed the Company that it did not object to the Company’s 2017 Capital Plan or to its proposed capital actions for the period beginning July 1, 2017 and ending June 30, 2018. The Company’s 2017 Capital Plan includes quarterly common dividends of $0.18 per share through the end of 2017, increasing the quarterly common dividend to $0.22 per share in 2018, and a share repurchase plan through the second quarter of 2018. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
For the year ended December 31, 2017, the Company paid total common dividends of $322 million and repurchased outstanding common shares for $820 million, compared to $241 million in common dividends paid, $430 million in outstanding common shares repurchased and $625 million of qualified subordinated notes repurchased for the year ended December 31, 2016. Additionally, the Company paid total preferred dividends of $14 million for both periods.
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Parent Company are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
NOTE 25 - BUSINESS OPERATING SEGMENTS
The Company is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has one or more segment heads who report directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.

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
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loans and leases placed in runoff in the third quarter of 2016), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.

	As of and for the Year Ended December 31, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173
Noninterest income	905	538	91	1,534
Total revenue	3,556	1,949	202	5,707
Noninterest expense	2,593	772	109	3,474
Profit before provision for credit losses	963	1,177	93	2,233
Provision for credit losses	265	19	37	321
Income before income tax expense (benefit)	698	1,158	56	1,912
Income tax expense (benefit)	246	384	(370)	260
Net income	$452	$774	$426	$1,652
Total average assets	$59,714	$49,747	$40,492	$149,953

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended December 31, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,443	$1,288	$27	$3,758
Noninterest income	883	466	148	1,497
Total revenue	3,326	1,754	175	5,255
Noninterest expense	2,547	741	64	3,352
Profit before provision for credit losses	779	1,013	111	1,903
Provision for credit losses	243	47	79	369
Income before income tax expense (benefit)	536	966	32	1,534
Income tax expense (benefit)	191	335	(37)	489
Net income	$345	$631	$69	$1,045
Total average assets	$56,388	$47,159	$39,636	$143,183

	As of and for the Year Ended December 31, 2015
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,198	$1,162	$42	$3,402
Noninterest income	910	415	97	1,422
Total revenue	3,108	1,577	139	4,824
Noninterest expense	2,456	709	94	3,259
Profit before provision for credit losses	652	868	45	1,565
Provision for credit losses	252	(13)	63	302
Income (loss) before income tax expense (benefit)	400	881	(18)	1,263
Income tax expense (benefit)	138	302	(17)	423
Net income (loss)	$262	$579	($1)	$840
Total average assets	$52,848	$42,800	$39,422	$135,070
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

NOTE 26 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2017	2016	2015
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$1,055	$555	$345
Interest	43	53	54
Management and service fees	31	26	20
Income from nonbank subsidiaries and excluding equity in undistributed earnings:
Dividends from nonbank subsidiaries	4	—	—
Interest	1	—	—
Equity securities gains	1	3	3
All other operating income	1	7	4
Total operating income	1,136	644	426
OPERATING EXPENSE:
Salaries and employee benefits	40	37	15
Interest expense	97	99	108
All other expenses	22	15	38
Total operating expense	159	151	161
Income before taxes and undistributed income	977	493	265
Income taxes	(10)	(26)	(29)
Income before undistributed earnings of subsidiaries	987	519	294
Equity in undistributed earnings of subsidiaries:
Bank	655	522	543
Nonbank	10	4	3
Net income	$1,652	$1,045	$840
Other comprehensive (loss) income, net of income taxes:
Net pension plan activity arising during the period	($1)	($2)	$1
Net unrealized derivative instrument gains (losses) arising during the period	1	(8)	2
Net unrealized securities losses arising during the period	—	—	(2)
Other comprehensive (loss) income activity of the Parent Company, net of income taxes	—	(10)	1
Other comprehensive loss activity of Bank subsidiaries, net of income taxes	(7)	(271)	(16)
Total other comprehensive loss, net of income taxes	(7)	(281)	(15)
Total comprehensive income	$1,645	$764	$825
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. The Company declared and paid total common stock

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends of $322 million in 2017, $241 million in 2016, and $214 million in 2015. The Company also declared and paid preferred stock dividends of $14 million in 2017, $14 million in 2016 and $7 million in 2015.
Condensed Balance Sheets

(in millions)	December 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$563	$671
Loans and advances to:
Bank subsidiaries	1,160	1,156
Nonbank subsidiaries	70	20
Investments in subsidiaries:
Bank subsidiaries	20,765	20,116
Nonbank subsidiaries	73	50
Other assets	125	128
TOTAL ASSETS	$22,756	$22,141
LIABILITIES:
Long-term borrowed funds due to:
Unaffiliated companies	$2,320	$2,318
Other liabilities	166	76
TOTAL LIABILITIES	2,486	2,394
TOTAL STOCKHOLDERS’ EQUITY	20,270	19,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,756	$22,141

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$1,652	$1,045	$840
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(11)	5	49
Gain on sales of assets	(1)	(3)	(3)
Equity in undistributed earnings of subsidiaries	(665)	(526)	(546)
Increase (decrease) in other liabilities	99	(19)	(48)
Decrease (increase) in other assets	5	35	(16)
Other operating, net	(1)	(4)	3
Total adjustments	(574)	(512)	(561)
Net cash provided by operating activities	1,078	533	279
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	—	—	8
Investments in and advances to subsidiaries	(230)	(40)	(215)
Repayment of investments in and advances to subsidiaries	167	588	376
Other investing, net	(1)	(2)	—
Net cash (used) provided by investing activities	(64)	546	169
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	—	349	1,000
Repayments of long-term borrowed funds	—	(625)	(750)
Proceeds from issuance of common stock	34	22	27
Treasury stock purchased	(820)	(430)	(500)
Net proceeds from issuance of preferred stock	—	—	247
Dividends declared and paid to common stockholders	(322)	(241)	(214)
Dividends declared and paid to preferred stockholders	(14)	(14)	(7)
Net cash used by financing activities	(1,122)	(939)	(197)
(Decrease) increase in cash and due from banks	(108)	140	251
Cash and due from banks at beginning of year	671	531	280
Cash and due from banks at end of year	$563	$671	$531
NOTE 27 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to December 31, 2017 through the filing date of the Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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
Management’s Annual Report on Internal Control over Financial Reporting, the Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8 — Financial Statements and Supplementary Data, included in this report.
ITEM 9B. OTHER INFORMATION
None.

CITIZENS FINANCIAL GROUP, INC.

PART III

We refer in Part III of this report to relevant sections of our 2018 Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2017 fiscal year. Portions of our 2018 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance”— “Election of Directors” and “Board Governance and Oversight,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Compensation Risk Assessment,” and “CEO Pay Ratio” of our 2018 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2018 Proxy Statement, which is incorporated by reference into this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2018 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2018 Proxy Statement, which is incorporated by reference into this item.

CITIZENS FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc. included in this report:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;

•	Consolidated Balance Sheets as of December 31, 2017 and 2016;

•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Part II, Item 8 — Financial Statements and Supplementary Data, included in this report, or are either inapplicable or not required.

(a)(3) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

3.2 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

4.4 Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Trademark License Agreement between the Registrant and The Royal Bank of Scotland Group plc (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

10.2 Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.3 Form of The Royal Bank of Scotland Group, plc 2010 Deferral Plan Award Certificate (incorporated herein by reference to Exhibit 10.23 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.4 Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

CITIZENS FINANCIAL GROUP, INC.

10.5 Form of The Royal Bank of Scotland Group, plc CFG Special (IPO) Award Certificate (incorporated herein by reference to Exhibit 10.35 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.7 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.9 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.10 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.11 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement*†

10.12 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.13 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Unit Award Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.14 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.15 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.16 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Form of Performance Stock Award Agreement) (incorporated herein by reference to Exhibit 10.3 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.17 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement*†

10.18 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.19 Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.20 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Role-Based Allowance - Share Award Agreement (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed March 3, 2015)†

CITIZENS FINANCIAL GROUP, INC.

10.21 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Role-Based Allowance Share Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed August 3, 2017)†

10.22 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.23 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy original adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of Registration Statement on Form S-1, filed July 21, 2015)†

10.24 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended June 22, 2017, to be effective as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2017)†

10.25 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.26 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.27 Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.28 Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.29 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.30 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.31 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.32 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.33 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.34 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.35 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement*†

10.36 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.37 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

CITIZENS FINANCIAL GROUP, INC.

10.38 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form S-1, filed May 9, 2016)†

10.39 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.40 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.41 Retirement Agreement, dated March 9, 2015, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form S-1, filed March 23, 2015)†

10.42 Executive Employment Agreement, dated November 3, 2016, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 4, 2016)†

10.43 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.44 Offer Letter, dated May 23, 2008, as amended on August 6, 2014, between the Registrant and Brad Conner and subsequent addendums dated August 6, 2014 and August 2, 2017 (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.45 Executive Employment Agreement, dated July 1, 2014, between the Registrant and Stephen Gannon and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.46 Executive Employment Agreement, dated March 18, 2016, between the Registrant and Randall Black (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.47 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.48 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

11.1 Statement re computation of earnings per share (filed herewith as Note 23 to the audited Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplementary Data, included in this report)

12.1 Computation of Ratio of Earnings to Fixed Charges*

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends*

21.1 Subsidiaries of Registrant*

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

CITIZENS FINANCIAL GROUP, INC.

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
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2018.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Stephen T. Gannon, and Randall J. Black, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2017 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 22, 2018
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Executive Vice President and Chief Financial Officer	February 22, 2018
(Principal Financial Officer)
/s/ Randall J. Black
Randall J. Black	Executive Vice President and Controller	February 22, 2018
(Principal Accounting Officer)

/s/ Mark Casady
Mark Casady	Director	February 22, 2018

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 22, 2018

/s/ Anthony Di Iorio
Anthony Di Iorio	Director	February 22, 2018

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 22, 2018

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 22, 2018

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 22, 2018

/s/ Charles J. Koch
Charles J. Koch	Director	February 22, 2018

/s/ Arthur F. Ryan
Arthur F. Ryan	Director	February 22, 2018

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 22, 2018

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 22, 2018

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 22, 2018