Form 10-K/A
period 2017-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2018-03-01
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Documents incorporated by reference

None.

CITIZENS FINANCIAL GROUP, INC.

EXPLANATORY NOTE

Citizens Financial Group, Inc. (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2018, for the purpose of refiling Exhibits 12.1 and 12.2 to the Form 10-K. No revisions are being made to the Company’s financial statements and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to refile two exhibits relating to the computation of ratio of earnings to fixed charges to include 2017 information that was omitted from the original filing. Except for the refiling of such exhibits, this Amendment does not update any other exhibits as originally filed.

In addition, pursuant to the rules of the SEC, Item 15 of the Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)

CITIZENS FINANCIAL GROUP, INC.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

3.2 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

4.4 Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries**

10.1 Trademark License Agreement between the Registrant and The Royal Bank of Scotland Group plc (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed November 14, 2014)

10.2 Citizens Financial Group, Inc. Converted Equity 2010 Deferral Plan (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.3 Form of The Royal Bank of Scotland Group, plc 2010 Deferral Plan Award Certificate (incorporated herein by reference to Exhibit 10.23 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.4 Citizens Financial Group, Inc. Converted Equity 2010 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.5 Form of The Royal Bank of Scotland Group, plc CFG Special (IPO) Award Certificate (incorporated herein by reference to Exhibit 10.35 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.7 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.9 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 26, 2016)†

CITIZENS FINANCIAL GROUP, INC.

10.10 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.11 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement**†

10.12 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.13 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Unit Award Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.14 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.15 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.16 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Form of Performance Stock Award Agreement) (incorporated herein by reference to Exhibit 10.3 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.17 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement**†

10.18 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.19 Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.20 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Role-Based Allowance - Share Award Agreement (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed March 3, 2015)†

10.21 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Role-Based Allowance Share Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed August 3, 2017)†

10.22 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.23 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy original adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of Registration Statement on Form S-1, filed July 21, 2015)†

10.24 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended June 22, 2017, to be effective as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2017)†

10.25 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

CITIZENS FINANCIAL GROUP, INC.

10.26 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.27 Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.28 Form of Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.29 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.30 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.31 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.32 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.33 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.34 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.35 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement**†

10.36 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.37 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.38 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form S-1, filed May 9, 2016)†

10.39 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.40 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.41 Retirement Agreement, dated March 9, 2015, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form S-1, filed March 23, 2015)†

CITIZENS FINANCIAL GROUP, INC.

10.42 Executive Employment Agreement, dated November 3, 2016, between the Registrant and John Fawcett (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 4, 2016)†

10.43 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.44 Offer Letter, dated May 23, 2008, as amended on August 6, 2014, between the Registrant and Brad Conner and subsequent addendums dated August 6, 2014 and August 2, 2017 (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.45 Executive Employment Agreement, dated July 1, 2014, between the Registrant and Stephen Gannon and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.46 Executive Employment Agreement, dated March 18, 2016, between the Registrant and Randall Black (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.47 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.48 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

11.1 Statement re computation of earnings per share (filed in Form 10-K as Note 23 to the audited Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplementary Data)**

12.1 Computation of Ratio of Earnings to Fixed Charges*

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends*

21.1 Subsidiaries of Registrant**

23.1 Consent of Independent Registered Public Accounting Firm**

24.1 Power of Attorney (contained on Form 10-K signature pages)**

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
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements**

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
** Previously filed with the Form 10-K.