Form 10-Q
period 2018-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2018-05-09
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 484,726,571 shares of Registrant’s common stock ($0.01 par value) outstanding on May 1, 2018.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
CRE	Commercial Real Estate
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio

CITIZENS FINANCIAL GROUP, INC.

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TBAs	To-Be Announced securities
TDR	Troubled Debt Restructuring
VaR	Value at Risk
VIE	Variable Interest Entities

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

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $153.5 billion in assets as of March 31, 2018. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 3,300 ATMs and approximately 1,150 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•	Common equity tier 1 capital ratio, represents CET1 capital divided by total risk-weighted assets as defined under U.S Basel III Standardized approach.
“Underlying” results, which are non-GAAP measures, exclude certain items, as applicable, that may occur in a reporting period which management does not consider indicative of on-going financial performance.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
First Quarter 2018 compared with First Quarter 2017 - Key Highlights
First quarter 2018 net income of $388 million increased 21% from $320 million in first quarter 2017, with earnings per diluted common share of $0.78, up 28% from $0.61 per diluted common share in first quarter 2017. First quarter 2018 ROTCE of 11.7% improved from 9.7% in first quarter 2017.
There were no notable items recorded in first quarter 2018.* The following table presents results for first quarter 2017, including a $23 million benefit, or $0.04 per diluted common share, related to the settlement of certain state tax matters:

	Three Months Ended March 31,
	2018		2017
(in millions)	Income tax expense	Net Income	Income tax expense	Net Income
Reported results (GAAP)	$113	$388	$114	$320
Less Notable items: Settlement of certain state tax matters	—	—	(23)	23
Underlying results (Non-GAAP)	$113	$388	$137	$297

*
“Underlying” results, as applicable, exclude a first quarter 2017 $23 million benefit related to the settlement of certain state tax matters. Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

•	Net income available to common stockholders of $381 million increased $68 million, or 22%, compared to $313 million in first quarter 2017.

◦
On an Underlying basis,* excluding a first quarter 2017 $23 million impact from the settlement of certain tax matters, net income available to common shareholders increased by 31%, led by 6% revenue growth with 9% growth in net interest income, given a 3% average loan growth and a 20 basis point increase in net interest margin.

•	Generated operating leverage of 2% and ROTCE of 11.7%, despite the impact of continued investing to drive future growth.

◦	On an Underlying basis,* ROTCE improved 2.7% from 9.0%.

•	Return on average common equity was 7.8% compared to 6.5% for first quarter 2017.

◦	On an Underlying basis,* return on average common equity improved 178 bps from 6.1% for first quarter 2017.

•	Diluted earnings per common share increased $0.17, or 28%.

◦	On an Underlying basis,* diluted earnings per share increased $0.21, or 37%.

•	Tangible book value per common share improved 5% to $27.24. Fully diluted average common shares outstanding decreased by 22.1 million shares.

•	Total revenue of $1.5 billion increased $78 million, or 6%, driven by strong net interest income growth:

◦
Net interest income of $1.1 billion increased $86 million, or 9%, compared to $1.0 billion in first quarter 2017, driven by a 20 basis point improvement in net interest margin and 3% average loan growth.

◦
Net interest margin of 3.16% increased 20 basis points, compared to 2.96% in first quarter 2017, reflecting higher interest-earning asset yields tied to higher interest rates and improving loan mix towards higher-return categories, partially offset by higher deposit and funding costs.

◦
Noninterest income of $371 million decreased $8 million, or 2%, from first quarter 2017, driven by a $9 million decrease in capital market fees from near-record first quarter 2017 levels, as well as lower other income.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Noninterest expense of $883 million increased $29 million, or 3%, compared to $854 million in first quarter 2017. Results reflect higher salaries and employee benefits cost, largely reflecting annual merit increases, increased stock-based compensation costs and revenue-driven incentives and the impact of strategic growth initiatives, as well as higher outside services expense largely tied to Consumer Banking strategic growth initiatives.

•
Provision for credit losses of $78 million decreased $18 million, or 19%, from $96 million in first quarter 2017, despite the impact the of an $8 million reserve build, reflecting lower commercial net charge-offs, partially offset by expected seasoning in retail portfolios.

•
The income tax rate decreased to 22.5% from 26.4% in first quarter 2017. The decrease in the effective income tax rate was primarily driven by the impact of tax reform, partially offset by the prior year settlement of certain state tax matters.

◦	On an Underlying basis,* the effective income tax rate decreased to 22.5% from 31.6% in first quarter 2017.

•
Net charge-offs of $70 million decreased $17 million, or 20%, from $87 million in first quarter 2017. The ALLL of $1.2 billion increased $10 million compared to December 31, 2017. ALLL to total loans and leases of 1.12% as of March 31, 2018 remained stable compared to December 31, 2017. ALLL to nonperforming loans and leases ratio was 144% as of March 31, 2018, compared with 142% as of December 31, 2017.

•
Average loans and leases of $111.1 billion increased $3.1 billion, or 3%, from $108.1 billion in first quarter 2017, reflecting a $2.5 billion increase in retail loans and a $589 million increase in commercial loans and leases.

•	Average deposits of $113.4 billion increased $3.5 billion, or 3%, from $110.0 billion in first quarter 2017, reflecting strength in term, checking with interest, savings and demand deposits.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three months ended March 31, 2018 and 2017 and the summary Consolidated Balance Sheet data as of March 31, 2018 and December 31, 2017 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.
Our unaudited interim Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the information set forth herein. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of those to be expected for the year ending December 31, 2018 or for any future period. The following selected consolidated financial data should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto.

	Three Months Ended March 31,
(dollars in millions, except per-share amounts)	2018	2017
OPERATING DATA:
Net interest income	$1,091	$1,005
Noninterest income	371	379
Total revenue	1,462	1,384
Provision for credit losses	78	96
Noninterest expense	883	854
Income before income tax expense	501	434
Income tax expense	113	114
Net income	$388	$320
Net income available to common stockholders	$381	$313
Net income per common share - basic	$0.78	$0.61
Net income per common share - diluted	$0.78	$0.61
OTHER OPERATING DATA:
Return on average common equity	7.83%	6.52%
Return on average tangible common equity	11.71	9.68
Return on average total assets	1.04	0.87
Return on average total tangible assets	1.08	0.91
Efficiency ratio	60.43	61.68
Operating leverage	2.14	6.86
Net interest margin	3.16	2.96
Effective income tax rate	22.52	26.36

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	March 31, 2018	December 31, 2017
BALANCE SHEET DATA:
Total assets	$153,453	$152,336
Loans held for sale, at fair value	478	497
Other loans held for sale	322	221
Loans and leases	111,425	110,617
Allowance for loan and lease losses	(1,246)	(1,236)
Total securities	25,433	25,733
Goodwill	6,887	6,887
Total liabilities	133,394	132,066
Total deposits	115,730	115,089
Federal funds purchased and securities sold under agreements to repurchase	315	815
Other short-term borrowed funds	1,494	1,856
Long-term borrowed funds	13,486	11,765
Total stockholders’ equity	20,059	20,270
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.12%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	144	142
Nonperforming loans and leases as a percentage of total loans and leases	0.78	0.79
Capital Ratios:
CET1 capital ratio (1)	11.2%	11.2%
Tier 1 capital ratio (2)	11.4	11.4
Total capital ratio (3)	13.9	13.9
Tier 1 leverage ratio (4)	10.0	10.0
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Income
Net income totaled $388 million, up $68 million, or 21%, from $320 million in first quarter 2017. The following table presents the significant components of our net income:

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change		Percent
Operating Data:
Net interest income	$1,091	$1,005	$86		9%
Noninterest income	371	379	(8)		(2)
Total revenue	1,462	1,384	78		6
Provision for credit losses	78	96	(18)		(19)
Noninterest expense	883	854	29		3
Income before income tax expense	501	434	67		15
Income tax expense	113	114	(1)		(1)
Net income	$388	$320	$68		21
Net income available to common stockholders	$381	$313	$68		22%
Return on average common equity	7.83%	6.52%	131	bps
Return on average tangible common equity	11.71%	9.68%	203	bps
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the effective yield on such assets and the effective cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” included in this report and “—Risk Governance” as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended March 31,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,442	$6	1.61%	$1,965	$3	0.63%	($523)	98 bps
Taxable investment securities	25,433	168	2.64	25,789	160	2.48	(356)	16
Non-taxable investment securities	6	—	2.60	7	—	2.60	(1)	—
Total investment securities	25,439	168	2.64	25,796	160	2.48	(357)	16
Commercial	37,960	357	3.77	37,517	312	3.33	443	44
Commercial real estate	11,549	119	4.11	10,821	87	3.21	728	90
Leases	3,114	20	2.61	3,696	23	2.47	(582)	14
Total commercial	52,623	496	3.77	52,034	422	3.24	589	53
Residential mortgages	17,162	153	3.56	15,285	136	3.55	1,877	1
Home equity loans	1,342	19	5.76	1,793	25	5.66	(451)	10
Home equity lines of credit	13,353	138	4.20	13,955	118	3.43	(602)	77
Home equity loans serviced by others	520	9	7.31	719	13	7.02	(199)	29
Home equity lines of credit serviced by others	142	1	3.98	207	2	3.75	(65)	23
Automobile	13,015	112	3.47	13,772	107	3.16	(757)	31
Education	8,283	114	5.58	6,837	88	5.23	1,446	35
Credit cards	1,828	48	10.70	1,665	46	11.16	163	(46)
Other retail	2,847	56	7.97	1,798	35	7.94	1,049	3
Total retail	58,492	650	4.49	56,031	570	4.11	2,461	38
Total loans and leases	111,115	1,146	4.15	108,065	992	3.69	3,050	46
Loans held for sale, at fair value	420	4	3.84	510	4	3.31	(90)	53
Other loans held for sale	255	4	6.21	74	1	6.62	181	(41)
Interest-earning assets	138,671	1,328	3.85	136,410	1,160	3.42	2,261	43
Allowance for loan and lease losses	(1,236)			(1,235)			(1)
Goodwill	6,887			6,876			11
Other noninterest-earning assets	7,201			6,735			466
Total assets	$151,523			$148,786			$2,737
Liabilities and Stockholders’ Equity
Checking with interest	$21,665	$26	0.48%	$20,699	$13	0.26%	$966	22 bps
Money market accounts	37,084	65	0.71	37,874	41	0.44	(790)	27
Regular savings	9,627	1	0.05	9,110	1	0.04	517	1
Term deposits	16,503	53	1.30	14,173	31	0.89	2,330	41
Total interest-bearing deposits	84,879	145	0.69	81,856	86	0.43	3,023	26
Federal funds purchased and securities sold under agreements to repurchase (1)	645	1	0.68	882	1	0.24	(237)	44
Other short-term borrowed funds	1,481	9	2.40	2,963	8	1.05	(1,482)	135
Long-term borrowed funds	13,549	82	2.44	12,412	60	1.94	1,137	50
Total borrowed funds	15,675	92	2.36	16,257	69	1.68	(582)	68
Total interest-bearing liabilities	100,554	237	0.95	98,113	155	0.64	2,441	31
Demand deposits	28,544			28,098			446
Other liabilities	2,446			2,868			(422)
Total liabilities	131,544			129,079			2,465
Stockholders’ equity	19,979			19,707			272
Total liabilities and stockholders’ equity	$151,523			$148,786			$2,737
Interest rate spread			2.90%			2.78%		12
Net interest income		$1,091			$1,005
Net interest margin			3.16%			2.96%		20 bps
Memo: Total deposits (interest-bearing and demand)	$113,423	$145	0.52%	$109,954	$86	0.32%	$3,469	20 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income of $1.1 billion increased $86 million, or 9%, compared to $1.0 billion in first quarter 2017, reflecting 3% average loan growth and a 20 basis point improvement in net interest margin.
Average interest-earning assets of $138.7 billion increased $2.3 billion, or 2%, from first quarter 2017, driven by a $589 million increase in average commercial loans and leases and a $2.5 billion increase in average retail loans, partially offset by an $880 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in residential mortgages, education, and other retail.
Average deposits of $113.4 billion increased $3.5 billion from first quarter 2017, reflecting growth in term deposits, checking with interest, savings and demand deposits, partially offset by a decrease in money market deposits. Total interest-bearing deposit costs of $145 million increased $59 million, or 69%, from $86 million in first quarter 2017, primarily due to the impact of rising rates and a shift in mix toward commercial deposits.
Average total borrowed funds of $15.7 billion decreased $582 million from first quarter 2017, reflecting a decrease in other short-term borrowed funds and a decrease in federal funds purchased and repurchase agreements, partially offset by an increase in average long-term borrowed funds, primarily senior debt. Total borrowed funds costs of $92 million increased $23 million from first quarter 2017. The total borrowed funds yield of 2.36% increased 68 basis points from 1.68% in first quarter 2017 due to an increase in long-term rates and a mix shift to long-term senior debt.
Net interest margin of 3.16% increased 20 basis points compared to 2.96% in first quarter 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift toward higher-yielding assets. These results were partially offset by the impact of higher deposit and funding costs. Average interest-earning asset yields of 3.85% increased 43 basis points from 3.42% in first quarter 2017, while average interest-bearing liability costs of 0.95% increased 31 basis points from 0.64% in first quarter 2017.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended March 31,
(in millions)	2018	2017	Change	Percent
Service charges and fees	$124	$125	($1)	(1%)
Card fees	61	60	1	2
Capital markets fees	39	48	(9)	(19)
Trust and investment services fees	40	39	1	3
Letter of credit and loan fees	30	29	1	3
Foreign exchange and interest rate products	27	27	—	—
Mortgage banking fees	25	23	2	9
Securities gains, net	8	4	4	100
Other income (1)	17	24	(7)	(29)
Noninterest income(2)	$371	$379	($8)	(2%)
(1) Includes net securities impairment losses on debt securities available for sale recognized in earnings, bank-owned life insurance income and other income.
(2) First quarter 2018 noninterest income amounts reflect the adoption of ASU 2014-09, Revenue From Contracts With Customers (Topic 606).

Noninterest income of $371 million decreased $8 million, or 2%, from first quarter 2017, largely driven by a $9 million reduction in capital market fees, primarily reflecting seasonality and an overall market reduction in middle market loan syndication activity, as well as a $7 million decrease in other income, partially offset by a $4 million increase in net securities gains and a $2 million increase in mortgage banking fees.
We adopted ASU 2014-09, Revenue From Contracts With Customers (Topic 606), on January 1, 2018 under the modified retrospective method. Adoption of the new standard did not result in a change in the timing or amount of revenue recognized from contracts with customers.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
The provision for credit losses of $78 million decreased $18 million from $96 million in first quarter 2017, reflecting the impact of continued improvement in overall credit quality and a decline in total net charge-offs, partially offset by the impact of loan growth. First quarter 2018 results reflected an $8 million reserve build, compared to a $9 million reserve build in first quarter 2017, largely due to loan volume growth, partially offset by the shift in asset mix toward lower risk retail loans. Net charge-offs of $70 million were $17 million lower than first quarter 2017, primarily reflecting lower commercial losses.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended March 31,
(in millions)	2018	2017	Change	Percent
Salaries and employee benefits(1)	$470	$446	$24	5%
Outside services	99	91	8	9
Occupancy	81	82	(1)	(1)
Equipment expense	67	67	—	—
Amortization of software	46	44	2	5
Other operating expense(1)	120	124	(4)	(3)
Noninterest expense	$883	$854	$29	3%
(1) Salaries and employee benefits and other operating expense amounts reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Noninterest expense of $883 million increased $29 million, or 3%, from first quarter 2017, reflecting an increase in salaries and employee benefits driven by higher revenue-based incentives and merit increases. First quarter 2018 also reflected an increase in outside service costs given investment in strategic initiatives as well as higher amortization of software, partially offset by lower other operating expense, compared to first quarter 2017.
As of January 1, 2018, we retrospectively adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the Consolidated Statements of Operations from the other components. The adoption resulted in the presentation of the service cost component of net periodic pension cost in salaries and employee benefits and all other components of net periodic pension cost in other operating expense. Prior periods have been adjusted to conform with the current period presentation.
Income Tax Expense
Income tax expense was $113 million and $114 million in first quarter 2018 and 2017, respectively. Our effective tax rates in first quarter 2018 and 2017 were 22.5% and 26.4%, respectively. The decrease in the effective income tax rate was primarily driven by the impact of tax reform, partially offset by the prior year settlement of certain state tax matters.
At March 31, 2018, our net deferred tax liability was $475 million, compared with $571 million at December 31, 2017. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives. For further discussion, see Note 15 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended March 31, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income (1)	$733	$357	$1	$1,091
Noninterest income	222	125	24	371
Total revenue	955	482	25	1,462
Noninterest expense	656	208	19	883
Profit before provision for credit losses	299	274	6	579
Provision for credit losses	72	(4)	10	78
Income (loss) before income tax expense (benefit)	227	278	(4)	501
Income tax expense (benefit)	57	63	(7)	113
Net income	$170	$215	$3	$388
Loans and leases (period-end) (2)	$59,795	$49,868	$2,562	$112,225
Average Balances:
Total assets	$61,348	$50,393	$39,782	$151,523
Total loans and leases (2)	59,942	49,285	2,563	111,790
Deposits	75,416	30,766	7,241	113,423
Interest-earning assets	59,994	49,479	29,198	138,671
Key Performance Metrics:
Net interest margin (3)	4.96%	2.93%	NM	3.16%
Efficiency ratio	68.72	43.07	NM	60.43
Loans-to-deposits ratio (average balances)(2)	79.48	160.19	NM	98.56
Return on average total tangible assets (3)	1.12	1.73	NM	1.08
(1) We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments. In first quarter 2018, we enhanced our assumptions for the liquidity and deposit components within our FTP methodology which provides a credit for sources of funds and a charge for the use of funds by each business operating segment. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
(2) Includes loans held for sale.
(3) Ratios for the period ended March 31, 2018 are presented on an annualized basis.
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended March 31, 2017
(dollars in millions)	Consumer Banking		Commercial Banking	Other(3)	Consolidated
Net interest income	$638		$346	$21	$1,005
Noninterest income	220		134	25	379
Total revenue	858		480	46	1,384
Noninterest expense	647		190	17	854
Profit before provision for credit losses	211		290	29	530
Provision for credit losses	64		19	13	96
Income before income tax expense (benefit)	147		271	16	434
Income tax expense (benefit)	52		91	(29)	114
Net income	$95		$180	$45	$320
Loans and leases (period-end) (1)	$57,494		$48,013	$3,273	$108,780
Average Balances:
Total assets	$58,660		$49,243	$40,883	$148,786
Total loans and leases (1)	57,309	—	48,154	3,186	108,649
Deposits	74,133		28,973	6,848	109,954
Interest-earning assets	57,361		48,283	30,766	136,410
Key Performance Metrics
Net interest margin (2)	4.51%		2.91%	NM	2.96%
Efficiency ratio	75.41		39.80	NM	61.68
Loans-to-deposits ratio (average balances)(1)	77.31		166.20	NM	98.81
Return on average total tangible assets (2)	0.66		1.48	NM	0.91
(1) Includes loans held for sale.
(2) Ratios for the period ended March 31, 2017 are presented on an annualized basis.
(3) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.”

We operate through two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units. For management reporting purposes, we present the goodwill balance (and any related impairment charges) in Other.
Our capital levels are evaluated and managed centrally, however, capital is allocated to the business operating segments to support evaluation of business performance. Business operating segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Interest income and expense is determined based on the assets and liabilities managed by the business operating segment. Because funding and asset liability management is a central function, funds transfer pricing (“FTP”) methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business operating segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the FTP process, is included in Other. We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments. In the first quarter of 2018, we enhanced our assumptions for the liquidity and deposit components within our FTP methodology. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for credit losses is allocated to each business operating segment based on actual net charge-offs that have been recognized by the business operating segment. The difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
Noninterest income and expense directly managed by each business operating segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each business operating segment’s financial results in a manner similar to our unaudited interim Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by each business operating segment. Noninterest expenses incurred by centrally managed operations or business operating segments that directly support another business operating segment’s operations are charged to the applicable business operating segment based on its utilization of those services.
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
Consumer Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2018	2017	Change		Percent
Net interest income (1)	$733	$638	$95		15%
Noninterest income	222	220	2		1
Total revenue	955	858	97		11
Noninterest expense	656	647	9		1
Profit before provision for credit losses	299	211	88		42
Provision for credit losses	72	64	8		13
Income before income tax expense	227	147	80		54
Income tax expense	57	52	5		10
Net income	$170	$95	$75		79
Loans (period-end) (2)	$59,795	$57,494	$2,301		4
Average Balances:
Total assets	$61,348	$58,660	$2,688		5%
Total loans and leases (2)	59,942	57,309	2,633		5
Deposits	75,416	74,133	1,283		2
Interest-earning assets	59,994	57,361	2,633		5
Key Performance Metrics:
Net interest margin (3)	4.96%	4.51%	45	bps
Efficiency ratio	68.72	75.41	(669	) bps
Loans-to-deposits ratio (average balances)(2)	79.48	77.31	217	bps
Return on average total tangible assets (3)	1.12	0.66	46	bps
(1) We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments. In first quarter 2018, we enhanced our assumptions for the liquidity and deposit components within our FTP methodology which provides a credit for sources of funds and a charge for the use of funds by each business operating segment. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
(2)  Includes loans held for sale.
(3) Ratios for the periods ended March 31, 2018 and 2017 are presented on an annualized basis.

Consumer Banking net income of $170 million increased $75 million, or 79%, from $95 million in first quarter 2017, as the benefit of a $97 million increase in total revenue more than offset a $9 million increase in noninterest expense. Net interest income of $733 million increased $95 million, or 15%, from first quarter 2017, driven by the impact of the FTP methodology enhancement as well as the benefit of a $2.6 billion increase in average loans led by residential mortgage, education and retail unsecured categories with higher loan yields that included the benefit of higher rates, partially offset by an increase in deposit costs.
Noninterest income increased $2 million, or 1%, from first quarter 2017, driven by an increase in mortgage banking fees and trust and investment services fees, partially offset by lower service charges and fees. Noninterest

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

expense of $656 million increased $9 million, or 1%, from first quarter 2017, driven by higher salaries and benefits and outside services. These results were partially offset by lower credit collection costs. Provision for credit losses of $72 million increased $8 million, or 13%, largely driven by higher net charge-offs in auto and retail unsecured categories.
Commercial Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2018	2017	Change		Percent
Net interest income (1)	$357	$346	$11		3%
Noninterest income	125	134	(9)		(7)
Total revenue	482	480	2		—
Noninterest expense	208	190	18		9
Profit before provision for credit losses	274	290	(16)		(6)
Provision for credit losses	(4)	19	(23)		(121)
Income before income tax expense	278	271	7		3
Income tax expense	63	91	(28)		(31)
Net income	$215	$180	$35		19
Loans and leases (period-end) (2)	$49,868	$48,013	$1,855		4
Average Balances:
Total assets	$50,393	$49,243	$1,150		2%
Total loans and leases (2)	49,285	48,154	1,131		2
Deposits	30,766	28,973	1,793		6
Interest-earning assets	49,479	48,283	1,196		2
Key Performance Metrics:
Net interest margin (3)	2.93%	2.91%	2	bps
Efficiency ratio	43.07	39.80	327	bps
Loans-to-deposits ratio (average balances)(2)	160.19	166.20	(601	) bps
Return on average total tangible assets (3)	1.73	1.48	25	bps
(1) We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments. In first quarter 2018, we enhanced our assumptions for the liquidity and deposit components within our FTP methodology which provides a credit for sources of funds and a charge for the use of funds by each business operating segment. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
(2)  Includes loans held for sale.
(3) Ratios for the periods ended March 31, 2018 and 2017 are presented on an annualized basis.

Commercial Banking net income of $215 million increased $35 million, or 19%, from $180 million in first quarter 2017, as the benefit of a $2 million increase in total revenue and a $23 million decrease in provision for credit losses was partially offset by an $18 million increase in noninterest expense. Net interest income of $357 million increased $11 million, or 3%, from $346 million in first quarter 2017, reflecting a $1.1 billion increase in average loans and leases and a $1.8 billion increase in average deposits.
Noninterest income of $125 million decreased $9 million, or 7%, from $134 million in first quarter 2017, reflecting lower capital markets and leasing fees. Noninterest expense of $208 million increased $18 million, or 9%, from $190 million in first quarter 2017, largely driven by higher salaries and employee benefits and outside services. Provision for credit losses decreased $23 million from first quarter 2017, driven by lower net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended March 31,
(in millions)	2018	2017	Change	Percent
Net interest income (1)	$1	$21	($20)	(95%)
Noninterest income	24	25	(1)	(4)
Total revenue	25	46	(21)	(46)
Noninterest expense	19	17	2	12
Profit before provision for credit losses	6	29	(23)	(79)
Provision for credit losses	10	13	(3)	(23)
(Loss) income before income tax benefit	(4)	16	(20)	(125)
Income tax benefit	(7)	(29)	22	76
Net income	$3	$45	($42)	(93)
Loans and leases (period-end) (2)	$2,562	$3,273	($711)	(22)
Average Balances:
Total assets	$39,782	$40,883	($1,101)	(3%)
Total loans and leases (2)	2,563	3,186	(623)	(20)
Deposits	7,241	6,848	393	6
Interest-earning assets	29,198	30,766	(1,568)	(5)
(1) We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments. In first quarter 2018, we enhanced our assumptions for the liquidity and deposit components within our FTP methodology which provides a credit for sources of funds and a charge for the use of funds by each business operating segment. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
(2)  Includes loans held for sale.

Other net income of $3 million decreased from $45 million in first quarter 2017, primarily driven by a $23 million benefit related to the settlement of state tax matters in first quarter 2017 and lower net interest income. Net interest income decreased $20 million, including an FTP methodology enhancement. Results also reflected lower net charge-offs and a reserve build of $8 million in first quarter 2018, compared to a reserve build of $9 million in first quarter 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	March 31, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Debt Securities Available for Sale, At Fair Value:(1)
U.S. Treasury and other	$12	$12	$12	$12	$—	—%
State and political subdivisions	6	6	6	6	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,257	19,654	20,065	19,828	(174)	(1)
Other/non-agency	288	286	311	311	(25)	(8)
Total mortgage-backed securities	20,545	19,940	20,376	20,139	(199)	(1)
Total debt securities available for sale, at fair value	$20,563	$19,958	$20,394	$20,157	($199)	(1%)
Debt Securities Held to Maturity:(1)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,747	$3,622	$3,853	$3,814	($192)	(5%)
Other/non-agency	808	817	832	854	(37)	(4)
Total mortgage-backed securities	4,555	4,439	4,685	4,668	(229)	(5)
Total debt securities held to maturity	$4,555	$4,439	$4,685	$4,668	($229)	(5)
Total debt securities available for sale and held to maturity	$25,118	$24,397	$25,079	$24,825	($428)	(2%)
Equity Securities:(1)
Equity securities, at fair value	$172	$172	$169	$169	$3	2%
Equity securities, at cost	748	748	722	722	26	4
Total equity securities	$920	$920	$891	$891	$29	3%
(1)As of January 1, 2018, we adopted ASU 2016-01, Financial Instruments, Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet.

As of March 31, 2018, the fair value of the AFS and HTM debt securities portfolio decreased $428 million to $24.4 billion, compared with $24.8 billion as of December 31, 2017. The decline in fair value of the AFS debt portfolio of $199 million was attributable to an increase in net unrealized losses on mortgage-backed securities of $368 million due to higher interest rates over the period. This was partially offset by a net reinvestment of proceeds from maturities and paydowns of $169 million. The decline in the fair value of the HTM debt portfolio of $229 million was attributable to net principal paydowns of $130 million, which were not reinvested in the HTM portfolio as well as a $99 million increase in net unrealized losses on mortgage-backed securities due to higher interest rates over the period.

As of March 31, 2018, the portfolio’s average effective duration was 4.4 years compared with 3.9 years as of December 31, 2017, as higher long-term rates drove a decrease in securities prepayment speeds. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent 95% of the fair value of the debt securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs, which has become increasingly important due to the enhanced liquidity

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

requirements of the liquidity coverage ratio and the liquidity stress test. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Loans and Leases
Our loans and leases are disclosed in portfolio segments and classes. Our loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, education, credit cards and other retail. Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which we service a portion of internally. The following table shows the composition of loans and leases, including non-core loans, as of:

(in millions)	March 31, 2018	December 31, 2017	Change	Percent
Commercial	$38,277	$37,562	$715	2%
Commercial real estate	11,775	11,308	467	4
Leases	3,092	3,161	(69)	(2)
Total commercial loans and leases	53,144	52,031	1,113	2
Residential mortgages	17,346	17,045	301	2
Home equity loans	1,298	1,392	(94)	(7)
Home equity lines of credit	13,190	13,483	(293)	(2)
Home equity loans serviced by others	504	542	(38)	(7)
Home equity lines of credit serviced by others	136	149	(13)	(9)
Automobile	12,794	13,204	(410)	(3)
Education	8,324	8,134	190	2
Credit cards	1,808	1,848	(40)	(2)
Other retail	2,881	2,789	92	3
Total retail loans	58,281	58,586	(305)	(1)
Total loans and leases (1) (2)	$111,425	$110,617	$808	1%
(1) Excluded from the table above are loans held for sale totaling $800 million and $718 million as of March 31, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by our subsidiaries are not included above and amounted to $20.2 billion and $20.3 billion at March 31, 2018 and December 31, 2017, respectively.
Total loans and leases of $111.4 billion as of March 31, 2018 increased $808 million from $110.6 billion as of December 31, 2017, reflecting growth in commercial offset by a slight decrease in retail. Total commercial loans and leases of $53.1 billion increased $1.1 billion from $52.0 billion as of December 31, 2017, reflecting commercial loan growth of $715 million and commercial real estate loan growth of $467 million, partially offset by a decline in leases. Total retail loans of $58.3 billion decreased by $305 million from $58.6 billion as of December 31, 2017, driven by a $410 million decrease in automobile loans and a $293 million decrease in home equity lines of credit, partially offset by an increase of $301 million and $190 million in residential mortgages and education loans, respectively.
Allowance for Credit Losses and Nonperforming Assets
The allowance for credit losses, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our allowance for credit losses, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The allowance for credit losses totaled $1.3 billion at March 31, 2018 and December 31, 2017. The ALLL represented 1.12% of total loans and leases and 144% of nonperforming loans and leases as of March 31, 2018 compared with 1.12% and 142%, respectively, as of December 31, 2017. As of March 31, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves. As of December 31, 2017, we enhanced the method for assessing various qualitative

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

risks, factors and events that may not be measured in the modeled results. As a result, the qualitative allowance was presented within each loan class.
Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and broadly stable risk profile in commercial loans and leases portfolios. Nonperforming loans and leases of $868 million as of March 31, 2018, decreased $3 million from December 31, 2017 driven by a $12 million decrease in retail nonperforming loans, largely reflecting a $10 million decrease in auto and a $7 million decrease in real estate secured categories, partially offset by a $9 million increase in commercial nonperforming loans. Net charge-offs of $70 million decreased $17 million, or 20%, from $87 million in first quarter 2017. Annualized net charge-offs as a percentage of total average loans of 0.26% decreased seven basis points compared to first quarter 2017.
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
As of March 31, 2018, nonperforming commercial loans and leases of $274 million increased $9 million from $265 million as of December 31, 2017. Total commercial nonperforming loans were 0.5% of the commercial loan portfolio as of both March 31, 2018 and December 31, 2017. Net charge-offs in the commercial loan and lease portfolio reflected a net recovery of $3 million, compared to a net charge-off of $19 million in first quarter 2017. The commercial loan and lease portfolio’s annualized net charge-off rate reflected a net recovery rate of two basis points, compared to annualized net charge-off rate of 15 basis points in first quarter 2017.
Total commercial criticized loans and leases portfolio of $3.5 billion, or 6.5% of the portfolio, compared to $2.8 billion, or 5.4%, at December 31, 2017. Commercial criticized balances were $2.8 billion, or 7.2% of commercial loans as of March 31, 2018, compared to $2.1 billion, or 5.7%, as of December 31, 2017. The increase in criticized assets is largely focused on the general restaurant portfolio and well-secured, asset-based loans, which reflects our prudent approach in moving loans to special mention where they receive heightened monitoring. We believe there are adequate reserves in place and there is not a high loss content in these loans. Commercial real estate criticized balances of $580 million, or 4.9% of the commercial real estate portfolio, compared to $602 million, or 5.3%, as of December 31, 2017. Commercial criticized loans to total criticized loans was 80% as of March 31, 2018 up slightly compared to 75% as of December 31, 2017. Commercial real estate accounted for 17% of total criticized loans as of March 31, 2018, compared to 21% as of December 31, 2017.
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
The credit composition of our retail loan portfolio at both March 31, 2018 and December 31, 2017 reflected an average refreshed FICO score of 762. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property and was 59% as of March 31, 2018 and 59% as of December 31, 2017. Retail net charge-offs of $73 million in first quarter 2018 reflected an increase of $5 million compared to first quarter 2017. The annualized net charge-off rate of 0.50% compared to 0.49% in first quarter 2017. Nonperforming retail loans as a percentage of total retail loans was 1.02% as of March 31, 2018, compared to 1.03% as of December 31, 2017.
We monitor the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry-wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period, followed by a

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest, beginning at a certain date in the future. To help manage this potential exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
The largest retail portfolio subject to payment reset, borrowers ending an interest-only draw period and entering repayment of principal and interest, is the HELOC portfolio. As of March 31, 2018 the HELOC portfolio totaled $13.3 billion, with $700 million scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2018, and $2.7 billion scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between April 1, 2018 and December 31, 2021. The credit composition of the $2.7 billion scheduled to mature between April 1, 2018 and December 31, 2021 is similar to the overall HELOC portfolio, with 50% secured by a first lien, a weighted average FICO score of 761, and a CLTV of 55%, compared to the overall $13.3 billion HELOC portfolio, with 52% secured by a first lien, a weighted average FICO of 768, and a CLTV of 58%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
The performances of our historical vintages that have entered repayment remains stable. As of March 31, 2018, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 93% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 4% had been charged off. As of March 31, 2018, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 2% had been charged off. As of March 31, 2018, for the $730 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2017, 94% of the balances had been refinanced, paid off or were current on payments, 5% were past due and 1% had been charged off.
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
As of March 31, 2018, $748 million of retail loans were classified as TDRs, compared with $761 million as of December 31, 2017. As of March 31, 2018, $194 million of retail TDRs were in nonaccrual status with 51% current with payments, an improvement compared to $211 million in nonaccrual status with 51% current on payments at December 31, 2017. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present an aging of our retail TDRs:

	March 31, 2018
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$96	$15	$3	$37	$151
Home equity loans	93	6	1	16	116
Home equity lines of credit	164	8	2	24	198
Home equity loans serviced by others	43	3	—	4	50
Home equity lines of credit serviced by others	8	—	—	1	9
Automobile	22	1	1	—	24
Education	158	5	3	3	169
Credit cards	22	1	1	—	24
Other retail	7	—	—	—	7
Total	$613	$39	$11	$85	$748

	December 31, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$88	$17	$5	$41	$151
Home equity loans	95	7	2	17	121
Home equity lines of credit	158	11	3	25	197
Home equity loans serviced by others	45	3	1	2	51
Home equity lines of credit serviced by others	8	—	—	1	9
Automobile	19	2	1	1	23
Education	163	5	3	4	175
Credit cards	22	1	1	1	25
Other retail	9	—	—	—	9
Total	$607	$46	$16	$92	$761

The following tables present the accrual status of our retail TDRs:

	March 31, 2018
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$102	$49	$151
Home equity loans	85	31	116
Home equity lines of credit	136	62	198
Home equity loans serviced by others	37	13	50
Home equity lines of credit serviced by others	4	5	9
Automobile	13	11	24
Education	146	23	169
Credit cards	24	—	24
Other retail	7	—	7
Total	$554	$194	$748

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$98	$53	$151
Home equity loans	86	35	121
Home equity lines of credit	128	69	197
Home equity loans serviced by others	38	13	51
Home equity lines of credit serviced by others	4	5	9
Automobile	12	11	23
Education	152	23	175
Credit cards	24	1	25
Other retail	8	1	9
Total	$550	$211	$761

Non-Core Assets
The table below presents the composition of our non-core assets:

(in millions)	March 31, 2018	December 31, 2017	Change	Percent
Commercial	$70	$56	$14	25%
Commercial real estate	18	19	(1)	(5)
Leases	756	752	4	1
Total commercial loans and leases	844	827	17	2
Residential mortgages	129	136	(7)	(5)
Home equity loans	37	40	(3)	(8)
Home equity lines of credit	26	30	(4)	(13)
Home equity loans serviced by others	504	542	(38)	(7)
Home equity lines of credit serviced by others	136	149	(13)	(9)
Education	245	254	(9)	(4)
Total retail loans	1,077	1,151	(74)	(6)
Total non-core loans and leases	1,921	1,978	(57)	(3)
Other assets	111	112	(1)	(1)
Total non-core assets	$2,032	$2,090	($58)	(3%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $2.0 billion as of March 31, 2018 decreased $58 million, or 3%, from December 31, 2017.
Retail non-core loan balances of $1.1 billion decreased $74 million, or 6%, compared to December 31, 2017. The largest component of our retail non-core portfolio is the home equity serviced by others portfolio (“SBO”), which totaled $640 million as of March 31, 2018, compared to $691 million as of December 31, 2017. The SBO portfolio consists of home equity loans and lines of credit purchased between 2003 and 2007 that were initially serviced by others. We now service about half of this portfolio internally.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 710 and CLTV of 80% as of March 31, 2018. The proportion of the portfolio in a second lien position was 97%, with 69% of the portfolio in out-of-footprint geographies. SBO net recoveries of $1 million in first quarter 2018 reflected a $3 million improvement from a $2 million net charge-off position in first quarter 2017, driven by continued portfolio seasoning, recoveries from aged charge-offs, and balance liquidation.
Commercial non-core loan and lease balances of $844 million increased $17 million, or 2%, from $827 million as of December 31, 2017. The largest component of our commercial non-core portfolio is an aircraft-related loan and lease portfolio tied to legacy Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $756 million as of March 31, 2018 and $752 million as of December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives
In the normal course of business, we enter into a variety of derivative transactions in order to meet the financing needs of our customers, and to reduce our exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, forward sale contracts and purchase options. The assets and liabilities for derivatives on the Consolidated Balance Sheets reflect the market value of these transactions. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading, or other risk mitigating purposes. We monitor the results of each transaction to ensure that management’s intent is satisfied. We do not use derivatives for speculative purposes. For additional information regarding our derivative instruments, see Note 8 “Derivatives” in our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The table below presents our derivative assets and liabilities:

	March 31, 2018			December 31, 2017
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$11,550	$—	$—	$13,300	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	88,089	204	377	80,180	538	379
Foreign exchange contracts	9,525	158	150	9,882	148	149
Other contracts	1,142	7	5	1,039	7	5
Total derivatives not designated as hedging instruments		369	532		693	533
Gross derivative fair values		369	532		693	533
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(83)	(83)		(72)	(72)
Less: Cash collateral applied (2)		(12)	(118)		(4)	(151)
Total net derivative fair values presented in the Consolidated Balance Sheets		$274	$331		$617	$310
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
(2) Amounts represent the impact of enforceable master netting agreements that allow us to settle positive and negative positions.

At March 31, 2018, the total net derivative asset value decreased $343 million and the total net derivative liability value increased by $21 million from December 31, 2017. The changes in fair value largely reflect the presentation of variation margin payments on centrally cleared derivative contracts as settlement of those derivatives rather than the posting of collateral. This change in presentation has been applied on a prospective basis coinciding with when certain Central Counterparty Clearing Houses amended their rules.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Derivatives designated as hedging instruments
We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances. The table below summarizes the related hedging activities.

	March 31, 2018				December 31, 2017
(dollars in millions)	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg
Receive-fixed:
Cash flow - floating-rate commercial loans(1)	$7,600	2.7	1mL	(0.92% - 1.87%)	$7,600	3.0	1mL	(0.92% - 1.87%)
Fair value - senior debt issuance(2)	3,450	3.2	3mL	(1.17% - 2.80%)	5,200	2.4	3mL	(1.06% - 1.92%)
Total receive-fixed	11,050				12,800
Pay-fixed:
Cash flow - floating-rate wholesale funding(3)	500	0.8	1mL	1.32%	500	1.0	1mL	1.32%
Total pay-fixed	500				500
Total	$11,550				$13,300
(1) We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating-rate assets.
(2) We use receive-fixed swaps to hedge market risk on fixed rate capital markets debt issuances.
(3) We use pay-fixed swaps to hedge floating-rate wholesale funding.

During first quarter 2018, we established a $500 million fair value hedge using a receive-fixed interest rate swap against $500 million of five-year fixed-rate senior debt to convert the debt to a floating obligation. CBNA also terminated $2.3 billion in receive-fixed swaps during first quarter 2018 related to previous three- and five-year senior debt issuances.
Derivatives not designated as hedging instruments
    We enter into derivative contracts (including foreign exchange contracts and interest rate contracts) for the benefit of commercial customers and other business purposes. We economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable and independent counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. Our exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures. We also use forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan activities, including residential loan commitment rate locks.
Deposits
The table below presents the major components of our deposits:

(in millions)	March 31, 2018	December 31, 2017	Change	Percent
Demand	$28,437	$29,279	($842)	(3%)
Checking with interest	21,767	22,229	(462)	(2)
Regular savings	9,896	9,518	378	4
Money market accounts	38,880	37,454	1,426	4
Term deposits	16,750	16,609	141	1
Total deposits	$115,730	$115,089	$641	1%

Total deposits as of March 31, 2018 increased $641 million, or 1%, to $115.7 billion, from $115.1 billion as of December 31, 2017, as growth across money market products, regular savings, and term deposits was partially offset by decreases in demand deposits and checking with interest. The declines in demand deposits and checking with interest are seasonal in nature compared to typically higher levels at year-end.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	March 31, 2018	December 31, 2017	Change	Percent
Federal funds purchased	$—	$460	($460)	(100%)
Securities sold under agreements to repurchase	315	355	(40)	(11)
Other short-term borrowed funds (1)	1,494	1,856	(362)	(20)
Total short-term borrowed funds	$1,809	$2,671	($862)	(32%)
(1) March 31, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($2) million and other basis adjustments of ($14) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

Short-term borrowed funds of $1.8 billion as of March 31, 2018, decreased $862 million from December 31, 2017. The net decrease in other short-term borrowed funds of $362 million resulted from a reduction of $1.1 billion in short-term FHLB advances, partially offset by an increase of $740 million in senior bank debt, issued under CBNA’s Global Note Program, now maturing within one year.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.4 billion and $9.4 billion at March 31, 2018 and December 31, 2017, respectively. Our available FHLB borrowing capacity was $7.4 billion and $8.0 billion at March 31, 2018 and December 31, 2017, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2018, our unused secured borrowing capacity was approximately $40.2 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	0.43%	0.74%
Other short-term borrowed funds	2.41	1.08	1.72
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$625	$1,174	$1,174
Other short-term borrowed funds	1,853	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$645	$882	$776
Other short-term borrowed funds	1,481	2,963	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.66%	0.22%	0.36%
Other short-term borrowed funds	2.14	1.08	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	March 31, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (1)	738	743
2.500% senior unsecured notes, due 2019 (1) (2)	—	741
2.250% senior unsecured notes, due 2020 (1)	688	692
Floating-rate senior unsecured notes, due 2020 (1)	299	299
Floating-rate senior unsecured notes, due 2020 (1)	250	249
2.200% senior unsecured notes, due 2020 (1)	499	498
2.250% senior unsecured notes, due 2010 (1)	734	742
2.550% senior unsecured notes, due 2021 (1)	953	964
Floating-rate senior unsecured notes, due 2022 (1)	249	249
2.650% senior unsecured notes, due 2022 (1)	482	491
3.700% senior unsecured notes, due 2023 (1)	500	—
Floating-rate senior unsecured notes, due 2023 (1)	249	—
Federal Home Loan advances due through 2038	5,511	3,761
Other	14	16
Total long-term borrowed funds	$13,486	$11,765
(1) Issued under CBNA’s Global Bank Note Program.
(2) Reclassified to short-term borrowed funds.

Long-term borrowed funds of $13.5 billion as of March 31, 2018 increased $1.7 billion from December 31, 2017, reflecting an increase of $1.8 billion in long-term FHLB borrowings and the issuance of $750 million of senior unsecured notes under CBNA’s Global Note Program, partially offset by $740 million of senior unsecured notes maturing in less than one year that were reclassified to short-term borrowed funds.
The Parent Company’s long-term borrowed funds as of March 31, 2018 and December 31, 2017 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($5) million. The banking subsidiaries’ long-term borrowed funds as of March 31, 2018 and December 31, 2017 include principal balances of $11.3 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($19) million, respectively, and hedging basis adjustments of ($91) million and ($63) million, respectively. See Note 8 “Derivatives” for further information about our hedging of certain long-term borrowed funds.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our primary subsidiaries are our two insured depository institutions, CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-charted savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC, its primary federal regulator. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance,

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2017.

On May 7, 2018, we filed an application with the OCC requesting approval to consolidate our banking subsidiaries via a merger of CBPA into CBNA. We intend to consolidate our banking subsidiaries to reduce enterprise risk and improve efficiency through legal entity, risk management and reporting simplification. Subject to regulatory approval, we anticipate the consolidation will occur in January 2019.
Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. We publish estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com. In June 2017, the FRB announced that it did not object to our 2017 Capital Plan or to our proposed capital actions for the period beginning July 1, 2017 and ending June 30, 2018. Our 2017 Capital Plan includes an increase in our quarterly common dividend from $0.18 to $0.22 per share starting in the first quarter of 2018, and a share repurchase plan through the second quarter of 2018. On April 5, 2018, we submitted our 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2018 annual stress tests to the OCC on April 5, 2018 and will publish, on our Investor Relations website referenced above, a summary of those results along with the stress test results of the Parent Company within 15 calendar days after the FRB publicly discloses the results of the supervisory stress test. CBPA will submit the results of its 2018 annual stress tests to the FDIC by July 31, 2018 and publish its summary results as an update to the Parent Company/CBNA Dodd-Frank Act Company-Run Stress Test Disclosure between October 15 and October 31, 2018 on our Investor Relations website referenced above.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year to the FRB and disclose the summary results of our internally developed stress tests under the internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of our 2017 mid-cycle stress test to the FRB on October 3, 2017 and disclosed a summary of the results on October 5, 2017. We publish these company-run estimated impacts of stress on our Investor Relations website referenced above.
Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage.
The U.S. adoption of the Basel III Standardized approach by the Federal bank regulators became effective for CFG, CBNA and CBPA, on January 1, 2015 subject to a phase-in period for certain provisions. In November 2017, the federal banking regulators issued a final rule that extended the 2017 transitions for certain U.S. Basel III capital rules for non-advanced approaches banking organizations, such as us. Effective January 1, 2018, the final rule retains the 2017 U.S. Basel III transitional treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests. As a result, effective January 1, 2018, our mortgage servicing assets retain their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 final rule, which may occur in connection with the finalization of the related September 2017 proposal to simplify the capital treatment of certain DTAs, mortgage servicing assets, investments in non-consolidated financial entities and minority interests.
The U.S. Basel III rules also impose a capital conservation buffer (“CCB”) on top of the following three minimum risk-based capital ratios: CET1 capital of 4.5%, tier 1 capital of 6.0%, and total capital of 8.0%. The implementation of the CCB began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. As such, the CCB for 2018 increased to 1.875% on January 1, 2018. Banking institutions for which any risk-based capital ratio falls below its effective minimum (required minimum plus the applicable CCB) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(5)(6)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(7)
(in millions, except ratio data)	Amount	Ratio
March 31, 2018
Common equity tier 1 capital(1)	$14,425	11.2%	6.4%	6.5%
Tier 1 capital(2)	14,672	11.4	7.9	8.0
Total capital(3)	17,905	13.9	9.9	10.0
Tier 1 leverage(4)	14,672	10.0	4.0	5.0
Risk-weighted assets	129,066
Quarterly adjusted average assets	146,441
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	5.8%	6.5%
Tier 1 capital(2)	14,556	11.4	7.3	8.0
Total capital(3)	17,781	13.9	9.3	10.0
Tier 1 leverage(4)	14,556	10.0	4.0	5.0
Risk-weighted assets	127,692
Quarterly adjusted average assets	145,601
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
(5) Required “Minimum Capital ratio” for 2018 and 2017 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(6) “Minimum Capital ratio” includes capital conservation buffer for Transitional Basel III of 1.875% for 2018 and 1.250% for 2017; N/A to Tier 1 leverage.
(7) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions - CBNA and CBPA.

At March 31, 2018, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.4% and 13.9%, respectively, consistent with December 31, 2017. The CET1 capital, tier 1 capital and total capital ratios remained stable as net income was offset by risk-weighted asset growth and our 2017 Capital Plan actions, which included first quarter 2018 common dividends of $108 million, preferred dividends of $7 million and the repurchase of $175 million of our outstanding common stock. At March 31, 2018, our CET1 capital, tier 1 capital and total capital ratios were 418 basis points, 287 basis points and 337 basis points, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. Based on Basel III requirements, all ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.4 billion at March 31, 2018, and increased $116 million from $14.3 billion at December 31, 2017, as net income in first quarter 2018 was partially offset by the impact of common share repurchases and dividend payments. Tier 1 capital at March 31, 2018 totaled $14.7 billion, reflecting a $116 million increase from $14.6 billion at December 31, 2017, driven by the changes in CET1 capital noted above. At March 31, 2018, we had $247 million of 5.500% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock outstanding which qualified as additional tier 1 capital. Total capital of $17.9 billion at March 31, 2018, increased $124 million from December 31, 2017, as net income in first quarter 2018 was partially offset by the impact of common share repurchases and dividend payments over the period.
Risk-weighted assets (“RWA”) totaled $129.1 billion at March 31, 2018, based on U.S. Basel III Standardized rules, up $1.4 billion from December 31, 2017. This increase was driven by $707 million of market risk RWA, as we met the reporting threshold prescribed by Market Risk Capital Guidelines for first quarter 2018, as well as growth in commercial, education, FNMA mortgage backed securities and residential mortgages. These increases were partially offset by run-off in the auto and home equity portfolios.
As of March 31, 2018, the tier 1 leverage ratio was stable with December 31, 2017 at 10.0%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	March 31, 2018	December 31, 2017
Total common stockholders’ equity	$19,812	$20,023
Exclusions(1):
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	514	236
Derivatives	193	143
Unamortized net periodic benefit costs	438	441
Deductions:
Goodwill	(6,887)	(6,887)
Deferred tax liability associated with goodwill	357	355
Other intangible assets	(2)	(2)
Total common equity tier 1	14,425	14,309
Qualifying preferred stock	247	247
Total tier 1 capital	14,672	14,556
Qualifying subordinated debt(2)	1,901	1,901
Allowance for loan and lease losses	1,246	1,236
Allowance for credit losses for off-balance sheet exposure	86	88
Total capital	$17,905	$17,781
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of March 31, 2018 and December 31, 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $70 million.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed regulatory changes to future periods. Key analytical frameworks including stress testing, which enable the assessment of capital adequacy versus unexpected loss, supplement our base case forecast. A robust governance framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy feed development of a single capital plan covering us and our banking subsidiaries that is submitted to the FRB and to the bank regulators. We prepare this plan in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s horizontal capital review (“HCR”) process. In addition to the stress test requirements under CCAR, we also perform semi-annual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions
The following capital actions were completed during first quarter 2018:

•	Declared and paid quarterly common stock dividends of $0.22 per share for first quarter 2018, aggregating to $108 million;

•	Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $7 million; and

•	Repurchased $175 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized rules:

	March 31, 2018		December 31, 2017
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
Common equity tier 1 capital(1)	$11,789	11.2%	$11,917	11.4%
Tier 1 capital (2)	11,789	11.2	11,917	11.4
Total capital(3)	14,016	13.3	14,127	13.5
Tier 1 leverage(4)	11,789	10.1	11,917	10.3
Risk-weighted assets	105,702		104,767
Quarterly adjusted average assets	116,200		115,291

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$2,969	12.7%	$3,045	12.9%
Tier 1 capital (2)	2,969	12.7	3,045	12.9
Total capital(3)	3,199	13.7	3,284	13.9
Tier 1 leverage(4)	2,969	8.6	3,045	8.7
Risk-weighted assets	23,419		23,659
Quarterly adjusted average assets	34,359		34,821

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
CBNA CET1 capital totaled $11.8 billion at March 31, 2018, down $128 million from $11.9 billion at December 31, 2017, reflecting the impact of dividend payments, partially offset by net income. At March 31, 2018, CBNA held minimal additional tier 1 capital. Total capital was $14.0 billion at March 31, 2018, a decrease of $111 million from $14.1 billion at December 31, 2017, primarily driven by the decrease in CET1 capital noted above.
CBNA RWA of $105.7 billion at March 31, 2018 increased $935 million from December 31, 2017, driven by growth in commercial, education and residential mortgages. These increases were partially offset by run-off in the auto and home equity portfolios.
As of March 31, 2018, the CBNA tier 1 leverage ratio decreased 19 basis points to 10.1% from 10.3% as of December 31, 2017, driven by a $909 million increase in adjusted quarterly average total assets that drove an eight basis point decline in the ratio, as well as an 11 basis point decrease from lower CET1 capital described above.
CBPA CET1 capital totaled $3.0 billion at March 31, 2018, a decrease of $76 million from December 31, 2017, as dividend payments exceeded net income. At March 31, 2018, there was no additional tier 1 capital. Total capital was $3.2 billion at March 31, 2018, a decrease of $85 million from December 31, 2017, primarily driven by the decrease in CET1 capital noted above.
CBPA RWA of $23.4 billion at March 31, 2018 decreased $240 million from December 31, 2017, driven by decreases in the education, auto and home equity portfolios. These decreases were partially offset by increases in commercial and FNMA mortgage backed securities.
As of March 31, 2018, the CBPA tier 1 leverage ratio decreased 10 basis points to 8.6% from 8.7% as of December 31, 2017, driven by a 22 basis point decrease from lower CET1 capital described above, partially offset by a $462 million decrease in adjusted quarterly average total assets that drove a 12 basis point increase in the ratio.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
During first quarter 2018 and 2017, the Parent Company declared and paid dividends on common stock of $108 million and $72 million, respectively, and declared semi-annual preferred dividends of $7 million for both periods.
During first quarter 2018 and 2017, the Parent Company repurchased $175 million and $130 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $833 million as of March 31, 2018 and $443 million December 31, 2017, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At March 31, 2018, the Parent Company’s double-leverage ratio was 101%.
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
On March 29, 2018, CBNA issued $750 million in five-year senior notes, consisting of $500 million in fixed-rate notes and $250 million in floating-rate notes.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

March 31, 2018
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
Citizens Bank of Pennsylvania:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At March 31, 2018, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the U.S., which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of March 31, 2018.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2018:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 97.0%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.7 billion;

•
Contingent liquidity was $30.0 billion, consisting of unencumbered high-quality liquid assets of $19.9 billion, unused FHLB capacity of $7.4 billion, and our cash position (defined above) of $2.7 billion. Asset liquidity (a component of contingent liquidity) was $22.6 billion consisting of our cash position of $2.7 billion and unencumbered high-quality and liquid securities of $19.9 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.9 billion. Use of this borrowing capacity would be considered only during exigent circumstances.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Further, certain of these metrics are monitored individually for our banking subsidiaries and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $704 million in the first quarter 2018, driven by net income of $388 million and proceeds from sales of mortgage loans held for sale of $655 million, partially offset by originations of mortgage loans held for sale of $614 million. Net cash used by investing activities was $1.1 billion, primarily reflecting a net increase in loans and leases of $1.0 billion. Cash provided by financing activities was $1.2 billion, driven by proceeds from issuance of long-term borrowed funds of $6.3 billion and a net increase in deposits of $641 million, partially offset by a net decrease in other short-term borrowed funds of $1.6 billion, and repayments of long-term FHLB advances of $3.3 billion. The $6.3 billion proceeds from issuances of long-term borrowed funds included $750 million from issuances of medium-term debt and $5.5 billion in FHLB advances. These activities resulted in a cumulative increase in cash and cash equivalents of $827 million, which when added to the cash and cash equivalents balance of $3.0 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.9 billion as of March 31, 2018.
Cash flows from operating activities contributed $853 million in first quarter 2017, driven by net income of $320 million, a net increase in mortgage loans held for sale activity of $160 million and a decrease of $282 million in other assets. Net cash used by investing activities was $1.1 billion, primarily reflecting a net increase in debt securities available for sale portfolio purchases of $1.7 billion and an increase in loans and leases of $769 million, partially offset by proceeds from maturities, paydowns and sales of debt securities available for sale of $1.2 billion. Cash provided by financing activities was $579 million, driven by proceeds from issuance of long-term borrowed funds of $3.0 billion and a net increase in deposits of $2.3 billion, partially offset by a net decrease in other short-term borrowed funds of $450 million, and repayments of long-term FHLB advances of $4.0 billion. The $3.0 billion proceeds included $1.0 billion from issuances of medium-term debt and $2.0 billion in FHLB advances. These activities represented a cumulative increase in cash and cash equivalents of $289 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.0 billion as of March 31, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 11 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(in millions)	March 31, 2018	December 31, 2017	Change	Percent
Undrawn commitments to extend credit	$63,107	$62,959	$148	—%
Financial standby letters of credit	1,966	2,036	(70)	(3)
Performance letters of credit	109	47	62	132
Commercial letters of credit	43	53	(10)	(19)
Marketing rights	41	41	—	—
Risk participation agreements	18	16	2	13
Residential mortgage loans sold with recourse	6	7	(1)	(14)
Total	$65,290	$65,159	$131	—%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates are related to ALLL, fair value, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual Report on Form 10-K for the year ended December 31, 2017. No material changes were made to these significant accounting policies or estimates during the three months ended March 31, 2018.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no direct commodity risk and de minimis currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our mortgage servicing rights.
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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is slightly biased to the short end of the yield curve. For the past several years with the Federal Funds rate near zero, this risk had been asymmetrical with significantly more upside benefit than potential exposure. As interest rates have begun to rise, the risk position has become more symmetrical as rates can decline further before becoming floored at zero.

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
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. With rates rising from historically low levels due to Federal Open Market Committee rate increases beginning in December 2016, exposure to falling rates has increased. While rates have begun to rise off of the very low levels, an instantaneous decline of 2.0% is still not possible. As the following table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact as demonstrated in the following table.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2018	December 31, 2017
Instantaneous Change in Interest Rates
+200	9.9%	9.6%
+100	5.1	4.9
-100	(5.2)	(5.9)
Gradual Change in Interest Rates
+200	5.0	5.1
+100	2.6	2.7
-100	(1.6)	(1.8)
Asset sensitivity against a 200 basis point gradual increase in rates was 5.0% at March 31, 2018, a modest decline from 5.1% at December 31, 2017. The core asset sensitivity is the result of a faster repricing of the loan book relative to the deposit and equity funding. As the Fed has slowly begun to normalize rates given improved

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

economic growth and data, this upward trend in rates has benefited our net interest income and net interest margin as a result of the asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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
Mortgage Servicing Rights
We have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of March 31, 2018 and December 31, 2017, our mortgage servicing rights had a book value of $201 million and $198 million, respectively, and were carried at the lower of cost or fair value. As of March 31, 2018 and December 31, 2017, the fair value of our mortgage servicing rights was $246 million and $218 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.
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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for first quarters 2018 and 2017, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$2	$1	$1	$—	$1	$—
Foreign Exchange Currency Rate	—	—	1	—	—	—	2	—
Credit Spread	2	2	3	2	3	2	3	1
General VaR	3	3	4	2	3	2	3	—
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$4	$2	$3	$2	$3	$—
Stressed General VaR	$13	$12	$15	$9	$10	$7	$11	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$12	$15	$9	$10	$7	$11	$2
Market Risk Regulatory Capital	$44				$24
Specific Risk Not Modeled Add-on	13				10
de Minimis Exposure Add-on	—				3
Total Market Risk Regulatory Capital	$57				$37
Market Risk-Weighted Assets	$707				$468

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2018.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Total revenue (GAAP)	A	$1,462	$1,384
Noninterest expense (GAAP)	B	883	854
Net income (GAAP)	C	388	320
Net income available to common stockholders (GAAP)	D	381	313
Return on average common equity:
Average common equity (GAAP)	E	$19,732	$19,460
Return on average common equity	D/E	7.83%	6.52%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,732	$19,460
Less: Average goodwill (GAAP)		6,887	6,876
Less: Average other intangibles (GAAP)		2	—
Add: Average deferred tax liabilities related to goodwill (GAAP)		355	531
Average tangible common equity	F	$13,198	$13,115
Return on average tangible common equity	D/F	11.71%	9.68%
Return on average total assets:
Average total assets (GAAP)	G	$151,523	$148,786
Return on average total assets	C/G	1.04%	0.87%
Return on average total tangible assets:
Average total assets (GAAP)	G	$151,523	$148,786
Less: Average goodwill (GAAP)		6,887	6,876
Less: Average other intangibles (GAAP)		2	—
Add: Average deferred tax liabilities related to goodwill (GAAP)		355	531
Average tangible assets	H	$144,989	$142,441
Return on average total tangible assets	C/H	1.08%	0.91%
Efficiency ratio:
Efficiency ratio	B/A	60.43%	61.68%
Operating leverage:
Increase in total revenue		5.57%	12.16%
Increase in noninterest expense		3.43	5.30
Operating leverage		2.14%	6.86%
Effective income tax rate:
Income before income tax expense	I	$501	$434
Income tax expense	J	113	114
Effective income tax rate	J/I	22.52%	26.36%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	487,500,618	509,451,450
Average common shares outstanding - diluted (GAAP)	L	489,266,826	511,348,200
Net income per average common share - basic (GAAP)	D/K	$0.78	$0.61
Net income per average common share - diluted (GAAP)	D/L	0.78	0.61
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.22	$0.14
Dividend payout ratio	M/(D/K)	28.15%	22.79%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
		2018				2017
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	N	$170	$215	$3	$388	$95	$180	$45	$320
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income available to common stockholders	O	$170	$215	($4)	$381	$95	$180	$38	$313
Efficiency ratio:
Total revenue (GAAP)	P	$955	$482	$25	$1,462	$858	$480	$46	$1,384
Noninterest expense (GAAP)	Q	656	208	19	883	647	190	17	854
Efficiency ratio	Q/P	68.72%	43.07%	NM	60.43%	75.41%	39.80%	NM	61.68%
Return on average total tangible assets:
Average total assets (GAAP)		$61,348	$50,393	$39,782	$151,523	$58,660	$49,243	$40,883	$148,786
Less: Average goodwill (GAAP)		—	—	6,887	6,887	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	—	—
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	355	355	—	—	531	531
Average total tangible assets	R	$61,348	$50,393	$33,248	$144,989	$58,660	$49,243	$34,538	$142,441
Return on average total tangible assets	N/R	1.12%	1.73%	NM	1.08%	0.66%	1.48%	NM	0.91%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$501	$434
Less: Notable items		—	—
Income before income tax expense, Underlying (non-GAAP)	S	$501	$434
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$113	$114
Less: Notable items
Settlement of certain tax matters		—	(23)
Income tax expense, Underlying (non-GAAP)	T	$113	$137
Effective income tax rate (GAAP)	J/I	22.52%	26.36%
Effective income tax rate, Underlying (non-GAAP)	T/S	22.52	31.56
Net income, Underlying:
Net income (GAAP)	C	$388	$320
Add: Notable items, net of tax expense
Settlement of certain tax matters		—	(23)
Net income, Underlying (non-GAAP)	U	$388	$297
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$381	$313
Add: Notable items, net of tax expense
Settlement of certain tax matters		—	(23)
Net income available to common stockholders, Underlying (non-GAAP)	V	$381	$290
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,732	$19,460
Return on average common equity	D/E	7.83%	6.52%
Return on average common equity, Underlying (non-GAAP)	V/E	7.83	6.05
Return on average tangible common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,732	$19,460
Less: Average goodwill (GAAP)		6,887	6,876
Less: Average other intangibles (GAAP)		2	—
Add: Average deferred tax liabilities related to goodwill (GAAP)		355	531
Average tangible common equity	F	$13,198	$13,115
Return on average tangible common equity	D/F	11.71%	9.68%
Return on average tangible common equity, Underlying (non-GAAP)	V/F	11.71	8.98
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$151,523	$148,786
Return on average total assets	C/G	1.04%	0.87%
Return on average total assets, Underlying (non-GAAP)	U/G	1.04	0.81

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$151,523	$148,786
Less: Average goodwill (GAAP)		6,887	6,876
Less: Average other intangibles (GAAP)		2	—
Add: Average deferred tax liabilities related to goodwill (GAAP)		355	531
Average tangible assets	H	$144,989	$142,441
Return on average total tangible assets	C/H	1.08%	0.91%
Return on average total tangible assets, Underlying (non-GAAP)	U/H	1.08	0.85
Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	487,500,618	509,451,450
Average common shares outstanding - diluted (GAAP)	L	489,266,826	511,348,200
Net income per average common share - basic (GAAP)	D/K	$0.78	$0.61
Net income per average common share - diluted (GAAP)	D/L	0.78	0.61
Net income per average common share - basic, Underlying (non-GAAP)	V/K	0.78	0.57
Net income per average common share - diluted, Underlying (non-GAAP)	V/L	0.78	0.57

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$1,172	$987
Interest-bearing cash and due from banks	2,687	2,045
Interest-bearing deposits in banks	142	192
Debt securities available for sale, at fair value (including $85 and $91 pledged to creditors, respectively) (a)	19,958	20,157
Debt securities held to maturity (fair value of $4,439 and $4,668, respectively)	4,555	4,685
Equity securities, at fair value	172	169
Equity securities, at cost	748	722
Loans held for sale, at fair value	478	497
Other loans held for sale	322	221
Loans and leases	111,425	110,617
Less: Allowance for loan and lease losses	(1,246)	(1,236)
Net loans and leases	110,179	109,381
Derivative assets	274	617
Premises and equipment, net	687	685
Bank-owned life insurance	1,669	1,656
Goodwill	6,887	6,887
Due from broker	84	6
Other assets	3,439	3,429
TOTAL ASSETS	$153,453	$152,336
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$28,437	$29,279
Interest-bearing	87,293	85,810
Total deposits	115,730	115,089
Federal funds purchased and securities sold under agreements to repurchase	315	815
Other short-term borrowed funds	1,494	1,856
Derivative liabilities	331	310
Deferred taxes, net	475	571
Long-term borrowed funds	13,486	11,765
Due to broker	84	—
Other liabilities	1,479	1,660
TOTAL LIABILITIES	133,394	132,066
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares:
Series A, non-cumulative perpetual, $25 par value (liquidation preference $1,000), 250,000 shares authorized and issued net of issuance costs and related premium at March 31, 2018 and December 31, 2017	247	247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized, 566,476,539 shares issued and 487,551,444 shares outstanding at March 31, 2018 and 1,000,000,000 shares authorized, 565,850,984 shares issued and 490,812,912 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	18,797	18,781
Retained earnings	4,437	4,164
Treasury stock, at cost, 78,925,095 and 75,038,072 shares at March 31, 2018 and December 31, 2017, respectively	(2,283)	(2,108)
Accumulated other comprehensive loss	(1,145)	(820)
TOTAL STOCKHOLDERS’ EQUITY	$20,059	$20,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,453	$152,336

(a) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per-share data)	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$1,146	$992
Interest and fees on loans held for sale, at fair value	4	4
Interest and fees on other loans held for sale	4	1
Investment securities	168	160
Interest-bearing deposits in banks	6	3
Total interest income	1,328	1,160
INTEREST EXPENSE:
Deposits	145	86
Federal funds purchased and securities sold under agreements to repurchase	1	1
Other short-term borrowed funds	9	8
Long-term borrowed funds	82	60
Total interest expense	237	155
Net interest income	1,091	1,005
Provision for credit losses	78	96
Net interest income after provision for credit losses	1,013	909
NONINTEREST INCOME:
Service charges and fees	124	125
Card fees	61	60
Capital markets fees	39	48
Trust and investment services fees	40	39
Letter of credit and loan fees	30	29
Foreign exchange and interest rate products	27	27
Mortgage banking fees	25	23
Securities gains, net	8	4
Net impairment losses recognized in earnings on debt securities	(1)	(1)
Other income	18	25
Total noninterest income	371	379
NONINTEREST EXPENSE:
Salaries and employee benefits	470	446
Outside services	99	91
Occupancy	81	82
Equipment expense	67	67
Amortization of software	46	44
Other operating expense	120	124
Total noninterest expense	883	854
Income before income tax expense	501	434
Income tax expense	113	114
NET INCOME	$388	$320
Net income available to common stockholders	$381	$313
Weighted-average common shares outstanding:
Basic	487,500,618	509,451,450
Diluted	489,266,826	511,348,200
Per common share information:
Basic earnings	$0.78	$0.61
Diluted earnings	0.78	0.61
Dividends declared and paid	0.22	0.14

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$388	$320
Other comprehensive loss:
Net unrealized derivative instrument losses arising during the periods, net of income taxes of ($18) and ($2), respectively	(52)	(3)
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of $0 and ($4), respectively	2	(6)
Net unrealized debt securities (losses) gains arising during the periods, net of income taxes of ($86) and $3, respectively	(272)	5
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of ($1) and ($7), respectively	(1)	(12)
Reclassification of net debt securities gains to net income, net of income taxes of ($2) and ($1), respectively	(5)	(2)
Amortization of actuarial loss, net of income taxes of $1 and $2, respectively	3	3
Total other comprehensive loss, net of income taxes	(325)	(15)
Total comprehensive income	$63	$305

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2017	—	$247		512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—		—	—	—	(72)	—	—	(72)
Dividends to preferred stockholders	—	—	—	—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—		(3)	—	25	—	(155)	—	(130)
Share-based compensation plans	—	—		1	—	1	—	—	—	1
Employee stock purchase plan shares purchased	—	—		—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—		—	—	—	320	—	—	320
Other comprehensive loss	—	—		—	—	—	—	—	(15)	(15)
Total comprehensive income	—	—		—	—	—	320	—	(15)	305
Balance at March 31, 2017	—	$247		510	$6	$18,751	$2,944	($1,418)	($683)	$19,847
Balance at January 1, 2018	—	$247		491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—		—	—	—	(108)	—	—	(108)
Dividends to preferred stockholders	—	—		—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—		(4)	—	—	—	(175)	—	(175)
Share-based compensation plans	—	—		1	—	13	—	—	—	13
Employee stock purchase plan shares purchased	—	—		—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—		—	—	—	388	—	—	388
Other comprehensive loss	—	—		—	—	—	—	—	(325)	(325)
Total comprehensive income	—	—		—	—	—	388	—	(325)	63
Balance at March 31, 2018	—	$247		488	$6	$18,797	$4,437	($2,283)	($1,145)	$20,059

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$388	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	78	96
Originations of mortgage loans held for sale	(614)	(655)
Proceeds from sales of mortgage loans held for sale	655	815
Purchases of commercial loans held for sale	(468)	(384)
Proceeds from sales of commercial loans held for sale	451	380
Depreciation, amortization and accretion	122	124
Mortgage servicing rights valuation (recovery) charge-off	(3)	—
Debt securities impairment	1	1
Deferred income taxes	8	39
Share-based compensation	18	18
Net gain on sales of:
Debt securities	(8)	(4)
Decrease in other assets	331	282
Decrease in other liabilities	(255)	(179)
Net cash provided by operating activities	704	853
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(1,099)	(1,705)
Proceeds from maturities and paydowns of debt securities available for sale	806	809
Proceeds from sales of debt securities available for sale	145	404
Purchases of debt securities held to maturity	—	(57)
Proceeds from maturities and paydowns of debt securities held to maturity	131	136
Purchases of equity securities, at fair value	(39)	(73)
Proceeds from sales of equity securities, at fair value	36	68
Purchases of equity securities, at cost	(157)	(98)
Proceeds from sales of equity securities, at cost	131	118
Net decrease in interest-bearing deposits in banks	50	88
Net increase in loans and leases	(1,020)	(769)
Net increase in bank-owned life insurance	(13)	(11)
Premises and equipment:
Purchases	(32)	(14)
Capitalization of software	(57)	(39)
Net cash used in investing activities	(1,118)	(1,143)
FINANCING ACTIVITIES
Net increase in deposits	641	2,308
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(500)	(55)
Net decrease in other short-term borrowed funds	(1,604)	(450)
Proceeds from issuance of long-term borrowed funds	6,250	2,997
Repayments of long-term borrowed funds	(3,250)	(4,000)
Treasury stock purchased	(175)	(130)
Dividends declared and paid to common stockholders	(108)	(72)
Payments of employee tax withholding for share-based compensation	(13)	(19)
Net cash provided by financing activities	1,241	579
Increase in cash and cash equivalents (a)	827	289
Cash and cash equivalents at beginning of period (a)	3,032	3,704
Cash and cash equivalents at end of period (a)	$3,859	$3,993
(a) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s principal business activity is banking, conducted through its subsidiaries, Citizens Bank, National Association and Citizens Bank of Pennsylvania.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 “Basis of Presentation” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Pronouncements Adopted in 2018

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

•
The Company adopted the new standard on January 1, 2018 under the modified retrospective method. Net interest income on financial assets and liabilities is explicitly excluded from the scope of the pronouncement.

•
Adoption of the new standard did not result in a change in the timing or amount of revenue recognized from contracts with customers. The Company did not recognize a cumulative adjustment to Retained Earnings upon adoption.

•
Effective January 1, 2018, underwriting fees are presented on a gross basis in capital market fees, while underwriting costs are presented in other operating expense.  Prior to adoption, such costs were presented net of the related underwriting fees.

Stock Compensation Issued May 2017
•
Requires modification accounting unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the modification.

•
Applied prospectively to all modifications of share-based awards after the adoption date.

• The Company adopted the new standard as of January 1, 2018. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.
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

•
The Company retrospectively adopted the new standard as of January 1, 2018.

•
Adoption did not have an impact on the Company’s net income.

•
The Company reclassified prior period amounts in the Consolidated Statement of Operations, which resulted in an immaterial increase in salaries and employee benefits and a corresponding decrease in other operating expense.

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

• The Company adopted the new standard as of January 1, 2018. • Adoption had an immaterial impact on the Company’s Consolidated Financial Statements.
Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•
Amends current guidance on specific cashflows to determine the appropriate classification as operating, investing or financing activities which has required significant judgment.

•
The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified.

• The Company adopted the new standard as of January 1, 2018. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.

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

•
Requires companies with land easements to assess whether the easement meets the definition of a lease before applying other accounting guidance.

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

•
The Company established a company-wide, cross-discipline governance structure to implement the new standard. The Company is currently identifying and researching key interpretive issues and is in the process of developing models that meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy and potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period.

•
The Company expects the standard will result in earlier recognition of credit losses and an increase in the allowance for credit losses, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future reasonable and supportable changes in macroeconomic conditions. Since the magnitude of the increase in the Company’s allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2018				December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale, At Fair Value
U.S. Treasury and other	$12	$—	$—	$12	$12	$—	$—	$12
State and political subdivisions	6	—	—	6	6	—	—	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,257	19	(622)	19,654	20,065	40	(277)	19,828
Other/non-agency	288	5	(7)	286	311	7	(7)	311
Total mortgage-backed securities	20,545	24	(629)	19,940	20,376	47	(284)	20,139
Total debt securities available for sale, at fair value	$20,563	$24	($629)	$19,958	$20,394	$47	($284)	$20,157
Debt Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,747	$—	($125)	$3,622	$3,853	$7	($46)	$3,814
Other/non-agency	808	10	(1)	817	832	22	—	854
Total mortgage-backed securities	4,555	10	(126)	4,439	4,685	29	(46)	4,668
Total debt securities held to maturity	$4,555	$10	($126)	$4,439	$4,685	$29	($46)	$4,668
Equity Securities, at Fair Value
Money market mutual fund	$168	$—	$—	$168	$165	$—	$—	$165
Other investments	4	—	—	4	4	—	—	4
Total equity securities, at fair value	$172	$—	$—	$172	$169	$—	$—	$169
Equity Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	278	—	—	278	252	—	—	252
Other equity securities	7	—	—	7	7	—	—	7
Total equity securities, at cost	$748	$—	$—	$748	$722	$—	$—	$722

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2018
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	229	1,194	18,834	20,257
Other/non-agency	3	15	—	270	288
Total debt securities available for sale	15	244	1,194	19,110	20,563
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,747	3,747
Other/non-agency	—	—	—	808	808
Total debt securities held to maturity	—	—	—	4,555	4,555
Total amortized cost of debt securities	$15	$244	$1,194	$23,665	$25,118

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	227	1,174	18,253	19,654
Other/non-agency	3	15	—	268	286
Total debt securities available for sale	15	242	1,174	18,527	19,958
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,622	3,622
Other/non-agency	—	—	—	817	817
Total debt securities held to maturity	—	—	—	4,439	4,439
Total fair value of debt securities	$15	$242	$1,174	$22,966	$24,397

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $168 million and $160 million for the three months ended March 31, 2018 and 2017, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended March 31,
(in millions)	2018	2017
Gains on sale of debt securities	$8	$4
Losses on sale of debt securities	—	—
Debt securities gains, net	$8	$4

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities pledged are presented below:

	March 31, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$325	$316	$358	$357
Pledged against FHLB borrowed funds	814	822	839	861
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,118	3,016	3,113	3,082

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions and accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of March 31, 2018 or December 31, 2017. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 8 “Derivatives.”
Securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2018 and 2017 were $26 million and $22 million, respectively. These securitizations include a substantive guarantee by a third party. In 2018 and 2017, the guarantors were Fannie Mae and Ginnie Mae. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	March 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	414	$14,541	($352)	154	$7,624	($395)	568	$22,165	($747)
Other/non-agency	9	154	(3)	10	80	(5)	19	234	(8)
Total	423	$14,695	($355)	164	$7,704	($400)	587	$22,399	($755)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	294	$10,163	($97)	152	$8,061	($226)	446	$18,224	($323)
Other/non-agency	6	55	(1)	10	84	(6)	16	139	(7)
Total	300	$10,218	($98)	162	$8,145	($232)	462	$18,363	($330)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended March 31,
(in millions)	2018	2017
Cumulative balance at beginning of period	$80	$75
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	1
Reductions due to increases in cash flow expectations on impaired debt securities(1)	(1)	(1)
Cumulative balance at end of period	$80	$75
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of March 31, 2018 and 2017 were $80 million and $75 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of March 31, 2018 and 2017.
For both the three months ended March 31, 2018 and 2017, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million.
There were no credit-impaired debt securities sold during the three months ended March 31, 2018 and 2017. The Company does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of March 31, 2018. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, education, credit cards and other retail. The Company’s SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which the Company services a portion of internally. A summary of the loans and leases portfolio is presented below:

(in millions)	March 31, 2018	December 31, 2017
Commercial	$38,277	$37,562
Commercial real estate	11,775	11,308
Leases	3,092	3,161
Total commercial loans and leases	53,144	52,031
Residential mortgages	17,346	17,045
Home equity loans	1,298	1,392
Home equity lines of credit	13,190	13,483
Home equity loans serviced by others	504	542
Home equity lines of credit serviced by others	136	149
Automobile	12,794	13,204
Education	8,324	8,134
Credit cards	1,808	1,848
Other retail	2,881	2,789
Total retail loans	58,281	58,586
Total loans and leases (1) (2)	$111,425	$110,617

(1) Excluded from the table above are loans held for sale totaling $800 million and $718 million as of March 31, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $20.2 billion and $20.3 billion at March 31, 2018 and December 31, 2017, respectively.

The following tables present balances of loan purchases and sales:

	Three Months Ended March 31, 2018
(in millions)	Education	Automobile	Residential mortgages	Home equity loans	Commercial	Total
Purchases	$—	$—	$—	$—	$200	$200
Sales	—	—	—	—	—	—

	Three Months Ended March 31, 2017
(in millions)	Education	Automobile	Residential mortgages	Home equity loans	Commercial	Total
Purchases	$325	$123	$—	$—	$—	$448
Sales	—	—	—	—	—	—
Loans held for sale at fair value as of March 31, 2018 totaled $478 million and consisted of residential mortgages originated for sale of $289 million and loans in the commercial trading portfolio of $189 million. Loans held for sale at fair value as of December 31, 2017 totaled $497 million and consisted of residential mortgages originated for sale of $326 million and loans in the commercial trading portfolio of $171 million. Other loans held for sale totaled $322 million and $221 million as of March 31, 2018 and December 31, 2017, respectively, and consisted of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.4 billion and $24.9 billion at March 31, 2018 and December 31, 2017, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto and commercial loans, and totaled $17.8 billion and $18.1 billion at March 31, 2018 and December 31, 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan portfolio, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for a detailed discussion of the ALLL reserve methodology and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of March 31, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments. As of December 31, 2017, the Company enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The new methodology includes a statistical analysis of prior charge-off rates on a historical basis combined with a qualitative assessment based on quantitative measures affecting the determination of incurred losses in the loan and lease portfolio, and provides better alignment of the qualitative ALLL to the commercial and retail loan portfolios. The impact of the change was an increase of approximately $50 million to the commercial ALLL with a corresponding decrease to the retail ALLL; there was not a significant impact on the total qualitative ALLL as of December 31, 2017.
A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended March 31, 2018
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$685	$551	$1,236
Charge-offs	(3)	(113)	(116)
Recoveries	6	40	46
Net recoveries (charge-offs)	3	(73)	(70)
Provision charged to income	23	57	80
Allowance for loan and lease losses, end of period	711	535	1,246
Reserve for unfunded lending commitments, beginning of period	88	—	88
Provision for unfunded lending commitments	(2)	—	(2)
Reserve for unfunded lending commitments, end of period	86	—	86
Total allowance for credit losses, end of period	$797	$535	$1,332

	Three Months Ended March 31, 2017
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$663	$573	$1,236
Charge-offs	(24)	(109)	(133)
Recoveries	5	41	46
Net charge-offs	(19)	(68)	(87)
Provision charged to income	9	66	75
Allowance for loan and lease losses, end of period	653	571	1,224
Reserve for unfunded lending commitments, beginning of period	72	—	72
Provision for unfunded lending commitments	21	—	21
Reserve for unfunded lending commitments, end of period	93	—	93
Total allowance for credit losses, end of period	$746	$571	$1,317

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	March 31, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$403	$748	$1,151	$370	$761	$1,131
Formula-based evaluation	52,741	57,533	110,274	51,661	57,825	109,486
Total	$53,144	$58,281	$111,425	$52,031	$58,586	$110,617

A summary of the allowance for credit losses by evaluation method is presented below:

	March 31, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$47	$28	$75	$47	$34	$81
Formula-based evaluation	750	507	1,257	726	517	1,243
Allowance for credit losses	$797	$535	$1,332	$773	$551	$1,324

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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	March 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,511	$1,644	$910	$212	$38,277
Commercial real estate	11,195	505	47	28	11,775
Leases	2,972	77	43	—	3,092
Total commercial loans and leases	$49,678	$2,226	$1,000	$240	$53,144

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	March 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$17,092	$89	$35	$9	$121	$17,346
Home equity loans	1,144	87	12	5	50	1,298
Home equity lines of credit	12,575	343	55	19	198	13,190
Home equity loans serviced by others	449	25	10	1	19	504
Home equity lines of credit serviced by others	107	17	4	1	7	136
Automobile	11,540	994	173	37	50	12,794
Education	8,162	112	22	15	13	8,324
Credit cards	1,728	43	11	8	18	1,808
Other retail	2,777	61	21	11	11	2,881
Total	$55,574	$1,771	$343	$106	$487	$58,281

	December 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,714	$147	$46	$18	$120	$17,045
Home equity loans	1,212	102	20	4	54	1,392
Home equity lines of credit	12,756	438	78	23	188	13,483
Home equity loans serviced by others	477	29	10	4	22	542
Home equity lines of credit serviced by others	116	21	4	1	7	149
Automobile	11,596	1,273	220	55	60	13,204
Education	7,898	160	23	12	41	8,134
Credit cards	1,747	63	12	9	17	1,848
Other retail	2,679	68	20	12	10	2,789
Total retail loans	$55,195	$2,301	$433	$138	$519	$58,586

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial	$244	$238	$1	$5
Commercial real estate	30	27	—	3
Leases	—	—	2	—
Total commercial loans and leases	274	265	3	8
Residential mortgages (1)	128	128	14	16
Home equity loans	66	72	—	—
Home equity lines of credit	235	233	—	—
Home equity loans serviced by others	23	25	—	—
Home equity lines of credit serviced by others	17	18	—	—
Automobile	60	70	—	—
Education	41	38	3	3
Credit card	18	17	—	—
Other retail	6	5	6	5
Total retail loans	594	606	23	24
Total retail loans	$868	$871	$26	$32
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $14 million and $15 million as of March 31, 2018 and December 31, 2017, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $24 million and $30 million as of March 31, 2018 and December 31, 2017, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $34 million and $36 million as of March 31, 2018 and December 31, 2017, respectively.

A summary of nonperforming loan and lease key performance indicators is presented below:

	March 31, 2018	December 31, 2017
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.25%	0.24%
Nonperforming retail loans as a percentage of total loans and leases	0.53	0.55
Total nonperforming loans and leases as a percentage of total loans and leases	0.78%	0.79%

Nonperforming commercial assets as a percentage of total assets	0.18%	0.17%
Nonperforming retail assets as a percentage of total assets	0.41%	0.43%
Total nonperforming assets as a percentage of total assets	0.59%	0.60%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $184 million and $181 million as of March 31, 2018 and December 31, 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	March 31, 2018				December 31, 2017
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$30	$23	$63	$116	$26	$4	$243	$273
Commercial real estate	42	1	28	71	38	20	30	88
Leases	3	—	2	5	4	1	—	5
Total commercial loans and leases	75	24	93	192	68	25	273	366
Residential mortgages	35	9	121	165	46	18	120	184
Home equity loans	12	5	50	67	20	4	54	78
Home equity lines of credit	55	19	198	272	78	23	188	289
Home equity loans serviced by others	10	1	19	30	10	4	22	36
Home equity lines of credit serviced by others	4	1	7	12	4	1	7	12
Automobile	173	37	50	260	220	55	60	335
Education	22	15	13	50	23	12	41	76
Credit cards	11	8	18	37	12	9	17	38
Other retail	21	11	11	43	20	12	10	42
Total retail loans	343	106	487	936	433	138	519	1,090
Total	$418	$130	$580	$1,128	$501	$163	$792	$1,456

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	March 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$211	$42	$167	$447	$378
Commercial real estate	25	5	—	40	25
Leases	—	—	—	—	—
Total commercial loans and leases	236	47	167	487	403
Residential mortgages	27	2	124	197	151
Home equity loans	38	3	78	156	116
Home equity lines of credit	16	1	182	242	198
Home equity loans serviced by others	28	2	22	65	50
Home equity lines of credit serviced by others	2	—	7	13	9
Automobile	2	—	22	30	24
Education	144	12	25	169	169
Credit cards	24	7	—	25	24
Other retail	4	1	3	9	7
Total retail loans	285	28	463	906	748
Total	$521	$75	$630	$1,393	$1,151

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$183	$42	$159	$403	$342
Commercial real estate	25	5	3	40	28
Leases	—	—	—	—	—
Total commercial loans and leases	208	47	162	443	370
Residential mortgages	25	2	126	197	151
Home equity loans	41	4	80	162	121
Home equity lines of credit	16	1	181	241	197
Home equity loans serviced by others	29	2	22	67	51
Home equity lines of credit serviced by others	2	—	7	14	9
Automobile	2	—	21	30	23
Education	154	17	21	175	175
Credit cards	24	7	1	25	25
Other retail	5	1	4	10	9
Total retail loans	298	34	463	921	761
Total	$506	$81	$625	$1,364	$1,131

Additional information on impaired loans is presented below:

	Three Months Ended March 31,
	2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$293	$1	$396
Commercial real estate	—	27	—	45
Leases	—	—	—	—
Total commercial loans and leases	2	320	1	441
Residential mortgages	1	149	1	176
Home equity loans	2	118	2	146
Home equity lines of credit	2	194	2	198
Home equity loans serviced by others	1	50	1	57
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	22	—	19
Education	2	171	2	152
Credit cards	—	24	—	25
Other retail	—	8	—	11
Total retail loans	8	745	8	793
Total	$10	$1,065	$9	$1,234
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	March 31, 2018	December 31, 2017
Commercial	$202	$129
Retail	748	761
Unfunded commitments tied to TDRs	35	39

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended March 31, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended March 31, 2018 and were paid off in full, charged off, or sold prior to March 31, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$—	$—	6	$1	$1
Commercial real estate	—	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	1	—	—	7	1	1
Residential mortgages	7	1	1	7	1	1
Home equity loans	11	1	1	—	—	—
Home equity lines of credit	15	1	1	42	5	5
Home equity loans serviced by others	1	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—	—
Automobile	36	1	1	17	1	1
Education	—	—	—	—	—	—
Credit cards	594	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	667	7	7	66	7	7
Total	668	$7	$7	73	$8	$8

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	18	$74	$75	$—	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	18	74	75	—	—
Residential mortgages	53	6	6	—	—
Home equity loans	32	2	2	—	—
Home equity lines of credit	93	7	7	—	—
Home equity loans serviced by others	7	—	—	—	—
Home equity lines of credit serviced by others	3	—	—	—	—
Automobile	269	5	4	—	1
Education	112	1	1	—	—
Credit cards	—	—	—	—	—
Other retail	4	—	—	1	—
Total retail loans	573	21	20	1	1
Total	591	$95	$95	$1	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended March 31, 2017, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended March 31, 2017 and were paid off in full, charged off, or sold prior to March 31, 2017.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$1	$1	7	$1	$1
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	2	1	1	7	1	1
Residential mortgages	18	1	2	11	3	3
Home equity loans	21	1	1	1	—	—
Home equity lines of credit	16	1	1	51	6	6
Home equity loans serviced by others	6	1	1	—	—	—
Home equity lines of credit serviced by others	1	—	—	2	—	—
Automobile	40	1	1	8	—	—
Education	—	—	—	—	—	—
Credit cards	565	3	3	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	668	8	9	73	9	9
Total	670	$9	$10	80	$10	$10

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Leases	1	1	1	—	—
Total commercial loans and leases	1	1	1	—	—
Residential mortgages	48	4	4	—	—
Home equity loans	102	6	6	—	—
Home equity lines of credit	75	6	6	—	—
Home equity loans serviced by others	14	1	1	—	—
Home equity lines of credit serviced by others	11	1	1	—	—
Automobile	276	5	4	—	1
Education	15	1	1	—	—
Credit cards	—	—	—	1	—
Other retail	1	—	—	—	—
Total retail loans	542	24	23	1	1
Total	543	$25	$24	$1	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted within 12 months of their modification date during the three months ended March 31, 2018 and 2017, respectively. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended March 31,
	2018		2017
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	3	$3	1	$—
Commercial real estate	—	—	1	4
Leases	—	—	—	—
Total commercial loans and leases	3	3	2	4
Residential mortgages	26	3	45	6
Home equity loans	11	1	9	—
Home equity lines of credit	66	5	35	3
Home equity loans serviced by others	5	—	1	—
Home equity lines of credit serviced by others	1	—	3	—
Automobile	46	—	34	—
Education	5	—	7	—
Credit cards	119	1	126	1
Other retail	—	—	2	—
Total retail loans	279	10	262	10
Total	282	$13	264	$14
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2018 and December 31, 2017, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following tables present balances of loans with these characteristics:

	March 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$357	$160	$230	$—	$—	$747
Interest-only/negative amortization	1,765	—	—	—	1	1,766
Low introductory rate	—	—	—	190	—	190
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,123	$160	$230	$190	$1	$2,704

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$366	$166	$264	$—	$—	$796
Interest-only/negative amortization	1,763	—	—	—	1	1,764
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,130	$166	$264	$197	$1	$2,758
NOTE 5 - MORTGAGE BANKING
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
Information related to residential mortgage loan sales and the Company's mortgage banking activity is presented below:

	Three Months Ended March 31,
(in millions)	2018	2017
Residential mortgage loan sale proceeds	$655	$815
Gain on sales	13	10
Mortgage servicing fees	15	13
Repurchased residential mortgages	2	1
Valuation recoveries	3	—
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended March 31,
(in millions)	2018	2017
MSRs:
Balance as of beginning of period	$201	$168
Amount capitalized	8	10
Amortization	(8)	(8)
Carrying amount before valuation allowance	201	170
Valuation allowance for servicing assets:
Balance as of beginning of period	3	5
Valuation recoveries	(3)	—
Balance at end of period	—	5
Net carrying value of MSRs	$201	$165
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the present value of those cash flows. Expected mortgage loan prepayment assumptions are obtained using the QRM Multi Component prepayment model. The Company periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	March 31, 2018			December 31, 2017
	Weighted Average			Weighted Average
(dollars in millions)		Range			Range
Fair value	$246	Min	Max	$218	Min	Max
Weighted average life (in years)	6.7	2.4	9.3	5.9	2.3	8.4
Weighted average constant prepayment rate	8.6%	5.2%	20.3%	10.0%	6.6%	20.1%
Weighted average discount rate	9.9%	9.1%	12.1%	9.9%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended March 31,
	2018	2017
Weighted average life (in years)	7.9	6.9
Weighted average constant prepayment rate	7.3%	8.7%
Weighted average discount rate	9.8%	9.9%

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

(in millions)	March 31, 2018	December 31, 2017
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$16	$22
Decline in fair value from a 100 basis point decrease in interest rates	48	46
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$5	$4
Decline in fair value from a 100 basis point increase in weighted average discount rate	9	8

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(in millions)	March 31, 2018	December 31, 2017
LIHTC investment included in other assets	$993	$951
LIHTC unfunded commitments included in other liabilities	521	491
Renewable energy investments included in other assets	331	335
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2018	2017
Tax credits included in income tax expense	$25	$21
Amortization expense included in income tax expense	27	23
Other tax benefits included in income tax expense	6	7
No LIHTC investment impairment losses were recognized during the three months ended March 31, 2018 and 2017, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	March 31, 2018	December 31, 2017
Federal funds purchased	$—	$460
Securities sold under agreements to repurchase	315	355
Other short-term borrowed funds (1)	1,494	1,856
Total short-term borrowed funds	$1,809	$2,671
(1) March 31, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($2) million and other basis adjustments of ($14) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	0.43%	0.74%
Other short-term borrowed funds	2.41	1.08	1.72
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$625	$1,174	$1,174
Other short-term borrowed funds	1,853	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$645	$882	$776
Other short-term borrowed funds	1,481	2,963	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.66%	0.22%	0.36%
Other short-term borrowed funds	2.14	1.08	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	March 31, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate subordinated debt, due 2023, converting to floating at 3-month LIBOR + 3.56% and callable beginning June 2018	333	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (1)	738	743
2.500% senior unsecured notes, due 2019 (1) (2)	—	741
2.250% senior unsecured notes, due 2020 (1)	688	692
Floating-rate senior unsecured notes, due 2020 (1)	299	299
Floating-rate senior unsecured notes, due 2020 (1)	250	249
2.200% senior unsecured notes, due 2020 (1)	499	498
2.250% senior unsecured notes, due 2020 (1)	734	742
2.550% senior unsecured notes, due 2021 (1)	953	964
Floating-rate senior unsecured notes, due 2022 (1)	249	249
2.650% senior unsecured notes, due 2022 (1)	482	491
3.700% senior unsecured notes, due 2023 (1)	500	—
Floating-rate senior unsecured notes, due 2023 (1)	249	—
Federal Home Loan advances due through 2038	5,511	3,761
Other	14	16
Total long-term borrowed funds	$13,486	$11,765
(1) Issued under CBNA’s Global Bank Note Program.
(2) Reclassified to short-term borrowed funds.

The Parent Company’s long-term borrowed funds as of March 31, 2018 and December 31, 2017 included principal balances of $2.3 billion and unamortized deferred issuance costs and/or discounts of ($5) million. The banking subsidiaries’ long-term borrowed funds as of March 31, 2018 and December 31, 2017 include principal balances of $11.3 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($19) million, respectively, and hedging basis adjustments of ($91) million and ($63) million, respectively. See Note 8 “Derivatives” for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.4 billion and $9.4 billion at March 31, 2018 and December 31, 2017, respectively. The Company’s available FHLB borrowing capacity was $7.4 billion and $8.0 billion at March 31, 2018 and December 31, 2017, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2018, the Company’s unused secured borrowing capacity was approximately $40.2 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at March 31, 2018 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2019	$—	$6,244	$6,244
2020	—	2,473	2,473
2021	349	956	1,305
2022	348	736	1,084
2023	333	750	1,083
2024 and thereafter	1,290	7	1,297
Total	$2,320	$11,166	$13,486
NOTE 8 - DERIVATIVES
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
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	March 31, 2018			December 31, 2017
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$11,550	$—	$—	$13,300	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	88,089	204	377	80,180	538	379
Foreign exchange contracts	9,525	158	150	9,882	148	149
Other contracts	1,142	7	5	1,039	7	5
Total derivatives not designated as hedging instruments		369	532		693	533
Gross derivative fair values		369	532		693	533
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(83)	(83)		(72)	(72)
Less: Cash collateral applied (2)		(12)	(118)		(4)	(151)
Total net derivative fair values presented in the Consolidated Balance Sheets		$274	$331		$617	$310
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
(2) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents the effect on other income of fair value hedges described above:

	Amounts Recognized in Other Income for the
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($38)	$37	($1)	($6)	$6	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $4 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended March 31,
(in millions)	2018	2017
Effective portion of loss recognized in OCI (1)	($70)	($5)
Amounts reclassified from OCI to interest income (2)	(6)	12
Amounts reclassified from OCI to interest expense (2)	4	(2)
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
The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Three Months Ended March 31,
(in millions)	2018	2017
Customer derivative contracts
Customer interest rate contracts (1)	($204)	($3)
Customer foreign exchange contracts (1)	11	18
Residential loan commitments (2)	(1)	5
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	216	15
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	(17)	(14)
Forward sale contracts (2)	—	(11)
Total	$5	$10
(1) Reported in foreign exchange and interest rate products on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.
NOTE 9 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive (loss) income before reclassifications	(3)	5	—	2
Other-than-temporary impairment not recognized in earnings on debt securities	—	(12)	—	(12)
Amounts reclassified from other comprehensive (loss) income	(6)	(2)	3	(5)
Net other comprehensive (loss) income	(9)	(9)	3	(15)
Balance at March 31, 2017	($97)	($195)	($391)	($683)
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(52)	(272)	—	(324)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified from other comprehensive income (loss)	2	(5)	3	—
Net other comprehensive (loss) income	(50)	(278)	3	(325)
Balance at March 31, 2018	($193)	($514)	($438)	($1,145)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2018	2017
Details about AOCI Components			Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative (losses) gains included in net income:	($6)	$12	Interest income
	4	(2)	Interest expense
	(2)	10	Income before income tax expense
	—	4	Income tax expense
	($2)	$6	Net income
Reclassification of net debt securities gains (losses) to net income:	$8	$4	Securities gains, net
	(1)	(1)	Net debt securities impairment losses recognized in earnings
	7	3	Income before income tax expense
	2	1	Income tax expense
	$5	$2	Net income
Reclassification of changes related to the employee benefit plan:	($4)	($5)	Other operating expense
	(4)	(5)	Income before income tax expense
	(1)	(2)	Income tax expense
	($3)	($3)	Net income
Total reclassification gains	$—	$5	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2018	2017
Net interest income (includes ($2) and $10 of AOCI reclassifications, respectively)	$1,091	$1,005
Provision for credit losses	78	96
Noninterest income (includes $7 and $3 of AOCI reclassifications, respectively)	371	379
Noninterest expense (includes $4 and $5 of AOCI reclassifications, respectively)	883	854
Income before income tax expense	501	434
Income tax expense (includes $1 and $3 income tax net expense from reclassification items, respectively)	113	114
Net income	$388	$320
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized and 250,000 shares outstanding of $25.00 par value undesignated preferred stock as of March 31, 2018 and December 31, 2017, respectively. For further detail regarding the terms and conditions of the Company’s preferred stock see Note 16 “Stockholders’ Equity” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Treasury Stock
During the three months ended March 31, 2018, the Company repurchased $175 million, or 3,887,023 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	March 31, 2018	December 31, 2017
Undrawn commitments to extend credit	$63,107	$62,959
Financial standby letters of credit	1,966	2,036
Performance letters of credit	109	47
Commercial letters of credit	43	53
Marketing rights	41	41
Risk participation agreements	18	16
Residential mortgage loans sold with recourse	6	7
Total	$65,290	$65,159
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $2 million and $3 million at March 31, 2018 and December 31, 2017, respectively.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company did not make any payments for the three months ended March 31, 2018 and paid $3 million for the year ended December 31, 2017. As of March 31, 2018, the Company is obligated to pay $41 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of March 31, 2018 and December 31, 2017 is $18 million and $16 million, respectively. The current amount of credit exposure is spread out over 88 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as eight years.
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
Other Commitments
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $231 million and $283 million, respectively, at March 31, 2018 and $65 million and $132 million, respectively, at December 31, 2017. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 12 “Fair Value Measurements” for further information.
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
NOTE 12 - FAIR VALUE MEASUREMENTS
As discussed in Note 19 “Fair Value Measurements,” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, the Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. The Company also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities that are not required to be reported at fair value in the financial statements.
The Company elected to account for residential mortgage loans held for sale and certain commercial and commercial real estate loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within short term periods.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of ($3) million and $7 million for the three months ended March 31, 2018 and 2017, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of March 31, 2018 and December 31, 2017. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 11 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $1 million in other

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

noninterest income related to its commercial trading portfolio for the three months ended March 31, 2018 and $2 million for the three months ended March 31, 2017.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	March 31, 2018			December 31, 2017
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$289	$289	$—	$326	$326	$—
Commercial and commercial real estate loans held for sale, at fair value	189	189	—	171	171	—

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:
Debt securities available for sale
The fair value of debt securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, the security is classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models. These instruments are classified as Level 2 because they currently trade in active markets and the inputs to the valuations are observable. The pricing models used to value securities generally begin with market prices (or rates) for similar instruments and make adjustments based on the characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include specified pool mortgage “pass-through” securities and other debt securities issued by U.S. government-sponsored entities and state and political subdivisions. The pricing models used to value securities under the income approach generally begin with the contractual cash flows of each security and make adjustments based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.
A significant majority of the Company’s Level 1 and 2 debt securities are priced using an external pricing service. The Company verifies the accuracy of the pricing provided by its primary outside pricing service on a quarterly basis. This process involves using a secondary external vendor to provide valuations for the Company’s securities portfolio for comparison purposes. Any valuation discrepancies beyond a certain threshold are researched and, if necessary, corroborated by an independent outside broker.
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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion below.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion below.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps,

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. The Company also considers certain adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. The Company incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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
Other equity securities
The fair values of the Company’s other equity securities are based on security prices in markets that are not active; therefore, these investments are classified as Level 2 in the fair value hierarchy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$19,940	$—	$19,940	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	19,958	12	19,946	—
Loans held for sale, at fair value:
Residential loans held for sale	289	—	289	—
Commercial loans held for sale	189	—	189	—
Total loans held for sale, at fair value	478	—	478	—
Derivative assets:
Interest rate swaps	204	—	204	—
Foreign exchange contracts	158	—	158	—
Other contracts	7	—	7	—
Total derivative assets	369	—	369	—
Equity securities, at fair value:
Money market mutual fund	168	168	—	—
Other investments	4	—	4	—
Total equity securities, at fair value	172	168	4	—
Total assets	$20,977	$180	$20,797	$—
Derivative liabilities:
Interest rate swaps	$377	$—	$377	$—
Foreign exchange contracts	150	—	150	—
Other contracts	5	—	5	—
Total derivative liabilities	532	—	532	—
Total liabilities	$532	$—	$532	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,139	$—	$20,139	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	20,157	12	20,145	—
Loans held for sale, at fair value:
Residential loans held for sale	326	—	326	—
Commercial loans held for sale	171	—	171	—
Total loans held for sale, at fair value	497	—	497	—
Derivative assets:
Interest rate swaps	538	—	538	—
Foreign exchange contracts	148	—	148	—
Other contracts	7	—	7	—
Total derivative assets	693	—	693	—
Equity securities, at fair value:
Money market mutual fund	165	165	—	—
Other investments	4	—	4	—
Total equity securities, at fair value	169	165	4	—
Total assets	$21,516	$177	$21,339	$—
Derivative liabilities:
Interest rate swaps	$379	$—	$379	$—
Foreign exchange contracts	149	—	149	—
Other contracts	5	—	5	—
Total derivative liabilities	533	—	533	—
Total liabilities	$533	$—	$533	$—

There were no Level 3 assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method and loan impairments for certain loans and leases.
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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 8 “Mortgage Banking” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017 and Note 5 “Mortgage Banking” for more information.

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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2018	2017
Impaired collateral-dependent loans	($2)	($19)
MSRs	3	—
Foreclosed assets	(1)	(1)
Leased assets	—	4

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	March 31, 2018				December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$418	$—	$418	$—	$393	$—	$393	$—
MSRs	246	—	—	246	218	—	—	218
Foreclosed assets	29	—	29	—	31	—	31	—
Leased assets	110	—	110	—	112	—	112	—

Disclosures about Fair Value of Financial Instruments
Following is a description of valuation methodologies used to estimate the fair value of financial instruments for disclosure purposes (these instruments are not recorded in the financial statements at fair value):
Debt securities held to maturity
The fair values of debt securities classified as HTM are estimated under the market or income approach using the same pricing models as those used to measure the fair value of the Company’s AFS securities. For more information, see “Recurring Fair Value Measurements — Debt securities Available for Sale,” within this Note.
Equity securities, at cost
The cost basis of equity securities, at cost, such as FHLB stock and FRB stock, is assumed to approximate the fair value of these securities. As a member of the FHLB and FRB, the Company is required to hold FHLB and FRB stock. The stock can be sold only to the FHLB and FRB upon termination of membership, or redeemed at the FHLB’s or FRB’s sole discretion. The stock may only be sold or redeemed at par, and therefore the cost basis represents the best estimate of fair value.
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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,555	$4,439	$—	$—	$4,555	$4,439	$—	$—
Equity securities, at cost	748	748	—	—	748	748	—	—
Other loans held for sale	322	322	—	—	—	—	322	322
Loans and leases	111,425	110,756	—	—	418	418	111,007	110,338
Financial Liabilities:
Deposits	115,730	115,563	—	—	115,730	115,563	—	—
Federal funds purchased and securities sold under agreements to repurchase	315	315	—	—	315	315	—	—
Other short-term borrowed funds	1,494	1,494	—	—	1,494	1,494	—	—
Long-term borrowed funds	13,486	13,525	—	—	13,486	13,525	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,685	$4,668	$—	$—	$4,685	$4,668	$—	$—
Equity securities, at cost	722	722	—	—	722	722	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	110,617	111,168	—	—	393	393	110,224	110,775
Financial Liabilities:
Deposits	115,089	115,039	—	—	115,089	115,039	—	—
Federal funds purchased and securities sold under agreements to repurchase	815	815	—	—	815	815	—	—
Other short-term borrowed funds	1,856	1,856	—	—	1,856	1,856	—	—
Long-term borrowed funds	11,765	11,891	—	—	11,765	11,891	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

(in millions)	Three Months Ended March 31, 2018
Revenue from contracts with customers	$265
Revenue from other sources	106
Noninterest income	$371

Revenues from Contracts with Customers
The Company recognizes revenue from contracts with customers in the amount of consideration it expects to receive upon the transfer of control of a good or service. The timing of recognition is dependent on whether the Company satisfies a performance obligation by transferring control of the product or service to a customer over time or at a point in time. Judgments are made in the recognition of income including the timing of satisfaction of performance obligations and determination of the transaction price.
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$98	$26	$124
Card fees	52	9	61
Capital markets fees	—	37	37
Trust and investment services fees	40	—	40
Other banking fees	—	3	3
Total revenue from contracts with customers	$190	$75	$265
(1) There is no revenue from contracts with customers included in Other non-segment operations.
A description of the above components of revenue from contracts with customers is presented below:
Service Charges and Fees
Service charges and fees include fees earned from deposit products in lieu of compensating balances, service charges for transactions performed upon depositors request, as well as fees earned from performing cash management activities. Service charges on deposit products are recognized over the period in which the related service is provided, typically monthly. Service fees are recognized at a point in time upon completion of the requested service transaction. Fees on cash management products are recognized over time (typically monthly) as services are provided.
Card Fees
Card fees include interchange income from credit and debit card transactions and are recognized at a point in time upon settlement by the association network. Interchange rates are generally set by the association network based on purchase volume and other factors. Other card-related fees are recognized at a point in time upon completion of the transaction. Costs related to card rewards programs are recognized in current earnings as the rewards are earned by the customer and are presented as a reduction to card fees on the Consolidated Statements of Operations. For the three months ended March 31, 2018, card reward costs totaled $10 million.
Capital Markets Fees
Capital markets fees include fees received from leading or participating in loan syndications, underwriting services and advisory fees. Loan syndication and underwriting fees are recognized as revenue at a point in time when the Company has rendered all services to, and is entitled to collect the fee from the borrower or the issuer, and there are no other contingencies associated with the fee. Underwriting expenses passed through from the lead underwriter are recognized within other operating expense on the Consolidated Statements of Operations. Advisory fees for merger and acquisitions are recognized over time, while valuation services and fairness opinions are recognized at a point in time upon completion of the advisory service.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the three months ended March 31, 2018, the Company recognized trailing commission income of $4 million related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Other Banking Fees
Other banking fees include fees for various transactional banking activities such as letter of credit fees, foreign wire transfers and other transactional services. These fees are recognized in a manner that reflects the timing of when transactions occur and as services are provided.
Revenue from Other Sources
Letter of Credit and Loan Fees
Letter of credit and loan fees primarily includes fees received related to letter of credit agreements as well as loan fees received from lending activities that are not deferrable. These fees are generally recognized upon execution of the contract.
Foreign Exchange and Interest Rate Products
Foreign exchange and interest rate products primarily includes the fees received from foreign exchange and interest rate derivative contracts executed with customers to meet their hedging and financing needs. These fees are generally recognized upon execution of the contracts. Foreign exchange and interest rate products also include the mark-to-market gains and losses recognized on (i) these customer contracts and (ii) offsetting derivative contracts that executed with external counterparties to hedge the foreign exchange and interest rate risk associated with the customer contracts.
Mortgage Banking Fees
Mortgage banking fees primarily include gains on sales of residential mortgages originated with the intent to sell and servicing fees on mortgages where the Company is the servicer. Mortgage banking fees also include valuation adjustments for mortgage loans held-for-sale that are measured at the lower of cost or fair value, as well as mortgage loans originated with the intent to sell that are measured at fair value under the fair value option. Changes in the value of MSRs are reported in mortgage fees and related income. For a further discussion of MSRs, see Note 5 “Mortgage Banking.” Net interest income from mortgage loans is recorded in interest income.
Other Income
Bank-owned life insurance is stated at its cash surrender value. The Company is the beneficiary of the life insurance policies on current and former officers and selected employees of the Company. Net changes in the carrying amount of the cash surrender value are an adjustment of premiums paid in determining the expense or income to be recognized under the life insurance policy for the period.

	Three Months Ended March 31,
(in millions)	2018	2017
Bank-owned life insurance	$14	$12

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2018	2017
Deposit insurance	$31	$32
Promotional expense	25	26
Settlements and operating losses	12	13
Other	52	53
Other operating expense	$120	$124
NOTE 15 - INCOME TAXES
Income Tax Expense
Income tax expense was $113 million and $114 million for the three months ended March 31, 2018 and 2017, respectively, resulting in effective tax rates of 22.5% and 26.4%, respectively.
For the three months ended March 31, 2018, the effective tax rate of 22.5% was higher than the statutory rate of 21% primarily as a result of state taxes, partially offset by permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At March 31, 2018, the Company reported a net deferred tax liability of $475 million, compared to $571 million as of December 31, 2017. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives.
NOTE 16 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per-share data)	2018	2017
Numerator (basic and diluted):
Net income	$388	$320
Less: Preferred stock dividends	7	7
Net income available to common stockholders	$381	$313
Denominator:
Weighted-average common shares outstanding - basic	487,500,618	509,451,450
Dilutive common shares: share-based awards	1,766,208	1,896,750
Weighted-average common shares outstanding - diluted	489,266,826	511,348,200
Earnings per common share:
Basic	$0.78	$0.61
Diluted	0.78	0.61
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three months ended March 31, 2018 did not have any antidilutive shares. The diluted EPS computation for the three months ended March 31, 2017 excluded approximately 322,000 for the average share-based awards because their inclusion would have been antidilutive.
NOTE 17 - REGULATORY MATTERS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized rules. The Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize in regulatory capital the impacts of net unrealized gains and losses included within AOCI for securities that are available for sale or held to maturity, accumulated net gains and losses on cash-flow hedges, and certain defined benefit pension plan assets.

					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)	Amount	Ratio
March 31, 2018
Common equity tier 1 capital(1)	$14,425	11.2%	$8,228	6.375%	$8,389	6.5%
Tier 1 capital(2)	14,672	11.4	10,164	7.875	10,325	8.0
Total capital(3)	17,905	13.9	12,745	9.875	12,907	10.0
Tier 1 leverage(4)	14,672	10.0	5,858	4.000	7,322	5.0
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	$7,342	5.750%	$8,300	6.5%
Tier 1 capital(2)	14,556	11.4	9,258	7.250	10,215	8.0
Total capital(3)	17,781	13.9	11,812	9.250	12,769	10.0
Tier 1 leverage(4)	14,556	10.0	5,824	4.000	7,280	5.0
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
(5) “Minimum Capital ratio” includes capital conservation buffer of 1.875% for 2018 and 1.250% for 2017; N/A to Tier 1 leverage.
(6) Presented for informational purposes. Prompt corrective action provisions apply only to the Company’s insured depository institutions - CBNA and CBPA.

Under the FRB’s Capital Plan Rule, the Company may only make capital distributions, including payment of dividends and share repurchases, in accordance with a capital plan that has been reviewed by the FRB with no objection. In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Parent Company are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator.
On April 5, 2018, the Company submitted its 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. All future capital distributions are also subject to consideration and approval by Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance and market conditions.
During the three months ended March 31, 2018 and 2017, the Company declared and paid dividends on common stock of $108 million and $72 million, respectively, and declared semi-annual preferred dividends of $7 million for both periods.

During the three months ended March 31, 2018 and 2017, the Parent Company repurchased $175 million and $130 million of its outstanding common stock, respectively.
NOTE 18 - BUSINESS OPERATING SEGMENTS
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

	As of and for the Three Months Ended March 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$733	$357	$1	$1,091
Noninterest income	222	125	24	371
Total revenue	955	482	25	1,462
Noninterest expense	656	208	19	883
Profit before provision for credit losses	299	274	6	579
Provision for credit losses	72	(4)	10	78
Income (loss) before income tax expense (benefit)	227	278	(4)	501
Income tax expense (benefit)	57	63	(7)	113
Net income	$170	$215	$3	$388
Total average assets	$61,348	$50,393	$39,782	$151,523

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended March 31, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$638	$346	$21	$1,005
Noninterest income	220	134	25	379
Total revenue	858	480	46	1,384
Noninterest expense	647	190	17	854
Profit before provision for credit losses	211	290	29	530
Provision for credit losses	64	19	13	96
Income before income tax expense (benefit)	147	271	16	434
Income tax expense (benefit)	52	91	(29)	114
Net income	$95	$180	$45	$320
Total average assets	$58,660	$49,243	$40,883	$148,786

Management accounting practices utilized by the Company as the basis of presentation for segment results include the following:
FTP adjustments
The Company utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits (or charges) the segments with the economic value of the funds created (or used) by the segments. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other. The Company periodically evaluates and refines its methodologies used to measure financial performance of its business operating segments. In the first quarter of 2018, the Company enhanced its assumptions for the liquidity and deposit component within its FTP methodology. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
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
NOTE 19 - SUBSEQUENT EVENTS
The Company has evaluated the impacts of events that have occurred subsequent to March 31, 2018 through the filing date of the unaudited interim Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the unaudited interim Consolidated Financial Statements and related Notes.

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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, information required by this item is set forth in Note 11 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended March 31, 2018 are included in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
January 1, 2018 - January 31, 2018	3,489,327	$45.02	3,489,327	$167,904,910
February 1, 2018 - February 28, 2018	—	$—	—	$167,904,910
March 1, 2018 - March 31, 2018	397,696	$45.02	397,696	$150,000,000
(1) On June 29, 2017, the Company announced that its 2017 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $850 million for the four-quarter period ending with the second quarter of 2018. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the first quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by March 31, 2018. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

10.1 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, Amended and Effective as of April 26, 2018*†

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2018.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President and Controller
(Principal Accounting Officer and Authorized Officer)