Form 10-Q
period 2018-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2018-08-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 475,946,441 shares of Registrant’s common stock ($0.01 par value) outstanding on August 1, 2018.

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

CITIZENS FINANCIAL GROUP, INC.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $155.4 billion in assets as of June 30, 2018. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 3,200 ATMs and approximately 1,150 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
Second Quarter 2018 compared with Second Quarter 2017 - Key Highlights
Second quarter 2018 net income of $425 million increased 34% from $318 million in second quarter 2017, with earnings per diluted common share of $0.88, up 40% from $0.63 per diluted common share in second quarter 2017. Second quarter 2018 ROTCE of 12.9% improved from 9.6% in second quarter 2017.
There were no notable items recorded in second quarter 2018 compared with a $26 million pre-tax impact related to impairments on aircraft lease assets in second quarter 2017, which reduced second quarter noninterest income by $11 million and increased noninterest expense by $15 million, and in addition to provision expense of $70 million, resulted in total credit-related costs of $96 million as detailed in the table below.

	Three Months Ended June 30,
	2018				2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Net Income	Noninterest income	Noninterest expense	Credit-related costs	Net Income
Reported results (GAAP)	$388	$875	$85	$425	$370	$864	$70	$318
Less Notable items: Lease impairment credit-related costs	—	—	—	—	(11)	15	(26)	—
Underlying results* (non-GAAP)	$388	$875	$85	$425	$381	$849	$96	$318

* Comparison to second quarter 2017 Underlying results are before a pre-tax $26 million impact related to impairments on aircraft lease assets which, reduced noninterest income by $11 million and increased noninterest expense by $15 million and, in addition to provision expense of $70 million, resulted in total credit-related costs of $96 million. Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

•
Net income available to common stockholders of $425 million increased $107 million, or 34%, compared to $318 million in second quarter 2017, led by 8% revenue growth, with 9% growth in net interest income and noninterest income growth of 5%, and a 14% reduction in income tax expense largely related to the December 2017 Tax Legislation.

◦	On an Underlying basis,* excluding the impact of second quarter 2017 aircraft lease impairments, revenue increased 7% with 2% growth in noninterest income.

•	Total revenue of $1.5 billion increased $113 million, or 8%, driven by strength in both net interest income and noninterest income. On an Underlying basis,* total revenue increased 7%.

◦
Net interest income of $1.1 billion increased $95 million, or 9%, compared to $1.0 billion in second quarter 2017, driven by a 21 basis point improvement in net interest margin and 3% average loan growth.

◦
Net interest margin of 3.18% increased by 21 basis points, compared to 2.97% in second quarter 2017, reflecting higher interest-earning asset yields tied to higher short-term interest rates and improvement in loan mix towards higher-return categories, partially offset by higher deposit and funding costs.

–
Average loans and leases of $112.9 billion increased $3.7 billion, or 3%, from $109.1 billion in second quarter 2017, reflecting a $1.7 billion increase in retail loans and a $2.1 billion increase in commercial loans and leases.

–	Average deposits of $115.1 billion increased $4.4 billion, or 4%, from $110.8 billion in second quarter 2017, reflecting strength in term, checking with interest, savings and demand deposits.

◦	Noninterest income of $388 million increased $18 million, or 5%, from second quarter 2017, including the $11 million impact of second quarter 2017 aircraft lease impairments.

–	On an Underlying basis,* noninterest income increased $7 million, or 2%, driven by higher foreign exchange and interest rate products income and trust and investment services fees.

•
Noninterest expense of $875 million increased $11 million, or 1%, compared to $864 million in second quarter 2017, which included the $15 million impact of second quarter 2017 aircraft lease impairments.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

◦
On an Underlying basis,* noninterest expense increased 3%, driven by higher salaries and employee benefits costs and outside services expense, largely tied to continuing investment to drive top-line growth. Results also reflect lower other expense due to a reduction in insurance expense.

•	Strong focus on top-line growth and expense management helped drive positive operating leverage of 7.0% and a 4.0% improvement in the efficiency ratio.

◦	On an Underlying basis,* excluding the impact of second quarter 2017 aircraft lease impairments, operating leverage was 4.3% and the efficiency ratio improved 2.4% to 58.0%.

•	ROTCE of 12.9% improved from 9.6%.

•	Tangible book value per common share improved 4% to $27.67. Fully diluted average common shares outstanding decreased 4%, or 21.3 million shares.

•	Provision for credit losses of $85 million increased $15 million, or 21%, from $70 million in second quarter 2017.

◦	On an Underlying basis,* including the second quarter 2017 aircraft lease impairments of $26 million, total credit-related costs improved $11 million from $96 million.

•	The effective income tax rate decreased to 22.6% from 31.1% in second quarter 2017, primarily driven by the impact of tax reform.

•
Net charge-offs of $76 million remained relatively stable compared to second quarter 2017. The ALLL of $1.3 billion increased $17 million compared to December 31, 2017. ALLL to total loans and leases of 1.10% as of June 30, 2018 compared with 1.12% as of December 31, 2017. ALLL to nonperforming loans and leases ratio of 148% as of June 30, 2018, compared with 142% as of December 31, 2017.

First Half 2018 compared with First Half 2017 - Key Highlights
First half 2018 net income of $813 million increased 27% from $638 million in first half 2017, with earnings per diluted common share of $1.65, up 33% from $1.24 per diluted common share in first half 2017. First half 2018 ROTCE of 12.3% improved from 9.6% in first half 2017.
There were no notable items recorded in first half 2018 compared with a first half 2017 $23 million benefit related to the settlement of certain state tax matters as well as a $26 million pre-tax impact related to impairments on aircraft lease assets, which reduced first half 2017 noninterest income by $11 million and increased noninterest expense by $15 million, and in addition to provision expense of $166 million, resulted in total credit-related costs of $192 million as detailed in the table below.

	Six Months Ended June 30,
	2018					2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$759	$1,758	$163	$237	$813	$749	$1,718	$166	$258	$638
Less: Notable items
Lease impairment credit-related costs	—	—	—	—	—	(11)	15	(26)	—	—
Settlement of certain state tax matters	—	—	—	—	—	—	—	—	(23)	23
Total Notable items	$—	$—	$—	$—	$—	($11)	$15	($26)	($23)	$23
Underlying results* (non-GAAP)	$759	$1,758	$163	$237	$813	$760	$1,703	$192	$281	$615
* “Underlying” results, as applicable, exclude a first quarter 2017 $23 million benefit related to the settlement of certain state tax matters and are before a pre-tax $26 million impact related to impairments on aircraft lease assets which, reduced noninterest income by $11 million and increased noninterest expense by $15 million and, in addition to provision expense of $166 million, resulted in total credit-related costs of $192 million. Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

•	Net income available to common stockholders of $806 million increased $175 million, or 28%, compared to $631 million in first half 2017.

◦	On an Underlying basis,* net income available to common stockholders increased by 33%, led by 6% revenue growth with 9% growth in net interest income, given 3% average loan growth and a 20 basis

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

point increase in net interest margin. First half 2017 results included a $23 million benefit, or $0.05 per diluted common share, related to the settlement of certain state tax matters.

•	Total revenue of $3.0 billion increased $191 million, or 7%, driven by strong net interest income growth:

◦
Net interest income of $2.2 billion increased $181 million, or 9%, compared to $2.0 billion in first half 2017, driven by a 20 basis point improvement in net interest margin and 3% average loan growth.

◦
Net interest margin of 3.17% increased 20 basis points, compared to 2.97% in first half 2017, reflecting higher interest-earning asset yields tied to higher short-term interest rates and improving loan mix towards higher-return categories, partially offset by higher deposit and funding costs.

–
Average loans and leases of $112.0 billion increased $3.4 billion, or 3%, from $108.6 billion in first half 2017, reflecting a $2.1 billion increase in retail loans and a $1.3 billion increase in commercial loans and leases.

–	Average deposits of $114.3 billion increased $3.9 billion, or 4%, from $110.4 billion in first half 2017, reflecting strength in term, checking with interest, savings and demand deposits.

◦	Noninterest income of $759 million increased $10 million, or 1%, from first half 2017, which included the $11 million impact of second quarter 2017 aircraft lease impairments.

–
On an Underlying basis,* noninterest income decreased $1 million from $760 million in first half 2017, driven by a decrease in capital market fees and other income, partially offset by higher foreign exchange and interest rate products income and trust and investment services fees.

•	Noninterest expense of $1.8 billion increased $40 million, or 2%, compared to $1.7 billion in first half 2017, which included the $15 million impact of second quarter 2017 aircraft lease impairments.

◦
On an Underlying basis,* noninterest expense increased 3%, driven by higher salaries and employee benefits cost, higher outside services expense, largely tied to continuing investment to drive top-line growth, partially offset by lower other expense due to a reduction in insurance expense.

•	Generated positive operating leverage of 4.6%, a 2.6% improvement in the efficiency ratio to 59.2% and ROTCE of 12.3%, despite the impact of continued investing to drive future growth.

◦	On an Underlying basis,* operating leverage was 3.2%, efficiency ratio improved 1.9% from 61.0% in first half 2017 and ROTCE increased 3.0% from 9.3%.

•	Return on average common equity was 8.2% compared to 6.5% for first half 2017.

◦	On an Underlying basis,* return on average common equity improved 2.0% from 6.3% for first half 2017.

•	Diluted earnings per common share increased $0.41, or 33%.

◦	On an Underlying basis,* diluted earnings per share increased $0.46, or 39%.

•	Tangible book value per common share improved 4% to $27.67. Fully diluted average common shares outstanding decreased by 21.7 million shares.

•	Provision for credit losses of $163 million decreased $3 million, or 2%, from $166 million.

◦
On an Underlying basis,* total credit-related costs decreased $29 million, or 15%, from $192 million in first half 2017, driven primarily by the $26 million impact of aircraft lease impairments in first half 2017.

•
The effective income tax rate decreased to 22.6% from 28.8% in first half 2017, primarily driven by the impact of tax reform, partially offset by the prior year settlement of certain state tax matters.

◦	On an Underlying basis,* the effective income tax rate decreased from 31.3% to 22.6%, primarily due to the impact of tax reform.

•
Net charge-offs of $146 million decreased $16 million, or 10%, from $162 million in first half 2017. The ALLL of $1.3 billion increased $17 million compared to December 31, 2017. ALLL to total loans and leases of 1.10% as of June 30, 2018 compared with 1.12% as of December 31, 2017. ALLL to nonperforming loans and leases ratio of 148% as of June 30, 2018, compared with 142% as of December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and six months ended June 30, 2018 and 2017 and the summary Consolidated Balance Sheet data as of June 30, 2018 and December 31, 2017 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per-share amounts)	2018	2017	2018	2017
OPERATING DATA:
Net interest income	$1,121	$1,026	$2,212	$2,031
Noninterest income	388	370	759	749
Total revenue	1,509	1,396	2,971	2,780
Provision for credit losses	85	70	163	166
Noninterest expense	875	864	1,758	1,718
Income before income tax expense	549	462	1,050	896
Income tax expense	124	144	237	258
Net income	$425	$318	$813	$638
Net income available to common stockholders	$425	$318	$806	$631
Net income per common share - basic	$0.88	$0.63	$1.66	$1.24
Net income per common share - diluted	$0.88	$0.63	$1.65	$1.24
OTHER OPERATING DATA:
Return on average common equity	8.65%	6.48%	8.24%	6.50%
Return on average tangible common equity	12.93	9.57	12.32	9.62
Return on average total assets	1.11	0.85	1.08	0.86
Return on average total tangible assets	1.16	0.89	1.12	0.90
Efficiency ratio	57.95	61.94	59.17	61.81
Operating leverage	6.96	4.76	4.56	5.79
Net interest margin	3.18	2.97	3.17	2.97
Effective income tax rate	22.58	31.13	22.55	28.82

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	June 30, 2018	December 31, 2017
BALANCE SHEET DATA:
Total assets	$155,431	$152,336
Loans held for sale, at fair value	521	497
Other loans held for sale	189	221
Loans and leases	113,407	110,617
Allowance for loan and lease losses	(1,253)	(1,236)
Total securities	25,513	25,733
Goodwill	6,887	6,887
Total liabilities	134,964	132,066
Total deposits	117,073	115,089
Federal funds purchased and securities sold under agreements to repurchase	326	815
Other short-term borrowed funds	1,499	1,856
Long-term borrowed funds	13,641	11,765
Total stockholders’ equity	20,467	20,270
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.10%	1.12%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	148.20	141.96
Nonperforming loans and leases as a percentage of total loans and leases	0.75	0.79
Capital Ratios:
CET1 capital ratio (1)	11.2%	11.2%
Tier 1 capital ratio (2)	11.6	11.4
Total capital ratio (3)	13.8	13.9
Tier 1 leverage ratio (4)	10.2	10.0
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Income
Net income totaled $425 million, up $107 million, or 34%, from $318 million in second quarter 2017. Net income of $813 million increased $175 million, or 27%, from $638 million in first half 2017. The following table presents the significant components of our net income:

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Operating Data:
Net interest income	$1,121	$1,026	$95		9%	$2,212	$2,031	$181		9%
Noninterest income	388	370	18		5	759	749	10		1
Total revenue	1,509	1,396	113		8	2,971	2,780	191		7
Provision for credit losses	85	70	15		21	163	166	(3)		(2)
Noninterest expense	875	864	11		1	1,758	1,718	40		2
Income before income tax expense	549	462	87		19	1,050	896	154		17
Income tax expense	124	144	(20)		(14)	237	258	(21)		(8)
Net income	$425	$318	$107		34	$813	$638	$175		27
Net income available to common stockholders	$425	$318	$107		34%	$806	$631	$175		28%
Return on average common equity	8.65%	6.48%	217	bps		8.24%	6.50%	174	bps
Return on average tangible common equity	12.93%	9.57%	336	bps		12.32%	9.62%	270	bps
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,801	$8	1.77%	$2,081	$5	0.88%	($280)	89 bps
Taxable investment securities	25,197	165	2.62	25,732	154	2.39	(535)	23
Non-taxable investment securities	6	—	2.60	7	—	2.60	(1)	—
Total investment securities	25,203	165	2.62	25,739	154	2.39	(536)	23
Commercial	39,399	405	4.07	37,846	326	3.40	1,553	67
Commercial real estate	12,071	134	4.39	11,086	97	3.47	985	92
Leases	3,073	21	2.69	3,557	22	2.50	(484)	19
Total commercial loans and leases	54,543	560	4.06	52,489	445	3.35	2,054	71
Residential mortgages	17,488	156	3.57	15,646	140	3.57	1,842	—
Home equity loans	1,252	18	5.91	1,668	24	5.74	(416)	17
Home equity lines of credit	13,112	144	4.40	13,765	126	3.68	(653)	72
Home equity loans serviced by others	480	9	7.23	668	11	7.12	(188)	11
Home equity lines of credit serviced by others	130	1	3.62	188	2	4.24	(58)	(62)
Automobile	12,657	113	3.60	13,574	110	3.23	(917)	37
Education	8,374	119	5.71	7,490	98	5.26	884	45
Credit cards	1,854	50	10.74	1,693	45	10.71	161	3
Other retail	2,966	60	8.10	1,959	39	8.01	1,007	9
Total retail loans	58,313	670	4.61	56,651	595	4.21	1,662	40
Total loans and leases	112,856	1,230	4.34	109,140	1,040	3.80	3,716	54
Loans held for sale, at fair value	470	5	4.15	465	4	3.60	5	55
Other loans held for sale	195	3	6.38	162	2	5.51	33	87
Interest-earning assets	140,525	1,411	4.00	137,587	1,205	3.49	2,938	51
Allowance for loan and lease losses	(1,246)			(1,223)			(23)
Goodwill	6,887			6,882			5
Other noninterest-earning assets	7,087			6,632			455
Total assets	$153,253			$149,878			$3,375
Liabilities and Stockholders’ Equity
Checking with interest	$22,185	$34	0.61%	$21,751	$20	0.36%	$434	25 bps
Money market accounts	36,396	79	0.87	36,912	45	0.49	(516)	38
Regular savings	9,889	1	0.05	9,458	1	0.04	431	1
Term deposits	17,838	67	1.50	15,148	36	0.97	2,690	53
Total interest-bearing deposits	86,308	181	0.84	83,269	102	0.49	3,039	35
Federal funds purchased and securities sold under agreements to repurchase (1)	504	1	0.73	808	—	0.37	(304)	36
Other short-term borrowed funds	1,677	14	3.48	2,275	7	1.23	(598)	225
Long-term borrowed funds	13,394	94	2.77	13,647	70	2.05	(253)	72
Total borrowed funds	15,575	109	2.78	16,730	77	1.86	(1,155)	92
Total interest-bearing liabilities	101,883	290	1.14	99,999	179	0.72	1,884	42
Demand deposits	28,834			27,521			1,313
Other liabilities	2,433			2,452			(19)
Total liabilities	133,150			129,972			3,178
Stockholders’ equity	20,103			19,906			197
Total liabilities and stockholders’ equity	$153,253			$149,878			$3,375
Interest rate spread			2.87%			2.77%		10
Net interest income		$1,121			$1,026
Net interest margin			3.18%			2.97%		21 bps
Memo: Total deposits (interest-bearing and demand)	$115,142	$181	0.63%	$110,790	$102	0.37%	$4,352	26 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

Net interest income of $1.1 billion increased $95 million, or 9%, compared to $1.0 billion in second quarter 2017, reflecting 3% average loan growth and a 21 basis point improvement in net interest margin.
Average interest-earning assets of $140.5 billion increased $2.9 billion, or 2%, from second quarter 2017, driven by a $2.1 billion increase in average commercial loans and leases and a $1.7 billion increase in average retail

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

loans, partially offset by a $816 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in residential mortgage, other retail, education and credit cards.
Average deposits of $115.1 billion increased $4.4 billion from second quarter 2017, reflecting growth in term deposits, checking with interest, savings and demand deposits. Total interest-bearing deposit costs of $181 million increased $79 million, or 77%, from $102 million in second quarter 2017, primarily due to the impact of rising rates and a shift in mix.
Average total borrowed funds of $15.6 billion decreased $1.2 billion from second quarter 2017, reflecting a decrease in other short-term borrowed funds, federal funds purchased and repurchase agreements and long-term borrowed funds. Total borrowed funds costs of $109 million increased $32 million from second quarter 2017. The total borrowed funds yield of 2.78% increased 92 basis points from 1.86% in second quarter 2017 due to the rise in benchmark interest rates and a mix shift to long-term borrowed funds.
Net interest margin of 3.18% increased 21 basis points compared to 2.97% in second quarter 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift towards higher-yielding assets, partially offset by higher deposit and funding costs. Average interest-earning asset yields of 4.00% increased 51 basis points from 3.49% in second quarter 2017, while average interest-bearing liability costs of 1.14% increased 42 basis points from 0.72% in second quarter 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six Months Ended June 30,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,622	$14	1.70%	$2,023	$8	0.76%	($401)	94 bps
Taxable investment securities	25,315	333	2.63	25,760	314	2.44	(445)	19
Non-taxable investment securities	6	—	2.60	8	—	2.60	(2)	—
Total investment securities	25,321	333	2.63	25,768	314	2.44	(447)	19
Commercial	38,683	762	3.92	37,682	638	3.36	1,001	56
Commercial real estate	11,812	253	4.25	10,955	184	3.34	857	91
Leases	3,093	41	2.65	3,626	45	2.49	(533)	16
Total commercial loans and leases	53,588	1,056	3.92	52,263	867	3.30	1,325	62
Residential mortgages	17,326	309	3.56	15,466	276	3.56	1,860	—
Home equity loans	1,297	37	5.83	1,730	49	5.70	(433)	13
Home equity lines of credit	13,232	282	4.30	13,860	244	3.55	(628)	75
Home equity loans serviced by others	500	18	7.28	693	24	7.07	(193)	21
Home equity lines of credit serviced by others	136	2	3.81	198	4	3.98	(62)	(17)
Automobile	12,835	225	3.53	13,672	217	3.20	(837)	33
Education	8,329	233	5.65	7,165	186	5.25	1,164	40
Credit cards	1,841	98	10.72	1,679	91	10.93	162	(21)
Other retail	2,906	116	8.04	1,880	74	7.98	1,026	6
Total retail loans	58,402	1,320	4.55	56,343	1,165	4.16	2,059	39
Total loans and leases	111,990	2,376	4.25	108,606	2,032	3.75	3,384	50
Loans held for sale, at fair value	445	9	4.01	487	8	3.45	(42)	56
Other loans held for sale	225	7	6.29	118	3	5.86	107	43
Interest-earning assets	139,603	2,739	3.93	137,002	2,365	3.46	2,601	47
Allowance for loan and lease losses	(1,241)			(1,229)			(12)
Goodwill	6,887			6,879			8
Other noninterest-earning assets	7,144			6,683			461
Total assets	$152,393			$149,335			$3,058
Liabilities and Stockholders’ Equity
Checking with interest	$21,927	$60	0.55%	$21,228	$33	0.31%	$699	24 bps
Money market accounts	36,738	144	0.79	37,390	86	0.46	(652)	33
Regular savings	9,759	2	0.05	9,285	2	0.04	474	1
Term deposits	17,174	120	1.41	14,663	67	0.93	2,511	48
Total interest-bearing deposits	85,598	326	0.77	82,566	188	0.46	3,032	31
Federal funds purchased and securities sold under agreements to repurchase (1)	574	2	0.70	845	1	0.30	(271)	40
Other short-term borrowed funds	1,579	23	2.99	2,617	15	1.13	(1,038)	186
Long-term borrowed funds	13,471	176	2.60	13,033	130	2.00	438	60
Total borrowed funds	15,624	201	2.57	16,495	146	1.77	(871)	80
Total interest-bearing liabilities	101,222	527	1.05	99,061	334	0.68	2,161	37
Demand deposits	28,690			27,808			882
Other liabilities	2,440			2,659			(219)
Total liabilities	132,352			129,528			2,824
Stockholders’ equity	20,041			19,807			234
Total liabilities and stockholders’ equity	$152,393			$149,335			$3,058
Interest rate spread			2.88%			2.78%		10
Net interest income		$2,212			$2,031
Net interest margin			3.17%			2.97%		20 bps
Memo: Total deposits (interest-bearing and demand)	$114,288	$326	0.57%	$110,374	$188	0.34%	$3,914	23 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

Net interest income of $2.2 billion increased $181 million, or 9%, compared to $2.0 billion in first half 2017, reflecting 3% average loan growth and a 20 basis point improvement in net interest margin.
Average interest-earning assets of $139.6 billion increased $2.6 billion, or 2%, from first half 2017, driven by a $1.3 billion increase in average commercial loans and leases and a $2.1 billion increase in average retail loans, partially offset by an $848 million decrease in average investments and interest-bearing cash and due from banks

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and deposits in banks. Commercial loan growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education and other retail.
Average deposits of $114.3 billion increased $3.9 billion from first half 2017, reflecting growth in term deposits, checking with interest, savings and demand deposits. Total interest-bearing deposit costs of $326 million increased $138 million, or 73%, from $188 million in first half 2017, primarily due to rising rates and a shift in mix toward commercial deposits.
Average total borrowed funds of $15.6 billion decreased $871 million from first half 2017, reflecting a decrease in other short-term borrowed funds and a decrease in federal funds purchased and repurchase agreements, partially offset by an increase in long-term borrowed funds, primarily senior debt. Total borrowed funds costs of $201 million increased $55 million from first half 2017. The total borrowed funds cost of 2.57% increased 80 basis points from 1.77% in first half 2017 due to an increase in long-term rates and a mix shift to long-term senior debt.
Net interest margin of 3.17% increased 20 basis points compared to 2.97% in first half 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift toward higher-yielding assets. These results were partially offset by the impact of higher deposit and funding costs. Average interest-earning asset yields of 3.93% increased 47 basis points from 3.46% in first half 2017, while average interest-bearing liability costs of 1.05% increased 37 basis points from 0.68% in first half 2017.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Service charges and fees	$127	$129	($2)	(2%)	$251	$254	($3)	(1%)
Card fees	60	59	1	2	121	119	2	2
Capital markets fees	48	51	(3)	(6)	87	99	(12)	(12)
Trust and investment services fees	43	39	4	10	83	78	5	6
Letter of credit and loan fees	32	31	1	3	62	60	2	3
Foreign exchange and interest rate products	34	26	8	31	61	53	8	15
Mortgage banking fees	27	30	(3)	(10)	52	53	(1)	(2)
Securities gains, net	2	3	(1)	(33)	10	7	3	43
Other income (1)	15	2	13	NM	32	26	6	23
Noninterest income(2)	$388	$370	$18	5%	$759	$749	$10	1%
(1) Includes net securities impairment losses on debt securities available for sale recognized in earnings, bank-owned life insurance income and other income. Amounts for the three and six months ended June 30, 2017 include $11 million of finance lease impairment charges.
(2) 2018 noninterest income amounts reflect the adoption of ASU 2014-09, Revenue From Contracts With Customers (Topic 606).

Noninterest income of $388 million increased $18 million, or 5%, from second quarter 2017. Excluding the impact of 2017 finance lease impairments, Underlying noninterest income* increased $7 million, or 2%, reflecting growth in foreign exchange and interest rate product and trust and investment services fees partially offset by lower mortgage banking fees, driven by a reduction in loan sale gains, as well as a reduction in service charges and fees and capital markets fees.
Noninterest income of $759 million increased $10 million, or 1%, from first half 2017. Excluding the impact of 2017 finance lease impairments, Underlying noninterest income* decreased $1 million, driven by lower capital markets fees, primarily reflecting seasonality and an overall market reduction in middle market loan syndication activity. These lower capital markets fees and other income were offset by growth in foreign exchange and interest rate products and trust and investment services fees.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
The provision for credit losses of $85 million increased $15 million, or 21%, from $70 million in second quarter 2017, reflecting strategic growth in high-quality commercial and retail assets. Second quarter 2018 results reflected a $9 million reserve build, compared to a $5 million reserve release in second quarter 2017, largely due to the loan growth experienced in second quarter 2018. Second quarter 2018 net charge-offs of $76 million were stable with second quarter 2017, primarily reflecting lower commercial losses but moderately higher retail losses. On an Underlying basis,* total credit-related costs, which include the impact of second quarter 2017 aircraft lease impairments, decreased $11 million.
The provision for credit losses of $163 million decreased $3 million compared to $166 million in first half 2017, reflecting lower net charge-offs, partially offset by a higher reserve build. First half 2018 results reflected a $17 million reserve build, compared to a $4 million reserve build in first half 2017, largely due to loan growth. Net charge-offs for first half 2018 of $146 million were $16 million lower than first half 2017, due to lower commercial losses, partially offset by slightly higher retail losses. On an Underlying basis,* total credit-related costs decreased $29 million due to the impact of second quarter 2017 aircraft lease impairments.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Salaries and employee benefits(1)	$453	$432	$21	5%	$923	$878	$45	5%
Outside services	106	96	10	10	205	187	18	10
Occupancy	79	79	—	—	160	161	(1)	(1)
Equipment expense	64	64	—	—	131	131	—	—
Amortization of software	46	45	1	2	92	89	3	3
Other operating expense(1)(2)	127	148	(21)	(14)	247	272	(25)	(9)
Noninterest expense	$875	$864	$11	1%	$1,758	$1,718	$40	2%
(1) Salaries and employee benefits and other operating expense amounts reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(2) Amounts for the three and six months ended June 30, 2017 include $15 million of operating lease impairment charges.

Noninterest expense of $875 million increased $11 million, or 1%, from second quarter 2017. Excluding the impact of 2017 operating lease impairment charges, Underlying noninterest expense* increased $26 million, or 3%, driven by higher salaries and employee benefits, largely tied to continuing investments to drive growth, as well as higher outside services tied to strategic growth and efficiency initiatives, partially offset by lower other operating expense.
Noninterest expense of $1.8 billion increased $40 million, or 2%, from first half 2017. Excluding the impact of 2017 operating lease impairment charges, Underlying noninterest expense* increased $55 million, or 3%, compared to first half 2017, reflecting higher salaries and employee benefits, driven by higher revenue-based incentives and merit increases, as well as higher outside services expense, given investment in strategic initiatives, partially offset by lower other operating expense.
Income Tax Expense
Income tax expense was $124 million and $144 million in second quarter 2018 and 2017, respectively. Our effective tax rates in second quarter 2018 and 2017 were 22.6% and 31.1%, respectively. The decrease in the effective income tax rate was primarily driven by the impact of tax reform.
Income tax expense was $237 million and $258 million in first half 2018 and 2017, respectively. Our effective tax rates in first half 2018 and 2017 were 22.6% and 28.8%, respectively. The decrease in the effective income tax rate was primarily driven by the impact of tax reform, partially offset by the prior-year settlement of certain state tax matters.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

At June 30, 2018, our net deferred tax liability was $456 million, compared with $571 million at December 31, 2017. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives. For further discussion, see Note 15 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended June 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income (1)	$759	$376	($14)	$1,121
Noninterest income	228	140	20	388
Total revenue	987	516	6	1,509
Noninterest expense	658	200	17	875
Profit (loss) before provision for credit losses	329	316	(11)	634
Provision for credit losses	66	9	10	85
Income (loss) before income tax expense (benefit)	263	307	(21)	549
Income tax expense (benefit)	66	70	(12)	124
Net income (loss)	$197	$237	($9)	$425
Loans and leases (period-end) (2)	$60,175	$51,503	$2,439	$114,117
Average Balances:
Total assets	$61,232	$52,170	$39,851	$153,253
Total loans and leases (2)	59,830	51,202	2,489	113,521
Deposits	77,402	30,214	7,526	115,142
Interest-earning assets	59,880	51,404	29,241	140,525
Key Performance Metrics:
Net interest margin (3)	5.08%	2.93%	NM	3.18%
Efficiency ratio	66.68	38.80	NM	57.95
Loans-to-deposits ratio (average balances)(2)	77.30	169.47	NM	98.59
Return on average total tangible assets (3)	1.29	1.82	NM	1.16
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
(2) Includes loans held for sale.
(3) Ratios for the period ended June 30, 2018 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended June 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(3)	Consolidated
Net interest income	$657	$344	$25	$1,026
Noninterest income	229	130	11	370
Total revenue	886	474	36	1,396
Noninterest expense	644	192	28	864
Profit before provision for credit losses	242	282	8	532
Provision for credit losses	60	1	9	70
Income (loss) before income tax expense (benefit)	182	281	(1)	462
Income tax expense (benefit)	64	94	(14)	144
Net income	$118	$187	$13	$318
Loans and leases (period-end) (1)	$58,537	$48,363	$2,853	$109,753
Average Balances:
Total assets	$59,244	$49,731	$40,903	$149,878
Total loans and leases (1)	57,922	48,772	3,073	109,767
Deposits	75,107	28,744	6,939	110,790
Interest-earning assets	57,973	48,923	30,691	137,587
Key Performance Metrics:
Net interest margin (2)	4.54%	2.82%	NM	2.97%
Efficiency ratio	72.64	40.48	NM	61.94
Loans-to-deposits ratio (average balances)(1)	77.12	169.68	NM	99.08
Return on average total tangible assets (2)	0.80	1.51	NM	0.89
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income (1)	$1,492	$733	($13)	$2,212
Noninterest income	450	265	44	759
Total revenue	1,942	998	31	2,971
Noninterest expense	1,314	408	36	1,758
Profit (loss) before provision for credit losses	628	590	(5)	1,213
Provision for credit losses	138	5	20	163
Income (loss) before income tax expense (benefit)	490	585	(25)	1,050
Income tax expense (benefit)	123	133	(19)	237
Net income (loss)	$367	$452	($6)	$813
Loans and leases (period-end) (2)	$60,175	$51,503	$2,439	$114,117
Average Balances:
Total assets	$61,290	$51,286	$39,817	$152,393
Total loans and leases (2)	59,886	50,249	2,525	112,660
Deposits	76,414	30,488	7,386	114,288
Interest-earning assets	59,937	50,447	29,219	139,603
Key Performance Metrics:
Net interest margin (3)	5.02%	2.93%	NM	3.17%
Efficiency ratio	67.68	40.86	NM	59.17
Loans-to-deposits ratio (average balances)(2)	78.37	164.81	NM	98.58
Return on average total tangible assets (3)	1.21	1.78	NM	1.12
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
(2) Includes loans held for sale.
(3) Ratios for the period ended June 30, 2018 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2017
(dollars in millions)	Consumer Banking		Commercial Banking	Other(3)	Consolidated
Net interest income	$1,295		$690	$46	$2,031
Noninterest income	449		264	36	749
Total revenue	1,744		954	82	2,780
Noninterest expense	1,291		382	45	1,718
Profit before provision for credit losses	453		572	37	1,062
Provision for credit losses	124		20	22	166
Income before income tax expense (benefit)	329		552	15	896
Income tax expense (benefit)	116		185	(43)	258
Net income	$213		$367	$58	$638
Loans and leases (period-end) (1)	$58,537		$48,363	$2,853	$109,753
Average Balances:
Total assets	$58,954		$49,488	$40,893	$149,335
Total loans and leases (1)	57,617	—	48,465	3,129	109,211
Deposits	74,623		28,858	6,893	110,374
Interest-earning assets	57,668		48,605	30,729	137,002
Key Performance Metrics
Net interest margin (2)	4.53%		2.86%	NM	2.97%
Efficiency ratio	74.00		40.14	NM	61.81
Loans-to-deposits ratio (average balances)(1)	77.21		167.94	NM	98.95
Return on average total tangible assets (2)	0.73		1.50	NM	0.90
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consumer Banking

	As of and for the Three Months Ended June 30,					As of and for the Six Months Ended June 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Net interest income (1)	$759	$657	$102		16%	$1,492	$1,295	$197		15%
Noninterest income	228	229	(1)		—	450	449	1		—
Total revenue	987	886	101		11	1,942	1,744	198		11
Noninterest expense	658	644	14		2	1,314	1,291	23		2
Profit before provision for credit losses	329	242	87		36	628	453	175		39
Provision for credit losses	66	60	6		10	138	124	14		11
Income before income tax expense	263	182	81		45	490	329	161		49
Income tax expense	66	64	2		3	123	116	7		6
Net income	$197	$118	$79		67	$367	$213	$154		72
Loans (period-end) (2)	$60,175	$58,537	$1,638		3	$60,175	$58,537	$1,638		3
Average Balances:
Total assets	$61,232	$59,244	$1,988		3%	$61,290	$58,954	$2,336		4%
Total loans and leases (2)	59,830	57,922	1,908		3	59,886	57,617	2,269		4
Deposits	77,402	75,107	2,295		3	76,414	74,623	1,791		2
Interest-earning assets	59,880	57,973	1,907		3	59,937	57,668	2,269		4
Key Performance Metrics:
Net interest margin (3)	5.08%	4.54%	54	bps		5.02%	4.53%	49	bps
Efficiency ratio	66.68	72.64	(596	) bps		67.68	74.00	(632	) bps
Loans-to-deposits ratio (average balances)(2)	77.30	77.12	18	bps		78.37	77.21	116	bps
Return on average total tangible assets (3)	1.29	0.80	49	bps		1.21	0.73	48	bps
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
(2)  Includes loans held for sale.
(3) Ratios for the periods ended June 30, 2018 and 2017 are presented on an annualized basis.

Consumer Banking net income of $197 million increased $79 million, or 67%, from $118 million in second quarter 2017, as the benefit of a $101 million increase in total revenue more than offset a $14 million increase in noninterest expense. Net interest income of $759 million increased $102 million, or 16%, from second quarter 2017, driven by the impact of the FTP methodology enhancement as well as the benefit of a $1.9 billion increase in average loans led by residential mortgage, education and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs.
Noninterest income decreased $1 million from second quarter 2017, driven by lower service charges and fees and mortgage banking fees partially offset by higher trust and investment services fees. Noninterest expense of $658 million increased $14 million, or 2%, from second quarter 2017, driven by higher salaries and benefits and outside services. Provision for credit losses of $66 million increased $6 million, or 10%, reflecting balance growth and seasoning in unsecured retail and education.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking net income of $367 million increased $154 million, or 72%, from $213 million in first half 2017, as the benefit of a $198 million increase in total revenue more than offset a $23 million increase in noninterest expense. Net interest income of $1.5 billion increased $197 million, or 15%, from first half 2017 driven by the impact of the FTP methodology enhancement as well as the benefit of a $2.3 billion increase in average loans led by residential mortgage, education and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs.
Noninterest income was stable with first half 2017, reflecting higher trust and investment services fees, partially offset by lower service charges and fees and mortgage banking fees. Noninterest expense of $1.3 billion increased $23 million, or 2%, from first half 2017, driven by higher salaries and benefits and outside services. Provision for credit losses of $138 million increased $14 million, or 11%, reflecting balance growth and seasoning in unsecured retail and education.
On August 1, 2018, we completed the acquisition of certain net assets of Franklin American Mortgage Company, a Franklin, Tennessee-based national mortgage servicing and origination firm.
Commercial Banking

	As of and for the Three Months Ended June 30,					As of and for the Six Months Ended June 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Net interest income (1)	$376	$344	$32		9%	$733	$690	$43		6%
Noninterest income	140	130	10		8	265	264	1		—
Total revenue	516	474	42		9	998	954	44		5
Noninterest expense	200	192	8		4	408	382	26		7
Profit before provision for credit losses	316	282	34		12	590	572	18		3
Provision for credit losses	9	1	8		NM	5	20	(15)		(75)
Income before income tax expense	307	281	26		9	585	552	33		6
Income tax expense	70	94	(24)		(26)	133	185	(52)		(28)
Net income	$237	$187	$50		27	$452	$367	$85		23
Loans and leases (period-end) (2)	$51,503	$48,363	$3,140		6	$51,503	$48,363	$3,140		6
Average Balances:
Total assets	$52,170	$49,731	$2,439		5%	$51,286	$49,488	$1,798		4%
Total loans and leases (2)	51,202	48,772	2,430		5	50,249	48,465	1,784		4
Deposits	30,214	28,744	1,470		5	30,488	28,858	1,630		6
Interest-earning assets	51,404	48,923	2,481		5	50,447	48,605	1,842		4
Key Performance Metrics:
Net interest margin (3)	2.93%	2.82%	11	bps		2.93%	2.86%	7	bps
Efficiency ratio	38.80	40.48	(168	) bps		40.86	40.14	72	bps
Loans-to-deposits ratio (average balances)(2)	169.47	169.68	(21	) bps		164.81	167.94	(313	) bps
Return on average total tangible assets (3)	1.82	1.51	31	bps		1.78	1.50	28	bps
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
(2)  Includes loans held for sale.
(3) Ratios for the periods ended June 30, 2018 and 2017 are presented on an annualized basis.

Commercial Banking net income of $237 million increased $50 million, or 27%, from $187 million in second quarter 2017, as the benefit of a $42 million increase in total revenue was partially offset by an $8 million increase in noninterest expense and an $8 million increase in provision for credit losses. Net interest income of $376 million increased $32 million, or 9%, from $344 million in second quarter 2017, reflecting a $2.4 billion increase in average loans and leases and a $1.5 billion increase in average deposits.
Noninterest income of $140 million increased $10 million, or 8%, from $130 million in second quarter 2017, reflecting higher foreign exchange and interest rate products fees and leasing fees. Noninterest expense of $200 million increased $8 million, or 4%, from $192 million in second quarter 2017, largely driven by higher salaries and employee benefits. Provision for credit losses increased $8 million from second quarter 2017 due to higher net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking net income of $452 million increased $85 million, or 23%, from $367 million in first half 2017, as the benefit of a $44 million increase in total revenue and a $15 million decrease in provision for credit losses was partially offset by a $26 million increase in noninterest expense. Net interest income of $733 million increased $43 million, or 6%, from $690 million in first half 2017, reflecting a $1.8 billion increase in average loans and leases and a $1.6 billion increase in average deposits.
Noninterest income of $265 million was stable with first half 2017, reflecting higher foreign exchange and interest rate products fees and card fees offset by other income. Noninterest expense of $408 million increased $26 million, or 7%, from $382 million in first half 2017, largely driven by higher salaries and employee benefits. Provision for credit losses decreased $15 million from first half 2017, driven by lower net charge-offs.
Other

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net interest income (1)	($14)	$25	($39)	(156%)	($13)	$46	($59)	(128%)
Noninterest income	20	11	9	82	44	36	8	22
Total revenue	6	36	(30)	(83)	31	82	(51)	(62)
Noninterest expense	17	28	(11)	(39)	36	45	(9)	(20)
(Loss) profit before provision for credit losses	(11)	8	(19)	(238)	(5)	37	(42)	(114)
Provision for credit losses	10	9	1	11	20	22	(2)	(9)
(Loss) income before income tax benefit	(21)	(1)	(20)	NM	(25)	15	(40)	NM
Income tax benefit	(12)	(14)	2	14	(19)	(43)	24	56
Net (loss) income	($9)	$13	($22)	(169)	($6)	$58	($64)	(110)
Loans and leases (period-end) (2)	$2,439	$2,853	($414)	(15)	$2,439	$2,853	($414)	(15)
Average Balances:
Total assets	$39,851	$40,903	($1,052)	(3%)	$39,817	$40,893	($1,076)	(3%)
Total loans and leases (2)	2,489	3,073	(584)	(19)	2,525	3,129	(604)	(19)
Deposits	7,526	6,939	587	8	7,386	6,893	493	7
Interest-earning assets	29,241	30,691	(1,450)	(5)	29,219	30,729	(1,510)	(5)
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
(2)  Includes loans held for sale.

Other net loss of $9 million decreased from net income of $13 million in second quarter 2017, primarily driven by lower net interest income. Net interest income decreased $39 million due to higher funding costs, the declining benefit of swaps and non-core loan portfolio run-off, partially offset by residual FTP and higher investment portfolio income. Noninterest income increased $9 million, driven by a $7 million impact related to finance lease impairments in second quarter 2017. Noninterest expense decreased $11 million, driven by the $15 million impact of operating lease impairments in second quarter 2017. Results also reflected lower net charge-offs and a reserve build of $9 million in second quarter 2018, compared to a reserve release of $5 million in second quarter 2017.
Other net loss of $6 million decreased from net income of $58 million in first half 2017, primarily driven by a $23 million benefit related to the settlement of state tax matters in first half 2017 and lower net interest income. Net interest income decreased $59 million reflecting an FTP methodology enhancement in first quarter 2018, higher funding costs, the declining benefit of swaps and non-core loan portfolio run-off. Results also reflected lower net charge-offs and a reserve build of $17 million in first half 2018, compared to a reserve build of $4 million in first half 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	June 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Debt Securities Available for Sale, At Fair Value:(1)
U.S. Treasury and other	$12	$12	$12	$12	$—	—%
State and political subdivisions	6	6	6	6	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,559	19,871	20,065	19,828	43	—
Other/non-agency	269	268	311	311	(43)	(14)
Total mortgage-backed securities	20,828	20,139	20,376	20,139	—	—
Total debt securities available for sale, at fair value	$20,846	$20,157	$20,394	$20,157	$—	—%
Debt Securities Held to Maturity:(1)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,632	$3,473	$3,853	$3,814	($341)	(9%)
Other/non-agency	785	787	832	854	(67)	(8)
Total mortgage-backed securities	4,417	4,260	4,685	4,668	(408)	(9)
Total debt securities held to maturity	$4,417	$4,260	$4,685	$4,668	($408)	(9)
Total debt securities available for sale and held to maturity	$25,263	$24,417	$25,079	$24,825	($408)	(2%)
Equity Securities:(1)
Equity securities, at fair value	$170	$170	$169	$169	$1	1%
Equity securities, at cost	769	769	722	722	47	7
Total equity securities	$939	$939	$891	$891	$48	5%
(1)As of January 1, 2018, we adopted ASU 2016-01, Financial Instruments, Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet.

As of June 30, 2018, the fair value of the AFS and HTM debt securities portfolio decreased $408 million to $24.4 billion, compared with $24.8 billion as of December 31, 2017. The fair value of the AFS debt portfolio of $20.2 billion at June 30, 2018 remained stable with December 31, 2017 as a decrease in net unrealized losses on mortgage-backed securities of $452 million due to higher interest rates, was offset by net portfolio additions. The decline in the fair value of the HTM debt portfolio of $408 million was attributable to an increase in net unrealized losses on mortgage-backed securities of $140 million due to higher interest rates and $268 million in net attrition of the portfolio.

As of June 30, 2018, the portfolio’s average effective duration was 4.5 years compared with 3.9 years as of December 31, 2017, as higher long-term rates drove a decrease in securities prepayment speeds. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent 96% of the fair value of the debt securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs, which has become increasingly important due to the enhanced liquidity requirements of the liquidity coverage ratio and the liquidity stress test. For further discussion of the liquidity

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

(in millions)	June 30, 2018	December 31, 2017	Change	Percent
Commercial	$39,278	$37,562	$1,716	5%
Commercial real estate	12,528	11,308	1,220	11
Leases	3,082	3,161	(79)	(2)
Total commercial loans and leases	54,888	52,031	2,857	5
Residential mortgages	17,814	17,045	769	5
Home equity loans	1,211	1,392	(181)	(13)
Home equity lines of credit	13,014	13,483	(469)	(3)
Home equity loans serviced by others	465	542	(77)	(14)
Home equity lines of credit serviced by others	124	149	(25)	(17)
Automobile	12,517	13,204	(687)	(5)
Education	8,450	8,134	316	4
Credit cards	1,877	1,848	29	2
Other retail	3,047	2,789	258	9
Total retail loans	58,519	58,586	(67)	—
Total loans and leases (1) (2)	$113,407	$110,617	$2,790	3%
(1) Excluded from the table above are loans held for sale totaling $710 million and $718 million as of June 30, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by our subsidiaries are not included above and amounted to $21.6 billion and $20.3 billion at June 30, 2018 and December 31, 2017, respectively.
Total loans and leases of $113.4 billion as of June 30, 2018 increased $2.8 billion from $110.6 billion as of December 31, 2017, reflecting growth in commercial loans and leases. Total commercial loans and leases of $54.9 billion increased $2.9 billion from $52.0 billion as of December 31, 2017, reflecting commercial loan growth of $1.7 billion and commercial real estate loan growth of $1.2 billion. Total retail loans of $58.5 billion decreased by $67 million from $58.6 billion as of December 31, 2017, driven by a $687 million decrease in automobile loans and a $469 million decrease in home equity lines of credit, partially offset by an increase of $769 million, $316 million and $258 million in residential mortgages, education and other retail, respectively.
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
The allowance for credit losses totaled $1.3 billion at June 30, 2018 and December 31, 2017. The ALLL represented 1.10% of total loans and leases and 148% of nonperforming loans and leases as of June 30, 2018 compared with 1.12% and 142%, respectively, as of December 31, 2017. As of June 30, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves. As of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. As a result, the qualitative allowance was presented within each loan class.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and a broadly stable risk profile in the commercial loan and lease portfolios. Nonperforming loans and leases of $845 million as of June 30, 2018, decreased $26 million from December 31, 2017, reflecting a decrease of $41 million in retail nonperforming loans driven by real estate secured portfolios, partially offset by a $15 million increase in commercial nonperforming loans and leases. Second quarter 2018 net charge-offs of $76 million were stable with the second quarter 2017, primarily reflecting lower commercial losses but moderately higher retail losses. Second quarter 2018 annualized net charge-offs of 27 basis points of average loans and leases was relatively stable compared with 28 basis points in second quarter 2017. Net charge-offs of $146 million for first half 2018 decreased $16 million, or 10%, from $162 million for first half 2017. Annualized net charge-offs as a percentage of total average loans of 0.26% decreased four basis points compared to first half 2017.
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
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of our credit position at some future date.  Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. These credit quality indicators for commercial loans are continually updated and monitored. See Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
As of June 30, 2018, nonperforming commercial loans and leases of $280 million increased $15 million from $265 million as of December 31, 2017. Total commercial nonperforming loans were 0.5% of the commercial loan portfolio as of June 30, 2018 and December 31, 2017. Total commercial loan and lease portfolio net charge-offs of $12 million and $9 million for second quarter and first half 2018, respectively, compared to $14 million and $33 million for second quarter and first half 2017, respectively. The commercial loan and lease portfolio’s annualized net charge-off rate of nine and three basis points for the three and six months ended June 30, 2018, respectively, compared to an annualized net charge-off rate of 10 and 13 basis points for the three and six months ended June 30, 2017, respectively.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,576	$1,694	$754	$254	$39,278
Commercial real estate	12,044	336	119	29	12,528
Leases	2,955	88	39	—	3,082
Total commercial loans and leases	$51,575	$2,118	$912	$283	$54,888

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

Total commercial criticized loans and leases of $3.3 billion at June 30, 2018 increased $487 million, or 17%, from $2.8 billion at December 31, 2017. The increase in criticized assets is largely focused on general restaurant portfolio loans, which reflects our prudent approach of moving loans to special mention where they receive heightened monitoring. We believe there are adequate reserves in place and there is not a high loss content in these loans.
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
The credit composition of our retail loan portfolio at June 30, 2018 reflected an average FICO score of 763, compared to 762 at December 31, 2017. The real estate secured portfolio CLTV ratio is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property and was 59% for June 30, 2018 and December 31, 2017. Retail net charge-offs of $64 million in second quarter 2018 reflected an increase of $3 million compared to $61 million in second quarter 2017. The annualized net charge-off rate of 0.44% remained stable with second quarter 2017. In first half 2018, retail net charge-offs of $137 million reflected an increase of $8 million compared to first half 2017, reflecting balance growth and seasoning in unsecured retail and education. The annualized net charge-off rate of 0.47% was stable with first half 2017. Nonperforming retail loans as a percentage of total retail loans was 0.97% as of June 30, 2018, compared to 1.03% as of December 31, 2017.
We monitor the potential for increased exposure to credit losses associated with HELOCs that were originated during the period of rapid home price appreciation between 2003 and 2007. Industry-wide, many of the HELOCs originated during this timeframe were structured with an extended interest-only payment period, followed by a requirement to convert to a higher payment amount that would begin fully amortizing both principal and interest, beginning at a certain date in the future. To help manage this potential exposure, in September 2013, we launched a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
The largest retail portfolio subject to payment reset, borrowers ending an interest-only draw period and entering repayment of principal and interest, is the HELOC portfolio. As of June 30, 2018 the HELOC portfolio totaled $13.1 billion, with $335 million scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2018, and $2.2 billion scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between July 1, 2018 and December 31, 2021. The credit composition of the $2.2 billion scheduled to mature between July 1, 2018 and December 31, 2021 is similar to the overall HELOC portfolio, with 52% secured by a first lien, a weighted average FICO score of 761, and a CLTV of 54%, compared to the overall $13.1 billion HELOC portfolio, with 52% secured by a first lien, a weighted average FICO of 767, and a CLTV of 58%. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
The performances of our historical vintages that have entered repayment remains stable. As of June 30, 2018, for the $1.7 billion of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest during 2014 and 2015, 94% of the balances had been refinanced, paid off or

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

were current on payments, 2% were past due and 4% had been charged off. As of June 30, 2018, for the $738 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2016, 95% of the balances had been refinanced, paid off or were current on payments, 3% were past due and 2% had been charged off. As of June 30, 2018, for the $730 million of our HELOC portfolio that reached the end of the interest-only draw period and entered repayment of principal and interest in 2017, 95% of the balances had been refinanced, paid off or were current on payments, 4% were past due and 1% had been charged off.
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
As of June 30, 2018, $742 million of retail loans were classified as TDRs, compared with $761 million as of December 31, 2017. As of June 30, 2018, $186 million of retail TDRs were in nonaccrual status with 54% current with payments, an improvement compared to $211 million in nonaccrual status with 51% current on payments at December 31, 2017. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
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
The following tables present an aging of our retail TDRs:

	June 30, 2018
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$111	$1	$6	$38	$156
Home equity loans	94	1	2	14	111
Home equity lines of credit	170	5	3	24	202
Home equity loans serviced by others	41	2	1	2	46
Home equity lines of credit serviced by others	8	—	—	1	9
Automobile	21	2	1	—	24
Education	153	4	2	4	163
Credit cards	21	1	1	1	24
Other retail	7	—	—	—	7
Total	$626	$16	$16	$84	$742

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2017
(in millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Recorded Investment:
Residential mortgages	$88	$17	$5	$41	$151
Home equity loans	95	7	2	17	121
Home equity lines of credit	158	11	3	25	197
Home equity loans serviced by others	45	3	1	2	51
Home equity lines of credit serviced by others	8	—	—	1	9
Automobile	19	2	1	1	23
Education	163	5	3	4	175
Credit cards	22	1	1	1	25
Other retail	9	—	—	—	9
Total	$607	$46	$16	$92	$761

The following tables present the accrual status of our retail TDRs:

	June 30, 2018
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$107	$49	$156
Home equity loans	83	28	111
Home equity lines of credit	142	60	202
Home equity loans serviced by others	35	11	46
Home equity lines of credit serviced by others	4	5	9
Automobile	13	11	24
Education	142	21	163
Credit cards	23	1	24
Other retail	7	—	7
Total	$556	$186	$742

	December 31, 2017
(in millions)	Accruing	Nonaccruing	Total
Recorded Investment:
Residential mortgages	$98	$53	$151
Home equity loans	86	35	121
Home equity lines of credit	128	69	197
Home equity loans serviced by others	38	13	51
Home equity lines of credit serviced by others	4	5	9
Automobile	12	11	23
Education	152	23	175
Credit cards	24	1	25
Other retail	8	1	9
Total	$550	$211	$761

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets
The table below presents the composition of our non-core assets:

(in millions)	June 30, 2018	December 31, 2017	Change	Percent
Commercial	$63	$56	$7	13%
Commercial real estate	17	19	(2)	(11)
Leases	758	752	6	1
Total commercial loans and leases	838	827	11	1
Residential mortgages	123	136	(13)	(10)
Home equity loans	34	40	(6)	(15)
Home equity lines of credit	25	30	(5)	(17)
Home equity loans serviced by others	465	542	(77)	(14)
Home equity lines of credit serviced by others	124	149	(25)	(17)
Education	231	254	(23)	(9)
Total retail loans	1,002	1,151	(149)	(13)
Total non-core loans and leases	1,840	1,978	(138)	(7)
Other assets	100	112	(12)	(11)
Total non-core assets	$1,940	$2,090	($150)	(7%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $1.9 billion as of June 30, 2018 decreased $150 million, or 7%, from December 31, 2017.
Retail non-core loan balances of $1.0 billion decreased $149 million, or 13%, compared to December 31, 2017. The largest component of our retail non-core portfolio is the home equity serviced by others portfolio (“SBO”), which totaled $589 million as of June 30, 2018, compared to $691 million as of December 31, 2017. The SBO portfolio consists of home equity loans and lines of credit purchased between 2003 and 2007 that were initially serviced by others. We now service about half of this portfolio internally.
The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 711 and CLTV of 80% as of June 30, 2018. The proportion of the portfolio in a second lien position was 97%, with 69% of the portfolio in out-of-footprint geographies. SBO net recoveries of $2 million in second quarter 2018 were flat compared to second quarter 2017.
Commercial non-core loan and lease balances of $838 million increased $11 million, or 1%, from $827 million as of December 31, 2017 due to one short-term restructuring arrangement that is expected to largely pay off in third quarter 2018. The largest component of our commercial non-core portfolio is an aircraft-related lease portfolio tied to legacy Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $758 million and $752 million as of June 30, 2018 and December 31, 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits
The table below presents the major components of our deposits:

(in millions)	June 30, 2018	December 31, 2017	Change	Percent
Demand	$29,439	$29,279	$160	1%
Checking with interest	22,775	22,229	546	2
Regular savings	9,902	9,518	384	4
Money market accounts	36,139	37,454	(1,315)	(4)
Term deposits	18,818	16,609	2,209	13
Total deposits	$117,073	$115,089	$1,984	2%

Total deposits as of June 30, 2018 increased $2.0 billion, or 2%, to $117.1 billion, from $115.1 billion as of December 31, 2017, reflecting growth in term deposits, checking with interest, regular savings and demand deposits, partially offset by lower money market accounts. The increase in term deposits is due to increased demand driven by rising interest rates.
Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	June 30, 2018	December 31, 2017	Change	Percent
Federal funds purchased	$—	$460	($460)	(100%)
Securities sold under agreements to repurchase	326	355	(29)	(8)
Other short-term borrowed funds (1)	1,499	1,856	(357)	(19)
Total short-term borrowed funds	$1,825	$2,671	($846)	(32%)
(1) June 30, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($10) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

Short-term borrowed funds of $1.8 billion as of June 30, 2018, decreased $846 million from December 31, 2017. The net decrease in other short-term borrowed funds of $357 million resulted from a reduction of $1.1 billion in short-term FHLB advances, partially offset by an increase of $743 million in senior bank debt, issued under CBNA’s Global Note Program, now maturing within one year.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.8 billion and $9.4 billion at June 30, 2018 and December 31, 2017, respectively. Our available FHLB borrowing capacity was $7.0 billion and $8.0 billion at June 30, 2018 and December 31, 2017, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2018, our unused secured borrowing capacity was approximately $39.1 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.74%
Other short-term borrowed funds	2.41	1.31	2.41	1.31	1.72
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,045	$1,075	$1,045	$1,174	$1,174
Other short-term borrowed funds	2,247	2,507	2,247	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$504	$808	$574	$845	$776
Other short-term borrowed funds	1,677	2,275	1,579	2,617	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.71%	0.36%	0.68%	0.28%	0.36%
Other short-term borrowed funds	2.49	1.22	2.33	1.14	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	June 30, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023(1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2)	740	743
2.500% senior unsecured notes, due 2019 (2) (3)	—	741
2.250% senior unsecured notes, due 2020 (2)	687	692
Floating-rate senior unsecured notes, due 2020 (2)	299	299
Floating-rate senior unsecured notes, due 2020 (2)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	732	742
2.550% senior unsecured notes, due 2021 (2)	951	964
Floating-rate senior unsecured notes, due 2022 (2)	249	249
2.650% senior unsecured notes, due 2022 (2)	480	491
3.700% senior unsecured notes, due 2023 (2)	496	—
Floating-rate senior unsecured notes, due 2023 (2)	249	—
Federal Home Loan advances due through 2038	6,010	3,761
Other	12	16
Total long-term borrowed funds	$13,641	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds of $13.6 billion as of June 30, 2018 increased $1.9 billion from December 31, 2017, reflecting an increase of $2.2 billion in long-term FHLB borrowings partially offset by the redemption of $333 million of Parent Company subordinated debt.
The Parent Company’s long-term borrowed funds as of June 30, 2018 and December 31, 2017 included principal balances of $2.0 billion and $2.3 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($5) million in each period. The banking subsidiaries’ long-term borrowed funds as of June 30, 2018 and December 31, 2017 include principal balances of $11.8 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($19) million, respectively, and hedging basis adjustments of ($100) million and ($63) million, respectively. See Note 8 “Derivatives” for further information about our hedging of certain long-term borrowed funds.
On June 29, 2018, the Parent Company redeemed $333 million of its 5.158% fixed-to-floating rate callable subordinated debt due 2023.
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

On July 3, 2018, we received regulatory approval from the OCC to consolidate our banking subsidiaries via a merger of CBPA into CBNA. We intend to consolidate our banking subsidiaries in January 2019 to streamline governance and enterprise risk management, improve the risk profile and gain operational efficiencies.

Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. We publish estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com. On April 5, 2018, we submitted our 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB announced that it did not object to our 2018 Capital Plan or to our proposed capital actions for the period beginning July 1, 2018 and ending June 30, 2019. Our 2018 Capital Plan includes an increase in our quarterly common dividend from $0.22 to $0.27 per share in third quarter 2018, with the potential to raise quarterly common dividends to $0.32 per share beginning in 2019, and common share repurchases of up to $1.02 billion through second quarter 2019. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
The Dodd-Frank Act also requires each of our bank subsidiaries to conduct stress tests on an annual basis and to disclose the stress test results. CBNA submitted its 2018 annual stress tests to the OCC on April 5, 2018 and published, on our Investor Relations website referenced above, a summary of those results along with the stress test results of the Parent Company on June 21, 2018. Given the amendments to the Dodd-Frank Act enacted on May 24, 2018 by the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have announced that they would extend the deadlines for DFAST stress testing and reporting requirements for depository institutions with total consolidated assets of less than $100 billion, including CBPA, until November 25, 2019, at which point a statutory exemption for those depository institutions will be in effect.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year to the FRB and disclose the summary results of our internally developed stress tests under the internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The current U.S. Basel III rules also impose a capital conservation buffer (“CCB”) on top of the following three minimum risk-based capital ratios: CET1 capital of 4.5%, tier 1 capital of 6.0%, and total capital of 8.0%. The implementation of the CCB began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until the buffer reaches its fully phased-in level of 2.5% on January 1, 2019. As such, the CCB for 2018 increased to 1.875% on January 1, 2018. Banking institutions for which any risk-based capital ratio falls below its effective minimum (required minimum plus the applicable CCB) will be subject to constraints on capital distributions, including dividends, repurchases and certain executive compensation based on the amount of the shortfall.
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(5)(6)	FDIA Required Well-Capitalized Minimum for Purposes of Prompt Corrective Action(7)
(in millions, except ratio data)	Amount	Ratio
June 30, 2018
Common equity tier 1 capital(1)	$14,604	11.2%	6.4%	6.5%
Tier 1 capital(2)	15,147	11.6	7.9	8.0
Total capital(3)	18,056	13.8	9.9	10.0
Tier 1 leverage(4)	15,147	10.2	4.0	5.0
Risk-weighted assets	130,621
Quarterly adjusted average assets	148,341
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	5.8%	6.5%
Tier 1 capital(2)	14,556	11.4	7.3	8.0
Total capital(3)	17,781	13.9	9.3	10.0
Tier 1 leverage(4)	14,556	10.0	4.0	5.0
Risk-weighted assets	127,692
Quarterly adjusted average assets	145,601
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
(7) Presented for informational purposes. Prompt corrective action provisions apply only to insured depository institutions, CBNA and CBPA.

At June 30, 2018, our CET1 capital, tier 1 capital and total capital ratios were 11.2%, 11.6% and 13.8%, respectively, as compared with with 11.2%, 11.4%, and 13.9% respectively, as of December 31, 2017. The CET1 capital ratio remained stable as net income for the six months ended June 30, 2018 was offset by risk-weighted asset growth and our 2017 Capital Plan actions over the period, which included common dividends of $215 million, preferred dividends of $7 million and the repurchase of $325 million of our outstanding common stock. The tier 1 capital ratio

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

increased due to the issuance of preferred stock. The total capital ratio decreased as the issuance of preferred stock was more than offset by the redemption of subordinated debt. At June 30, 2018, our CET1 capital, tier 1 capital and total capital ratios were 418 basis points, 310 basis points and 332 basis points, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.6 billion at June 30, 2018, and increased $295 million from $14.3 billion at December 31, 2017, as net income for the six months ended June 30, 2018 was partially offset by the impact of common share repurchases and dividend payments over the period. Tier 1 capital at June 30, 2018 totaled $15.1 billion, reflecting a $591 million increase from $14.6 billion at December 31, 2017, driven by the changes in CET1 capital noted above and the issuance of preferred stock. At June 30, 2018, we had $543 million of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $296 million from $247 million at December 31, 2017, as we issued 300,000 shares of Series B Preferred Stock that qualified as additional tier 1 capital. Total capital of $18.1 billion at June 30, 2018, increased $275 million from December 31, 2017, driven by the changes in CET1 capital noted above and the issuance of preferred stock, partially offset by the redemption of subordinated debt.
Risk-weighted assets (“RWA”) totaled $130.6 billion at June 30, 2018, based on U.S. Basel III Standardized rules, up $2.9 billion from December 31, 2017. This increase was driven by growth in commercial loans and commitments, as well as growth in the residential mortgage, education and unsecured retail portfolios. These increases were partially offset by run-off in the auto and home equity portfolios.
As of June 30, 2018, the tier 1 leverage ratio was 10.2%, an increase of 21 basis points from 10.0% at December 31, 2017 due to the increase in tier 1 capital noted above, offset by a $2.7 billion increase in quarterly adjusted average assets.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	June 30, 2018	December 31, 2017
Total common stockholders’ equity	$19,924	$20,023
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	575	236
Derivatives	200	143
Unamortized net periodic benefit costs	435	441
Deductions:
Goodwill	(6,887)	(6,887)
Deferred tax liability associated with goodwill	359	355
Other intangible assets	(2)	(2)
Total common equity tier 1	14,604	14,309
Qualifying preferred stock	543	247
Total tier 1 capital	15,147	14,556
Qualifying subordinated debt(2)	1,568	1,901
Allowance for loan and lease losses	1,253	1,236
Allowance for credit losses for off-balance sheet exposure	88	88
Total capital	$18,056	$17,781
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of June 30, 2018 and December 31, 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $70 million.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed changes to regulatory capital requirements. Key analytical frameworks including stress testing, which enable the assessment of capital adequacy versus unexpected loss under a variety of stress scenarios, supplement our base case forecast. A robust governance

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

framework supports our capital planning process. This process includes capital management policies and procedures that document capital adequacy metrics and limits, as well as our comprehensive capital contingency plan and the active engagement of both the legal entity boards and senior management in oversight and decision making.
Forward-looking assessments of capital adequacy feed development of a single capital plan covering us and our banking subsidiaries that is submitted to the FRB and to the bank regulators. We prepare this plan in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s horizontal capital review (“HCR”), which is the FRB’s assessment of specific capital planning areas as part of their normal supervisory process. In addition to the stress test requirements under CCAR, we also perform semi-annual company-run stress tests required by the Dodd-Frank Act.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.
Capital Transactions
The following capital actions were completed by the Company during the six months ended June 30, 2018:

•	Declared and paid quarterly common stock dividends of $0.22 per share for first and second quarter 2018, aggregating to common stock dividend payments of $215 million;

•	Declared and paid a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $7 million on April 6, 2018;

•
Issued 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock (the “Series B Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $296 million;

•	Repurchased $325 million of our outstanding common stock; and

•	Redeemed $333 million of our 5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023.

Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized rules:

	June 30, 2018		December 31, 2017
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
Common equity tier 1 capital(1)	$11,899	11.0%	$11,917	11.4%
Tier 1 capital (2)	11,899	11.0	11,917	11.4
Total capital(3)	14,142	13.1	14,127	13.5
Tier 1 leverage(4)	11,899	10.1	11,917	10.3
Risk-weighted assets	107,829		104,767
Quarterly adjusted average assets	117,457		115,291

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$2,990	12.8%	$3,045	12.9%
Tier 1 capital (2)	2,990	12.8	3,045	12.9
Total capital(3)	3,213	13.7	3,284	13.9
Tier 1 leverage(4)	2,990	8.5	3,045	8.7
Risk-weighted assets	23,388		23,659
Quarterly adjusted average assets	35,044		34,821

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CBNA CET1 capital totaled $11.9 billion at June 30, 2018, down $18 million from $11.9 billion at December 31, 2017, reflecting the impact of dividend payments, partially offset by net income. At June 30, 2018, CBNA held minimal additional tier 1 capital. Total capital was $14.1 billion at June 30, 2018, an increase of $15 million from $14.1 billion at December 31, 2017, primarily driven by the increase in the allowance for credit losses, partially offset by the decrease in CET1 capital noted above.
CBNA had RWA of $107.8 billion at June 30, 2018, an increase of $3.1 billion from December 31, 2017, driven by growth in commercial loans and commitments, as well as growth in the residential mortgage, education and unsecured retail portfolios. These increases were partially offset by run-off in the auto and home equity portfolios.
As of June 30, 2018, the CBNA tier 1 leverage ratio decreased 21 basis points to 10.1% from 10.3% as of December 31, 2017, driven by a $2.2 billion increase in quarterly adjusted average assets that drove a 19 basis point decline in the ratio, as well as a two basis point decrease from lower CET1 capital described above.
CBPA CET1 capital totaled $3.0 billion at June 30, 2018, a decrease of $55 million from December 31, 2017, as dividend payments exceeded net income. At June 30, 2018, there was no additional tier 1 capital. Total capital was $3.2 billion at June 30, 2018, a decrease of $71 million from December 31, 2017, driven by the decrease in CET1 capital noted above, and a decrease in the allowance for credit losses.
CBPA had RWA of $23.4 billion at June 30, 2018, a decrease of $271 million from December 31, 2017, driven by decreases in the auto, education and home equity portfolios. These decreases were partially offset by increases in commercial loans and mortgage backed securities.
As of June 30, 2018, the CBPA tier 1 leverage ratio decreased 21 basis points to 8.5% from 8.7% as of December 31, 2017, driven by a 15 basis point decrease from lower CET1 capital described above, and a $223 million increase in quarterly adjusted average assets that drove a six basis point decrease in the ratio.
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
Parent Company Liquidity
Our Parent Company’s primary sources of cash are (i) dividends and interest received from our banking subsidiaries as a result of investing in bank equity and subordinated debt; and (ii) externally issued senior and subordinated debt. Uses of cash include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including banking subsidiaries, for additional equity and, as required, their needs for debt financing; and (iii) support for extraordinary funding requirements when necessary. To the extent that the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
On May 24, 2018, the Parent Company issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share. For further discussion, see Note 10 “Stockholders’ Equity” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
On June 29, 2018, the Parent Company redeemed $333 million of its 5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023.
During the three months ended June 30, 2018 and 2017, the Parent Company declared and paid dividends on common stock of $107 million and $71 million, respectively. During the six months ended June 30, 2018 and 2017, the Parent Company declared and paid dividends on common stock of $215 million and $143 million, respectively, and declared and paid semi-annual preferred dividends of $7 million for both periods.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

During three months ended June 30, 2018 and 2017, the Parent Company repurchased $150 million and $130 million of its outstanding common stock, respectively. During the six months ended June 30, 2018 and 2017, the Parent Company repurchased $325 million and $260 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $809 million as of June 30, 2018 compared with $443 million as of December 31, 2017. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At June 30, 2018, the Parent Company’s double-leverage ratio was 99.5%.
Banking Subsidiaries’ Liquidity
In the ordinary course of business, the liquidity of CBNA and CBPA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loans and related commitments; and (iv) funding of securities purchases. To the extent that the banks have relied on wholesale borrowings, uses also include payments of related principal and interest.
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

June 30, 2018
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At June 30, 2018, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the U.S., which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of June 30, 2018.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2018:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 97.5%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.9 billion;

•
Contingent liquidity was $29.0 billion, consisting of unencumbered high-quality liquid assets of $19.1 billion, unused FHLB capacity of $7.0 billion, and our cash position (defined above) of $2.9 billion. Asset liquidity (a component of contingent liquidity) was $22.0 billion consisting of our cash position of $2.9 billion and unencumbered high-quality and liquid securities of $19.1 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $13.0 billion. Use of this borrowing capacity would be considered only during exigent circumstances.

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
Cash flows from operating activities contributed $1.4 billion in first half 2018, primarily driven by net income of $813 million. Net cash used by investing activities was $3.4 billion, primarily reflecting a net increase in loans and leases of $3.0 billion and purchases of debt securities available for sale of $2.3 billion, partially offset by proceeds from maturities, paydowns and sales of debt securities available for sale of $1.9 billion. Cash provided by financing activities was $2.8 billion, driven by proceeds from issuance of long-term borrowed funds of $11.5 billion, a net increase in deposits of $2.0 billion and net proceeds from issuance of preferred stock of $296 million, partially offset by repayments of long-term FHLB advances of $7.6 billion and a net decrease in other short-term borrowed funds of $2.4 billion. The $11.5 billion proceeds from issuances of long-term borrowed funds included $750 million

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

from issuances of medium-term debt and $10.8 billion in FHLB advances. These activities resulted in a cumulative increase in cash and cash equivalents of $833 million, which when added to the cash and cash equivalents balance of $3.0 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.9 billion as of June 30, 2018.
Cash flows from operating activities contributed $537 million in first half 2017, driven by net income of $638 million, a net decrease in loans held for sale activity of $95 million. Net cash used by investing activities was $1.9 billion, primarily reflecting purchases in the securities available for sale portfolio of $2.3 billion and a net increase in loans and leases of $1.8 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $2.1 billion. Cash provided by financing activities was $1.8 billion, driven by proceeds from issuance of long-term borrowed funds of $10.1 billion and a net increase in deposits of $3.8 billion, partially offset by a net decrease in other short-term borrowed funds of $1.2 billion, and repayments of long-term FHLB advances of $9.8 billion. The $10.1 billion proceeds included $2.5 billion from issuances of medium-term debt and $7.6 billion in FHLB advances. These activities represented a cumulative increase in cash and cash equivalents of $463 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.2 billion as of June 30, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 11 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(in millions)	June 30, 2018	December 31, 2017	Change	Percent
Undrawn commitments to extend credit	$65,389	$62,959	$2,430	4%
Financial standby letters of credit	1,974	2,036	(62)	(3)
Performance letters of credit	120	47	73	155
Commercial letters of credit	56	53	3	6
Marketing rights	39	41	(2)	(5)
Risk participation agreements	14	16	(2)	(13)
Residential mortgage loans sold with recourse	6	7	(1)	(14)
Total	$67,598	$65,159	$2,439	4%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates are related to the ALLL, fair value, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. No material changes were made to these significant accounting policies or estimates during the six months ended June 30, 2018.

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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is more biased to the short end of the yield curve. For the past eight years with the Federal Funds rate near zero, this risk had been asymmetrical with significantly more upside benefit than potential exposure. As interest rates have begun to rise, the risk position has become more symmetrical as rates can decline further before becoming floored at zero.

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
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. With rates rising from historically low levels due to Federal Open Market Committee rate increases, exposure to falling rates has increased. As the following table illustrates, our balance sheet is asset-sensitive: net interest income would benefit from an increase in interest rates. Exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact as demonstrated in the following table.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2018	December 31, 2017
Instantaneous Change in Interest Rates
+200	8.7%	9.6%
+100	4.4	4.9
-100	(5.1)	(5.9)
Gradual Change in Interest Rates
+200	4.6	5.1
+100	2.4	2.7
-100	(2.1)	(1.8)
Asset sensitivity against a 200 basis point gradual increase in rates was 4.6% at June 30, 2018, a decrease from 5.1% at December 31, 2017. As the Fed has begun to normalize rates given improved economic growth and data, this upward trend in rates has benefited our net interest income and net interest margin as a result of the asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

	June 30, 2018				December 31, 2017
(dollars in millions)	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg	Notional Value	Avg Maturity (Yrs)	Float Index	Rate Range Fixed Leg
Receive-fixed:
Cash flow - floating-rate commercial loans(1)	$7,600	2.5	1mL	0.92% - 1.87%	$7,600	3.0	1mL	0.92% - 1.87%
Cash flow - floating-rate commercial loans(1)	775	11.4	3mL	2.95% - 3.18%	—	—	—	—
Fair value - senior debt issuance(2)	3,450	2.9	3mL	1.17% - 2.80%	5,200	2.4	3mL	1.06% - 1.92%
Total receive-fixed	11,825				12,800
Pay-fixed:
Cash flow - floating-rate wholesale funding(3)	500	0.5	1mL	1.32%	500	1.0	1mL	1.32%
Cash flow - floating-rate wholesale funding(3)	365	2.1	3mL	2.79% - 2.91%	—	—	—	—
Total pay-fixed	865				500
Total	$12,690				$13,300
(1) We use receive-fixed swaps to minimize the exposure to variability in the interest cash flows on our floating-rate assets.
(2) We use receive-fixed swaps to hedge market risk on fixed rate capital markets debt issuances.
(3) We use pay-fixed swaps to hedge floating-rate wholesale funding.

During second quarter 2018, we purchased $775 million of receive-fixed swaps, with an average maturity of 11.4 years and fixed leg rates ranging from 2.95% to 3.18% and $365 million of pay-fixed swaps with an average maturity of 2.1 years and fixed leg rates ranging from 2.79% to 2.91%.

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
Mortgage Servicing Rights
We have market risk associated with the value of the mortgage servicing right assets, which are impacted by the level of interest rates. As of June 30, 2018 and December 31, 2017, our mortgage servicing rights had a book value of $217 million and $198 million, respectively, and were carried at the lower of cost or fair value. As of June 30, 2018 and December 31, 2017, the fair value of our mortgage servicing rights was $254 million and $218 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to stabilize the market value of the mortgage servicing right asset.

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
Client facilitation activities consist primarily of interest rate derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our market risk exposure. In addition to the aforementioned activities, we operate a secondary loan trading desk with the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities with the intent to benefit from short-term price differences.
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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of our ten-day VaR metrics for second quarters 2018 and 2017, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended June 30, 2018 and 2017, we were not subject to the reporting threshold under the Market Risk Rule. As a result, the $767 million and $596 million of calculated market risk-weighted assets as of June 30, 2018 and 2017, respectively, were not included in our risk-weighted assets. As such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$2	$1	$1	$1	$2	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	3	2	3	2	3	2	3	2
General VaR	4	3	4	3	3	3	4	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$4	$3	$4	$3	$3	$3	$4	$2
Stressed General VaR	$15	$13	$15	$10	$11	$9	$11	$8
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$15	$13	$15	$10	$11	$9	$11	$8
Market Risk Regulatory Capital	$47				$35
Specific Risk Not Modeled Add-on	14				11
de Minimis Exposure Add-on	—				2
Total Market Risk Regulatory Capital	$61				$48
Market Risk-Weighted Assets	$767				$596
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing) (1)	$—				$—
(1) For the three months ended June 30, 2018 and 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.
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
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2018.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Total revenue (GAAP)	A	$1,509	$1,396	$2,971	$2,780
Noninterest expense (GAAP)	B	875	864	1,758	1,718
Net income (GAAP)	C	425	318	813	638
Net income available to common stockholders (GAAP)	D	425	318	806	631
Return on average common equity:
Average common equity (GAAP)	E	$19,732	$19,659	$19,732	$19,560
Return on average common equity	D/E	8.65%	6.48%	8.24%	6.50%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,732	$19,659	$19,732	$19,560
Less: Average goodwill (GAAP)		6,887	6,882	6,887	6,879
Less: Average other intangibles (GAAP)		2	2	2	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		357	534	356	533
Average tangible common equity	F	$13,200	$13,309	$13,199	$13,213
Return on average tangible common equity	D/F	12.93%	9.57%	12.32%	9.62%
Return on average total assets:
Average total assets (GAAP)	G	$153,253	$149,878	$152,393	$149,335
Return on average total assets	C/G	1.11%	0.85%	1.08%	0.86%
Return on average total tangible assets:
Average total assets (GAAP)	G	$153,253	$149,878	$152,393	$149,335
Less: Average goodwill (GAAP)		6,887	6,882	6,887	6,879
Less: Average other intangibles (GAAP)		2	2	2	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		357	534	356	533
Average tangible assets	H	$146,721	$143,528	$145,860	$142,988
Return on average total tangible assets	C/H	1.16%	0.89%	1.12%	0.90%
Efficiency ratio:
Efficiency ratio	B/A	57.95%	61.94%	59.17%	61.81%
Operating leverage:
Increase in total revenue		8.15%	9.23%	6.86%	10.67%
Increase in noninterest expense		1.19	4.47	2.30	4.88
Operating leverage		6.96%	4.76%	4.56%	5.79%
Effective income tax rate:
Income before income tax expense	I	$549	$462	$1,050	$896
Income tax expense	J	124	144	237	258
Effective income tax rate	J/I	22.58%	31.13%	22.55%	28.82%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	484,744,354	506,371,846	486,114,872	507,903,141
Average common shares outstanding - diluted (GAAP)	L	486,141,695	507,414,122	487,683,216	509,362,055
Net income per average common share - basic (GAAP)	D/K	$0.88	$0.63	$1.66	$1.24
Net income per average common share - diluted (GAAP)	D/L	0.88	0.63	1.65	1.24
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.22	$0.14	$0.44	$0.28
Dividend payout ratio	M/(D/K)	25.06%	22.32%	26.52%	22.55%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,
		2018				2017
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (loss) (GAAP)	N	$197	$237	($9)	$425	$118	$187	$13	$318
Less: Preferred stock dividends		—	—	—	—	—	—	—	—
Net income (loss) available to common stockholders	O	$197	$237	($9)	$425	$118	$187	$13	$318
Efficiency ratio:
Total revenue (GAAP)	P	$987	$516	$6	$1,509	$886	$474	$36	$1,396
Noninterest expense (GAAP)	Q	658	200	17	875	644	192	28	864
Efficiency ratio	Q/P	66.68%	38.80%	NM	57.95%	72.64%	40.48%	NM	61.94%
Return on average total tangible assets:
Average total assets (GAAP)		$61,232	$52,170	$39,851	$153,253	$59,244	$49,731	$40,903	$149,878
Less: Average goodwill (GAAP)		—	—	6,887	6,887	—	—	6,882	6,882
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	357	357	—	—	534	534
Average total tangible assets	R	$61,232	$52,170	$33,319	$146,721	$59,244	$49,731	$34,553	$143,528
Return on average total tangible assets	N/R	1.29%	1.82%	NM	1.16%	0.80%	1.51%	NM	0.89%

		As of and for the Six Months Ended June 30,
		2018				2017
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (loss) (GAAP)	N	$367	$452	($6)	$813	$213	$367	$58	$638
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income (loss) available to common stockholders	O	$367	$452	($13)	$806	$213	$367	$51	$631
Efficiency ratio:
Total revenue (GAAP)	P	$1,942	$998	$31	$2,971	$1,744	$954	$82	$2,780
Noninterest expense (GAAP)	Q	1,314	408	36	1,758	1,291	382	45	1,718
Efficiency ratio	Q/P	67.68%	40.86%	NM	59.17%	74.00%	40.14%	NM	61.81%
Return on average total tangible assets:
Average total assets (GAAP)		$61,290	$51,286	$39,817	$152,393	$58,954	$49,488	$40,893	$149,335
Less: Average goodwill (GAAP)		—	—	6,887	6,887	—	—	6,879	6,879
Less: Average other intangibles (GAAP)		—	—	2	2	—	—	1	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	356	356	—	—	533	533
Average total tangible assets	R	$61,290	$51,286	$33,284	$145,860	$58,954	$49,488	$34,546	$142,988
Return on average total tangible assets	N/R	1.21%	1.78%	NM	1.12%	0.73%	1.50%	NM	0.90%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Noninterest income, Underlying:
Noninterest income (GAAP)		$388	$370	$759	$749
Less: Lease impairment credit-related costs		—	(11)	—	(11)
Noninterest income, Underlying (non-GAAP)		$388	$381	$759	$760
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,509	$1,396	$2,971	$2,780
Less: Lease impairment credit-related costs		—	(11)	—	(11)
Total revenue, Underlying (non-GAAP)	S	$1,509	$1,407	$2,971	$2,791
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$875	$864	$1,758	$1,718
Less: Lease impairment credit-related costs		—	15	—	15
Noninterest expense, Underlying (non-GAAP)	T	$875	$849	$1,758	$1,703
Pre-provision profit:
Total revenue (GAAP)	A	1,509	1,396	2,971	2,780
Less: Noninterest expense (GAAP)	B	875	864	1,758	1,718
Pre-provision profit (GAAP)		$634	$532	$1,213	$1,062
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	S	$1,509	$1,407	$2,971	$2,791
Less: Noninterest expense, Underlying (non-GAAP)	T	875	849	1,758	1,703
Pre-provision profit, Underlying (non-GAAP)		$634	$558	$1,213	$1,088
Total credit-related costs, Underlying:
Provision for credit losses (GAAP)		$85	$70	$163	$166
Add: Lease impairment credit-related costs		—	26	—	26
Total credit-related costs, Underlying (non-GAAP)		$85	$96	$163	$192
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$549	$462	$1,050	$896
Less: Notable items		—	—	—	—
Income before income tax expense, Underlying (non-GAAP)	U	$549	$462	$1,050	$896
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$124	$144	$237	$258
Less: Settlement of certain state tax matters		—	—	—	(23)
Income tax expense, Underlying (non-GAAP)	V	$124	$144	$237	$281
Effective income tax rate (GAAP)	J/I	22.58%	31.13%	22.55%	28.82%
Effective income tax rate, Underlying (non-GAAP)	V/U	22.58	31.13	22.55	31.34
Net income, Underlying:
Net income (GAAP)	C	$425	$318	$813	$638
Less: Settlement of certain state tax matters		—	—	—	(23)
Net income, Underlying (non-GAAP)	W	$425	$318	$813	$615
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$425	$318	$806	$631
Less: Settlement of certain state tax matters		—	—	—	(23)
Net income available to common stockholders, Underlying (non-GAAP)	X	$425	$318	$806	$608

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,732	$19,659	$19,732	$19,560
Return on average common equity	D/E	8.65%	6.48%	8.24%	6.50%
Return on average common equity, Underlying (non-GAAP)	X/E	8.65	6.48	8.24	6.27
Return on average tangible common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,732	$19,659	$19,732	$19,560
Less: Average goodwill (GAAP)		6,887	6,882	6,887	6,879
Less: Average other intangibles (GAAP)		2	2	2	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		357	534	356	533
Average tangible common equity	F	$13,200	$13,309	$13,199	$13,213
Return on average tangible common equity	D/F	12.93%	9.57%	12.32%	9.62%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	12.93	9.57	12.32	9.28
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$153,253	$149,878	$152,393	$149,335
Return on average total assets	C/G	1.11%	0.85%	1.08%	0.86%
Return on average total assets, Underlying (non-GAAP)	W/G	1.11	0.85	1.08	0.83
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$153,253	$149,878	$152,393	$149,335
Less: Average goodwill (GAAP)		6,887	6,882	6,887	6,879
Less: Average other intangibles (GAAP)		2	2	2	1
Add: Average deferred tax liabilities related to goodwill (GAAP)		357	534	356	533
Average tangible assets	H	$146,721	$143,528	$145,860	$142,988
Return on average total tangible assets	C/H	1.16%	0.89%	1.12%	0.90%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.16	0.89	1.12	0.87
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	57.95%	61.94%	59.17%	61.81%
Efficiency ratio, Underlying (non-GAAP)	T/S	57.95	60.36	59.17	61.02
Operating leverage and operating leverage, Underlying:
Increase in total revenue		8.15%	9.23%	6.86%	10.67%
Increase in noninterest expense		1.19	4.47	2.30	4.88
Operating leverage		6.96%	4.76%	4.56%	5.79%
Increase in total revenue, Underlying (non-GAAP)		7.29%	10.09%	6.43%	11.11%
Increase in noninterest expense, Underlying (non-GAAP)		3.01	2.66	3.22	3.97
Operating leverage, Underlying (non-GAAP)		4.28%	7.43%	3.21%	7.14%
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	484,744,354	506,371,846	486,114,872	507,903,141
Average common shares outstanding - diluted (GAAP)	L	486,141,695	507,414,122	487,683,216	509,362,055
Net income per average common share - basic (GAAP)	D/K	0.88	0.63	$1.66	$1.24
Net income per average common share - diluted (GAAP)	D/L	0.88	0.63	1.65	1.24
Net income per average common share - basic, Underlying (non-GAAP)	X/K	0.88	0.63	1.66	1.20
Net income per average common share - diluted, Underlying (non-GAAP)	X/L	0.88	0.63	1.65	1.19

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$997	$987
Interest-bearing cash and due from banks	2,868	2,045
Interest-bearing deposits in banks	114	192
Debt securities available for sale, at fair value (including $393 and $91 pledged to creditors, respectively)(1)	20,157	20,157
Debt securities held to maturity (fair value of $4,260 and $4,668, respectively)	4,417	4,685
Equity securities, at fair value	170	169
Equity securities, at cost	769	722
Loans held for sale, at fair value	521	497
Other loans held for sale	189	221
Loans and leases	113,407	110,617
Less: Allowance for loan and lease losses	(1,253)	(1,236)
Net loans and leases	112,154	109,381
Derivative assets	224	617
Premises and equipment, net	720	685
Bank-owned life insurance	1,677	1,656
Goodwill	6,887	6,887
Due from broker	—	6
Other assets	3,567	3,429
TOTAL ASSETS	$155,431	$152,336
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,439	$29,279
Interest-bearing	87,634	85,810
Total deposits	117,073	115,089
Federal funds purchased and securities sold under agreements to repurchase	326	815
Other short-term borrowed funds	1,499	1,856
Derivative liabilities	425	310
Deferred taxes, net	456	571
Long-term borrowed funds	13,641	11,765
Other liabilities	1,544	1,660
TOTAL LIABILITIES	134,964	132,066
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, 100,000,000 shares authorized	543	247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 566,579,431 shares issued and 484,055,194 shares outstanding at June 30, 2018 and 565,850,984 shares issued and 490,812,912 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	18,806	18,781
Retained earnings	4,755	4,164
Treasury stock, at cost, 82,524,237 and 75,038,072 shares at June 30, 2018 and December 31, 2017, respectively	(2,433)	(2,108)
Accumulated other comprehensive loss	(1,210)	(820)
TOTAL STOCKHOLDERS’ EQUITY	$20,467	$20,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,431	$152,336

(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$1,230	$1,040	$2,376	$2,032
Interest and fees on loans held for sale, at fair value	5	4	9	8
Interest and fees on other loans held for sale	3	2	7	3
Investment securities	165	154	333	314
Interest-bearing deposits in banks	8	5	14	8
Total interest income	1,411	1,205	2,739	2,365
INTEREST EXPENSE:
Deposits	181	102	326	188
Federal funds purchased and securities sold under agreements to repurchase	1	—	2	1
Other short-term borrowed funds	14	7	23	15
Long-term borrowed funds	94	70	176	130
Total interest expense	290	179	527	334
Net interest income	1,121	1,026	2,212	2,031
Provision for credit losses	85	70	163	166
Net interest income after provision for credit losses	1,036	956	2,049	1,865
NONINTEREST INCOME:
Service charges and fees	127	129	251	254
Card fees	60	59	121	119
Capital markets fees	48	51	87	99
Trust and investment services fees	43	39	83	78
Letter of credit and loan fees	32	31	62	60
Foreign exchange and interest rate products	34	26	61	53
Mortgage banking fees	27	30	52	53
Securities gains, net	2	3	10	7
Net impairment losses recognized in earnings on debt securities	(1)	(4)	(2)	(5)
Other income	16	6	34	31
Total noninterest income	388	370	759	749
NONINTEREST EXPENSE:
Salaries and employee benefits	453	432	923	878
Outside services	106	96	205	187
Occupancy	79	79	160	161
Equipment expense	64	64	131	131
Amortization of software	46	45	92	89
Other operating expense	127	148	247	272
Total noninterest expense	875	864	1,758	1,718
Income before income tax expense	549	462	1,050	896
Income tax expense	124	144	237	258
NET INCOME	$425	$318	$813	$638
Net income available to common stockholders	$425	$318	$806	$631
Weighted-average common shares outstanding:
Basic	484,744,354	506,371,846	486,114,872	507,903,141
Diluted	486,141,695	507,414,122	487,683,216	509,362,055
Per common share information:
Basic earnings	$0.88	$0.63	$1.66	$1.24
Diluted earnings	0.88	0.63	1.65	1.24
Dividends declared and paid	0.22	0.14	0.44	0.28

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$425	$318	$813	$638
Other comprehensive (loss) income:
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($4), $16, ($22) and $14, respectively	(13)	26	(65)	23
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of $3, ($2), $3 and ($6), respectively	6	(5)	8	(11)
Net unrealized debt securities (losses) gains arising during the periods, net of income taxes of ($19), $33, ($105) and $36, respectively	(60)	56	(332)	61
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $1, $6, $0 and ($1), respectively	—	10	(1)	(2)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $0, $0, ($2) and ($1), respectively	(1)	1	(6)	(1)
Amortization of actuarial loss, net of income taxes of $1, $2, $2 and $4, respectively	3	2	6	5
Total other comprehensive (loss) income, net of income taxes	(65)	90	(390)	75
Total comprehensive income	$360	$408	$423	$713

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2017	—	$247		512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—		—	—	—	(143)	—	—	(143)
Dividends to preferred stockholders	—	—	—	—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—		(7)	—	25	—	(285)	—	(260)
Share-based compensation plans	—	—		1	—	8	—	—	—	8
Employee stock purchase plan shares purchased	—	—		—	—	6	—	—	—	6
Total comprehensive income:
Net income	—	—		—	—	—	638	—	—	638
Other comprehensive income	—	—		—	—	—	—	—	75	75
Total comprehensive income	—	—		—	—	—	638	—	75	713
Balance at June 30, 2017	—	$247		506	$6	$18,761	$3,191	($1,548)	($593)	$20,064
Balance at January 1, 2018	—	$247		491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—		—	—	—	(215)	—	—	(215)
Dividends to preferred stockholders	—	—		—	—	—	(7)	—	—	(7)
Preferred stock issued	1	296		—	—	—	—	—	—	296
Treasury stock purchased	—	—		(8)	—	—	—	(325)	—	(325)
Share-based compensation plans	—	—		1	—	18	—	—	—	18
Employee stock purchase plan shares purchased	—	—		—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—		—	—	—	813	—	—	813
Other comprehensive loss	—	—		—	—	—	—	—	(390)	(390)
Total comprehensive income	—	—		—	—	—	813	—	(390)	423
Balance at June 30, 2018	1	$543		484	$6	$18,806	$4,755	($2,433)	($1,210)	$20,467

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$813	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	163	166
Originations of mortgage loans held for sale	(1,345)	(1,394)
Proceeds from sales of mortgage loans held for sale	1,325	1,544
Purchases of commercial loans held for sale	(1,024)	(1,001)
Proceeds from sales of commercial loans held for sale	1,039	946
Depreciation, amortization and accretion	243	258
Mortgage servicing rights valuation recovery	(3)	(1)
Debt securities impairment	2	5
Deferred income taxes	10	(20)
Share-based compensation	28	27
Net gain on sales of:
Debt securities	(10)	(7)
Equity securities	—	(1)
Decrease in other assets	283	32
Decrease in other liabilities	(109)	(655)
Net cash provided by operating activities	1,415	537
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,343)	(2,282)
Proceeds from maturities and paydowns of debt securities available for sale	1,636	1,670
Proceeds from sales of debt securities available for sale	273	407
Purchases of debt securities held to maturity	—	(171)
Proceeds from maturities and paydowns of debt securities held to maturity	271	277
Purchases of equity securities, at fair value	(80)	(174)
Proceeds from sales of equity securities, at fair value	78	172
Purchases of equity securities, at cost	(334)	(243)
Proceeds from sales of equity securities, at cost	287	409
Net decrease in interest-bearing deposits in banks	78	6
Purchases of mortgage servicing rights	(16)	—
Net increase in loans and leases	(2,992)	(1,785)
Net increase in bank-owned life insurance	(21)	(24)
Premises and equipment:
Purchases	(94)	(64)
Capitalization of software	(116)	(83)
Net cash used in investing activities	(3,373)	(1,885)
FINANCING ACTIVITIES
Net increase in deposits	1,984	3,809
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(489)	(719)
Net decrease in other short-term borrowed funds	(2,356)	(1,208)
Proceeds from issuance of long-term borrowed funds	11,500	10,109
Repayments of long-term borrowed funds	(7,584)	(9,751)
Treasury stock purchased	(325)	(260)
Net proceeds from issuance of preferred stock	296	—
Dividends declared and paid to common stockholders	(215)	(143)
Dividends declared and paid to preferred stockholders	(7)	(7)
Payments of employee tax withholding for share-based compensation	(13)	(19)
Net cash provided by financing activities	2,791	1,811
Increase in cash and cash equivalents (1)	833	463
Cash and cash equivalents at beginning of period (1)	3,032	3,704
Cash and cash equivalents at end of period (1)	$3,865	$4,167
(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

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

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or in the notes to the financial statements.

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
Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•
Amends guidance on specific cashflows to determine the appropriate classification as operating, investing or financing activities which has required significant judgment.

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

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company does not intend to early adopt this guidance prior to the required effective date.

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

•
Upon adoption, the Company expects to recognize a right-of-use asset and corresponding lease liability in the approximate range of $550 million to $700 million in its Consolidated Balance Sheets for non-cancelable operating lease agreements.

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

•
The Company expects the standard will result in earlier recognition of credit losses and an increase in the allowance for credit losses, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future reasonable and supportable changes in macroeconomic conditions. Since the magnitude of the increase in the Company’s allowance for credit losses will be impacted by economic conditions, forecasted economic conditions, credit quality and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2018				December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale, At Fair Value
U.S. Treasury and other	$12	$—	$—	$12	$12	$—	$—	$12
State and political subdivisions	6	—	—	6	6	—	—	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,559	17	(705)	19,871	20,065	40	(277)	19,828
Other/non-agency	269	5	(6)	268	311	7	(7)	311
Total mortgage-backed securities	20,828	22	(711)	20,139	20,376	47	(284)	20,139
Total debt securities available for sale, at fair value	$20,846	$22	($711)	$20,157	$20,394	$47	($284)	$20,157
Debt Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,632	$—	($159)	$3,473	$3,853	$7	($46)	$3,814
Other/non-agency	785	5	(3)	787	832	22	—	854
Total mortgage-backed securities	4,417	5	(162)	4,260	4,685	29	(46)	4,668
Total debt securities held to maturity	$4,417	$5	($162)	$4,260	$4,685	$29	($46)	$4,668
Equity Securities, at Fair Value
Money market mutual fund investments	$170	$—	$—	$170	$165	$—	$—	$165
Other investments	—	—	—	—	4	—	—	4
Total equity securities, at fair value	$170	$—	$—	$170	$169	$—	$—	$169
Equity Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	299	—	—	299	252	—	—	252
Other equity securities	7	—	—	7	7	—	—	7
Total equity securities, at cost	$769	$—	$—	$769	$722	$—	$—	$722

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2018
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	326	1,402	18,831	20,559
Other/non-agency	2	13	—	254	269
Total debt securities available for sale	14	339	1,402	19,091	20,846
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,632	3,632
Other/non-agency	—	—	—	785	785
Total debt securities held to maturity	—	—	—	4,417	4,417
Total amortized cost of debt securities	$14	$339	$1,402	$23,508	$25,263

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	6	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	321	1,372	18,178	19,871
Other/non-agency	2	13	—	253	268
Total debt securities available for sale	14	334	1,372	18,437	20,157
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,473	3,473
Other/non-agency	—	—	—	787	787
Total debt securities held to maturity	—	—	—	4,260	4,260
Total fair value of debt securities	$14	$334	$1,372	$22,697	$24,417

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $165 million and $154 million for the three months ended June 30, 2018 and 2017, respectively, and was $333 million and $314 million for the six months ended June 30, 2018 and 2017, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gains on sale of debt securities	$2	$3	$10	$7
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$2	$3	$10	$7
Equity securities gains	$—	$1	$—	$1

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities pledged are presented below:

	June 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$341	$328	$358	$357
Pledged against FHLB borrowed funds	791	792	839	861
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	4,136	3,978	3,113	3,082

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions and accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of June 30, 2018 or December 31, 2017. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 8 “Derivatives.”
Securitizations of mortgage loans retained in the investment portfolio for the three months ended June 30, 2018 and 2017 were $29 million and $22 million, respectively, and $55 million and $44 million for the six months ended June 30, 2018 and 2017, respectively. These securitizations include a substantive guarantee by a third party. In 2018 and 2017, the guarantors were Fannie Mae and Ginnie Mae. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	June 30, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	434	$14,384	($434)	155	$7,358	($430)	589	$21,742	($864)
Other/non-agency	11	285	(3)	10	76	(6)	21	361	(9)
Total	445	$14,669	($437)	165	$7,434	($436)	610	$22,103	($873)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	294	$10,163	($97)	152	$8,061	($226)	446	$18,224	($323)
Other/non-agency	6	55	(1)	10	84	(6)	16	139	(7)
Total	300	$10,218	($98)	162	$8,145	($232)	462	$18,363	($330)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cumulative balance at beginning of period	$80	$75	$80	$75
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	4	2	5
Reductions due to increases in cash flow expectations on impaired debt securities(1)	—	—	(1)	(1)
Cumulative balance at end of period	$81	$79	$81	$79
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of June 30, 2018 and 2017 were $81 million and $79 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of June 30, 2018 and 2017.
For the three months ended June 30, 2018 and 2017, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million and $4 million, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $2 million and $5 million, respectively.
There were no credit-impaired debt securities sold during the three and six months ended June 30, 2018 and 2017. The Company does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of June 30, 2018. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

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

(in millions)	June 30, 2018	December 31, 2017
Commercial	$39,278	$37,562
Commercial real estate	12,528	11,308
Leases	3,082	3,161
Total commercial loans and leases	54,888	52,031
Residential mortgages	17,814	17,045
Home equity loans	1,211	1,392
Home equity lines of credit	13,014	13,483
Home equity loans serviced by others	465	542
Home equity lines of credit serviced by others	124	149
Automobile	12,517	13,204
Education	8,450	8,134
Credit cards	1,877	1,848
Other retail	3,047	2,789
Total retail loans	58,519	58,586
Total loans and leases (1) (2)	$113,407	$110,617

(1) Excluded from the table above are loans held for sale totaling $710 million and $718 million as of June 30, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $21.6 billion and $20.3 billion at June 30, 2018 and December 31, 2017, respectively.
Loans held for sale at fair value as of June 30, 2018 totaled $521 million and consisted of residential mortgages originated for sale of $365 million and loans in the commercial trading portfolio of $156 million. Loans held for sale at fair value as of December 31, 2017 totaled $497 million and consisted of residential mortgages originated for sale of $326 million and loans in the commercial trading portfolio of $171 million. Other loans held for sale totaled $189 million and $221 million as of June 30, 2018 and December 31, 2017, respectively, and consisted of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.3 billion and $24.9 billion at June 30, 2018 and December 31, 2017, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto and commercial loans, and totaled $18.0 billion and $18.1 billion at June 30, 2018 and December 31, 2017, respectively.
During the three months ended June 30, 2018, the Company sold $353 million of commercial loans. During the three months ended June 30, 2017, the Company sold $206 million of residential mortgage loans and $596 million of commercial loans.
During the six months ended June 30, 2018, the Company sold $553 million of commercial loans. During the six months ended June 30, 2017, the Company sold $206 million of residential mortgage loans and $596 million of commercial loans.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan and lease portfolio and related commitments, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for a detailed discussion of the ALLL reserve methodology and estimation techniques.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On a quarterly basis, the Company reviews and refines its estimate of the allowance for credit losses, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of June 30, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments. As of December 31, 2017, the Company enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The new methodology includes a statistical analysis of prior charge-off rates on a historical basis combined with a qualitative assessment based on quantitative measures affecting the determination of incurred losses in the loan and lease portfolio, and provides better alignment of the qualitative ALLL to the commercial and retail loan portfolios. The impact of the change was an increase of approximately $50 million to the commercial ALLL with a corresponding decrease to the retail ALLL; there was not a significant impact on the total qualitative ALLL as of December 31, 2017.
A summary of changes in the allowance for credit losses is presented below:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$711	$535	$1,246	$685	$551	$1,236
Charge-offs	(14)	(106)	(120)	(17)	(219)	(236)
Recoveries	2	42	44	8	82	90
Net charge-offs	(12)	(64)	(76)	(9)	(137)	(146)
Provision charged to income	16	67	83	39	124	163
Allowance for loan and lease losses, end of period	715	538	1,253	715	538	1,253
Reserve for unfunded lending commitments, beginning of period	86	—	86	88	—	88
Provision for unfunded lending commitments	2	—	2	—	—	—
Reserve for unfunded lending commitments, end of period	88	—	88	88	—	88
Total allowance for credit losses, end of period	$803	$538	$1,341	$803	$538	$1,341

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$653	$571	$1,224	$663	$573	$1,236
Charge-offs	(24)	(104)	(128)	(48)	(213)	(261)
Recoveries	10	43	53	15	84	99
Net charge-offs	(14)	(61)	(75)	(33)	(129)	(162)
Provision charged to income	(25)	95	70	(16)	161	145
Allowance for loan and lease losses, end of period	614	605	1,219	614	605	1,219
Reserve for unfunded lending commitments, beginning of period	93	—	93	72	—	72
Provision for unfunded lending commitments	—	—	—	21	—	21
Reserve for unfunded lending commitments, end of period	93	—	93	93	—	93
Total allowance for credit losses, end of period	$707	$605	$1,312	$707	$605	$1,312

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	June 30, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$426	$742	$1,168	$370	$761	$1,131
Formula-based evaluation	54,462	57,777	112,239	51,661	57,825	109,486
Total loans and leases	$54,888	$58,519	$113,407	$52,031	$58,586	$110,617

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the allowance for credit losses by evaluation method is presented below:

	June 30, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$62	$28	$90	$47	$34	$81
Formula-based evaluation	741	510	1,251	726	517	1,243
Allowance for credit losses	$803	$538	$1,341	$773	$551	$1,324

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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,576	$1,694	$754	$254	$39,278
Commercial real estate	12,044	336	119	29	12,528
Leases	2,955	88	39	—	3,082
Total commercial loans and leases	$51,575	$2,118	$912	$283	$54,888

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	June 30, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$17,557	$104	$30	$9	$114	$17,814
Home equity loans	1,083	73	8	3	44	1,211
Home equity lines of credit	12,397	361	51	16	189	13,014
Home equity loans serviced by others	413	27	7	2	16	465
Home equity lines of credit serviced by others	98	15	3	1	7	124
Automobile	11,267	977	174	47	52	12,517
Education	8,274	132	21	11	12	8,450
Credit cards	1,795	46	11	8	17	1,877
Other retail	2,936	65	20	14	12	3,047
Total retail loans	$55,820	$1,800	$325	$111	$463	$58,519

	December 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,714	$147	$46	$18	$120	$17,045
Home equity loans	1,212	102	20	4	54	1,392
Home equity lines of credit	12,756	438	78	23	188	13,483
Home equity loans serviced by others	477	29	10	4	22	542
Home equity lines of credit serviced by others	116	21	4	1	7	149
Automobile	11,596	1,273	220	55	60	13,204
Education	7,898	160	23	12	41	8,134
Credit cards	1,747	63	12	9	17	1,848
Other retail	2,679	68	20	12	10	2,789
Total retail loans	$55,195	$2,301	$433	$138	$519	$58,586

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial	$249	$238	$3	$5
Commercial real estate	31	27	—	3
Leases	—	—	—	—
Total commercial loans and leases	280	265	3	8
Residential mortgages (1)	119	128	14	16
Home equity loans	59	72	—	—
Home equity lines of credit	225	233	—	—
Home equity loans serviced by others	19	25	—	—
Home equity lines of credit serviced by others	17	18	—	—
Automobile	62	70	—	—
Education	40	38	3	3
Credit card	17	17	—	—
Other retail	7	5	6	5
Total retail loans	565	606	23	24
Total	$845	$871	$26	$32
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $11 million and $15 million as of June 30, 2018 and December 31, 2017, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $23 million and $30 million as of June 30, 2018 and December 31, 2017, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $29 million and $36 million as of June 30, 2018 and December 31, 2017, respectively.

A summary of nonperforming loan and lease key performance indicators is presented below:

	June 30, 2018	December 31, 2017
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.25%	0.24%
Nonperforming retail loans as a percentage of total loans and leases	0.50	0.55
Total nonperforming loans and leases as a percentage of total loans and leases	0.75%	0.79%

Nonperforming commercial assets as a percentage of total assets	0.18%	0.17%
Nonperforming retail assets as a percentage of total assets	0.38%	0.43%
Total nonperforming assets as a percentage of total assets	0.56%	0.60%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $175 million and $181 million as of June 30, 2018 and December 31, 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	June 30, 2018				December 31, 2017
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$32	$50	$78	$160	$26	$4	$243	$273
Commercial real estate	1	5	28	34	38	20	30	88
Leases	3	—	—	3	4	1	—	5
Total commercial loans and leases	36	55	106	197	68	25	273	366
Residential mortgages	30	9	114	153	46	18	120	184
Home equity loans	8	3	44	55	20	4	54	78
Home equity lines of credit	51	16	189	256	78	23	188	289
Home equity loans serviced by others	7	2	16	25	10	4	22	36
Home equity lines of credit serviced by others	3	1	7	11	4	1	7	12
Automobile	174	47	52	273	220	55	60	335
Education	21	11	12	44	23	12	41	76
Credit cards	11	8	17	36	12	9	17	38
Other retail	20	14	12	46	20	12	10	42
Total retail loans	325	111	463	899	433	138	519	1,090
Total	$361	$166	$569	$1,096	$501	$163	$792	$1,456

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	June 30, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$278	$57	$113	$451	$391
Commercial real estate	25	5	10	49	35
Leases	—	—	—	—	—
Total commercial loans and leases	303	62	123	500	426
Residential mortgages	29	2	127	201	156
Home equity loans	36	3	75	150	111
Home equity lines of credit	17	1	185	247	202
Home equity loans serviced by others	25	2	21	60	46
Home equity lines of credit serviced by others	2	—	7	12	9
Automobile	2	—	22	30	24
Education	140	12	23	164	163
Credit cards	24	7	—	25	24
Other retail	4	1	3	9	7
Total retail loans	279	28	463	898	742
Total	$582	$90	$586	$1,398	$1,168

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$183	$42	$159	$403	$342
Commercial real estate	25	5	3	40	28
Leases	—	—	—	—	—
Total commercial loans and leases	208	47	162	443	370
Residential mortgages	25	2	126	197	151
Home equity loans	41	4	80	162	121
Home equity lines of credit	16	1	181	241	197
Home equity loans serviced by others	29	2	22	67	51
Home equity lines of credit serviced by others	2	—	7	14	9
Automobile	2	—	21	30	23
Education	154	17	21	175	175
Credit cards	24	7	1	25	25
Other retail	5	1	4	10	9
Total retail loans	298	34	463	921	761
Total	$506	$81	$625	$1,364	$1,131

Additional information on impaired loans is presented below:

	Three Months Ended June 30,
	2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$332	$1	$431
Commercial real estate	—	36	—	38
Leases	—	—	—	—
Total commercial loans and leases	2	368	1	469
Residential mortgages	2	152	2	182
Home equity loans	1	112	1	141
Home equity lines of credit	2	198	1	203
Home equity loans serviced by others	—	46	1	54
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	22	—	20
Education	2	165	2	146
Credit cards	1	24	1	25
Other retail	—	8	—	10
Total retail loans	8	736	8	790
Total	$10	$1,104	$9	$1,259

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$4	$311	$2	$414
Commercial real estate	—	32	—	41
Leases	—	—	—	—
Total commercial loans and leases	4	343	2	455
Residential mortgages	3	149	3	178
Home equity loans	3	112	3	140
Home equity lines of credit	4	192	3	197
Home equity loans serviced by others	1	47	2	54
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	21	—	18
Education	4	165	4	146
Credit cards	1	23	1	24
Other retail	—	8	—	10
Total retail loans	16	726	16	776
Total	$20	$1,069	$18	$1,231
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
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	June 30, 2018	December 31, 2017
Commercial	$244	$129
Retail	742	761
Unfunded commitments tied to TDRs	35	39

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended June 30, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended June 30, 2018 and were paid off in full, charged off, or sold prior to June 30, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$1	$1	4	$—	$—
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	4	1	1	4	—	—
Residential mortgages	16	1	2	23	3	3
Home equity loans	11	1	1	1	—	—
Home equity lines of credit	13	1	1	47	6	6
Home equity loans serviced by others	—	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	1	—	—
Automobile	41	1	1	16	—	—
Education	—	—	—	—	—	—
Credit cards	559	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	642	7	8	88	9	9
Total	646	$8	$9	92	$9	$9

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	17	$59	$59	$—	$—
Commercial real estate	2	31	31	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	19	90	90	—	—
Residential mortgages	33	4	5	—	—
Home equity loans	34	1	1	—	—
Home equity lines of credit	113	8	7	—	—
Home equity loans serviced by others	8	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—
Automobile	309	5	5	—	1
Education	139	3	3	—	—
Credit cards	—	—	—	1	—
Other retail	—	—	—	—	—
Total retail loans	638	21	21	1	1
Total	657	$111	$111	$1	$1
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$—	$—	11	$13	$13
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	2	—	—	11	13	13
Residential mortgages	25	4	3	25	5	5
Home equity loans	22	1	2	—	—	—
Home equity lines of credit	14	—	—	67	9	9
Home equity loans serviced by others	5	—	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—	—
Automobile	25	—	—	7	—	—
Education	—	—	—	—	—	—
Credit cards	624	4	4	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	717	9	9	99	14	14
Total	719	$9	$9	110	$27	$27

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$32	$31	$1	$—
Commercial real estate	—	—	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	4	32	31	1	—
Residential mortgages	44	6	6	—	—
Home equity loans	42	2	2	—	—
Home equity lines of credit	112	8	7	—	—
Home equity loans serviced by others	16	—	—	—	—
Home equity lines of credit serviced by others	2	—	—	—	—
Automobile	349	6	6	—	1
Education	7	1	1	1	—
Credit cards	—	—	—	1	—
Other retail	2	—	—	(1)	—
Total retail loans	574	23	22	1	1
Total	578	$55	$53	$2	$1
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the six months ended June 30, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the six months ended June 30, 2018 and were paid off in full, charged off, or sold prior to June 30, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$1	$1	10	$1	$1
Commercial real estate	—	—	—	1	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	5	1	1	11	1	1
Residential mortgages	23	2	3	30	4	4
Home equity loans	22	2	2	1	—	—
Home equity lines of credit	28	2	2	89	11	11
Home equity loans serviced by others	1	—	—	—	—	—
Home equity lines of credit serviced by others	4	—	—	1	—	—
Automobile	77	2	2	33	1	1
Education	—	—	—	—	—	—
Credit cards	1,153	6	6	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	1,309	14	15	154	16	16
Total	1,314	$15	$16	165	$17	$17

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	35	$133	$134	$—	$—
Commercial real estate	2	31	31	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	37	164	165	—	—
Residential mortgages	86	10	11	—	—
Home equity loans	66	3	3	—	—
Home equity lines of credit	206	15	14	—	—
Home equity loans serviced by others	15	—	—	—	—
Home equity lines of credit serviced by others	5	—	—	—	—
Automobile	578	10	9	—	2
Education	251	4	4	—	—
Credit cards	—	—	—	2	—
Other retail	4	—	—	—	—
Total retail loans	1,211	42	41	2	2
Total	1,248	$206	$206	$2	$2
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$1	$1	18	$14	$14
Commercial real estate	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total commercial loans and leases	4	1	1	18	14	14
Residential mortgages	43	5	5	36	8	8
Home equity loans	43	2	3	1	—	—
Home equity lines of credit	30	1	1	118	15	15
Home equity loans serviced by others	11	1	1	—	—	—
Home equity lines of credit serviced by others	3	—	—	2	—	—
Automobile	65	1	1	15	—	—
Education	—	—	—	—	—	—
Credit cards	1,189	7	7	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	1,385	17	18	172	23	23
Total	1,389	$18	$19	190	$37	$37

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	4	$32	$31	$1	$—
Commercial real estate	—	—	—	—	—
Leases	1	4	4	—	—
Total commercial loans and leases	5	36	35	1	—
Residential mortgages	92	10	10	—	—
Home equity loans	144	8	8	—	—
Home equity lines of credit	187	14	13	—	—
Home equity loans serviced by others	30	1	1	—	—
Home equity lines of credit serviced by others	13	1	1	—	—
Automobile	625	11	10	—	2
Education	22	2	2	1	—
Credit cards	—	—	—	2	—
Other retail	3	—	—	(1)	—
Total retail loans	1,116	47	45	2	2
Total	1,121	$83	$80	$3	$2
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted within 12 months of their modification date during the six months ended June 30, 2018 and 2017, respectively. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	3	$17	4	$1	6	$20	5	$1
Commercial real estate	1	—	—	—	1	—	1	4
Leases	—	—	—	—	—	—	—	—
Total commercial loans and leases	4	17	4	1	7	20	6	5
Residential mortgages	44	5	41	4	70	8	86	10
Home equity loans	7	—	14	1	18	1	23	1
Home equity lines of credit	40	3	65	4	106	8	100	7
Home equity loans serviced by others	5	—	9	—	10	—	10	—
Home equity lines of credit serviced by others	—	—	1	—	1	—	4	—
Automobile	30	1	27	1	76	1	61	1
Education	7	1	9	—	12	1	16	—
Credit cards	102	—	102	1	221	1	228	2
Other retail	—	—	—	—	—	—	2	—
Total retail loans	235	10	268	11	514	20	530	21
Total	239	$27	272	$12	521	$40	536	$26
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2018 and December 31, 2017, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	June 30, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$430	$145	$205	$—	$—	$780
Interest-only/negative amortization	1,770	—	—	—	—	1,770
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,201	$145	$205	$197	$—	$2,748

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$366	$166	$264	$—	$—	$796
Interest-only/negative amortization	1,763	—	—	—	1	1,764
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,130	$166	$264	$197	$1	$2,758
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
Information related to residential mortgage loan sales and the Company's mortgage banking activity is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Residential mortgage loan sale proceeds	$670	$729	$1,325	$1,544
Gain on sales	17	19	30	29
Mortgage servicing fees	16	14	31	27
Repurchased residential mortgages	—	—	2	1
Valuation recoveries	—	1	3	1
MSRs are presented in other assets on the Consolidated Balance Sheets. Changes related to MSRs are presented below:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
MSRs:
Balance as of beginning of period	$201	$170	$201	$168
Amount capitalized	8	8	15	18
Purchases	16	—	16	—
Amortization	(8)	(8)	(15)	(16)
Carrying amount before valuation allowance	217	170	217	170
Valuation allowance for servicing assets:
Balance as of beginning of period	—	5	3	5
Valuation recoveries	—	(1)	(3)	(1)
Balance at end of period	—	4	—	4
Net carrying value of MSRs	$217	$166	$217	$166

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, contractual servicing fee income, servicing costs, default rates, ancillary income, and other economic factors, which are determined based on current market conditions. The valuation model uses a static discounted cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the present value of those cash flows. Expected mortgage loan prepayment assumptions are obtained using the QRM Multi-Component prepayment model. The Company periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.
The key economic assumptions used to estimate the value of MSRs are presented in the following table:

	June 30, 2018			December 31, 2017
	Weighted Average			Weighted Average
(dollars in millions)		Range			Range
Fair value	$254	Min	Max	$218	Min	Max
Weighted average life (in years)	6.4	2.4	8.7	5.9	2.3	8.4
Weighted average constant prepayment rate	9.4%	6.0%	20.8%	10.0%	6.6%	20.1%
Weighted average discount rate	9.8%	9.1%	12.1%	9.9%	9.1%	12.1%

The key economic assumptions used in estimating the fair value of MSRs capitalized during the period are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average life (in years)	7.3	6.2	7.4	6.6
Weighted average constant prepayment rate	7.6%	11.1%	7.5%	9.9%
Weighted average discount rate	9.8%	9.9%	9.8%	9.9%

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

(in millions)	June 30, 2018	December 31, 2017
Prepayment rate:
Decline in fair value from a 50 basis point decrease in interest rates	$16	$22
Decline in fair value from a 100 basis point decrease in interest rates	47	46
Weighted average discount rate:
Decline in fair value from a 50 basis point increase in weighted average discount rate	$5	$4
Decline in fair value from a 100 basis point increase in weighted average discount rate	9	8

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - VARIABLE INTEREST ENTITIES
The Company is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects and lending to special purpose entities. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its equity investment and outstanding loans to special purpose entities. A summary of these investments is presented below:

(in millions)	June 30, 2018	December 31, 2017
LIHTC investment included in other assets	$1,057	$951
LIHTC unfunded commitments included in other liabilities	548	491
Renewable energy investments included in other assets	326	335
Lending to special purpose entities included in loans and leases	354	—
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. The Company is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
The Company applies the proportional amortization method to account for its LIHTC investments. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of the investment in proportion to the tax credits received in the current period as compared to the total tax credits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The tax credits received are reported as a reduction of income tax expense (or an increase to income tax benefit) related to these transactions.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Tax credits included in income tax expense	$26	$22	$51	$43
Amortization expense included in income tax expense	28	22	55	45
Other tax benefits included in income tax expense	6	8	12	15
No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2018 and 2017, respectively.
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
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, the Company is not the primary beneficiary of these entities. Accordingly, the Company does not consolidate these VIEs on the Consolidated Balance Sheets. As of June 30, 2018, the lending facilities had aggregate unpaid principal balances of $354 million and undrawn

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

commitments to extend credit of $279 million. The Company did not provide these lending facilities as of December 31, 2017.
NOTE 7 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	June 30, 2018	December 31, 2017
Federal funds purchased	$—	$460
Securities sold under agreements to repurchase	326	355
Other short-term borrowed funds (1)	1,499	1,856
Total short-term borrowed funds	$1,825	$2,671
(1) June 30, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($10) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.74%
Other short-term borrowed funds	2.41	1.31	2.41	1.31	1.72
Maximum amount outstanding at month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,045	$1,075	$1,045	$1,174	$1,174
Other short-term borrowed funds	2,247	2,507	2,247	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$504	$808	$574	$845	$776
Other short-term borrowed funds	1,677	2,275	1,579	2,617	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.71%	0.36%	0.68%	0.28%	0.36%
Other short-term borrowed funds	2.49	1.22	2.33	1.14	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	June 30, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023(1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2)	740	743
2.500% senior unsecured notes, due 2019 (2) (3)	—	741
2.250% senior unsecured notes, due 2020 (2)	687	692
Floating-rate senior unsecured notes, due 2020 (2)	299	299
Floating-rate senior unsecured notes, due 2020 (2)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	732	742
2.550% senior unsecured notes, due 2021 (2)	951	964
Floating-rate senior unsecured notes, due 2022 (2)	249	249
2.650% senior unsecured notes, due 2022 (2)	480	491
3.700% senior unsecured notes, due 2023 (2)	496	—
Floating-rate senior unsecured notes, due 2023 (2)	249	—
Federal Home Loan advances due through 2038	6,010	3,761
Other	12	16
Total long-term borrowed funds	$13,641	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.

The Parent Company’s long-term borrowed funds as of June 30, 2018 and December 31, 2017 included principal balances of $2.0 billion and $2.3 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($5) million for each period. The banking subsidiaries’ long-term borrowed funds as of June 30, 2018 and December 31, 2017 included principal balances of $11.8 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($19) million, respectively, and hedging basis adjustments of ($100) million and ($63) million, respectively. See Note 8 “Derivatives” for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $10.8 billion and $9.4 billion at June 30, 2018 and December 31, 2017, respectively. The Company’s available FHLB borrowing capacity was $7.0 billion and $8.0 billion at June 30, 2018 and December 31, 2017, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2018, the Company’s unused secured borrowing capacity was approximately $39.1 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
On June 29, 2018, the Parent Company redeemed $333 million of its 5.158% fixed-to-floating rate callable subordinated debt due 2023.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at June 30, 2018 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2019	$—	$6,743	$6,743
2020	—	2,471	2,471
2021	349	954	1,303
2022	348	734	1,082
2023	—	745	745
2024 and thereafter	1,290	7	1,297
Total	$1,987	$11,654	$13,641
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
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	June 30, 2018			December 31, 2017
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$12,690	$4	$1	$13,300	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	99,182	202	435	80,180	538	379
Foreign exchange contracts	10,320	143	126	9,882	148	149
Other contracts	1,343	8	6	1,039	7	5
Total derivatives not designated as hedging instruments		353	567		693	533
Gross derivative fair values		357	568		693	533
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(93)	(93)		(72)	(72)
Less: Cash collateral applied (2)		(40)	(50)		(4)	(151)
Total net derivative fair values presented in the Consolidated Balance Sheets		$224	$425		$617	$310
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
Fair value hedges
The Company has outstanding interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through other income and offset against the change in the fair value of the hedged item.
The following table presents the effect on other income of fair value hedges described above:

	Amounts Recognized in Other Income for the
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	$12	($13)	($1)	$16	($15)	$1

	Amounts Recognized in Other Income for the
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($26)	$24	($2)	$10	($9)	$1
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
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Effective portion of (loss) gain recognized in OCI (1)	($17)	$42	($87)	$37
Amounts reclassified from OCI to interest income (2)	(13)	8	(19)	20
Amounts reclassified from OCI to interest expense (2)	4	(1)	8	(3)
(1) The cumulative effective gains and losses on the Company’s cash flow hedging activities are included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets.
(2) This amount includes both (i) the amortization of effective gains and losses associated with the Company’s terminated cash flow hedges and (ii) the current reporting period’s interest settlements realized on the Company’s active cash flow hedges. Both (i) and (ii) were previously included on the accumulated other comprehensive loss line item on the Consolidated Balance Sheets and were subsequently recorded as adjustments to the interest income or expense of the underlying hedged item.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives not designated as hedging instruments
Economic hedges
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are designed to meet the hedging and financing needs of the Company’s customers. Mark-to-market adjustments to the fair value of these contracts are included in foreign exchange and interest rate products on the Consolidated Statements of Operations. The mark-to-market gains and losses associated with the customer derivatives are mitigated by the mark-to-market gains and losses on the offsetting interest rate and foreign exchange derivative contracts transacted.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Mark-to-market adjustments to the fair value of residential loan commitments and forward sale contracts are included in noninterest income under mortgage banking fees.
The following table presents the effect of customer derivatives and economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Customer derivative contracts
Customer interest rate contracts (1)	($75)	$83	($279)	$80
Customer foreign exchange contracts (1)	(68)	78	(57)	96
Residential loan commitments (2)	1	(2)	—	3
Economic hedges
Offsetting derivatives transactions to hedge interest rate risk on customer interest rate contracts (1)	90	(71)	306	(56)
Offsetting derivatives transactions to hedge foreign exchange risk on customer foreign exchange contracts (1)	92	(71)	75	(85)
Forward sale contracts (2)	(2)	5	(2)	(6)
Total	$38	$22	$43	$32
(1) Reported in foreign exchange and interest rate products on the Consolidated Statements of Operations.
(2) Reported in mortgage banking fees on the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2017	($97)	($195)	($391)	($683)
Other comprehensive income before reclassifications	26	56	—	82
Other-than-temporary impairment not recognized in earnings on debt securities	—	10	—	10
Amounts reclassified to the Consolidated Statements of Operations	(5)	1	2	(2)
Net other comprehensive income	21	67	2	90
Balance at June 30, 2017	($76)	($128)	($389)	($593)
Balance at April 1, 2018	($193)	($514)	($438)	($1,145)
Other comprehensive loss before reclassifications	(13)	(60)	—	(73)
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	6	(1)	3	8
Net other comprehensive loss	(7)	(61)	3	(65)
Balance at June 30, 2018	($200)	($575)	($435)	($1,210)

	As of and for the Six Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	23	61	—	84
Other-than-temporary impairment not recognized in earnings on debt securities	—	(2)	—	(2)
Amounts reclassified to the Consolidated Statements of Operations	(11)	(1)	5	(7)
Net other comprehensive income	12	58	5	75
Balance at June 30, 2017	($76)	($128)	($389)	($593)
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(65)	(332)	—	(397)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	8	(6)	6	8
Net other comprehensive loss	(57)	(339)	6	(390)
Balance at June 30, 2018	($200)	($575)	($435)	($1,210)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative (losses) gains included in net income:	($13)	$8	($19)	$20	Interest income
	4	(1)	8	(3)	Interest expense
	(9)	7	(11)	17	Income before income tax expense
	(3)	2	(3)	6	Income tax expense
	($6)	$5	($8)	$11	Net income
Reclassification of net debt securities gains (losses) to net income:	$2	$3	$10	$7	Securities gains, net
	(1)	(4)	(2)	(5)	Net debt securities impairment losses recognized in earnings
	1	(1)	8	2	Income before income tax expense
	—	—	2	1	Income tax expense
	$1	($1)	$6	$1	Net income
Reclassification of changes related to the employee benefit plan:	($4)	($4)	($8)	($9)	Other operating expense
	(4)	(4)	(8)	(9)	Income before income tax expense
	(1)	(2)	(2)	(4)	Income tax expense
	($3)	($2)	($6)	($5)	Net income
Total reclassification (losses) gains	($8)	$2	($8)	$7	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net interest income (includes ($9), $7, ($11) and $17 of AOCI reclassifications, respectively)	$1,121	$1,026	$2,212	$2,031
Provision for credit losses	85	70	163	166
Noninterest income (includes $1, ($1), $8 and $2 of AOCI reclassifications, respectively)	388	370	759	749
Noninterest expense (includes $4, $4, $8 and $9 of AOCI reclassifications, respectively)	875	864	1,758	1,718
Income before income tax expense	549	462	1,050	896
Income tax expense (includes ($4), $0, ($3) and $3 income tax net expense from reclassification items, respectively)	124	144	237	258
Net income	$425	$318	$813	$638
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized of $25.00 par value undesignated preferred stock as of June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the Company had 550,000 and 250,000 shares of preferred stock issued and outstanding, respectively, with carrying amounts of $543 million and $247 million, respectively.
On May 24, 2018, the Company issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”). As a result of this issuance, the Company received net proceeds of $296 million after the underwriting discount and other expenses. The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semi-annually, in arrears, at a rate equal to 6.000% from the date of issuance to, but excluding, January 6, 2023, and thereafter at a floating rate per annum equal to three-month LIBOR plus 3.003%, payable quarterly, in arrears, beginning October 6, 2023.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after July 6, 2023 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series B Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
At June 30, 2018 and December 31, 2017, the Company had 250,000 shares of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock issued and outstanding with liquidation preference of $1,000 per share and a carrying amount of $247 million. For further detail regarding the terms and conditions of the Company’s Series A Preferred Stock see Note 16 “Stockholders’ Equity” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Treasury Stock
During the six months ended June 30, 2018, the Company repurchased $325 million, or 7,486,165 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	June 30, 2018	December 31, 2017
Undrawn commitments to extend credit	$65,389	$62,959
Financial standby letters of credit	1,974	2,036
Performance letters of credit	120	47
Commercial letters of credit	56	53
Marketing rights	39	41
Risk participation agreements	14	16
Residential mortgage loans sold with recourse	6	7
Total	$67,598	$65,159
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at June 30, 2018 and December 31, 2017, respectively.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $2 million for the six months ended June 30, 2018 and

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

paid $3 million for the year ended December 31, 2017. As of June 30, 2018, the Company is obligated to pay $39 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of June 30, 2018 and December 31, 2017 is $14 million and $16 million, respectively. The current amount of credit exposure is spread out over 84 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as ten years.
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
Other Commitments
In second quarter 2018, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with second quarter 2018 and ending with fourth quarter 2018. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $425 million and $700 million, respectively, and the remaining maximum purchase commitment is $375 million as of June 30, 2018. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The Company may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $202 million and $186 million, respectively, at June 30, 2018 and $65 million and $132 million, respectively, at December 31, 2017. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 12 “Fair Value Measurements” for further information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
As previously reported, CBNA entered into a consent order with the OCC in November 2015 in connection with past billing practices. All financial penalties and remediation associated with this legacy matter have been paid and completed. Since the Company’s last quarterly report, the OCC notified CBNA that they had terminated the consent order after determining that CBNA had satisfied the required actions under the consent order.
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
The Company elected to account for residential mortgage loans held for sale and certain commercial and commercial real estate loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within the near-term periods.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The residential mortgage loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $4 million and $3 million for the three months ended June 30, 2018 and 2017, respectively. The Company recognized changes in fair value in mortgage banking income of $1 million and $10 million for the six months ended June 30, 2018 and 2017, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of June 30, 2018 and December 31, 2017. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 11 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized ($1) million in other noninterest income related to its commercial trading portfolio for the three months ended June 30, 2018 and $1 million for the three months ended June 30, 2017.The Company recognized no other noninterest income related to its commercial trading portfolio for the six months ended June 30, 2018 and $3 million for the six months ended June 30, 2017.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	June 30, 2018			December 31, 2017
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$365	$365	$—	$326	$326	$—
Commercial and commercial real estate loans held for sale, at fair value	156	156	—	171	171	—

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

Money Market Mutual Fund Investments
Fair value is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
Other equity securities
The fair values of the Company’s other equity securities are based on security prices in markets that are not active; therefore, these investments are classified as Level 2 in the fair value hierarchy.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,139	$—	$20,139	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	20,157	12	20,145	—
Loans held for sale, at fair value:
Residential loans held for sale	365	—	365	—
Commercial loans held for sale	156	—	156	—
Total loans held for sale, at fair value	521	—	521	—
Derivative assets:
Interest rate swaps	206	—	206	—
Foreign exchange contracts	143	—	143	—
Other contracts	8	—	8	—
Total derivative assets	357	—	357	—
Equity securities, at fair value:
Money market mutual fund investments	170	170	—	—
Other investments	—	—	—	—
Total equity securities, at fair value	170	170	—	—
Total assets	$21,205	$182	$21,023	$—
Derivative liabilities:
Interest rate swaps	$436	$—	$436	$—
Foreign exchange contracts	126	—	126	—
Other contracts	6	—	6	—
Total derivative liabilities	568	—	568	—
Total liabilities	$568	$—	$568	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,139	$—	$20,139	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	20,157	12	20,145	—
Loans held for sale, at fair value:
Residential loans held for sale	326	—	326	—
Commercial loans held for sale	171	—	171	—
Total loans held for sale, at fair value	497	—	497	—
Derivative assets:
Interest rate swaps	538	—	538	—
Foreign exchange contracts	148	—	148	—
Other contracts	7	—	7	—
Total derivative assets	693	—	693	—
Equity securities, at fair value:
Money market mutual fund investments	165	165	—	—
Other investments	4	—	4	—
Total equity securities, at fair value	169	165	4	—
Total assets	$21,516	$177	$21,339	$—
Derivative liabilities:
Interest rate swaps	$379	$—	$379	$—
Foreign exchange contracts	149	—	149	—
Other contracts	5	—	5	—
Total derivative liabilities	533	—	533	—
Total liabilities	$533	$—	$533	$—

There were no Level 3 assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Impaired collateral-dependent loans	($4)	($8)	($6)	($27)
MSRs	—	1	3	1
Foreclosed assets	—	(1)	(1)	(2)
Leased assets	(2)	(15)	(2)	(15)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	June 30, 2018				December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$408	$—	$408	$—	$393	$—	$393	$—
MSRs	254	—	—	254	218	—	—	218
Foreclosed assets	25	—	25	—	31	—	31	—
Leased assets	108	—	108	—	112	—	112	—

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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,417	$4,260	$—	$—	$4,417	$4,260	$—	$—
Equity securities, at cost	769	769	—	—	769	769	—	—
Other loans held for sale	189	189	—	—	—	—	189	189
Loans and leases	113,407	112,637	—	—	408	408	112,999	112,229
Financial Liabilities:
Deposits	117,073	116,907	—	—	117,073	116,907	—	—
Federal funds purchased and securities sold under agreements to repurchase	326	326	—	—	326	326	—	—
Other short-term borrowed funds	1,499	1,499	—	—	1,499	1,499	—	—
Long-term borrowed funds	13,641	13,643	—	—	13,641	13,643	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,685	$4,668	$—	$—	$4,685	$4,668	$—	$—
Equity securities, at cost	722	722	—	—	722	722	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	110,617	111,168	—	—	393	393	110,224	110,775
Financial Liabilities:
Deposits	115,089	115,039	—	—	115,089	115,039	—	—
Federal funds purchased and securities sold under agreements to repurchase	815	815	—	—	815	815	—	—
Other short-term borrowed funds	1,856	1,856	—	—	1,856	1,856	—	—
Long-term borrowed funds	11,765	11,891	—	—	11,765	11,891	—	—
NOTE 13 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue from contracts with customers	$283	$548
Revenue from other sources	105	211
Noninterest income	$388	$759

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
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$100	$27	$127	$198	$53	$251
Card fees	51	9	60	103	18	121
Capital markets fees	—	51	51	—	88	88
Trust and investment services fees	43	—	43	83	—	83
Other banking fees	—	2	2	—	5	5
Total revenue from contracts with customers	$194	$89	$283	$384	$164	$548
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of June 30, 2018. A description of the above components of revenue from contracts with customers is presented below:
Service Charges and Fees
Service charges and fees include fees earned from deposit products in lieu of compensating balances, service charges for transactions performed upon depositors’ request, as well as fees earned from performing cash management activities. Service charges on deposit products are recognized over the period in which the related

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

service is provided, typically monthly. Service fees are recognized at a point in time upon completion of the requested service transaction. Fees on cash management products are recognized over time (typically monthly) as services are provided.
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
Capital Markets Fees
Capital markets fees include fees received from leading or participating in loan syndications, underwriting services and advisory fees. Loan syndication and underwriting fees are recognized as revenue at a point in time when the Company has rendered all services to, and is entitled to collect the fee from, the borrower or the issuer, and there are no other contingencies associated with the fee. Underwriting expenses passed through from the lead underwriter are recognized within other operating expense on the Consolidated Statements of Operations. Advisory fees for merger and acquisitions are recognized over time, while valuation services and fairness opinions are recognized at a point in time upon completion of the advisory service.
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the three and six months ended June 30, 2018, the Company recognized trailing commissions of $4 million and $8 million, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
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
Foreign Exchange and Interest Rate Products
Foreign exchange and interest rate products primarily includes the fees received from foreign exchange and interest rate derivative contracts executed with customers to meet their hedging and financing needs. These fees are generally recognized upon execution of the contracts. Foreign exchange and interest rate products also include the mark-to-market gains and losses recognized on (i) these customer contracts and (ii) offsetting derivative contracts that are executed with external counterparties to hedge the foreign exchange and interest rate risk associated with the customer contracts.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Bank-owned life insurance	$14	$14	$28	$26
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Deposit insurance	$28	$36	$59	$68
Promotional expense	34	29	59	55
Settlements and operating losses	12	12	24	25
Other	53	71	105	124
Other operating expense	$127	$148	$247	$272
NOTE 15 - INCOME TAXES
Income Tax Expense
Income tax expense was $124 million and $144 million for the three months ended June 30, 2018 and 2017, respectively, resulting in effective tax rates of 22.6% and 31.1%, respectively. Income tax expense was $237 million and $258 million for the six months ended June 30, 2018 and 2017, respectively, resulting in effective tax rates of 22.6% and 28.8%, respectively.
For the six months ended June 30, 2018, the effective tax rate of 22.6% was higher than the statutory rate of 21% primarily as a result of state taxes, partially offset by permanent benefits from tax credits and tax-exempt income. For the six months ended June 30, 2017, the effective tax rate of 28.8% compared favorably to the statutory rate of 35% primarily as a result of the impact of the settlement of certain state tax matters and the permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At June 30, 2018, the Company reported a net deferred tax liability of $456 million, compared to $571 million as of December 31, 2017. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per-share data)	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$425	$318	$813	$638
Less: Preferred stock dividends	—	—	7	7
Net income available to common stockholders	$425	$318	$806	$631
Denominator:
Weighted-average common shares outstanding - basic	484,744,354	506,371,846	486,114,872	507,903,141
Dilutive common shares: share-based awards	1,397,341	1,042,276	1,568,344	1,458,914
Weighted-average common shares outstanding - diluted	486,141,695	507,414,122	487,683,216	509,362,055
Earnings per common share:
Basic	$0.88	$0.63	$1.66	$1.24
Diluted	0.88	0.63	1.65	1.24
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three and six months ended June 30, 2018 did not have any antidilutive shares. The diluted EPS computation for the three and six months ended June 30, 2017 excluded 530,781 and 343,692 average share-based awards, respectively, because their inclusion would have been antidilutive.

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

					FDIA Requirements
	Actual		Minimum Capital Adequacy		Classification as Well-capitalized(6)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)	Amount	Ratio
June 30, 2018
Common equity tier 1 capital(1)	$14,604	11.2%	$8,327	6.375%	$8,490	6.5%
Tier 1 capital(2)	15,147	11.6	10,286	7.875	10,450	8.0
Total capital(3)	18,056	13.8	12,899	9.875	13,062	10.0
Tier 1 leverage(4)	15,147	10.2	5,934	4.000	7,417	5.0
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	$7,342	5.750%	$8,300	6.5%
Tier 1 capital(2)	14,556	11.4	9,258	7.250	10,215	8.0
Total capital(3)	17,781	13.9	11,812	9.250	12,769	10.0
Tier 1 leverage(4)	14,556	10.0	5,824	4.000	7,280	5.0
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
On April 5, 2018, the Company submitted its 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB did not object to the Company’s 2018 Capital Plan or its proposed capital actions in the period beginning July 1, 2018 and ending June 30, 2019. The Company’s 2018 Capital Plan includes an increase in quarterly common dividends from $0.22 to $0.27 per share in the third quarter of 2018, with the potential to raise quarterly common dividends to $0.32 per share beginning in 2019, and common share repurchases of up to $1.02 billion through the second quarter of 2019. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance and market conditions.
On June 29, 2018, the Company redeemed $333 million of its 5.158% fixed-to-floating rate callable subordinated debt due 2023. On May 24, 2018, the Company issued 300,000 shares of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $296 million.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended June 30, 2018 and 2017, the Company declared and paid dividends on common stock of $107 million and $71 million, respectively, and paid semi-annual preferred dividends of $7 million for both periods. During the six months ended June 30, 2018 and 2017, the Company declared and paid dividends on common stock of $215 million and $143 million, respectively, and declared and paid semi-annual preferred dividends of $7 million for both periods.

During the three months ended June 30, 2018 and 2017, the Parent Company repurchased $150 million and $130 million of its outstanding common stock, respectively. During the six months ended June 30, 2018 and 2017, the Parent Company repurchased $325 million and $260 million of its outstanding common stock, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

impairment charges. For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.

	As of and for the Three Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$759	$376	($14)	$1,121
Noninterest income	228	140	20	388
Total revenue	987	516	6	1,509
Noninterest expense	658	200	17	875
Profit (loss) before provision for credit losses	329	316	(11)	634
Provision for credit losses	66	9	10	85
Income (loss) before income tax expense (benefit)	263	307	(21)	549
Income tax expense (benefit)	66	70	(12)	124
Net income (loss)	$197	$237	($9)	$425
Total average assets	$61,232	$52,170	$39,851	$153,253

	As of and for the Three Months Ended June 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$657	$344	$25	$1,026
Noninterest income	229	130	11	370
Total revenue	886	474	36	1,396
Noninterest expense	644	192	28	864
Profit before provision for credit losses	242	282	8	532
Provision for credit losses	60	1	9	70
Income (loss) before income tax expense (benefit)	182	281	(1)	462
Income tax expense (benefit)	64	94	(14)	144
Net income	$118	$187	$13	$318
Total average assets	$59,244	$49,731	$40,903	$149,878

	As of and for the Six Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,492	$733	($13)	$2,212
Noninterest income	450	265	44	759
Total revenue	1,942	998	31	2,971
Noninterest expense	1,314	408	36	1,758
Profit (loss) before provision for credit losses	628	590	(5)	1,213
Provision for credit losses	138	5	20	163
Income (loss) before income tax expense (benefit)	490	585	(25)	1,050
Income tax expense (benefit)	123	133	(19)	237
Net income (loss)	$367	$452	($6)	$813
Total average assets	$61,290	$51,286	$39,817	$152,393

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Six Months Ended June 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,295	$690	$46	$2,031
Noninterest income	449	264	36	749
Total revenue	1,744	954	82	2,780
Noninterest expense	1,291	382	45	1,718
Profit before provision for credit losses	453	572	37	1,062
Provision for credit losses	124	20	22	166
Income before income tax expense (benefit)	329	552	15	896
Income tax expense (benefit)	116	185	(43)	258
Net income	$213	$367	$58	$638
Total average assets	$58,954	$49,488	$40,893	$149,335
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended June 30, 2018 are included in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
April 1, 2018 - April 30, 2018	2,825,172	$41.68	2,825,172	$32,256,438
May 1, 2018 - May 31, 2018	—	$—	—	$32,256,438
June 1, 2018 - June 30, 2018	773,970	$41.68	773,970	$—
(1) On June 29, 2017, the Company announced that its 2017 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $850 million for the four-quarter period ending with the second quarter of 2018. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the second quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by June 30, 2018. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (filed herewith as Exhibit 3.2)

4.2 Form of certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

10.1 Executive Employment Agreement, dated June 18, 2018, between the Registrant and C. Jack Read†*

11.1 Statement re: computation of earnings per share (filed herewith as Note 16 “Earnings Per Share” to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference)

12.1 Computation of Ratio of Earnings to Fixed Charges*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2018.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Randall J. Black
Name: Randall J. Black
Title: Executive Vice President
(Principal Accounting Officer and Authorized Officer)