Form 10-Q
period 2018-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2018-11-07
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2018

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
[✓] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
[✓] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[✓]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
There were 467,912,054 shares of Registrant’s common stock ($0.01 par value) outstanding on November 1, 2018.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
FAMC	Franklin American Mortgage Company
FAMC acquisition	The August 1, 2018 acquisition of Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont

CITIZENS FINANCIAL GROUP, INC.

NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, National Association and other subsidiaries)
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
VaR	Value at Risk
VIE	Variable Interest Entities

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $158.6 billion in assets as of September 30, 2018. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 2,900 ATMs and approximately 1,150 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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

•	Common equity tier 1 capital ratio, which represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
This document contains non-GAAP financial measures denoted as “Underlying” results. “Underlying” results for any given reporting period exclude certain items that may occur in that period which Management does not

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

consider indicative of the Company’s on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by our Management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our “Underlying” results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of “Underlying” results increases comparability of period-to-period results.
Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by such companies. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
Third Quarter 2018 compared with Third Quarter 2017 - Key Highlights
Third quarter 2018 net income of $443 million increased 27% from $348 million in third quarter 2017, with earnings per diluted common share of $0.91, up 34% from $0.68 per diluted common share in third quarter 2017. Third quarter 2018 ROTCE of 13.3% improved from 10.1% in third quarter 2017.
There were $7 million after-tax, or $0.02 per diluted common share, of notable items recorded in third quarter 2018 tied to integration costs associated with the acquisition of Franklin American Mortgage Company (“FAMC”). There were no notable items recorded in third quarter 2017.

	Three Months Ended September 30,
	2018			2017
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$910	$133	$443	$858	$165	$348
Less notable items:
FAMC integration costs	9	(2)	(7)	—	—	—
Underlying results* (non-GAAP)	$901	$135	$450	$858	$165	$348
* Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

•
Net income available to common stockholders of $436 million increased $95 million, or 28%, compared to $341 million in third quarter 2017, driven by 8% revenue growth, with 8% growth in net interest income and 9% growth in noninterest income.

◦	On an Underlying basis,* net income available to common stockholders increased $102 million, or 30%, to $443 million from third quarter 2017.

•	Total revenue of $1.6 billion increased $121 million, or 8%, from third quarter 2017, driven by strength in net interest income and noninterest income.

◦	Net interest income of $1.1 billion increased $86 million, or 8%, compared to $1.1 billion in third quarter 2017, driven by improvement in net interest margin and 4% average loan growth.

◦
Net interest margin of 3.19% increased by 14 basis points, compared to 3.05% in third quarter 2017, reflecting higher interest-earning asset yields given higher rates and continued mix shift towards higher-yielding assets, partially offset by higher deposit and other funding costs. The 14 basis point increase included a 1 basis point reduction associated with FAMC.

–
Average loans and leases of $114.0 billion increased $4.5 billion, or 4%, from $109.5 billion in third quarter 2017, reflecting a $3.1 billion increase in commercial loans and leases and a $1.4 billion increase in retail loans.

–
Average deposits of $117.0 billion increased $4.1 billion, or 4%, from $112.9 billion in third quarter 2017, reflecting growth in term deposits, demand deposits and savings, partially offset by lower money market accounts and checking with interest.

◦	Noninterest income of $416 million increased $35 million, or 9%, from third quarter 2017, driven by a $24 million increase in mortgage banking fees related to FAMC.

•
Noninterest expense of $910 million increased $52 million, or 6%, compared to $858 million in third quarter 2017, driven by $25 million of FAMC costs, primarily related to salaries and employee benefits, and $9 million of pre-tax FAMC integration costs, composed of $5 million in salaries and employee benefits, $3 million of other operating expense and $1 million of outside services.

◦	On an Underlying basis,* noninterest expense increased $43 million, or 5%, from third quarter 2017, driven by $25 million of FAMC costs, primarily related to salaries and employee benefits.

•
Continued focus on top-line growth and expense management helped deliver positive operating leverage of 2.2% from third quarter 2017, and a 121 basis point improvement in the efficiency ratio to 58.2%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

◦
On an Underlying basis,* operating leverage was 3.3% despite a 116 basis point reduction associated with the impact of FAMC, and the efficiency ratio improved 179 basis points to 57.6% from third quarter 2017, including a 67 basis point increase associated with the impact of FAMC.

•	ROTCE of 13.3% improved 316 basis points from 10.1% in third quarter 2017.

◦	On an Underlying basis,* ROTCE improved 337 basis points to 13.5% in third quarter 2018.

•	Tangible book value per common share improved to $27.66, up 2%, from third quarter 2017. Fully diluted average common shares outstanding decreased 5%, or 24.6 million shares over the same period.

•
Provision for credit losses of $78 million increased $6 million, or 8%, from $72 million in third quarter 2017, reflecting higher commercial net charge-offs from third quarter 2017 levels that included higher recoveries, and higher retail net charge-offs tied to seasoning in unsecured products.

•	Net charge-offs of $86 million increased $21 million, or 32%, from $65 million in third quarter 2017. The ALLL of $1.2 billion increased $6 million compared to December 31, 2017.

◦	ALLL to total loans and leases of 1.08% as of September 30, 2018 compared with 1.12% as of December 31, 2017.

◦	ALLL to nonperforming loans and leases ratio of 149% as of September 30, 2018, compared with 142% as of December 31, 2017.

•	The effective income tax rate decreased to 23.2% from 32.2% in third quarter 2017, primarily driven by the impact of December 2017 tax reform.
Nine Months Ended 2018 compared with Nine Months Ended 2017 - Key Highlights
Net income of $1.3 billion increased 27% from $986 million in the first nine months of 2017, with earnings per diluted common share of $2.57, up 34% from $1.92 per diluted common share over the first nine months of 2017. ROTCE of 12.6% improved from 9.8% in the first nine months of 2017.
There were $7 million after-tax, or $0.01 per diluted common share, of notable items in the first nine months of 2018 tied to the FAMC integration costs. Notable items in the same period last year consisted of $23 million in state tax settlement benefits, or $0.05 per diluted common share, and $26 million pre-tax impairments on aircraft lease assets, reducing noninterest income by $11 million and increasing noninterest expense by $15 million.

	Nine Months Ended September 30,
	2018					2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,175	$2,668	$241	$370	$1,256	$1,130	$2,576	$238	$423	$986
Less notable items:
FAMC integration costs	—	9	—	(2)	(7)	—	—	—	—	—
Lease impairment credit-related costs	—	—	—	—	—	(11)	15	(26)	—	—
Settlement of certain state tax matters	—	—	—	—	—	—	—	—	(23)	23
Total Notable items	$—	$9	$—	($2)	($7)	($11)	$15	($26)	($23)	$23
Underlying results* (non-GAAP)	$1,175	$2,659	$241	$372	$1,263	$1,141	$2,561	$264	$446	$963
* Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used By Management and Non-GAAP Financial Measures” and “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”

•	Net income available to common stockholders of $1.2 billion increased $270 million, or 28%, compared to $972 million in the first nine months of 2017.

◦	On an Underlying basis,* net income available to common stockholders increased by 32%, led by 7% revenue growth with 9% growth in net interest income.

•	Total revenue of $4.5 billion increased $312 million, or 7%, from the first nine months of 2017, driven by strong net interest and noninterest income growth:

◦	Net interest income of $3.4 billion increased $267 million, or 9%, compared to $3.1 billion in the first nine months of 2017, driven by higher loan yields and 3% average loan growth.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

◦
Net interest margin of 3.18% increased 18 basis points from 3.00% in the first nine months of 2017, reflecting the benefit of higher interest rates and continued mix shift towards higher-yielding assets, partially offset by higher deposit and other funding costs.

–
Average loans and leases of $112.7 billion increased $3.8 billion, or 3%, from $108.9 billion in the first nine months of 2017, reflecting a $1.9 billion increase in commercial loans and leases and a $1.8 billion increase in retail loans.

–
Average deposits of $115.2 billion increased $4.0 billion, or 4%, from $111.2 billion in the first nine months of 2017, reflecting strength in term, checking with interest, savings and demand deposits.

◦
Noninterest income of $1.2 billion increased $45 million, or 4%, from the first nine months of 2017, driven by strength in mortgage banking fees, including the $24 million impact of FAMC, as well as foreign exchange and interest rate products, trust and investment services fees, card fees and letter of credit and loan fees, partially offset by lower capital market fees and service charges and fees.

–	On an Underlying basis,* noninterest income increased $34 million from $1.1 billion in the first nine months of 2017, excluding the $11 million impact of 2017 aircraft finance lease impairments.

•
Noninterest expense of $2.7 billion increased $92 million, or 4% from $2.6 billion in the first nine months of 2017, reflecting higher salaries and employee benefits driven by higher revenue-based incentives and merit increases, higher outside services expense, including continued investments to drive growth, $25 million of FAMC costs, primarily in salaries and employee benefits, and $9 million of FAMC integration costs. These increases were partially offset by lower other operating expense.

◦
On an Underlying basis,* noninterest expense increased 4% from the first nine months of 2017, and excluded the $9 million of FAMC integration costs and the $15 million of 2017 aircraft operating lease impairments.

•	Operating leverage improved to 3.8%, the efficiency ratio improved by 215 basis points to 58.8% compared to the first nine months of 2017, and ROTCE moved to 12.6%.

◦	On an Underlying basis,* operating leverage was 3.2%, the efficiency ratio improved 183 basis points from 60.5% in the first nine months of 2017 and ROTCE increased 314 basis points from 9.6%.

•	Earnings per diluted common share increased $0.65, or 34%, from the first nine months of 2017.

◦	On an Underlying basis,* earnings per diluted common share increased $0.71, or 38%, from the first nine months of 2017.

•	Tangible book value per common share improved 2% to $27.66 from September 30, 2017. Fully diluted average common shares outstanding decreased by 22.8 million shares over the first nine months of 2018.

•	Provision for credit losses of $241 million increased $3 million, or 1%, from $238 million for the first nine months of 2017.

◦
On an Underlying basis,* total credit-related costs decreased $23 million, or 9%, from $264 million in the first nine months of 2017, driven primarily by the $26 million impact of 2017 aircraft lease impairments.

•	Net charge-offs of $232 million increased $5 million, or 2%, from $227 million in the first nine months of 2017. The ALLL of $1.2 billion increased $6 million compared to December 31, 2017.

◦	ALLL to total loans and leases of 1.08% decreased from 1.12% as of December 31, 2017.

◦	The ALLL to nonperforming loans and leases ratio of 149% increased from 142% as of December 31, 2017.

•
The effective income tax rate decreased to 22.8% from 30.0% in the first nine months of 2017, primarily driven by the impact of December 2017 tax reform, partially offset by the prior year settlement of certain state tax matters.

◦	On an Underlying basis,* the effective income tax rate decreased to 22.8% from 31.7% in the first nine months of 2017, primarily due to the impact of December 2017 tax reform.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and nine months ended September 30, 2018 and 2017 and the summary Consolidated Balance Sheet data as of September 30, 2018 and December 31, 2017 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this report. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	2018	2017	2018	2017
OPERATING DATA:
Net interest income	$1,148	$1,062	$3,360	$3,093
Noninterest income	416	381	1,175	1,130
Total revenue	1,564	1,443	4,535	4,223
Provision for credit losses	78	72	241	238
Noninterest expense	910	858	2,668	2,576
Income before income tax expense	576	513	1,626	1,409
Income tax expense	133	165	370	423
Net income	$443	$348	$1,256	$986
Net income available to common stockholders	$436	$341	$1,242	$972
Net income per common share - basic	$0.92	$0.68	$2.57	$1.92
Net income per common share - diluted	$0.91	$0.68	$2.57	$1.92
OTHER OPERATING DATA:
Return on average common equity	8.82%	6.87%	8.44%	6.63%
Return on average tangible common equity	13.29	10.13	12.64	9.80
Return on average total assets	1.13	0.92	1.09	0.88
Return on average total tangible assets	1.18	0.96	1.14	0.92
Efficiency ratio	58.20	59.41	58.84	60.99
Operating leverage	2.21	5.61	3.79	5.67
Net interest margin	3.19	3.05	3.18	3.00
Effective income tax rate	23.16	32.18	22.77	30.04

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	September 30, 2018	December 31, 2017
BALANCE SHEET DATA:
Total assets	$158,598	$152,336
Loans held for sale, at fair value	1,303	497
Other loans held for sale	27	221
Loans and leases	114,720	110,617
Allowance for loan and lease losses	(1,242)	(1,236)
Total securities	25,485	25,733
Goodwill	6,946	6,887
Total liabilities	138,322	132,066
Total deposits	117,075	115,089
Federal funds purchased and securities sold under agreements to repurchase	374	815
Other short-term borrowed funds	2,006	1,856
Long-term borrowed funds	15,639	11,765
Total stockholders’ equity	20,276	20,270
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.08%	1.12%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	149.29	141.96
Nonperforming loans and leases as a percentage of total loans and leases	0.73	0.79
Capital Ratios:
CET1 capital ratio (1)	10.8%	11.2%
Tier 1 capital ratio (2)	11.2	11.4
Total capital ratio (3)	13.4	13.9
Tier 1 leverage ratio (4)	9.9	10.0
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Income
The following table presents the significant components of our net income:

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Operating Data:
Net interest income	$1,148	$1,062	$86		8%	$3,360	$3,093	$267		9%
Noninterest income	416	381	35		9	1,175	1,130	45		4
Total revenue	1,564	1,443	121		8	4,535	4,223	312		7
Provision for credit losses	78	72	6		8	241	238	3		1
Noninterest expense	910	858	52		6	2,668	2,576	92		4
Income before income tax expense	576	513	63		12	1,626	1,409	217		15
Income tax expense	133	165	(32)		(19)	370	423	(53)		(13)
Net income	$443	$348	$95		27	$1,256	$986	$270		27
Net income available to common stockholders	$436	$341	$95		28%	$1,242	$972	$270		28%
Return on average common equity	8.82%	6.87%	195	bps		8.44%	6.63%	181	bps
Return on average tangible common equity	13.29%	10.13%	316	bps		12.64%	9.80%	284	bps

Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the effective yield on such assets and the effective cost of such liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” included in this report and “—Risk Governance” as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,604	$7	1.85%	$1,663	$5	1.14%	($59)	71 bps
Taxable investment securities	25,225	167	2.65	25,588	155	2.42	(363)	23
Non-taxable investment securities	6	—	2.60	7	—	2.60	(1)	—
Total investment securities	25,231	167	2.65	25,595	155	2.42	(364)	23
Commercial	39,592	419	4.14	37,448	344	3.61	2,144	53
Commercial real estate	12,656	147	4.56	11,401	108	3.69	1,255	87
Leases	3,028	21	2.74	3,302	21	2.54	(274)	20
Total commercial loans and leases	55,276	587	4.16	52,151	473	3.56	3,125	60
Residential mortgages	18,147	164	3.62	16,323	146	3.57	1,824	5
Home equity loans	1,168	18	5.93	1,547	22	5.72	(379)	21
Home equity lines of credit	12,925	152	4.66	13,608	135	3.93	(683)	73
Home equity loans serviced by others	444	8	7.45	618	11	7.04	(174)	41
Home equity lines of credit serviced by others	118	2	4.89	173	2	4.05	(55)	84
Automobile	12,379	117	3.74	13,349	111	3.31	(970)	43
Education	8,481	124	5.78	7,814	106	5.36	667	42
Credit cards	1,909	52	10.77	1,738	47	10.69	171	8
Other retail	3,124	63	8.10	2,163	43	7.88	961	22
Total retail loans	58,695	700	4.73	57,333	623	4.32	1,362	41
Total loans and leases	113,971	1,287	4.46	109,484	1,096	3.96	4,487	50
Loans held for sale, at fair value	1,228	14	4.49	503	5	3.69	725	80
Other loans held for sale	129	2	6.44	234	3	4.72	(105)	172
Interest-earning assets	142,163	1,477	4.11	137,479	1,264	3.64	4,684	47
Allowance for loan and lease losses	(1,255)			(1,220)			(35)
Goodwill	6,926			6,887			39
Other noninterest-earning assets	7,790			6,866			924
Total assets	$155,624			$150,012			$5,612
Liabilities and Stockholders’ Equity
Checking with interest	$21,780	$36	0.67%	$21,909	$23	0.43%	($129)	24 bps
Money market accounts	36,593	95	1.03	37,535	54	0.57	(942)	46
Regular savings	10,198	3	0.12	9,491	1	0.04	707	8
Term deposits	18,764	80	1.68	15,971	45	1.09	2,793	59
Total interest-bearing deposits	87,335	214	0.98	84,906	123	0.58	2,429	40
Federal funds purchased and securities sold under agreements to repurchase (1)	643	2	0.93	733	1	0.50	(90)	43
Other short-term borrowed funds	2,239	19	3.21	1,624	7	1.55	615	166
Long-term borrowed funds	12,793	94	2.94	12,210	71	2.31	583	63
Total borrowed funds	15,675	115	2.90	14,567	79	2.14	1,108	76
Total interest-bearing liabilities	103,010	329	1.27	99,473	202	0.80	3,537	47
Demand deposits	29,703			28,041			1,662
Other liabilities	2,769			2,523			246
Total liabilities	135,482			130,037			5,445
Stockholders’ equity	20,142			19,975			167
Total liabilities and stockholders’ equity	$155,624			$150,012			$5,612
Interest rate spread			2.84%			2.84%		—
Net interest income		$1,148			$1,062
Net interest margin			3.19%			3.05%		14 bps
Memo: Total deposits (interest-bearing and demand)	$117,038	$214	0.73%	$112,947	$123	0.43%	$4,091	30 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

Net interest margin of 3.19% increased 14 basis points compared to 3.05% in third quarter 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift towards higher-yielding assets, partially offset by higher deposit and other funding costs. The 14 basis points increase included a one basis point reduction associated with FAMC.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning asset yields of 4.11% increased 47 basis points from 3.64% in third quarter 2017, and average interest-bearing liability costs of 1.27% also increased 47 basis points from 0.80% in third quarter 2017.
Average interest-earning assets of $142.2 billion increased $4.7 billion, or 3%, from third quarter 2017, driven by a $3.1 billion increase in average commercial loans and leases and a $1.4 billion increase in average retail loans, partially offset by a $423 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by strength in commercial and commercial real estate. Retail loan growth was driven by strength in residential mortgage, other retail, education and credit cards.
Average deposits of $117.0 billion increased $4.1 billion from third quarter 2017, reflecting growth in term deposits, checking with interest, savings and demand deposits. Total interest-bearing deposit costs of $214 million increased $91 million, or 74%, from $123 million in third quarter 2017, primarily due to the impact of rising rates and a shift in mix.
Average total borrowed funds of $15.7 billion increased $1.1 billion from third quarter 2017, reflecting an increase in other short-term borrowed funds and long-term borrowed funds, partially offset by a decrease in federal funds purchased and repurchase agreements. Total borrowed funds costs of $115 million increased $36 million from third quarter 2017. The total borrowed funds yield of 2.90% increased 76 basis points from 2.14% in third quarter 2017 due to the rise in benchmark interest rates.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine Months Ended September 30,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,616	$21	1.75%	$1,902	$13	0.87%	($286)	88 bps
Taxable investment securities	25,284	500	2.64	25,702	469	2.43	(418)	21
Non-taxable investment securities	6	—	2.60	7	—	2.60	(1)	—
Total investment securities	25,290	500	2.64	25,709	469	2.43	(419)	21
Commercial	38,990	1,181	3.99	37,603	982	3.45	1,387	54
Commercial real estate	12,096	400	4.36	11,105	292	3.46	991	90
Leases	3,071	62	2.68	3,517	66	2.50	(446)	18
Total commercial loans and leases	54,157	1,643	4.00	52,225	1,340	3.39	1,932	61
Residential mortgages	17,603	473	3.58	15,755	422	3.57	1,848	1
Home equity loans	1,253	55	5.86	1,668	71	5.71	(415)	15
Home equity lines of credit	13,129	434	4.42	13,775	379	3.68	(646)	74
Home equity loans serviced by others	481	26	7.33	668	35	7.06	(187)	27
Home equity lines of credit serviced by others	130	4	4.14	189	6	4.00	(59)	14
Automobile	12,681	342	3.60	13,563	328	3.23	(882)	37
Education	8,380	357	5.69	7,384	292	5.29	996	40
Credit cards	1,864	150	10.74	1,699	138	10.85	165	(11)
Other retail	2,980	179	8.06	1,976	117	7.94	1,004	12
Total retail loans	58,501	2,020	4.61	56,677	1,788	4.21	1,824	40
Total loans and leases	112,658	3,663	4.32	108,902	3,128	3.82	3,756	50
Loans held for sale, at fair value	709	23	4.27	492	13	3.53	217	74
Other loans held for sale	193	9	6.32	158	6	5.29	35	103
Interest-earning assets	140,466	4,216	3.99	137,163	3,629	3.52	3,303	47
Allowance for loan and lease losses	(1,246)			(1,226)			(20)
Goodwill	6,900			6,882			18
Other noninterest-earning assets	7,362			6,744			618
Total assets	$153,482			$149,563			$3,919
Liabilities and Stockholders’ Equity
Checking with interest	$21,877	$96	0.59%	$21,457	$56	0.35%	$420	24 bps
Money market accounts	36,689	239	0.87	37,439	140	0.50	(750)	37
Regular savings	9,907	5	0.07	9,355	3	0.04	552	3
Term deposits	17,710	200	1.51	15,104	112	0.99	2,606	52
Total interest-bearing deposits	86,183	540	0.84	83,355	311	0.50	2,828	34
Federal funds purchased and securities sold under agreements to repurchase (1)	598	4	0.78	807	2	0.36	(209)	42
Other short-term borrowed funds	1,802	42	3.08	2,283	22	1.23	(481)	185
Long-term borrowed funds	13,242	270	2.71	12,755	201	2.10	487	61
Total borrowed funds	15,642	316	2.68	15,845	225	1.88	(203)	80
Total interest-bearing liabilities	101,825	856	1.12	99,200	536	0.72	2,625	40
Demand deposits	29,031			27,886			1,145
Other liabilities	2,551			2,613			(62)
Total liabilities	133,407			129,699			3,708
Stockholders’ equity	20,075			19,864			211
Total liabilities and stockholders’ equity	$153,482			$149,563			$3,919
Interest rate spread			2.87%			2.80%		7
Net interest income		$3,360			$3,093
Net interest margin			3.18%			3.00%		18 bps
Memo: Total deposits (interest-bearing and demand)	$115,214	$540	0.63%	$111,241	$311	0.37%	$3,973	26 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

Net interest margin of 3.18% increased 18 basis points compared to 3.00% in the first nine months of 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift toward higher-yielding assets. These results were partially offset by the impact of higher deposit and other funding costs. Average interest-earning asset yields of 3.99% increased 47 basis points from 3.52% in the first nine months of 2017, while average interest-bearing liability costs of 1.12% increased 40 basis points from 0.72% in the first nine months of 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets of $140.5 billion increased $3.3 billion, or 2%, from the first nine months of 2017, driven by a $1.9 billion increase in average commercial loans and leases and a $1.8 billion increase in average retail loans, partially offset by a $705 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education and other retail.
Average deposits of $115.2 billion increased $4.0 billion from the first nine months of 2017, reflecting growth in term deposits, checking with interest, savings and demand deposits. Total interest-bearing deposit costs of $540 million increased $229 million, or 74%, from $311 million in the first nine months of 2017, primarily due to rising rates.
Average total borrowed funds of $15.6 billion decreased $203 million from the first nine months of 2017, reflecting a decrease in other short-term borrowed funds and a decrease in federal funds purchased and repurchase agreements, partially offset by an increase in long-term borrowed funds, primarily senior debt. Total borrowed funds costs of $316 million increased $91 million from the first nine months of 2017. The total borrowed funds cost of 2.68% increased 80 basis points from 1.88% in the first nine months of 2017 due to an increase in long-term rates and a mix shift to long-term senior debt.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Service charges and fees	$131	$131	$—	—%	$382	$385	($3)	(1%)
Card fees	61	58	3	5	182	177	5	3
Capital markets fees	47	53	(6)	(11)	134	152	(18)	(12)
Trust and investment services fees	45	38	7	18	128	116	12	10
Letter of credit and loan fees	32	30	2	7	94	90	4	4
Foreign exchange and interest rate products	31	24	7	29	92	77	15	19
Mortgage banking fees	49	27	22	81	101	80	21	26
Securities gains, net	3	2	1	50	13	9	4	44
Other income (1)	17	18	(1)	(6)	49	44	5	11
Noninterest income(2)	$416	$381	$35	9%	$1,175	$1,130	$45	4%
(1) Includes net securities impairment losses on debt securities available for sale recognized in earnings, bank-owned life insurance income and other income. Amounts for the three and nine months ended September 30, 2017 include $11 million of aircraft finance lease impairment charges.
(2) 2018 noninterest income amounts reflect the adoption of ASU 2014-09, Revenue From Contracts With Customers (Topic 606).

Noninterest income of $416 million increased $35 million, or 9%, from $381 million in third quarter 2017 driven by a $24 million increase in mortgage banking fees related to FAMC. Third quarter results also reflect growth in trust and investment services fees, foreign exchange and interest rate products, card fees and letter of credit and loan fees, partially offset by lower capital market fees, including lower loan syndication fees in line with overall market activity.
Noninterest income of $1.2 billion increased $45 million, or 4%, from $1.1 billion in the first nine months of 2017, driven by strength in mortgage banking fees, reflecting the $24 million impact of FAMC, as well as foreign exchange and interest rate products, trust and investment services fees, card fees and letter of credit and loan fees, partially offset by lower capital market fees and service charges and fees. Excluding the impact of 2017 aircraft finance lease impairments, Underlying noninterest income* in the first nine months of 2018 increased $34 million, or 3%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Credit Losses
The provision for credit losses of $78 million increased $6 million, or 8%, from $72 million in third quarter 2017, reflecting strategic growth in high-quality commercial and retail assets. Third quarter 2018 results reflected an $8 million reserve release, compared to a $7 million reserve build in third quarter 2017, largely due to continued improvements in both the commercial credit risk profile and retail product mix. Third quarter 2018 net charge-offs of $86 million were $21 million higher than third quarter 2017 of $65 million, primarily reflecting lower commercial recoveries and seasoning in unsecured retail and education portfolios.
The provision for credit losses of $241 million increased $3 million compared to $238 million in the first nine months of 2017, reflecting moderately lower reserve growth partially offset by slightly higher net charge-offs. The first nine months of 2018 results reflected a $9 million reserve build, compared to an $11 million reserve build in the first nine months of 2017. Net charge-offs for the first nine months of 2018 of $232 million were $5 million higher than first nine months 2017 due to higher retail charge-offs, partially offset by lower commercial charge-offs. On an Underlying basis,* total credit-related costs decreased $23 million, primarily due to the impact of 2017 aircraft lease impairments.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Salaries and employee benefits(1)(3)	$474	$438	$36	8%	$1,397	$1,316	$81	6%
Outside services(3)	107	99	8	8	312	286	26	9
Occupancy	81	78	3	4	241	239	2	1
Equipment expense	70	65	5	8	201	196	5	3
Amortization of software	47	45	2	4	139	134	5	4
Other operating expense(1)(2)(3)	131	133	(2)	(2)	378	405	(27)	(7)
Noninterest expense	$910	$858	$52	6%	$2,668	$2,576	$92	4%
(1) Salaries and employee benefits and other operating expense amounts reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(2) Amounts for the nine months ended September 30, 2017 include $15 million of aircraft operating lease impairment charges.
(3) Amounts for the three and nine months ended September 30, 2018 include $9 million of pre-tax FAMC integration costs, of which $5 million is included in salaries and employee benefits, $1 million is included in outside services and $3 million is included in other operating expense.

Noninterest expense of $910 million increased $52 million, or 6%, from third quarter 2017, driven by $25 million of FAMC costs, primarily in salaries and employee benefits, and $9 million of FAMC integration costs. Additionally, higher salaries and employee benefits, outside services, equipment expense, occupancy and higher amortization of software were partially offset by lower other operating expense. Excluding FAMC integration costs, Underlying noninterest expense* increased $43 million, or 5%.
Noninterest expense of $2.7 billion increased $92 million, or 4%, from the first nine months of 2017, reflecting higher salaries and employee benefits, driven by higher revenue-based incentives and merit increases, as well as higher outside services expense, including continued investments to drive growth, $25 million of FAMC costs, primarily in salaries and employee benefits, and $9 million of FAMC integration costs. These increases were partially offset by lower other operating expense. Excluding FAMC integration costs and the impact of 2017 aircraft operating lease impairments, Underlying noninterest expense* increased $98 million, or 4%.
Income Tax Expense
Income tax expense was $133 million and $165 million in third quarter 2018 and 2017, respectively. Our effective income tax rates in third quarter 2018 and 2017 were 23.2% and 32.2%, respectively. The decrease in the effective income tax rate was driven by the impact of December 2017 tax reform.
Income tax expense was $370 million and $423 million in the first nine months of 2018 and 2017, respectively. Our effective income tax rates in the first nine months of 2018 and 2017 were 22.8% and 30.0%, respectively. The

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

decrease in the effective income tax rate was driven by the impact of December 2017 tax reform, partially offset by the prior year beneficial settlement of certain state tax matters.
At September 30, 2018, our net deferred tax liability was $430 million, compared with $571 million at December 31, 2017. The decrease in the net deferred tax liability was attributable to the tax effect of interest rate driven net unrealized losses on securities and derivatives. For further discussion, see Note 16 “Income Taxes” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended September 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income(1)	$776	$380	($8)	$1,148
Noninterest income	258	140	18	416
Total revenue	1,034	520	10	1,564
Noninterest expense	686	202	22	910
Profit (loss) before provision for credit losses	348	318	(12)	654
Provision for credit losses	71	14	(7)	78
Income (loss) before income tax expense (benefit)	277	304	(5)	576
Income tax expense (benefit)	70	70	(7)	133
Net income	$207	$234	$2	$443
Loans and leases (period-end)(2)	$61,797	$51,879	$2,374	$116,050
Average Balances:
Total assets	$62,974	$52,871	$39,779	$155,624
Total loans and leases(2)	61,045	51,881	2,402	115,328
Deposits	78,128	31,224	7,686	117,038
Interest-earning assets	61,097	52,137	28,929	142,163
Key Performance Metrics:
Net interest margin(3)	5.04%	2.89%	NM	3.19%
Efficiency ratio	66.29	38.83	NM	58.20
Loans-to-deposits ratio (average balances)(4)	76.79	165.17	NM	97.38
Return on average total tangible assets(3)	1.31	1.75	NM	1.18
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
(2) Includes loans held for sale.
(3) Ratios for the period ended September 30, 2018 are presented on an annualized basis.
(4) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended September 30, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$674	$354	$34	$1,062
Noninterest income	227	136	18	381
Total revenue	901	490	52	1,443
Noninterest expense	648	195	15	858
Profit before provision for credit losses	253	295	37	585
Provision for credit losses	65	—	7	72
Income before income tax expense	188	295	30	513
Income tax expense	66	94	5	165
Net income	$122	$201	$25	$348
Loans and leases (period-end)(1)	$59,211	$49,313	$2,851	$111,375
Average Balances:
Total assets	$60,012	$49,833	$40,167	$150,012
Total loans and leases(1)	58,679	48,746	2,796	110,221
Deposits	75,085	30,751	7,111	112,947
Interest-earning assets	58,729	48,875	29,875	137,479
Key Performance Metrics:
Net interest margin(2)	4.55%	2.88%	NM	3.05%
Efficiency ratio	71.88	39.39	NM	59.41
Loans-to-deposits ratio (average balances)(3)	77.69	157.26	NM	96.93
Return on average total tangible assets(2)	0.81	1.60	NM	0.96
(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2017 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income(1)	$2,268	$1,113	($21)	$3,360
Noninterest income	708	405	62	1,175
Total revenue	2,976	1,518	41	4,535
Noninterest expense	2,000	610	58	2,668
Profit (loss) before provision for credit losses	976	908	(17)	1,867
Provision for credit losses	209	19	13	241
Income (loss) before income tax expense (benefit)	767	889	(30)	1,626
Income tax expense (benefit)	193	203	(26)	370
Net income (loss)	$574	$686	($4)	$1,256
Loans and leases (period-end)(2)	$61,797	$51,879	$2,374	$116,050
Average Balances:
Total assets	$61,857	$51,820	$39,805	$153,482
Total loans and leases(2)	60,277	50,799	2,484	113,560
Deposits	76,992	30,736	7,486	115,214
Interest-earning assets	60,328	51,016	29,122	140,466
Key Performance Metrics:
Net interest margin(3)	5.03%	2.92%	NM	3.18%
Efficiency ratio	67.20	40.16	NM	58.84
Loans-to-deposits ratio (average balances)(4)	77.59	164.08	NM	97.78
Return on average total tangible assets(3)	1.24	1.77	NM	1.14
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
(2) Includes loans held for sale.
(3) Ratios for the period ended September 30, 2018 are presented on an annualized basis.
(4) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2017
(dollars in millions)	Consumer Banking		Commercial Banking	Other(4)	Consolidated
Net interest income	$1,969		$1,044	$80	$3,093
Noninterest income	676		400	54	1,130
Total revenue	2,645		1,444	134	4,223
Noninterest expense	1,939		577	60	2,576
Profit before provision for credit losses	706		867	74	1,647
Provision for credit losses	189		20	29	238
Income before income tax expense (benefit)	517		847	45	1,409
Income tax expense (benefit)	182		279	(38)	423
Net income	$335		$568	$83	$986
Loans and leases (period-end)(1)	$59,211		$49,313	$2,851	$111,375
Average Balances:
Total assets	$59,310		$49,604	$40,649	$149,563
Total loans and leases(1)	57,975	—	48,560	3,017	109,552
Deposits	74,778		29,496	6,967	111,241
Interest-earning assets	58,026		48,696	30,441	137,163
Key Performance Metrics
Net interest margin(2)	4.54%		2.87%	NM	3.00%
Efficiency ratio	73.28		39.89	NM	60.99
Loans-to-deposits ratio (average balances)(3)	77.04		163.72	NM	97.90
Return on average total tangible assets(2)	0.76		1.53	NM	0.92
(1) Includes loans held for sale.
(2) Ratios for the period ended September 30, 2017 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
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

We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units.
Our capital levels are evaluated and managed centrally, however, capital is allocated on a risk-adjusted basis considering economic and regulatory capital requirements to the business operating segments to support evaluation of business performance. Because funding and asset liability management is a central function, funds transfer pricing (“FTP”) methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business operating segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the FTP process, is included in Other. We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments.
Provision for credit losses is allocated to each business operating segment based on respective actual net charge-offs . The difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
Noninterest income and expense are directly attributed to each business operating segment, including fees, service charges, salaries and benefits, and other direct revenues and costs, and are respectively accounted for in a manner similar to our unaudited interim Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by each business operating segment. Noninterest expenses incurred by centrally managed

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

operations or business operating segments that directly support another business operating segment’s operations are charged to the applicable business operating segment based on its utilization of those services.
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
Consumer Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Net interest income(1)	$776	$674	$102		15%	$2,268	$1,969	$299		15%
Noninterest income	258	227	31		14	708	676	32		5
Total revenue	1,034	901	133		15	2,976	2,645	331		13
Noninterest expense	686	648	38		6	2,000	1,939	61		3
Profit before provision for credit losses	348	253	95		38	976	706	270		38
Provision for credit losses	71	65	6		9	209	189	20		11
Income before income tax expense	277	188	89		47	767	517	250		48
Income tax expense	70	66	4		6	193	182	11		6
Net income	$207	$122	$85		70	$574	$335	$239		71
Loans (period-end)(2)	$61,797	$59,211	$2,586		4	$61,797	$59,211	$2,586		4
Average Balances:
Total assets	$62,974	$60,012	$2,962		5%	$61,857	$59,310	$2,547		4%
Total loans and leases(2)	61,045	58,679	2,366		4	60,277	57,975	2,302		4
Deposits	78,128	75,085	3,043		4	76,992	74,778	2,214		3
Interest-earning assets	61,097	58,729	2,368		4	60,328	58,026	2,302		4
Key Performance Metrics:
Net interest margin(3)	5.04%	4.55%	49	bps		5.03%	4.54%	49	bps
Efficiency ratio	66.29	71.88	(559	) bps		67.20	73.28	(608	) bps
Loans-to-deposits ratio (average balances)(4)	76.79	77.69	(90	) bps		77.59	77.04	55	bps
Return on average total tangible assets(3)	1.31	0.81	50	bps		1.24	0.76	48	bps
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
(2)  Includes loans held for sale.
(3) Ratios for the periods ended September 30, 2018 and 2017 are presented on an annualized basis.
(4) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.

Consumer Banking net interest income of $776 million increased $102 million, or 15%, from third quarter 2017, driven by the impact of the FTP methodology enhancement as well as the benefit of a $2.4 billion increase in average loans led by residential mortgage, education and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs. Noninterest income increased $31 million from third quarter 2017, driven by a $24 million increase in mortgage banking fees related to FAMC. Results also reflect higher trust and investment services fees. Noninterest expense of $686 million increased $38 million, or 6%, from third quarter 2017, driven by a $25 million increase resulting from FAMC, higher salaries and benefits, and advertising. Provision for credit losses of $71 million increased $6 million, or 9%, reflecting loan growth and seasoning in unsecured retail and education.
Consumer Banking net interest income of $2.3 billion increased $299 million, or 15%, from the first nine months of 2017, driven by the impact of the FTP methodology enhancement as well as the benefit of a $2.3 billion increase in average loans led by residential mortgage, education and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs. Noninterest income increased $32 million from the first nine months of 2017, driven by a $24 million increase in mortgage banking fees related to FAMC. Results also reflect higher trust and investment

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

service fees partially offset by lower service charges and fees. Noninterest expense of $2.0 billion increased $61 million, or 3%, from the first nine months of 2017, driven by a $25 million increase related to FAMC, higher salaries and employee benefits, advertising, and outside services. Provision for credit losses of $209 million increased $20 million, or 11%, reflecting balance growth and seasoning in unsecured retail and education.
On November 5, 2018, we announced the acquisition of Clarfeld Financial Advisors, LLC, a leading wealth management firm and multi-family office headquartered in Tarrytown, New York.
Commercial Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change		Percent	2018	2017	Change		Percent
Net interest income(1)	$380	$354	$26		7%	$1,113	$1,044	$69		7%
Noninterest income	140	136	4		3	405	400	5		1
Total revenue	520	490	30		6	1,518	1,444	74		5
Noninterest expense	202	195	7		4	610	577	33		6
Profit before provision for credit losses	318	295	23		8	908	867	41		5
Provision for credit losses	14	—	14		100	19	20	(1)		(5)
Income before income tax expense	304	295	9		3	889	847	42		5
Income tax expense	70	94	(24)		(26)	203	279	(76)		(27)
Net income	$234	$201	$33		16	$686	$568	$118		21
Loans and leases (period-end)(2)	$51,879	$49,313	$2,566		5	$51,879	$49,313	$2,566		5
Average Balances:
Total assets	$52,871	$49,833	$3,038		6%	$51,820	$49,604	$2,216		4%
Total loans and leases(2)	51,881	48,746	3,135		6	50,799	48,560	2,239		5
Deposits	31,224	30,751	473		2	30,736	29,496	1,240		4
Interest-earning assets	52,137	48,875	3,262		7	51,016	48,696	2,320		5
Key Performance Metrics:
Net interest margin(3)	2.89%	2.88%	1	bps		2.92%	2.87%	5	bps
Efficiency ratio	38.83	39.39	(56	) bps		40.16	39.89	27	bps
Loans-to-deposits ratio (average balances)(4)	165.17	157.26	791	bps		164.08	163.72	36	bps
Return on average total tangible assets(3)	1.75	1.60	15	bps		1.77	1.53	24	bps
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
(2)  Includes loans held for sale.
(3) Ratios for the periods ended September 30, 2018 and 2017 are presented on an annualized basis.
(4) We revised our method of calculating the loans-to-deposits ratio in the third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.

Commercial Banking net interest income of $380 million increased $26 million, or 7%, from $354 million in third quarter 2017, reflecting a $3.1 billion increase in average loans and leases and a $473 million increase in average deposits. Noninterest income of $140 million increased $4 million, or 3%, from $136 million in third quarter 2017, reflecting higher foreign exchange and interest rate product fees and card fees. Noninterest expense of $202 million increased $7 million, or 4%, from $195 million in third quarter 2017, largely driven by higher salaries and employee benefits. Provision for credit losses increased $14 million from third quarter 2017 due to higher net charge-offs.
Commercial Banking net interest income of $1.1 billion increased $69 million, or 7%, from $1.0 billion in the first nine months of 2017, reflecting a $2.2 billion increase in average loans and leases and a $1.2 billion increase in average deposits. noninterest income of $405 million increased $5 million, or 1%, from $400 million in the first nine months of 2017, reflecting higher foreign exchange and interest rate products and card fees. Noninterest expense of $610 million increased $33 million, or 6%, from $577 million in the first nine months of 2017, largely driven by higher salaries and employee benefits. Provision for credit losses was relatively stable with the first nine months of 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net interest income(1)	($8)	$34	($42)	(124%)	($21)	$80	($101)	(126%)
Noninterest income	18	18	—	—	62	54	8	15
Total revenue	10	52	(42)	(81)	41	134	(93)	(69)
Noninterest expense	22	15	7	47	58	60	(2)	(3)
(Loss) profit before provision for credit losses	(12)	37	(49)	(132)	(17)	74	(91)	(123)
Provision for credit losses	(7)	7	(14)	(200)	13	29	(16)	(55)
(Loss) income before income tax (benefit) expense	(5)	30	(35)	(117)	(30)	45	(75)	(167)
Income tax (benefit) expense	(7)	5	(12)	(240)	(26)	(38)	12	32
Net income (loss)	$2	$25	($23)	(92)	($4)	$83	($87)	(105)
Loans and leases (period-end)(2)	$2,374	$2,851	($477)	(17)	$2,374	$2,851	($477)	(17)
Average Balances:
Total assets	$39,779	$40,167	($388)	(1%)	$39,805	$40,649	($844)	(2%)
Total loans and leases(2)	2,402	2,796	(394)	(14)	2,484	3,017	(533)	(18)
Deposits	7,686	7,111	575	8	7,486	6,967	519	7
Interest-earning assets	28,929	29,875	(946)	(3)	29,122	30,441	(1,319)	(4)
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
(2)  Includes loans held for sale.

Other net interest income decreased $42 million driven by higher funding costs, the declining benefit of swaps and non-core portfolio runoff, partially offset by residual FTP and higher investment portfolio income. Noninterest income remained stable, while noninterest expense increased $7 million due to FAMC integration costs. Results also reflected a reserve release of $8 million in third quarter 2018, compared to a reserve build of $7 million in third quarter 2017.
Other net interest income decreased $101 million reflecting an FTP methodology enhancement, higher funding costs, the declining benefit of swaps and non-core portfolio runoff. Results also reflected lower net charge-offs and a reserve build of $9 million in the first nine months of 2018, compared to a reserve build of $11 million in the first nine months of 2017. Other net loss of $4 million decreased from net income of $83 million in the first nine months of 2017, primarily driven by lower net interest income and a $23 million benefit related to the settlement of state tax matters in the first nine months of 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	September 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
Debt Securities Available for Sale, At Fair Value:(1)
U.S. Treasury and other	$12	$12	$12	$12	$—	—%
State and political subdivisions	5	5	6	6	(1)	(17)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,703	19,886	20,065	19,828	58	—
Other/non-agency	251	249	311	311	(62)	(20)
Total mortgage-backed securities	20,954	20,135	20,376	20,139	(4)	—
Total debt securities available for sale, at fair value	$20,971	$20,152	$20,394	$20,157	($5)	—%
Debt Securities Held to Maturity:(1)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,525	$3,348	$3,853	$3,814	($466)	(12%)
Other/non-agency	759	754	832	854	(100)	(12)
Total mortgage-backed securities	4,284	4,102	4,685	4,668	(566)	(12)
Total debt securities held to maturity	$4,284	$4,102	$4,685	$4,668	($566)	(12)
Total debt securities available for sale and held to maturity	$25,255	$24,254	$25,079	$24,825	($571)	(2%)
Equity Securities:(1)
Equity securities, at fair value	$175	$175	$169	$169	$6	4%
Equity securities, at cost	874	874	722	722	152	21
Total equity securities	$1,049	$1,049	$891	$891	$158	18%
(1)As of January 1, 2018, we adopted ASU 2016-01, Financial Instruments, Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet.

The fair value of the AFS debt portfolio of $20.2 billion at September 30, 2018 remained stable with December 31, 2017 as an increase in net unrealized losses on mortgage-backed securities of $582 million due to higher interest rates, was offset by net portfolio additions. The decline in the fair value of the HTM debt portfolio of $566 million was attributable to an increase in net unrealized losses on mortgage-backed securities of $165 million due to higher interest rates and $401 million in net attrition of the portfolio.

As of September 30, 2018, the portfolio’s average effective duration was 4.7 years compared with 3.9 years as of December 31, 2017, as higher long-term rates drove a decrease in securities prepayment speeds. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and government-sponsored entity-issued mortgage-backed securities represent 96% of the fair value of the debt securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLBs for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(in millions)	September 30, 2018	December 31, 2017	Change	Percent
Commercial	$39,770	$37,562	$2,208	6%
Commercial real estate	12,630	11,308	1,322	12
Leases	3,005	3,161	(156)	(5)
Total commercial loans and leases	55,405	52,031	3,374	6
Residential mortgages	18,493	17,045	1,448	8
Home equity loans	1,131	1,392	(261)	(19)
Home equity lines of credit	12,863	13,483	(620)	(5)
Home equity loans serviced by others	429	542	(113)	(21)
Home equity lines of credit serviced by others	114	149	(35)	(23)
Automobile	12,255	13,204	(949)	(7)
Education	8,712	8,134	578	7
Credit cards	1,911	1,848	63	3
Other retail	3,407	2,789	618	22
Total retail loans	59,315	58,586	729	1
Total loans and leases (1) (2)	$114,720	$110,617	$4,103	4%
(1) Excluded from the table above are loans held for sale totaling $1.3 billion and $718 million as of September 30, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by our subsidiaries are not included above and amounted to $67.5 billion and $20.3 billion at September 30, 2018 and December 31, 2017, respectively.
Total commercial loans and leases of $55.4 billion increased $3.4 billion from $52.0 billion as of December 31, 2017, reflecting commercial loan growth of $2.2 billion and commercial real estate loan growth of $1.3 billion. Total retail loans of $59.3 billion increased $729 million from $58.6 billion as of December 31, 2017, driven by increases of $1.4 billion, $618 million and $578 million in residential mortgages, other retail and education loans, respectively, offset by decreases of $949 million, $620 million, $261 million and $113 million in automobile loans, home equity lines of credit, home equity loans and home equity loans serviced by others, respectively.
Allowance for Credit Losses and Nonperforming Assets
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
The ACL totaled $1.3 billion at September 30, 2018 and December 31, 2017. The ALLL represented 1.08% of total loans and leases and 149% of nonperforming loans and leases as of September 30, 2018, compared with 1.12% and 142%, respectively, as of December 31, 2017. As of September 30, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves. As of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. As a result, the qualitative allowance was presented within each loan class.
Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and a broadly stable risk profile in the commercial loan and lease portfolios. Nonperforming loans and leases of $832 million as of September 30, 2018 decreased $39 million from December 31, 2017, reflecting a $32 million decrease in retail nonperforming loans attributable to a $31 million decrease in real estate secured categories. Third quarter

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

2018 net charge-offs of $86 million were up $21 million from third quarter 2017, reflecting lower commercial recoveries and seasoning in unsecured retail and education portfolios. Third quarter 2018 annualized net charge-offs of 30 basis points of average loans and leases was up six basis points compared with 24 basis points in third quarter 2017. Net charge-offs of $232 million for the first nine months of 2018 increased $5 million, or 2%, from $227 million for the first nine months of 2017. Annualized net charge-offs as a percentage of total average loans of 0.27% remained stable compared to 0.28% in the first nine months of 2017.
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
As of September 30, 2018, nonperforming commercial loans and leases of $258 million decreased $7 million from $265 million as of December 31, 2017. Total commercial nonperforming loans were 0.5% of the commercial loan portfolio as of September 30, 2018 and December 31, 2017. Total commercial loan and lease portfolio net charge-offs of $16 million for the third quarter 2018 compared to zero for the third quarter 2017. The commercial loan and lease portfolio’s annualized net charge-off rate of 12 basis points for third quarter 2018 compared to one basis point in third quarter 2017. Total commercial loan and lease portfolio net charge-offs were $25 million for the first nine months of 2018, decreasing from $33 million for the first nine months of 2017. The commercial loan and lease portfolio’s annualized net charge-off rate of six basis points for the first nine months of 2018 decreased compared to an annualized net charge-off rate of nine basis points for the first nine months of 2017.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$37,242	$1,441	$854	$233	$39,770
Commercial real estate	12,193	282	127	28	12,630
Leases	2,909	49	47	—	3,005
Total commercial loans and leases	$52,344	$1,772	$1,028	$261	$55,405

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total commercial criticized loans and leases of $3.1 billion at September 30, 2018 increased $235 million, or 8%, from $2.8 billion at December 31, 2017. The increase in criticized assets is largely focused on general restaurant portfolio loans, which reflects our prudent approach of moving loans to special mention where they receive heightened monitoring. We believe there are adequate reserves in place and there is not a high loss content in these loans.
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
The following tables present asset quality metrics for the retail loan portfolio:

	September 30, 2018	December 31, 2017
Average refreshed FICO for total portfolio	764	762
CLTV ratio for secured real estate(1)	59	59
Nonperforming retail loans as a percentage of total retail	0.97%	1.03%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net charge-offs	$70	$65	$5	8%	$207	$194	$13	7%
Annualized net charge-off rate	0.47%	0.44%	3 bps		0.47%	0.46%	1 bps
Retail credit and asset quality remains strong. Overall losses and nonperforming loans remain within expectations, and the weighted average portfolio refreshed FICO and weighted average refreshed portfolio CLTV ratio remain stable compared to previously reported.
Retail net charge-offs for the three and nine months ended September 30, 2018 increased from 2017 levels, reflecting seasoning in unsecured retail and education portfolios. Nonperforming retail loans remains stable as a percentage of total retail loans at 0.97% as of September 30, 2018, compared to 1.03% as of December 31, 2017.
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
Summarized data for the HELOC portfolio and the portion originated during the period of rapid home price appreciation between 2003 and 2007 is presented below:

(dollars in millions)	Balance	% Secured by First Lien	FICO	LTV
Total HELOCs as of September 30, 2018(1)	$12,977	52%	767	57%
HELOCs scheduled to reset 10/1/18 - 12/31/21	1,864	53	760	52
(1) Includes $116 million scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The performance of our historical vintages that have entered repayment remains stable. The following table presents the asset quality metrics as of September 30, 2018, for the HELOCs reset at each year ending:

(dollars in millions)	2014/2015	2016	2017
Balance reset	$1,688	$738	$730
Percent refinanced, paid off, or current	94%	95%	95%
Percent past due	3	3	4
Percent charged-off	3	2	1
The largest retail portfolio subject to payment reset, borrowers ending an interest-only draw period and entering repayment of principal and interest, is the HELOC portfolio. As of September 30, 2018, the HELOC portfolio totaled $13.0 billion with $116 million scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2018 and $1.9 billion scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest between October 1, 2018 and December 31, 2021. As outlined in the tables above, the credit composition of the balances maturing through 2021 remains in line with the overall HELOC portfolio and the performance of the 2014 - 2017 matured vintages continues to remain stable. Factors that affect our future expectations for continued relatively low charge-off risk in the face of rising interest rates for the portion of our HELOC portfolio subject to reset in future periods include a relatively high level of first lien collateral positions, improved loan-to-value ratios resulting from continued home price appreciation, relatively stable portfolio credit score profiles and continued robust loss mitigation efforts.
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
As of September 30, 2018, $735 million of retail loans were classified as TDRs, compared with $761 million as of December 31, 2017. As of September 30, 2018, $183 million of retail TDRs were in nonaccrual status with 53% current with payments, an improvement compared to $211 million in nonaccrual status with 51% current on payments at December 31, 2017. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	September 30, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	0.8%	1.7%	$45	$156
Home equity loans	81	0.3	—	25	106
Home equity lines of credit	145	0.6	—	63	208
Home equity loans serviced by others	32	0.3	—	11	43
Home equity lines of credit serviced by others	4	—	—	5	9
Automobile	14	0.2	—	11	25
Education	135	0.7	0.4	22	157
Credit cards	23	0.3	—	1	24
Other retail	7	—	—	—	7
Total	$552	3.4%	2.1%	$183	$735

	December 31, 2017
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$98	2.7%	2.0%	$53	$151
Home equity loans	86	0.7	—	35	121
Home equity lines of credit	128	1.1	—	69	197
Home equity loans serviced by others	38	0.4	—	13	51
Home equity lines of credit serviced by others	4	—	—	5	9
Automobile	12	0.2	—	11	23
Education	152	1.3	0.5	23	175
Credit cards	24	0.4	—	1	25
Other retail	8	—	—	1	9
Total	$550	6.7%	2.5%	$211	$761

Non-Core Assets

(in millions)	September 30, 2018	December 31, 2017	Change	Percent
Commercial	$71	$56	$15	27%
Commercial real estate	16	19	(3)	(16)
Leases	712	752	(40)	(5)
Total commercial loans and leases	799	827	(28)	(3)
Residential mortgages	115	136	(21)	(15)
Home equity loans	32	40	(8)	(20)
Home equity lines of credit	21	30	(9)	(30)
Home equity loans serviced by others	429	542	(113)	(21)
Home equity lines of credit serviced by others	114	149	(35)	(23)
Education	220	254	(34)	(13)
Total retail loans	931	1,151	(220)	(19)
Total non-core loans and leases	1,730	1,978	(248)	(13)
Other assets	97	112	(15)	(13)
Total non-core assets	$1,827	$2,090	($263)	(13%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. The largest

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

component of our retail non-core portfolio is the home equity serviced by others portfolio (“SBO”), which totaled $543 million as of September 30, 2018, compared to $691 million as of December 31, 2017. The SBO portfolio consists of home equity loans and lines of credit purchased between 2003 and 2007 that were initially serviced by others. We now service about half of this portfolio internally. The credit profile of the SBO portfolio reflected a weighted-average refreshed FICO score of 711 and CLTV of 78% as of September 30, 2018. The proportion of the portfolio in a second lien position was 97%, with 69% of the portfolio in out-of-footprint geographies. SBO net recoveries of $4 million in third quarter 2018 reflected a $1 million improvement from third quarter 2017, driven by continued portfolio seasoning, recoveries from aged charge-offs, and balance liquidation.
The largest component of our commercial non-core portfolio is an aircraft-related lease portfolio tied to legacy Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $712 million and $752 million as of September 30, 2018 and December 31, 2017, respectively.
Deposits
The table below presents the major components of our deposits:

(in millions)	September 30, 2018	December 31, 2017	Change	Percent
Demand	$29,785	$29,279	$506	2%
Checking with interest	22,323	22,229	94	—
Regular savings	10,523	9,518	1,005	11
Money market accounts	35,613	37,454	(1,841)	(5)
Term deposits	18,831	16,609	2,222	13
Total deposits	$117,075	$115,089	$1,986	2%

Total deposits as of September 30, 2018 increased $2.0 billion, or 2%, to $117.1 billion, from $115.1 billion as of December 31, 2017, reflecting growth in term, regular savings, demand and checking with interest, offset by lower money market accounts.
Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	September 30, 2018	December 31, 2017	Change	Percent
Federal funds purchased	$—	$460	($460)	(100%)
Securities sold under agreements to repurchase	374	355	19	5
Other short-term borrowed funds (1)	2,006	1,856	150	8
Total short-term borrowed funds	$2,380	$2,671	($291)	(11%)
(1) September 30, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($5) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

The net increase in other short-term borrowed funds of $150 million resulted from an increase of $749 million in senior bank debt, issued under CBNA’s Global Note Program, now maturing within one year, partially offset by a reduction of $601 million in short-term FHLB advances.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $13.8 billion and $9.4 billion at September 30, 2018 and December 31, 2017, respectively. Our available FHLB borrowing capacity was $3.7 billion and $8.0 billion at September 30, 2018 and December 31, 2017, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2018, our unused secured borrowing capacity was approximately $36.3 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.74%
Other short-term borrowed funds	2.41	1.47	2.41	1.47	1.72
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$382	$724	$1,045	$1,174	$1,174
Other short-term borrowed funds	2,502	1,755	2,502	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$643	$733	$598	$807	$776
Other short-term borrowed funds	2,239	1,624	1,802	2,283	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.91%	0.47%	0.76%	0.34%	0.36%
Other short-term borrowed funds	2.45	1.48	2.38	1.22	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	September 30, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023(1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2)	742	743
2.500% senior unsecured notes, due 2019 (2) (3)	—	741
2.250% senior unsecured notes, due 2020 (2)	687	692
Floating-rate senior unsecured notes, due 2020 (2)	300	299
Floating-rate senior unsecured notes, due 2020 (2)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	731	742
2.550% senior unsecured notes, due 2021 (2)	951	964
Floating-rate senior unsecured notes, due 2022 (2)	249	249
2.650% senior unsecured notes, due 2022 (2)	478	491
3.700% senior unsecured notes, due 2023 (2)	492	—
Floating-rate senior unsecured notes, due 2023 (2)	249	—
Federal Home Loan Bank advances due through 2038	8,012	3,761
Other	12	16
Total long-term borrowed funds	$15,639	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds of $15.6 billion as of September 30, 2018 increased $3.9 billion from December 31, 2017, reflecting an increase of $4.3 billion in long-term FHLB borrowings, partially offset by the redemption of $333 million of Parent Company subordinated debt.
The Parent Company’s long-term borrowed funds as of September 30, 2018 and December 31, 2017 included principal balances of $2.0 billion and $2.3 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($5) million in each period. The banking subsidiaries’ long-term borrowed funds as of September 30, 2018 and December 31, 2017 included principal balances of $13.8 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($19) million, respectively, and hedging basis adjustments of ($105) million and ($63) million, respectively. See Note 9 “Derivatives” for further information about our hedging of certain long-term borrowed funds.
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

Dodd-Frank regulation
Under the Dodd-Frank requirements, we must submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. We publish estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com. On April 5, 2018, we submitted our 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB announced that it did not object to our 2018 Capital Plan including our proposed capital actions for the period beginning July 1, 2018 and ending June 30, 2019. Our 2018 Capital Plan includes an increase in our quarterly common dividend from $0.22 to $0.27 per share in third quarter 2018, with the potential to raise quarterly common dividends to $0.32 per share beginning in 2019, and common share repurchases of up to $1.02 billion through second quarter 2019. The timing and exact amount of future dividends and share repurchases will depend on various factors, including capital position, financial performance and market conditions.
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
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year to the FRB and disclose the summary results of our internally developed stress tests under the internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of our 2018 mid-cycle stress test to the FRB and disclosed a summary of the results on October 5, 2018. We publish these company-run estimated impacts of stress on our Investor Relations website referenced above.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage.
The U.S. adoption of the Basel III Standardized approach by the Federal bank regulators became effective for CFG, CBNA and CBPA, on January 1, 2015 subject to a phase-in period for certain provisions. In November 2017, the federal banking regulators issued a final rule that extended the 2017 transitions for certain U.S. Basel III capital rules for non-advanced approaches banking organizations, such as us. Effective January 1, 2018, the final rule retains the 2017 U.S. Basel III transitional treatment of certain deferred tax assets (“DTAs”), mortgage servicing assets, significant investments in unconsolidated financial institutions and minority interests. As a result, effective January 1, 2018, our mortgage servicing assets retain their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 final rule, which may occur in connection with the finalization of the related September 2017 proposal to simplify the capital treatment of certain DTAs, mortgage servicing assets, significant investments in unconsolidated financial institutions and minority interests.
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
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(5)(6)
(in millions, except ratio data)	Amount	Ratio
September 30, 2018
Common equity tier 1 capital(1)	$14,435	10.8%	6.4%
Tier 1 capital(2)	14,978	11.2	7.9
Total capital(3)	17,810	13.4	9.9
Tier 1 leverage(4)	14,978	9.9	4.0
Risk-weighted assets	133,249
Quarterly adjusted average assets	150,717
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	5.8%
Tier 1 capital(2)	14,556	11.4	7.3
Total capital(3)	17,781	13.9	9.3
Tier 1 leverage(4)	14,556	10.0	4.0
Risk-weighted assets	127,692
Quarterly adjusted average assets	145,601
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

At September 30, 2018, our CET1 capital, tier 1 capital and total capital ratios were 10.8%, 11.2% and 13.4%, respectively, as compared with 11.2%, 11.4%, and 13.9% respectively, as of December 31, 2017. The CET1 capital ratio decreased as $5.6 billion of risk-weighted asset growth, including $1.5 billion from FAMC, goodwill and intangible growth attributable to the FAMC acquisition, and Capital Plan actions, which included common dividends of $344 million, preferred dividends of $14 million and repurchase of $725 million of our outstanding common stock, was partially offset by net income for the nine months ended September 30, 2018. The tier 1 capital ratio decreased due to the changes in the CET1 capital ratio, partially offset by the issuance of preferred stock. The total capital ratio decreased due to the changes in CET1 and tier 1 capital ratios, the June 2018 redemption of subordinated debt and an increase in non-qualifying subordinated debt. At September 30, 2018, our CET1 capital, tier 1 capital

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and total capital ratios were 383 basis points, 274 basis points and 287 basis points, respectively, above their regulatory minimums plus the fully phased-in capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.4 billion at September 30, 2018, and increased $126 million from $14.3 billion at December 31, 2017, as net income for the nine months ended September 30, 2018 was partially offset by the impact of common share repurchases, dividends and an increase in goodwill and intangibles related to the FAMC acquisition. Tier 1 capital at September 30, 2018 totaled $15.0 billion, reflecting a $422 million increase from $14.6 billion at December 31, 2017, driven by the changes in CET1 capital and the issuance of preferred stock. At September 30, 2018, we had $543 million of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $296 million from $247 million at December 31, 2017, given the second quarter 2018 issuance of 300,000 shares of Series B Preferred Stock that qualified as additional tier 1 capital. Total capital of $17.8 billion at September 30, 2018, increased $29 million from December 31, 2017, driven by the changes in CET1 and tier 1 capital, partially offset by the June 2018 redemption of subordinated debt and an increase in non-qualifying subordinated debt.
Risk-weighted assets (“RWA”) totaled $133.2 billion at September 30, 2018, based on U.S. Basel III Standardized rules, up $5.6 billion from December 31, 2017. This increase was driven by growth in commercial loans and commitments, as well as growth in retail loans including residential mortgages, education and unsecured retail portfolios. The increase in RWA was also driven by FAMC which resulted in higher mortgage servicing rights and loans held for sale. These increases were partially offset by run-off in the auto and home equity portfolios.
As of September 30, 2018, the tier 1 leverage ratio was 9.9%, a decrease of six basis points from 10.0% at December 31, 2017 due to a $5.1 billion increase in quarterly adjusted average assets, offset by the increase in tier 1 capital.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	September 30, 2018	December 31, 2017
Total common stockholders’ equity	$19,733	$20,023
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	672	236
Derivatives	215	143
Unamortized net periodic benefit costs	431	441
Deductions:
Goodwill	(6,946)	(6,887)
Deferred tax liability associated with goodwill	363	355
Other intangible assets	(33)	(2)
Total common equity tier 1	14,435	14,309
Qualifying preferred stock	543	247
Total tier 1 capital	14,978	14,556
Qualifying subordinated debt(2)	1,499	1,901
Allowance for loan and lease losses	1,242	1,236
Allowance for credit losses for off-balance sheet exposure	91	88
Total capital	$17,810	$17,781
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of September 30, 2018 and December 31, 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $139 million and $70 million respectively.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed changes to regulatory capital requirements. Key analytical frameworks including stress testing, which enable the assessment of capital adequacy versus

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

unexpected loss under a variety of stress scenarios, supplement our base case forecast. A governance framework supports our capital planning process, including capital management policies and procedures that document capital adequacy metrics and limits, as well as our Capital Contingency Plan and the active engagement of both the legal entity boards and senior management in oversight and decision making.
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
Capital Transactions
The following capital actions were completed by the Company during the nine months ended September 30, 2018:

•	Declared and paid quarterly common stock dividends of $0.22 per share for first and second quarter of 2018, and $0.27 per share for third quarter 2018, aggregating to dividends of $344 million;

•	Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to dividends of $14 million;

•
Issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock (the “Series B Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $296 million;

•	Repurchased $725 million of our outstanding common stock; and

•	Redeemed $333 million of our 5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized rules:

	September 30, 2018		December 31, 2017
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
Common equity tier 1 capital(1)	$11,888	10.7%	$11,917	11.4%
Tier 1 capital (2)	11,888	10.7	11,917	11.4
Total capital(3)	14,131	12.8	14,127	13.5
Tier 1 leverage(4)	11,888	10.0	11,917	10.3
Risk-weighted assets	110,617		104,767
Quarterly adjusted average assets	119,433		115,291

Citizens Bank of Pennsylvania
Common equity tier 1 capital(1)	$3,000	13.0%	$3,045	12.9%
Tier 1 capital (2)	3,000	13.0	3,045	12.9
Total capital(3)	3,215	13.9	3,284	13.9
Tier 1 leverage(4)	3,000	8.7	3,045	8.7
Risk-weighted assets	23,139		23,659
Quarterly adjusted average assets	34,284		34,821

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CBNA CET1 capital totaled $11.9 billion at September 30, 2018, down $29 million from $11.9 billion at December 31, 2017, reflecting the impact of dividend payments and an increase in goodwill and intangibles related to the FAMC acquisition, partially offset by net income. At September 30, 2018, CBNA held minimal additional tier 1 capital. Total capital was $14.1 billion at September 30, 2018, an increase of $4 million from $14.1 billion at December 31, 2017, primarily driven by the increase in the ACL, partially offset by the decrease in CET1 capital.
CBNA had RWA of $110.6 billion at September 30, 2018, an increase of $5.9 billion from December 31, 2017, driven by growth in commercial loans and commitments, as well as growth in retail loans, including residential mortgages, education and unsecured retail portfolios. The increase in RWA was also driven by FAMC which resulted in higher mortgage servicing rights and loans held for sale. These increases were partially offset by run-off in the auto and home equity portfolios.
As of September 30, 2018, the CBNA tier 1 leverage ratio decreased 39 basis points to 10.0% from 10.3% as of December 31, 2017, primarily driven by a $4.1 billion increase in quarterly adjusted average assets that drove a 36 basis point decline in the ratio.
CBPA CET1 capital totaled $3.0 billion at September 30, 2018, a decrease of $45 million from December 31, 2017, as dividend payments exceeded net income. Total capital was $3.2 billion at September 30, 2018, a decrease of $69 million from December 31, 2017, driven by the decrease in CET1 capital, and a decrease in the ACL.
CBPA had RWA of $23.1 billion at September 30, 2018, a decrease of $520 million from December 31, 2017, driven by decreases in the auto, education and home equity portfolios. These decreases were partially offset by an increase in commercial loans.
As of September 30, 2018, the CBPA tier 1 leverage ratio was stable with December 31, 2017 at 8.7%.
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
On October 25, 2018, the Parent Company issued $300 million, or 300,000 shares, of 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share. For further discussion, see Note 11 “Stockholders’ Equity” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 - Financial Statements, included in this report.
On June 29, 2018, the Parent Company redeemed $333 million of its 5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023.
On May 24, 2018, the Parent Company issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share. For further discussion, see Note 11 “Stockholders’ Equity” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.
During the three months ended September 30, 2018 and 2017, the Parent Company declared and paid dividends on common stock of $129 million and $90 million, respectively, and declared dividends on preferred stock

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of $7 million for both periods. During the nine months ended September 30, 2018 and 2017, the Parent Company declared and paid dividends on common stock of $344 million and $233 million, respectively, and declared semi-annual preferred dividends of $14 million for both periods.
During three months ended September 30, 2018 and 2017, the Parent Company repurchased $400 million and $225 million of its outstanding common stock, respectively. During the nine months ended September 30, 2018 and 2017, the Parent Company repurchased $725 million and $485 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $636 million as of September 30, 2018 compared with $443 million as of December 31, 2017. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At September 30, 2018, the Parent Company’s double-leverage ratio was 100.4%.
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

September 30, 2018
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
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, our banking subsidiaries continue to minimize reliance on unsecured wholesale funding. At September 30, 2018, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the U.S., which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of September 30, 2018.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2018:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 98.0%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $3.0 billion;

•
Contingent liquidity was $25.7 billion, consisting of unencumbered high-quality liquid assets of $19.0 billion, unused FHLB capacity of $3.7 billion, and our cash position (defined above) of $3.0 billion. Asset liquidity (a component of contingent liquidity) was $22.0 billion consisting of our cash position of $3.0 billion and unencumbered high-quality and liquid securities of $19.0 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $13.6 billion. Use of this borrowing capacity would be considered only during exigent circumstances.

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
Cash flows from operating activities contributed $1.2 billion in the first nine months of 2018, primarily driven by net income of $1.3 billion. Net cash used by investing activities was $5.1 billion, primarily reflecting a net increase in loans and leases of $4.3 billion, purchases of debt securities available for sale of $3.1 billion and the acquisition of FAMC, partially offset by proceeds from maturities, paydowns and sales of debt securities available for sale of $2.9 billion. Cash provided by financing activities was $4.8 billion, driven by proceeds from issuance of long-term borrowed funds of $17.5 billion, a net increase in deposits of $2.0 billion and net proceeds from issuance of preferred stock of $296 million, partially offset by repayments of long-term FHLB advances of $10.0 billion and a net decrease in other short-term borrowed funds of $3.1 billion. The $17.5 billion proceeds from issuances of long-

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

term borrowed funds included $750 million from issuances of medium-term debt and $16.8 billion in FHLB advances. These activities resulted in a cumulative increase in cash and cash equivalents of $959 million, which when added to the cash and cash equivalents balance of $3.0 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.0 billion as of September 30, 2018.
Cash flows from operating activities contributed $1.5 billion in the first nine months of 2017, driven by net income of $986 million and a net decrease in loans held for sale activity of $141 million. Net cash used by investing activities was $3.9 billion, primarily reflecting purchases in the securities available for sale portfolio of $4.1 billion and a net increase in loans and leases of $3.5 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $3.5 billion. Cash provided by financing activities was $890 million, driven by proceeds from issuance of long-term borrowed funds of $12.1 billion and a net increase in deposits of $3.4 billion, partially offset by a net decrease in other short-term borrowed funds of $1.7 billion, and repayments of long-term FHLB advances of $11.5 billion. The $12.1 billion proceeds included $2.5 billion from issuances of medium-term debt and $9.6 billion in FHLB advances. These activities resulted in a cumulative decrease in cash and cash equivalents of $1.6 billion, which, when subtracted from the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $2.1 billion as of September 30, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 12 “Commitments and Contingencies” to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this report.

(in millions)	September 30, 2018	December 31, 2017	Change	Percent
Undrawn commitments to extend credit	$66,729	$62,959	$3,770	6%
Financial standby letters of credit	1,934	2,036	(102)	(5)
Performance letters of credit	131	47	84	179
Commercial letters of credit	74	53	21	40
Marketing rights	37	41	(4)	(10)
Risk participation agreements	14	16	(2)	(13)
Residential mortgage loans sold with recourse	6	7	(1)	(14)
Total	$68,925	$65,159	$3,766	6%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates are related to the ALLL, fair value, and income taxes. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. No material changes were made to these significant accounting policies or estimates during the nine months ended September 30, 2018, except the addition to the fair value policy below, related to the FAMC acquisition and our election to carry the MSRs acquired from FAMC at fair value.
Fair Value
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 5 “Mortgage Banking” for more information.

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee (“ERC”), chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the ERC are the following additional committees covering specific areas of risk: Compliance and Operational Risk Committee, Corporate Model Risk Committee, Citizens Credit Policy Committee, Asset Liability Committee, Business Initiatives Review Committee, Strategic Transactions Committee and the Conduct and Ethics Oversight Committee.
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
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within this risk appetite, we must both measure the exposure and, as necessary, hedge it. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on the structural interest rate risk position. These exposures are reported on a monthly basis to the Asset Liability Committee and at Board meetings.
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
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. The most material of these behavioral assumptions relate to the repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities as well as the pace of mortgage prepayments. Assessments are periodically made by running sensitivity analysis of the impact of key assumptions. The results of these analyses are reported to the Asset Liability Committee.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2018	December 31, 2017
Instantaneous Change in Interest Rates
+200	9.6%	9.6%
+100	4.8	4.9
-100	(4.1)	(5.9)
Gradual Change in Interest Rates
+200	5.2	5.1
+100	2.7	2.7
-100	(2.1)	(1.8)
Asset sensitivity against a 200 basis point gradual increase in rates was 5.2% at September 30, 2018, a slight increase from 5.1% at December 31, 2017. As the Fed continues to normalize rates given improved economic growth and data, the upward trend in rates has benefited our net interest income and net interest margin as a result of this asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

within our risk limits through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital.
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
Mortgage Servicing Rights
We have market risk associated with the value of residential mortgage servicing right assets (“MSRs”), which are impacted by various types of inherent risks, including risks related to duration, basis, convexity, volatility and yield curve. We have elected to account for the MSRs acquired from FAMC at fair value while maintaining a lower of cost or market approach on our MSRs held before the FAMC acquisition because the MSRs acquired from FAMC are a separate class of MSRs.
As part of our overall risk management strategy relative to the fair market value of the MSRs acquired from FAMC, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of September 30, 2018, the fair value of the MSRs acquired from FAMC was $612 million and the total notional amount of related derivative contracts was $3.4 billion. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of September 30, 2018 and December 31, 2017, our MSRs held before the FAMC acquisition had a book value of $219 million and $198 million, respectively, and were carried at the lower of cost or market. As of September 30, 2018 and December 31, 2017, these MSRs had a fair value of $261 million and $218 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to protect the market value of these MSRs.
As with our traded market risk based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for third quarters 2018 and 2017, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended September 30, 2018 and 2017, we were not subject to the reporting threshold under the Market Risk Rule. As a result, the $760 million and $594 million of calculated market risk-weighted assets as of September 30, 2018 and 2017, respectively, were not included in our risk-weighted assets. As such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$2	$2	$2	$1	$2	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	2	3	3	2	1	2	4	1
General VaR	3	3	4	3	2	2	5	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$4	$3	$2	$2	$5	$1
Stressed General VaR	$10	$12	$14	$10	$7	$8	$11	$5
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$10	$12	$14	$10	$7	$8	$11	$5
Market Risk Regulatory Capital	$47				$28
Specific Risk Not Modeled Add-on	14				8
de Minimis Exposure Add-on	—				11
Total Market Risk Regulatory Capital	$61				$47
Market Risk-Weighted Assets	$760				$594
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing) (1)	$—				$—
(1) For the three months ended September 30, 2018 and 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.
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
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2018.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Total revenue (GAAP)	A	$1,564	$1,443	$4,535	$4,223
Noninterest expense (GAAP)	B	910	858	2,668	2,576
Net income (GAAP)	C	443	348	1,256	986
Net income available to common stockholders (GAAP)	D	436	341	1,242	972
Return on average common equity:
Average common equity (GAAP)	E	$19,599	$19,728	$19,687	$19,617
Return on average common equity	D/E	8.82%	6.87%	8.44%	6.63%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,599	$19,728	$19,687	$19,617
Less: Average goodwill (GAAP)		6,926	6,887	6,900	6,882
Less: Average other intangibles (GAAP)		22	2	9	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		360	537	358	535
Average tangible common equity	F	$13,011	$13,376	$13,136	$13,268
Return on average tangible common equity	D/F	13.29%	10.13%	12.64%	9.80%
Return on average total assets:
Average total assets (GAAP)	G	$155,624	$150,012	$153,482	$149,563
Return on average total assets	C/G	1.13%	0.92%	1.09%	0.88%
Return on average total tangible assets:
Average total assets (GAAP)	G	$155,624	$150,012	$153,482	$149,563
Less: Average goodwill (GAAP)		6,926	6,887	6,900	6,882
Less: Average other intangibles (GAAP)		22	2	9	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		360	537	358	535
Average tangible assets	H	$149,036	$143,660	$146,931	$143,214
Return on average total tangible assets	C/H	1.18%	0.96%	1.14%	0.92%
Efficiency ratio:
Efficiency ratio	B/A	58.20%	59.41%	58.84%	60.99%
Operating leverage:
Increase in total revenue		8.44%	4.57%	7.40%	8.50%
Increase (decrease) in noninterest expense		6.23	(1.04)	3.61	2.83
Operating leverage		2.21%	5.61%	3.79%	5.67%
Effective income tax rate:
Income before income tax expense	I	$576	$513	$1,626	$1,409
Income tax expense	J	133	165	370	423
Effective income tax rate	J/I	23.16%	32.18%	22.77%	30.04%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	475,957,526	500,861,076	482,691,884	505,529,991
Average common shares outstanding - diluted (GAAP)	L	477,599,917	502,157,384	484,250,843	507,062,805
Net income per average common share - basic (GAAP)	D/K	$0.92	$0.68	$2.57	$1.92
Net income per average common share - diluted (GAAP)	D/L	0.91	0.68	2.57	1.92
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.27	$0.18	$0.71	$0.46
Dividend payout ratio	M/(D/K)	29%	26%	28%	24%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,
		2018				2017
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	N	$207	$234	$2	$443	$122	$201	$25	$348
Less: Preferred stock dividends		—	—	7	7	—	—	7	7
Net income (loss) available to common stockholders	O	$207	$234	($5)	$436	$122	$201	$18	$341
Efficiency ratio:
Total revenue (GAAP)	P	$1,034	$520	$10	$1,564	$901	$490	$52	$1,443
Noninterest expense (GAAP)	Q	686	202	22	910	648	195	15	858
Efficiency ratio	Q/P	66.29%	38.83%	NM	58.20%	71.88%	39.39%	NM	59.41%
Return on average total tangible assets:
Average total assets (GAAP)		$62,974	$52,871	$39,779	$155,624	$60,012	$49,833	$40,167	$150,012
Less: Average goodwill (GAAP)		—	—	6,926	6,926	—	—	6,887	6,887
Less: Average other intangibles (GAAP)		—	—	22	22	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	360	360	—	—	537	537
Average total tangible assets	R	$62,974	$52,871	$33,191	$149,036	$60,012	$49,833	$33,815	$143,660
Return on average total tangible assets	N/R	1.31%	1.75%	NM	1.18%	0.81%	1.60%	NM	0.96%

		As of and for the Nine Months Ended September 30,
		2018				2017
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (loss) (GAAP)	N	$574	$686	($4)	$1,256	$335	$568	$83	$986
Less: Preferred stock dividends		—	—	14	14	—	—	14	14
Net income (loss) available to common stockholders	O	$574	$686	($18)	$1,242	$335	$568	$69	$972
Efficiency ratio:
Total revenue (GAAP)	P	$2,976	$1,518	$41	$4,535	$2,645	$1,444	$134	$4,223
Noninterest expense (GAAP)	Q	2,000	610	58	2,668	1,939	577	60	2,576
Efficiency ratio	Q/P	67.20%	40.16%	NM	58.84%	73.28%	39.89%	NM	60.99%
Return on average total tangible assets:
Average total assets (GAAP)		$61,857	$51,820	$39,805	$153,482	$59,310	$49,604	$40,649	$149,563
Less: Average goodwill (GAAP)		—	—	6,900	6,900	—	—	6,882	6,882
Less: Average other intangibles (GAAP)		—	—	9	9	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	358	358	—	—	535	535
Average total tangible assets	R	$61,857	$51,820	$33,254	$146,931	$59,310	$49,604	$34,300	$143,214
Return on average total tangible assets	N/R	1.24%	1.77%	NM	1.14%	0.76%	1.53%	NM	0.92%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Noninterest income, Underlying:
Noninterest income (GAAP)		$416	$381	$1,175	$1,130
Less: Notable items		—	—	—	(11)
Noninterest income, Underlying (non-GAAP)		$416	$381	$1,175	$1,141
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,564	$1,443	$4,535	$4,223
Less: Notable items		—	—	—	(11)
Total revenue, Underlying (non-GAAP)	S	$1,564	$1,443	$4,535	$4,234
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$910	$858	$2,668	$2,576
Less: Notable items		9	—	9	15
Noninterest expense, Underlying (non-GAAP)	T	$901	$858	$2,659	$2,561
Pre-provision profit:
Total revenue (GAAP)	A	$1,564	$1,443	$4,535	$4,223
Less: Noninterest expense (GAAP)	B	910	858	2,668	2,576
Pre-provision profit (GAAP)		$654	$585	$1,867	$1,647
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	S	$1,564	$1,443	$4,535	$4,234
Less: Noninterest expense, Underlying (non-GAAP)	T	901	858	2,659	2,561
Pre-provision profit, Underlying (non-GAAP)		$663	$585	$1,876	$1,673
Total credit-related costs, Underlying:
Provision for credit losses (GAAP)		$78	$72	$241	$238
Add: Notable items		—	—	—	26
Total credit-related costs, Underlying (non-GAAP)		$78	$72	$241	$264
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$576	$513	$1,626	$1,409
Less: Notable items		(9)	—	(9)	—
Income before income tax expense, Underlying (non-GAAP)	U	$585	$513	$1,635	$1,409
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$133	$165	$370	$423
Less: Notable items		(2)	—	(2)	(23)
Income tax expense, Underlying (non-GAAP)	V	$135	$165	$372	$446
Effective income tax rate (GAAP)	J/I	23.16%	32.18%	22.77%	30.04%
Effective income tax rate, Underlying (non-GAAP)	V/U	23.20	32.18	22.78	31.65
Net income, Underlying:
Net income (GAAP)	C	$443	$348	$1,256	$986
Add: Notable items, net of tax expense		7	—	7	(23)
Net income, Underlying (non-GAAP)	W	$450	$348	$1,263	$963

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2018	2017
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$436	$341	$1,242	$972
Add: Notable items, net of tax expense		7	—	7	(23)
Net income available to common stockholders, Underlying (non-GAAP)	X	$443	$341	$1,249	$949
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,599	$19,728	$19,687	$19,617
Return on average common equity	D/E	8.82%	6.87%	8.44%	6.63%
Return on average common equity, Underlying (non-GAAP)	X/E	8.96	6.87	8.48	6.47
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,599	$19,728	$19,687	$19,617
Less: Average goodwill (GAAP)		6,926	6,887	6,900	6,882
Less: Average other intangibles (GAAP)		22	2	9	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		360	537	358	535
Average tangible common equity	F	$13,011	$13,376	$13,136	$13,268
Return on average tangible common equity	D/F	13.29%	10.13%	12.64%	9.80%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	13.50	10.13	12.71	9.57
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$155,624	$150,012	$153,482	$149,563
Return on average total assets	C/G	1.13%	0.92%	1.09%	0.88%
Return on average total assets, Underlying (non-GAAP)	W/G	1.15	0.92	1.10	0.86
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$155,624	$150,012	$153,482	$149,563
Less: Average goodwill (GAAP)		6,926	6,887	6,900	6,882
Less: Average other intangibles (GAAP)		22	2	9	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		360	537	358	535
Average tangible assets	H	$149,036	$143,660	$146,931	$143,214
Return on average total tangible assets	C/H	1.18%	0.96%	1.14%	0.92%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.20	0.96	1.15	0.90
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	58.20%	59.41%	58.84%	60.99%
Efficiency ratio, Underlying (non-GAAP)	T/S	57.62	59.41	58.64	60.47
Operating leverage and operating leverage, Underlying:
Increase in total revenue		8.44%	4.57%	7.40%	8.50%
Increase (decrease) in noninterest expense		6.23	(1.04)	3.61	2.83
Operating leverage		2.21%	5.61%	3.79%	5.67%
Increase in total revenue, Underlying (non-GAAP)		8.46%	4.57%	7.12%	8.79%
Increase (decrease) in noninterest expense, Underlying (non-GAAP)		5.20	(1.04)	3.88	2.24
Operating leverage, Underlying (non-GAAP)		3.26%	5.61%	3.24%	6.55%
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	475,957,526	500,861,076	482,691,884	505,529,991
Average common shares outstanding - diluted (GAAP)	L	477,599,917	502,157,384	484,250,843	507,062,805
Net income per average common share - basic (GAAP)	D/K	$0.92	$0.68	$2.57	$1.92
Net income per average common share - diluted (GAAP)	D/L	0.91	0.68	2.57	1.92
Net income per average common share - basic, Underlying (non-GAAP)	X/K	0.93	0.68	2.59	1.88
Net income per average common share - diluted, Underlying (non-GAAP)	X/L	0.93	0.68	2.58	1.87

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$976	$987
Interest-bearing cash and due from banks	3,015	2,045
Interest-bearing deposits in banks	142	192
Debt securities available for sale, at fair value (including $372 and $91 pledged to creditors, respectively)(1)	20,152	20,157
Debt securities held to maturity (fair value of $4,102 and $4,668, respectively)	4,284	4,685
Equity securities, at fair value	175	169
Equity securities, at cost	874	722
Loans held for sale, at fair value	1,303	497
Other loans held for sale	27	221
Loans and leases	114,720	110,617
Less: Allowance for loan and lease losses	(1,242)	(1,236)
Net loans and leases	113,478	109,381
Derivative assets	173	617
Premises and equipment, net	753	685
Bank-owned life insurance	1,687	1,656
Goodwill	6,946	6,887
Due from broker	—	6
Other assets	4,613	3,429
TOTAL ASSETS	$158,598	$152,336
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,785	$29,279
Interest-bearing	87,290	85,810
Total deposits	117,075	115,089
Federal funds purchased and securities sold under agreements to repurchase	374	815
Other short-term borrowed funds	2,006	1,856
Derivative liabilities	449	310
Deferred taxes, net	430	571
Long-term borrowed funds	15,639	11,765
Due to broker	381	—
Other liabilities	1,968	1,660
TOTAL LIABILITIES	138,322	132,066
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, 100,000,000 shares authorized	543	247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 566,686,274 shares issued and 474,120,616 shares outstanding at September 30, 2018 and 565,850,984 shares issued and 490,812,912 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	18,816	18,781
Retained earnings	5,062	4,164
Treasury stock, at cost, 92,565,658 and 75,038,072 shares at September 30, 2018 and December 31, 2017, respectively	(2,833)	(2,108)
Accumulated other comprehensive loss	(1,318)	(820)
TOTAL STOCKHOLDERS’ EQUITY	$20,276	$20,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,598	$152,336

(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$1,287	$1,096	$3,663	$3,128
Interest and fees on loans held for sale, at fair value	14	5	23	13
Interest and fees on other loans held for sale	2	3	9	6
Investment securities	167	155	500	469
Interest-bearing deposits in banks	7	5	21	13
Total interest income	1,477	1,264	4,216	3,629
INTEREST EXPENSE:
Deposits	214	123	540	311
Federal funds purchased and securities sold under agreements to repurchase	2	1	4	2
Other short-term borrowed funds	19	7	42	22
Long-term borrowed funds	94	71	270	201
Total interest expense	329	202	856	536
Net interest income	1,148	1,062	3,360	3,093
Provision for credit losses	78	72	241	238
Net interest income after provision for credit losses	1,070	990	3,119	2,855
NONINTEREST INCOME:
Service charges and fees	131	131	382	385
Card fees	61	58	182	177
Capital markets fees	47	53	134	152
Trust and investment services fees	45	38	128	116
Letter of credit and loan fees	32	30	94	90
Foreign exchange and interest rate products	31	24	92	77
Mortgage banking fees	49	27	101	80
Securities gains, net	3	2	13	9
Net impairment losses recognized in earnings on debt securities	(1)	(1)	(3)	(6)
Other income	18	19	52	50
Total noninterest income	416	381	1,175	1,130
NONINTEREST EXPENSE:
Salaries and employee benefits	474	438	1,397	1,316
Outside services	107	99	312	286
Occupancy	81	78	241	239
Equipment expense	70	65	201	196
Amortization of software	47	45	139	134
Other operating expense	131	133	378	405
Total noninterest expense	910	858	2,668	2,576
Income before income tax expense	576	513	1,626	1,409
Income tax expense	133	165	370	423
NET INCOME	$443	$348	$1,256	$986
Net income available to common stockholders	$436	$341	$1,242	$972
Weighted-average common shares outstanding:
Basic	475,957,526	500,861,076	482,691,884	505,529,991
Diluted	477,599,917	502,157,384	484,250,843	507,062,805
Per common share information:
Basic earnings	$0.92	$0.68	$2.57	$1.92
Diluted earnings	0.91	0.68	2.57	1.92
Dividends declared and paid	0.27	0.18	0.71	0.46

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$443	$348	$1,256	$986
Other comprehensive (loss) income:
Net unrealized derivative instrument (losses) gains arising during the periods, net of income taxes of ($9), ($1), ($31) and $13, respectively	(26)	(1)	(91)	22
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of $3, ($2), $6 and ($8), respectively	11	(2)	19	(13)
Net unrealized debt securities (losses) gains arising during the periods, net of income taxes of ($34), $8, ($139) and $44, respectively	(95)	13	(427)	74
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of ($1), $0, ($1) and ($1), respectively	—	—	(1)	(2)
Reclassification of net debt securities gains to net income, net of income taxes of $0, $0, ($2) and ($1), respectively	(2)	(1)	(8)	(2)
Amortization of actuarial loss, net of income taxes of $1, $2, $3 and $6, respectively	4	3	10	8
Total other comprehensive (loss) income, net of income taxes	(108)	12	(498)	87
Total comprehensive income	$335	$360	$758	$1,073

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2017	—	$247		512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—		—	—	—	(233)	—	—	(233)
Dividends to preferred stockholders	—	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—		(13)	—	25	—	(510)	—	(485)
Share-based compensation plans	—	—		1	—	12	—	—	—	12
Employee stock purchase plan shares purchased	—	—		—	—	9	—	—	—	9
Total comprehensive income:
Net income	—	—		—	—	—	986	—	—	986
Other comprehensive income	—	—		—	—	—	—	—	87	87
Total comprehensive income	—	—		—	—	—	986	—	87	1,073
Balance at September 30, 2017	—	$247		500	$6	$18,768	$3,442	($1,773)	($581)	$20,109
Balance at January 1, 2018	—	$247		491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—		—	—	—	(344)	—	—	(344)
Dividends to preferred stockholders	—	—		—	—	—	(14)	—	—	(14)
Preferred stock issued	1	296		—	—	—	—	—	—	296
Treasury stock purchased	—	—		(18)	—	—	—	(725)	—	(725)
Share-based compensation plans	—	—		1	—	24	—		—	24
Employee stock purchase plan shares purchased	—	—		—	—	11	—	—	—	11
Total comprehensive income:
Net income	—	—		—	—	—	1,256	—	—	1,256
Other comprehensive loss	—	—		—	—	—	—	—	(498)	(498)
Total comprehensive income	—	—		—	—	—	1,256	—	(498)	758
Balance at September 30, 2018	1	$543		474	$6	$18,816	$5,062	($2,833)	($1,318)	$20,276

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net income	$1,256	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	241	238
Originations of mortgage loans held for sale	(4,384)	(2,159)
Proceeds from sales of mortgage loans held for sale	4,259	2,372
Purchases of commercial loans held for sale	(1,450)	(1,513)
Proceeds from sales of commercial loans held for sale	1,457	1,441
Depreciation, amortization and accretion	357	371
Mortgage servicing rights valuation recovery	(3)	(1)
Debt securities impairment	3	6
Deferred income taxes	23	(23)
Share-based compensation	40	35
Net gain on sales of:
Debt securities	(13)	(9)
Equity securities	—	(1)
Increase in other assets	(918)	(155)
Increase (decrease) in other liabilities	339	(138)
Net cash provided by operating activities	1,207	1,450
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(3,084)	(4,088)
Proceeds from maturities and paydowns of debt securities available for sale	2,512	2,564
Proceeds from sales of debt securities available for sale	405	914
Purchases of debt securities held to maturity	—	(171)
Proceeds from maturities and paydowns of debt securities held to maturity	402	422
Purchases of equity securities, at fair value	(122)	(286)
Proceeds from sales of equity securities, at fair value	116	217
Purchases of equity securities, at cost	(568)	(307)
Proceeds from sales of equity securities, at cost	416	495
Net decrease in interest-bearing deposits in banks	50	152
Purchases of mortgage servicing rights	(16)	—
Acquisition, net of cash acquired	(533)	—
Net increase in loans and leases	(4,278)	(3,549)
Net increase in bank-owned life insurance	(31)	(34)
Premises and equipment:
Purchases	(157)	(115)
Capitalization of software	(175)	(138)
Net cash used in investing activities	(5,063)	(3,924)
FINANCING ACTIVITIES
Net increase in deposits	1,986	3,431
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(441)	(695)
Net decrease in other short-term borrowed funds	(3,107)	(1,708)
Proceeds from issuance of long-term borrowed funds	17,503	12,108
Repayments of long-term borrowed funds	(10,333)	(11,501)
Treasury stock purchased	(725)	(485)
Net proceeds from issuance of preferred stock	296	—
Dividends declared and paid to common stockholders	(344)	(233)
Dividends declared and paid to preferred stockholders	(7)	(7)
Payments of employee tax withholding for share-based compensation	(13)	(20)
Net cash provided by financing activities	4,815	890
Increase in cash and cash equivalents (1)	959	(1,584)
Cash and cash equivalents at beginning of period (1)	3,032	3,704
Cash and cash equivalents at end of period (1)	$3,991	$2,120

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL, evaluation of unrealized losses on securities for other-than-temporary impairment, accounting for income taxes, the valuation of AFS and HTM securities, and derivatives.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 “Basis of Presentation” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Acquisition
On August 1, 2018, the Company acquired certain assets and assumed certain liabilities of Franklin American Mortgage Company (“FAMC”), a Franklin, Tennessee-based national mortgage servicing and origination firm, for total consideration of $582 million. As part of this transaction, the Company expanded its mortgage servicing position with the addition of an MSR portfolio which had an acquisition date fair value of $590 million. Refer to Note 5 “Mortgage Banking” for more information. The Company also recognized goodwill of $59 million and other intangibles of $32 million related to the transaction. Refer to Note 6 “Goodwill and Intangible Assets” for more information. The Company expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed at August 1, 2018 may subsequently be recorded, although any adjustments are not expected to be material.

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

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company does not intend to adopt the guidance prior to the required effective date.

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

•
Provides the option to adopt using either a modified cumulative-effect approach wherein the guidance is applied to all periods presented, or through a cumulative-effect adjustment beginning in the period of adoption.

•
Requires companies with land easements to assess whether the easement meets the definition of a lease before applying other accounting guidance.

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company does not intend to adopt the guidance prior to the effective date.

•
The Company intends to adopt the guidance through a cumulative-effect adjustment to retained earnings on January 1, 2019. Periods prior to January 1, 2019 will not be adjusted.

•
The Company occupies certain banking offices and equipment under non-cancelable operating lease agreements, which currently are not reflected on its Consolidated Balance Sheets.

•
Upon adoption, the Company expects to recognize a right-of-use asset and corresponding lease liability in the approximate range of $600 million to $750 million in its Consolidated Balance Sheets for non-cancelable operating lease agreements.

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

•
Required effective date: January 1, 2020. Early adoption permitted on January 1, 2019. The Company does not intend to adopt the guidance prior to the required effective date.

•
A company-wide, cross-discipline governance structure to implement the new standard has been in place for more than 18 months. The Company is currently identifying and researching key interpretive issues and completing the development of most loss forecasting models to meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy and potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period.

•
The Company expects the standard will result in earlier recognition of credit losses and an increase in the ACL, as it will cover estimated credit losses over the full remaining expected life of loans and commitments and will consider future reasonable and supportable changes in macroeconomic conditions. Since the magnitude of the increase in the Company’s ACL will be impacted by economic conditions, forecasted economic conditions, credit quality and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

Implementation Costs Incurred in a Cloud Computing Arrangement Issued August 2018
•
Requires implementation costs incurred in a cloud computing arrangement that is a service contract be deferred and recognized over the term of the arrangement if those costs would be capitalized in a software licensing arrangement.

•
Requires amortization expense be presented in the same income statement line item as the related hosting service arrangement expense.

•
Permits adoption prospectively for all implementation costs incurred after adoption or retrospectively through a cumulative-effect adjustment as of the beginning of the first period presented.

•
Required effective date: January 1, 2020. Early adoption is permitted. The Company is evaluating whether it will adopt this guidance prior to the required effective date.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Disclosure Requirements - Fair Value Measurements Issued August 2018
•
Amends disclosure requirements on fair value measurements.

•
The guidance eliminates requirements for certain disclosures that are no longer considered relevant or cost beneficial, requires new disclosures and modifies existing disclosures that are expected to enhance the usefulness of the financial statements.

•
Prospective application is required for new disclosure requirements.

•
Retrospective application is required for all other amendments for all periods presented.

•
Required effective date: January 1, 2020. Early adoption is permitted. The Company is evaluating whether it will adopt this guidance prior to the required effective date.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Disclosure Requirements - Defined Benefit Plan Issued August 2018
•
Amends disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement defined benefit plans.

•
The guidance eliminates requirements for certain disclosures that are no longer considered relevant or cost beneficial and requires new disclosures that are expected to enhance the usefulness of the financial statements.

•
Retrospective application is required for all periods presented.

•
Required effective date: January 1, 2021. Early adoption is permitted. The Company is evaluating whether it will adopt this guidance prior to the required effective date.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2018				December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale, at Fair Value
U.S. Treasury and other	$12	$—	$—	$12	$12	$—	$—	$12
State and political subdivisions	5	—	—	5	6	—	—	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,703	8	(825)	19,886	20,065	40	(277)	19,828
Other/non-agency	251	4	(6)	249	311	7	(7)	311
Total mortgage-backed securities	20,954	12	(831)	20,135	20,376	47	(284)	20,139
Total debt securities available for sale, at fair value	$20,971	$12	($831)	$20,152	$20,394	$47	($284)	$20,157
Debt Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,525	$—	($177)	$3,348	$3,853	$7	($46)	$3,814
Other/non-agency	759	1	(6)	754	832	22	—	854
Total mortgage-backed securities	4,284	1	(183)	4,102	4,685	29	(46)	4,668
Total debt securities held to maturity	$4,284	$1	($183)	$4,102	$4,685	$29	($46)	$4,668
Equity Securities, at Fair Value
Money market mutual fund investments	$175	$—	$—	$175	$165	$—	$—	$165
Other investments	—	—	—	—	4	—	—	4
Total equity securities, at fair value	$175	$—	$—	$175	$169	$—	$—	$169
Equity Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	404	—	—	404	252	—	—	252
Other equity securities	7	—	—	7	7	—	—	7
Total equity securities, at cost	$874	$—	$—	$874	$722	$—	$—	$722

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2018
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	312	1,595	18,796	20,703
Other/non-agency	2	11	—	238	251
Total debt securities available for sale	14	323	1,595	19,039	20,971
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,525	3,525
Other/non-agency	—	—	—	759	759
Total debt securities held to maturity	—	—	—	4,284	4,284
Total amortized cost of debt securities	$14	$323	$1,595	$23,323	$25,255

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$12	$—	$—	$—	$12
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	306	1,555	18,025	19,886
Other/non-agency	2	11	—	236	249
Total debt securities available for sale	14	317	1,555	18,266	20,152
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,348	3,348
Other/non-agency	—	—	—	754	754
Total debt securities held to maturity	—	—	—	4,102	4,102
Total fair value of debt securities	$14	$317	$1,555	$22,368	$24,254

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $167 million and $155 million for the three months ended September 30, 2018 and 2017, respectively, and was $500 million and $469 million for the nine months ended September 30, 2018 and 2017, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gains on sale of debt securities	$3	$2	$13	$9
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$3	$2	$13	$9
Equity securities gains	$—	$—	$—	$1

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities pledged are presented below:

	September 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$391	$376	$358	$357
Pledged against FHLB borrowed funds	764	760	839	861
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,699	3,519	3,113	3,082

The Company regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions and accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. The Company recognized no offsetting of short-term receivables or payables as of September 30, 2018 or December 31, 2017. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 9 “Derivatives.”
Securitizations of mortgage loans retained in the investment portfolio for the three months ended September 30, 2018 and 2017 were $32 million and $38 million, respectively, and $87 million and $82 million for the nine months ended September 30, 2018 and 2017, respectively. These securitizations include a substantive guarantee by a third party. In 2018 and 2017, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	September 30, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	493	$15,177	($514)	159	$7,215	($488)	652	$22,392	($1,002)
Other/non-agency	14	542	(6)	11	76	(6)	25	618	(12)
Total	507	$15,719	($520)	170	$7,291	($494)	677	$23,010	($1,014)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	294	$10,163	($97)	152	$8,061	($226)	446	$18,224	($323)
Other/non-agency	6	55	(1)	10	84	(6)	16	139	(7)
Total	300	$10,218	($98)	162	$8,145	($232)	462	$18,363	($330)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cumulative balance at beginning of period	$81	$79	$80	$75
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	1	3	6
Reductions due to increases in cash flow expectations on impaired debt securities(1)	(1)	—	(2)	(1)
Cumulative balance at end of period	$81	$80	$81	$80
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2018 and 2017 were $81 million and $80 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio for the three and nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2018 and 2017, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million. For the nine months ended September 30, 2018 and 2017, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $3 million and $6 million, respectively.
There were no credit-impaired debt securities sold during the three and nine months ended September 30, 2018 and 2017. The Company does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
The Company has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of September 30, 2018. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, the Company has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

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

(in millions)	September 30, 2018	December 31, 2017
Commercial	$39,770	$37,562
Commercial real estate	12,630	11,308
Leases	3,005	3,161
Total commercial loans and leases	55,405	52,031
Residential mortgages	18,493	17,045
Home equity loans	1,131	1,392
Home equity lines of credit	12,863	13,483
Home equity loans serviced by others	429	542
Home equity lines of credit serviced by others	114	149
Automobile	12,255	13,204
Education	8,712	8,134
Credit cards	1,911	1,848
Other retail	3,407	2,789
Total retail loans	59,315	58,586
Total loans and leases (1) (2)	$114,720	$110,617

(1) Excluded from the table above are loans held for sale totaling $1.3 billion and $718 million as of September 30, 2018 and December 31, 2017, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $67.5 billion and $20.3 billion at September 30, 2018 and December 31, 2017, respectively.
Loans held for sale at fair value as of September 30, 2018 totaled $1.3 billion and consisted of residential mortgages originated for sale of $1.1 billion and loans in the commercial trading portfolio of $163 million. Loans held for sale at fair value as of December 31, 2017 totaled $497 million and consisted of residential mortgages originated for sale of $326 million and loans in the commercial trading portfolio of $171 million. Other loans held for sale totaled $27 million and $221 million as of September 30, 2018 and December 31, 2017, respectively, and consisted of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.3 billion and $24.9 billion at September 30, 2018 and December 31, 2017, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto and commercial loans, and totaled $18.7 billion and $18.1 billion at September 30, 2018 and December 31, 2017, respectively.
During the three months ended September 30, 2018 and 2017, the Company purchased $98 million and $63 million of education loans, respectively. During the nine months ended September 30, 2018, the Company purchased $321 million of education loans. During the nine months ended September 30, 2017, the Company purchased $795 million of education loans and $153 million of automobile loans.
The Company had no loan portfolio sales during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, the Company sold $553 million of commercial loans. During the nine months ended September 30, 2017, the Company sold $596 million of commercial loans and $206 million of residential mortgage loans.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ACL consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan and lease portfolio and related commitments, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for a detailed discussion of the ALLL reserve methodology and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the ACL, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of September 30, 2018, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments. As of December 31, 2017, the Company enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The new methodology includes a statistical analysis of prior charge-off rates on a historical basis combined with a qualitative assessment based on quantitative measures affecting the determination of incurred losses in the loan and lease portfolio, and provides better alignment of the qualitative ALLL to the commercial and retail loan portfolios. The impact of the change was an increase of approximately $50 million to the commercial ALLL with a corresponding decrease to the retail ALLL; there was not a significant impact on the total qualitative ALLL as of December 31, 2017.
A summary of changes in the ACL is presented below:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$715	$538	$1,253	$685	$551	$1,236
Charge-offs	(18)	(109)	(127)	(35)	(328)	(363)
Recoveries	2	39	41	10	121	131
Net charge-offs	(16)	(70)	(86)	(25)	(207)	(232)
Provision charged to income	8	67	75	47	191	238
Allowance for loan and lease losses, end of period	707	535	1,242	707	535	1,242
Reserve for unfunded lending commitments, beginning of period	88	—	88	88	—	88
Provision for unfunded lending commitments	3	—	3	3	—	3
Reserve for unfunded lending commitments, end of period	91	—	91	91	—	91
Total allowance for credit losses, end of period	$798	$535	$1,333	$798	$535	$1,333

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$614	$605	$1,219	$663	$573	$1,236
Charge-offs	(12)	(108)	(120)	(60)	(321)	(381)
Recoveries	12	43	55	27	127	154
Net charge-offs	—	(65)	(65)	(33)	(194)	(227)
Provision charged to income	24	46	70	8	207	215
Allowance for loan and lease losses, end of period	638	586	1,224	638	586	1,224
Reserve for unfunded lending commitments, beginning of period	93	—	93	72	—	72
Provision for unfunded lending commitments	2	—	2	23	—	23
Reserve for unfunded lending commitments, end of period	95	—	95	95	—	95
Total allowance for credit losses, end of period	$733	$586	$1,319	$733	$586	$1,319

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	September 30, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$430	$735	$1,165	$370	$761	$1,131
Formula-based evaluation	54,975	58,580	113,555	51,661	57,825	109,486
Total loans and leases	$55,405	$59,315	$114,720	$52,031	$58,586	$110,617

A summary of the ACL by evaluation method is presented below:

	September 30, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$59	$27	$86	$47	$34	$81
Formula-based evaluation	739	508	1,247	726	517	1,243
Allowance for credit losses	$798	$535	$1,333	$773	$551	$1,324

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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$37,242	$1,441	$854	$233	$39,770
Commercial real estate	12,193	282	127	28	12,630
Leases	2,909	49	47	—	3,005
Total commercial loans and leases	$52,344	$1,772	$1,028	$261	$55,405

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	September 30, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,173	$136	$37	$13	$134	$18,493
Home equity loans	999	79	11	3	39	1,131
Home equity lines of credit	12,214	383	55	25	186	12,863
Home equity loans serviced by others	382	24	6	2	15	429
Home equity lines of credit serviced by others	87	17	2	1	7	114
Automobile	10,849	1,109	189	51	57	12,255
Education	8,514	151	24	13	10	8,712
Credit cards	1,814	57	14	9	17	1,911
Other retail	3,291	69	20	15	12	3,407
Total retail loans	$56,323	$2,025	$358	$132	$477	$59,315

	December 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,714	$147	$46	$18	$120	$17,045
Home equity loans	1,212	102	20	4	54	1,392
Home equity lines of credit	12,756	438	78	23	188	13,483
Home equity loans serviced by others	477	29	10	4	22	542
Home equity lines of credit serviced by others	116	21	4	1	7	149
Automobile	11,596	1,273	220	55	60	13,204
Education	7,898	160	23	12	41	8,134
Credit cards	1,747	63	12	9	17	1,848
Other retail	2,679	68	20	12	10	2,789
Total retail loans	$55,195	$2,301	$433	$138	$519	$58,586

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial	$228	$238	$—	$5
Commercial real estate	30	27	—	3
Leases	—	—	—	—
Total commercial loans and leases	258	265	—	8
Residential mortgages (1)	136	128	16	16
Home equity loans	53	72	—	—
Home equity lines of credit	221	233	—	—
Home equity loans serviced by others	19	25	—	—
Home equity lines of credit serviced by others	16	18	—	—
Automobile	67	70	—	—
Education	38	38	3	3
Credit card	17	17	—	—
Other retail	7	5	6	5
Total retail loans	574	606	25	24
Total	$832	$871	$25	$32
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $13 million and $15 million as of September 30, 2018 and December 31, 2017, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $116 million and $30 million as of September 30, 2018 and December 31, 2017, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $31 million and $36 million as of September 30, 2018 and December 31, 2017, respectively.

A summary of nonperforming loan and lease key performance indicators is presented below:

	September 30, 2018	December 31, 2017
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.23%	0.24%
Nonperforming retail loans as a percentage of total loans and leases	0.50	0.55
Total nonperforming loans and leases as a percentage of total loans and leases	0.73%	0.79%

Nonperforming commercial assets as a percentage of total assets	0.16%	0.17%
Nonperforming retail assets as a percentage of total assets	0.38%	0.43%
Total nonperforming assets as a percentage of total assets	0.54%	0.60%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $174 million and $181 million as of September 30, 2018 and December 31, 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	September 30, 2018				December 31, 2017
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$46	$3	$94	$143	$26	$4	$243	$273
Commercial real estate	46	7	27	80	38	20	30	88
Leases	—	—	—	—	4	1	—	5
Total commercial loans and leases	92	10	121	223	68	25	273	366
Residential mortgages	37	13	134	184	46	18	120	184
Home equity loans	11	3	39	53	20	4	54	78
Home equity lines of credit	55	25	186	266	78	23	188	289
Home equity loans serviced by others	6	2	15	23	10	4	22	36
Home equity lines of credit serviced by others	2	1	7	10	4	1	7	12
Automobile	189	51	57	297	220	55	60	335
Education	24	13	10	47	23	12	41	76
Credit cards	14	9	17	40	12	9	17	38
Other retail	20	15	12	47	20	12	10	42
Total retail loans	358	132	477	967	433	138	519	1,090
Total	$450	$142	$598	$1,190	$501	$163	$792	$1,456

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	September 30, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$237	$52	$133	$439	$370
Commercial real estate	31	7	29	78	60
Leases	—	—	—	—	—
Total commercial loans and leases	268	59	162	517	430
Residential mortgages	28	2	128	201	156
Home equity loans	34	3	72	145	106
Home equity lines of credit	18	1	190	253	208
Home equity loans serviced by others	23	2	20	57	43
Home equity lines of credit serviced by others	2	—	7	12	9
Automobile	2	—	23	31	25
Education	134	11	23	158	157
Credit cards	24	7	—	25	24
Other retail	4	1	3	8	7
Total retail loans	269	27	466	890	735
Total	$537	$86	$628	$1,407	$1,165

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$183	$42	$159	$403	$342
Commercial real estate	25	5	3	40	28
Leases	—	—	—	—	—
Total commercial loans and leases	208	47	162	443	370
Residential mortgages	25	2	126	197	151
Home equity loans	41	4	80	162	121
Home equity lines of credit	16	1	181	241	197
Home equity loans serviced by others	29	2	22	67	51
Home equity lines of credit serviced by others	2	—	7	14	9
Automobile	2	—	21	30	23
Education	154	17	21	175	175
Credit cards	24	7	1	25	25
Other retail	5	1	4	10	9
Total retail loans	298	34	463	921	761
Total	$506	$81	$625	$1,364	$1,131

Additional information on impaired loans is presented below:

	Three Months Ended September 30,
	2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$3	$334	$1	$391
Commercial real estate	—	34	—	33
Leases	—	—	—	—
Total commercial loans and leases	3	368	1	424
Residential mortgages	1	154	—	137
Home equity loans	1	107	1	125
Home equity lines of credit	2	202	2	192
Home equity loans serviced by others	1	43	—	51
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	23	—	21
Education	3	160	3	178
Credit cards	—	24	—	25
Other retail	—	7	—	10
Total retail loans	8	729	6	748
Total	$11	$1,097	$7	$1,172

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
	2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$7	$318	$3	$402
Commercial real estate	—	33	—	39
Leases	—	—	—	—
Total commercial loans and leases	7	351	3	441
Residential mortgages	4	148	3	128
Home equity loans	4	107	4	124
Home equity lines of credit	6	189	5	178
Home equity loans serviced by others	2	44	2	51
Home equity lines of credit serviced by others	—	9	—	9
Automobile	—	21	—	18
Education	7	159	7	178
Credit cards	1	22	1	23
Other retail	—	7	—	10
Total retail loans	24	706	22	719
Total	$31	$1,057	$25	$1,160
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
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	September 30, 2018	December 31, 2017
Commercial	$253	$129
Retail	735	761
Unfunded commitments tied to TDRs	28	39

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months ended September 30, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the three months ended September 30, 2018 and were paid off in full, charged off, or sold prior to September 30, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$—	$—	13	$1	$1
Commercial real estate	—	—	—	—	—	—
Total commercial loans	1	—	—	13	1	1
Residential mortgages	9	1	1	17	2	2
Home equity loans	10	—	1	—	—	—
Home equity lines of credit	27	3	3	58	10	10
Home equity loans serviced by others	2	—	—	—	—	—
Home equity lines of credit serviced by others	1	—	—	—	—	—
Automobile	45	1	—	9	—	—
Education	—	—	—	—	—	—
Credit cards	623	4	4	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	717	9	9	84	12	12
Total	718	$9	$9	97	$13	$13

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	1	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Total commercial loans	1	—	—	—	—
Residential mortgages	31	4	3	(1)	—
Home equity loans	40	2	2	—	—
Home equity lines of credit	104	7	7	—	—
Home equity loans serviced by others	5	1	1	—	—
Home equity lines of credit serviced by others	8	—	—	—	—
Automobile	315	5	4	—	2
Education	45	1	1	1	—
Credit cards	—	—	—	1	—
Other retail	—	—	—	—	—
Total retail loans	548	20	18	1	2
Total	549	$20	$18	$1	$2
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$1	$1	17	$8	$7
Commercial real estate	—	—	—	1	—	—
Total commercial loans	3	1	1	18	8	7
Residential mortgages	13	1	2	15	1	2
Home equity loans	25	2	1	—	—	—
Home equity lines of credit	11	1	1	86	11	11
Home equity loans serviced by others	3	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—	—
Automobile	28	1	1	8	—	—
Education	—	—	—	—	—	—
Credit cards	661	3	3	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	741	8	8	109	12	13
Total	744	$9	$9	127	$20	$20

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	7	$28	$30	$—	$—
Commercial real estate	1	—	—	—	—
Total commercial loans	8	28	30	—	—
Residential mortgages	38	3	3	(1)	—
Home equity loans	49	3	3	—	—
Home equity lines of credit	110	6	7	—	1
Home equity loans serviced by others	11	1	—	—	—
Home equity lines of credit serviced by others	8	1	—	—	—
Automobile	392	7	6	—	1
Education	67	2	2	—	—
Credit cards	—	—	—	1	—
Other retail	2	—	—	—	—
Total retail loans	677	23	21	—	2
Total	685	$51	$51	$—	$2
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the nine months ended September 30, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during the nine months ended September 30, 2018 and were paid off in full, charged off, or sold prior to September 30, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	6	$1	$1	23	$2	$2
Commercial real estate	—	—	—	1	—	—
Total commercial loans	6	1	1	24	2	2
Residential mortgages	32	3	4	47	6	6
Home equity loans	32	2	3	1	—	—
Home equity lines of credit	55	5	5	147	21	21
Home equity loans serviced by others	3	—	—	—	—	—
Home equity lines of credit serviced by others	5	—	—	1	—	—
Automobile	122	3	2	42	1	1
Education	—	—	—	—	—	—
Credit cards	1,776	10	10	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	2,026	23	24	238	28	28
Total	2,032	$24	$25	262	$30	$30

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	40	$155	$156	$—	$—
Commercial real estate	2	31	31	—	—
Total commercial loans	42	186	187	—	—
Residential mortgages	117	14	14	(1)	—
Home equity loans	106	5	5	—	—
Home equity lines of credit	310	22	21	—	—
Home equity loans serviced by others	20	1	1	—	—
Home equity lines of credit serviced by others	13	—	—	—	—
Automobile	893	15	13	—	3
Education	296	5	5	1	—
Credit cards	—	—	—	3	—
Other retail	4	—	—	—	—
Total retail loans	1,759	62	59	3	3
Total	1,801	$248	$246	$3	$3
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$2	$2	35	$22	$21
Commercial real estate	—	—	—	1	—	—
Total commercial loans	7	2	2	36	22	21
Residential mortgages	56	6	7	50	9	10
Home equity loans	68	4	4	1	—	—
Home equity lines of credit	41	2	2	204	26	26
Home equity loans serviced by others	14	1	1	—	—	—
Home equity lines of credit serviced by others	3	—	—	2	—	—
Automobile	93	2	2	23	—	—
Education	—	—	—	—	—	—
Credit cards	1,850	10	10	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	2,126	25	26	280	35	36
Total	2,133	$27	$28	316	$57	$57

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	12	$64	$65	$1	$—
Commercial real estate	1	—	—	—	—
Total commercial loans	13	64	65	1	—
Residential mortgages	122	13	13	(1)	—
Home equity loans	192	11	11	—	—
Home equity lines of credit	295	20	20	—	1
Home equity loans serviced by others	41	2	1	—	—
Home equity lines of credit serviced by others	21	2	1	—	—
Automobile	1,017	18	16	—	3
Education	235	4	4	1	—
Credit cards	—	—	—	3	—
Other retail	5	—	—	(1)	—
Total retail loans	1,928	70	66	2	4
Total	1,941	$134	$131	$3	$4
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes TDRs that defaulted within 12 months of their modification date during the nine months ended September 30, 2018 and 2017, respectively. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	9	$32	2	$4	15	$52	7	$5
Commercial real estate	—	—	—	—	1	—	1	4
Total commercial loans	9	32	2	4	16	52	8	9
Residential mortgages	33	4	35	5	103	12	121	15
Home equity loans	6	—	12	—	24	1	35	1
Home equity lines of credit	59	5	55	4	165	13	152	11
Home equity loans serviced by others	3	—	6	—	13	—	16	—
Home equity lines of credit serviced by others	2	—	4	—	3	—	8	—
Automobile	40	—	42	—	116	1	103	1
Education	1	—	5	1	13	1	41	1
Credit cards	106	1	116	—	327	2	344	2
Other retail	1	—	2	—	1	—	4	—
Total retail loans	251	10	277	10	765	30	824	31
Total	260	$42	279	$14	781	$82	832	$40
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2018 and December 31, 2017, the Company had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	September 30, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Total
High loan-to-value	$339	$107	$174	$—	$620
Interest-only/negative amortization	1,786	—	—	—	1,786
Low introductory rate	—	—	—	211	211
Multiple characteristics and other	1	—	—	—	1
Total	$2,126	$107	$174	$211	$2,618

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$366	$166	$264	$—	$—	$796
Interest-only/negative amortization	1,763	—	—	—	1	1,764
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,130	$166	$264	$197	$1	$2,758
NOTE 5 - MORTGAGE BANKING
In its mortgage banking business, the Company sells residential mortgages to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Residential mortgage loans sold with servicing retained	$1,848	$828	$3,173	$2,372
Gain on sales (1)	29	25	59	54
Contractually specified servicing, late and other ancillary fees (1)	38	13	69	40
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.

The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. MSRs are initially recorded at fair value. Subsequent to the initial recognition, MSRs are measured using either the fair value method or the amortization method. MSRs accounted for under the amortization method are subsequently accounted for at lower of cost or fair value, net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income.
As of August 1, 2018, the Company maintains two separate classes of MSRs which at the time of initial capitalization, are differentiated by how the risk associated with valuation changes of the MSRs is managed. The acquired FAMC portfolio is accounted for under the fair value method while the Company’s MSR portfolio held before the FAMC acquisition is accounted for under the amortization method. The Company implemented an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair value method, which includes the purchase of freestanding derivatives. Any change in fair value during the period for MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, is recorded in mortgage banking fees in the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize changes in MSRs recorded using the amortization method and the fair value method for the three and nine months ended September 30, 2018 and 2017.

Amortization Method

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
MSRs:
Balance as of beginning of period	$217	$170	$201	$167
Amount capitalized	11	9	26	28
Purchases	—	—	16	—
Amortization	(9)	(8)	(24)	(24)
Carrying amount before valuation allowance	219	171	219	171
Valuation allowance for servicing assets:
Balance as of beginning of period	—	4	3	5
Valuation recoveries	—	—	(3)	(1)
Balance at end of period	—	4	—	4
Net carrying value of MSRs	$219	$167	$219	$167
For the purposes of impairment evaluation and measurement of MSRs under the amortization method, MSRs are stratified based on predominant risk characteristics (such as interest rate, loan size, origination date, term, or geographic location) of the underlying loans. An allowance is established in the event the recorded value of an individual stratum exceeds fair value.
Fair Value Method

	As of and for the Three Months Ended September 30, 2018	As of and for the Nine Months Ended September 30, 2018
(in millions)
MSRs:
Fair value as of beginning of the period	$—	$—
Acquired MSRs	590	590
Amounts capitalized	29	29
Changes in unpaid principal balance during the period (1)	(12)	(12)
Changes in fair value during the period (2)	5	5
Fair value at end of the period	$612	$612
(1) Represents changes in value due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii)
loans that paid off during the period.
(2) Represents changes in value primarily due to market driven changes in interest rates and prepayment speeds.
The fair value of MSRs is estimated using the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, contractual servicing fee income, servicing costs, default rates, ancillary income, and other economic factors, which are determined based on current market interest rates. The valuation does not attempt to forecast or predict the future direction of interest rates.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The sensitivity analysis below presents the impact to current fair value of an immediate 50 basis point and 100 basis point adverse change in the key economic assumptions and presents the decline in fair value that would occur if the adverse change were realized. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon movements in market interest rates.
For MSRs under the amortization method, the key economic assumptions used to estimate the fair value are presented below:

	September 30, 2018			December 31, 2017
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$261	50 bps adverse change	100 bps adverse change	$218	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.9			5.9
Weighted average constant prepayment rate	7.7%	$18	$43	10.0%	$22	$46
Weighted average discount rate	9.3%	5	10	9.9%	4	8
For MSRs under the fair value method, the key economic assumptions used to estimate the fair value are presented below:

	September 30, 2018
	Actual	Decline in fair value due to
(dollars in millions)
Fair value	$612	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	8.7
Weighted average constant prepayment rate	7.3%	$54	$123
Weighted average option adjusted spread	625 bps	14	27
The Company economically hedges the value of certain MSRs using derivative instruments. Refer to Note 9 “Derivatives” for additional information.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill is the purchase premium excess of the fair value allocated to net assets associated with the acquisition of a business and is assigned to reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. The Company has identified and allocated goodwill to two reporting units - Consumer Banking and Commercial Banking - based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. For further detail regarding the Company’s Goodwill see Note 9 “Goodwill” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
In August 2018, the Company acquired certain assets and assumed certain liabilities of FAMC, which resulted in an increase to goodwill of $59 million. Refer to Note 1 “Basis of Presentation” for more information. The change in the carrying value of goodwill for the nine months ended September 30, 2018 is presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2017	$2,136	$4,751	$6,887
Business acquisition	59	—	59
Balance at September 30, 2018	$2,195	$4,751	$6,946
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at September 30, 2018 and December 31, 2017. The accumulated losses related to the Commercial Banking reporting unit totaled $50 million at September 30, 2018 and December 31, 2017. There was no impairment recorded for the three and nine months ended September 30, 2018 and 2017.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Intangibles
Other intangible assets are recognized separately from goodwill if the asset arises as a result of contractual rights or if the asset is capable of being separated and sold, transferred or exchanged. Intangible assets are recorded in other assets on the Consolidated Balance Sheets and are amortized on a straight-line basis. Intangible assets are subject to an annual impairment evaluation. Amortization expense is recorded in other expenses in our Consolidated Statements of Operations.
A summary of the carrying value of intangible assets is presented below. Included in the carrying value at September 30, 2018 are $32 million in other intangibles related to the FAMC acquisition.

		September 30, 2018			December 31, 2017
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	7	$20	$—	$20	$—	$—	$—
Acquired relationships	5 - 15	11	1	10	2	—	2
Other	2 - 3	3	—	3	—	—	—
Total		$34	$1	$33	$2	$—	$2
    As of September 30, 2018, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million for the three and nine months ended September 30, 2018. There was no amortization expense for the three and nine months ended September 30, 2017. The Company’s projection of amortization expense is based on balances as of September 30, 2018, and future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the remainder of 2018 through 2022 is as follows:

(in millions)	Total
Remainder of 2018	$1
2019	5
2020	5
2021	4
2022	4
NOTE 7 - VARIABLE INTEREST ENTITIES
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

(in millions)	September 30, 2018	December 31, 2017
LIHTC investment included in other assets	$1,211	$951
LIHTC unfunded commitments included in other liabilities	677	491
Renewable energy investments included in other assets	323	335
Lending to special purpose entities included in loans and leases	449	—
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The tax credits received are reported as a reduction of income tax expense (or an increase to income tax benefit) related to these transactions.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Tax credits included in income tax expense	$28	$20	$79	$63
Amortization expense included in income tax expense	31	22	86	67
Other tax benefits included in income tax expense	7	7	19	22
No LIHTC investment impairment losses were recognized during the three and nine months ended September 30, 2018 and 2017, respectively.
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
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, the Company is not the primary beneficiary of these entities. Accordingly, the Company does not consolidate these VIEs on the Consolidated Balance Sheets. As of September 30, 2018, the lending facilities had aggregate unpaid principal balances of $449 million and undrawn commitments to extend credit of $534 million. The Company did not provide these lending facilities as of December 31, 2017.
NOTE 8 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	September 30, 2018	December 31, 2017
Federal funds purchased	$—	$460
Securities sold under agreements to repurchase	374	355
Other short-term borrowed funds (1)	2,006	1,856
Total short-term borrowed funds	$2,380	$2,671
(1) September 30, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($5) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	—%	—%	—%	—%	0.74%
Other short-term borrowed funds	2.41	1.47	2.41	1.47	1.72
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$382	$724	$1,045	$1,174	$1,174
Other short-term borrowed funds	2,502	1,755	2,502	3,508	3,508
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$643	$733	$598	$807	$776
Other short-term borrowed funds	2,239	1,624	1,802	2,283	2,321
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	0.91%	0.47%	0.76%	0.34%	0.36%
Other short-term borrowed funds	2.45	1.48	2.38	1.22	1.32
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	September 30, 2018	December 31, 2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023(1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2)	742	743
2.500% senior unsecured notes, due 2019 (2) (3)	—	741
2.250% senior unsecured notes, due 2020 (2)	687	692
Floating-rate senior unsecured notes, due 2020 (2)	300	299
Floating-rate senior unsecured notes, due 2020 (2)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	731	742
2.550% senior unsecured notes, due 2021 (2)	951	964
Floating-rate senior unsecured notes, due 2022 (2)	249	249
2.650% senior unsecured notes, due 2022 (2)	478	491
3.700% senior unsecured notes, due 2023 (2)	492	—
Floating-rate senior unsecured notes, due 2023 (2)	249	—
Federal Home Loan Bank advances due through 2038	8,012	3,761
Other	12	16
Total long-term borrowed funds	$15,639	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Parent Company’s long-term borrowed funds as of September 30, 2018 and December 31, 2017 included principal balances of $2.0 billion and $2.3 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($5) million for each period. The banking subsidiaries’ long-term borrowed funds as of September 30, 2018 and December 31, 2017 included principal balances of $13.8 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($19) million, respectively, and hedging basis adjustments of ($105) million and ($63) million, respectively. See Note 9 “Derivatives” for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $13.8 billion and $9.4 billion at September 30, 2018 and December 31, 2017, respectively. The Company’s available FHLB borrowing capacity was $3.7 billion and $8.0 billion at September 30, 2018 and December 31, 2017, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2018, the Company’s unused secured borrowing capacity was approximately $36.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
A summary of maturities for the Company’s long-term borrowed funds at September 30, 2018 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2019	$—	$3,244	$3,244
2020	—	7,972	7,972
2021	349	954	1,303
2022	348	732	1,080
2023	—	741	741
2024 and thereafter	1,290	9	1,299
Total	$1,987	$13,652	$15,639
NOTE 9 - DERIVATIVES
In the normal course of business, the Company enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, forward commitments to sell to-be-announced mortgage securities (“TBAs”), forward sale contracts and purchase options. The Company monitors the results of each transaction to ensure that management’s intent is satisfied. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 13 “Fair Value Measurements.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2018			December 31, 2017
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$10,050	$5	$—	$13,300	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	111,837	160	469	80,180	538	379
Foreign exchange contracts	10,346	116	105	9,882	148	149
Other contracts	5,201	19	1	1,039	7	5
Total derivatives not designated as hedging instruments		295	575		693	533
Gross derivative fair values		300	575		693	533
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(85)	(85)		(72)	(72)
Less: Cash collateral applied (2)		(42)	(41)		(4)	(151)
Total net derivative fair values presented in the Consolidated Balance Sheets		$173	$449		$617	$310
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effect on other income of fair value hedges described above:

	Amounts Recognized in Other Income for the
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($6)	$7	$1	($5)	$4	($1)

	Amounts Recognized in Other Income for the
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	($32)	$31	($1)	$5	($5)	$—
Cash flow hedges
The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $17 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.
The following table presents the effect of cash flow hedges on net income and stockholders' equity:

	Amounts Recognized for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Effective portion of (loss) gain recognized in OCI (1)	($35)	($2)	($122)	$35
Amount of net (loss) gain reclassified from OCI to interest income (2)	(17)	3	(36)	23
Amount of net gain (loss) reclassified from OCI to interest expense (2)	3	1	11	(2)
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
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are designed to meet the hedging and financing needs of the Company’s customers. The mark-to-market gains and losses associated with the customer derivatives are mitigated by mark-to-market gains and losses on interest rate and foreign exchange derivative contracts transacted. The Company also purchases interest rate floors primarily to hedge the exposure related to customer deposit products that have embedded minimum interest rate guarantees. The Company utilizes interest rate floors in non-qualifying hedging relationships.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. The Company also uses derivatives to

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hedge the risk of changes in the fair value of its residential MSR portfolio measured at fair value. Certain residential MSRs are accounted for at fair value with changes in the fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential MSRs include TBAs, interest rate swaptions, interest rate futures and interest rate swaps.
The following table presents the effect of economic hedges on noninterest income:

		Amounts Recognized in Noninterest Income for the
	Affected Line Item in the Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2018	2017	2018	2017
Economic Hedge Type
Customer interest rate contracts	Foreign exchange and interest rate products	($84)	$12	($363)	$92
Customer foreign exchange contracts	Foreign exchange and interest rate products	30	61	(27)	157
Derivatives transactions to hedge interest rate risk	Foreign exchange and interest rate products	97	(2)	403	(58)
Derivatives transactions to hedge foreign exchange risk	Foreign exchange and interest rate products	24	(55)	99	(140)
Residential loan commitments	Mortgage banking fees	6	—	6	3
Forward sale contracts	Mortgage banking fees	(13)	(1)	(15)	(7)
Interest rate derivative contracts used to hedge residential MSRs	Mortgage banking fees	(3)	—	(3)	—
Total		$57	$15	$100	$47

NOTE 10 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2017	($76)	($128)	($389)	($593)
Other comprehensive income before reclassifications	(1)	13	—	12
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	(2)	(1)	3	—
Net other comprehensive income	(3)	12	3	12
Balance at September 30, 2017	($79)	($116)	($386)	($581)
Balance at July 1, 2018	($200)	($575)	($435)	($1,210)
Other comprehensive loss before reclassifications	(26)	(95)	—	(121)
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	11	(2)	4	13
Net other comprehensive loss	(15)	(97)	4	(108)
Balance at September 30, 2018	($215)	($672)	($431)	($1,318)

	As of and for the Nine Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive income before reclassifications	22	74	—	96
Other-than-temporary impairment not recognized in earnings on debt securities	—	(2)	—	(2)
Amounts reclassified to the Consolidated Statements of Operations	(13)	(2)	8	(7)
Net other comprehensive income	9	70	8	87
Balance at September 30, 2017	($79)	($116)	($386)	($581)
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(91)	(427)	—	(518)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	19	(8)	10	21
Net other comprehensive loss	(72)	(436)	10	(498)
Balance at September 30, 2018	($215)	($672)	($431)	($1,318)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative (losses) gains included in net income:	($17)	$3	($36)	$23	Interest income
	3	1	11	(2)	Interest expense
	(14)	4	(25)	21	Income before income tax expense
	(3)	2	(6)	8	Income tax expense
	($11)	$2	($19)	$13	Net income
Reclassification of net debt securities gains (losses) to net income:	$3	$2	$13	$9	Securities gains, net
	(1)	(1)	(3)	(6)	Net debt securities impairment losses recognized in earnings
	2	1	10	3	Income before income tax expense
	—	—	2	1	Income tax expense
	$2	$1	$8	$2	Net income
Reclassification of changes related to the employee benefit plan:	($5)	($5)	($13)	($14)	Other operating expense
	(5)	(5)	(13)	(14)	Income before income tax expense
	(1)	(2)	(3)	(6)	Income tax expense
	($4)	($3)	($10)	($8)	Net income
Total reclassification (losses) gains	($13)	$—	($21)	$7	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net interest income (includes ($14), $4, ($25) and $21 of AOCI reclassifications, respectively)	$1,148	$1,062	$3,360	$3,093
Provision for credit losses	78	72	241	238
Noninterest income (includes $2, $1, $10 and $3 of AOCI reclassifications, respectively)	416	381	1,175	1,130
Noninterest expense includes $5, $5, $13 and $14 of AOCI reclassifications, respectively)	910	858	2,668	2,576
Income before income tax expense	576	513	1,626	1,409
Income tax expense (includes ($4), $0, ($7) and $3 income tax net expense from reclassification items, respectively)	133	165	370	423
Net income	$443	$348	$1,256	$986
NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 100,000,000 shares authorized of $25.00 par value undesignated preferred stock as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the Company had 550,000 and 250,000 shares of preferred stock issued and outstanding, respectively, with carrying amounts of $543 million and $247 million, respectively.
On October 25, 2018, the Company issued $300 million, or 300,000 shares, of 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”). As a result of this issuance, the Company received net proceeds of $296 million after the underwriting discount and other expenses. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate equal to 6.375% per annum from the date of issuance to, but excluding, April 6, 2024, and thereafter at a floating rate per annum equal to three-month LIBOR plus 3.157%, payable quarterly, in arrears, beginning July 6, 2024.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series C Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after April 6, 2024, or in whole but not in part, at any time within the 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series C Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series C Preferred Stock does not have any voting rights.
On May 24, 2018, the Company issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”). As a result of this issuance, the Company received net proceeds of $296 million after the underwriting discount and other expenses. The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable semi-annually, in arrears, at a rate equal to 6.000% per annum from the date of issuance to, but excluding, July 6, 2023, and thereafter at a floating rate per annum equal to three-month LIBOR plus 3.003%, payable quarterly, in arrears, beginning October 6, 2023.
The Series B Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after July 6, 2023, or in whole but not in part, at any time within the 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series B Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
At September 30, 2018 and December 31, 2017, the Company had 250,000 shares of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock issued and outstanding with liquidation preference of $1,000 per share and a carrying amount of $247 million. For further detail regarding the terms and conditions of the Company’s Series A Preferred Stock see Note 16 “Stockholders’ Equity” to the Company’s audited Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Treasury Stock
During the nine months ended September 30, 2018, the Company repurchased $725 million, or 17,527,586 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

(in millions)	September 30, 2018	December 31, 2017
Undrawn commitments to extend credit	$66,729	$62,959
Financial standby letters of credit	1,934	2,036
Performance letters of credit	131	47
Commercial letters of credit	74	53
Marketing rights	37	41
Risk participation agreements	14	16
Residential mortgage loans sold with recourse	6	7
Total	$68,925	$65,159
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
The Company recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $2 million and $3 million at September 30, 2018 and December 31, 2017, respectively.
Marketing Rights
During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $4 million for the nine months ended September 30, 2018 and paid $3 million for the year ended December 31, 2017. As of September 30, 2018, the Company is obligated to pay $37 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of September 30, 2018 and December 31, 2017 is $14 million and $16 million, respectively. The current amount of credit exposure is spread out over 87 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as ten years.
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
Other Commitments
In second quarter 2018, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with second quarter 2018 and ending with fourth quarter 2018. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $425 million and $700 million, respectively, and the remaining maximum purchase commitment is $188 million as of September 30, 2018. The agreement may be extended by written agreement of the parties for an additional four quarters. The agreement will terminate immediately if at any time during its term the aggregate purchase principal balance of loans equals the maximum amount. The Company may also terminate the agreement at will with payment of a termination fee equal to the product of $1 million times the number of quarters remaining under the agreement.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $87 million and $121 million, respectively, at September 30, 2018 and $65 million and $132 million, respectively, at December 31, 2017. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 13 “Fair Value Measurements” for further information.
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
NOTE 13 - FAIR VALUE MEASUREMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The residential mortgage loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of ($8) million and ($1) million for the three months ended September 30, 2018 and 2017, respectively. The Company recognized changes in fair value in mortgage banking income of ($7) million and $9 million for the nine months ended September 30, 2018 and 2017, respectively.
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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of September 30, 2018 and December 31, 2017. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 12 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. The Company recognized $1 million in other noninterest income related to its commercial trading portfolio for the three months ended September 30, 2018 and 2017.The Company recognized $1 million and $4 million in other noninterest income related to its commercial trading portfolio for the nine months ended September 30, 2018 and 2017.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	September 30, 2018			December 31, 2017
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,140	$1,140	$—	$326	$326	$—
Commercial and commercial real estate loans held for sale, at fair value	163	163	—	171	171	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion above.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion above.
Mortgage Servicing Rights - Fair Value Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 5 “Mortgage Banking” for more information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,135	$—	$20,135	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	20,152	12	20,140	—
Loans held for sale, at fair value:
Residential loans held for sale	1,140	—	1,140	—
Commercial loans held for sale	163	—	163	—
Total loans held for sale, at fair value	1,303	—	1,303	—
Mortgage servicing rights	612	—	—	612
Derivative assets:
Interest rate contracts	165	—	165	—
Foreign exchange contracts	116	—	116	—
Other contracts	19	—	19	—
Total derivative assets	300	—	300	—
Equity securities, at fair value:
Money market mutual fund investments	175	175	—	—
Other investments	—	—	—	—
Total equity securities, at fair value	175	175	—	—
Total assets	$22,542	$187	$21,743	$612
Derivative liabilities:
Interest rate contracts	$469	$—	$469	$—
Foreign exchange contracts	105	—	105	—
Other contracts	1	—	1	—
Total derivative liabilities	575	—	575	—
Total liabilities	$575	$—	$575	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2017:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,139	$—	$20,139	$—
State and political subdivisions	6	—	6	—
U.S. Treasury and other	12	12	—	—
Total debt securities available for sale	20,157	12	20,145	—
Loans held for sale, at fair value:
Residential loans held for sale	326	—	326	—
Commercial loans held for sale	171	—	171	—
Total loans held for sale, at fair value	497	—	497	—
Derivative assets:
Interest rate contracts	538	—	538	—
Foreign exchange contracts	148	—	148	—
Other contracts	7	—	7	—
Total derivative assets	693	—	693	—
Equity securities, at fair value:
Money market mutual fund investments	165	165	—	—
Other investments	4	—	4	—
Total equity securities, at fair value	169	165	4	—
Total assets	$21,516	$177	$21,339	$—
Derivative liabilities:
Interest rate contracts	$379	$—	$379	$—
Foreign exchange contracts	149	—	149	—
Other contracts	5	—	5	—
Total derivative liabilities	533	—	533	—
Total liabilities	$533	$—	$533	$—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the three and nine months ended September 30, 2018. There were no assets measured at fair value on a recurring basis and classified as Level 3 for the three and nine months ended September 30, 2017.

For the Three Months Ended September 30,
(in millions)	Mortgage Servicing Rights
Balance at July 1, 2018	$—
Acquired MSRs	590
Amount capitalized	29
Change in unpaid principal balance during the period (1)	(12)
Change in fair value during the period (2)	5
Balance at September 30, 2018	$612

For the Nine Months Ended September 30,
(in millions)	Mortgage Servicing Rights
Balance at January 1, 2018	$—
Acquired MSRs	590
Amount capitalized	29
Change in unpaid principal balance during the period (1)	(12)
Change in fair value during the period (2)	5
Balance at September 30, 2018	$612
(1) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(2) Represents changes in value primarily due to market driven changes in interest rates and prepayment speeds.

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
Mortgage Servicing Rights - Amortization Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 5 “Mortgage Banking” for more information. See also Note 8 “Mortgage Banking” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
Foreclosed assets
Foreclosed assets consist primarily of residential properties. Foreclosed assets are carried at the lower of cost or fair value less costs to sell. Fair value is based upon independent market prices or appraised values of the collateral and is classified as Level 2.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Impaired collateral-dependent loans	($3)	($4)	($9)	($31)
MSRs	—	—	3	(1)
Foreclosed assets	(1)	(1)	(2)	(3)
Leased assets	(4)	—	(6)	(15)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2018				December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$336	$—	$336	$—	$393	$—	$393	$—
MSRs	261	—	—	261	218	—	—	218
Foreclosed assets	25	—	25	—	31	—	31	—
Leased assets	93	—	93	—	112	—	112	—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,284	$4,102	$—	$—	$4,284	$4,102	$—	$—
Equity securities, at cost	874	874	—	—	874	874	—	—
Other loans held for sale	27	27	—	—	—	—	27	27
Loans and leases	114,720	113,913	—	—	336	336	114,384	113,577
Financial Liabilities:
Deposits	117,075	116,892	—	—	117,075	116,892	—	—
Federal funds purchased and securities sold under agreements to repurchase	374	374	—	—	374	374	—	—
Other short-term borrowed funds	2,006	2,006	—	—	2,006	2,006	—	—
Long-term borrowed funds	15,639	15,630	—	—	15,639	15,630	—	—

	December 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,685	$4,668	$—	$—	$4,685	$4,668	$—	$—
Equity securities, at cost	722	722	—	—	722	722	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	110,617	111,168	—	—	393	393	110,224	110,775
Financial Liabilities:
Deposits	115,089	115,039	—	—	115,089	115,039	—	—
Federal funds purchased and securities sold under agreements to repurchase	815	815	—	—	815	815	—	—
Other short-term borrowed funds	1,856	1,856	—	—	1,856	1,856	—	—
Long-term borrowed funds	11,765	11,891	—	—	11,765	11,891	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue from contracts with customers	$285	$833
Revenue from other sources	131	342
Noninterest income	$416	$1,175

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
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$105	$26	$131	$303	$79	$382
Card fees	51	10	61	154	28	182
Capital markets fees	—	46	46	—	134	134
Trust and investment services fees	45	—	45	128	—	128
Other banking fees	—	2	2	—	7	7
Total revenue from contracts with customers	$201	$84	$285	$585	$248	$833
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of September 30, 2018. The Company has elected the practical expedient to exclude disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed. A description of the above components of revenue from contracts with customers is presented below:
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
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the three and nine months ended September 30, 2018, the Company recognized trailing commissions of $4 million and $12 million, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Bank-owned life insurance	$14	$14	$42	$40
NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Deposit insurance	$29	$34	$88	$102
Promotional expense	36	27	95	82
Settlements and operating losses	11	18	35	43
Other	55	54	160	178
Other operating expense	$131	$133	$378	$405
NOTE 16 - INCOME TAXES
Income Tax Expense
Income tax expense was $133 million and $165 million for the three months ended September 30, 2018 and 2017, respectively, resulting in effective income tax rates of 23.2% and 32.2%, respectively. Income tax expense was $370 million and $423 million for the nine months ended September 30, 2018 and 2017, respectively, resulting in effective income tax rates of 22.8% and 30.0%, respectively.
For the nine months ended September 30, 2018, the effective income tax rate of 22.8% was higher than the statutory rate of 21% primarily as a result of state taxes and permanently disallowed expenses, partially offset by permanent benefits from tax credits and tax-exempt income. For the nine months ended September 30, 2017, the effective income tax rate of 30.0% compared favorably to the statutory rate of 35% primarily as a result of the impact of the settlement of certain state tax matters and the permanent benefits from tax credits and tax-exempt income.
Deferred Tax Liability
At September 30, 2018, the Company reported a net deferred tax liability of $430 million, compared to $571 million as of December 31, 2017. The decrease in the net deferred tax liability was primarily attributable to the tax effect of net unrealized losses on securities and derivatives.
NOTE 17 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per-share data)	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$443	$348	$1,256	$986
Less: Preferred stock dividends	7	7	14	14
Net income available to common stockholders	$436	$341	$1,242	$972
Denominator:
Weighted-average common shares outstanding - basic	475,957,526	500,861,076	482,691,884	505,529,991
Dilutive common shares: share-based awards	1,642,391	1,296,308	1,558,959	1,532,814
Weighted-average common shares outstanding - diluted	477,599,917	502,157,384	484,250,843	507,062,805
Earnings per common share:
Basic	$0.92	$0.68	$2.57	$1.92
Diluted	0.91	0.68	2.57	1.92
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the three and nine months ended September 30, 2018 did not have any antidilutive shares. The diluted EPS computation for the three and nine months ended

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017 excluded 4 thousand and 378 thousand average share-based awards, respectively, because their inclusion would have been antidilutive.
NOTE 18 - REGULATORY MATTERS
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

	Actual		Minimum Capital Adequacy
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)
September 30, 2018
Common equity tier 1 capital(1)	$14,435	10.8%	$8,495	6.375%
Tier 1 capital(2)	14,978	11.2	10,493	7.875
Total capital(3)	17,810	13.4	13,158	9.875
Tier 1 leverage(4)	14,978	9.9	6,029	4.000
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	$7,342	5.750%
Tier 1 capital(2)	14,556	11.4	9,258	7.250
Total capital(3)	17,781	13.9	11,812	9.250
Tier 1 leverage(4)	14,556	10.0	5,824	4.000
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
On April 5, 2018, the Company submitted its 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB did not object to the Company’s 2018 Capital Plan including its proposed capital actions in the period beginning July 1, 2018 and ending June 30, 2019. The Company’s 2018 Capital Plan includes an increase in quarterly common dividends from $0.22 to $0.27 per share in the third quarter of 2018, with the potential to raise quarterly common dividends to $0.32 per share beginning in 2019, and common share repurchases of up to $1.02 billion through the second quarter of 2019. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance and market conditions.
During the three months ended September 30, 2018 and 2017, the Company declared and paid dividends on common stock of $129 million and $90 million, respectively, and declared semi-annual preferred dividends of $7 million for both periods. During the nine months ended September 30, 2018 and 2017, the Company declared and paid dividends on common stock of $344 million and $233 million, respectively, and declared semi-annual preferred dividends of $14 million for both periods.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September 30, 2018 and 2017, the Parent Company repurchased $400 million and $225 million of its outstanding common stock, respectively. During the nine months ended September 30, 2018 and 2017, the Parent Company repurchased $725 million and $485 million of its outstanding common stock, respectively.
NOTE 19 - BUSINESS OPERATING SEGMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$776	$380	($8)	$1,148
Noninterest income	258	140	18	416
Total revenue	1,034	520	10	1,564
Noninterest expense	686	202	22	910
Profit (loss) before provision for credit losses	348	318	(12)	654
Provision for credit losses	71	14	(7)	78
Income (loss) before income tax expense (benefit)	277	304	(5)	576
Income tax expense (benefit)	70	70	(7)	133
Net income	$207	$234	$2	$443
Total average assets	$62,974	$52,871	$39,779	$155,624

	As of and for the Three Months Ended September 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$674	$354	$34	$1,062
Noninterest income	227	136	18	381
Total revenue	901	490	52	1,443
Noninterest expense	648	195	15	858
Profit before provision for credit losses	253	295	37	585
Provision for credit losses	65	—	7	72
Income before income tax expense	188	295	30	513
Income tax expense	66	94	5	165
Net income	$122	$201	$25	$348
Total average assets	$60,012	$49,833	$40,167	$150,012

	As of and for the Nine Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,268	$1,113	($21)	$3,360
Noninterest income	708	405	62	1,175
Total revenue	2,976	1,518	41	4,535
Noninterest expense	2,000	610	58	2,668
Profit (loss) before provision for credit losses	976	908	(17)	1,867
Provision for credit losses	209	19	13	241
Income (loss) before income tax expense (benefit)	767	889	(30)	1,626
Income tax expense (benefit)	193	203	(26)	370
Net income (loss)	$574	$686	($4)	$1,256
Total average assets	$61,857	$51,820	$39,805	$153,482

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Nine Months Ended September 30, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,969	$1,044	$80	$3,093
Noninterest income	676	400	54	1,130
Total revenue	2,645	1,444	134	4,223
Noninterest expense	1,939	577	60	2,576
Profit before provision for credit losses	706	867	74	1,647
Provision for credit losses	189	20	29	238
Income before income tax expense (benefit)	517	847	45	1,409
Income tax expense (benefit)	182	279	(38)	423
Net income	$335	$568	$83	$986
Total average assets	$59,310	$49,604	$40,649	$149,563
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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, information required by this item is set forth in Note 12 “Commitments and Contingencies” in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended September 30, 2018 are included in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
July 1, 2018 - July 31, 2018	8,108,753	$39.83	8,108,753	$696,987,832
August 1, 2018 - August 31, 2018	—	$—	—	$696,987,832
September 1, 2018 - September 30, 2018	1,932,668	$39.83	1,932,668	$620,000,000
(1) On June 28, 2018, the Company announced that its 2018 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $1.02 billion for the four-quarter period ending with the second quarter of 2019. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the third quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by September 30, 2018. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3        Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1        Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed October 25, 2018)

11.1 Statement re: computation of earnings per share (filed herewith as Note 17 “Earnings Per Share” to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this report, which is incorporated herein by reference)

12.1 Computation of Ratio of Earnings to Fixed Charges*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)