Form 10-K
period 2018-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2019-02-21
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2018
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

(401) 456-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of 6.350% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $18,789,421,828 (based on the June 30, 2018 closing price of Citizens Financial Group, Inc. common shares of $38.90 as reported on the New York Stock Exchange). There were 460,390,006 shares of Registrant’s common stock ($0.01 par value) outstanding on February 1, 2019.
Documents incorporated by reference

Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2019 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

2017 Tax Legislation	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act)
ACL	Allowance for Credit Losses
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
C&I	Commercial and Industrial
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens or CFG or the Company	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DFAST	Dodd-Frank Act Stress Test
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	The Securities Exchange Act of 1934
FAMC	Franklin American Mortgage Company
FAMC acquisition	The August 1, 2018 acquisition of Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority

CITIZENS FINANCIAL GROUP, INC.

FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NPR	Notice of Proposed Rulemaking
NSFR	Net Stable Funding Ratio
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank of Pennsylvania, Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
peers or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp
REITs	Real Estate Investment Trusts
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
VaR	Value-at-Risk
VIE	Variable Interest Entities

CITIZENS FINANCIAL GROUP, INC.
FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

CITIZENS FINANCIAL GROUP, INC.

PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is the 13th largest retail bank holding company in the United States.(1) Headquartered in Providence, Rhode Island, Citizens offers a broad range of retail and commercial banking products and services to more than five million individuals, small businesses, middle-market companies, large corporations and institutions, largely through approximately 1,100 branches in 11 states in the New England, Mid-Atlantic and Midwest regions and approximately 140 retail and commercial non-branch offices located in our branch banking footprint and in other states and the District of Columbia, which are contiguous with our footprint. At December 31, 2018, the Company had total assets of $160.5 billion, total deposits of $119.6 billion and total stockholders’ equity of $20.8 billion.
Citizens is a bank holding company which was incorporated under Delaware state law in 1984 and whose primary federal regulator is the Board of Governors of the Federal Reserve System (“FRB”). As of December 31, 2018, our primary subsidiaries were Citizens Bank, N.A. (“CBNA”), a national banking association whose primary federal regulator is the Office of the Comptroller of the Currency (“OCC”), and Citizens Bank of Pennsylvania (“CBPA”), a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the Federal Deposit Insurance Corporation (the “FDIC”) as its primary federal regulator. On January 2, 2019, we consolidated our banking subsidiaries via a merger of CBPA into CBNA in order to streamline governance and enterprise risk management, improve CBNA’s risk profile and gain operational efficiencies. CBNA is now our primary subsidiary and our sole banking subsidiary.
Business Segments
We manage our business through two reportable business operating segments: Consumer Banking and Commercial Banking. The Company’s activities outside the two business operating segments are classified as “Other” and include treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. The Other classification also includes the financial impact of non-core, liquidating loan portfolios and other non-core assets and liabilities. For a description of non-core assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition — Loans and Leases — Non-Core Assets” in Part II, Item 7, of this Report. For additional information regarding our business segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2018 compared with 2017 — Business Operating Segments” in Part II, Item 7 and Note 25 “Business Operating Segments” in the Notes to Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
The following table presents selected financial information for our business operating segments, Other and consolidated:

	For the Year Ended December 31,
	2018				2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,064	$1,497	($29)	$4,532	$2,651	$1,411	$111	$4,173
Noninterest income	973	545	78	1,596	905	538	91	1,534
Total revenue	4,037	2,042	49	6,128	3,556	1,949	202	5,707
Noninterest expense	2,723	813	83	3,619	2,593	772	109	3,474
Net income	$767	$927	$27	$1,721	$452	$774	$426	$1,652
Total average loans and leases and loans held for sale	$60,691	$51,344	$2,446	$114,481	$58,371	$48,655	$2,946	$109,972
Total average deposits	$77,542	$30,704	$7,611	$115,857	$74,873	$30,005	$6,996	$111,874
Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million, with products and services that include deposit products, mortgage and home equity lending, credit cards, business loans, wealth management and investment services largely across our 11-state traditional banking footprint. We also offer auto loans, education loans, and unsecured and product financing loans in addition to select digital deposit
(1) According to SNL Financial as of September 30, 2018.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

products nationwide.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 6,200 branch colleagues, approximately 1,100 branches, including about 310 in-store locations, and approximately 2,900 ATMs. Our network includes approximately 1,320 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
We believe our strong retail deposit market share in our core regions, which have relatively diverse economies and affluent demographics, is a competitive advantage. As of June 30, 2018, we ranked second by retail deposit market share in the New England region and ranked in the top five in nine of our ten principal MSAs.(1)
The following table presents information regarding our competitive position in our principal MSAs:

(dollars in billions)		Total	Total	Deposit
MSA	Total Branches	Deposits	Deposit Rank	Market Share
Boston, MA	202	$22.1	2	14.0%
Philadelphia, PA	171	15.0	4	11.0
Pittsburgh, PA	118	8.7	2	16.2
Providence, RI	93	8.6	1	26.0
Detroit, MI	81	5.5	6	7.0
Cleveland, OH	51	3.9	4	10.1
Manchester, NH	20	2.5	1	30.2
Buffalo, NY	41	1.9	4	8.9
Albany, NY	22	1.9	3	12.3
Rochester, NY	25	1.7	5	9.6
Source: FDIC, June 2018. Principal MSAs determined by total retail branch count. Deposits capped at $500 million per branch. Excludes “non-retail banks” as defined by SNL Financial. The scope of “non-retail banks” is subject to the discretion of SNL Financial, but typically includes: industrial bank and non-depository trust charters, institutions with more than 20% brokered deposits (of total deposits), institutions with more than 20% credit card loans (of total loans), institutions deemed not to broadly participate in the banking services market and other nonretail competitor banks.
Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of over $25 million to more than $3.0 billion and strives to be our clients’ trusted advisor and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange and interest rate risk management solutions, as well as corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
Commercial Banking is structured along business lines and product groups. The business lines, Corporate Banking and Commercial Real Estate, and the product groups, Treasury Solutions and Corporate Finance & Capital Markets, work in teams to understand client needs and provide comprehensive solutions to meet those needs. We acquire new clients through a coordinated approach to the market, leveraging deep industry knowledge in specialized banking groups and a geographic coverage model.
Our Corporate Banking business line services middle market domestic commercial and industrial clients with annual gross revenues of $25 million to $500 million, and mid-corporate clients with annual revenues of $500 million to more than $3.0 billion. In several areas, such as Healthcare, Technology, and Franchise Finance, we offer a more dedicated and tailored approach to better meet the unique needs of these client segments. Smaller commercial clients, with an affinity for local bank branch support, cluster around our 11 state footprint. Larger clients seeking more specialty financial services expertise are covered nationally. Corporate Banking is a general lending business which offers a broad range of products, including secured and unsecured lines of credit, term loans, commercial mortgages, domestic and global treasury management solutions, trade services, interest rate products, foreign exchange services and letters of credit.
(1) According to SNL Financial.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Our Commercial Real Estate business line provides customized debt capital solutions for middle market operators, institutional developers, investors, and REITs. Commercial Real Estate provides financing for projects in the office, multi-family, industrial, retail, healthcare and hospitality sectors.
The Corporate Finance & Global Markets product group serves clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to middle market and mid-corporate clients, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within debt capital markets to advise our clients. Corporate Finance also provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors, services meeting the unique and time-sensitive needs of private equity firms, management companies and funds, and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites multi-bank syndicated credit facilities targeting middle market, mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structures. Citizens Capital Markets, Inc. (“CCMI”), our commercial broker-dealer, advises on and facilitates mergers and acquisitions, valuations, tender offers, financial restructurings, asset sales, divestitures and other corporate reorganizations and business combinations. Global Markets provides foreign exchange and interest rate risk management services.
The Treasury Solutions product group supports Commercial Banking and certain small business clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management as well as commercial credit cards and trade finance.
Business Strategy
Our mission is to help each of our customers, colleagues and communities reach their potential, and our vision is to be a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement and excellent capabilities. It is embedded in our culture to make sure we understand our customers’ needs so we can tailor advice and solutions to make our customers more successful. Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, and our success rests on our ability to distinguish ourselves as follows:
Maintain a high-performing, customer-centric organization: To accomplish this, we are embedding a “customer-first” culture among our managers and colleagues to deliver the best possible banking experience for our customers. For our colleagues, we are driving talent management to the next level, with a focus on attracting, developing and retaining great people, and ensuring strong leadership, teamwork and a sense of accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: We have focused on certain customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on mass market and mass affluent customers. In Commercial Banking, we focus on customers in the middle market, mid-corporate, and certain industry vertical areas. By developing differentiated and targeted value propositions, we believe we can attract new customers, deepen relationships with existing customers, and deliver an enhanced customer experience.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our profitability and the ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in late 2014 which was designed to improve the effectiveness, efficiency, and competitiveness of the franchise, and we commenced the fifth phase of this initiative in the second half of 2018.
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
Competition
The financial services industry is highly competitive. Our branch footprint is in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve national markets. Within these markets we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of product, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.
In Consumer Banking, the industry has become increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted through telephone, online and mobile channels. In addition, technology has lowered barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial services in our footprint, despite not having a physical presence there. The emergence of digital-only banking models has increased and we expect this trend to continue. Given their lower cost structure, these institutions are often able to offer on average higher rates on deposit products than retail banking institutions with a traditional branch footprint. The primary factors driving competition for loans and deposits are interest rates, fees charged, tailored value propositions to different customer segments, customer service levels, convenience, including branch location and hours of operation, and the range of products and services offered.
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws. These laws and regulations cover all aspects of our business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, liquidity, conduct and qualifications of personnel and certain transactions with affiliates. These laws and regulations are intended primarily for the protection of depositors,

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
We and our subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, our and CBNA’s respective regulators may advise us or CBNA to operate under various restrictions as a prudential matter. We and CBNA have periodically received requests for information from regulatory authorities at the federal and state level, including from state insurance commissions, state attorneys general, federal agencies or law enforcement authorities, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see “Risk Factors” in Part I, Item 1A, included in this Report. For additional information regarding regulatory and supervisory matters, see Note 18 “Commitments and Contingencies” in the notes to our Consolidated Financial Statements in Part II, Item 8 of this Report.
Overview
We are a bank holding company under the Bank Holding Company Act of 1956 (“Bank Holding Company Act”). We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by Gramm-Leach-Bliley Act of 1999 (“GLBA”). As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization, and the SEC serves as the primary regulator of our broker-dealer subsidiaries and directly regulates the activities of those subsidiaries, with the FRB exercising a supervisory role. The Dodd-Frank Act amendments to the Bank Holding Company Act require the FRB to examine the activities of non-depository institution subsidiaries of bank holding companies (that are not functionally regulated) that are engaged in depository institution-permissible activities and provide the FRB with back-up examination and enforcement authority for such activities. The FRB also has the authority to require reports of and examine any subsidiary of a bank holding company.
On July 3, 2018, we received regulatory approval from the OCC to consolidate our two banking subsidiaries via a merger of CBPA into CBNA. We completed this consolidation on January 2, 2019, such that CBNA is now our sole banking subsidiary. CBNA is a national banking association. As such, it is subject to regulation, examination and supervision by the OCC as its primary federal regulator and by the FDIC as the insurer of its deposits.
The federal banking regulators have authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. These banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Federal law governs the activities in which CBNA engages, including the investments it makes and the aggregate amount of loans that it may grant to one borrower. Various consumer and compliance laws and regulations also affect its operations. The actions the FRB takes to implement monetary policy also affect CBNA.
In addition, CBNA is subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to, among other things, regulate the offering and provision of consumer financial products by depository institutions, such as CBNA, with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act.
Financial Regulatory Reform
The Dodd-Frank Act regulates many aspects of the financial services industry and addresses among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage-lending practices. Moreover, as a general matter, in recent years, the federal banking regulators (the FRB, the OCC and the FDIC) as well as the CFPB have taken a more stringent approach to supervising and regulating the financial institutions and financial products and services over which the regulators exercise their respective supervisory authorities, including with respect to enforcement matters. CBNA’s and our products and services have been subject

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

to greater supervisory scrutiny and enhanced supervisory requirements and expectations in recent years, and we expect this scrutiny to continue for the foreseeable future.
Prior to amendment by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), which was signed into law on May 24, 2018, Section 165 of the Dodd-Frank Act directed the FRB to establish enhanced prudential standards applicable to systemically important financial institutions (“SIFIs”), bank holding companies with total consolidated assets of $50 billion or more. The FRB has adopted final rules implementing three aspects of Section 165: liquidity requirements, stress testing of capital, and overall risk management requirements. The current rules’ liquidity requirements are described below under “—Liquidity Requirements”, and their stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements.” In addition, the resolution planning requirements implemented by the FRB and FDIC are described below under “—Resolution Planning”.
EGRRCPA amended the Dodd-Frank Act by increasing the asset threshold for application of these enhanced prudential standards from $50 billion to $250 billion. EGRRCPA’s increased asset threshold took effect immediately for bank holding companies with total consolidated assets less than $100 billion. The increased asset threshold generally will become effective 18 months after the date of enactment (that is, in November 2019) for bank holding companies with total consolidated assets of $100 billion or more but less than $250 billion, including Citizens. The FRB is authorized, however, during the 18-month period to exempt, by order, any bank holding company with assets between $100 billion and $250 billion from any enhanced prudential standard requirement. The FRB is also authorized to apply any enhanced prudential standard requirement to any bank holding company with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA, if the FRB determines that such action is appropriate to address risks to financial stability and promote safety and soundness, taking into consideration certain factors including the bank holding company’s capital structure, riskiness, complexity, financial activities (including financial activities of subsidiaries), size, and any other risk-related factors that the FRB deems appropriate. U.S. global systemically important bank holding companies (“G-SIBs”) and bank holding companies with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.
In October 2018, the FRB and the other federal banking regulators proposed rules that would tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the EGRRCPA amendments (“Tailoring NPRs”). The proposed rules would assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five risk-based indicators: (i) cross-jurisdictional activity, (ii) weighted short-term wholesale funding, (iii) nonbank assets, (iv) off-balance sheet exposure, and (v) status as a U.S. G-SIB. Under the Tailoring NPRs, “Category IV standards” would apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Category I standards would be applicable to U.S. G-SIBs; Category II standards would be applicable to non-G-SIBs with $700 billion or more in total consolidated assets or at least $100 billion in total consolidated assets and $75 billion or more in cross-jurisdictional activity; and Category III standards would be applicable to banking organizations that are not subject to Category I or Category II standards and that have at least $250 billion in total consolidated assets or at least $100 billion in total consolidated assets and $75 billion or more in any of three indicators: (i) nonbank assets, (ii) weighted short-term wholesale funding, or (iii) off-balance sheet exposures.
In connection with the release of the proposed rules, FRB staff indicated which firms would fall into each of the four categories based on data for the second quarter of 2018. According to the FRB staff’s projections, Citizens would be a “Category IV” firm under the proposed rules. Firms subject to Category IV standards would generally be subject to the same capital and liquidity requirements as firms with under $100 billion in total consolidated assets, but would also be required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring NPRs, Category IV firms would (i) no longer be subject to any LCR or proposed NSFR requirement, (ii) remain not subject to advanced approaches capital requirements, (iii) remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income in regulatory capital, (iv) remain not subject to the supplementary leverage ratio, (v) remain not subject to the countercyclical capital buffer, (vi) no longer be subject to company-run stress testing requirements and (vii) become subject to supervisory stress testing on a biennial instead of annual basis. We discuss other elements of the proposed rules where relevant below. The Tailoring NPRs are subject to modification through the federal rulemaking process in accordance with the Administrative Procedures Act.
The U.S. Basel III rules, summarized briefly in the “—Capital” section below, have impacted our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the U.S. Basel III rules raised the required minimums for certain capital ratios, added a common equity

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

ratio, included capital buffers, and restricted what constitutes capital. The capital and risk weighting requirements became effective for us on January 1, 2015.
Many of the provisions of the Dodd-Frank Act, EGRRCPA, and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The ultimate effects of EGRRCPA and the Tailoring NPRs on Citizens, CBNA and their respective subsidiaries and activities will be subject to the final form of the Tailoring NPRs and additional rulemakings issued by the FRB and other federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
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
As noted above, we currently have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and all of its insured depository institution subsidiaries must remain well capitalized and well managed (as described below under “Federal Deposit Insurance Act”), and maintain a CRA rating of at least “Satisfactory.” If a financial holding company ceases to meet the capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company, may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith, and may result in the bank holding company losing financial holding company status. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, which period may be extended, the FRB may require the financial holding company to divest its subsidiary depository institutions or to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. If any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company would be subject to restrictions on certain new activities and acquisitions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
Capital
We must comply with the FRB’s capital adequacy rules, and CBNA must comply with similar capital adequacy rules of the OCC. The capital adequacy rules of both agencies are based on the Basel III framework. For more detail on our regulatory capital, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this Report.
The U.S. Basel III rules, among other things, (i) impose a capital measure called common equity tier 1 capital, or “CET1 capital”, (ii) specify that tier 1 capital consists of CET1 capital and “additional tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to previous regulations. Under the U.S. Basel III rules, the minimum capital ratios are:

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

•4.5% CET1 capital to risk-weighted assets;
•6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;
•8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and
•4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).

The U.S. Basel III rules also impose a capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios listed above. The implementation of the CCB began on January 1, 2016 at 0.625% and increased by 0.625% annually over a three year phase-in period, which ended January 1, 2019. The CCB for 2018 was 1.875%, and increased to its fully phased-in level of 2.5% as of January 1, 2019. Banking institutions that fail to meet the effective minimum ratios once the fully phased-in CCB is taken into account (that is, 7.0% for CET1 capital to risk-weighted assets, 8.5% for tier 1 capital to risk-weighted assets and 10.5% for total capital to risk-weighted assets) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this Report. On April 10, 2018, the FRB issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. Details of this proposal are discussed under “—Capital Planning and Stress Testing Requirements” below. Although the proposal, if adopted, would change the way in which the minimum capital ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
We are also subject to the FRB's risk-based capital requirements for market risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Market Risk Regulatory Capital” in Part II, Item 7, included in this Report, for further discussion.
The U.S. Basel III rules also provide for a number of deductions from, and adjustments to, CET1 capital. For example, certain deferred tax assets (“DTAs”), mortgage servicing assets, and significant investments in non-consolidated financial entities must be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items, in the aggregate, exceed 15% of CET1 capital. The deductions and other adjustments to CET1 capital generally became fully phased-in on January 1, 2018, although, as discussed below, the federal banking regulators have extended the transitional treatment for certain items.
In November 2017, the federal banking regulators issued a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for non-advanced approaches banking organizations, including us. Effective January 1, 2018, the final rule retains the 2017 U.S. Basel III transitional treatment of certain DTAs, mortgage servicing assets, investments in unconsolidated financial institutions and minority interests. As a result, since January 1, 2018, our mortgage servicing assets have retained their 2017 risk weight treatment, which will continue until the federal banking regulators revise the extended transitional treatment under the November 2017 final rule, which may occur in connection with the finalization of the related September 2017 proposal to simplify the capital treatment of certain DTAs, mortgage servicing assets, significant investments in unconsolidated financial institutions and minority interests.
The U.S. Basel III rules prescribe a standardized approach for risk weighting many categories of assets. These categories generally range from 0% for U.S. government and agency securities, to 600% for certain equity exposures, to 1,250% for certain securitization exposures.
With respect to CBNA, the U.S. Basel III rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below in “Federal Deposit Insurance Act.”
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to CFG or CBNA. The impact of Basel IV on CFG and CBNA will depend on the manner in which it is implemented by the FRB and the OCC.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Liquidity Requirements
We are currently subject to the Basel III-based U.S. LCR rule, which is a quantitative liquidity metric designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario; however, as noted above, under the Tailoring NPRs, Category IV firms, including Citizens, would no longer be subject to any LCR requirement. The LCR rule currently applies in its most comprehensive form only to advanced approaches bank holding companies (that is, those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures) and depository institution subsidiaries of such bank holding companies with $10 billion or more in total consolidated assets. The LCR rule, following the threshold amendments under EGRRCPA, currently applies in a modified form to bank holding companies such as the Parent Company that have $100 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. The U.S. version of the LCR differs in certain respects from the Basel Committee’s version; the U.S. version includes a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions, and a shorter phase-in schedule that began on January 1, 2015 and is now complete. The modified LCR currently requires us to maintain a ratio of high-quality liquid assets to net cash outflows of 70% (compared to 100% in the comprehensive LCR applicable to advanced approaches bank holding companies). At December 31, 2018, our LCR on the modified basis was above the minimum requirement.
Until the changes to the LCR requirement contained in the Tailoring NPRs are adopted, as a modified LCR company, we are required to calculate our LCR on a monthly basis. If a covered company fails to meet the minimum required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the FRB issued a final rule that requires bank holding companies currently subject to the LCR rule to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of their LCR. For modified LCR bank holding companies, this disclosure requirement began with the fourth quarter of 2018 and is required to be disclosed by March 1, 2019. We will publish the required information on quantitative and qualitative components of our LCR on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com.
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations, including Citizens; however, as noted above, under the Tailoring NPRs, Category IV firms, including Citizens, would not be subject to any NSFR requirement. Under the 2016 proposal, the most stringent requirements would apply to advanced approaches bank holding companies, and would have required such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”). Bank holding companies with $50 billion or more in total consolidated assets but that are not advanced approaches bank holding companies, including Citizens, would have been subject to a modified NSFR requirement which would have required such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis. Under the 2016 proposal, a banking organization’s ASF would have been calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon.
Finally, per the liquidity rules included in the FRB’s enhanced prudential standards adopted pursuant to Section 165 of the Dodd-Frank Act (referred to above under “—Financial Regulatory Reform”), we are also required to maintain a buffer of highly liquid assets based on projected funding needs for 30 days. The liquidity buffer is in addition to the federal banking regulators’ LCR rule and is described by the FRB as being “complementary” to the LCR. Under the Tailoring NPRs, the liquidity buffer requirements for Category IV firms, such as Citizens, would not change, and Category IV firms would remain subject to liquidity risk management requirements; however, these requirements would be tailored such that these firms would be required to: (i) calculate collateral positions monthly, as opposed to weekly as is currently required; (ii) establish a more limited set of liquidity risk limits than are currently required; and (iii) monitor fewer elements of intraday liquidity risk exposures than are currently monitored. Category IV firms would also be subject to liquidity stress testing quarterly, rather than monthly, and would be required to report liquidity data on a monthly basis.
     Capital Planning and Stress Testing Requirements
Under the CCAR process, bank holding companies with $100 billion or more in total consolidated assets are required to develop and maintain a capital plan and to submit the plan to the FRB for review. CCAR is designed to

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

evaluate a bank holding company’s capital adequacy, capital adequacy process and planned capital distributions, such as dividend payments and common stock repurchases. As part of CCAR, the FRB evaluates whether a bank holding company has sufficient capital to continue operations under various hypothetical scenarios of economic and financial market stress. These scenarios currently include both bank holding company- and FRB-developed scenarios, including an “adverse” and a “severely adverse” stress scenario (although the FRB, on January 8, 2019, proposed amendments that, among other things, would eliminate the adverse scenario). The FRB also evaluates whether the bank holding company has robust, forward-looking capital planning processes that accounts for the bank holding company’s unique risks.
Due to the importance and intensity of the stress tests and the CCAR process, we have dedicated significant resources to comply with stress testing and capital planning requirements and may continue to do so in the future.
Currently, any capital plan submitted to the FRB must cover a “planning horizon” of at least nine quarters beginning with the quarter preceding the submission of the plan (for example, January 1, 2020 for the capital plans required to be filed on or before April 5, 2020). Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the FRB. The FRB determines whether to object to a company’s capital plan based on whether the plan passes quantitative tests requiring that the company demonstrate that it will continue to meet all minimum capital requirements applicable to it over the nine-quarter planning horizon under all applicable scenarios. The FRB also incorporates an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning.
The FRB’s capital planning and stress testing rules generally make our ability to make quarterly capital distributions in the form of dividends and share repurchases contingent on the FRB’s non-objection to our capital plan, and limit our ability to make quarterly capital distributions if the amount of our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we indicated in our submitted capital plan for which we received a non-objection from the FRB.
Should the FRB object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions to which the FRB has indicated its non-objection in writing. Participating firms are currently required to submit their capital plans and stress testing results to the FRB on or before April 5th of each year in which they are participating, and the FRB will publish the results of its supervisory CCAR review of submitted capital plans by June 30th of each year. In addition, the FRB will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the FRB’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.
On February 5, 2019, the FRB announced that certain less-complex BHCs with less than $250 billion in assets, including Citizens, would not be required to be subject to supervisory stress testing, company-run stress testing, or the CCAR quantitative assessment for the 2019 cycle (although firms could elect to submit a capital plan for the 2019 cycle). The FRB has also announced that, unless Citizens elects to submit a capital plan for the 2019 cycle, for the period from July 1, 2019 through June 30, 2020, Citizens may make capital distributions up to the amount that would have allowed Citizens to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in Citizens’ regulatory capital ratios since the FRB acted on Citizens’ 2018 capital plan. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees), and we must submit our planned capital actions for the period between July 1, 2019 through June 30, 2020 to the FRB by April 5, 2019.
Additionally, under the Tailoring NPRs, Category IV firms, such as Citizens, would no longer be subject to company-run stress testing requirements (i.e., the requirement to stress test using bank holding company-developed and supervisory scenarios), but would remain subject to the quantitative review of their capital plans under CCAR, which the FRB noted that it plans to propose to conduct on a biennial, instead of annual, basis. In connection with the release of the Tailoring NPRs, the FRB noted that it expects to revise its guidance relating to capital planning to align with the proposed categories of standards set forth in the Tailoring NPRs, and the impact of the future proposal on Citizens and its capital planning process will depend on the final form of the FRB’s revised guidance.
Lastly, and as noted above, the FRB’s April 10, 2018 proposal to create a single, integrated capital requirement by combining the quantitative assessment of CCAR with the CCB requirement would, if adopted, replace the current static 2.5% CCB with a stress capital buffer (“SCB”) requirement. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s supervisory stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer (“SLB”) requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

proposal would eliminate the quantitative objection provisions of CCAR but would require a bank holding company to reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the bank holding company’s own baseline scenario projections. The FRB has stated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV bank holding companies to align with the proposed two-year supervisory stress testing cycle for Category IV bank holding companies. As is currently the case, under the proposal, a bank holding company subject to CCAR would generally not be permitted to exceed the capital distributions reflected in its capital plan either on a gross basis or net of capital issuances without prior approval of the FRB.
Resolution Planning
Under Section 165 of the Dodd-Frank Act, as amended by EGRRCPA, a bank holding company with total consolidated assets of $100 billion or more, such as Citizens, must currently submit a periodic resolution plan to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. We are required to submit our most recent resolution plan to the FRB and FDIC by December 31, 2019. If the FRB and the FDIC jointly determine that our plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code and we do not cure the deficiencies, the FRB and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. In connection with the release of the Tailoring NPRs, the FRB noted that it expects to release a proposal to amend, with the FDIC, their joint resolution plan rule to address the applicability of resolution plan requirements for U.S. bank holding companies with between $100 billion and $250 billion in total consolidated assets, including Citizens, and to adjust the scope and applicability of resolution plan requirements for firms that remain subject to them.
The FDIC has separately implemented a resolution planning rule that currently requires insured depository institutions of $50 billion or more in total assets, such as CBNA, to periodically submit a resolution plan. CBNA submitted its most recent resolution plan to the FDIC in July 2018.
Standards for Safety and Soundness
The FDIA requires the FRB, OCC and FDIC to prescribe operational and managerial standards for all insured depository institutions, including CBNA. The agencies have adopted regulations and interagency guidelines which set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If, after being notified to submit a compliance plan, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “Federal Deposit Insurance Act” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. As of December 31, 2018, the Parent Company and CBNA were well-capitalized.
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
Deposit Insurance
The FDIA requires CBNA to pay deposit insurance assessments. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings and forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. Since July 1, 2016, for large institutions the initial base assessment rate has ranged from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the Deposit Insurance Fund (“DIF”). In March 2016, the FDIC issued a final rule that imposed on insured depository institutions with at least $10 billion in assets, including CBNA, a surcharge of 4.5 basis points per annum that continued through September 30, 2018, when the reserve ratio of the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%; therefore, the surcharge no longer applies.
Dividends
Various federal statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.
Our payment of dividends to our stockholders is subject to the oversight of the FRB. In particular, the FRB reviews the dividend policies and share repurchases of a large bank holding company based on capital plans submitted as part of the CCAR process and on the results of stress tests, as discussed above. The FRB assesses dividend policies and share repurchases against, among other things, the bank holding company’s ability to achieve the required capital ratios under the Basel III-based U.S. revised capital rules. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the FRB’s non-objection to such planned distributions included in our submitted capital plan or the FRB’s authorization to make distributions if we are exempt from the requirement to submit a capital plan. See “—Capital” and “—Capital Planning and Stress Testing Requirements” above.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Support of Subsidiary Bank
Under Section 616 of the Dodd-Frank Act, which codifies the FRB’s long-standing “source of strength” doctrine, we must serve as a source of financial and managerial strength for our depository institution subsidiary. The statute defines “source of financial strength” as the ability to provide financial assistance in the event of the financial distress at the insured depository institution. The FRB may require that we provide such support at times even when we may not have the financial resources to do so, or when doing so may not serve our interests or those of our shareholders or creditors. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and related FRB rules, including Regulation W, restrict CBNA from extending credit to, or engaging in certain other transactions with, us and our non-bank subsidiaries. These restrictions place limits on certain specified “covered transactions” between bank subsidiaries and their affiliates, which must be limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of these limitations, in particular, by including within its scope derivative transactions by and between CBNA or its subsidiaries and the Parent Company or its other subsidiaries. The FRB enforces these restrictions and we are audited for compliance.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act, both subject to certain limited exceptions. The statutory provision is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule, jointly issued by the FRB, OCC, FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”), require that large bank holding companies design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Maintenance and monitoring of the required compliance program requires the expenditure of resources and management attention. In July 2018, the FRB, OCC, FDIC, CFTC and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

Consumer Financial Protection Regulations
The retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers and promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Service Members Civil Relief Act, the Expedited Funds Availability Act, the Right to Financial Privacy Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their respective federal regulations and state law counterparts.
In addition to these federal laws and regulations, the guidance and interpretations of the various federal agencies charged with the responsibility of implementing such regulations also influences loan and deposit operations.
The CFPB has broad rulemaking, supervisory, examination and enforcement authority over various consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products.
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
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers’ accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see “Risk Factors” in Part I, Item 1A, of this Report.
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

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate.
Community Reinvestment Act Requirements
The CRA requires banking regulators to evaluate us and CBNA in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s assessment of the institution’s record is made available to the public. These evaluations are also considered in evaluating mergers, acquisitions and applications to open a branch or facility and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of at least “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. We received a rating of “outstanding” in our most recent CRA evaluation.
In April 2018, the U.S. Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks, and in August 2018, the OCC published an advance notice of proposed rulemaking soliciting “ideas for building a new framework to transform or modernize the regulations that implement the Community Reinvestment Act,” without proposing any specific revisions to present CRA requirements. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
Compensation
Our compensation practices are subject to oversight by the FRB and the OCC. The federal banking regulators have issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings.
The U.S. financial regulators, including the FRB, the OCC and the SEC, jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of the Dodd-Frank Act. These regulations, among other things, prohibit incentive-based compensation arrangements that encourage inappropriate risk taking at specified regulated entities having at least $1 billion in total assets (including the Parent Company and CBNA). These regulations have not been finalized and the timing of final adoption and the form of any final regulations is uncertain. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
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
FinCEN drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation. In May 2018, a FinCEN rule became effective which requires financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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
Regulation of Broker-Dealers
Our subsidiary CCMI is a registered broker-dealer with the SEC and, as a result, is subject to regulation and examination by the SEC as well as FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
     Heightened Risk Governance Standards
CBNA is subject to OCC guidelines imposing heightened risk governance standards on large national banks with average total consolidated assets of $50 billion or more. The guidelines set forth minimum standards for the design and implementation of a bank’s risk governance framework, and minimum standards for oversight of that framework by a bank’s board of directors. The guidelines are intended to protect the safety and soundness of covered banks and improve bank examiners’ ability to assess compliance with the OCC’s expectations. Under the guidelines, a bank may use its parent company’s risk governance framework if the framework meets the minimum standards, the risk profiles of the parent company and the covered bank are substantially the same, and certain other conditions are met. CBNA has elected to use the Parent Company’s risk governance framework. A bank’s board of directors is required to have two members who are independent of the bank and parent company management. A bank’s board

CITIZENS FINANCIAL GROUP, INC.
BUSINESS

of directors is responsible for ensuring that the risk governance framework meets the standards in the guidelines, providing active oversight and a credible challenge to management’s recommendations and decisions and ensuring that the parent company decisions do not jeopardize the safety and soundness of the bank.
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
 Employees
As of December 31, 2018, we had approximately 18,100 full-time equivalent employees, including approximately 17,800 full-time colleagues, 100 part-time colleagues and 200 temporary employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As we are a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, regulatory and legal risk and strategic and reputational risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance” section in Part II, Item 7, included in this Report.
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
In recent years, the federal banking agencies (the FRB, the OCC and the FDIC), as well as the CFPB have generally taken a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. This increased supervisory stringency is a result of and in addition to legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital and liquidity requirements imposed by the U.S. implementation of the Basel III framework. We and CBNA and our products and services are all subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations. We expect to continue to face this heightened level of supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.
In addition, as part of the supervisory and examination process, if we are unsuccessful in meeting the supervisory requirements and expectations that apply to us and CBNA, regulatory agencies may from time to time take supervisory actions against us that may not be publicly disclosed. Such actions may include restrictions on our activities or the activities of our subsidiaries, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties, which could increase our costs and limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations.

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
Changes in the method pursuant to which the LIBOR and other benchmark rates are calculated and their potential discontinuance could adversely impact our business operations and financial results.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans, financing transactions and derivatives in connection with our customer accommodation trading activities, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.
In response to concerns regarding the reliability and robustness of commonly used reference rates, in particular LIBOR, the Financial Stability Oversight Council and Financial Stability Board called for the development of alternative interest rate benchmarks. In 2014, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. In June 2017, the ARRC identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to U.S. dollar LIBOR for use in certain new U.S. dollar derivatives and other financial instruments. Furthermore, in July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR, whether different benchmark rates may become accepted alternatives to LIBOR for different types of transactions and financial instruments, how the terms of any transaction or financial instrument will be adjusted to account for differences between LIBOR and any alternative rate selected (for example, if SOFR is used as an alternative, various adjustments, including a credit spread adjustment, may be necessary to reflect that SOFR is a secured overnight rate and LIBOR is a term unsecured rate), how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations.
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

Limitations on the manner in which regulated financial institutions, such as Citizens, can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Section 956 of the Dodd-Frank Act, may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If Citizens is unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The impact of this final rule on Citizens and CBNA will depend on whether we elect to phase in the impact of the standard over a three-year period. The standard is likely to have a negative impact, potentially materially, to the allowance and capital at adoption in 2020; however, Citizens is still evaluating the impact. It is also possible that Citizens’ ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
Despite our efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised.  During the course of an investigation, we may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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
As a financial holding company and a bank holding company, we are subject to comprehensive regulation, supervision and examination by the FRB. In addition, CBNA is subject to comprehensive regulation, supervision and examination by the OCC. Our regulators supervise us through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various areas. If we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to informal (non-public) or formal (public) supervisory actions and public enforcement orders that could lead to significant restrictions on our existing business or on our ability to engage in any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such actions through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory or enforcement action could have a material adverse effect on our business, financial condition and results of operations.

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
From time to time, bank regulatory agencies take supervisory actions that restrict or limit a financial institution’s activities and lead it to raise capital or subject it to other requirements. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. In addition, as part of our regular examination process, our and CBNA’s respective regulators may advise us or CBNA to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters.
The regulatory environment in which we operate continues to be subject to significant and evolving regulatory requirements that could have a material adverse effect on our business and earnings.
We are heavily regulated by multiple banking, consumer protection, securities and other regulatory authorities at the federal and state levels. This regulatory oversight is primarily established to protect depositors, the FDIC’s Deposit Insurance Fund, consumers of financial products, and the financial system as a whole, not our security holders. Changes to statutes, regulations, rules or policies, including the interpretation, implementation or enforcement of statutes, regulations, rules or policies, could affect us in substantial and unpredictable ways, including by, for example, subjecting us to additional costs, limiting the types of financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products. In recent years, we, together with the rest of the financial services industry, have faced particularly intense scrutiny, with many new regulatory initiatives and vigorous oversight and enforcement on the part of numerous regulatory and governmental authorities. Legislatures and regulators have pursued a broad array of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. Certain regulators and law enforcement authorities have also recently required admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving us could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business or engage in certain activities and could have other negative effects. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.
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
There have been significant revisions to the laws and regulations applicable to Citizens that have been enacted or proposed in recent months. These and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. For more information on the regulations to which we are subject and recent initiatives

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

to reform financial institution regulation, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this Report.
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
We could be required to act as a “source of strength” to CBNA, which would have a material adverse effect on our business, financial condition and results of operations.
FRB policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the FRB at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of CFG or our stockholders or creditors, and may include one or more of the following:

•
We may be compelled to contribute capital to CBNA, including by engaging in a public offering to raise such capital. Furthermore, any extensions of credit from us to CBNA that are included in CBNA’s capital would be subordinate in right of payment to depositors and certain other indebtedness of CBNA.

•
In the event of a bank holding company’s bankruptcy, any commitment that the bank holding company had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

•	In the event of impairment of the capital stock of CBNA, we, as CBNA’s stockholder, could be required to pay such deficiency.
We depend on CBNA for most of our revenue, and restrictions on dividends and other distributions by CBNA could affect our liquidity and ability to fulfill our obligations.
As a bank holding company, we are a separate and distinct legal entity from CBNA, our banking subsidiary. We typically receive substantially all of our revenue from dividends from CBNA. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that CBNA may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from CBNA could have a material adverse effect on our business, financial condition and results of operations. See “Supervision and Regulation” in Part I, Item 1 — Business, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Regulatory Matters” in Part II, Item 7, included in this Report.
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
In regulatory actions, such as those referred to above, it is inherently difficult to determine whether any loss is probable or whether it is possible to reasonably estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to make significant restitution payments to CBNA customers arising from certain compliance issues and also may be required to pay civil money penalties in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

we may establish for such proceedings and the eventual settlements, fines, or penalties. Adverse regulatory actions could have a material adverse effect on our business, financial condition and results of operations.
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
Bank holding companies with more than $100 billion in assets are currently required to submit resolution plans that, in the event of material financial distress or failure, establish the rapid, orderly and systemically safe liquidation of the company under the U.S. Bankruptcy Code. Separately, insured depository institutions with more than $50 billion in assets must submit to the FDIC a resolution plan whereby they can be resolved in a manner that is orderly and that ensures that depositors will receive access to insured funds within certain required timeframes. If the FRB and the FDIC jointly determine that the resolution plan of a bank holding company is not credible, and the company fails to cure the deficiencies in a timely manner, then the FRB and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of certain assets or operations. If the FRB and the FDIC jointly determine that our resolution plan is not credible or would not facilitate our orderly resolution under the U.S. Bankruptcy Code, we could become subject to more stringent regulatory requirements or business restrictions, or have to divest certain of our assets or businesses. Any such measures could have a material adverse effect on our business, financial condition or results of operations.

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
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are required to submit periodic capital plans to the FRB for review, or otherwise obtain FRB authorization, before we can take certain capital actions, including repurchasing shares, declaring and paying dividends, or repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to repurchase shares and declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See “Regulation and Supervision” in Part I, Item 1 — Business, included in this Report, for further discussion of the regulations to which we are subject.
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

CITIZENS FINANCIAL GROUP, INC.
RISK FACTORS

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

CITIZENS FINANCIAL GROUP, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is in Providence, Rhode Island. As of December 31, 2018, we leased approximately 4.8 million square feet of office and retail branch space. Our portfolio of leased space consisted of 3.4 million square feet of retail branch space which spanned eleven states and 1.4 million square feet of non-branch space. As of December 31, 2018, we owned an additional 1 million square feet of office and branch space. We operated 76 branches in Rhode Island, 37 in Connecticut, 245 in Massachusetts, 13 in Vermont, 63 in New Hampshire, 120 in New York, 11 in New Jersey, 325 in Pennsylvania, 23 in Delaware, 100 in Ohio and 87 in Michigan. Of these branches, 1,074 were leased and the remainder were owned. These properties were used by both the Consumer Banking and Commercial Banking segments. Management believes the terms of the various leases were consistent with market standards and were derived through arm’s-length bargaining. We also believe that our properties are in good operating condition and adequately serve our current business operations. We anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

In the Summer of 2018, we completed the construction of our new campus in Johnston, Rhode Island. The three-building complex brought together approximately 3,200 colleagues from various locations to one, creating greater collaboration and efficiency.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 18 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS FINANCIAL GROUP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 1, 2019, our common stock was owned by two holders of record (including Cede & Co.) and approximately 183,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” in Part II, Item 7, included in this Report. Information regarding restrictions on dividends, as required by this Item, is presented in Note 24 “Regulatory Matters” and Note 26 “Parent Company Financials” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, included in this Report.
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
This graph shall not be deemed “soliciting material” or be filed with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Citizens Financial Group, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

	9/24/2014	9/30/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
CFG	$100	$101	$108	$116	$161	$193	$140
S&P 500 Index	100	99	104	105	118	143	137
KBW BKX Index	100	98	103	103	133	157	129
Peer Regional Bank Average	$100	$99	$105	$105	$137	$159	$133

CITIZENS FINANCIAL GROUP, INC.

Issuer Purchase of Equity Securities

Details of the repurchases of our common stock during the fourth quarter 2018 are included in the following table:

Period	Total Number of Shares Repurchased(1)	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
October 1, 2018 - October 31, 2018	6,214,965	$36.38	6,214,965	$393,897,709
November 1, 2018 - November 30, 2018	—	$—	—	$393,897,709
December 1, 2018 - December 31, 2018	2,031,256	$36.38	2,031,256	$320,000,000
(1) On June 28, 2018, the Company announced that its 2018 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $1.02 billion for the four-quarter period ending with the second quarter of 2019. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the fourth quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by December 31, 2018. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statements of Operations data for the years ended December 31, 2018, 2017 and 2016 and the selected Consolidated Balance Sheet data as of December 31, 2018 and 2017 are derived from our audited Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this Report. We derived the selected Consolidated Statements of Operations data for the years ended December 31, 2015 and 2014 and the selected Consolidated Balance Sheet data as of December 31, 2016, 2015, and 2014 from our prior audited Consolidated Financial Statements, not included herein. Our historical results are not necessarily indicative of the results expected for any future period.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our audited Consolidated Financial Statements and the Notes thereto in Part II, Item 8 — Financial Statements and Supplementary Data, both included in this Report.

	For the Year Ended December 31,
(in millions, except per-share and ratio data)	2018	2017	2016	2015	2014
OPERATING DATA:
Net interest income	$4,532	$4,173	$3,758	$3,402	$3,301
Noninterest income	1,596	1,534	1,497	1,422	1,678
Total revenue	6,128	5,707	5,255	4,824	4,979
Provision for credit losses	326	321	369	302	319
Noninterest expense	3,619	3,474	3,352	3,259	3,392
Income before income tax expense	2,183	1,912	1,534	1,263	1,268
Income tax expense(1)	462	260	489	423	403
Net income	1,721	1,652	1,045	840	865
Net income available to common stockholders	1,692	1,638	1,031	833	865
Net income per average common share - basic (2)	3.54	3.26	1.97	1.55	1.55
Net income per average common share - diluted (2)	3.52	3.25	1.97	1.55	1.55
Dividends declared and paid per common share	0.98	0.64	0.46	0.40	1.43
OTHER OPERATING DATA:
Return on average common equity (3)	8.62%	8.35%	5.23%	4.30%	4.46%
Return on average tangible common equity (3)	12.94	12.35	7.74	6.45	6.71
Return on average total assets (3)	1.11	1.10	0.73	0.62	0.68
Return on average total tangible assets (3)	1.16	1.15	0.76	0.65	0.71
Efficiency ratio (3)	59.06	60.87	63.80	67.56	68.12
Operating leverage (3) (4)	3.19	4.98	6.08	0.81	61.99
Net interest margin (3)	3.19	3.02	2.86	2.75	2.83
Effective income tax rate(1)	21.16	13.62	31.88	33.52	31.80
(1) On December 22, 2017 President Trump signed the 2017 Tax Legislation which reduced the corporate tax rate from 35% to 21%.
(2) Earnings per share information reflects a 165,582-for-1 forward stock split effective on August 22, 2014.
(3) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures” in Part II, Item 7, for definitions of our key performance metrics.
(4) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2014 calculation, 2013 total revenue was $4.7 billion and noninterest expense was $7.7 billion.

CITIZENS FINANCIAL GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
(in millions, except ratio data)	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$160,518	$152,336	$149,520	$138,208	$132,857
Loans held for sale, at fair value	1,219	497	583	325	256
Other loans held for sale	101	221	42	40	25
Loans and leases	116,660	110,617	107,669	99,042	93,410
Allowance for loan and lease losses	(1,242)	(1,236)	(1,236)	(1,216)	(1,195)
Total securities	25,075	25,733	25,610	24,075	24,704
Goodwill	6,923	6,887	6,876	6,876	6,876
Total liabilities	139,701	132,066	129,773	118,562	113,589
Total deposits	119,575	115,089	109,804	102,539	95,707
Federal funds purchased and securities sold under agreements to repurchase	1,156	815	1,148	802	4,276
Other short-term borrowed funds	1,653	1,856	3,211	2,630	6,253
Long-term borrowed funds	14,433	11,765	12,790	9,886	4,642
Total stockholders’ equity	20,817	20,270	19,747	19,646	19,268
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a % of total loans and leases	1.06%	1.12%	1.15%	1.23%	1.28%
Allowance for loan and lease losses as a % of nonperforming loans and leases	156	142	118	115	109
Nonperforming loans and leases as a % of total loans and leases	0.68	0.79	0.97	1.07	1.18
Capital Ratios:(5)
CET1 capital ratio (6)	10.6	11.2	11.2	11.7	12.4
Tier 1 capital ratio (7)	11.3	11.4	11.4	12.0	12.4
Total capital ratio (8)	13.3	13.9	14.0	15.3	15.8
Tier 1 leverage ratio (9)	10.0	10.0	9.9	10.5	10.6
(5) The capital ratios and associated components as of December 31, 2018, 2017, 2016 and 2015 are prepared using the U.S. Basel III Standardized approach.  U.S. Basel III transitional rules for institutions applying the Standardized approach to calculating risk-weighted assets became effective January 1, 2015. The capital ratios and associated components as of December 31, 2014 are prepared using the U.S. Basel I approach.  The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2017 compared with 2016 — Income Tax Expense” for additional information.
(6) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $160.5 billion in assets as of December 31, 2018. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 2,900 ATMs and approximately 1,100 branches in 11 states in the New England, Mid-Atlantic and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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
Key Performance Metrics Used by Management and Non-GAAP Financial Measures
As a banking institution, we manage and evaluate aspects of our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and statement of operations, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable banking institutions in our region and nationally.
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
This document contains non-GAAP financial measures denoted as “Underlying” or “Adjusted/Underlying” results. Underlying or Adjusted/Underlying results for any given reporting period exclude certain items that may

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

occur in that period which Management does not consider indicative of the Company’s on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by Management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying or Adjusted/Underlying results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of Underlying or Adjusted/Underlying results increases comparability of period-to-period results.
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
Non-GAAP measures are denoted throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the use of the term Underlying or Adjusted/Underlying and/or are followed by an asterisk (*).
For additional information regarding our non-GAAP financial measures and reconciliations, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations,” included in this Report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
2018 compared with 2017 - Key Highlights
Full year 2018 net income of $1.7 billion increased $69 million, or 4%, from 2017, with earnings per diluted common share of $3.52, up 8% from $3.25 per diluted common share for 2017. 2018 ROTCE of 12.9% improved from 12.3% in 2017.
Full year 2018 results include $16 million after-tax, or $0.04 per diluted common share, of notable items compared with $340 million after-tax, or $0.67 per diluted common share, in 2017 as outlined in the tables below.
The following table presents selected GAAP and non-GAAP measures:*

	Year Ended December 31, 2018
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,596	$3,619	$326	$462	$1,721
Less: Notable items
Tax Legislation DTL adjustment	—	—	—	(29)	29
TOP efficiency initiatives and other actions	(1)	33	—	(8)	(26)
FAMC integration costs	(4)	21	—	(6)	(19)
Total notable items	($5)	$54	$—	($43)	($16)
Underlying results (non-GAAP)	$1,601	$3,565	$326	$505	$1,737
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

	Year Ended December 31, 2017
(in millions)	Noninterest income	Noninterest expense	Credit-related costs	Income tax expense	Net Income
Reported results (GAAP)	$1,534	$3,474	$321	$260	$1,652
Less: Notable items
Tax and tax-related notable items:
Tax Legislation DTL adjustment	—	—	—	(331)	331
Colleague and community reinvestment	—	22	—	(9)	(13)
Settlement of certain tax matters	—	—	—	(23)	23
TOP efficiency initiatives	—	15	—	(6)	(9)
Lease impairment credit-related costs	(11)	15	(26)	—	—
Gain on mortgage/home equity TDR Transaction	17	—	—	7	10
Home equity operational items	—	3	—	(1)	(2)
Total notable items	$6	$55	($26)	($363)	$340
Underlying results (non-GAAP)	$1,528	$3,419	$347	$623	$1,312

•	Net income available to common stockholders of $1.7 billion increased $54 million, or 3%, compared to $1.6 billion in 2017.

◦	On an Underlying basis,* net income available to common stockholders increased 32% led by revenue growth of 8%, with a 9% increase in net interest income and a 5% increase in noninterest income.

•	Total revenue of $6.1 billion increased $421 million, or 7%, from 2017, driven by strong net interest income and noninterest income growth:

◦	Net interest income of $4.5 billion increased $359 million, or 9%, compared to $4.2 billion in 2017, driven by higher loan yields and 4% average loan growth.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

◦
Net interest margin of 3.19% increased 17 basis points, compared to 3.02% in 2017, reflecting the benefit of higher interest rates and continued mix shift towards higher-yielding assets, partially offset by higher deposit and other funding costs.

–
Average loans and leases of $113.5 billion increased $4.2 billion, or 4%, from $109.3 billion in 2017, reflecting a $2.5 billion increase in commercial loans and leases and a $1.7 billion increase in retail loans.

–	Average deposits of $115.9 billion increased $4.0 billion, or 4%, from $111.9 billion in 2017, reflecting strength in term, checking with interest, savings and demand deposits.

◦
Noninterest income of $1.6 billion increased $62 million, or 4%, from 2017, driven by strength in mortgage banking fees, including the $57 million impact of the FAMC acquisition, as well as foreign exchange and interest rate products, trust and investment services fees, letter of credit and loan fees and card fees, partially offset by lower capital market fees and service charges and fees.

–	On an Underlying basis,* noninterest income increased $73 million from $1.5 billion in 2017.

•
Noninterest expense of $3.6 billion increased $145 million, or 4%, compared to $3.5 billion in 2017, reflecting higher salaries and employee benefits driven by higher revenue-based incentives and merit increases, higher outside services expense, including continued investments to drive growth, $60 million of FAMC costs, primarily in salaries and employee benefits, and $54 million of notable items. These increases were partially offset by lower other operating expenses.

◦	On an Underlying basis,* noninterest expense increased 4% from 2017.

•	Positive operating leverage was 3.2%, the efficiency ratio improved by 181 basis points to 59.1% compared to 2017, and ROTCE was 12.9%.

◦	On an Underlying basis,* operating leverage was 3.3%, the efficiency ratio improved 183 basis points to 58.1% from 60.0% in 2017 and ROTCE increased 327 basis points to 13.1% from 9.8%.

•	Return on average common equity was 8.6% compared to 8.3% in 2017.

◦	On an Underlying basis,* return on average common equity of 8.7% improved 207 basis points from 6.6% in 2017.

•	Earnings per diluted common share increased $0.27, or 8%, from 2017.

◦	On an Underlying basis,* earnings per diluted common share increased $0.98, or 38%, from 2017.

•	Tangible book value per common share improved 5% to $28.73 from 2017. Fully diluted average common shares outstanding decreased by 23.3 million shares from 2017.

•	Provision for credit losses of $326 million increased $5 million, or 2%, from $321 million in 2017.

◦	On an Underlying basis,* total credit-related costs decreased $21 million, or 6%, from $347 million in 2017, driven primarily by the $26 million impact of 2017 aircraft lease impairments.

•	Net charge-offs of $317 million increased $12 million, or 4%, from $305 million in 2017. The ALLL of $1.2 billion increased $6 million compared to December 31, 2017.

◦	ALLL to total loans and leases of 1.06% decreased from 1.12% as of December 31, 2017.

◦	The ALLL to nonperforming loans and leases ratio of 156% increased from 142% as of December 31, 2017.

•	The effective income tax rate increased to 21.2% from 13.6% in 2017, primarily attributable to the revaluation of our deferred tax liability as a result of 2017 Tax Legislation.

◦
On an Underlying basis,* the effective income tax rate decreased to 22.5% from 32.2% in 2017, primarily attributable to the reduction in the federal statutory tax rate from 35% to 21% under the 2017 Tax Legislation, partially offset by an increase in state and local income taxes and non-deductible FDIC premiums.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS — 2018 compared with 2017

Net Income
The following table presents the significant components of our net income:

	Year Ended December 31,
(dollars in millions)	2018	2017	Change		Percent
Net interest income	$4,532	$4,173	$359		9%
Noninterest income	1,596	1,534	62		4
Total revenue	6,128	5,707	421		7
Provision for credit losses	326	321	5		2
Noninterest expense	3,619	3,474	145		4
Income before income tax expense	2,183	1,912	271		14
Income tax expense	462	260	202		78
Net income	$1,721	$1,652	$69		4%
Net income available to common stockholders	$1,692	$1,638	$54		3%
Return on average tangible common equity	12.94%	12.35%	59	bps

Return on Equity and Assets

The following table presents our return on average total assets, return on average common equity, dividend payout ratio and average equity to average assets ratio:

	December 31,
	2018	2017
Return on average total assets	1.11%	1.10%
Return on average common equity	8.62	8.35
Dividend payout ratio	28	20
Average equity to average assets ratio	13.02	13.25

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2018			2017			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,579	$29	1.82%	$1,807	$18	0.96%	($228)	86 bps
Taxable investment securities	25,233	672	2.66	25,696	625	2.43	(463)	23
Non-taxable investment securities	6	—	2.60	7	—	2.60	(1)	—
Total investment securities	25,239	672	2.66	25,703	625	2.43	(464)	23
Commercial	39,363	1,621	4.06	37,631	1,334	3.50	1,732	56
Commercial real estate	12,299	557	4.47	11,178	402	3.55	1,121	92
Leases	3,038	82	2.71	3,437	86	2.50	(399)	21
Total commercial loans and leases	54,700	2,260	4.08	52,246	1,822	3.44	2,454	64
Residential mortgages	17,883	644	3.60	16,017	571	3.57	1,866	3
Home equity loans	1,215	72	5.91	1,610	91	5.68	(395)	23
Home equity lines of credit	13,043	592	4.54	13,706	514	3.75	(663)	79
Home equity loans serviced by others	463	34	7.36	642	46	7.09	(179)	27
Home equity lines of credit serviced by others	124	5	4.23	181	7	4.07	(57)	16
Automobile	12,555	461	3.68	13,491	442	3.27	(936)	41
Education	8,486	487	5.74	7,557	403	5.33	929	41
Credit cards	1,891	202	10.68	1,725	185	10.75	166	(7)
Other retail	3,113	253	8.09	2,117	168	7.94	996	15
Total retail loans	58,773	2,750	4.68	57,046	2,427	4.25	1,727	43
Total loans and leases (1)	113,473	5,010	4.39	109,292	4,249	3.87	4,181	52
Loans held for sale, at fair value	844	37	4.38	490	18	3.58	354	80
Other loans held for sale	164	10	6.18	190	10	5.36	(26)	82
Interest-earning assets	141,299	5,758	4.05	137,482	4,920	3.56	3,817	49
Allowance for loan and lease losses	(1,245)			(1,225)			(20)
Goodwill	6,912			6,883			29
Other noninterest-earning assets	7,587			6,813			774
Total assets	$154,553			$149,953			$4,600
Liabilities and Stockholders’ Equity
Checking with interest	$21,856	$138	0.63%	$21,458	$79	0.37%	$398	26 bps
Money market accounts	36,497	343	0.94	37,450	198	0.53	(953)	41
Regular savings	10,238	15	0.15	9,384	4	0.04	854	11
Term deposits	18,035	289	1.61	15,448	160	1.04	2,587	57
Total interest-bearing deposits	86,626	785	0.91	83,740	441	0.53	2,886	38
Federal funds purchased and securities sold under agreements to repurchase (2)	654	6	0.94	776	3	0.38	(122)	56
Other short-term borrowed funds	1,808	57	3.18	2,321	31	1.32	(513)	186
Long-term borrowed funds	13,455	378	2.79	12,479	272	2.17	976	62
Total borrowed funds	15,917	441	2.76	15,576	306	1.96	341	80
Total interest-bearing liabilities	102,543	1,226	1.19	99,316	747	0.75	3,227	44
Demand deposits	29,231			28,134			1,097
Other liabilities	2,651			2,637			14
Total liabilities	134,425			130,087			4,338
Stockholders’ equity	20,128			19,866			262
Total liabilities and stockholders’ equity	$154,553			$149,953			$4,600
Interest rate spread			2.86%			2.81%		5
Net interest income		$4,532			$4,173
Net interest margin			3.19%			3.02%		17 bps
Memo: Total deposits (interest-bearing and demand)	$115,857	$785	0.68%	$111,874	$441	0.39%	$3,983	29 bps
(1) Interest income and rates on loans include loan fees. Additionally, $836 million and $970 million of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2018 and 2017, respectively.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest margin of 3.19% increased 17 basis points compared to 3.02% in the year ended 2017, driven by higher interest-earning asset yields given higher interest rates and continued mix shift toward higher-yielding assets. These results were partially offset by the impact of higher deposit and other funding costs. Average interest-earning asset yields of 4.05% increased 49 basis points from 3.56% for the year ended 2017, while average interest-bearing liability costs of 1.19% increased 44 basis points from 0.75% for the year ended 2017.
Average interest-earning assets of $141.3 billion increased $3.8 billion, or 3%, from the year ended 2017, driven by a $2.5 billion increase in average commercial loans and leases and a $1.7 billion increase in average retail loans, partially offset by a $692 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education and other retail.
Average deposits of $115.9 billion increased $4.0 billion from the year ended 2017, reflecting growth in term deposits, savings, demand deposits, and checking with interest. Total interest-bearing deposit costs of $785 million increased $344 million, or 78%, from $441 million in 2017, primarily due to rising rates.
Average total borrowed funds of $15.9 billion increased $341 million from the year ended 2017, reflecting an increase in long term borrowed funds, primarily senior debt, partially offset by a decrease in other short-term borrowed funds and a decrease in federal funds purchased and repurchase agreements. The total borrowed funds costs of 2.76% increased 80 basis points from 1.96% for the year ended 2017 due to an increase in long-term rates and a mix shift to long-term senior debt.

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

	Year Ended December 31,
	2018 Versus 2017
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	($2)	$13	$11
Taxable investment securities	(11)	58	47
Non-taxable investment securities	—	—	—
Total investment securities	(11)	58	47
Commercial	61	226	287
Commercial real estate	40	115	155
Leases	(10)	6	(4)
Total commercial loans and leases	91	347	438
Residential mortgages	67	6	73
Home equity loans	(22)	3	(19)
Home equity lines of credit	(25)	103	78
Home equity loans serviced by others	(13)	1	(12)
Home equity lines of credit serviced by others	(2)	—	(2)
Automobile	(31)	50	19
Education	50	34	84
Credit cards	18	(1)	17
Other retail	79	6	85
Total retail loans	121	202	323
Total loans and leases	212	549	761
Loans held for sale, at fair value	13	6	19
Other loans held for sale	(1)	1	—
Total interest income	$211	$627	$838
Interest Expense
Checking with interest	$1	$58	$59
Money market accounts	(5)	150	145
Regular savings	—	11	11
Term deposits	27	102	129
Total interest-bearing deposits	23	321	344
Federal funds purchased and securities sold under agreements to repurchase	—	3	3
Other short-term borrowed funds	(7)	33	26
Long-term borrowed funds	21	85	106
Total borrowed funds	14	121	135
Total interest expense	37	442	479
Net interest income	$174	$185	$359

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(in millions)	2018	2017	Change	Percent
Service charges and fees	$513	$516	($3)	(1%)
Card fees	244	233	11	5
Capital markets fees	179	194	(15)	(8)
Trust and investment services fees	171	158	13	8
Mortgage banking fees	152	108	44	41
Letter of credit and loan fees	128	121	7	6
Foreign exchange and interest rate products	126	109	17	16
Securities gains, net	19	11	8	73
Other income(1)	64	84	(20)	(24)
Noninterest income(2)	$1,596	$1,534	$62	4%
(1) Includes net securities impairment losses on debt securities available for sale recognized in earnings, bank-owned life insurance income and other income.
(2) 2018 noninterest income amounts reflect the adoption of ASU 2014-09, Revenue From Contracts With Customers (Topic 606).

Noninterest income of $1.6 billion in 2018, increased $62 million, or 4%, compared to $1.5 billion in 2017, driven by strength in mortgage banking fees, reflecting the $57 million impact of FAMC, as well as foreign exchange and interest rate products, trust and investment services fees, card fees and letter of credit and loan fees, partially offset by lower capital market fees and service charges and fees. Excluding the impact of notable items and 2017 aircraft finance lease impairments, Underlying noninterest income* for the year ended 2018 increased $73 million, or 5%.
Provision for Credit Losses
Provision for credit losses of $326 million increased $5 million, or 2%, from $321 million in 2017, which reflected moderately lower reserve growth and partially offset slightly higher net charge-offs. Full year 2018 results reflected a $9 million reserve build, compared to a $16 million reserve build in 2017. Net charge-offs in 2018 of $317 million were $12 million higher compared to 2017. On an Underlying basis,* total credit-related costs decreased $21 million, primarily due to the impact of 2017 aircraft lease impairments.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Year Ended December 31,
(in millions)	2018	2017	Change	Percent
Salaries and employee benefits(1)	$1,880	$1,766	$114	6%
Outside services	447	404	43	11
Occupancy	333	319	14	4
Equipment expense	275	263	12	5
Amortization of software	189	180	9	5
Other operating expense(1)	495	542	(47)	(9)
Noninterest expense	$3,619	$3,474	$145	4%
(1) Salaries and employee benefits and other operating expense amounts reflect the impact of the adoption of ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Noninterest expense of $3.6 billion in 2018 increased $145 million, or 4%, compared to 2017, reflecting higher salaries and employee benefits driven by higher revenue-based incentives and merit increases, as well as higher outside services expense, including continued investments to drive growth. Full year 2018 results also reflected

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

$60 million of FAMC costs, primarily in salaries and employee benefits, and $54 million of FAMC integration costs and other notable items. These increases were partially offset by lower other operating expenses. Excluding FAMC integration costs, other notable items and the impact of 2017 aircraft operating lease impairments, Underlying noninterest expense* increased $146 million, or 4%.
Income Tax Expense
Income tax expense of $462 million increased $202 million, or 78%, from $260 million in 2017. The 2018 effective tax rate of 21.2% increased from 13.6% in 2017, primarily attributable to the revaluation of our deferred tax liability as a result of 2017 Tax Legislation. On an Underlying basis,* the effective income tax rate decreased to 22.5% from 32.2% in 2017, primarily attributable to the reduction in the federal statutory tax rate from 35% to 21% under the 2017 Tax Legislation, partially offset by an increase in state and local income taxes and non-deductible FDIC premiums.

At December 31, 2018, our net deferred tax liability of $573 million compared to a $571 million liability at December 31, 2017. The increase in the net deferred tax liability was primarily attributable to the tax effect of differences in the timing of deductions and income items for financial statement purposes versus taxable income purposes almost fully offset by the tax effect of the net unrealized losses on securities and derivatives arising during the period. For further discussion, see Note 22 “Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this Report.
Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Year Ended December 31, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other (4)	Consolidated
Net interest income(1)	$3,064	$1,497	($29)	$4,532
Noninterest income	973	545	78	1,596
Total revenue	4,037	2,042	49	6,128
Noninterest expense	2,723	813	83	3,619
Profit before provision for credit losses	1,314	1,229	(34)	2,509
Provision for credit losses	289	26	11	326
Income (loss) before income tax expense (benefit)	1,025	1,203	(45)	2,183
Income tax expense (benefit)	258	276	(72)	462
Net income	$767	$927	$27	$1,721
Loans and leases (period-end) (2)	$62,250	$53,439	$2,291	$117,980
Average Balances:
Total assets	$62,444	$52,362	$39,747	$154,553
Total loans and leases (2)	60,691	51,344	2,446	114,481
Deposits	77,542	30,704	7,611	115,857
Interest-earning assets	60,743	51,572	28,984	141,299
Key Performance Metrics:
Net interest margin	5.04%	2.90%	NM	3.19%
Efficiency ratio	67.47	39.80	NM	59.06
Loans-to-deposits ratio (average balances)(3)	77.42	166.09	NM	97.94
Return on average total tangible assets	1.23	1.77	NM	1.16
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
(2) Includes loans held for sale
(3) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
(4)  Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.” In addition, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, we allocate goodwill to Consumer Banking and Commercial Banking reporting units.
Our capital levels are evaluated and managed centrally; however, capital is allocated on a risk-adjusted basis considering economic and regulatory capital requirements to the business operating segments to support evaluation of business performance. Because funding and asset liability management is a central function, funds transfer-pricing (“FTP”) methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business operating segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the FTP process, is included in Other. We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments.
Provision for credit losses is allocated to each business operating segment based on respective actual net charge-offs. The difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
Noninterest income and expense are directly attributed to each business operating segment, including fees, service charges, salaries and benefits, and other direct revenues and costs and are respectively accounted for in a manner similar to our Consolidated Financial Statements. Occupancy costs are allocated based on utilization of facilities by each business operating segment. Noninterest expenses incurred by centrally managed operations or business operating segments that directly support another business operating segment’s operations are charged to the applicable business operating segment based on its utilization of those services.
Income taxes are assessed to each business operating segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or our organizational structure changes.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	Change		Percent
Net interest income(1)	$3,064	$2,651	$413		16%
Noninterest income	973	905	68		8
Total revenue	4,037	3,556	481		14
Noninterest expense	2,723	2,593	130		5
Profit before provision for credit losses	1,314	963	351		36
Provision for credit losses	289	265	24		9
Income before income tax expense	1,025	698	327		47
Income tax expense	258	246	12		5
Net income	$767	$452	$315		70
Loans (period-end) (2)	$62,250	$60,096	$2,154		4
Average Balances:
Total assets	$62,444	$59,714	$2,730		5%
Total loans and leases (2)	60,691	58,371	2,320		4
Deposits	77,542	74,873	2,669		4
Interest-earning assets	60,743	58,422	2,321		4
Key Performance Metrics:
Net interest margin	5.04%	4.54%	50	bps
Efficiency ratio	67.47	72.93	(546	) bps
Loans-to-deposits ratio (average balances)(3)	77.42	77.49	(7	) bps
Return on average total tangible assets	1.23	0.76	47	bps
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
(2) Includes loans held for sale.
(3) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.

Consumer Banking net interest income of $3.1 billion increased $413 million, or 16%, from 2017, driven by the impact of an FTP methodology enhancement as well as the benefit of a $2.3 billion increase in average loans led by residential mortgage, education and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs. Noninterest income increased $68 million, or 8%, from 2017, driven by a $57 million increase in mortgage banking fees related to FAMC, and higher trust and investment services fees. Noninterest expense of $2.7 billion increased $130 million, or 5%, from 2017, driven by a $60 million increase related to FAMC, higher salaries and benefits, occupancy expense, outside services, and advertising. Provision for credit losses of $289 million increased $24 million, or 9%, from $265 million for the year ended 2017, reflecting balance growth and seasoning in unsecured retail and education.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	Change		Percent
Net interest income(1)	$1,497	$1,411	$86		6%
Noninterest income	545	538	7		1
Total revenue	2,042	1,949	93		5
Noninterest expense	813	772	41		5
Profit before provision for credit losses	1,229	1,177	52		4
Provision for credit losses	26	19	7		37
Income before income tax expense	1,203	1,158	45		4
Income tax expense	276	384	(108)		(28)
Net income	$927	$774	$153		20
Loans and leases (period-end) (2)	$53,439	$48,623	$4,816		10
Average Balances:
Total assets	$52,362	$49,747	$2,615		5%
Total loans and leases (2)	51,344	48,655	2,689		6
Deposits	30,704	30,005	699		2
Interest-earning assets	51,572	48,802	2,770		6
Key Performance Metrics:
Net interest margin	2.90%	2.89%	1	bps
Efficiency ratio	39.80	39.62	18	bps
Average loans to average deposits ratio (3)	166.09	161.15	494	bps
Return on average total tangible assets	1.77	1.56	21	bps
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
(2) Includes loans held for sale.
(3) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.

Commercial Banking net interest income of $1.5 billion increased $86 million, or 6%, from $1.4 billion for 2017, reflecting a $2.7 billion increase in average loans and leases and a $699 million increase in average deposits. Noninterest income of $545 million increased $7 million, or 1%, from $538 million for 2017, reflecting strength in foreign exchange fees, card fees and letter of credit and loan fees, partially offset by decreases in capital market fees. Noninterest expense of $813 million increased $41 million, or 5%, from $772 million for 2017, largely driven by higher salaries and benefits expense and outside services. Provision for credit losses of $26 million increased $7 million from 2017, driven by higher net charge-offs in 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(in millions)	2018	2017	Change	Percent
Net interest income(1)	($29)	$111	($140)	(126%)
Noninterest income	78	91	(13)	(14)
Total revenue	49	202	(153)	(76)
Noninterest expense	83	109	(26)	(24)
Profit before provision for credit losses	(34)	93	(127)	(137)
Provision for credit losses	11	37	(26)	(70)
(Loss) income before income tax benefit	(45)	56	(101)	(180)
Income tax benefit	(72)	(370)	298	81
Net income	$27	$426	($399)	(94)
Loans and leases (period-end)(2)	$2,291	$2,616	($325)	(12)
Average Balances:
Total assets	$39,747	$40,492	($745)	(2%)
Total loans and leases(2)	2,446	2,946	(500)	(17)
Deposits	7,611	6,996	615	9
Interest-earning assets	28,984	30,258	(1,274)	(4)
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
(2)  Includes loans held for sale.

Other net income of $27 million decreased from $426 million for 2017, primarily driven by a $331 million benefit attributable to the revaluation of our deferred tax liability as a result of 2017 Tax Legislation. Other net interest income decreased $140 million reflecting an FTP methodology enhancement, higher funding costs, the declining benefit of swaps and non-core portfolio runoff. Results also reflected lower net charge-offs and a reserve build of $9 million for 2018 compared to a reserve build of $16 million for 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS — 2017 compared with 2016
Net Income
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income
The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2017			2016			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,807	$18	0.96%	$1,931	$8	0.41%	($124)	55 bps
Taxable investment securities	25,696	625	2.43	24,643	584	2.37	1,053	6
Non-taxable investment securities	7	—	2.60	8	—	2.60	(1)	—
Total investment securities	25,703	625	2.43	24,651	584	2.37	1,052	6
Commercial	37,631	1,334	3.50	35,652	1,136	3.13	1,979	37
Commercial real estate	11,178	402	3.55	9,741	278	2.81	1,437	74
Leases	3,437	86	2.50	3,841	93	2.41	(404)	9
Total commercial loans and leases	52,246	1,822	3.44	49,234	1,507	3.01	3,012	43
Residential mortgages	16,017	571	3.57	14,005	504	3.60	2,012	(3)
Home equity loans	1,610	91	5.68	2,180	123	5.64	(570)	4
Home equity lines of credit	13,706	514	3.75	14,402	457	3.18	(696)	57
Home equity loans serviced by others	642	46	7.09	867	62	7.11	(225)	(2)
Home equity lines of credit serviced by others	181	7	4.07	281	7	2.41	(100)	166
Automobile	13,491	442	3.27	13,953	411	2.94	(462)	33
Education	7,557	403	5.33	5,558	282	5.08	1,999	25
Credit cards	1,725	185	10.75	1,620	181	11.22	105	(47)
Other retail	2,117	168	7.94	1,288	119	9.23	829	(129)
Total retail loans	57,046	2,427	4.25	54,154	2,146	3.96	2,892	29
Total loans and leases (1)	109,292	4,249	3.87	103,388	3,653	3.51	5,904	36
Loans held for sale, at fair value	490	18	3.58	425	15	3.40	65	18
Other loans held for sale	190	10	5.36	141	6	4.55	49	81
Interest-earning assets	137,482	4,920	3.56	130,536	4,266	3.25	6,946	31
Allowance for loan and lease losses	(1,225)			(1,227)			2
Goodwill	6,883			6,876			7
Other noninterest-earning assets	6,813			6,998			(185)
Total assets	$149,953			$143,183			$6,770
Liabilities and Stockholders’ Equity
Checking with interest	$21,458	$79	0.37%	$19,320	$34	0.18%	$2,138	19 bps
Money market accounts	37,450	198	0.53	37,106	133	0.36	344	17
Regular savings	9,384	4	0.04	8,691	4	0.04	693	—
Term deposits	15,448	160	1.04	12,696	99	0.78	2,752	26
Total interest-bearing deposits	83,740	441	0.53	77,813	270	0.35	5,927	18
Federal funds purchased and securities sold under agreements to repurchase (2)	776	3	0.38	947	2	0.22	(171)	16
Other short-term borrowed funds	2,321	31	1.32	3,207	40	1.22	(886)	10
Long-term borrowed funds	12,479	272	2.17	10,472	196	1.86	2,007	31
Total borrowed funds	15,576	306	1.96	14,626	238	1.62	950	34
Total interest-bearing liabilities	99,316	747	0.75	92,439	508	0.55	6,877	20
Demand deposits	28,134			27,634			500
Other liabilities	2,637			3,165			(528)
Total liabilities	130,087			123,238			6,849
Stockholders’ equity	19,866			19,945			(79)
Total liabilities and stockholders’ equity	$149,953			$143,183			$6,770
Interest rate spread			2.81%			2.70%		11
Net interest income		$4,173			$3,758
Net interest margin			3.02%			2.86%		16 bps
Memo: Total deposits (interest-bearing and demand)	$111,874	$441	0.39%	$105,447	$270	0.26%	$6,427	13 bps
(1) Interest income and rates on loans include loan fees. Additionally, $970 million and $1.1 billion of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2017 and 2016.
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
Average deposits of $111.9 billion increased $6.4 billion from the year ended 2016, reflecting growth in all categories with particular strength in checking with interest and term deposits. Total interest-bearing deposit costs of $441 million increased $171, or 63%, from $270 million in 2016, primarily due to the impact of rising rates and a slight shift in mix toward commercial deposits.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(dollars in millions)	2017	2016	Change	Percent
Service charges and fees(1)	$516	$522	($6)	(1%)
Card fees	233	203	30	15
Capital markets fees(1)	194	136	58	43
Trust and investment services fees	158	146	12	8
Mortgage banking fees	108	112	(4)	(4)
Letter of credit and loan fees(1)	121	112	9	8
Foreign exchange and interest rate products(1)	109	103	6	6
Securities gains, net	11	16	(5)	(31)
Other income (1)	84	147	(63)	(43)
Noninterest income	$1,534	$1,497	$37	2%
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
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Year Ended December 31,
(dollars in millions)	2017	2016	Change	Percent
Salaries and employee benefits	$1,766	$1,714	$52	3%
Outside services	404	377	27	7
Occupancy	319	307	12	4
Equipment expense	263	263	—	—
Amortization of software	180	170	10	6
Other operating expense	542	521	21	4
Noninterest expense	$3,474	$3,352	$122	4%

Noninterest expense of $3.5 billion in 2017 increased $122 million, or 4%, compared to 2016. Salaries and benefits increased $52 million, or 3%, driven by merit increases and the impact of hiring associated with strategic growth initiatives. Outside services increased $27 million, or 7%, tied to consumer strategic growth initiatives and technology initiatives. Occupancy expense increased $12 million, or 4%, reflecting costs associated with our branch

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

strategy, rent and maintenance. Other operating expense increased $21 million, or 4%. On an Adjusted/Underlying basis,* noninterest expense increased $103 million, or 3%, compared to 2016.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Year Ended December 31, 2017
(dollars in millions)	Consumer Banking	Commercial Banking	Other (3)	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173
Noninterest income	905	538	91	1,534
Total revenue	3,556	1,949	202	5,707
Noninterest expense	2,593	772	109	3,474
Profit before provision for credit losses	963	1,177	93	2,233
Provision for credit losses	265	19	37	321
Income before income tax expense (benefit)	698	1,158	56	1,912
Income tax expense (benefit)	246	384	(370)	260
Net income	$452	$774	$426	$1,652
Loans and leases and loans held for sale (year-end)	$60,096	$48,623	$2,616	$111,335
Average Balances:
Total assets	$59,714	$49,747	$40,492	$149,953
Total loans and leases (1)	58,371	48,655	2,946	109,972
Deposits	74,873	30,005	6,996	111,874
Interest-earning assets	58,422	48,802	30,258	137,482
Key Performance Metrics:
Net interest margin	4.54%	2.89%	NM	3.02%
Efficiency ratio	72.93	39.62	NM	60.87
Loans-to-deposits ratio (average balances) (2)	77.49	161.15	NM	97.69
Return on average total tangible assets	0.76	1.56	NM	1.15
(1) Includes loans held for sale.
(2) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
(3) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense, not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Non-Core Assets.”

We operate our business through two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived from our business-line profitability reporting systems by specifically attributing managed assets, liabilities, capital and their related revenues, provision for credit losses and expenses and income tax expense. Residual assets, liabilities, capital and their related revenues, provision for credit losses and expenses are attributed to Other. For further information, see “—Results of Operations — 2018 compared with 2017 — Business Operating Segments.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	Change		Percent
Net interest income	$2,651	$2,443	$208		9%
Noninterest income	905	883	22		2
Total revenue	3,556	3,326	230		7
Noninterest expense	2,593	2,547	46		2
Profit before provision for credit losses	963	779	184		24
Provision for credit losses	265	243	22		9
Income before income tax expense	698	536	162		30
Income tax expense	246	191	55		29
Net income	$452	$345	$107		31
Loans (year-end) (1)	$60,096	$57,383	$2,713		5
Average Balances:
Total assets	$59,714	$56,388	$3,326		6%
Total loans (1)	58,371	55,052	3,319		6
Deposits	74,873	72,003	2,870		4
Interest-earning assets	58,422	55,101	3,321		6
Key Performance Metrics:
Net interest margin	4.54%	4.43%	11	bps
Efficiency ratio	72.93	76.57	(364	) bps
Loans-to-deposits ratio (average balances) (2)	77.49	75.97	152	bps
Return on average total tangible assets	0.76	0.61	15	bps
(1) Includes loans held for sale.
(2) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.

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
Noninterest income increased $22 million, or 2%, from the year ended 2016, driven by an increase in card fees and investment and trust fees, partially offset by lower service charges and fees and mortgage banking fees. Noninterest expense of $2.6 billion increased $46 million, or 2%, from the year ended 2016, driven by higher outside services, FDIC expense, salaries and benefits, occupancy costs and advertising expense. These results were partially offset by lower credit collection costs and software amortization. Provision for credit losses of $265 million increased $22 million, or 9%, from $243 million in the year ended 2016, largely driven by higher net charge-offs in auto.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	Change		Percent
Net interest income	$1,411	$1,288	$123		10%
Noninterest income	538	466	72		15
Total revenue	1,949	1,754	195		11
Noninterest expense	772	741	31		4
Profit before provision for credit losses	1,177	1,013	164		16
Provision for credit losses	19	47	(28)		(60)
Income before income tax expense	1,158	966	192		20
Income tax expense	384	335	49		15
Net income	$774	$631	$143		23
Loans and leases and loans (year-end) (1)	$48,623	$47,629	$994		2
Average Balances:
Total assets	$49,747	$47,159	$2,588		5%
Total loans and leases (1)	48,655	45,903	2,752		6
Deposits	30,005	26,811	3,194		12
Interest-earning assets	48,802	45,978	2,824		6
Key Performance Metrics:
Net interest margin	2.89%	2.80%	9	bps
Efficiency ratio	39.62	42.26	(264	) bps
Loans-to-deposits ratio (average balances) (2)	161.15	170.81	(966	) bps
Return on average total tangible assets	1.56	1.34	22	bps
(1) Includes loans held for sale.
(2) We revised our method of calculating the loans-to-deposits ratio in third quarter 2018 to exclude loans held for sale. Prior periods have been adjusted to conform with the current period presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Year Ended December 31,
(dollars in millions)	2017	2016	Change	Percent
Net interest income	$111	$27	$84	NM
Noninterest income	91	148	(57)	(39)
Total revenue	202	175	27	15
Noninterest expense	109	64	45	70
Profit before provision for credit losses	93	111	(18)	(16)
Provision for credit losses	37	79	(42)	(53)
Income before income tax benefit	56	32	24	75
Income tax benefit	(370)	(37)	(333)	NM
Net income	$426	$69	$357	NM
Loans and leases (year-end) (1)	$2,616	$3,282	($666)	(20)
Average Balances:
Total assets	$40,492	$39,636	$856	2%
Total loans and leases (1)	2,946	2,999	(53)	(2)
Deposits	6,996	6,633	363	5
Interest-earning assets	30,258	29,457	801	3
(1) Includes loans held for sale.
Other net income of $426 million increased from $69 million in the year ended 2016, primarily driven by $331 million benefit related to our deferred tax liability in connection with the December 2017 Tax Legislation. Results also reflected an increase of $84 million in net interest income and lower net charge-offs and a reserve build of $16 million in the year ended 2017, compared to a reserve build of $34 million in the year ended 2016.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	December 31, 2018		December 31, 2017		December 31, 2016		Change in Fair Value from 2018-2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt Securities Available for Sale, at Fair Value:(1)
U.S. Treasury and other	$24	$24	$12	$12	$30	$30	$12	100%
State and political subdivisions	5	5	6	6	8	8	(1)	(17)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,211	19,634	20,065	19,828	19,231	19,045	(194)	(1)
Other/non-agency	236	232	311	311	427	401	(79)	(25)
Total mortgage-backed securities	20,447	19,866	20,376	20,139	19,658	19,446	(273)	(1)
Total debt securities available for sale, at fair value	20,476	19,895	20,394	20,157	19,696	19,484	(262)	(1%)
Marketable equity securities	—	—	—	—	5	5	—	—
Other equity securities	—	—	—	—	12	12	—	—
Total equity securities	—	—	—	—	17	17	—	—
Total securities available for sale, at fair value	$20,476	$19,895	$20,394	$20,157	$19,713	$19,501	($262)	(1)%
Debt Securities Held to Maturity:(1)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,425	$3,293	$3,853	$3,814	$4,126	$4,094	($521)	(14%)
Other/non-agency	740	748	832	854	945	964	(106)	(12)
Total mortgage-backed securities	$4,165	$4,041	$4,685	$4,668	$5,071	$5,058	($627)	(13%)
Total debt securities held to maturity	$4,165	$4,041	$4,685	$4,668	$5,071	$5,058	($627)	(13%)
Total securities available for sale and held to maturity	$24,641	$23,936	$25,079	$24,825	$24,784	$24,559	($889)	(4%)
Equity Securities:(1)
Equity securities, at fair value	$181	$181	$169	$169	$96	$96	$12	7%
Equity securities, at cost	834	834	722	722	942	942	112	16
Total equity securities	$1,015	$1,015	$891	$891	$1,038	$1,038	$124	14%
(1)As of January 1, 2018, we adopted ASU 2016-01, Financial Instruments, Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet.

As of December 31, 2018, the fair value of the AFS and HTM debt securities portfolio decreased $889 million to $23.9 billion, compared with $24.8 billion as of December 31, 2017, primarily driven by net sales of $438 million for liquidity management purposes.
As of December 31, 2018, the portfolio’s average effective duration was 4.4 years compared with 3.9 years as of December 31, 2017, as higher long-term rates drove a decrease in securities prepayment speeds. We manage the securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader Interest Rate Risk in the Banking Book framework and limits.
The securities portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

government-sponsored entity-issued mortgage-backed securities represent 96% of the fair value of the debt securities portfolio holdings. The portfolio composition is also dominated by holdings backed by mortgages to facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in Part I, Item 1 — Business, included in this Report.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	As of December 31, 2018
	Distribution of Maturities
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
Debt securities available for sale:
U.S. Treasury and other	$24	$—	$—	$—	$24
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	281	1,540	18,390	20,211
Other/non-agency	1	10	—	225	236
Total debt securities available for sale	25	291	1,540	18,620	20,476
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,425	3,425
Other/non-agency	—	—	—	740	740
Total debt securities held to maturity	—	—	—	4,165	4,165
Total amortized cost of debt securities (1)	$25	$291	$1,540	$22,785	$24,641
Weighted-average yield (2)	2.31%	1.87%	2.37%	2.67%	2.64%
(1) As of December 31, 2018, no investments exceeded 10% of Stockholders’ Equity.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the composition of loans and leases, including non-core loans, as of:

	December 31,					Change from 2018-2017
(in millions)	2018	2017	2016	2015	2014	$	%
Commercial	$40,857	$37,562	$37,274	$33,264	$31,431	$3,295	9%
Commercial real estate	13,023	11,308	10,624	8,971	7,809	1,715	15
Leases	2,903	3,161	3,753	3,979	3,986	(258)	(8)
Total commercial loans and leases	56,783	52,031	51,651	46,214	43,226	4,752	9
Residential mortgages	18,978	17,045	15,115	13,318	11,832	1,933	11
Home equity loans	1,073	1,392	1,858	2,557	3,424	(319)	(23)
Home equity lines of credit	12,710	13,483	14,100	14,674	15,423	(773)	(6)
Home equity loans serviced by others	399	542	750	986	1,228	(143)	(26)
Home equity lines of credit serviced by others	104	149	219	389	550	(45)	(30)
Automobile	12,106	13,204	13,938	13,828	12,706	(1,098)	(8)
Education	8,900	8,134	6,610	4,359	2,256	766	9
Credit cards	1,991	1,848	1,691	1,634	1,693	143	8
Other retail	3,616	2,789	1,737	1,083	1,072	827	30
Total retail loans	59,877	58,586	56,018	52,828	50,184	1,291	2
Total loans and leases	$116,660	$110,617	$107,669	$99,042	$93,410	$6,043	5%
Total loans and leases of $116.7 billion as of December 31, 2018, increased $6.0 billion, or 5%, from $110.6 billion as of December 31, 2017, reflecting growth in commercial and retail products. Total commercial loans and leases of $56.8 billion increased $4.8 billion, or 9%, from $52.0 billion as of December 31, 2017, reflecting increases in commercial and commercial real estate loans, partially offset by a decrease in leases. Total retail loans of $59.9 billion increased $1.3 billion, or 2%, from $58.6 billion as of December 31, 2017, largely driven by increases in residential mortgages, other retail, education and credit card loans, partially offset by lower home equity balances and run-off in auto loans.
Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
The following table is a summary of loans and leases by remaining maturity or repricing date:

	December 31, 2018
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial	$36,506	$2,757	$1,594	$40,857
Commercial real estate	12,720	128	175	13,023
Leases	585	1,854	464	2,903
Total commercial loans and leases	49,811	4,739	2,233	56,783
Residential mortgages	1,046	2,206	15,726	18,978
Home equity loans	18	329	726	1,073
Home equity lines of credit	12,470	61	179	12,710
Home equity loans serviced by others	1	374	24	399
Home equity lines of credit serviced by others	104	—	—	104
Automobile	155	7,532	4,419	12,106
Education	14	799	8,087	8,900
Credit cards	1,646	345	—	1,991
Other retail	501	2,297	818	3,616
Total retail loans	15,955	13,943	29,979	59,877
Total loans and leases	$65,766	$18,682	$32,212	$116,660
Loans and leases due after one year at fixed interest rates		$15,277	$21,362	$36,639
Loans and leases due after one year at variable interest rates		3,405	10,850	14,255

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loan and Lease Concentrations
At December 31, 2018, we did not identify any concentration of loans and leases exceeding 10% of total loans and leases that were not otherwise disclosed as a category of loans and leases. For further information on how we manage concentration exposures, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
Allowance for Credit Losses and Nonperforming Assets
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
Summary of Loan and Lease Loss Experience
The following table presents a summary of the changes to our ALLL:

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014
Allowance for Loan and Lease Losses — Beginning:
Commercial	$541	$516	$376	$388	$361
Commercial real estate	121	99	111	61	78
Leases	23	48	23	23	24
Qualitative (1)	—	—	86	72	35
Total commercial loans and leases	685	663	596	544	498
Residential mortgages	44	55	46	63	104
Home equity loans	19	24	39	50	85
Home equity lines of credit	87	139	132	152	159
Home equity loans serviced by others	12	15	29	47	85
Home equity lines of credit serviced by others	4	4	3	11	18
Automobile	139	127	106	58	23
Education	120	102	96	93	83
Credit cards	72	74	60	68	72
Other retail	54	33	28	32	34
Qualitative (1)	—	—	81	77	60
Total retail loans	551	573	620	651	723
Total allowance for loan and lease losses — beginning	$1,236	$1,236	$1,216	$1,195	$1,221

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014
Gross Charge-offs:
Commercial	($48)	($62)	($56)	($30)	($31)
Commercial real estate	(4)	(13)	(14)	(6)	(12)
Leases	—	—	(9)	—	—
Total commercial loans and leases	(52)	(75)	(79)	(36)	(43)
Residential mortgages	(8)	(11)	(21)	(22)	(36)
Home equity loans	(6)	(11)	(16)	(34)	(55)
Home equity lines of credit	(26)	(34)	(43)	(59)	(80)
Home equity loans serviced by others	(9)	(15)	(38)	(32)	(55)
Home equity lines of credit serviced by others	(4)	(5)	(12)	(14)	(12)
Automobile	(158)	(181)	(160)	(117)	(41)
Education	(68)	(59)	(52)	(51)	(54)
Credit cards	(68)	(61)	(58)	(59)	(64)
Other retail	(95)	(60)	(57)	(56)	(53)
Total retail loans	(442)	(437)	(457)	(444)	(450)
Total gross charge-offs	($494)	($512)	($536)	($480)	($493)
Gross Recoveries:
Commercial	$15	$37	$21	$18	$35
Commercial real estate	4	3	12	31	23
Leases	—	—	—	—	—
Total commercial loans and leases	19	40	33	49	58
Residential mortgages	5	6	9	12	11
Home equity loans	11	13	18	11	24
Home equity lines of credit	16	16	18	18	15
Home equity loans serviced by others	15	18	19	17	21
Home equity lines of credit serviced by others	7	7	6	8	5
Automobile	67	73	65	49	20
Education	16	15	11	12	9
Credit cards	8	7	8	8	7
Other retail	13	12	14	12	—
Total retail loans	158	167	168	147	112
Total gross recoveries	$177	$207	$201	$196	$170
Net (Charge-offs)/Recoveries:
Commercial	($33)	($25)	($35)	($12)	$4
Commercial real estate	—	(10)	(2)	25	11
Leases	—	—	(9)	—	—
Total commercial loans and leases	(33)	(35)	(46)	13	15
Residential mortgages	(3)	(5)	(12)	(10)	(25)
Home equity loans	5	2	2	(23)	(31)
Home equity lines of credit	(10)	(18)	(25)	(41)	(65)
Home equity loans serviced by others	6	3	(19)	(15)	(34)
Home equity lines of credit serviced by others	3	2	(6)	(6)	(7)
Automobile	(91)	(108)	(95)	(68)	(21)
Education	(52)	(44)	(41)	(39)	(45)
Credit cards	(60)	(54)	(50)	(51)	(57)
Other retail	(82)	(48)	(43)	(44)	(53)
Total retail loans	(284)	(270)	(289)	(297)	(338)
Total net charge-offs	($317)	($305)	($335)	($284)	($323)
Ratio of net charge-offs to average loans and leases	(0.28%)	(0.28%)	(0.32%)	(0.30%)	(0.36%)

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014
Provision for Loan and Lease Losses(2):
Commercial	$22	$50	$117	$—	$23
Commercial real estate	17	32	(17)	25	(28)
Leases	(1)	(25)	34	—	(1)
Qualitative (1)	—	—	(21)	14	37
Total commercial loans and leases	38	57	113	39	31
Residential mortgages	(5)	(6)	8	(7)	(16)
Home equity loans	(14)	(7)	(22)	12	(4)
Home equity lines of credit	8	(34)	9	21	58
Home equity loans serviced by others	(8)	(6)	(1)	(3)	(4)
Home equity lines of credit serviced by others	(4)	(2)	6	(2)	—
Automobile	79	120	99	116	56
Education	33	62	21	42	55
Credit cards	71	52	53	43	53
Other retail	125	69	42	40	51
Qualitative (1)	—	—	27	4	17
Total retail loans	285	248	242	266	266
Total provision for loan and lease losses	$323	$305	$355	$305	$297
Total Allowance for Loan and Lease Losses — Ending:
Commercial	530	541	$458	$376	$388
Commercial real estate	138	121	92	111	61
Leases	22	23	48	23	23
Qualitative (1)	—	—	65	86	72
Total commercial loans and leases	690	685	663	596	544
Residential mortgages	36	44	42	46	63
Home equity loans	10	19	19	39	50
Home equity lines of credit	85	87	116	132	152
Home equity loans serviced by others	10	12	9	29	47
Home equity lines of credit serviced by others	3	4	3	3	11
Automobile	127	139	110	106	58
Education	101	120	76	96	93
Credit cards	83	72	63	60	68
Other retail	97	54	27	28	32
Qualitative (1)	—	—	108	81	77
Total retail loans	552	551	573	620	651
Total allowance for loan and lease losses — ending	$1,242	$1,236	$1,236	$1,216	$1,195
Reserve for Unfunded Lending Commitments — Beginning	$88	$72	$58	$61	$39
Provision for unfunded lending commitments	3	16	14	(3)	22
Reserve for unfunded lending commitments — ending	$91	$88	$72	$58	$61
Total Allowance for Credit Losses — Ending	$1,333	$1,324	$1,308	$1,274	$1,256
(1) As discussed in Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report, as of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The qualitative allowance is presented within each loan class beginning in 2017, and prior periods have not been reclassified to conform to the current presentation.
(2) During December 2016, changes to the incurred loss period were reflected as components of the provision for retail property secured products.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Allocation of the Allowance for Loan and Lease Losses
The following table presents an allocation of the ALLL by class and the percent of each class of loans and leases to the total loans and leases:

	December 31,
(dollars in millions)	2018		2017		2016		2015		2014
Commercial	$530	35%	$541	34%	$458	35%	$376	34%	$388	34%
Commercial real estate	138	11	121	10	92	10	111	9	61	8
Leases	22	3	23	3	48	3	23	4	23	4
Qualitative(1)	—	N/A	—	N/A	65	N/A	86	N/A	72	N/A
Total commercial loans and leases	690	49	685	47	663	48	596	47	544	46
Residential mortgages	36	16	44	15	42	14	46	13	63	13
Home equity loans	10	1	19	1	19	2	39	3	50	4
Home equity lines of credit	85	11	87	12	116	13	132	15	152	16
Home equity loans serviced by others	10	—	12	1	9	1	29	1	47	1
Home equity lines of credit serviced by others	3	—	4	—	3	—	3	—	11	1
Automobile	127	10	139	12	110	13	106	14	58	14
Education	101	8	120	7	76	6	96	4	93	2
Credit cards	83	2	72	2	63	1	60	2	68	2
Other retail	97	3	54	3	27	2	28	1	32	1
Qualitative(1)	—	N/A	—	N/A	108	N/A	81	N/A	77	N/A
Total retail loans	552	51	551	53	573	52	620	53	651	54
Total loans and leases	$1,242	100%	$1,236	100%	$1,236	100%	$1,216	100%	$1,195	100%
(1) The qualitative allowance was presented within each loan class beginning in 2017 and prior periods have not been reclassified to conform to the current presentation.
The allowance for credit losses totaled $1.3 billion at December 31, 2018 and 2017, respectively. The ALLL represented 1.06% of total loans and leases and 156% of nonperforming loans and leases as of December 31, 2018 compared with 1.12% and 142%, respectively, as of December 31, 2017.
Overall credit quality remained strong, reflecting growth in higher-quality, lower-risk retail loans and a broadly stable risk profile in the commercial loans and leases portfolios. Nonperforming loans and leases of $797 million as of December 31, 2018 decreased $74 million from December 31, 2017, driven by a $64 million decrease in commercial nonperforming loans, mainly due to repayments and returns to accrual status, and a $10 million decrease in retail nonperforming loans, largely in home equity. Net charge-offs of $317 million increased $12 million, or 4%, from $305 million in 2017. Net charge-offs as a percentage of total average loans of 0.28% remained stable compared to 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Risk Elements
The following table presents a summary of nonaccrual, past due and restructured loans and leases by class:

	December 31,
(in millions)	2018	2017	2016	2015	2014
Nonaccrual loans and leases
Commercial	$194	$238	$322	$70	$113
Commercial real estate	7	27	50	77	50
Leases	—	—	15	—	—
Total commercial loans and leases	201	265	387	147	163
Residential mortgages	136	128	144	331	345
Home equity loans	50	72	98	135	203
Home equity lines of credit	231	233	243	272	257
Home equity loans serviced by others	17	25	32	38	47
Home equity lines of credit serviced by others	15	18	33	32	25
Automobile	81	70	50	42	21
Education	38	38	38	35	11
Credit cards	20	17	16	16	16
Other retail	8	5	4	3	5
Total retail loans	596	606	658	904	930
Total nonaccrual loans and leases	$797	$871	$1,045	$1,051	$1,093
Loans and leases that are accruing and 90 days or more delinquent
Commercial	1	5	2	1	1
Commercial real estate	—	3	—	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	1	8	2	1	1
Residential mortgages	15	16	18	—	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Education	2	3	5	6	6
Credit cards	—	—	—	—	1
Other retail	7	5	1	2	—
Total retail loans	24	24	24	8	7
Total accruing and 90 days or more delinquent	25	32	26	9	8
Total	$822	$903	$1,071	$1,060	$1,101
Troubled debt restructurings (1)	$723	$629	$633	$909	$955
(1) TDR balances reported in this line item consist of only those TDRs not reported in the nonaccrual loan or accruing and 90 days or more delinquent loan categories. Thus, only those TDRs that are in compliance with their modified terms and not past due, or those TDRs that are past due 30-89 days and still accruing are included in the TDR balances listed above.
Potential Problem Loans and Leases
At December 31, 2018, we did not identify any potential problem loans or leases within the portfolio that were not already included in “—Risk Elements.” Potential problem loans or leases consist of loans and leases where information about a borrower’s possible credit problems cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of our credit position at some future date.  Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. These credit quality indicators for commercial loans are continually updated and monitored. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
Nonperforming commercial loans and leases decreased $64 million to $201 million as of December 31, 2018 from $265 million as of December 31, 2017, largely tied to a reduction in nonperforming commodities-related credits. As of December 31, 2018, total commercial nonperforming loans were 0.4% of the commercial loan portfolio compared to 0.5% as of December 31, 2017. Total 2018 commercial loan and lease portfolio net charge-offs of $33 million remained stable with $35 million in 2017.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

Total commercial criticized loans and leases of $2.8 billion as of December 31, 2018 were stable compared with December 31, 2017. Commercial criticized loans and leases over total commercial loans and leases of 5.0% at December 31, 2018 improved from 5.4% at December 31, 2017, driven by loan growth. Commercial criticized balances of $2.3 billion, or 5.5% of the commercial loan portfolio as of December 31, 2018, increased from $2.1 billion, or 5.7%, as of December 31, 2017. Commercial real estate criticized balances of $500 million, or 3.8% of the commercial real estate portfolio, decreased from $602 million, or 5.3%, as of December 31, 2017. Commercial criticized loans represented 80% of total criticized loans as of December 31, 2018 compared to 75% as of December 31, 2017. Commercial real estate accounted for 18% of total criticized loans as of December 31, 2018 compared to 21% as of December 31, 2017.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present asset quality metrics for the retail loan portfolio:

	December 31, 2018	December 31, 2017
Average refreshed FICO for total portfolio	763	762
CLTV ratio for secured real estate(1)	58	59
Nonperforming retail loans as a percentage of total retail	1.00%	1.03%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Year Ended December 31,
(dollars in millions)	2018	2017	Change	Percent
Net charge-offs	$284	$270	$14	5%
Annualized net charge-off rate	0.48%	0.47%	1 bps
Retail asset quality remains stable with a net charge-off rate of 0.48% for the year ended December 31, 2018, an increase of one basis point from the year ended December 31, 2017, driven by growth in credit cards as well as continued expected seasoning in our personal loan and education refinance loan portfolios.
HELOC Payment Shock
Payment shock in the HELOC portfolio occurs when the 10-year interest only draw period ends, and the payment converts to a fully amortizing principal and interest payment. We monitor the risk associated with the payment increase and have a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
The table below outlines the population expected to mature between January 1, 2019 and December 31, 2021, compared to the overall HELOC population, reflecting a similar credit profile for each population:

(dollars in millions)	Balance	% Secured by First Lien	FICO	LTV
Total HELOCs as of December 31, 2018	$12,814	51%	766	57%
HELOCs scheduled to reset 1/1/19 - 12/31/21	1,598	54	758	51
The performance of our historical vintages that have entered repayment remains stable. The following table presents the asset quality metrics as of December 31, 2018, for the HELOCs reset at each year ending:

(dollars in millions)	2014/2015	2016	2017
Balance reset	$1,688	$738	$730
Percent refinanced, paid off, or current	93%	95%	94%
Percent past due	3	3	4
Percent charged-off	4	2	2
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2018, $723 million of retail loans were classified as TDRs, compared with $761 million as of December 31, 2017. The decrease was in part, attributable to both loan repayments and the increasing amortization of balances as more seasoned accounts age. As of December 31, 2018, $181 million of retail TDRs were in nonaccrual status with 49% current on payments, stable compared with $211 million in nonaccrual status with 51% current on payments at December 31, 2017. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	December 31, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	3.0%	1.6%	$44	$155
Home equity loans	85	0.7	—	25	110
Home equity lines of credit	138	0.9	—	64	202
Home equity loans serviced by others	31	0.3	—	10	41
Home equity lines of credit serviced by others	3	—	—	5	8
Automobile	13	0.2	—	10	23
Education	131	0.9	0.3	22	153
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$542	6.4%	1.9%	$181	$723

	December 31, 2017
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$98	2.7%	2.0%	$53	$151
Home equity loans	86	0.7	—	35	121
Home equity lines of credit	128	1.1	—	69	197
Home equity loans serviced by others	38	0.4	—	13	51
Home equity lines of credit serviced by others	4	—	—	5	9
Automobile	12	0.2	—	11	23
Education	152	1.3	0.5	23	175
Credit cards	24	0.4	—	1	25
Other retail	8	—	—	1	9
Total	$550	6.7%	2.5%	$211	$761

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

(in millions)	For the Year Ended December 31, 2018
Gross amount of interest income that would have been recorded (1)	$125
Interest income actually recognized	7
Total interest income foregone	$118

(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cross-Border Outstandings

Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency. As of December 31, 2018, 2017 and 2016, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.

    Non-Core Assets
The table below presents the composition of our non-core assets:

	December 31,
(in millions)	2018	2017	Change	Percent
Commercial	$72	$56	$16	29%
Commercial real estate	14	19	(5)	(26)
Leases	670	752	(82)	(11)
Total commercial loans and leases	756	827	(71)	(9)
Residential mortgages	110	136	(26)	(19)
Home equity loans	31	40	(9)	(23)
Home equity lines of credit	21	30	(9)	(30)
Home equity loans serviced by others	399	542	(143)	(26)
Home equity lines of credit serviced by others	104	149	(45)	(30)
Education	210	254	(44)	(17)
Total retail loans	875	1,151	(276)	(24)
Total non-core loans	1,631	1,978	(347)	(18)
Other assets	96	112	(16)	(14)
Total non-core assets	$1,727	$2,090	($363)	(17%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $1.7 billion as of December 31, 2018 decreased $363 million, or 17%, from December 31, 2017.
Retail non-core loan balances of $875 million decreased $276 million, or 24%, compared to December 31, 2017. The largest component of our retail non-core portfolio is the home equity SBO portfolio, a $503 million portfolio of home equity loans and lines of credit purchased between 2003 and 2007 that were initially serviced by other institutions, but now about 45% is serviced internally. The credit profile of this portfolio is stable, and losses have remained in a net recovery position in 2017 and 2018.
Commercial non-core loan and lease balances of $756 million decreased $71 million, or 9%, from $827 million as of December 31, 2017. The largest component of our commercial non-core portfolio is an aircraft-related loan and lease portfolio tied to legacy-Royal Bank of Scotland Group plc aircraft leasing borrowers, which totaled $670 million and $752 million as of December 31, 2018 and 2017, respectively.
Deposits
The table below presents the major components of our deposits:

	December 31,
(in millions)	2018	2017	Change	Percent
Demand	$29,458	$29,279	$179	1%
Checking with interest	23,067	22,229	838	4
Regular savings	12,007	9,518	2,489	26
Money market accounts	35,701	37,454	(1,753)	(5)
Term deposits	19,342	16,609	2,733	16
Total deposits	$119,575	$115,089	$4,486	4%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total deposits as of December 31, 2018, increased $4.5 billion, or 4%, to $119.6 billion compared to $115.1 billion and reflected particular strength in regular savings, term deposits and checking with interest products.
The following table presents the average balances and average interest rates paid for deposits.

	For the Year Ended December 31,
	2018		2017		2016
(dollars in millions)	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Noninterest-bearing demand deposits (1)	$29,231	—	$28,134	—	$27,634	—
Checking with interest	$21,856	0.63%	$21,458	0.37%	$19,320	0.18%
Money market accounts	36,497	0.94	37,450	0.53	37,106	0.36
Regular savings	10,238	0.15	9,384	0.04	8,691	0.04
Term deposits	18,035	1.61	15,448	1.04	12,696	0.78
Total interest-bearing deposits (1)	$86,626	0.91%	$83,740	0.53%	$77,813	0.35%
(1) The aggregate amount of deposits by foreign depositors in domestic offices was $1.2 billion, $1.0 billion and $1.4 billion as of December 31, 2018, 2017 and 2016.

Borrowed Funds
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

	December 31,
(in millions)	2018	2017	Change	Percent
Federal funds purchased	$820	$460	$360	78%
Securities sold under agreements to repurchase	336	355	(19)	(5)
Other short-term borrowed funds(1)	1,653	1,856	(203)	(11)
Total short-term borrowed funds	$2,809	$2,671	$138	5%
(1) December 31, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($8) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.
The net decrease in other short-term borrowed funds of $203 million resulted from a reduction of $951 million in short-term FHLB advances partially offset by an increase of $746 million in senior bank debt, issued under CBNA’s Global Note Program, with a remaining maturity within one year.
    Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $13.0 billion and $9.4 billion at December 31, 2018 and 2017, respectively, and our available FHLB borrowing capacity was $4.8 billion and $8.0 billion at December 31, 2018 and 2017, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2018, our unused secured borrowing capacity was approximately $36.2 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions)	2018	2017	2016
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	1.72%	0.74%	0.26%
Other short-term borrowed funds	2.50	1.72	0.94
Maximum amount outstanding at any month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,282	$1,174	$1,522
Other short-term borrowed funds	2,509	3,508	5,461
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$654	$776	$947
Other short-term borrowed funds	1,808	2,321	3,207
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.92%	0.36%	0.09%
Other short-term borrowed funds	2.42	1.32	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.
Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

	December 31,
(in millions)	2018	2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023 (1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2)(3)	—	743
2.500% senior unsecured notes, due 2019 (2)(3)	—	741
2.250% senior unsecured notes, due 2020 (2)	691	692
3.278% floating-rate senior unsecured notes, due 2020 (2) (4)	300	299
3.247% floating-rate senior unsecured notes, due 2020 (2) (4)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	738	742
2.550% senior unsecured notes, due 2021 (2)	964	964
3.487% floating-rate senior unsecured notes, due 2022 (2) (4)	249	249
2.650% senior unsecured notes, due 2022 (2)	487	491
3.700% senior unsecured notes, due 2023 (2)	502	—
3.753% floating-rate senior unsecured notes, due 2023 (2) (4)	249	—
Federal Home Loan Bank advances, 2.725% weighted average rate, due through 2038	7,508	3,761
Other	9	16
Total long-term borrowed funds	$14,433	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.
(4) Rate disclosed reflects the floating rate as of December 31, 2018.

Long-term borrowed funds of $14.4 billion as of December 31, 2018 increased $2.7 billion from December 31, 2017, reflecting an increase of $3.7 billion in long-term FHLB borrowings, partially offset by the redemption of

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

$333 million of Parent Company subordinated debt and a net decrease of $739 million in Banking Subsidiaries senior unsecured notes with a remaining maturity greater than one year.
The Parent Company’s long-term borrowed funds as of December 31, 2018 and 2017 included principal balances of $2.0 billion and $2.3 billion and unamortized deferred issuance costs and/or discounts of ($5) million for each period. The banking subsidiaries’ long-term borrowed funds as of December 31, 2018 and 2017 include principal balances of $12.5 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($14) million and ($19) million, respectively, and hedging basis adjustments of ($58) million and ($63) million, respectively. See Note 13 “Derivatives” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report for further information about our hedging of certain long-term borrowed funds.
QUARTERLY RESULTS OF OPERATIONS
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2018 and 2017, respectively. We have prepared the Consolidated Statements of Operations data and Balance Sheet data on the same basis as our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this Report and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our Consolidated Financial Statements and the related notes, of this Report.
Supplementary Summary Consolidated Financial and Other Data (unaudited)

	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Operating Data:
Net interest income	$1,172	$1,148	$1,121	$1,091	$1,080	$1,062	$1,026	$1,005
Noninterest income (1) (6) (7)	421	416	388	371	404	381	370	379
Total revenue	1,593	1,564	1,509	1,462	1,484	1,443	1,396	1,384
Provision for credit losses	85	78	85	78	83	72	70	96
Noninterest expense (2) (5) (6) (7)	951	910	875	883	898	858	864	854
Income before income tax expense (benefit)	557	576	549	501	503	513	462	434
Income tax expense (benefit) (3) (5) (6) (8)	92	133	124	113	(163)	165	144	114
Net income (4) (5) (6) (8)	$465	$443	$425	$388	$666	$348	$318	$320
Net income available to common stockholders (4) (5) (6) (8)	$450	$436	$425	$381	$666	$341	$318	$313
Net income per average common share- basic (6) (8)	$0.96	$0.92	$0.88	$0.78	$1.35	$0.68	$0.63	$0.61
Net income per average common share- diluted (6) (8)	0.96	0.91	0.88	0.78	1.35	0.68	0.63	0.61
Other Operating Data:
Return on average common equity (9)	9.16%	8.82%	8.65%	7.83%	13.46%	6.87%	6.48%	6.52%
Return on average tangible common equity (9)	13.85	13.29	12.93	11.71	19.92	10.13	9.57	9.68
Return on average total assets (9)	1.17	1.13	1.11	1.04	1.75	0.92	0.85	0.87
Return on average total tangible assets (9)	1.22	1.18	1.16	1.08	1.83	0.96	0.89	0.91
Efficiency ratio (9)	59.69	58.20	57.95	60.43	60.52	59.41	61.94	61.68
Net interest margin (9)	3.22	3.19	3.18	3.16	3.08	3.05	2.97	2.96
Share Data:
Cash dividends declared and paid per common share	$0.27	$0.27	$0.22	$0.22	$0.18	$0.18	$0.14	$0.14
Dividend payout ratio	28%	29%	25%	28%	13%	26%	22%	23%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of
(dollars in millions)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Balance Sheet Data:
Total assets	$160,518	$158,598	$155,431	$153,453	$152,336	$151,356	$151,407	$150,285
Loans and leases (10)	116,660	114,720	113,407	111,425	110,617	110,151	109,046	108,111
Allowance for loan and lease losses	1,242	1,242	1,253	1,246	1,236	1,224	1,219	1,224
Total securities	25,075	25,485	25,513	25,433	25,733	25,742	25,115	25,996
Goodwill	6,923	6,946	6,887	6,887	6,887	6,887	6,887	6,876
Total liabilities	139,701	138,322	134,964	133,394	132,066	131,247	131,343	130,438
Deposits	119,575	117,075	117,073	115,730	115,089	113,235	113,613	112,112
Federal funds purchased and securities sold under agreements to repurchase	1,156	374	326	315	815	453	429	1,093
Other short-term borrowed funds	1,653	2,006	1,499	1,494	1,856	1,505	2,004	2,762
Long-term borrowed funds	14,433	15,639	13,641	13,486	11,765	13,400	13,154	11,780
Total stockholders’ equity	20,817	20,276	20,467	20,059	20,270	20,109	20,064	19,847
Other Balance Sheet Data:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.06%	1.08%	1.10%	1.12%	1.12%	1.11%	1.12%	1.13%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	156	149	148	144	142	131	119	117
Nonperforming loans and leases as a percentage of total loans and leases	0.68	0.73	0.75	0.78	0.79	0.85	0.94	0.97
Capital ratios:(11)
CET1 capital ratio (12)	10.6	10.8	11.2	11.2	11.2	11.1	11.2	11.2
Tier 1 capital ratio (13)	11.3	11.2	11.6	11.4	11.4	11.3	11.4	11.4
Total capital ratio (14)	13.3	13.4	13.8	13.9	13.9	13.8	14.0	14.0
Tier 1 leverage ratio (15)	10.0	9.9	10.2	10.0	10.0	9.9	9.9	9.9
(1) Fourth quarter 2018 noninterest income included $5 million of pre-tax notable items ($4 million in FAMC integration costs and $1 million in other pre-tax notable items).
(2) Fourth quarter 2018 noninterest expense included $45 million of pre-tax notable items consisting of $33 million in other notable items ($33 million in TOP efficiency initiatives) and $12 million of FAMC integration costs.
(3) Fourth quarter 2018 income tax expense included $41 million of benefit associated with notable items ($37 million in other notable items consisting of $8 million in TOP efficiency initiatives and $29 million of net deferred tax liability adjustment) and $4 million in FAMC integration costs.
(4) Fourth quarter 2018 net income included $9 million of after-tax notable items consisting of $12 million of FAMC integration costs offset by $3 million other notable items (including $29 million of net deferred tax liability adjustment offset by $25 million in after-tax TOP efficiency initiatives and $1 million of noninterest income notable items).
(5) Third quarter 2018 noninterest expense included $9 million of pre-tax notable items for FAMC integration costs. Income tax expense included $2 million of benefits associated with notable items for FAMC integration costs and net income included $7 million of after-tax notable items for FAMC integration costs.
(6) Fourth quarter 2017 noninterest income included $17 million of pre-tax notable items related to a gain on mortgage/home equity TDR Transaction. Noninterest expense included $40 million of pre-tax notable items consisting of $22 million of 2017 Tax Legislation-related notable items (colleague and community investment) and $18 million related to other notable items ($15 million in TOP efficiency initiatives and $3 million of home equity operational items); income tax expense included $340 million of benefit associated with notable items driven by the 2017 Tax Legislation of $331 million of net deferred tax liability adjustment and $9 million of tax benefit related to colleague and community investment; net income included $317 million of after-tax notable items consisting of a $318 million benefit related the December 2017 Tax Legislation ($331 million of net deferred tax liability adjustment partially offset by $13 million of after-tax colleague and community investment), $10 million of after-tax gain on mortgage/home equity TDR Transaction offset by $11 million of after-tax other notable items ($9 million in after-tax TOP efficiency initiatives and $2 million of after-tax home equity operational items); and net income per average common share, basic and diluted, included $0.64 related to notable items, primarily driven by the 2017 Tax Legislation.
(7) Second quarter 2017 noninterest income included $11 million of lease impairment credit-related costs and noninterest expense included $15 million of lease impairment credit-related costs.
(8) First quarter 2017 income tax expense and net income included a $23 million benefit related to the settlement of certain tax matters and net income per average common share, basic and diluted, included $0.04 benefit related to the settlement of certain tax matters.
(9) Ratios for the periods above are presented on an annualized basis.
(10) Excludes loans held for sale of $1.3 billion, $1.3 billion, $710 million, $800 million, $718 million, $1.2 billion, $707 million, and $669 million as of December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.
(11) The capital ratios and associated components are prepared using the U.S. Basel III Standardized transitional approach. The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See “—Results of Operations — 2017 compared with 2016 — Income Tax Expense” for additional information.
(12) “Common equity tier 1 capital ratio” represents CET1 capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(13) “Tier 1 capital ratio” is tier 1 capital, which includes CET1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(14) “Total capital ratio” is total capital divided by total risk-weighted assets as defined under U.S. Basel III Standardized approach.
(15) “Tier 1 leverage ratio” is tier 1 capital divided by quarterly average total assets as defined under U.S. Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. As of December 31, 2018, our primary subsidiaries were CBNA, a national banking association whose primary federal regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. On January 2, 2019, we consolidated our banking subsidiaries via a merger of CBPA into CBNA in order to streamline governance and enterprise risk management, improve CBNA’s risk profile and gain operational efficiencies. CBNA is now our primary subsidiary and our sole banking subsidiary.
Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this Report.
Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act
Under the Dodd-Frank Act, until the stress testing amendments of EGRRCPA take effect, we are required to submit our annual capital plan and the results of our annual company-run stress tests to the FRB by April 5th of each year and disclose certain results within 15 days after the FRB discloses the results of its supervisory-run tests. EGRRCPA amended the Dodd-Frank Act by, among other things, effective November 24, 2019, removing the requirements for firms with between $100 billion or more but less than $250 billion, such as Citizens, to conduct company-run stress tests and to be subject to supervisory stress testing (although the FRB retains discretion to subject such firms to these requirements). In light of these amendments, the FRB has exempted Citizens from supervisory and company-run stress testing requirements for the 2019 cycle and proposed to conduct supervisory stress tests on a biennial basis and to eliminate company-run stress testing requirements for certain BHCs, including Citizens. We publish estimated DFAST results under the supervisory severely adverse scenario on our regulatory filings and disclosures page on our Investor Relations website at http://investor.citizensbank.com. On April 5, 2018, we submitted our 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB announced that it did not object to our 2018 Capital Plan including our proposed capital actions for the period beginning July 1, 2018 and ending June 30, 2019. Our 2018 Capital Plan includes quarterly common dividends of $0.27 per share in third and fourth quarter 2018, increasing to $0.32 per share in first and second quarter 2019, and common share repurchases of up to $1.02 billion through second quarter 2019. While the regulatory landscape of capital planning and stress testing continues to evolve, we maintain a robust inventory of potential actions that could be taken to restore capital, liquidity or both in the event of market or idiosyncratic financial stress. We continue to comply with all regulatory requirements for capital planning and stress testing as well as internal policy governing capital actions.
The Dodd-Frank Act also required our bank subsidiary to conduct stress tests on an annual basis and to disclose the stress test results. Under EGRRCPA, effective November 2019, banks with total consolidated assets between $100 billion and $250 billion, such as CBNA, will not be required to conduct annual company-run stress tests. In December 2018, the OCC proposed to implement this change and, if enacted as proposed, we believe that CBNA will not be required to conduct its annual company-run stress tests during 2019. CBNA submitted its 2018 annual stress tests to the OCC on April 5, 2018 and published, on our Investor Relations website referenced above, a summary of those results along with the stress test results of the Parent Company on June 21, 2018.
Similarly, we are required to submit the results of our mid-cycle company-run DFAST stress tests by October 5th of each year to the FRB and disclose the summary results of our internally developed stress tests under the internally developed severely adverse scenario between October 5th and November 4th. We submitted the results of our 2018 mid-cycle stress test to the FRB and disclosed a summary of the results on October 5, 2018. We publish these company-run estimated impacts of stress on our Investor Relations website referenced above. The FRB has proposed to eliminate mid-cycle company-run DFAST stress tests, effective with the 2020 capital planning and stress testing cycle and, as with the other capital planning and stress testing requirements for the 2019 cycle, has exempted Citizens from this requirement for the 2019 cycle.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Framework
Under the U.S. Basel III capital framework, we and our banking subsidiaries must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(5)(6)
(in millions, except ratio data)	Amount	Ratio
December 31, 2018
Common equity tier 1 capital(1)	$14,485	10.6%	6.4
Tier 1 capital(2)	15,325	11.3	7.9
Total capital(3)	18,157	13.3	9.9
Tier 1 leverage(4)	15,325	10.0	4.0
Risk-weighted assets	136,202
Quarterly adjusted average assets	153,026
December 31, 2017
Common equity tier 1 capital(1)	$14,309	11.2%	5.8%
Tier 1 capital(2)	14,556	11.4	7.3
Total capital(3)	17,781	13.9	9.3
Tier 1 leverage(4)	14,556	10.0	4.0
Risk-weighted assets	127,692
Quarterly adjusted average assets	145,601
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

At December 31, 2018, our CET1 capital, tier 1 capital and total capital ratios were 10.6%, 11.3% and 13.3%, respectively, as compared with 11.2%, 11.4% and 13.9%, respectively, as of December 31, 2017. The CET1 capital ratio decreased as $8.5 billion of risk-weighted asset growth, including $1.5 billion from FAMC, goodwill and intangible growth attributable to the FAMC acquisition, and Capital Plan actions that included common dividends of $471 million, preferred dividends of $29 million and repurchase of $1.025 billion of our outstanding common stock, were partially offset by net income for the year ended December 31, 2018. The tier 1 capital ratio decreased due to the changes in CET1 capital ratio, partially offset by the issuance of preferred stock. The total capital ratio decreased due to the changes in CET1 and tier 1 capital ratios, as well as the June 2018 redemption of subordinated debt and an increase in non-qualifying subordinated debt. At December 31, 2018, our CET1 capital, tier 1 capital and total capital ratios were approximately 363 basis points, 275 basis points and 283 basis points, respectively, above their regulatory minima plus the fully phased-in capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.5 billion at December 31, 2018, and increased $176 million from $14.3 billion at December 31, 2017, as net income for the year ended December 31, 2018 was partially offset by the impact of common share repurchases, dividends and an increase in goodwill and intangibles related to the FAMC acquisition. Tier 1 capital at December 31, 2018 totaled $15.3 billion, reflecting a $769 million increase from $14.6 billion at December 31, 2017, driven by the changes in CET1 capital and the issuance of preferred stock. At December 31, 2018, we had $840 million of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $593 million from $247 million at December 31, 2017. The increase is attributable to the second quarter 2018 issuance of 300,000 shares of Series B Preferred Stock and the fourth quarter 2018 issuance of 300,000 shares of Series C Preferred Stock, both of which qualified as additional tier 1 capital. Total capital of $18.2 billion at December 31, 2018, increased $376 million from December 31, 2017, driven by the changes in CET1 and tier 1 capital, partially offset by the June 2018 redemption of subordinated debt and an increase in non-qualifying subordinated debt.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Risk-weighted assets (“RWA”) totaled $136.2 billion at December 31, 2018, based on U.S. Basel III Standardized rules, up $8.5 billion from December 31, 2017. This increase was driven by growth in commercial loans and commitments, as well as growth in retail loans including residential mortgages, education and unsecured retail portfolios. The increase in RWA was also driven by the acquisition of FAMC mortgage servicing rights. These increases were partially offset by run-off in the auto and home equity portfolios.
As of December 31, 2018, the tier 1 leverage ratio was 10.0% and was stable with December 31, 2017 as the $7.4 billion increase in quarterly adjusted average assets was offset by the increase in tier 1 capital.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	December 31, 2018	December 31, 2017
Total common stockholders’ equity	$19,977	$20,023
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	490	236
Derivatives	143	143
Unamortized net periodic benefit costs	463	441
Deductions:
Goodwill	(6,923)	(6,887)
Deferred tax liability associated with goodwill	366	355
Other intangible assets	(31)	(2)
Total common equity tier 1	14,485	14,309
Qualifying preferred stock	840	247
Total tier 1 capital	15,325	14,556
Qualifying subordinated debt(2)	1,499	1,901
Allowance for loan and lease losses	1,242	1,236
Allowance for credit losses for off-balance sheet exposure	91	88
Total capital	$18,157	$17,781
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of December 31, 2018 and 2017, the amount of non-qualifying subordinated debt excluded from regulatory capital was $139 million and $70 million, respectively.

Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed changes to regulatory capital requirements. Key analytical frameworks, including stress testing, which enable the assessment of capital adequacy versus unexpected loss under a variety of stress scenarios, supplement our base line forecast. A governance framework supports our capital planning process, including capital management policies and procedures that document capital adequacy metrics and limits, as well as our Capital Contingency Plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy feed development of a single capital plan covering us and our banking subsidiary that is periodically submitted to the FRB. We prepare this plan in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s horizontal capital review, which is the FRB’s assessment of specific capital planning areas as part of their normal supervisory process.
All distributions proposed under our Capital Plan are subject to consideration and approval by our Board of Directors prior to execution. The timing and exact amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Transactions
The following capital actions were completed by the Company during 2018:

•
Declared and paid quarterly common stock dividends of $0.22 per share for the first and second quarters of 2018, and $0.27 per share for the third and fourth quarters of 2018, aggregating to common stock dividend payments of $471 million;

•	Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $14 million;

•
Issued $300 million, or 300,000 shares, of 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock (the “Series B Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, and received net proceeds of $296 million;

•	Declared semi-annual dividends of $37.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $11 million;

•
Issued $300 million, or 300,000 shares, of 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock (the “Series C Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, and received net proceeds of $297 million;

•	Declared quarterly dividends of $12.57 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $4 million;

•	Repurchased $1.025 billion of our outstanding common stock; and

•	Redeemed $333 million of our 5.158% fixed-to-floating rate callable subordinated debt due June 29, 2023.
Banking Subsidiaries’ Capital
The following table presents our banking subsidiaries’ capital ratios under U.S. Basel III Standardized rules:

	December 31, 2018		December 31, 2017
(dollars in millions)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
Common equity tier 1 capital (1)	$11,994	10.6%	$11,917	11.4%
Tier 1 capital(2)	11,994	10.6	11,917	11.4
Total capital(3)	14,252	12.5	14,127	13.5
Tier 1 leverage(4)	11,994	9.9	11,917	10.3
Risk-weighted assets	113,610		104,767
Quarterly adjusted average assets	121,686		115,291
Citizens Bank of Pennsylvania (5)
Common equity tier 1 capital (1)	$3,026	13.2%	$3,045	12.9%
Tier 1 capital(2)	3,026	13.2	3,045	12.9
Total capital(3)	3,226	14.1	3,284	13.9
Tier 1 leverage(4)	3,026	9.0	3,045	8.7
Risk-weighted assets	22,922		23,659
Quarterly adjusted average assets	33,462		34,821
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
(5) On January 2, 2019, we consolidated our banking subsidiaries via a merger of CBPA into CBNA.
CBNA CET1 capital totaled $12.0 billion at December 31, 2018, up $77 million from $11.9 billion at December 31, 2017 reflecting net income for the year ended December 31, 2018, partially offset by dividend payments and an increase in goodwill and intangibles related to the FAMC acquisition. At December 31, 2018, CBNA held minimal additional tier 1 capital. Total capital was $14.3 billion at December 31, 2018, an increase of $125 million from December 31, 2017, driven by the increase in CET1 capital, and an increase in the ACL.
CBNA had RWA of $113.6 billion at December 31, 2018, an increase of $8.8 billion from December 31, 2017 driven by growth in commercial loans and commitments, as well as growth in retail loans including residential

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

mortgages, education and unsecured retail portfolios. The increase in RWA was also driven by FAMC, which resulted in higher mortgage servicing rights. These increases were partially offset by run-off in the auto and home equity portfolios.
As of December 31, 2018, the CBNA tier 1 leverage ratio decreased 48 basis points to 9.9% from 10.3% as of December 31, 2017, primarily driven by a $6.4 billion increase in quarterly adjusted average assets that drove a 54 basis point decline in the ratio.
CBPA CET1 capital totaled $3.0 billion at December 31, 2018, a decrease of $19 million at December 31, 2017, as dividend payments exceeded net income. Total capital was $3.2 billion at December 31, 2018, a decrease of $58 million from December 31, 2017, driven by the decrease in CET1 capital and a decrease in the ACL.
CBPA had RWA of $22.9 billion at December 31, 2018, a decrease of $737 million from December 31, 2017, driven by decreases in the auto, education, residential mortgage and home equity portfolios. These decreases were partially offset by an increase in commercial loans.
As of December 31, 2018, the CBPA tier 1 leverage ratio was 9.0%, an increase of 30 basis points from December 31, 2017, primarily driven by a $1.4 billion decrease in quarterly adjusted average assets that drove a 35 basis point increase in the ratio.
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
We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA.
Parent Company Liquidity
Our Parent Company’s primary sources of cash are (i) dividends and interest received from CBNA as a result of investing in bank equity and subordinated debt and (ii) externally issued preferred stock and senior and subordinated debt. Uses of cash include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including CBNA, for additional equity and, as required, its need for debt financing; and (iii) support for extraordinary funding requirements when necessary. To the extent that the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
On January 29, 2019, the Parent Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). For further discussion, see Note 16 “Stockholders’ Equity” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
For further information on outstanding debt and preferred stock, see Note 12 “Borrowed Funds” and Note 16 “Stockholders’ Equity” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
During the years ended December 31, 2018 and 2017, the Parent Company declared and paid dividends on common stock of $471 million and $322 million, respectively, and declared dividends on preferred stock of $29 million and $14 million, respectively. During the years ended December 31, 2018 and 2017, the Parent Company repurchased $1.025 billion and $820 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $911 million as of December 31, 2018 compared with $443 million as of December 31, 2017. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At December 31, 2018, the Parent Company’s double-leverage ratio was 99%.
CBNA Liquidity
In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loans and related commitments; and (iv) funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 12 “Borrowed Funds” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
CBNA’s major businesses involve taking deposits and making loans. Hence, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
On February 14, 2019, CBNA issued $1.5 billion in senior notes, consisting of $700 million in three-year fixed-rate notes, $300 million in three-year floating-rate notes, and $500 million in seven-year fixed-rate notes.
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
Factors Affecting Liquidity
Given the composition of its assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as lender of last resort in systemic stress.
Similarly, given the structure of its balance sheet, the funding liquidity risk of CBNA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both (e.g., the financial crisis of 2008-2010). However, during the financial crisis, CBNA reduced its dependence on unsecured wholesale funding to virtually zero. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively modest.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

An additional variable affecting our access, and the access of CBNA, to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

December 31, 2018
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not Rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At December 31, 2018, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages and term debt issued by the Parent Company and CBNA.
The FRB and the OCC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Financial Regulatory Reform” and “—Liquidity Requirements” in Part I, Item 1 — Business, included in this Report.
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury unit in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. In managing liquidity risk, the Funding and Liquidity unit delivers regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
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
We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2018:

•	Core deposits continued to be our primary source of funding and our consolidated year-end loan-to-deposit ratio was 97.6%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $3.0 billion;

•
Contingent liquidity was $26.9 billion, consisting of unencumbered high-quality liquid assets of $19.1 billion, unused FHLB capacity of $4.8 billion, and our cash position (defined above) of $3.0 billion. Asset liquidity (a component of contingent liquidity) was $22.1 billion, consisting of our cash position of $3.0 billion and unencumbered high-quality and liquid securities of $19.1 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.3 billion. Use of this borrowing capacity would be considered only during exigent circumstances.

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
Further, certain of these metrics are monitored individually for CBNA, and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $1.8 billion in 2018, led by net income of $1.7 billion, proceeds from sales of mortgage loans held for sale of $8.1 billion and proceeds from sales of commercial loans held for sale of $1.9 billion, partially offset by originations of mortgage loans held for sale of $8.0 billion and purchases of commercial loans held for sale of $1.9 billion. Net cash used by investing activities was $7.1 billion, primarily reflecting a net increase in loans and leases of $6.4 billion, purchases of debt securities available for sale of $4.3 billion and the acquisition of FAMC, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $4.3 billion. Cash provided by financing activities was $6.4 billion, driven by proceeds from issuance of long-term borrowed funds of $22.5 billion, a net increase in deposits of $4.5 billion and net proceeds from issuance of preferred stock of $593 million, partially offset by repayments of long-term FHLB advances of $14.5 billion and a net decrease in other short-term borrowed funds of $5.2 billion. The $22.5 billion proceeds included $21.8 billion in FHLB advances and $750 million from issuances of medium term debt. These activities represented a cumulative increase in cash and cash equivalents of $1.0 billion, which, when added to the cash and cash equivalents balance of $3.0 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $4.1 billion as of December 31, 2018.
Cash flows from operating activities contributed $1.9 billion in 2017, led by net income of $1.7 billion, proceeds from sales of mortgage loans held for sale of $3.2 billion and proceeds from sales of commercial loans held for sale of $2.0 billion, partially offset by originations of mortgage loans held for sale of $2.9 billion and purchases of commercial loans held for sale of $2.1 billion. Net cash used by investing activities was $4.0 billion, primarily reflecting a net increase in loans and leases of $3.6 billion and securities available for sale portfolio purchases of $5.4 billion, partially offset by proceeds from maturities, paydowns and sales of securities available for sale of $4.7 billion. Cash provided by financing activities was $1.4 billion, driven by proceeds from issuance of long-term borrowed funds of $15.4 billion and a net increase in deposits of $5.3 billion, partially offset by repayments of long-term borrowed funds of $12.8 billion and a net decrease in other short-term borrowed funds of $5.0 billion. The $15.4 billion proceeds included $3.3 billion from issuances of medium term debt and $12.1 billion in FHLB advances. The $12.8 billion of repayments were all related to FHLB advances. These activities represented a cumulative decrease in cash and cash equivalents of $672 million, which, when added to the cash and cash equivalents balance of $3.7 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.0 billion as of December 31, 2017.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS
The following table presents our outstanding contractual obligations as of December 31, 2018:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Deposits with a stated maturity of less than one year (1) (2)	$100,233	$100,233	$—	$—	$—
Term deposits (1)	19,342	15,889	3,168	280	5
Long-term borrowed funds (1) (3)	14,433	—	11,298	1,838	1,297
Contractual interest payments (4)	1,105	418	397	176	114
Operating lease obligations	895	165	289	194	247
Purchase obligations (5)	725	408	203	88	26
Total outstanding contractual obligations	$136,733	$117,113	$15,355	$2,576	$1,689
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 18 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report:

	December 31,
(in millions)	2018	2017	Change	Percent
Undrawn commitments to extend credit	$69,553	$62,959	$6,594	10%
Letters of credit	2,125	2,136	(11)	(1)
Marketing rights	37	41	(4)	(10)
Risk participation agreements	19	16	3	19
Residential mortgage loans sold with recourse	5	7	(2)	(29)
Total	$71,739	$65,159	$6,580	10%
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
See Note 1 “Basis of Presentation” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report, for further discussion of our significant accounting policies.
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
The evaluation of the adequacy of the commercial, commercial real estate, and lease ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default (“PD”), loss given default (“LGD”) and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors are included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses and forward loss curve ratios.
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
For most non-impaired retail loan portfolio types, the ALLL is based upon the incurred loss model utilizing the PD, LGD and exposure at default on an individual loan basis. When developing these factors, we may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, time outstanding, geographic location and incurred loss period. Incurred loss periods are reviewed and updated at least annually, and potentially more frequently when economic situations change rapidly, as they tend to fluctuate with economic cycles. Incurred loss periods are generally longer in good economic times and shorter in bad times. Certain retail portfolios, including education, unsecured personal loans, SBO home equity loans and credit card receivables utilize roll rate or vintage models to estimate the ALLL.
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
Changes in the levels of estimated losses can significantly affect management’s determination of an appropriate ALLL. For retail loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A one basis point and five basis point increase in the estimated loss rate for retail loans at December 31, 2018 would have increased the ALLL by $6 million and $30 million, respectively. The ALLL for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2018 year end loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the ALLL would have increased by $99 million and $194 million, respectively.
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
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 “Basis of Presentation” and Note 5 “Allowance for Credit Losses, Nonperforming Assets and Concentrations of Credit Risk” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.
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
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. It is important to note that changes in our assumptions may not be independent of each other. Changes in one assumption may result in changes to another (e.g., changes in interest rates, which are inversely correlated to changes in prepayment rates, may result in changes to discount rates), which could impact sensitivities. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee.
For additional information regarding our fair value measurements, see Note 1 “Basis of Presentation,” Note 3 “Securities,” Note 8 “Mortgage Banking,” Note 13 “Derivatives,” and Note 19 “Fair Value Measurements” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, of this Report.

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee (“ERC”), chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the ERC are the following additional committees, covering specific areas of risk: Compliance and Operational Risk Committee, Model Risk Committee, Credit Policy Committee, Asset Liability Committee, Business Initiatives Review Committee, and the Ethics Oversight Committee.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
A primary source of our structural interest rate risk relates to faster repricing of floating rate loans relative to the retail deposit funding. This source of asset sensitivity is more biased to the short end of the yield curve. For the past few years, the FRB has been slowly raising short-term rates to a more neutral stance, and during that time the risk of rising rates seemed biased to the upside and thus we maintained an asset sensitive risk position. As interest rates rose, the risk position became more symmetrical given the possibility of falling rates in the future.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2018	2017
Instantaneous Change in Interest Rates
+200	9.5%	9.6%
+100	4.8	4.9
-100	(4.5)	(5.9)
Gradual Change in Interest Rates
+200	4.9	5.1
+100	2.5	2.7
-100	(1.1)	(1.8)
Asset sensitivity against a 200 basis point gradual increase in rates was 4.9% at December 31, 2018, a slight decrease from 5.1% at December 31, 2017. As the FRB continues to normalize rates, given improved economic growth and data, the upward trend in rates has benefited our net interest income and net interest margin as a result of this asset sensitivity. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits, and long term view of interest rates, through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
As part of our overall risk management strategy relative to the fair market value of the MSRs acquired from FAMC, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of December 31, 2018, the fair value of the MSRs acquired from FAMC was $600 million and the total notional amount of related derivative contracts was $4.6 billion. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of December 31, 2018 and 2017, our MSRs held before the FAMC acquisition had a book value of $221 million and $198 million, respectively, and were carried at the lower of cost or market. As of December 31, 2018 and 2017, these MSRs had a fair value of $243 million and $218 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to protect the market value of these MSRs.
As with our traded market risk based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities and secondary loan instruments. These trading activities are conducted through our two banking subsidiaries, CBNA and CBPA.
Client facilitation activities consist primarily of interest rate derivatives, financially settled commodity derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our market risk exposure. In addition to the aforementioned activities, we operate a secondary loan trading desk with the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities with the intent to benefit from short term price differences.
We record said rate derivatives and foreign exchange contracts as derivative assets and liabilities on our Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the Consolidated Statements of Operations.
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
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2018 and 2017, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended December 31, 2018 and 2017, we were not subject to the reporting threshold under the Market Risk Rule. As a result, the $785 million and $555 million of calculated market risk-weighted assets as of December 31, 2018 and 2017, respectively, were not included in our risk-weighted assets. As such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended December 31, 2018				For the Three Months Ended December 31, 2017
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$1	$2	$—	$2	$1	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	5	2	5	2	2	2	2	1
Commodity	—	—	—	—	N/A	N/A	N/A	N/A
General VaR	5	3	5	1	3	2	3	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$3	$5	$1	$3	$2	$3	$1
Stressed General VaR	$13	$13	$15	$10	$11	$9	$12	$7
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$13	$15	$10	$11	$9	$12	$7
Market Risk Regulatory Capital	$47				$34
Specific Risk Not Modeled Add-on	16				10
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$63				$44
Market Risk-Weighted Assets (calculated)	$785				$555
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing) (1)	$—				$—
 (1) For the three months ended December 31, 2018 and 2017, we did not meet the reporting threshold prescribed by Market Risk Capital Guidelines.

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
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended December 31, 2018.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction— Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017	2016
Total revenue (GAAP)	A	$6,128	$5,707	$5,255
Noninterest expense (GAAP)	B	3,619	3,474	3,352
Net income (GAAP)	C	1,721	1,652	1,045
Net income available to common stockholders (GAAP)	D	1,692	1,638	1,031
Return on average common equity:
Average common equity (GAAP)	E	$19,645	$19,618	$19,698
Return on average common equity	D/E	8.62%	8.35%	5.23%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,645	$19,618	$19,698
Less: Average goodwill (GAAP)		6,912	6,883	6,876
Less: Average other intangibles (GAAP)		14	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		359	534	502
Average tangible common equity	F	$13,078	$13,267	$13,322
Return on average tangible common equity	D/F	12.94%	12.35%	7.74%
Return on average total assets:
Average total assets (GAAP)	G	$154,553	$149,953	$143,183
Return on average total assets	C/G	1.11%	1.10%	0.73%
Return on average total tangible assets:
Average total assets (GAAP)	G	$154,553	$149,953	$143,183
Less: Average goodwill (GAAP)		6,912	6,883	6,876
Less: Average other intangibles (GAAP)		14	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		359	534	502
Average tangible assets	H	$147,986	$143,602	$136,807
Return on average total tangible assets	C/H	1.16%	1.15%	0.76%
Efficiency ratio:
Efficiency ratio	B/A	59.06%	60.87%	63.80%
Operating leverage:
Increase in total revenue		7.37%	8.61%	8.93%
Increase in noninterest expense		4.18	3.63	2.85
Operating leverage		3.19%	4.98%	6.08%
Effective income tax rate:
Income before income tax expense	I	$2,183	$1,912	$1,534
Income tax expense	J	462	260	489
Effective income tax rate	J/I	21.16%	13.62%	31.88%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	478,822,072	502,157,440	522,093,545
Average common shares outstanding - diluted (GAAP)	L	480,430,741	503,685,091	523,930,718
Net income per average common share - basic (GAAP)	D/K	$3.54	$3.26	$1.97
Net income per average common share - diluted (GAAP)	D/L	3.52	3.25	1.97
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.98	$0.64	$0.46
Dividend payout ratio	M/(D/K)	28%	20%	23%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Year Ended December 31,
		2018				2017				2016
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking (1)	Other	Consolidated
Net income (loss) available to common stockholders:
Net income	N	$767	$927	$27	$1,721	$452	$774	$426	$1,652	$345	$631	$69	$1,045
Less: Preferred stock dividends		—	—	29	29	—	—	14	14	—	—	14	14
Net income (loss) available to common stockholders	O	$767	$927	($2)	$1,692	$452	$774	$412	$1,638	$345	$631	$55	$1,031
Efficiency ratio:
Total revenue (GAAP)	P	$4,037	$2,042	$49	$6,128	$3,556	$1,949	$202	$5,707	$3,326	$1,754	$175	$5,255
Noninterest expense (GAAP)	Q	2,723	813	83	3,619	2,593	772	109	3,474	2,547	741	64	3,352
Efficiency ratio	Q/P	67.47%	39.80%	NM	59.06%	72.93%	39.62%	NM	60.87%	76.57%	42.26%	NM	63.80%
Return on average total tangible assets:
Average total assets (GAAP)		$62,444	$52,362	$39,747	$154,553	$59,714	$49,747	$40,492	$149,953	$56,388	$47,159	$39,636	$143,183
Less: Average goodwill (GAAP)		—	—	6,912	6,912	—	—	6,883	6,883	—	—	6,876	6,876
Less: Average other intangibles (GAAP)		—	—	14	14	—	—	2	2	—	—	2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	359	359	—	—	534	534	—	—	502	502
Average total tangible assets	R	$62,444	$52,362	$33,180	$147,986	$59,714	$49,747	$34,141	$143,602	$56,388	$47,159	$33,260	$136,807
Return on average total tangible assets	N/R	1.23%	1.77%	NM	1.16%	0.76%	1.56%	NM	1.15%	0.61%	1.34%	NM	0.76%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations for non-GAAP financial measures representing our “Underlying” results used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Noninterest income, Underlying:
Noninterest income (GAAP)		$1,596	$1,534
Less: Notable items
FAMC integration costs		(4)	—
Gain on mortgage/home equity TDR Transaction		—	17
TOP efficiency initiatives and other actions		(1)	—
Lease impairment credit-related costs		—	(11)
Noninterest income, Underlying (non-GAAP)		$1,601	$1,528
Total revenue, Underlying:
Total revenue (GAAP)	A	$6,128	$5,707
Less: Notable items
FAMC integration costs		(4)	—
Gain on mortgage/home equity TDR Transaction		—	17
TOP efficiency initiatives and other actions		(1)	—
Lease impairment credit-related costs		—	(11)
Total revenue, Underlying (non-GAAP)	S	$6,133	$5,701
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$3,619	$3,474
Less: Notable items
FAMC integration costs		21	—
Tax and tax-related notable items:
Colleague and community reinvestment		—	22
Home equity operational items		—	3
TOP efficiency initiatives and other actions		33	15
Lease impairment credit-related costs		—	15
Noninterest expense, Underlying (non-GAAP)	T	$3,565	$3,419
Pre-provision profit:
Total revenue (GAAP)	A	6,128	$5,707
Less: Noninterest expense (GAAP)	B	3,619	3,474
Pre-provision profit (GAAP)		2,509	$2,233
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	S	$6,133	$5,701
Less: Noninterest expense, Underlying (non-GAAP)	T	3,565	3,419
Pre-provision profit, Underlying (non-GAAP)		$2,568	$2,282
Total credit-related costs, Underlying:
Provision for credit losses (GAAP)		$326	$321
Add: Lease impairment credit-related costs		—	26
Total credit-related costs, Underlying (non-GAAP)		$326	$347

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	I	$2,183	$1,912
Less: Notable items
FAMC integration costs		(25)	—
Tax and tax-related notable items:
Colleague and community reinvestment		—	(22)
Gain on mortgage/home equity TDR Transaction		—	17
Home equity operational items		—	(3)
TOP efficiency initiatives and other actions		(34)	(15)
Income before income tax expense, Underlying (non-GAAP)	U	$2,242	$1,935
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$462	$260
Less: Notable items
FAMC integration costs		(6)	—
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(29)	(331)
Colleague and community reinvestment		—	(9)
Settlement of certain tax matters		—	(23)
Gain on mortgage/home equity TDR Transaction		—	7
Home equity operational items		—	(1)
TOP efficiency initiatives and other actions		(8)	(6)
Income tax expense, Underlying (non-GAAP)	V	$505	$623
Effective income tax rate (GAAP)	J/I	21.16%	13.62%
Effective income tax rate, Underlying (non-GAAP)	V/U	22.55	32.20
Net income, Underlying:
Net income (GAAP)	C	$1,721	$1,652
Add: Notable items, net of tax expense
FAMC integration costs		19	—
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(29)	(331)
Colleague and community reinvestment		—	13
Settlement of certain tax matters		—	(23)
Gain on mortgage/home equity TDR Transaction		—	(10)
Home equity operational items		—	2
TOP efficiency initiatives and other actions		26	9
Net income, Underlying (non-GAAP)	W	$1,737	$1,312

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$1,692	$1,638
Add: Notable items, net of tax expense
FAMC integration costs		19	—
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(29)	(331)
Colleague and community reinvestment		—	13
Settlement of certain tax matters		—	(23)
Gain on mortgage/home equity TDR Transaction		—	(10)
Home equity operational items		—	2
TOP efficiency initiatives and other actions		26	9
Net income available to common stockholders, Underlying (non-GAAP)	X	$1,708	$1,298
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,645	$19,618
Return on average common equity	D/E	8.62%	8.35%
Return on average common equity, Underlying (non-GAAP)	X/E	8.69	6.62
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,645	$19,618
Less: Average goodwill (GAAP)		6,912	6,883
Less: Average other intangibles (GAAP)		14	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		359	534
Average tangible common equity	F	$13,078	$13,267
Return on average tangible common equity	D/F	12.94%	12.35%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	13.06	9.79
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$154,553	$149,953
Return on average total assets	C/G	1.11%	1.10%
Return on average total assets, Underlying (non-GAAP)	W/G	1.12	0.88
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$154,553	$149,953
Less: Average goodwill (GAAP)		6,912	6,883
Less: Average other intangibles (GAAP)		14	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		359	534
Average tangible assets	H	$147,986	$143,602
Return on average total tangible assets	C/H	1.16%	1.15%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.17	0.91
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	59.06%	60.87%
Efficiency ratio, Underlying (non-GAAP)	T/S	58.13	59.96
Operating leverage and operating leverage, Underlying:
Increase in total revenue		7.37%	8.61%
Increase in noninterest expense		4.18	3.63
Operating Leverage		3.19%	4.98%
Increase in total revenue, Underlying (non-GAAP)		7.58%	9.90%
Increase in noninterest expense, Underlying (non-GAAP)		4.30	3.10
Operating Leverage, Underlying (non-GAAP)		3.28%	6.80%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2018	2017
Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	478,822,072	502,157,440
Average common shares outstanding - diluted (GAAP)	L	480,430,741	503,685,091
Net income per average common share - basic (GAAP)	D/K	$3.54	$3.26
Net income per average common share - diluted (GAAP)	D/L	3.52	3.25
Net income per average common share-basic, Underlying (non-GAAP)	X/K	3.57	2.59
Net income per average common share-diluted, Underlying (non-GAAP)	X/L	3.56	2.58
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	M	$0.98	$0.64
Dividend payout ratio	M/(D/K)	28%	20%
Dividend payout ratio, Underlying (non-GAAP)	M/(X/K)	27	25
Impact of Underlying items on net income per average common share - basic:
Notable items:
FAMC integration costs		($0.04)	$—
Tax and tax-related notable items:
Tax Legislation DTL adjustment		0.06	0.66
Colleague and community reinvestment		—	(0.03)
Settlement of certain tax matters		—	0.04
Gain on mortgage/home equity TDR Transaction		—	0.02
Home equity operational items		—	—
TOP efficiency initiatives and other actions		(0.05)	(0.02)
Impact of Underlying items on net income per average common share - basic		($0.03)	$0.67
Impact of Underlying items on net income per average common share - diluted:
Notable items:
FAMC integration costs		($0.05)	$—
Tax and tax-related notable items:
Tax Legislation DTL adjustment		0.06	0.66
Colleague and community reinvestment		—	(0.03)
Settlement of certain tax matters		—	0.04
Gain on mortgage/home equity TDR Transaction		—	0.02
Home equity operational items		—	—
TOP efficiency initiatives and other actions		(0.05)	(0.02)
Impact of Underlying items on net income per average common share - diluted		($0.04)	$0.67

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations for non-GAAP financial measures representing our “Adjusted/Underlying” results used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016
Noninterest income, Adjusted/Underlying:
Noninterest income (GAAP)		$1,534	$1,497
Less: Notable items
Gain on mortgage/home equity TDR Transaction		17	72
Lease impairment credit-related costs		(11)	—
Asset Finance repositioning		—	(5)
Noninterest income, Adjusted/Underlying (non-GAAP)		$1,528	$1,430
Total revenue, Adjusted/Underlying:
Total revenue (GAAP)	A	$5,707	$5,255
Less: Notable items
Gain on mortgage/home equity TDR Transaction		17	72
Lease impairment credit-related costs		(11)	—
Asset Finance repositioning		—	(5)
Total revenue, Adjusted/Underlying (non-GAAP)	S	$5,701	$5,188
Noninterest expense, Adjusted/Underlying:
Noninterest expense (GAAP)	B	$3,474	$3,352
Less: Notable items
Tax and tax-related notable items:
Colleague and community reinvestment		22	—
Home equity operational items		3	8
TOP efficiency initiatives		15	17
Lease impairment credit-related costs		15	—
Asset Finance repositioning		—	11
Noninterest expense, Adjusted/Underlying (non-GAAP)	T	$3,419	$3,316
Pre-provision profit:
Total revenue (GAAP)	A	$5,707	$5,255
Less: Noninterest expense (GAAP)	B	3,474	3,352
Pre-provision profit (GAAP)		$2,233	$1,903
Pre-provision profit, Adjusted/Underlying:
Total revenue, Adjusted/Underlying (non-GAAP)	S	$5,701	$5,188
Less: Noninterest expense, Adjusted/Underlying (non-GAAP)	T	3,419	3,316
Pre-provision profit, Adjusted/Underlying (non-GAAP)		$2,282	$1,872
Total credit-related costs, Adjusted/Underlying:
Provision for credit losses (GAAP)		$321	$369
Add: Lease impairment credit-related costs		26	—
Total credit-related costs, Adjusted/Underlying (non-GAAP)		$347	$369
Income before income tax expense, Adjusted/Underlying:
Income before income tax expense (GAAP)	I	$1,912	$1,534
Less: Notable items
Tax and tax-related notable items:
Colleague and community reinvestment		(22)	—
Gain on mortgage/home equity TDR Transaction		17	72
Home equity operational items		(3)	(8)
TOP efficiency initiatives		(15)	(17)
Asset Finance repositioning		—	(16)
Income before income tax expense, Adjusted/Underlying (non-GAAP)	U	$1,935	$1,503

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016
Income tax expense and effective income tax rate, Adjusted/Underlying:
Income tax expense (GAAP)	J	$260	$489
Less: Notable items
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(331)	—
Colleague and community reinvestment		(9)	—
Settlement of certain tax matters		(23)	—
Gain on mortgage/home equity TDR Transaction		7	27
Home equity operational items		(1)	(3)
TOP efficiency initiatives		(6)	(6)
Asset Finance repositioning		—	(6)
Income tax expense, Adjusted/Underlying (non-GAAP)	V	$623	$477
Effective income tax rate (GAAP)	J/I	13.62%	31.88%
Effective income tax rate, Adjusted/Underlying (non-GAAP)	V/U	32.20	31.74
Net income, Adjusted/Underlying:
Net income (GAAP)	C	$1,652	$1,045
Add: Notable items, net of tax expense
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(331)	—
Colleague and community reinvestment		13	—
Settlement of certain tax matters		(23)	—
Gain on mortgage/home equity TDR Transaction		(10)	(45)
Home equity operational items		2	5
TOP efficiency initiatives		9	11
Asset Finance repositioning		—	10
Net income, Adjusted/Underlying (non-GAAP)	W	$1,312	$1,026
Net income available to common stockholders, Adjusted/Underlying:
Net income available to common stockholders (GAAP)	D	$1,638	$1,031
Add: Notable items, net of tax expense
Tax and tax-related notable items:
Tax Legislation DTL adjustment		(331)	—
Colleague and community reinvestment		13	—
Settlement of certain tax matters		(23)	—
Gain on mortgage/home equity TDR Transaction		(10)	(45)
Home equity operational items		2	5
TOP efficiency initiatives		9	11
Asset Finance repositioning		—	10
Net income available to common stockholders, Adjusted/Underlying (non-GAAP)	X	$1,298	$1,012
Return on average common equity and return on average common equity, Adjusted/Underlying:
Average common equity (GAAP)	E	$19,618	$19,698
Return on average common equity	D/E	8.35%	5.23%
Return on average common equity, Adjusted/Underlying (non-GAAP)	X/E	6.62	5.14
Return on average tangible common equity and return on average tangible common equity, Adjusted/Underlying:
Average common equity (GAAP)	E	$19,618	$19,698
Less: Average goodwill (GAAP)		6,883	6,876
Less: Average other intangibles (GAAP)		2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	502
Average tangible common equity	F	$13,267	$13,322
Return on average tangible common equity	D/F	12.35%	7.74%
Return on average tangible common equity, Adjusted/Underlying (non-GAAP)	X/F	9.79	7.60
Return on average total assets and return on average total assets, Adjusted/Underlying:
Average total assets (GAAP)	G	$149,953	$143,183
Return on average total assets	C/G	1.10%	0.73%
Return on average total assets, Adjusted/Underlying (non-GAAP)	W/G	0.88	0.72

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2017	2016
Return on average total tangible assets and return on average total tangible assets, Adjusted/Underlying:
Average total assets (GAAP)	G	$149,953	$143,183
Less: Average goodwill (GAAP)		6,883	6,876
Less: Average other intangibles (GAAP)		2	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		534	502
Average tangible assets	H	$143,602	$136,807
Return on average total tangible assets	C/H	1.15%	0.76%
Return on average total tangible assets, Adjusted/Underlying (non-GAAP)	W/H	0.91	0.75
Efficiency ratio and efficiency ratio, Adjusted/Underlying:
Efficiency ratio	B/A	60.87%	63.80%
Efficiency ratio, Adjusted/Underlying (non-GAAP)	T/S	59.96	63.92
Operating leverage and operating leverage, Adjusted/Underlying:
Increase in total revenue		8.61%	8.93%
Increase in noninterest expense		3.63	2.85
Operating Leverage		4.98%	6.08%
Increase in total revenue, Adjusted/Underlying (non-GAAP)		9.90%	7.55%
Increase in noninterest expense, Adjusted/Underlying (non-GAAP)		3.10	3.33
Operating Leverage, Underlying (non-GAAP)		6.80%	4.22%
Net income per average common share - basic and diluted, Adjusted/Underlying:
Average common shares outstanding - basic (GAAP)	K	502,157,440	522,093,545
Average common shares outstanding - diluted (GAAP)	L	503,685,091	523,930,718
Net income per average common share - basic (GAAP)	D/K	$3.26	$1.97
Net income per average common share - diluted (GAAP)	D/L	3.25	1.97
Net income per average common share-basic, Adjusted/Underlying (non-GAAP)	X/K	2.59	1.94
Net income per average common share-diluted, Adjusted/Underlying (non-GAAP)	X/L	2.58	1.93
Dividend payout ratio and dividend payout ratio, Adjusted/Underlying:
Cash dividends declared and paid per common share	M	$0.64	$0.46
Dividend payout ratio	M/(D/K)	20%	23%
Dividend payout ratio, Adjusted/Underlying (non-GAAP)	M/(X/K)	25	24
Impact of Adjusted/Underlying items on net income per average common share - basic:
Notable items:
Tax and tax-related notable items:
Tax Legislation DTL adjustment		$0.66	$—
Colleague and community reinvestment		(0.03)	—
Settlement of certain tax matters		0.04	—
Gain on mortgage/home equity TDR Transaction		0.02	0.08
Home equity operational items		—	(0.01)
TOP efficiency initiatives		(0.02)	(0.02)
Asset Finance repositioning		—	(0.02)
Impact of Adjusted/Underlying items on net income per average common share - basic		$0.67	$0.03
Impact of Adjusted/Underlying items on net income per average common share - diluted:
Notable items:
Tax and tax-related notable items:
Tax Legislation DTL adjustment		$0.66	$—
Colleague and community reinvestment		(0.03)	—
Settlement of certain tax matters		0.04	—
Gain on mortgage/home equity TDR Transaction		0.02	0.09
Home equity operational items		—	(0.01)
TOP efficiency initiatives		(0.02)	(0.02)
Asset Finance repositioning		—	(0.02)
Impact of Adjusted/Underlying items on net income per average common share - diluted		$0.67	$0.04

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 115, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 21, 2019

We have served as the Company's auditor since 2000.

CITIZENS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 21, 2019

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$1,081	$987
Interest-bearing cash and due from banks	2,993	2,045
Interest-bearing deposits in banks	148	192
Debt securities available for sale, at fair value (including $363 and $91 pledged to creditors, respectively) (1)	19,895	20,157
Debt securities held to maturity (fair value of $4,041 and $4,668, respectively)	4,165	4,685
Other investment securities, at fair value	181	169
Other investment securities, at cost	834	722
Loans held for sale, at fair value	1,219	497
Other loans held for sale	101	221
Loans and leases	116,660	110,617
Less: Allowance for loan and lease losses	(1,242)	(1,236)
Net loans and leases	115,418	109,381
Derivative assets	317	617
Premises and equipment, net	791	685
Bank-owned life insurance	1,698	1,656
Goodwill	6,923	6,887
Due from broker	—	6
Other assets	4,754	3,429
TOTAL ASSETS	$160,518	$152,336
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,458	$29,279
Interest-bearing	90,117	85,810
Total deposits	119,575	115,089
Federal funds purchased and securities sold under agreements to repurchase	1,156	815
Other short-term borrowed funds	1,653	1,856
Derivative liabilities	292	310
Deferred taxes, net	573	571
Long-term borrowed funds	14,433	11,765
Other liabilities	2,019	1,660
TOTAL LIABILITIES	139,701	132,066
Contingencies (refer to Note 18)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, authorized 100,000,000 shares	840	247
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 566,819,863 shares issued and 466,007,984 shares outstanding at December 31, 2018 and 565,850,984 shares issued and 490,812,912 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	18,815	18,781
Retained earnings	5,385	4,164
Treasury stock, at cost, 100,811,879 and 75,038,072 shares at December 31, 2018 and December 31, 2017, respectively	(3,133)	(2,108)
Accumulated other comprehensive loss	(1,096)	(820)
TOTAL STOCKHOLDERS’ EQUITY	20,817	20,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,518	$152,336
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$5,010	$4,249	$3,653
Interest and fees on loans held for sale, at fair value	37	18	15
Interest and fees on other loans held for sale	10	10	6
Investment securities	672	625	584
Interest-bearing deposits in banks	29	18	8
Total interest income	5,758	4,920	4,266
INTEREST EXPENSE:
Deposits	785	441	270
Federal funds purchased and securities sold under agreements to repurchase	6	3	2
Other short-term borrowed funds	57	31	40
Long-term borrowed funds	378	272	196
Total interest expense	1,226	747	508
Net interest income	4,532	4,173	3,758
Provision for credit losses	326	321	369
Net interest income after provision for credit losses	4,206	3,852	3,389
NONINTEREST INCOME:
Service charges and fees	513	516	522
Card fees	244	233	203
Capital markets fees	179	194	136
Trust and investment services fees	171	158	146
Mortgage banking fees	152	108	112
Letter of credit and loan fees	128	121	112
Foreign exchange and interest rate products	126	109	103
Securities gains, net	19	11	16
Net securities impairment losses recognized in earnings	(3)	(7)	(12)
Other income	67	91	159
Total noninterest income	1,596	1,534	1,497
NONINTEREST EXPENSE:
Salaries and employee benefits	1,880	1,766	1,714
Outside services	447	404	377
Occupancy	333	319	307
Equipment expense	275	263	263
Amortization of software	189	180	170
Other operating expense	495	542	521
Total noninterest expense	3,619	3,474	3,352
Income before income tax expense	2,183	1,912	1,534
Income tax expense	462	260	489
NET INCOME	$1,721	$1,652	$1,045
Net income available to common stockholders	$1,692	$1,638	$1,031
Weighted-average common shares outstanding:
Basic	478,822,072	502,157,440	522,093,545
Diluted	480,430,741	503,685,091	523,930,718
Per common share information:
Basic earnings	$3.54	$3.26	$1.97
Diluted earnings	3.52	3.25	1.97
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$1,721	$1,652	$1,045
Other comprehensive loss:
Net unrealized derivative instrument losses arising during the periods, net of income taxes of ($11), ($9) and ($38), respectively	(33)	(14)	(62)
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of $10, ($9) and ($22), respectively	33	(16)	(36)
Net unrealized debt securities losses arising during the periods, net of income taxes of ($79), ($4) and ($82), respectively	(239)	(6)	(139)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of ($1), $0 and ($10), respectively	(3)	—	(17)
Reclassification of net debt securities gains to net income, net of income taxes of ($4), ($2) and ($2), respectively	(12)	(2)	(2)
Employee benefit plans:
Actuarial (loss) gain, net of income taxes of ($14), $12 and ($20), respectively	(35)	19	(34)
Amortization of actuarial loss, net of income taxes of $3, $5 and $6, respectively	14	13	10
Amortization of prior service cost, net of income taxes of $0, $0 and $0, respectively	(1)	(1)	(1)
Total other comprehensive loss, net of income taxes	(276)	(7)	(281)
Total comprehensive income	$1,445	$1,645	$764
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2016	—	$247	528	$6	$18,725	$1,913	($858)	($387)	$19,646
Dividends to common stockholders	—	—	—	—	—	(241)	—	—	(241)
Dividend to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(17)	—	(25)	—	(405)	—	(430)
Share-based compensation plans	—	—	1	—	12	—	—	—	12
Employee stock purchase plan shares purchased	—	—	—	—	10	—	—	—	10
Total comprehensive income:
Net income	—	—	—	—	—	1,045	—	—	1,045
Other comprehensive loss	—	—	—	—	—	—	—	(281)	(281)
Total comprehensive income	—	—	—	—	—	1,045	—	(281)	764
Balance at December 31, 2016	—	$247	512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—	—	—	—	(322)	—	—	(322)
Dividend to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(22)	—	25	—	(845)	—	(820)
Share-based compensation plans	—	—	1	—	22	—	—	—	22
Employee stock purchase plan shares purchased	—	—	—	—	12	—	—	—	12
Total comprehensive income:
Net income	—	—	—	—	—	1,652	—	—	1,652
Other comprehensive loss	—	—	—	—	—	—	—	(7)	(7)
Total comprehensive income	—	—	—	—	—	1,652	—	(7)	1,645
Reclassification of tax effects resulting from the 2017 Tax Legislation	—	—	—	—	—	145	—	(145)	—
Balance at December 31, 2017	—	$247	491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—	—	—	—	(471)	—	—	(471)
Dividends to preferred stockholders	—	—	—	—	—	(29)	—	—	(29)
Issuance of preferred stock	1	593	—	—	—	—	—	—	593
Treasury stock purchased	—	—	(26)	—	—	—	(1,025)	—	(1,025)
Share-based compensation plans	—	—	1	—	20	—		—	20
Employee stock purchase plan shares purchased	—	—	—	—	14	—	—	—	14
Total comprehensive income:
Net income	—	—	—	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	—	—	—	—	(276)	(276)
Total comprehensive income	—	—	—	—	—	1,721	—	(276)	1,445
Balance at December 31, 2018	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,721	$1,652	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	326	321	369
Originations of mortgage loans held for sale	(8,036)	(2,911)	(2,829)
Proceeds from sales of mortgage loans held for sale	8,149	3,161	2,652
Purchases of commercial loans held for sale	(1,944)	(2,057)	(1,355)
Proceeds from sales of commercial loans held for sale	1,857	1,963	1,335
Depreciation, amortization and accretion	489	487	515
Mortgage servicing rights valuation recovery	(3)	(2)	(4)
Debt securities impairment	3	7	12
Deferred income taxes	97	(136)	153
Share-based compensation	41	48	23
Net gain on sales of:
Debt securities	(19)	(11)	(16)
Equity securities	—	(1)	(3)
Premises and equipment	—	—	(2)
Other loans held for sale	—	(17)	(72)
Increase in other assets	(1,217)	(502)	(274)
Increase (decrease) in other liabilities	303	(119)	(59)
Net cash provided by operating activities	1,767	1,883	1,490
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(4,270)	(5,394)	(7,664)
Proceeds from maturities and paydowns of debt securities available for sale	3,258	3,470	3,785
Proceeds from sales of debt securities available for sale	998	1,257	1,966
Purchases of debt securities held to maturity	—	(171)	(523)
Proceeds from maturities and paydowns of debt securities held to maturity	522	561	720
Purchases of equity securities, at fair value	(162)	(326)	(246)
Proceeds from sales of equity securities, at fair value	150	253	220
Purchases of equity securities, at cost	(754)	(400)	(166)
Proceeds from sales of equity securities, at cost	642	637	87
Net decrease (increase) in interest-bearing deposits in banks	44	247	(83)
Purchases of mortgage servicing rights	(16)	(28)	—
Acquisition, net of cash acquired	(533)	—	—
Net increase in loans and leases	(6,445)	(3,634)	(9,074)
Net increase in bank-owned life insurance	(42)	(44)	(48)
Premises and equipment:
Purchases	(232)	(253)	(138)
Proceeds from sales	—	—	3
Capitalization of software	(237)	(159)	(165)
Net cash used in investing activities	(7,077)	(3,984)	(11,326)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2018	2017	2016
FINANCING ACTIVITIES
Net increase in deposits	4,486	5,285	7,265
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	341	(333)	346
Net decrease in other short-term borrowed funds	(5,211)	(4,959)	(3,186)
Proceeds from issuance of long-term borrowed funds	22,503	15,363	15,144
Repayments of long-term borrowed funds	(14,837)	(12,751)	(8,429)
Treasury stock purchased	(1,025)	(820)	(430)
Net proceeds from issuance of preferred stock	593	—	—
Dividends declared and paid to common stockholders	(471)	(322)	(241)
Dividends declared and paid to preferred stockholders	(14)	(14)	(14)
Payments of employee tax withholding for share-based compensation	(13)	(20)	—
Net cash provided by financing activities	6,352	1,429	10,455
Increase (decrease) in cash and cash equivalents(a)	1,042	(672)	619
Cash and cash equivalents at beginning of period(a)	3,032	3,704	3,085
Cash and cash equivalents at end of period(a)	$4,074	$3,032	$3,704

Supplemental disclosures:
Interest paid	$1,184	$716	$505
Income taxes paid	241	371	94
Non-cash items:
Loans securitized and transferred to securities available for sale	$142	$134	$68
Stock issued for share-based compensation plans	20	22	12
Stock issued for Employee Stock Purchase Plan	14	12	10
Due from broker for securities sold but not settled	—	6	—
(a) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its subsidiaries Citizens Bank, National Association and Citizens Bank of Pennsylvania. On January 2, 2019, we consolidated our banking subsidiaries via a merger of CBPA into CBNA in order to streamline governance and enterprise risk management, improve CBNA’s risk profile and gain operational efficiencies. CBNA is now our primary subsidiary and our sole banking subsidiary.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Citizens and subsidiaries in which Citizens has a controlling financial interest. All intercompany transactions and balances have been eliminated. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements to be consolidated as a variable interest entity.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and the fair value of MSRs.
Significant Accounting Policies
Interest Income Recognition
Interest income on loans and securities classified as AFS or HTM is determined using the effective interest method. This method calculates periodic interest income at a constant effective yield on the net investment in the loan or security, to provide a constant rate of return over the terms of the financial assets.
Transfer of Financial Assets
A transfer of financial assets is accounted for as a sale when control over the assets transferred is surrendered. Assets transferred that satisfy the conditions of a sale are derecognized, and all assets obtained and liabilities incurred in a purchase are recognized and measured at fair value. Servicing rights retained in the transfer of financial assets are initially recognized at fair value. Subsequent to the initial recognition date, servicing rights are accounted for either at the lower of cost or market or fair value. For servicing rights accounted for at the lower of cost or market, Citizens recognizes periodic amortization expense of servicing rights and assesses servicing rights for impairment.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table identifies the Company’s significant accounting policies and the Note and Page where a detailed description of each policy can be found.

Acquisition
On August 1, 2018, the Company acquired certain assets and assumed certain liabilities of Franklin American Mortgage Company (“FAMC”), a Franklin, Tennessee-based national mortgage servicing and origination firm, for total consideration of $582 million. As part of this transaction, the Company expanded its mortgage servicing position with the addition of an MSR portfolio which had an acquisition date fair value of $590 million. Refer to Note 8 “Mortgage Banking” for more information. The Company initially recognized goodwill of $59 million and other intangibles of $32 million related to the transaction.
As of December 31, 2018, the Company recognized goodwill of $36 million, after a $23 million purchase price allocation adjustment given higher value attributed to purchased net assets, and other intangibles of $30 million, net of $2 million of amortization expense. Refer to Note 9 “Goodwill and Intangible Assets” for more information. The Company expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed at August 1, 2018 may subsequently be recorded, although any adjustments are not expected to be material.
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

• Citizens adopted the new standard on December 31, 2018. • Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

•
Citizens adopted the new standard on January 1, 2018 under the modified retrospective method. Net interest income on financial assets and liabilities is explicitly excluded from the scope of the pronouncement.

•
Adoption of the new standard did not result in a change in the timing or amount of revenue recognized from contracts with customers. Citizens did not recognize a cumulative adjustment to Retained Earnings upon adoption.

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

• Citizens adopted the new standard as of January 1, 2018. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.
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

•
Citizens retrospectively adopted the new standard as of January 1, 2018.

•
Adoption did not have an impact on the Company’s net income.

•
Citizens reclassified prior period amounts in the Consolidated Statements of Operations, which resulted in an immaterial increase in salaries and employee benefits and a corresponding decrease in other operating expense.

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

• Citizens adopted the new standard as of January 1, 2018. • Adoption had an immaterial impact on the Company’s Consolidated Financial Statements.
Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•
Amends guidance on specific cashflows to determine the appropriate classification as operating, investing or financing activities which has required significant judgment.

•
The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified.

• Citizens adopted the new standard as of January 1, 2018. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.

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

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company will not adopt the guidance prior to the required effective date.

•
Upon adoption, the Company elected to transfer $755 million of securities eligible to be hedged under the last-of-layer method from the HTM portfolio to the AFS portfolio. At the time of the transfer, $15 million of unrealized losses were recognized in OCI. The remaining transition entries required upon adoption are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

•
Required effective date: January 1, 2019. Early adoption is permitted. The Company will not adopt the guidance prior to the effective date.

•
The Company occupies certain banking offices and equipment under non-cancelable operating lease agreements, which currently are not reflected on its Consolidated Balance Sheets.

•
The Company will adopt the guidance through a cumulative-effect adjustment to retained earnings on January 1, 2019. Periods prior to January 1, 2019 will not be adjusted.

•
Upon adoption, the Company will recognize a right-of-use asset and corresponding lease liability of approximately $750 million in its Consolidated Balance Sheets for non-cancelable operating lease agreements.

•
Adoption of the guidance will not result in a material change to the timing of expense recognition on the Consolidated Statements of Operations.

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

•
Required effective date: January 1, 2020. Early adoption permitted on January 1, 2019. The Company will not adopt the guidance prior to the required effective date.

•
A company-wide, cross-discipline governance structure to implement the new standard has been in place for more than 18 months. The Company is currently identifying and researching key interpretive issues, revising policies and procedures and completing the development and configuration of most loss forecasting models to meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy, how the reasonable and supportable forecast period will be determined and documented as well as the impacts of that decision in different parts of the credit cycle, and expects to begin parallel testing in the second half of 2019.

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

•
Required effective date: January 1, 2020. Early adoption is permitted. The Company does not intend to adopt this guidance prior to the required effective date.

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

CITIZENS FINANCIAL GROUP, INC.

NOTE 2 - CASH AND DUE FROM BANKS
For the purposes of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks, primarily at the FRB.

The Company’s subsidiary banks maintain certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2018 and 2017, the balance of deposits at the FRB amounted to $3.0 billion and $2.0 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2018, 2017, and 2016 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 240 basis points. Citizens recorded interest income on FRB deposits of $28 million, $16 million, and $7 million for the years ended December 31, 2018, 2017, and 2016, respectively, in interest-bearing deposits in banks in the Consolidated Statements of Operations.
NOTE 3 - SECURITIES
Investments include debt and marketable equity securities and other investment securities. Citizens classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase, and marketable equity securities as trading.
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
For debt securities classified as AFS or HTM, interest income is recorded on the accrual basis including the amortization of premiums and the accretion of discounts. Premiums and discounts on debt securities are amortized or accreted using the effective interest method over the estimated lives of the individual securities. Citizens uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
Securities classified as trading are bought and held principally for selling them in the near term and carried at fair value, with changes in fair value recognized in earnings. When applicable, realized and unrealized gains and losses on such assets are reported in noninterest income in the Consolidated Statements of Operations.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2018				December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale, at Fair Value
U.S. Treasury and other	$24	$—	$—	$24	$12	$—	$—	$12
State and political subdivisions	5	—	—	5	6	—	—	6
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,211	28	(605)	19,634	20,065	40	(277)	19,828
Other/non-agency	236	3	(7)	232	311	7	(7)	311
Total mortgage-backed securities	20,447	31	(612)	19,866	20,376	47	(284)	20,139
Total debt securities available for sale, at fair value	$20,476	$31	($612)	$19,895	$20,394	$47	($284)	$20,157
Debt Securities Held to Maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$3,425	$—	($132)	$3,293	$3,853	$7	($46)	$3,814
Other/non-agency	740	8	—	748	832	22	—	854
Total mortgage-backed securities	4,165	8	(132)	4,041	4,685	29	(46)	4,668
Total debt securities held to maturity	$4,165	$8	($132)	$4,041	$4,685	$29	($46)	$4,668
Equity Securities, at Fair Value
Money market mutual fund investments	$181	$—	$—	$181	$165	$—	$—	$165
Other investments	—	—	—	—	4	—	—	4
Total equity securities, at fair value	$181	$—	$—	$181	$169	$—	$—	$169
Equity Securities, at Cost
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	364	—	—	364	252	—	—	252
Other equity securities	7	—	—	7	7	—	—	7
Total equity securities, at cost	$834	$—	$—	$834	$722	$—	$—	$722

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities by contractual maturity are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Debt securities available for sale
U.S. Treasury and other	$24	$—	$—	$—	$24
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	281	1,540	18,390	20,211
Other/non-agency	1	10	—	225	236
Total debt securities available for sale	25	291	1,540	18,620	20,476
Debt securities held to maturity:
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,425	3,425
Other/non-agency	—	—	—	740	740
Total debt securities held to maturity	—	—	—	4,165	4,165
Total amortized cost of debt securities	$25	$291	$1,540	$22,785	$24,641

Fair Value:
Debt securities available for sale
U.S. Treasury and other	$24	$—	$—	$—	$24
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	274	1,505	17,855	19,634
Other/non-agency	1	10	—	221	232
Total debt securities available for sale	25	284	1,505	18,081	19,895
Debt securities held to maturity
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,293	3,293
Other/non-agency	—	—	—	748	748
Total debt securities held to maturity	—	—	—	4,041	4,041
Total fair value of debt securities	$25	$284	$1,505	$22,122	$23,936

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $672 million, $625 million and $584 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Realized gains and losses on securities are presented below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Gains on sale of debt securities	$19	$11	$18
Losses on sale of debt securities	—	—	(2)
Debt securities gains, net	$19	$11	$16
Equity securities gains	$—	$1	$3

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities pledged are presented below:

	December 31, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$344	$338	$358	$357
Pledged against FHLB borrowed funds	745	752	839	861
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,592	3,460	3,113	3,082

Citizens regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions and accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. Citizens recognized no offsetting of short-term receivables or payables as of December 31, 2018 or 2017. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 13 “Derivatives.”
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2018, 2017 and 2016, were $142 million, $134 million and $68 million, respectively. These securitizations include a substantive guarantee by a third party. In 2018 and 2017, the guarantors were FNMA, FHLMC, and GNMA. In 2016, the guarantors were FNMA and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Citizens reviews its securities for other-than-temporary impairment on a quarterly basis or more frequently if a potential loss triggering event occurs. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in fair value below its recorded investment amount, as well as the severity and duration of the decline. For a security of which there has been a decline in fair value below the cost basis, the Company recognizes other-than-temporary impairment if (i) management has the intent to sell the security, (ii) it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire cost basis of the security.

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

Citizens estimates the portion of loss attributable to credit using a collateral loss model and integrated cash flow engine. The model calculates prepayment, default and loss severity assumptions using collateral performance data. These assumptions are used to produce cash flows that generate loss projections. These loss projections are reviewed on a quarterly basis by a cross-functional governance committee to determine whether security impairments are other-than-temporary.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net securities impairment losses recognized in earnings:

	Year Ended December 31,
(in millions)	2018	2017	2016
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($7)	($7)	($39)
Portions of loss recognized in other comprehensive income (before taxes)	4	—	27
Net securities impairment losses recognized in earnings	($3)	($7)	($12)

The following tables present mortgage-backed debt securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	166	$4,881	($89)	429	$15,124	($648)	595	$20,005	($737)
Other/non-agency	10	139	(1)	11	72	(6)	21	211	(7)
Total	176	$5,020	($90)	440	$15,196	($654)	616	$20,216	($744)

	December 31, 2017
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	294	$10,163	($97)	152	$8,061	($226)	446	$18,224	($323)
Other/non-agency	6	55	(1)	10	84	(6)	16	139	(7)
Total	300	$10,218	($98)	162	$8,145	($232)	462	$18,363	($330)

The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Year Ended December 31,
(in millions)	2018	2017	2016
Cumulative balance at beginning of period	$80	$75	$66
Credit impairments recognized in earnings on debt securities that have been previously impaired	3	7	12
Reductions due to increases in cash flow expectations on impaired debt securities (1)	(2)	(2)	(3)
Cumulative balance at end of period	$81	$80	$75
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of December 31, 2018, 2017 and 2016 were $81 million, $80 million and $75 million, respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, Citizens incurred non-agency MBS credit related other-than-temporary impairment losses in earnings of $3 million, $7 million and $12 million, respectively.
There were no credit-impaired debt securities sold during the years ended December 31, 2018, 2017 and 2016, respectively. Citizens does not currently have the intent to sell these impaired debt securities, and it is not

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases.
Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of December 31, 2018. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired because the Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases. Additionally, as of December 31, 2018 and 2016, there were $4 million and $27 million pre-tax non-credit related losses deferred in AOCI, respectively, and there was no pre-tax non-credit related losses deferred in AOCI for the year ended December 31, 2017.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the loans and leases portfolio is presented below:

	December 31,
(in millions)	2018	2017
Commercial	$40,857	$37,562
Commercial real estate	13,023	11,308
Leases	2,903	3,161
Total commercial loans and leases	56,783	52,031
Residential mortgages	18,978	17,045
Home equity loans	1,073	1,392
Home equity lines of credit	12,710	13,483
Home equity loans serviced by others	399	542
Home equity lines of credit serviced by others	104	149
Automobile	12,106	13,204
Education	8,900	8,134
Credit cards	1,991	1,848
Other retail	3,616	2,789
Total retail loans	59,877	58,586
Total loans and leases (1)(2)	$116,660	$110,617

(1) Excluded from the table above are loans held for sale totaling $1.3 billion and $718 million as of December 31, 2018 and 2017, respectively.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above, and amounted to $69.6 billion and $20.3 billion at December 31, 2018 and 2017, respectively.
Loans are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s initial intent and ability to hold the loans for the foreseeable future. Loans held for sale are carried at the lower of cost or fair value, with any write-downs or subsequent recoveries charged to other income. Citizens accounts for certain loans held for sale, including those loans associated with its mortgage banking business and secondary loan trading desk, under the fair value option at fair value. Refer to Note 19, “Fair Value Measurements” for additional discussion.
During the year ended December 31, 2018 the Company purchased $457 million of education loans. During the year ended December 31, 2017, Citizens purchased $862 million of education loans and $153 million of automobile loans.
During the year ended December 31, 2018, the Company sold $553 million of commercial loans. During the year ended December 31, 2017, the Company sold $603 million of commercial loans, $254 million of residential mortgage loans and $29 million of home equity loans. Also during the year ended December 31, 2017, Citizens sold $78 million of TDRs, including $49 million of residential mortgages and $29 million of home equity loans, which resulted in a pre-tax gain of $17 million reported in other income on the Consolidated Statements of Operations.
Loans held for sale at fair value totaled $1.2 billion and $497 million at December 31, 2018 and 2017, respectively. The December 31, 2018 balance consisted of residential mortgages originated for sale of $967 million and loans in the commercial trading portfolio of $252 million. The December 31, 2017 balance consisted of residential mortgages originated for sale of $326 million and loans in the commercial trading portfolio of $171 million. Other loans held for sale totaled $101 million and $221 million as of December 31, 2018 and 2017, respectively, and consisted of loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.6 billion and $24.9 billion at December 31, 2018 and 2017, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto and commercial loans, and totaled $16.8 billion and $18.1 billion at December 31, 2018 and 2017, respectively.
Citizens is engaged in the leasing of equipment for commercial use, with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a loan borrower. A lessee is expected to make rental payments based on its cash flows and the viability of its operations. Leases are usually not evaluated as collateral-based transactions, and therefore the lessee’s overall financial strength is the most important credit evaluation factor.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the investment in leases, before the ALLL, is presented below:

	December 31,
(in millions)	2018	2017
Direct financing leases	$2,863	$3,122
Leveraged leases	40	39
Total leases	$2,903	$3,161
The components of the investment in leases, before the ALLL, are presented below:

	December 31,
(in millions)	2018	2017
Total future minimum lease rentals	$2,075	$2,347
Estimated residual value of leased equipment (non-guaranteed)	1,091	1,072
Initial direct costs	13	15
Unearned income on minimum lease rentals and estimated residual value of leased equipment	(276)	(273)
Total leases	$2,903	$3,161

The future minimum lease rentals on direct financing and leveraged leases at December 31, 2018 are presented below:

Year	(in millions)
2019	$589
2020	461
2021	340
2022	258
2023	180
Thereafter	247
Total	$2,075

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments. On a quarterly basis, Citizens evaluates the adequacy of the ALLL by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors. The ALLL is established in accordance with the Company’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ALLL each quarter, together with risk management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. The ALLL is maintained at a level that management considers reflective of probable losses, and is established through charges to earnings in the form of a provision for credit losses. The ALLL may be adjusted to reflect the Company’s current assessment of various qualitative risks, factors and events that may not be measured in the statistical analysis. Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. Amounts determined to be uncollectible are deducted from the ALLL and subsequent recoveries, if any, are added to the ALLL. While management uses available information to estimate loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions. There were no material changes in assumptions or estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments.
The evaluation of the adequacy of the commercial, commercial real estate, and lease ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default, loss given default and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors are included

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses.
For non-impaired retail loans, the ALLL is based upon an incurred loss model utilizing the probability of default, loss given default and exposure at default on an individual loan basis. When developing these factors, the Company may consider the loan product and collateral type, delinquency status, LTV ratio, lien position, borrower’s credit, age of the loan, geographic location and incurred loss period. Certain retail portfolios, including education, unsecured personal loans, SBO home equity loans and commercial credit card receivables utilize roll rate or vintage models to estimate the ALLL.
For nonaccruing commercial and commercial real estate loans with an outstanding balance of $3 million or greater and for all commercial and commercial real estate TDRs (regardless of size), the Company conducts further analysis to determine the probable amount of loss and establishes a specific allowance for the loan, if appropriate. Citizens estimates the impairment amount by comparing the loan’s carrying amount to the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. For collateral-dependent impaired commercial and commercial real estate loans, the excess of the Company’s recorded investment in the loan over the fair value of the collateral, less cost to sell, is charged off to the ALLL.
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
In addition to the ALLL, the Company also estimates probable credit losses associated with off-balance sheet financial instruments such as standby letters of credit, financial guarantees and binding unfunded loan commitments. Off-balance sheet financial instruments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with historical loss experience, economic conditions and performance trends within specific portfolio segments, result in the estimate of the reserve for unfunded lending commitments.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the ACL is presented below:

	Year Ended December 31, 2018
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$685	$551	$1,236
Charge-offs	(52)	(442)	(494)
Recoveries	19	158	177
Net charge-offs	(33)	(284)	(317)
Provision charged to income	38	285	323
Allowance for loan and lease losses, end of period	690	552	1,242
Reserve for unfunded lending commitments, beginning of period	88	—	88
Provision for unfunded lending commitments	3	—	3
Reserve for unfunded lending commitments, end of period	91	—	91
Total allowance for credit losses, end of period	$781	$552	$1,333

	Year Ended December 31, 2017
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$663	$573	$1,236
Charge-offs	(75)	(437)	(512)
Recoveries	40	167	207
Net charge-offs	(35)	(270)	(305)
Provision charged to income(1)	57	248	305
Allowance for loan and lease losses, end of period	685	551	1,236
Reserve for unfunded lending commitments, beginning of period	72	—	72
Provision for unfunded lending commitments	16	—	16
Reserve for unfunded lending commitments, end of period	88	—	88
Total allowance for credit losses, end of period	$773	$551	$1,324
(1) Includes an increase of approximately $50 million to commercial and corresponding decrease to retail for the impact of the enhancement to the assessment of qualitative risks, factors and events that may not be measured in the modeled results.

	Year Ended December 31, 2016
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$596	$620	$1,216
Charge-offs	(79)	(457)	(536)
Recoveries	33	168	201
Net charge-offs	(46)	(289)	(335)
Provision charged to income	113	242	355
Allowance for loan and lease losses, end of period	663	573	1,236
Reserve for unfunded lending commitments, beginning of period	58	—	58
Provision for unfunded lending commitments	14	—	14
Reserve for unfunded lending commitments, end of period	72	—	72
Total allowance for credit losses, end of period	$735	$573	$1,308

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	December 31, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$391	$723	$1,114	$370	$761	$1,131
Formula-based evaluation	56,392	59,154	115,546	51,661	57,825	109,486
Total loans and leases	$56,783	$59,877	$116,660	$52,031	$58,586	$110,617

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the ACL by evaluation method is presented below:

	December 31, 2018			December 31, 2017
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$38	$26	$64	$47	$34	$81
Formula-based evaluation	743	526	1,269	726	517	1,243
Allowance for credit losses	$781	$552	$1,333	$773	$551	$1,324

For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

	December 31, 2017
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,430	$1,143	$785	$204	$37,562
Commercial real estate	10,706	500	74	28	11,308
Leases	3,069	73	19	—	3,161
Total commercial loans and leases	$49,205	$1,716	$878	$232	$52,031

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	December 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,664	$131	$37	$13	$133	$18,978
Home equity loans	945	75	12	3	38	1,073
Home equity lines of credit	12,042	386	65	22	195	12,710
Home equity loans serviced by others	355	21	7	3	13	399
Home equity lines of credit serviced by others	79	15	2	1	7	104
Automobile	10,729	1,039	207	59	72	12,106
Education	8,694	159	23	13	11	8,900
Credit cards	1,894	53	14	10	20	1,991
Other retail	3,481	76	26	18	15	3,616
Total retail loans	$56,883	$1,955	$393	$142	$504	$59,877

	December 31, 2017
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$16,714	$147	$46	$18	$120	$17,045
Home equity loans	1,212	102	20	4	54	1,392
Home equity lines of credit	12,756	438	78	23	188	13,483
Home equity loans serviced by others	477	29	10	4	22	542
Home equity lines of credit serviced by others	116	21	4	1	7	149
Automobile	11,596	1,273	220	55	60	13,204
Education	7,898	160	23	12	41	8,134
Credit cards	1,747	63	12	9	17	1,848
Other retail	2,679	68	20	12	10	2,789
Total retail loans	$55,195	$2,301	$433	$138	$519	$58,586

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential mortgages are generally placed on nonaccrual status when past due 120 days, or sooner if determined to be collateral-dependent, unless repayment of the loan is guaranteed by the Federal Housing Administration. Credit card balances are placed on nonaccrual status when past due 90 days or more and are restored to accruing status if they subsequently become less than 90 days past due. All other retail loans are generally placed on nonaccrual status when past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Loans less than 90 days past due may be placed on nonaccrual status upon the death of the borrower, fraud or bankruptcy.
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming (1)		Accruing and 90 days or more past due
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Commercial	$194	$238	$1	$5
Commercial real estate	7	27	—	3
Leases	—	—	—	—
Total commercial loans and leases	201	265	1	8
Residential mortgages (1)	136	128	15	16
Home equity loans	50	72	—	—
Home equity lines of credit	231	233	—	—
Home equity loans serviced by others	17	25	—	—
Home equity lines of credit serviced by others	15	18	—	—
Automobile	81	70	—	—
Education	38	38	2	3
Credit card	20	17	—	—
Other retail	8	5	7	5
Total retail loans	596	606	24	24
Total	$797	$871	$25	$32

(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $12 million and $15 million as of December 31, 2018 and 2017, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $133 million and $30 million as of December 31, 2018 and 2017, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $34 million and $36 million as of December 31, 2018 and 2017, respectively.
A summary of nonperforming loan and lease key performance indicators is presented below:

	December 31,
	2018	2017
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.17%	0.24%
Nonperforming retail loans as a percentage of total loans and leases	0.51	0.55
Total nonperforming loans and leases as a percentage of total loans and leases	0.68%	0.79%

Nonperforming commercial assets as a percentage of total assets	0.13%	0.17%
Nonperforming retail assets as a percentage of total assets	0.39	0.43
Total nonperforming assets as a percentage of total assets	0.52%	0.60%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in-process was $172 million and $181 million as of December 31, 2018 and 2017, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	December 31, 2018				December 31, 2017
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$85	$3	$78	$166	$26	$4	$243	$273
Commercial real estate	8	32	5	45	38	20	30	88
Leases	7	—	—	7	4	1	—	5
Total commercial loans and leases	100	35	83	218	68	25	273	366
Residential mortgages	37	13	133	183	46	18	120	184
Home equity loans	12	3	38	53	20	4	54	78
Home equity lines of credit	65	22	195	282	78	23	188	289
Home equity loans serviced by others	7	3	13	23	10	4	22	36
Home equity lines of credit serviced by others	2	1	7	10	4	1	7	12
Automobile	207	59	72	338	220	55	60	335
Education	23	13	11	47	23	12	41	76
Credit cards	14	10	20	44	12	9	17	38
Other retail	26	18	15	59	20	12	10	42
Total retail loans	393	142	504	1,039	433	138	519	1,090
Total	$493	$177	$587	$1,257	$501	$163	$792	$1,456

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of impaired loans by class is presented below:

	December 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$186	$31	$167	$450	$353
Commercial real estate	32	7	6	38	38
Leases	—	—	—	—	—
Total commercial loans and leases	218	38	173	488	391
Residential mortgages	28	2	127	201	155
Home equity loans	34	3	76	148	110
Home equity lines of credit	21	1	181	244	202
Home equity loans serviced by others	22	1	19	54	41
Home equity lines of credit serviced by others	1	—	7	11	8
Automobile	1	—	22	31	23
Education	130	11	23	153	153
Credit cards	24	7	1	25	25
Other retail	4	1	2	8	6
Total retail loans	265	26	458	875	723
Total	$483	$64	$631	$1,363	$1,114

	December 31, 2017
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$183	$42	$159	$403	$342
Commercial real estate	25	5	3	40	28
Leases	—	—	—	—	—
Total commercial loans and leases	208	47	162	443	370
Residential mortgages	25	2	126	197	151
Home equity loans	41	4	80	162	121
Home equity lines of credit	16	1	181	241	197
Home equity loans serviced by others	29	2	22	67	51
Home equity lines of credit serviced by others	2	—	7	14	9
Automobile	2	—	21	30	23
Education	154	17	21	175	175
Credit cards	24	7	1	25	25
Other retail	5	1	4	10	9
Total retail loans	298	34	463	921	761
Total	$506	$81	$625	$1,364	$1,131

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on impaired loans is presented below:

	Year Ended December 31,
	2018		2017		2016
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$9	$312	$4	$380	$5	$295
Commercial real estate	1	32	—	37	—	53
Leases	—	—	—	—	—	3
Total commercial loans and leases	10	344	4	417	5	351
Residential mortgages	5	146	4	136	4	161
Home equity loans	6	107	6	121	7	144
Home equity lines of credit	7	181	6	176	6	178
Home equity loans serviced by others	3	42	3	49	3	60
Home equity lines of credit serviced by others	—	9	—	9	—	9
Automobile	1	20	1	18	—	14
Education	8	154	9	173	7	150
Credit cards	1	21	2	22	2	23
Other retail	—	7	—	9	1	12
Total retail loans	31	687	31	713	30	751
Total	$41	$1,031	$35	$1,130	$35	$1,102

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs typically result from the Company’s loss mitigation efforts and are undertaken in order to improve the likelihood of recovery and continuity of the relationship with the borrower. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, waiving or delaying a scheduled payment of principal or interest for other than an insignificant time period, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans and leases may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions. The financial effects of TDRs for all loan classes may include lower income (either due to a lower interest rate or a delay in the timing of cash flows), larger loan loss provisions, and accelerated charge-offs if the modification renders the loan collateral-dependent. In some cases, interest income throughout the term of the loan may increase if, for example, the loan is extended or the interest rate is increased as a result of the restructuring.
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

Because TDRs are impaired loans, Citizens measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s recorded investment. Any excess of recorded investment over the present value of expected future cash flows or collateral value is

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the ALLL. Any portion of the loan’s recorded investment the Company does not expect to collect as a result of the modification is charged off at the time of modification. For retail TDR accounts where the expected value of cash flows is utilized, any recorded investment in excess of the present value of expected cash flows is recognized by increasing the ALLL. For retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value less costs to sell is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
The table below summarizes TDRs by class and total unfunded commitments:

	December 31,
(in millions)	2018	2017
Commercial	$304	$129
Retail	723	761
Unfunded commitments related to TDRs	30	39
The table below summarizes how loans were modified during the year ended December 31, 2018, the charge-offs related to the modifications, and the impact on the ALLL. The reported balances can include loans that became TDRs during 2018 and were paid off in full, charged off, or sold prior to December 31, 2018.

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	49	$23	$22
Commercial real estate	—	—	—	3	31	31
Total commercial loans	7	1	1	52	54	53
Residential mortgages	35	4	4	61	8	8
Home equity loans	43	3	4	1	—	—
Home equity lines of credit	76	6	7	178	25	26
Home equity loans serviced by others	4	—	—	—	—	—
Home equity lines of credit serviced by others	5	—	—	1	—	—
Automobile	158	4	3	46	1	1
Education	—	—	—	—	—	—
Credit cards	2,312	13	13	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	2,634	30	31	287	34	35
Total	2,641	$31	$32	339	$88	$88

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	53	$202	$200	$—	$—
Commercial real estate	2	31	31	—	—
Total commercial loans	55	233	231	—	—
Residential mortgages	142	17	17	(1)	—
Home equity loans	134	5	5	—	—
Home equity lines of credit	413	29	29	—	1
Home equity loans serviced by others	23	1	1	—	—
Home equity lines of credit serviced by others	14	1	1	—	—
Automobile	1,189	21	17	—	4
Education	355	7	7	1	—
Credit cards	—	—	—	4	—
Other retail	9	—	—	(1)	—
Total retail loans	2,279	81	77	3	5
Total	2,334	$314	$308	$3	$5

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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$1	$1	45	$22	$22
Commercial real estate	—	—	—	1	—	—
Total commercial loans	7	1	1	46	22	22
Residential mortgages	71	9	10	73	12	13
Home equity loans	82	5	6	1	—	—
Home equity lines of credit	50	3	3	235	30	30
Home equity loans serviced by others	15	1	1	—	—	—
Home equity lines of credit serviced by others	5	—	—	2	—	—
Automobile	130	2	2	29	1	1
Education	—	—	—	—	—	—
Credit cards	2,363	13	13	—	—	—
Other retail	1	—	—	—	—	—
Total retail loans	2,717	33	35	340	43	44
Total	2,724	$34	$36	386	$65	$66

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	15	$70	$71	($1)	$—
Commercial real estate	1	—	—	—	—
Total commercial loans	16	70	71	(1)	—
Residential mortgages	171	19	19	(1)	—
Home equity loans	232	13	13	—	—
Home equity lines of credit	395	27	27	—	1
Home equity loans serviced by others	52	2	2	—	—
Home equity lines of credit serviced by others	26	2	2	—	—
Automobile	1,336	24	20	—	4
Education	329	7	7	2	—
Credit cards	—	—	—	3	—
Other retail	5	—	—	(2)	—
Total retail loans	2,546	94	90	2	5
Total	2,562	$164	$161	$1	$5
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

	Primary Modification Types
	Interest Rate Reduction (1)			Maturity Extension (2)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	12	$1	$1	81	$20	$21
Commercial real estate	1	—	—	1	5	5
Total commercial loans	13	1	1	82	25	26
Residential mortgages	71	10	10	60	10	10
Home equity loans	97	6	6	39	4	5
Home equity lines of credit	49	4	4	121	13	12
Home equity loans serviced by others	18	1	1	—	—	—
Home equity lines of credit serviced by others	8	—	—	5	1	1
Automobile	138	3	3	41	1	1
Education	—	—	—	—	—	—
Credit cards	2,187	12	12	—	—	—
Other retail	4	—	—	—	—	—
Total retail loans	2,572	36	36	266	29	29
Total	2,585	$37	$37	348	$54	$55

	Primary Modification Types
	Other (3)
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Net Change to ALLL Resulting from Modification	Charge-offs Resulting from Modification
Commercial	14	$48	$48	$3	$—
Commercial real estate	—	—	—	—	—
Total commercial loans	14	48	48	3	—
Residential mortgages	247	26	26	(1)	—
Home equity loans	279	18	17	(1)	—
Home equity lines of credit	304	23	22	—	1
Home equity loans serviced by others	60	2	2	—	—
Home equity lines of credit serviced by others	24	1	1	—	—
Automobile	1,081	20	18	—	3
Education	479	12	12	4	—
Credit cards	—	—	—	3	—
Other retail	13	—	—	—	—
Total retail loans	2,487	102	98	5	4
Total	2,501	$150	$146	$8	$4

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes TDRs that defaulted within 12 months of their modification date during 2018, 2017 and 2016. For purposes of this table, a payment default refers to a loan that becomes 90 days or more past due under the modified terms. Amounts represent the loan’s recorded investment at the time of payment default. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2018 and 2017. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL.

	Year Ended December 31,
	2018		2017		2016
(dollars in millions)	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted	Number of Contracts	Balance Defaulted
Commercial	28	$63	8	$5	22	$13
Commercial real estate	1	—	1	4	1	—
Total commercial loans	29	63	9	9	23	13
Residential mortgages	128	15	152	19	187	24
Home equity loans	31	2	43	2	50	3
Home equity lines of credit	238	18	200	14	155	13
Home equity loans serviced by others	15	—	23	—	37	1
Home equity lines of credit serviced by others	6	—	10	1	17	—
Automobile	167	2	140	1	110	2
Education	23	1	44	1	59	1
Credit cards	465	2	491	3	433	3
Other retail	1	—	4	—	3	—
Total retail loans	1,074	40	1,107	41	1,051	47
Total	1,103	$103	1,116	$50	1,074	$60
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2018 and 2017, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	December 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$318	$87	$148	$—	$—	$553
Interest only/negative amortization	1,794	—	—	—	1	1,795
Low introductory rate	—	—	—	217	—	217
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,113	$87	$148	$217	$1	$2,566

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$366	$166	$264	$—	$—	$796
Interest only/negative amortization	1,763	—	—	—	1	1,764
Low introductory rate	—	—	—	197	—	197
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,130	$166	$264	$197	$1	$2,758
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
Additions to premises and equipment are recorded at cost. The cost of major additions, improvements and betterments is capitalized. Normal repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. Citizens evaluates premises and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2018	2017
Land and land improvements	10 - 75	$112	$47
Buildings and leasehold improvements	5 - 60	852	719
Furniture, fixtures and equipment	5 - 20	1,019	1,465
Construction in progress		292	359
Total premises and equipment, gross		2,275	2,590
Accumulated depreciation		(1,484)	(1,905)
Total premises and equipment, net		$791	$685

Depreciation charged to noninterest expense totaled $117 million, $124 million, and $130 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is presented in the Consolidated Statements of Operations in both occupancy and equipment expense.
Software
Costs related to computer software developed or obtained for internal use are capitalized if the projects improve functionality and provide long-term future operational benefits. Capitalized costs are amortized using the straight-line method over the asset’s expected useful life, based upon the basic pattern of consumption and economic benefits provided by the asset. Citizens begins to amortize the software when the asset (or identifiable component of the asset) is substantially complete and ready for its intended use. All other costs incurred in connection with an internal-use software project are expensed as incurred. Capitalized software is included in other assets on the Consolidated Balance Sheets.
Citizens had capitalized software assets of $1.8 billion and $1.7 billion and related accumulated amortization of $948 million and $869 million as of December 31, 2018 and 2017, respectively. Amortization expense was $189 million, $180 million, and $170 million for the years ended December 31, 2018, 2017, and 2016, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for capitalized software assets is presented below:

Year	(in millions)
2019	$186
2020	155
2021	116
2022	80
2023	48
Thereafter	72
Total (1)	$657
(1) Excluded from this balance is $188 million of in-process software at December 31, 2018.

Operating Lease Assets
Other assets on the Consolidated Balance Sheets included assets subject to operating leases, where Citizens was the lessor, of $92 million and $112 million as of December 31, 2018 and 2017, respectively. Operating lease rental income for leased assets is recognized in other income on a straight-line basis over the lease term. Related depreciation expense is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset and is included in other operating expense in the Consolidated Statements of Operations. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized in other operating expense if the carrying amount of the leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.

NOTE 7 - LEASE COMMITMENTS
Citizens is committed under long-term leases for the rental of premises and equipment. These leases have varying renewal options and in certain instances, require the payment of insurance, real estate taxes and other operating expenses.
At December 31, 2018, the aggregate minimum rental commitments under these non-cancelable operating leases and capital leases, exclusive of renewals, are presented below for the years ended December 31:

(in millions)	Operating Leases	Capital Leases
2019	$165	$3
2020	153	2
2021	136	2
2022	109	1
2023	85	—
Thereafter	247	8
Total minimum lease payments	$895	$16
Amounts representing interest	—	(8)
Present value of net minimum lease	$895	$8

Occupancy and equipment expense including rental expense for non-cancelable operating leases and capital leases totaled $212 million, $211 million, and $208 million for the years ended December 31, 2018, 2017, and 2016, respectively.
NOTE 8 - MORTGAGE BANKING
In its mortgage banking business, Citizens sells residential mortgages to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. Citizens retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. Citizens is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking fees.
The following table summarizes activity related to the Company’s residential mortgage loan sales and the Company's mortgage banking activity:

	Year Ended December 31,
(in millions)	2018	2017	2016
Residential mortgage loan sold with servicing retained	$8,149	$3,161	$2,652
Gain on sales (1)	89	35	69
Contractually specified servicing, late and other ancillary fees (1)	118	53	51
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
Citizens maintains two separate classes of MSRs which at the time of initial capitalization, are differentiated by how the risk associated with valuation changes of the MSRs is managed. The FAMC portfolio, acquired on August 1, 2018, is accounted for under the fair value method while the Company’s MSR portfolio held before the FAMC acquisition is accounted for under the amortization method. Citizens implemented an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair value method, which includes the purchase of freestanding derivatives. Any change in fair value during the period for MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, is recorded in mortgage banking fees in the Consolidated Statements of Operations.
The following tables summarize changes in MSRs recorded using the amortization method and the fair value method:

Amortization Method

	As of and for the Year Ended December 31,
(in millions)	2018	2017
MSRs:
Balance as of beginning of period	$201	$167
Amount capitalized	36	37
Purchases	16	28
Amortization	(32)	(31)
Carrying amount before valuation allowance	221	201
Valuation allowance for servicing assets:
Balance as of beginning of period	3	5
Valuation recoveries	(3)	(2)
Balance at end of period	—	3
Net carrying value of MSRs	$221	$198

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Method

As of and for the Year Ended December 31, 2018
(in millions)
MSRs:
Fair value as of beginning of the period	$—
Acquired MSRs	590
Amounts capitalized	73
Changes in unpaid principal balance during the period (1)	(32)
Changes in fair value during the period (2)	(31)
Fair value at end of the period	$600
(1) Represents changes in value due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii)
loans that paid off during the period.
(2) Represents changes in value primarily due to market driven changes in interest rates and prepayment speeds.
The fair value of MSRs is estimated by using the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, contractual servicing fee income, servicing costs, default rates, ancillary income, and other economic factors, which are determined based on current market interest rates. The valuation does not attempt to forecast or predict the future direction of interest rates.
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
For MSRs under the amortization method, the key economic assumptions used to estimate the fair value are presented below:

	December 31, 2018			December 31, 2017
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$243	50 bps adverse change	100 bps adverse change	$218	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.5			5.9
Weighted average constant prepayment rate	8.5%	$24	$56	10.0%	$22	$46
Weighted average discount rate	9.3%	5	9	9.9%	4	8
For MSRs under the fair value method, the key economic assumptions used to estimate the fair value are presented below:

	December 31, 2018
	Actual	Decline in fair value due to
(dollars in millions)
Fair value	$600	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	8.0
Weighted average constant prepayment rate	8.2%	$68	$148
Weighted average option adjusted spread	609 bps	13	26
Citizens accounts for derivatives in its mortgage banking operations at fair value on the balance sheet as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 13 “Derivatives” for additional information.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. Citizens has identified and allocated goodwill to two reporting units - Consumer Banking and Commercial Banking - based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes.
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
Citizens reviews goodwill for impairment annually as of October 31st or more often if events or circumstances indicate that it is more likely than not that the fair value of one or more reporting units is below its carrying value. The fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. Citizens relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks only to corroborate the value determined by the discounted cash flow method. Citizens relies on several assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, as well as projected loan loss, income tax and capital retention rates.
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
Citizens bases its fair value estimates on assumptions it believes to be representative of assumptions that a market participant would use in valuing the reporting unit but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for its reporting units. There can be no assurances that future estimates and assumptions made for purposes of goodwill testing will prove accurate predictions of the future. If the assumptions regarding business plans, competitive environments or anticipated growth rates are not achieved, Citizens may be required to record goodwill impairment charges in future periods.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since 1988, Citizens has completed more than 25 acquisitions of banks or assets of banks. In August 2018, Citizens acquired certain assets and assumed certain liabilities of FAMC, which resulted in an increase to goodwill of $36 million as of December 31, 2018. Changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 are presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2016	$2,136	$4,740	$6,876
Business acquisition	—	11	11
Balance at December 31, 2017	$2,136	$4,751	$6,887
Business acquisition	59	—	59
Adjustments (1)	(23)	—	(23)
Balance at December 31, 2018	$2,172	$4,751	$6,923
(1) Adjustments to goodwill are the result of an update to the purchase price allocation for the FAMC acquisition, given higher value attributed to purchased net assets.
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2018 and 2017. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2018 and 2017. No impairment was recorded for the years ended December 31, 2018, 2017 and 2016.
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
A summary of the carrying value of intangible assets is presented below. Included in the carrying value at December 31, 2018 are $30 million in other intangibles, net of $2 million of amortization expense, related to the FAMC acquisition.

		December 31, 2018			December 31, 2017
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	7	$20	$1	$19	$—	$—	$—
Acquired relationships	5 - 15	11	1	10	2	—	2
Other	2 - 3	3	1	2	—	—	—
Total		$34	$3	$31	$2	$—	$2
    As of December 31, 2018, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $3 million for the year ended December 31, 2018. There was no amortization expense recognized on intangible assets for the years ended December 31, 2017 and 2016. The Company’s projection of amortization expense is based on balances as of December 31, 2018, and future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

(in millions)	Total
2019	$5
2020	5
2021	4
2022	3
2023	3
NOTE 10 - VARIABLE INTEREST ENTITIES
Citizens makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. Citizens consolidates a VIE if it is the primary beneficiary of the entity. Citizens is the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. Citizens assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

The Company’s is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects and lending to special purpose entities. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its equity investment and outstanding loans to special purpose entities. A summary of these investments is presented below:

	December 31,
(in millions)	2018	2017
LIHTC investment included in other assets	$1,236	$951
LIHTC unfunded commitments included in other liabilities	673	491
Renewable energy investments included in other assets	319	335
Lending to special purpose entities included in loans and leases	613	—
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. Citizens is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, the Company does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
Citizens applies the proportional amortization method to account for its LIHTC investments. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of the investment in proportion to the tax credits received in the current period as compared to the total tax credits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The tax credits received are reported as a reduction of income tax expense (or an increase to income tax benefit) related to these transactions.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2018	2017	2016
Tax credits included in income tax expense	$101	$83	$59
Amortization expense included in income tax expense	110	94	59
Other tax benefits included in income tax expense	25	31	21
    No LIHTC investment impairment losses were recognized during the years ended December 31, 2018 and 2017.
Renewable Energy Entities
The Company’s investments in renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation). As a tax equity investor, Citizens does not have the power to direct the activities which most significantly affect the performance of these entities and therefore is not the primary beneficiary of any renewable energy entities. Accordingly, Citizens does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of December 31, 2018, the lending facilities had aggregate unpaid principal balances of $613 million and undrawn commitments to extend credit of $584 million. Citizens did not provide these lending facilities as of December 31, 2017.
NOTE 11 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.

The major components of deposits are presented below:

	December 31,
(in millions)	2018	2017
Demand	$29,458	$29,279
Checking with interest	23,067	22,229
Regular savings	12,007	9,518
Money market accounts	35,701	37,454
Term deposits	19,342	16,609
Total deposits	$119,575	$115,089
The maturity distribution of term deposits as of December 31, 2018 is presented below:

Year	(in millions)
2019	$15,889
2020	2,519
2021	649
2022	174
2023	106
2024 and thereafter	5
Total	$19,342
Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $13.8 billion at December 31, 2018. The remaining maturities of these deposits are presented below:

(in millions)
Three months or less	$5,388
After three months through six months	2,676
After six months through twelve months	3,844
After twelve months	1,936
Total term deposits	$13,844
NOTE 12 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

	December 31,
(in millions)	2018	2017
Federal funds purchased	$820	$460
Securities sold under agreements to repurchase	336	355
Other short-term borrowed funds (1)	1,653	1,856
Total short-term borrowed funds	$2,809	$2,671
(1) December 31, 2018 includes $1.5 billion of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($8) million. December 31, 2017 includes $750 million of debt issued under CBNA’s Global Bank Note Program maturing within one year, with unamortized deferred issuance costs and/or discounts of ($1) million and other basis adjustments of ($4) million.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Year Ended December 31,
(dollars in millions, except ratio data)	2018	2017	2016
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	1.72%	0.74%	0.26%
Other short-term borrowed funds	2.50	1.72	0.94
Maximum amount outstanding at any month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,282	$1,174	$1,522
Other short-term borrowed funds	2,509	3,508	5,461
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$654	$776	$947
Other short-term borrowed funds	1,808	2,321	3,207
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.92%	0.36%	0.09%
Other short-term borrowed funds	2.42	1.32	0.64
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

A summary of the Company’s long-term borrowed funds is presented below:

	December 31,
(in millions)	2018	2017
Parent Company:
2.375% fixed-rate senior unsecured debt, due 2021	$349	$349
4.150% fixed-rate subordinated debt, due 2022	348	348
5.158% fixed-to-floating rate callable subordinated debt, due 2023 (1)	—	333
3.750% fixed-rate subordinated debt, due 2024	250	250
4.023% fixed-rate subordinated debt, due 2024	42	42
4.350% fixed-rate subordinated debt, due 2025	249	249
4.300% fixed-rate subordinated debt, due 2025	749	749
Banking Subsidiaries:
2.450% senior unsecured notes, due 2019 (2) (3)	—	743
2.500% senior unsecured notes, due 2019 (2) (3)	—	741
2.250% senior unsecured notes, due 2020 (2)	691	692
3.278% floating-rate senior unsecured notes, due 2020 (2) (4)	300	299
3.247% floating-rate senior unsecured notes, due 2020 (2) (4)	250	249
2.200% senior unsecured notes, due 2020 (2)	499	498
2.250% senior unsecured notes, due 2020 (2)	738	742
2.550% senior unsecured notes, due 2021(2)	964	964
3.487% floating-rate senior unsecured notes, due 2022 (2) (4)	249	249
2.650% senior unsecured notes, due 2022 (2)	487	491
3.700% senior unsecured notes, due 2023 (2)	502	—
3.753% floating-rate senior unsecured notes, due 2023 (2) (4)	249	—
Federal Home Loan Bank advances, 2.725% weighted average rate, due through 2038	7,508	3,761
Other	9	16
Total long-term borrowed funds	$14,433	$11,765
(1) Redeemed on June 29, 2018.
(2) Issued under CBNA’s Global Bank Note Program.
(3) Reclassified to short-term borrowed funds.
(4) Rate disclosed reflects the floating rate as of December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Parent Company’s long-term borrowed funds as of December 31, 2018 and 2017 included principal balances of $2.0 billion and $2.3 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($5) million for each period. The banking subsidiaries’ long-term borrowed funds as of December 31, 2018 and 2017 include principal balances of $12.5 billion and $9.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($14) million and ($19) million, respectively, and hedging basis adjustments of ($58) million and ($63) million, respectively. See Note 13 “Derivatives” for further information about the Company’s hedging of certain long-term borrowed funds.

Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $13.0 billion and $9.4 billion at December 31, 2018 and 2017, respectively. The Company’s available FHLB borrowing capacity was $4.8 billion and $8.0 billion at December 31, 2018 and 2017, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2018, the Company’s unused secured borrowing capacity was approximately $36.2 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
A summary of maturities for the Company’s long-term borrowed funds at December 31, 2018 is presented below:

(in millions)	Parent Company	Banking Subsidiaries	Consolidated
Year
2019	$—	$—	$—
2020	—	9,982	9,982
2021	349	967	1,316
2022	348	739	1,087
2023	—	751	751
2024 and thereafter	1,290	7	1,297
Total	$1,987	$12,446	$14,433
NOTE 13 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, forward commitments to sell to-be-announced mortgage securities (“TBAs”), forward sale contracts and purchase options. The Company monitors the results of each transaction to ensure that management’s intent is satisfied. The Company does not use derivatives for speculative purposes.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	December 31, 2018			December 31, 2017
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$12,050	$5	$—	$13,300	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	117,076	301	277	80,180	538	379
Foreign exchange contracts	9,866	129	113	9,882	148	149
Other contracts	3,555	14	25	1,039	7	5
Total derivatives not designated as hedging instruments		444	415		693	533
Gross derivative fair values		449	415		693	533
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(87)	(87)		(72)	(72)
Less: Cash collateral applied (2)		(45)	(36)		(4)	(151)
Total net derivative fair values presented in the Consolidated Balance Sheets		$317	$292		$617	$310

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
(2) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions as well as collateral paid and received.

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan.
Institutional derivatives
The institutional derivatives portfolio primarily consists of interest rate swap agreements that are used to hedge the interest rate risk associated with the Company’s loans and financing liabilities (i.e., borrowed funds, deposits, etc.).
Citizens enters into certain interest rate swap agreements to hedge the risk associated with floating rate loans. By entering into receive-fixed/pay-floating interest rate swaps, the Company is able to minimize the variability in the cash flows of these assets due to changes in interest rates. Citizens also uses receive-fixed/pay-floating interest rate swaps to manage the interest rate exposure on its medium term borrowings by effectively converting a portion of the fixed rate debt to floating. Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s borrowed funds and deposit liabilities. By entering into a pay-fixed/receive-floating interest rate swap, a portion of these liabilities has been effectively converted to a fixed rate liability for the term of the interest rate swap agreement. The goal of the Company’s interest rate hedging activity is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. For derivatives designated for hedging purposes, net interest accruals are treated as an adjustment of interest income or interest expense of the item being hedged.
Customer derivatives
The customer derivatives portfolio consists of interest rate swap agreements and option contracts that are transacted to meet the financing needs of the Company’s customers. Swap agreements and interest rate option agreements are transacted to effectively minimize the Company’s market risk associated with the customer derivative products. The customer derivatives portfolio also includes foreign exchange contracts that are entered into on behalf of customers for the purpose of hedging exposure related to cash orders and loans and deposits denominated in foreign currencies. The primary risks associated with these transactions arise from exposure to changes in foreign currency exchange rates and the ability of the counterparties to meet the terms of the contract. To manage this market risk, Citizens enters into offsetting foreign exchange contracts.
Residential loan derivatives
Citizens enters into residential loan commitments that allow residential mortgage customers to lock in the interest rate on a residential mortgage while the loan undergoes the underwriting process. Citizens also uses forward

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales contracts to protect the value of residential mortgage loans and loan commitments that are being underwritten for future sale to investors in the secondary market. Citizens also hedges the fair market value movements of certain mortgage servicing rights using various interest rate derivative contracts.
Citizens has certain derivative transactions which are designated as fair value or cash flow hedges, described as follows:
Derivatives designated as hedging instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated as highly effective fair value and cash flow hedging relationships. Citizens formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, Citizens uses dollar offset or regression analysis at the hedge’s inception, and monthly thereafter, to assess whether the derivatives are expected to be, or have been, highly effective in offsetting changes in the hedged item’s expected cash flows. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and then reflects changes in fair value in earnings after termination of the hedge relationship.
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
Citizens has entered into interest rate swap agreements to manage the interest rate exposure on its medium term borrowings. The change in value of fair value hedges, to the extent that the hedging relationship is effective, is recorded through other income and offset against the change in the fair value of the hedged item.
The following table presents the effect on other income of fair value hedges, specifically hedges of interest rate risk on borrowings using interest rate swaps, described above, in millions:

Amounts Recognized in Other Income for the Year Ended December 31,
2018			2017			2016
Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
$8	($9)	($1)	($26)	$27	$1	($6)	$5	($1)
Cash flow hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and financing liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges are recorded in OCI; the ineffective portion of the hedging gains and losses is recorded in earnings (other income). Hedging gains and losses on derivative contracts reclassified from OCI to current period earnings are included in the line item in the accompanying Consolidated Statements of Operations in which the hedged item is recorded and in the same period that the hedged item affects earnings. During the next 12 months, there are $15 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations.
Hedging gains and losses associated with the Company’s cash flow hedges are immediately reclassified from OCI to current period earnings (other income) if it becomes probable that the hedged forecasted transactions will not occur during the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of cash flow hedges on net income and stockholders’ equity:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2018	2017	2016
Effective portion of loss recognized in OCI (1)	($44)	($23)	($100)
Amount of net (loss) gain reclassified from OCI to interest income (2)	(55)	25	90
Amount of net gain (loss) reclassified from OCI to interest expense (2)	12	—	(27)
Amounts reclassified from OCI to other income (3)	—	—	(5)
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
The Company’s customer derivatives are recorded on the Consolidated Balance Sheets at fair value. These include interest rate and foreign exchange derivative contracts that are designed to meet the hedging and financing needs of the Company’s customers. The mark-to-market gains and losses associated with the customer derivatives are mitigated by mark-to-market gains and losses on interest rate and foreign exchange derivative contracts transacted. Citizens also purchases interest rate floors primarily to hedge the exposure related to customer deposit products that have embedded minimum interest rate guarantees. Citizens utilizes interest rate floors in non-qualifying hedging relationships.
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Citizens also uses derivatives to hedge the risk of changes in the fair value of its residential MSR portfolio measured at fair value. Certain residential MSRs are accounted for at fair value with changes in the fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential MSRs include TBAs, interest rate swaptions, interest rate futures and interest rate swaps.
The following table presents the effect of economic hedges on noninterest income:

	Affected Line Item in the Consolidated Statements of Operations	Amounts Recognized in Noninterest Income for the Year Ended December 31,
(in millions)		2018	2017	2016
Economic Hedge Type
Customer interest rate contracts	Foreign exchange and interest rate products	$5	$5	($23)
Customer foreign exchange contracts	Foreign exchange and interest rate products	(54)	172	(81)
Derivatives transactions to hedge interest rate risk	Foreign exchange and interest rate products	43	46	70
Derivatives transactions to hedge foreign exchange risk	Foreign exchange and interest rate products	158	(151)	95
Residential loan commitments	Mortgage banking fees	(3)	2	(2)
Forward sale contracts	Mortgage banking fees	21	(8)	6
Interest rate derivative contracts used to hedge residential MSRs	Mortgage banking fees	35	—	—
Total		$205	$66	$65
NOTE 14 - EMPLOYEE BENEFITS
Pension Plans
Citizens maintains a non-contributory pension plan (the “Plan” or “qualified plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Plan are based on employees’ years of service and highest five-year average of eligible compensation. The Plan is funded on a current basis, in compliance with the requirements of ERISA. Citizens also provides an

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unfunded, non-qualified supplemental retirement plan (the “non-qualified plan”), which was closed and frozen effective December 31, 2012.
The qualified plan’s allocation by asset category is presented below:

	Target Asset Allocation	Actual Asset Allocation
Asset Category	2018	2018	2017
Equity securities	53%	51.3%	54.0%
Debt securities	46%	47.6%	45.0%
Other	1%	1.1%	1.0%
Total		100.0%	100.0%
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
The equity investment mandates follow a global equity approach. Investments are made in broadly diversified portfolios that contain investments in U.S. and non-U.S. developed and developing economies. The fixed income investment mandates are US investment grade mandates and follow a long duration investment approach. Investment in high-yield bonds are not allowed unless an investment grade bond is downgraded to a non-investment grade category.
The assets of the qualified plan may be invested in any or all of the following asset categories:

•	Equity-oriented investments:

◦	domestic and foreign common and preferred stocks, and related rights, warrants, convertible debentures, and other common share equivalents

•	Fixed income-oriented investments:

◦	domestic and foreign bonds, debentures and notes

◦	mortgages

◦	mortgage-backed securities

◦	asset-backed securities

◦	bank loans

◦	money market securities or cash

◦	financial futures and options on financial futures

◦	forward contracts

In addition, derivatives may be employed under the guidelines established for individual managers in order to manage risk exposures and/or to increase the efficiency of strategies. The extent to which derivatives are utilized will be specified in the investment guidelines for each manager. The Plan will not be exposed to losses through derivatives that exceed the capital invested.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in the fair value of defined benefit pension plan assets, projected benefit obligation, funded status, and accumulated benefit obligation are presented below:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2018	2017	2018	2017
Fair value of plan assets as of January 1	$1,139	$1,015	$—	$—
Actual return on plan assets	(81)	185	—	—
Employer contributions	50	—	8	8
Benefits and administrative expenses paid	(58)	(61)	(8)	(8)
Fair value of plan assets as of December 31	1,050	1,139	—	—
Projected benefit obligation	972	1,089	95	106
Pension asset (obligation)	$78	$50	($95)	($106)
Accumulated benefit obligation	$972	$1,089	$95	$106

The defined benefit obligation experienced gains for the year ending December 31, 2018 due to the increase in the discount rate assumption and due to the change in future mortality improvement projection scale to Scale MP-2018 from Scale MP-2017. Citizens recognized actuarial gains and losses (for the qualified and non-qualified plans) in AOCI resulting in an ending balance of $618 million and $585 million at December 31, 2018 and 2017, respectively.

Other changes in plan assets and benefit obligations recognized in OCI (for the qualified, non-qualified and postretirement plans) are presented below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net periodic pension income	($16)	($2)	($1)
Net actuarial loss (gain)	49	(31)	54
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	(17)	(18)	(16)
Total recognized in other comprehensive income (loss)	33	(48)	39
Total recognized in net periodic pension cost and other comprehensive income (loss)	$17	($50)	$38
Pension costs under defined benefit plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension (income) cost for the Company’s qualified and non-qualified plans are presented below:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	39	42	44	4	4	4	43	46	48
Expected return on plan assets	(79)	(69)	(68)	—	—	—	(79)	(69)	(68)
Amortization of actuarial loss	15	16	14	2	2	2	17	18	16
Net periodic pension (income) cost(1)	($22)	($8)	($7)	$6	$6	$6	($16)	($2)	($1)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits, and all other components of net periodic pension (income) costs are presented in other operating expense.

Weighted-average rates assumed in determining the actuarial present value of benefit obligations and net periodic benefit cost are presented below:

	As of and for the Year Ended December 31,
	2018	2017	2016
Assumptions for benefit obligations
Discount rate-qualified plan	4.330%	3.670%	4.190%
Discount rate-non-qualified plan	4.240%	3.530%	4.050%
Expected long-term rate of return on plan assets	7.000%	7.000%	7.500%
Assumptions for net periodic pension cost
Discount rate-qualified plan	3.670%	4.190%	4.640%
Discount rate-non-qualified plan	3.530%	4.050%	4.540%
Expected long-term rate of return on plan assets	7.000%	7.000%	7.500%
On September 12, 2018, Citizens made a contribution of $50 million to the qualified plan. No contribution was made to the qualified plan in 2017. Citizens expects to contribute approximately $9 million to the non-qualified plan in 2019. No contribution to the qualified plan is planned in 2019.
Expected future benefit payments for the qualified and non-qualified plans are presented below:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2019	$64
December 31, 2020	64
December 31, 2021	65
December 31, 2022	66
December 31, 2023	67
December 31, 2024 - 2028	340
Fair Value Measurements
The following valuation techniques are used to measure the qualified pension plan assets at fair value:
Cash and money market funds and U.S government obligations:
Cash and money market funds represent instruments that generally mature in one year or less and are valued at cost, which approximates fair value. U.S. government obligations are valued at quoted prices in active markets for identical assets. These investments are classified as Level 1.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S government obligations, municipal obligations, corporate bonds, bank loans, and asset-backed securities:
Non-U.S. government obligations, municipal obligations, corporate bonds, bank loans, and asset-backed securities are valued at the quoted market prices determined in the active markets in which the securities are traded. If quoted market prices are not available, the fair value for the security is estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. These investments are classified as Level 2, because they currently trade in active markets for similar securities and the inputs to the valuations are observable.
The following table presents qualified pension plan assets measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$12	$12	$—	$—
Managed portfolio assets:
U.S. government obligations	5	5	—	—
Non-U.S. government obligations	1	—	1	—
Municipal obligations	1	—	1	—
Corporate bonds	99	—	99	—
Bank loans	1	—	1	—
Total assets in the fair value hierarchy	119	17	102	—
Investments measured at net asset value (1)	931
Assets at fair value at measurement date of December 31, 2018	$1,050	$17	$102	$—
(1)Certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table presents qualified pension plan assets measured at fair value within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Assets:
Managed portfolio assets
U.S. government obligations	$8	$—	$8	$—
Non-U.S. government obligations	2	—	2	—
Municipal obligations	1	—	1	—
Corporate bonds	102	—	102	—
Asset-backed securities	1	—	1	—
Total assets in the fair value hierarchy	114	—	114	—
Investments measured at net asset value (1)	1,024
Assets at fair value at measurement date of December 31, 2017	$1,138	$—	$114	$—
(1)Certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

There were no transfers among Levels 2 or 3 during the years ended December 31, 2018 and 2017. The fair values of participation units held in the common and collective funds and limited partnerships are based on NAV.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unfunded commitments, redemption frequency and redemption notice period for Plan investments that utilize net asset value to determine fair value:

	Fair Value Estimated Using Net Asset Value per Share December 31,
			Unfunded	Redemption	Redemption	Redemption
Investment (dollars in millions)	2018	2017	Commitment	Frequency	Restrictions	Notice Period
Liquid Cash Fund	$—	$11	$—	Daily	None	Same day before 5:30pm ET
Common and Collective Funds:
Global equities funds	399	472	—	Daily	None	3 days
Balanced funds	221	214	—	Daily	None	2 days
Fixed income fund	139	150	—	Daily	None	3 days
Managed Portfolio - Fixed Income Mutual Fund (1)	32	35	—	Daily	None	1 days
Limited Partnerships:
Global equity fund	140	142	—	Monthly	None	3 days
Total	$931	$1,024	$—
(1) The managed portfolio fixed income mutual fund seeks to outperform the Barclay’s U.S. Long Credit Index or similar benchmark.
Postretirement Benefits
Citizens provides health care insurance benefits to eligible retirees and their spouses, domestic partners and eligible dependents through age 65, at which time Medicare becomes the primary coverage provider. Employees enrolled in medical coverage immediately prior to retirement and meeting eligibility requirements can elect retiree medical coverage. Coverage must be elected at the time of retirement and cannot be elected at a future date. Spouses, domestic partners and eligible dependents may be covered only if covered at the time of the employee’s retirement. Citizens reviews coverage on an annual basis and reserves the right to modify or cancel coverage at any renewal date. Effective July 1, 2014, the Company utilizes a private health care exchange to provide medical and dental benefits to current and future Medicare-eligible plan participants. Citizens provides a fixed subsidy to a small, closed group of eligible participants based on the subsidy levels prior to July 1, 2014; eligible participants pay the cost of benefits in excess of the fixed subsidy. The cost of postretirement benefits other than pensions is recognized on an accrual basis during the periods employees provide services to earn those benefits.
Expected future benefit payments for the postretirement benefit plan are presented below:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2019	$1
December 31, 2020	1
December 31, 2021	1
December 31, 2022	1
December 31, 2023	1
December 31, 2024 - 2028	5
Citizens expects to contribute approximately $1 million to the postretirement benefit plan during 2019.
The discount rate assumed in determining the actuarial present value of benefit obligations was 3.98% as of December 31, 2018 compared with 3.20% as of December 31, 2017. For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 6.5% in December 31, 2018 and is expected to decrease gradually to 5.0% by 2025. On December 31, 2017 the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.0% and was expected to decrease gradually to 5.0% by 2022. Weighted-average rates assumed in determining the net periodic benefit cost of the postretirement benefits plan are as follows:

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
(dollars in millions)	2018	2017
Discount rate	3.200%	3.530%
Rate of compensation increase	N/A	N/A
401(k) Plan
Citizens sponsors a 401(k) plan under which employee tax-deferred/Roth after-tax contributions to the plan are matched by the Company after completion of one year of service. Effective January 1, 2015, contributions were matched at 100% up to an overall limitation of 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed and expensed by the Company were $68 million in 2018 compared to $61 million in 2017 and $55 million in 2016.
NOTE 15 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2016	$10	($28)	($369)	($387)
Other comprehensive loss before reclassifications	(62)	(139)	—	(201)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(17)	—	(17)
Amounts reclassified to the Consolidated Statements of Operations	(36)	(2)	(25)	(63)
Net other comprehensive loss	(98)	(158)	(25)	(281)
Balance at December 31, 2016	($88)	($186)	($394)	($668)
Other comprehensive loss before reclassifications	(14)	(6)	—	(20)
Amounts reclassified to the Consolidated Statements of Operations	(16)	(2)	31	13
Net other comprehensive loss	(30)	(8)	31	(7)
Reclassification of tax effects resulting from the 2017 Tax Legislation (1)	($25)	($42)	($78)	($145)
Balance at December 31, 2017	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(33)	(239)	—	(272)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(3)	—	(3)
Amounts reclassified to the Consolidated Statements of Operations	33	(12)	(22)	(1)
Net other comprehensive loss	—	(254)	(22)	(276)
Balance at December 31, 2018	($143)	($490)	($463)	($1,096)
(1) As of December 31, 2017, the balance of AOCI reflects the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For further discussion, see Note 22 “Income Taxes.”

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2018	2017	2016
Details about AOCI Components				Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative (losses) gains included in net income:	($55)	$25	$90	Interest income
	12	—	(27)	Interest expense
	—	—	(5)	Other income
	(43)	25	58	Income before income tax expense
	(10)	9	22	Income tax expense
	($33)	$16	$36	Net income
Reclassification of net securities gains (losses) to net income:	$19	$11	$16	Securities gains, net
	(3)	(7)	(12)	Net debt securities impairment losses recognized in earnings
	16	4	4	Income before income tax expense
	4	2	2	Income tax expense
	$12	$2	$2	Net income
Reclassification of changes related to the employee benefit plan:	$33	($48)	$39	Salaries and employee benefits
	33	(48)	39	Income before income tax expense
	11	(17)	14	Income tax expense
	$22	($31)	$25	Net income
Total reclassification gains (losses)	$1	($13)	$63	Net income
The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net interest income (includes ($43), $25 and $63 of AOCI reclassifications, respectively)	$4,532	$4,173	$3,758
Provision for credit losses	326	321	369
Noninterest income (includes $16, $4 and ($1) of AOCI reclassifications, respectively)	1,596	1,534	1,497
Noninterest expense (includes ($33), $48 and ($39) of AOCI reclassifications, respectively)	3,619	3,474	3,352
Income before income tax expense	2,183	1,912	1,534
Income tax expense (includes $5, ($6) and $38 income tax net expense from reclassification items, respectively)	462	260	489
Net income	$1,721	$1,652	$1,045
NOTE 16 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table provides the number of authorized preferred shares, the number of issued and outstanding, the liquidation value per share and the carrying amount as of December 31:

		2018		2017
(in millions, except per share and share data)	Liquidation value per share	Preferred Shares	Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)		100,000,000		100,000,000
Issued and outstanding
Series A	$1,000	250,000	$247	250,000	$247
Series B	1,000	300,000	296	—	—
Series C	1,000	300,000	297	—	—
Total issued and outstanding		850,000	$840	250,000	$247

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2018:

(in millions, except per share and share data)
Preferred Stock(1)	Issue Date	Number of Shares Issued	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series A	April 6, 2015	250,000	Semi-annually beginning October 6, 2015 until April 6, 2020	5.500% until April 6, 2020	April 6, 2020
			Quarterly beginning July 6, 2020	3 Mo. LIBOR plus 3.960% beginning April 6, 2020
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. LIBOR plus 3.003% beginning July 6, 2023
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.157% beginning April 6, 2024
(1) All outstanding series are non-cumulative fixed-to-floating rate perpetual preferred stock. Except in limited circumstances, the preferred stock does not have voting rights.
(2) Dividends are payable when, and if, declared by the Company’s Board of Directors or an authorized committee thereof.
(3) Redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after the date stated, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event a as defined in the applicable certificate of designations, in each case at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Under current rules, any redemption is subject to approval by the FRB.

On January 29, 2019, the Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the “Series D Preferred Stock”). The Company received net proceeds of $293 million after the underwriting discount and other expenses. The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate equal to 6.350% per annum from the date of issuance to, but excluding, April 6, 2024, and thereafter at a floating rate per annum equal to three-month LIBOR plus 3.642%, payable quarterly, in arrears, beginning July 6, 2024. The Series D Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after April 6, 2024, or in whole but not in part, at any time within the 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends. The Company may not redeem shares of the Series D Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series D Preferred Stock does not have any voting rights.
Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding for the year ended December 31:

	2018			2017			2016
(in millions, except per share and share data)	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid
Common stock	$0.98	$471	$471	$0.64	$322	$322	$0.46	$241	$241
Preferred stock
Series A	$55.00	$14	$14	$55.00	$14	$14	$55.00	$14	$14
Series B	37.00	11	—	—	—	—	—	—	—
Series C	12.57	4	—	—	—	—	—	—	—
Total preferred stock		$29	$14		$14	$14		$14	$14
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the year ended December 31, 2018, the Company paid $1.025 billion to repurchase 25,773,807 common shares at a weighted-average price of $39.77; $1.025 billion was recorded in treasury stock. The repurchased

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares are held in treasury stock. During the year ended December 31, 2018, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
During the year ended December 31, 2017, the Company paid $820 million to repurchase 22,362,401 common shares at an average price of $36.67; $845 million was recorded in treasury stock and $25 million was recorded in additional paid in capital. The repurchased shares are held in treasury stock. During the year ended December 31, 2017, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
NOTE 17 - SHARE-BASED COMPENSATION
Citizens has share-based employee compensation plans as outlined below, pursuant to which stock awards are granted to employees and non-employee directors.
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
Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. Citizens also maintains the Citizens Financial Group, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees an opportunity to purchase its common stock at a 10% discount, through accumulated payroll deductions. Eligible employees may contribute up to 10% of eligible compensation to the ESPP, up to a maximum purchase of $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly. Shares of CFG common stock are purchased for a participant on the last day of each quarter at a 10% discount from the fair market value (fair market value under the plan is defined as the closing price on the day of purchase). Prior to the date the shares are purchased, participants do not have any rights or privileges as a stockholder with respect to shares to be purchased at the end of the offering period.
Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP) for the year ended December 31, 2018:

	Shares Underlying Awards	Weighted-Average Grant Price
Outstanding, January 1	2,621,514	$33.30
Granted	1,174,501	39.54
Vested & Distributed	(877,111)	30.50
Forfeited	(25,623)	35.88
Outstanding, December 31	2,893,281	$34.04
During the years ended December 31, 2018, 2017 and 2016, the following number of CFG share awards were granted: 2018: (1,174,501 granted with a weighted-average grant price of $39.54); 2017 (1,256,816 granted with weighted-average grant price of $39.09); and 2016 (1,552,416 granted with weighted-average grant price of $24.53).
In addition, the following number of CFG share awards became vested and distributed: 2018 (877,111 vested and distributed with a weighted-average grant price of $30.50); 2017 (1,426,850 vested with weighted-average grant price of $21.91); and 2016 (1,762,655 vested with weighted-average grant price of $22.14).

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are 49,742,766 shares of Company common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 6,255,128 shares available for awards under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Citizens measures compensation expense related to stock awards based upon the fair value of the awards on the grant date. Compensation expense is adjusted for forfeitures as they occur. The related expense is charged to earnings on a straight-line basis over the requisite service period (e.g., vesting period) of the award. With respect to performance-based stock awards, compensation expense is adjusted upward or downward based upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the shorter of the period of time from grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately upon grant.
Compensation expense related to the share plans (including the ESPP) was $41 million, $39 million, and $23 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, the total unrecognized compensation expense for nonvested equity awards granted was $41 million. This expense is expected to be recognized over a weighted-average period of two years. No share-based compensation costs were capitalized during the years ended December 31, 2018, 2017, and 2016.
The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $3 million, $9 million and $8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2018	2017
Undrawn commitments to extend credit	$69,553	$62,959
Letters of credit	2,125	2,136
Marketing rights	37	41
Risk participation agreements	19	16
Residential mortgage loans sold with recourse	5	7
Total	$71,739	$65,159
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
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Standby letters of credit, both financial and performance, are issued by the Company for its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). Commercial letters of credit are used to facilitate the import of goods. The commercial letter of credit is used as the method of payment to the Company’s customers’ suppliers. The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments, net of the value of collateral held. Standby letters of credit and commercial letters of credit are issued for terms of up to ten years and one year, respectively.
Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amounts of reserves for unfunded commitments.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citizens recognizes a liability on the Consolidated Balance Sheets representing its obligation to stand ready to perform over the term of the standby letters of credit in the event that the specified triggering events occur. The liability for these guarantees was $3 million at December 31, 2018 and 2017.
Marketing Rights
During 2003, Citizens entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania. The Company paid $4 million and $3 million for the years ended December 31, 2018 and 2017, respectively, and is obligated to pay $37 million over the remainder of the contract.
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
RPAs where the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivable from the customer. The Company’s estimate of the credit exposure associated with its risk participations-in as of December 31, 2018 and 2017 is $19 million and $16 million, respectively. The current amount of credit exposure is spread out over 84 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as ten years.
Residential Loans Sold with Recourse
Citizens is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to government-sponsored entities. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties.
Other Commitments
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. Fair value adjustments associated with each unsettled loan trade are recognized on the Consolidated Balance Sheets and classified within other assets or other liabilities, depending on whether the fair value of the unsettled trade represents an unrealized gain or unrealized loss. The principal balances of unsettled commercial loan trade purchases and sales were $68 million and $161 million, respectively, at December 31, 2018 and $65 million and $132 million, respectively, at December 31, 2017. Settled loans purchased by the trading desk are classified as loans held for sale, at fair value on the Consolidated Balance Sheets. Refer to Note 19 “Fair Value Measurements” for further information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 19 - FAIR VALUE MEASUREMENTS
Citizens measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Citizens also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities that are not required to be reported at fair value in the financial statements.
Fair Value Option
Citizens elected to account for residential mortgage loans held for sale and certain commercial and commercial real estate loans held for sale at fair value. Applying fair value accounting to the residential mortgage loans held for sale better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within the near-term periods.
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
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The residential mortgage loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $6 million, $6 million, and ($5) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.
Commercial and Commercial Real Estate Loans Held for Sale
The fair value of commercial and commercial real estate loans held for sale is estimated using observable prices of similar loans that transact in the marketplace. In addition, Citizens uses external pricing services that provide estimates of fair values based on quotes from various dealers transacting in the market, sector curves or

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benchmarking techniques. Therefore, the Company classifies the commercial and commercial real estate loans managed by the commercial secondary loan desk in Level 2 of the fair value hierarchy given the observable market inputs.
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2018. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 18 “Commitments and Contingencies” for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Citizens recognized ($2) million, $4 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively, in other noninterest income related to its commercial trading portfolio.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale measured at fair value:

	December 31, 2018			December 31, 2017
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$967	$967	$—	$326	$326	$—
Commercial and commercial real estate loans held for sale, at fair value	252	252	—	171	171	—

Recurring Fair Value Measurements
Citizens measures fair value using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon quoted market prices in an active market, where available. If quoted prices are not available, observable market-based inputs or independently sourced parameters are used to develop fair value, whenever possible. Such inputs may include prices of similar assets or liabilities, yield curves, interest rates, prepayment speeds, and foreign exchange rates.
A portion of the Company’s assets and liabilities is carried at fair value, including securities available for sale, derivative instruments and other investment securities. In addition, the Company elects to account for its loans associated with its mortgage banking business and secondary loan trading desk at fair value. Citizens classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citizens reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in fair value measurements may result in a reclassification between the fair value hierarchy levels and are recognized based on period-end balances.

Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:
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
A significant majority of the Company’s Level 1 and 2 debt securities are priced using an external pricing service. Citizens verifies the accuracy of the pricing provided by its primary outside pricing service on a quarterly basis. This process involves using a secondary external vendor to provide valuations for the Company’s securities portfolio for comparison purposes. Any valuation discrepancies beyond a certain threshold are researched and, if necessary, corroborated by an independent outside broker.
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
Residential loans held for sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion above.
Commercial loans held for sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion above.
Mortgage Servicing Rights — Fair Value Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 8 “Mortgage Banking” for more information.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Citizens also considers certain

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. Citizens incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2018:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$19,866	$—	$19,866	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	24	24	—	—
Total debt securities available for sale	19,895	24	19,871	—
Loans held for sale, at fair value:
Residential loans held for sale	967	—	967	—
Commercial loans held for sale	252	—	252	—
Total loans held for sale, at fair value	1,219	—	1,219	—
Mortgage servicing rights	600	—	—	600
Derivative assets
Interest rate contracts	306	—	306	—
Foreign exchange contracts	129	—	129	—
Other contracts	14	—	14	—
Total derivative assets	449	—	449	—
Equity securities, at fair value:
Money market mutual fund investments	181	181	—	—
Other investments	—	—	—	—
Total equity securities, at fair value	181	181	—	—
Total assets	$22,344	$205	$21,539	$600
Derivative liabilities
Interest rate contracts	$277	$—	$277	$—
Foreign exchange contracts	113	—	113	—
Other contracts	25	—	25	—
Total derivative liabilities	415	—	415	—
Total liabilities	$415	$—	$415	$—

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
Derivative assets
Interest rate contracts	538	—	538	—
Foreign exchange contracts	148	—	148	—
Other contracts	7	—	7	—
Total derivative assets	693	—	693	—
Equity securities, at fair value:
Money market mutual fund investments	165	165	—	—
Other investments	4	—	4	—
Total equity securities, at fair value	169	165	4	—
Total assets	$21,516	$177	$21,339	$—
Derivative liabilities
Interest rate contracts	$379	$—	$379	$—
Foreign exchange contracts	149	—	149	—
Other contracts	5	—	5	—
Total derivative liabilities	533	—	533	—
Total liabilities	$533	$—	$533	$—

The following table present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the year ended December 31, 2018. There were no assets measured at fair value on a recurring basis and classified as Level 3 for the year ended December 31, 2017.

For the Year Ended December 31,
(in millions)	Mortgage Servicing Rights
Balance at January 1, 2018	$—
Acquired MSRs	590
Amount capitalized	73
Change in unpaid principal balance during the period (1)	(32)
Change in fair value during the period (2)	(31)
Balance at December 31, 2018	$600
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Mortgage Servicing Rights — Amortization Method
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2018	2017	2016
Impaired collateral-dependent loans	($13)	($35)	($33)
MSRs	3	(2)	(4)
Foreclosed assets	(2)	(3)	(3)
Leased assets	(7)	(15)	11

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	December 31, 2018				December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$338	$—	$338	$—	$393	$—	$393	$—
MSRs	243	—	—	243	218	—	—	218
Foreclosed assets	29	—	29	—	31	—	31	—
Leased assets	92	—	92	—	112	—	112	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about Fair Value of Financial Instruments

The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,165	$4,041	$—	$—	$4,165	$4,041	$—	$—
Equity securities, at cost	834	834	—	—	834	834	—	—
Other loans held for sale	101	101	—	—	—	—	101	101
Loans and leases	116,660	116,627	—	—	338	338	116,322	116,289
Financial Liabilities:
Deposits	119,575	119,503	—	—	119,575	119,503	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	—	—	1,156	1,156	—	—
Other short-term borrowed funds	1,653	1,653	—	—	1,653	1,653	—	—
Long-term borrowed funds	14,433	14,390	—	—	14,433	14,390	—	—

	December 31, 2017
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Securities held to maturity	$4,685	$4,668	$—	$—	$4,685	$4,668	$—	$—
Equity securities, at cost	722	722	—	—	722	722	—	—
Other loans held for sale	221	221	—	—	—	—	221	221
Loans and leases	110,617	111,168	—	—	393	393	110,224	110,775
Financial Liabilities:
Deposits	115,089	115,039	—	—	115,089	115,039	—	—
Federal funds purchased and securities sold under agreements to repurchase	815	815	—	—	815	815	—	—
Other short-term borrowed funds	1,856	1,856	—	—	1,856	1,856	—	—
Long-term borrowed funds	11,765	11,891	—	—	11,765	11,891	—	—

NOTE 20 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

(in millions)	Year Ended December 31, 2018
Revenue from contracts with customers	$1,119
Revenue from other sources	477
Noninterest income	$1,596

Revenues from Contracts with Customers
Citizens recognizes revenue from contracts with customers in the amount of consideration it expects to receive upon the transfer of control of a good or service. The timing of recognition is dependent on whether the Company satisfies a performance obligation by transferring control of the product or service to a customer over

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time or at a point in time. Judgments are made in the recognition of income including the timing of satisfaction of performance obligations and determination of the transaction price.
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$408	$105	$513
Card fees	207	37	244
Capital markets fees	—	181	181
Trust and investment services fees	171	—	171
Other banking fees	—	10	10
Total revenue from contracts with customers	$786	$333	$1,119
(1) There is no revenue from contracts with customers included in Other non-segment operations.
Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2018. Citizens has elected the practical expedient to exclude disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed. A description of the above components of revenue from contracts with customers is presented below:
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
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the year ended December 31, 2018, the Company recognized trailing commissions of $16

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
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
Mortgage Banking Fees
Mortgage banking fees primarily include gains on sales of residential mortgages originated with the intent to sell and servicing fees on mortgages where the Company is the servicer. Mortgage banking fees also include valuation adjustments for mortgage loans held-for-sale that are measured at the lower of cost or fair value, as well as mortgage loans originated with the intent to sell that are measured at fair value under the fair value option. Changes in the value of MSRs are reported in mortgage fees and related income. For a further discussion of MSRs, see Note 8 “Mortgage Banking.” Net interest income from mortgage loans is recorded in interest income.
Other Income
Bank-owned life insurance is stated at its cash surrender value. Citizens is the beneficiary of the life insurance policies on current and former officers and selected employees of the Company. Net changes in the carrying amount of the cash surrender value are an adjustment of premiums paid in determining the expense or income to be recognized under the life insurance policy for the period.

	Year Ended December 31,
(in millions)	2018	2017	2016
Bank-owned life insurance	$56	$54	$54
NOTE 21 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2018	2017	2016
Deposit insurance	$104	$137	$120
Promotional expense	129	105	98
Settlements and operating losses	47	54	62
Other	215	246	241
Other operating expense	$495	$542	$521
NOTE 22 - INCOME TAXES
Citizens uses an asset and liability (balance sheet) approach for financial accounting and reporting of income taxes. This results in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities, as measured by tax laws, and their bases, as reported in the Consolidated Financial Statements.
Citizens also assesses the probability that the positions taken, or expected to be taken, in its income tax returns will be sustained by taxing authorities. A “more likely than not” (more than 50 percent) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained are reflected in the Company’s Consolidated Financial Statements.
Total income tax expense is presented below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Income tax expense	$462	$260	$489
Tax effect of changes in OCI	(96)	(7)	(168)
Total comprehensive income tax expense	$366	$253	$321
Components of income tax expense are presented below:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2018
U.S. federal	$271	$90	$361
State and local	94	7	101
Total	$365	$97	$462
Year Ended December 31, 2017
U.S. federal	$376	($142)	$234
State and local	20	6	26
Total	$396	($136)	$260
Year Ended December 31, 2016
U.S. federal	$292	$159	$451
State and local	44	(6)	38
Total	$336	$153	$489
The effective income tax rate differed from the U.S. federal income tax rate of 21% for the year ended December 31, 2018, and 35% for the years ended December 31, 2017 and 2016, as presented below:

	Year Ended December 31,
	2018		2017		2016
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Federal income tax expense and tax rate	$459	21.0%	$669	35.0%	$537	35.0%
Increase (decrease) resulting from:
Federal rate change	(34)	(1.6)	(331)	(17.3)	—	—
State and local income taxes (net of federal benefit)	89	4.1	46	2.4	38	2.5
Bank-owned life insurance	(12)	(0.5)	(19)	(1.0)	(19)	(1.2)
Tax-exempt interest	(15)	(0.7)	(21)	(1.1)	(19)	(1.3)
Tax advantaged investments (including related credits)	(44)	(2.0)	(51)	(2.7)	(31)	(2.0)
Other tax credits	(8)	(0.4)	(3)	(0.1)	(14)	(0.9)
Adjustments for uncertain tax positions	1	0.1	(23)	(1.2)	—	—
Non-deductible FDIC premiums	21	1.0	—	—	—	—
Other	5	0.2	(7)	(0.4)	(3)	(0.2)
Total income tax expense and tax rate	$462	21.2%	$260	13.6%	$489	31.9%

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Other comprehensive income	$366	$271
Allowance for credit losses	308	310
State net operating loss carryforwards	90	88
Accrued expenses not currently deductible	36	40
Investment and other tax credit carryforwards	74	65
Fair value adjustments	28	27
Total deferred tax assets	902	801
Valuation allowance	(110)	(105)
Deferred tax assets, net of valuation allowance	792	696
Deferred tax liabilities:
Leasing transactions	527	525
Amortization of intangibles	364	352
Depreciation	195	182
Pension and other employee compensation plans	127	110
Partnerships	51	37
Deferred Income	50	27
MSRs	51	34
Total deferred tax liabilities	1,365	1,267
Net deferred tax liability	$573	$571
Deferred tax assets are recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2018, the Company had state tax net operating loss carryforwards of $1.4 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance.
At December 31, 2018, the Company had a valuation allowance of $110 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax assets related to these items. The valuation allowance increased $5 million during the year ended December 31, 2018.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2018, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
Citizens files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2015.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented below:

	December 31,
(in millions)	2018	2017	2016
Balance at the beginning of the year	$5	$42	$62
Gross increase for tax positions related to current year	3	—	—
Gross decrease for tax positions related to prior years	—	(27)	(19)
Gross increase for tax positions related to prior years	—	—	1
Decreases for tax positions as a result of the lapse of the statutes of limitations	—	(1)	(2)
Decreases for tax positions related to settlements with taxing authorities	—	(9)	—
Balance at end of year	$8	$5	$42
Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Included in the total amount of unrecognized tax benefits at December 31, 2018, are potential benefits of $6 million that, if recognized, would impact the effective tax rate.
Citizens classifies interest and penalties related to unrecognized tax benefits as a component of income taxes. There was no interest expense accrued as of December 31, 2018. The Company released $8 million and accrued $8 million of interest expense for the years ended December 31, 2017 and 2016, respectively. Citizens had approximately $2 million, $1 million, and $22 million accrued for the payment of interest at December 31, 2018, 2017, and 2016, respectively. There were no amounts accrued for penalties as of December 31, 2018, 2017, and 2016, and there were no penalties recognized during the years ended December 31, 2018, 2017, and 2016.
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

	Year Ended December 31,
(in millions, except share and per-share data)	2018	2017	2016
Numerator (basic and diluted):
Net income	$1,721	$1,652	$1,045
Less: Preferred stock dividends	29	14	14
Net income available to common stockholders	$1,692	$1,638	$1,031
Denominator:
Weighted-average common shares outstanding - basic	478,822,072	502,157,440	522,093,545
Dilutive common shares: share-based awards	1,608,669	1,527,651	1,837,173
Weighted-average common shares outstanding - diluted	480,430,741	503,685,091	523,930,718
Earnings per common share:
Basic	$3.54	$3.26	$1.97
Diluted	3.52	3.25	1.97
Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. The diluted EPS computation for the year ended December 31, 2018 and 2016 did not have any antidilutive shares. The diluted EPS computation for the year ended December 31, 2017 excluded 533 average share-based awards because their inclusion would have been antidilutive.
NOTE 24 - REGULATORY MATTERS
As a bank holding company, the Company is subject to regulation and supervision by the FRB. As of December 31, 2018, the Company’s primary subsidiaries were CBNA, a national banking association whose primary federal

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulator is the OCC, and CBPA, a Pennsylvania-chartered savings bank regulated by the Department of Banking of the Commonwealth of Pennsylvania and supervised by the FDIC as its primary federal regulator. On January 2, 2019, the Company consolidated its banking subsidiaries via a merger of CBPA into CBNA in order to streamline governance and enterprise risk management, improve CBNA’s risk profile and gain operational efficiencies. CBNA is now the Company’s primary subsidiary and sole banking subsidiary.
Under the U.S. Basel III capital framework, the Company and CBNA must meet specific minimum requirements for the following ratios: common equity tier 1 capital, tier 1 capital, total capital, and tier 1 leverage. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
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

	Actual		Minimum Capital Adequacy
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(5)
As of December 31, 2018
Common equity tier 1 capital (1)	$14,485	10.6	$8,683	6.375%
Tier 1 capital (2)	15,325	11.3	10,726	7.875
Total capital (3)	18,157	13.3	13,450	9.875
Tier 1 leverage (4)	15,325	10.0	6,121	4.000
As of December 31, 2017
Common equity tier 1 capital (1)	$14,309	11.2%	$7,342	5.750%
Tier 1 capital (2)	14,556	11.4	9,258	7.250
Total capital (3)	17,781	13.9	11,812	9.250
Tier 1 leverage (4)	14,556	10.0	5,824	4.000
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
(5) “Minimum Capital ratio” includes capital conservation buffer of 1.875% for 2018 and 1.25% for 2017; N/A to Tier 1 leverage.

Under the FRB’s Capital Plan Rule, the Company may only make capital distributions, including payment of dividends and share repurchases, in accordance with a capital plan that has been reviewed by the FRB with no objection or as otherwise authorized by the FRB.
On April 5, 2018, the Company submitted its 2018 Capital Plan, Capital Policy and annual stress test results to the FRB as part of the 2018 CCAR process. On June 28, 2018, the FRB did not object to the Company’s 2018 Capital Plan including its proposed capital actions for the period beginning July 1, 2018 and ending June 30, 2019. The Company’s 2018 Capital Plan includes quarterly common dividends of $0.27 per share in third and fourth quarter 2018, increasing to $0.32 per share in first and second quarter 2019, and common share repurchases of up to $1.02 billion through the second quarter of 2019. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance and market conditions. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution.
For the year ended December 31, 2018, the Company redeemed $333 million of its 5.158% fixed-to-floating callable subordinated debt due 2023, issued Series B and Series C preferred stock for $296 million and $297 million, respectively and repurchased outstanding common shares for $1.025 billion compared to $820 million for the year ended December 31, 2017.
For the year ended December 31, 2018, the Company declared and paid common dividends of $471 million, declared and paid semi-annual Series A preferred dividends of $14 million, and declared semi-annual Series B and quarterly Series C preferred dividends of $11 million and $4 million, respectively. This compared to $322 million of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common dividends declared and paid and $14 million of semi-annual Series A preferred dividend declared and paid for the year ended December 31, 2017.
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
NOTE 25 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has one or more segment heads who report directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
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
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loans and leases placed in runoff in the third quarter of

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016), and other unallocated assets, liabilities, capital, revenues, provision for credit losses, and expenses including income tax expense. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, the Company allocates goodwill to its Consumer Banking and Commercial Banking reporting units.

	As of and for the Year Ended December 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,064	$1,497	($29)	$4,532
Noninterest income	973	545	78	1,596
Total revenue	4,037	2,042	49	6,128
Noninterest expense	2,723	813	83	3,619
Profit before provision for credit losses	1,314	1,229	(34)	2,509
Provision for credit losses	289	26	11	326
Income (loss) before income tax expense (benefit)	1,025	1,203	(45)	2,183
Income tax expense (benefit)	258	276	(72)	462
Net income	$767	$927	$27	$1,721
Total average assets	$62,444	$52,362	$39,747	$154,553

	As of and for the Year Ended December 31, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173
Noninterest income	905	538	91	1,534
Total revenue	3,556	1,949	202	5,707
Noninterest expense	2,593	772	109	3,474
Profit before provision for credit losses	963	1,177	93	2,233
Provision for credit losses	265	19	37	321
Income before income tax expense (benefit)	698	1,158	56	1,912
Income tax expense (benefit)	246	384	(370)	260
Net income	$452	$774	$426	$1,652
Total average assets	$59,714	$49,747	$40,492	$149,953

	As of and for the Year Ended December 31, 2016
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,443	$1,288	$27	$3,758
Noninterest income	883	466	148	1,497
Total revenue	3,326	1,754	175	5,255
Noninterest expense	2,547	741	64	3,352
Profit before provision for credit losses	779	1,013	111	1,903
Provision for credit losses	243	47	79	369
Income before income tax expense (benefit)	536	966	32	1,534
Income tax expense (benefit)	191	335	(37)	489
Net income	$345	$631	$69	$1,045
Total average assets	$56,388	$47,159	$39,636	$143,183

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management accounting practices utilized by the Company as the basis of presentation for segment results include the following:
FTP adjustments
Citizens utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits (or charges) the segments with the economic value of the funds created (or used) by the segments. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other. Citizens periodically evaluates and refines its methodologies used to measure financial performance of its business operating segments. In the first quarter of 2018, Citizens enhanced its assumptions for the liquidity and deposit component within its FTP methodology. The enhancement largely provides increased credit for the stability of deposit composition, and an increased charge for unused commitments under lending arrangements. Prior periods have not been adjusted for this change.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2018	2017	2016
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$1,650	$1,055	$555
Interest	46	43	53
Management and service fees	22	31	26
Income from nonbank subsidiaries and excluding equity in undistributed earnings:
Dividends from nonbank subsidiaries	5	4	—
Interest	2	1	—
Equity securities gains	—	1	3
All other operating income	1	1	7
Total operating income	1,726	1,136	644
OPERATING EXPENSE:
Salaries and employee benefits	25	40	37
Interest expense	89	97	99
All other expenses	23	22	15
Total operating expense	137	159	151
Income before taxes and undistributed income	1,589	977	493
Income taxes	(13)	(10)	(26)
Income before undistributed earnings of subsidiaries	1,602	987	519
Equity in undistributed earnings of subsidiaries:
Bank	109	655	522
Nonbank	10	10	4
Net income	$1,721	$1,652	$1,045
Other comprehensive income (loss), net of income taxes:
Net pension plan activity arising during the period	$5	($1)	($2)
Net unrealized derivative instrument gains (losses) arising during the period	2	1	(8)
Other comprehensive income (loss) activity of the Parent Company, net of income taxes	7	—	(10)
Other comprehensive loss activity of Bank subsidiaries, net of income taxes	(283)	(7)	(271)
Total other comprehensive loss, net of income taxes	(276)	(7)	(281)
Total comprehensive income	$1,445	$1,645	$764
In accordance with federal and state banking regulations, dividends paid by the Company’s banking subsidiaries to the Company are generally limited to the retained earnings of the respective banking subsidiaries unless specifically approved by the appropriate bank regulator. Citizens declared and paid total common stock dividends of $471 million, $322 million and $241 million for the years ended December 31, 2018, 2017 and 2016, respectively. Citizens also declared and paid preferred stock dividends of $14 million for the years ended December 31, 2018, 2017 and 2016.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets

(in millions)	December 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$961	$563
Loans and advances to:
Bank subsidiaries	1,158	1,160
Nonbank subsidiaries	70	70
Investments in subsidiaries:
Bank subsidiaries	20,590	20,765
Nonbank subsidiaries	83	73
Other assets	117	125
TOTAL ASSETS	$22,979	$22,756
LIABILITIES:
Long-term borrowed funds due to:
Unaffiliated companies	$1,987	$2,320
Other liabilities	175	166
TOTAL LIABILITIES	2,162	2,486
TOTAL STOCKHOLDERS’ EQUITY	20,817	20,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,979	$22,756

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,721	$1,652	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17	(11)	5
Gain on sales of assets	—	(1)	(3)
Equity in undistributed earnings of subsidiaries	(120)	(665)	(526)
Increase (decrease) in other liabilities	11	99	(19)
(Increase) decrease in other assets	(7)	5	35
Other operating, net	40	(1)	(4)
Total adjustments	(59)	(574)	(512)
Net cash provided by operating activities	1,662	1,078	533
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	—	(230)	(40)
Repayment of investments in and advances to subsidiaries	—	167	588
Other investing, net	(1)	(1)	(2)
Net cash (used) provided by investing activities	(1)	(64)	546
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	—	—	349
Repayments of long-term borrowed funds	(333)	—	(625)
Proceeds from issuance of common stock	—	34	22
Treasury stock purchased	(1,025)	(820)	(430)
Net proceeds from issuance of preferred stock	593	—	—
Dividends declared and paid to common stockholders	(471)	(322)	(241)
Dividends declared and paid to preferred stockholders	(14)	(14)	(14)
Other financing, net	(13)	—	—
Net cash used by financing activities	(1,263)	(1,122)	(939)
Increase (decrease) in cash and due from banks	398	(108)	140
Cash and due from banks at beginning of year	563	671	531
Cash and due from banks at end of year	$961	$563	$671

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
ITEM 9B. OTHER INFORMATION
None.

CITIZENS FINANCIAL GROUP, INC.

PART III

We refer in Part III of this Report to relevant sections of our 2019 Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2018 fiscal year. Portions of our 2019 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance”— “Election of Directors” and “Board Governance and Oversight,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Compensation Risk Assessment,” and “CEO Pay Ratio” of our 2019 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is presented under the captions “Compensation Matters” — “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” of our 2019 Proxy Statement, which is incorporated by reference into this item. Additional information relating to compensation plans under which our equity securities are authorized for issuance is presented in Note 17 “Share-Based Compensation” to our Consolidated Financial Statements in Part II, Item 8 — Financial Statements and Supplementary Data, included in this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2019 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2019 Proxy Statement, which is incorporated by reference into this item.

CITIZENS FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc., included in this Report:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;

•	Consolidated Balance Sheets as of December 31, 2018 and 2017;

•	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Part II, Item 8 — Financial Statements and Supplementary Data, included in this Report, or are either inapplicable or not required.

(a)(3) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form 8-A, filed January 29, 2019)

3.5 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

4.4 Form of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

CITIZENS FINANCIAL GROUP, INC.

4.5 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form 8-A, filed January 29, 2019)

4.6 Deposit Agreement dated January 29, 2019, between the Corporation, Computershare Inc., Computershare Trust Company, N.A., and the holders from time to time of the Depositary Receipts representing interests in the Series D preferred stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 29, 2019)

4.7 Form of Depository Receipt (incorporated herein by reference as Exhibit A to Exhibit 4.2 of the Current Report on Form 8-K, filed January 29, 2019)

4.8 Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.3 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.4 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2017 Award (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2018 Award (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement†*

10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.9 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Unit Award Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.10 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.11 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2017 Awards (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, Filed February 24, 2017)†

CITIZENS FINANCIAL GROUP, INC.

10.12 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Form of Performance Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.13 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2018 Awards (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.14 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement†*

10.15 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.16 Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.17 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.18 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy original adopted as of September 29, 2014 and amended on June 25, 2015 (incorporated herein by reference to Exhibit 10.14 of Registration Statement on Form S-1, filed July 21, 2015)†

10.19 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended June 22, 2017, to be effective as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2017)†

10.20 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, Amended and Effective as of April 26, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 9, 2018)†

10.21 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.22 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.23 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.24 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-Q, Filed August 3, 2017)†

10.25 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.26 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.27 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

CITIZENS FINANCIAL GROUP, INC.

10.28 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.29 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2015 Awards (incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.30 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.31 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2017 and 2018 Awards (incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.32 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement†*

10.33 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.34 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.35 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form S-1, filed May 9, 2016)†

10.36 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.37 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.38 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.39 Offer Letter, dated May 23, 2008, as amended on August 6, 2014, between the Registrant and Brad Conner and subsequent addendums dated August 6, 2014 and August 2, 2017 (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.40 Executive Employment Agreement, dated July 1, 2014, between the Registrant and Stephen Gannon and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.41 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017†*

10.42 Executive Employment Agreement, dated June 18, 2018, between the Registrant and C. Jack Read (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2018)†

10.43 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

CITIZENS FINANCIAL GROUP, INC.

10.44 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

21.1 Subsidiaries of Registrant*

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
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2019.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CITIZENS FINANCIAL GROUP, INC.

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Stephen T. Gannon, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2018 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 21, 2019
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chairman and Chief Financial Officer	February 21, 2019
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 21, 2019
(Principal Accounting Officer)

/s/ Mark Casady
Mark Casady	Director	February 21, 2019

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 21, 2019

/s/ Anthony Di Iorio
Anthony Di Iorio	Director	February 21, 2019

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 21, 2019

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 21, 2019

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 21, 2019

Edward J. Kelly III	Director

/s/ Charles J. Koch
Charles J. Koch	Director	February 21, 2019

Terrance J. Lillis	Director

/s/ Arthur F. Ryan
Arthur F. Ryan	Director	February 21, 2019

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 21, 2019

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 21, 2019

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 21, 2019