Form 10-Q
period 2019-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2019-05-08
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [✓] No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.350% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	CFG PrD	New York Stock Exchange
There were 458,355,574 shares of Registrant’s common stock ($0.01 par value) outstanding on May 1, 2019.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following listing provides a comprehensive reference of common acronyms and terms we regularly use in our financial reporting:

ACL	Allowance for Credit Losses
Acquisitions	Refers to acquisitions after second quarter 2018, including Franklin American Mortgage Company, Clarfeld Financial Advisors, LLC and Bowstring Advisors LLC
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
CMO	Collateralized Mortgage Obligation
DFAST	Dodd-Frank Act Stress Test
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
FAMC	Franklin American Mortgage Company
FAMC acquisition	The August 1, 2018 acquisition of Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities

CITIZENS FINANCIAL GROUP, INC.

Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	Small Business Administration
SBO	Serviced by Others portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
Tier 1 capital ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach

Tier 1 leverage ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach

Total capital ratio
Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach

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
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $161.3 billion in assets as of March 31, 2019. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 2,900 ATMs and approximately 1,100 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	Common equity tier 1 capital ratio, which represents CET1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

This document contains non-GAAP financial measures denoted as “Underlying” results. “Underlying” results for any given reporting period exclude certain items that may occur in that period which Management does not consider indicative of the Company’s on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by our Management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our “Underlying” results in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and accordingly, are useful to consider in addition to our GAAP financial results.
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
Non-GAAP measures are denoted throughout the MD&A by the use of the term “Underlying” and/or are followed by an asterisk (*). For additional information regarding our non-GAAP financial measures and reconciliations, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” included in this Report.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL PERFORMANCE
First Quarter 2019 compared with First Quarter 2018 - Key Highlights
First quarter 2019 net income of $439 million increased 13% from $388 million in first quarter 2018, with earnings per diluted common share of $0.92, up 18% from $0.78 per diluted common share in first quarter 2018. First quarter 2019 ROTCE of 13.0% improved from 11.7% in first quarter 2018.
There were $4 million after-tax, or $0.01 per diluted common share, of notable items recorded in first quarter 2019 tied to integration costs associated with Acquisitions. There were no notable items recorded in first quarter 2018.

	Three Months Ended March 31,
	2019			2018
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$937	$127	$439	$883	$113	$388
Less notable items:
Total integration costs	5	(1)	(4)	—	—	—
Underlying results* (non-GAAP)	$932	$128	$443	$883	$113	$388
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

•
Net income available to common stockholders of $424 million increased $43 million, or 11%, compared to $381 million in first quarter 2018, driven by 9% revenue growth, with 6% growth in net interest income and 15% growth in noninterest income.

◦	On an Underlying basis,* net income available to common stockholders increased $47 million, or 12%, to $428 million from first quarter 2018.

•	Total revenue of $1.6 billion increased $126 million, or 9%, from first quarter 2018, driven by strength in net interest income and noninterest income.

◦	Net interest income of $1.2 billion increased $69 million, or 6%, compared to $1.1 billion in first quarter 2018, driven by improvement in net interest margin and 6% average loan growth.

◦
Net interest margin of 3.23% increased by four basis points, compared to 3.19% in first quarter 2018, reflecting the benefit of higher short-term interest rates and continued mix shift towards higher-yielding assets, partially offset by an increase in funding costs and the impact of lower long-term rates on securities premium amortization.

–	Net interest margin on a fully taxable-equivalent basis of 3.25% increased by four basis points, compared to 3.21% in first quarter 2018.

–
Average loans and leases of $117.6 billion increased $6.5 billion, or 6%, from $111.1 billion in first quarter 2018, reflecting a $5.1 billion increase in commercial loans and leases and a $1.5 billion increase in retail loans.

–	Average deposits of $120.4 billion increased $7.0 billion, or 6%, from $113.4 billion in first quarter 2018, reflecting strength in term, savings and checking with interest.

◦
Noninterest income of $428 million increased $57 million, or 15%, from first quarter 2018, driven by increased capital markets and foreign exchange and interest rate products revenues, reflecting the benefit of investments to broaden and enhance our capabilities. Results also reflected increased mortgage banking, trust and investment services fees, and letter of credit and loan fees. Higher other income reflected asset dispositions tied to balance sheet optimization and efficiency initiatives.

•
Noninterest expense of $937 million increased $54 million, or 6%, compared to $883 million in first quarter 2018, reflecting increased salaries and employee benefits, which included the impact of annual merit increases, revenue driven incentives and strategic growth initiatives. First quarter 2019 results also included an increase in equipment and software expense reflecting the impact of growth initiatives. These increases were partially offset by lower other operating expense, largely tied to a reduction in FDIC insurance premiums.

◦	On an Underlying basis,* noninterest expense increased $49 million, or 6%, from first quarter 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Continued focus on top-line growth and expense management helped deliver positive operating leverage of 2.6% from first quarter 2018, and a 143 basis point improvement in the efficiency ratio to 59.0%.

◦
On an Underlying basis,* operating leverage was 3.2% (which included a 179 basis point reduction related to Acquisitions) and the efficiency ratio improved 176 basis points to 58.7% from first quarter 2018.

•	ROTCE of 13.0% improved 129 basis points from 11.7% in first quarter 2018.

◦	On an Underlying basis,* ROTCE improved 141 basis points in first quarter 2019 to 13.1%.

•	Tangible book value per common share improved to $29.60, up 9%, from first quarter 2018. Fully diluted average common shares outstanding decreased 5%, or 26.7 million shares over the same period.

•
Provision for credit losses of $85 million increased $7 million, or 9%, from $78 million in first quarter 2018, reflecting expected increases in commercial from a net recovery position in first quarter 2018, expected seasoning in retail unsecured and the impact of loan growth.

•	Net charge-offs of $89 million increased $19 million, or 27%, from $70 million in first quarter 2018. The ALLL of $1.2 billion remained stable compared to December 31, 2018.

◦	ALLL to loans and leases ratio of 1.06% as of March 31, 2019 compared with 1.06% as of December 31, 2018.

◦	ALLL to nonperforming loans and leases ratio of 160% as of March 31, 2019, compared with 156% as of December 31, 2018.

•
The effective income tax rate decreased to 22.4% from 22.5% in first quarter 2018, primarily driven by a reduction in non-deductible FDIC premiums, partially offset by a reduction in excess tax benefits for equity-based compensation.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three months ended March 31, 2019 and 2018 and the summary Consolidated Balance Sheet data as of March 31, 2019 and December 31, 2018 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this Report. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2019	2018
OPERATING DATA:
Net interest income	$1,160	$1,091
Noninterest income	428	371
Total revenue	1,588	1,462
Provision for credit losses	85	78
Noninterest expense	937	883
Income before income tax expense	566	501
Income tax expense	127	113
Net income	$439	$388
Net income available to common stockholders	$424	$381
Net income per common share - basic	$0.92	$0.78
Net income per common share - diluted	$0.92	$0.78
OTHER OPERATING DATA(1):
Return on average common equity	8.62%	7.83%
Return on average tangible common equity	13.00	11.71
Return on average total assets	1.11	1.04
Return on average total tangible assets	1.16	1.08
Efficiency ratio	59.00	60.43
Operating leverage(2)	2.57	2.14
Net interest margin(3)	3.23	3.19
Effective income tax rate	22.42	22.52
(1) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.
(2) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(3) In the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior periods have been adjusted to conform with the current period presentation.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	March 31, 2019	December 31, 2018
BALANCE SHEET DATA:
Total assets	$161,342	$160,518
Loans held for sale, at fair value	1,186	1,219
Other loans held for sale	66	101
Loans and leases	117,615	116,660
Allowance for loan and lease losses	(1,245)	(1,242)
Total securities	25,651	25,075
Goodwill	7,040	6,923
Total liabilities	139,811	139,701
Total deposits	123,916	119,575
Federal funds purchased and securities sold under agreements to repurchase	668	1,156
Other short-term borrowed funds(1)	11	161
Long-term borrowed funds(1)	11,725	15,925
Total stockholders’ equity	21,531	20,817
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of loans and leases	1.06%	1.06%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	159.68	155.99
Nonperforming loans and leases as a percentage of loans and leases	0.66	0.68
Capital Ratios:
CET1 capital ratio(2)	10.5%	10.6%
Tier 1 capital ratio	11.3	11.3
Total capital ratio	13.4	13.3
Tier 1 leverage ratio	10.0	10.0
(1) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
(2) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Income
The following table presents the significant components of our net income:

	Three Months Ended March 31,
(dollars in millions)	2019	2018	Change		Percent
Net interest income	$1,160	$1,091	$69		6%
Noninterest income	428	371	57		15
Total revenue	1,588	1,462	126		9
Provision for credit losses	85	78	7		9
Noninterest expense	937	883	54		6
Income before income tax expense	566	501	65		13
Income tax expense	127	113	14		12
Net income	$439	$388	$51		13
Net income available to common stockholders	$424	$381	$43		11%
Return on average common equity	8.62%	7.83%	79	bps
Return on average tangible common equity(1)	13.00%	11.71%	129	bps
(1) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” included in this Report and “—Risk Governance” as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended March 31,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets:
Interest-bearing cash and due from banks and deposits in banks	$1,497	$8	2.19%	$1,442	$6	1.61%	$55	58 bps
Taxable investment securities	25,136	166	2.64	25,433	168	2.64	(297)	—
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,141	166	2.64	25,439	168	2.64	(298)	—
Commercial	41,562	460	4.43	37,960	357	3.77	3,602	66
Commercial real estate	13,272	165	4.98	11,549	119	4.11	1,723	87
Leases	2,873	21	2.85	3,114	20	2.61	(241)	24
Total commercial loans and leases	57,707	646	4.48	52,623	496	3.77	5,084	71
Residential mortgages	19,094	175	3.67	17,162	153	3.56	1,932	11
Home equity loans	1,039	16	6.05	1,342	19	5.76	(303)	29
Home equity lines of credit	12,552	159	5.13	13,353	138	4.20	(801)	93
Home equity loans serviced by others	385	7	7.75	520	9	7.31	(135)	44
Home equity lines of credit serviced by others	99	1	4.97	142	1	3.98	(43)	99
Automobile	12,070	120	4.04	13,015	112	3.47	(945)	57
Education	9,069	134	5.99	8,283	114	5.58	786	41
Credit cards	1,998	53	10.76	1,828	48	10.70	170	6
Other retail	3,636	70	7.83	2,847	56	7.97	789	(14)
Total retail loans	59,942	735	4.96	58,492	650	4.49	1,450	47
Total loans and leases	117,649	1,381	4.72	111,115	1,146	4.15	6,534	57
Loans held for sale, at fair value	1,035	11	4.35	420	4	3.84	615	51
Other loans held for sale	191	4	7.03	255	4	6.21	(64)	82
Interest-earning assets	145,513	1,570	4.34	138,671	1,328	3.85	6,842	49
Allowance for loan and lease losses	(1,243)			(1,236)			(7)
Goodwill	7,018			6,887			131
Other noninterest-earning assets	9,127			7,201			1,926
Total assets	$160,415			$151,523			$8,892
Liabilities and Stockholders’ Equity:
Checking with interest	$22,987	$52	0.91%	$21,665	$26	0.48%	$1,322	43 bps
Money market accounts	35,209	110	1.26	37,084	65	0.71	(1,875)	55
Regular savings	12,626	17	0.56	9,627	1	0.05	2,999	51
Term deposits	21,127	108	2.08	16,503	53	1.30	4,624	78
Total interest-bearing deposits	91,949	287	1.27	84,879	145	0.69	7,070	58
Federal funds purchased and securities sold under agreements to repurchase (1)	640	2	1.24	645	1	0.68	(5)	56
Other short-term borrowed funds (2)	58	—	2.75	588	2	1.67	(530)	108
Long-term borrowed funds (2)	14,736	121	3.27	14,442	89	2.46	294	81
Total borrowed funds	15,434	123	3.18	15,675	92	2.36	(241)	82
Total interest-bearing liabilities	107,383	410	1.54	100,554	237	0.95	6,829	59
Demand deposits	28,465			28,544			(79)
Other liabilities	3,584			2,446			1,138
Total liabilities	139,432			131,544			7,888
Stockholders’ equity	20,983			19,979			1,004
Total liabilities and stockholders’ equity	$160,415			$151,523			$8,892
Interest rate spread			2.80%			2.90%		(10)
Net interest income and net interest margin(3)		$1,160	3.23%		$1,091	3.19%		4 bps
Net interest income and net interest margin, FTE(4)		$1,166	3.25%		$1,096	3.21%		4 bps
Memo: Total deposits (interest-bearing and demand)	$120,414	$287	0.97%	$113,423	$145	0.52%	$6,991	45 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs. See “—Analysis of Financial Condition — Derivatives” for further information.
(2) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
(3) In the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior periods have been adjusted to conform with the current period presentation.
(4) Net interest income and net interest margin is presented on a fully taxable-equivalent ("FTE") basis using the federal statutory tax rate of 21%. In the fully taxable-equivalent presentation of net interest income and net interest margin, interest income on tax-exempt assets is increased to make it fully equivalent to interest income earned on taxable assets. The FTE impact is predominantly attributable to commercial loans for the periods presented.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest margin of 3.23% increased four basis points compared to 3.19% in first quarter 2018, driven by higher interest-earning asset yields given higher interest rates and continued mix shift toward more attractive risk-adjusted return portfolios. These results were partially offset by higher funding costs and the impact of lower long-term rates on securities premium amortization. Net interest margin on an FTE basis of 3.25% also increased four basis points compared to 3.21% in first quarter 2018. Average interest-earning asset yields of 4.34% increased 49 basis points from 3.85% in first quarter 2018, while average interest-bearing liability costs of 1.54% increased 59 basis points from 0.95% in first quarter 2018.
Average interest-earning assets of $145.5 billion increased $6.8 billion, or 5%, from first quarter 2018, driven by a $5.1 billion increase in average commercial loans and leases and a $1.5 billion increase in average retail loans, partially offset by a $243 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education, credit cards and other retail.
Average deposits of $120.4 billion increased $7.0 billion from first quarter 2018, reflecting growth in term deposits, checking with interest, and savings. Total interest-bearing deposit costs of $287 million increased $142 million, or 98%, from $145 million in first quarter 2018, primarily due to rising rates.
Average total borrowed funds of $15.4 billion decreased $241 million from first quarter 2018, reflecting a decrease in other short-term borrowed funds and a decrease in federal funds purchased and repurchase agreements, partially offset by an increase in long-term borrowed funds, primarily senior debt. Total borrowed funds costs of $123 million increased $31 million from first quarter 2018. The total borrowed funds cost of 3.18% increased 82 basis points from 2.36% in first quarter 2018 due to an increase in long-term rates and a mix shift to long-term senior debt.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended March 31,
(in millions)	2019	2018	Change	Percent
Service charges and fees	$123	$124	($1)	(1%)
Card fees	59	61	(2)	(3)
Capital markets fees	54	39	15	38
Trust and investment services fees	47	40	7	18
Mortgage banking fees	43	25	18	72
Letter of credit and loan fees	33	30	3	10
Foreign exchange and interest rate products	36	27	9	33
Securities gains, net	8	8	—	—
Other income (1)	25	17	8	47
Noninterest income	$428	$371	$57	15%
(1) Includes net impairment losses recognized in earnings on available for sale debt securities, bank-owned life insurance income and other income.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income increased $57 million from first quarter 2018 driven by increased capital markets and foreign exchange and interest rate products revenues, reflecting the benefit of investments to broaden and enhance our capabilities. Results also reflected increased mortgage banking, trust and investment services fees, and letter of credit and loan fees. Higher other income reflected asset dispositions tied to balance sheet optimization and efficiency initiatives.
Provision for Credit Losses
The provision for credit losses of $85 million increased $7 million compared to $78 million in first quarter 2018, reflecting moderately higher losses. First quarter 2019 results reflected a $4 million ACL release, compared to an $8 million ACL build in first quarter 2018. Net charge-offs for first quarter 2019 of $89 million were $19 million higher than first quarter 2018 due to an increase in commercial losses, which reflected the impact of a commercial real estate credit and a reduction in commercial recoveries.
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ACL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended March 31,
(in millions)	2019	2018	Change	Percent
Salaries and employee benefits	$509	$470	$39	8%
Equipment and software expense(1)	125	113	12	11
Outside services	110	99	11	11
Occupancy	83	81	2	2
Other operating expense	110	120	(10)	(8)
Noninterest expense	$937	$883	$54	6%
(1) In the first quarter of 2019, we combined our presentation of equipment expense and amortization of software into equipment and software expense. Prior periods have been adjusted to conform with the current period presentation.

Noninterest expense increased $54 million from first quarter 2018, driven by an increase in salaries and employee benefits, which included the impact of annual merit increases, revenue driven incentives and strategic growth initiatives. First quarter 2019 results included an increase in equipment and software expense, which also reflected the impact of growth initiatives. These increases were partially offset by lower other operating expense, largely tied to a reduction in FDIC insurance premiums. Underlying noninterest expense* increased $49 million, or 6%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Tax Expense
Income tax expense was $127 million and $113 million in first quarter 2019 and 2018, respectively. Our effective income tax rates in first quarter 2019 and 2018 were 22.4% and 22.5%, respectively. The decrease in the effective income tax rate was driven by a reduction in non-deductible FDIC insurance premiums, partially offset by a reduction in excess tax benefits for equity-based compensation.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended March 31, 2019
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$788	$372	$—	$1,160
Noninterest income	247	150	31	428
Total revenue	1,035	522	31	1,588
Noninterest expense	700	209	28	937
Profit before provision for credit losses	335	313	3	651
Provision for credit losses	67	21	(3)	85
Income before income tax expense (benefit)	268	292	6	566
Income tax expense (benefit)	66	65	(4)	127
Net income	$202	$227	$10	$439
Loans and leases (period-end)(1)	$62,339	$54,267	$2,261	$118,867
Average Balances:
Total assets	$65,007	$55,630	$39,778	$160,415
Total loans and leases(1)	62,163	54,436	2,276	118,875
Deposits	82,569	29,823	8,022	120,414
Interest-earning assets	62,216	54,724	28,573	145,513
Key Performance Metrics:
Net interest margin(2)(3)	5.14%	2.76%	NM	3.23%
Efficiency ratio	67.62	40.11	NM	59.00
Loans-to-deposits ratio (average balances)	74.27	181.23	NM	97.70
Return on average total tangible assets(2)	1.26	1.66	NM	1.16
(1) Includes LHFS.
(2) Ratios for the period ended March 31, 2019 are presented on an annualized basis.
(3) In the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior period have been adjusted to conform with the current period presentation.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended March 31, 2018
(dollars in millions)	Consumer Banking		Commercial Banking	Other(5)	Consolidated
Net interest income	$733		$357	$1	$1,091
Noninterest income	222		125	24	371
Total revenue	955		482	25	1,462
Noninterest expense	656		208	19	883
Profit before provision for credit losses	299		274	6	579
Provision for credit losses	72		(4)	10	78
Income (loss) before income tax expense (benefit)	227		278	(4)	501
Income tax expense (benefit)	57		63	(7)	113
Net income	$170		$215	$3	$388
Loans and leases (period-end)(1)	$59,795		$49,868	$2,562	$112,225
Average Balances:
Total assets	$61,348		$50,393	$39,782	$151,523
Total loans and leases(1)	59,942	—	49,285	2,563	111,790
Deposits	75,416		30,766	7,241	113,423
Interest-earning assets	59,994		49,479	29,198	138,671
Key Performance Metrics
Net interest margin(2)(3)	4.96%		2.93%	NM	3.19%
Efficiency ratio	68.72		43.07	NM	60.43
Loans-to-deposits ratio (average balances)(4)	79.14		158.84	NM	97.96
Return on average total tangible assets(2)	1.12		1.73	NM	1.08
(1) Includes LHFS.
(2) Ratios for the period ended March 31, 2018 are presented on an annualized basis.
(3) In the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior period have been adjusted to conform with the current period presentation.
(4) We revised our method of calculating the loans-to-deposits ratio in the third quarter of 2018 to exclude LHFS. Prior periods have been adjusted to conform with the current period presentation.
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

We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.” In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2019	2018	Change		Percent
Net interest income	$788	$733	$55		8%
Noninterest income	247	222	25		11
Total revenue	1,035	955	80		8
Noninterest expense	700	656	44		7
Profit before provision for credit losses	335	299	36		12
Provision for credit losses	67	72	(5)		(7)
Income before income tax expense	268	227	41		18
Income tax expense	66	57	9		16
Net income	$202	$170	$32		19
Loans (period-end)(1)	$62,339	$59,795	$2,544		4%
Average Balances:
Total assets	$65,007	$61,348	$3,659		6%
Total loans and leases(1)	62,163	59,942	2,221		4
Deposits	82,569	75,416	7,153		9
Interest-earning assets	62,216	59,994	2,222		4
Key Performance Metrics:
Net interest margin(2)	5.14%	4.96%	18	bps
Efficiency ratio	67.62	68.72	(110	) bps
Loans-to-deposits ratio (average balances)(3)	74.27	79.14	(487	) bps
Return on average total tangible assets(2)	1.26	1.12	14	bps
(1)  Includes LHFS.
(2) Ratios for the periods ended March 31, 2019 and 2018 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter of 2018 to exclude LHFS. Prior periods have been adjusted to conform with the current period presentation.

Consumer Banking net interest income of $788 million increased $55 million, or 8%, from first quarter 2018, driven by the benefit of a $2.2 billion increase in average loans led by residential mortgage, student and unsecured retail with higher loan yields that included the benefit of higher rates and continued mix shift towards higher yielding assets, partially offset by an increase in deposit costs. Noninterest income increased $25 million from first quarter 2018, driven by higher mortgage banking fees related to FAMC, and higher trust and investment fees related to our acquisition of Clarfeld. Noninterest expense of $700 million increased $44 million, or 7%, from first quarter 2018, reflecting higher salaries and benefits, outside services and equipment costs. Provision for credit losses of $67 million decreased $5 million, or 7%, reflecting lower charge-offs net of recoveries.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended March 31,
(dollars in millions)	2019	2018	Change		Percent
Net interest income	$372	$357	$15		4%
Noninterest income	150	125	25		20
Total revenue	522	482	40		8
Noninterest expense	209	208	1		0
Profit before provision for credit losses	313	274	39		14
Provision for credit losses	21	(4)	25		NM
Income before income tax expense	292	278	14		5
Income tax expense	65	63	2		3
Net income	$227	$215	$12		6
Loans and leases (period-end)(1)	$54,267	$49,868	$4,399		9%
Average Balances:
Total assets	$55,630	$50,393	$5,237		10%
Total loans and leases(1)	54,436	49,285	5,151		10
Deposits	29,823	30,766	(943)		(3)
Interest-earning assets	54,724	49,479	5,245		11
Key Performance Metrics:
Net interest margin(2)	2.76%	2.93%	(17	) bps
Efficiency ratio	40.11	43.07	(296	) bps
Loans-to-deposits ratio (average balances)(3)	181.23	158.84	2,239	bps
Return on average total tangible assets(2)	1.66	1.73	(7	) bps
(1)  Includes LHFS.
(2) Ratios for the periods ended March 31, 2019 and 2018 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter of 2018 to exclude LHFS. Prior periods have been adjusted to conform with the current period presentation.

Commercial Banking net interest income of $372 million increased $15 million, or 4%, from $357 million in first quarter 2018, reflecting a $5.2 billion increase in average loans and leases. Noninterest income of $150 million increased $25 million, or 20%, from $125 million in first quarter 2018, reflecting higher foreign exchange and interest rate products fees and capital markets fees. Noninterest expense of $209 million increased $1 million, from $208 million in first quarter 2018, driven by higher salaries and employee benefits expense. Provision for credit losses of $21 million increased $25 million from first quarter 2018, driven by higher net charge-offs in 2019, which reflected the impact of a commercial real estate credit and a reduction in recoveries.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended March 31,
(in millions)	2019	2018	Change	Percent
Net interest income	$—	$1	($1)	(100%)
Noninterest income	31	24	7	29
Total revenue	31	25	6	24
Noninterest expense	28	19	9	47
Profit before provision for credit losses	3	6	(3)	(50)
Provision for credit losses	(3)	10	(13)	NM
Income (loss) before income tax benefit	6	(4)	10	NM
Income tax benefit	(4)	(7)	3	43
Net income	$10	$3	$7	233
Loans and leases (period-end)(1)	$2,261	$2,562	($301)	(12%)
Average Balances:
Total assets	$39,778	$39,782	($4)	0%
Total loans and leases(1)	2,276	2,563	(287)	(11)
Deposits	8,022	7,241	781	11
Interest-earning assets	28,573	29,198	(625)	(2)
(1) Includes LHFS.

Other net interest income decreased $1 million due to higher funding costs, declining benefit of swaps, and non-core portfolio runoff, largely offset by residual FTP. Results also reflected an ACL release of $4 million in first quarter 2019, compared to an ACL build of $8 million in first quarter 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns. The following table presents our securities AFS and HTM:

	March 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
U.S. Treasury and other	$72	$72	$24	$24	$48	200%
State and political subdivisions	5	5	5	5	—	—
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,768	20,497	20,211	19,634	863	4
Other/non-agency	916	930	236	232	698	301
Total mortgage-backed securities	21,684	21,427	20,447	19,866	1,561	8
Total debt securities available for sale, at fair value	$21,761	$21,504	$20,476	$19,895	$1,609	8%
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,345	$3,267	$3,425	$3,293	($26)	(1%)
Other/non-agency	—	—	740	748	(748)	(100)
Total mortgage-backed securities	3,345	3,267	4,165	4,041	(774)	(19)
Total debt securities held to maturity	$3,345	$3,267	$4,165	$4,041	($774)	(19)%
Total debt securities available for sale and held to maturity	$25,106	$24,771	$24,641	$23,936	$835	3%
Equity securities, at fair value	$198	$198	$181	$181	$17	9%
Equity securities, at cost	604	604	834	834	(230)	(28)
Total equity securities	$802	$802	$1,015	$1,015	($213)	(21%)

The fair value of the AFS debt portfolio of $21.5 billion at March 31, 2019 increased $1.6 billion from $19.9 billion at December 31, 2018. The decrease in net unrealized losses on mortgage-backed securities of $324 million was due to lower interest rates, net portfolio additions, and securities transferred from HTM to AFS upon the adoption of ASU 2017–12, Targeted Improvements to Accounting for Hedging Activities. The decline in the fair value of the HTM debt portfolio of $774 million was primarily attributable to securities transferred from HTM to AFS upon the adoption of ASU 2017–12. For further detail see Note 1 "Basis of Presentation" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.

As of March 31, 2019, the portfolio’s average effective duration was 3.8 years compared with 4.4 years as of December 31, 2018, as lower long-term rates drove an increase in securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 96% of the fair value of the debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in Part I — Business, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans and Leases
Our loans and leases are disclosed in portfolio segments and classes. Our loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity loans, home equity lines of credit, home equity loans serviced by others, home equity lines of credit serviced by others, automobile, education, credit cards and other retail. Our SBO portfolio consists of purchased home equity loans and lines that were originally serviced by others, which we service a portion of internally. The following table shows the composition of loans and leases, including non-core loans.

(in millions)	March 31, 2019	December 31, 2018	Change	Percent
Commercial(1)	$41,497	$40,857	$640	2%
Commercial real estate	13,372	13,023	349	3
Leases	2,820	2,903	(83)	(3)
Total commercial loans and leases	57,689	56,783	906	2
Residential mortgages	19,174	18,978	196	1
Home equity loans	1,006	1,073	(67)	(6)
Home equity lines of credit	12,394	12,710	(316)	(2)
Home equity loans serviced by others	375	399	(24)	(6)
Home equity lines of credit serviced by others	95	104	(9)	(9)
Automobile	11,992	12,106	(114)	(1)
Education	9,274	8,900	374	4
Credit cards	1,982	1,991	(9)	—
Other retail	3,634	3,616	18	—
Total retail loans(2)	59,926	59,877	49	—
Total loans and leases(3)	$117,615	$116,660	$955	1%
(1) SBA loans serviced for others by our subsidiaries are not included above and amounted to $17 million representing the government guaranteed portion of SBA loans sold to outside investors as of March 31, 2019. There were no SBA loans serviced for others as of December 31, 2018.
(2) Mortgage loans serviced for others by our subsidiaries are not included above and amounted to $70.8 billion and $69.6 billion at March 31, 2019 and December 31, 2018, respectively.
(3) Excluded from the table above are LHFS totaling $1.3 billion as of March 31, 2019 and December 31, 2018.
Total commercial loans and leases of $57.7 billion increased $906 million from $56.8 billion as of December 31, 2018, reflecting commercial loan and commercial real estate loan growth, offset by a decrease in leases. Total retail loans of $59.9 billion were stable with December 31, 2018 , reflecting increases in education, residential mortgages and other retail loans, offset by decreases in home equity lines of credit, automobile loans, home equity loans, home equity loans serviced by others, home equity lines of credit serviced by others and credit cards.
Allowance for Credit Losses and Nonperforming Assets
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 4 "Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
The ACL totaled $1.3 billion at March 31, 2019 and December 31, 2018. The ALLL represented 1.06% of loans and leases and 160% of nonperforming loans and leases as of March 31, 2019, compared with 1.06% and 156%, as of December 31, 2018, respectively. As of March 31, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves.
Overall credit quality remained strong, reflecting consistently balanced growth in retail loans and a broadly stable risk profile in the commercial loans and leases portfolios. Nonperforming loans and leases of $780 million as of March 31, 2019 decreased $17 million from December 31, 2018, reflecting a $28 million decrease in retail nonperforming loans driven by home equity and auto, partially offset by an $11 million increase in commercial nonperforming loans. First quarter 2019 net charge-offs of $89 million increased $19 million, or 27%, from $70 million first quarter 2018. First quarter 2019 annualized net charge-offs of 31 basis points of average loans and leases was up five basis points compared with 26 basis points in first quarter 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of our credit position at some future date.  Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. These credit quality indicators for commercial loans are continually updated and monitored. See Note 4 "Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
As of March 31, 2019, nonperforming commercial loans and leases of $212 million increased $11 million from $201 million as of December 31, 2018. Total commercial nonperforming loans were 0.4% of the commercial loan portfolio as of March 31, 2019 and December 31, 2018. Total commercial loan and lease net charge-offs of $24 million compared to net recoveries of $3 million for first quarter 2018. The commercial loan and lease portfolio’s annualized net charge-off rate of 17 basis points compared to a net recovery rate of two basis points in first quarter 2018.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	March 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,296	$1,096	$892	$213	$41,497
Commercial real estate	12,953	381	36	2	13,372
Leases	2,670	111	39	—	2,820
Total commercial loans and leases	$54,919	$1,588	$967	$215	$57,689

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

Total commercial criticized loans and leases of $2.8 billion at March 31, 2019 were stable compared to December 31, 2018 due to continued credit discipline and the overall economic environment. Commercial real estate criticized balances of $419 million, or 3.1% of the commercial real estate portfolio, decreased from $500 million, or 3.8%, as of December 31, 2018. Commercial criticized loans to total criticized loans was 79% as of March 31, 2019 compared to 80% as of December 31, 2018. Commercial real estate accounted for 15% of total criticized loans as of March 31, 2019, compared to 18% as of December 31, 2018.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to regularly review and monitor credit quality trends. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios.
The following tables present asset quality metrics for the retail loan portfolio:

	March 31, 2019	December 31, 2018
Average refreshed FICO for total portfolio	764	763
CLTV ratio for secured real estate(1)	58	58
Nonperforming retail loans as a percentage of total retail	0.95%	1.00%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	Change		Percent
Net charge-offs	$65	$73	($8)		(11%)
Annualized net charge-off rate	0.44%	0.50%	(6	) bps
Retail asset quality improved with a net charge-off rate of 0.44% for first quarter 2019, a decrease of six basis points from first quarter 2018, driven by improved asset quality across property secured and automobile portfolios which more than offset increases in losses from unsecured personal loans and credit card portfolios.
HELOC Payment Shock
Payment shock in the HELOC portfolio occurs when the 10-year interest-only draw period ends, and the payment converts to a fully amortizing principal and interest payment. We monitor the risk associated with the payment increase and have a comprehensive program designed to provide heightened customer outreach to inform, educate and assist customers through the reset process as well as to offer alternative financing and forbearance options. Results of this program indicate that our efforts to assist customers at risk of default have successfully reduced delinquency and charge-off rates compared to our original expectations.
The table below outlines the population expected to mature between April 1, 2019 and December 31, 2021, compared to the overall HELOC population, reflecting a similar credit profile for each population:

(dollars in millions)	Balance	% Secured by First Lien	FICO	LTV
Total HELOCs as of March 31, 2019(1)	$12,489	51%	766	57%
HELOCs scheduled to reset 4/1/19 - 12/31/21	1,390	54	758	51
(1) Includes $151 million scheduled to reach the end of the interest-only draw period and enter repayment of principal and interest for the remainder of 2019.
The performance of our historical vintages that have entered repayment remains stable. The following table presents the asset quality metrics as of March 31, 2019, for the HELOCs reset at each year ending:

(dollars in millions)	2014/2015	2016	2017
Balance reset	$1,688	$738	$730
Percent refinanced, paid off, or current	94%	95%	95%
Percent past due	2	3	4
Percent charged-off	4	2	1
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
As of March 31, 2019, $696 million of retail loans were classified as TDRs, compared with $723 million as of December 31, 2018. As of March 31, 2019, $172 million of retail TDRs were in nonaccrual status with 46% current with payments, an improvement compared to $181 million in nonaccrual status with 49% current on payments at December 31, 2018. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 4 "Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	March 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$103	3.2%	1.5%	$43	$146
Home equity loans	78	0.7	—	22	100
Home equity lines of credit	139	1.1	—	63	202
Home equity loans serviced by others	30	0.4	—	9	39
Home equity lines of credit serviced by others	3	—	—	4	7
Automobile	13	0.2	—	9	22
Education	128	0.8	0.3	21	149
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$524	6.8%	1.8%	$172	$696

	December 31, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	3.0%	1.6%	$44	$155
Home equity loans	85	0.7	—	25	110
Home equity lines of credit	138	0.9	—	64	202
Home equity loans serviced by others	31	0.3	—	10	41
Home equity lines of credit serviced by others	3	—	—	5	8
Automobile	13	0.2	—	10	23
Education	131	0.9	0.3	22	153
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$542	6.4%	1.9%	$181	$723

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Core Assets

(in millions)	March 31, 2019	December 31, 2018	Change	Percent
Commercial	$100	$72	$28	39%
Commercial real estate	13	14	(1)	(7)
Leases	658	670	(12)	(2)
Total commercial loans and leases	771	756	15	2
Residential mortgages	107	110	(3)	(3)
Home equity loans	28	31	(3)	(10)
Home equity lines of credit	19	21	(2)	(10)
Home equity loans serviced by others	375	399	(24)	(6)
Home equity lines of credit serviced by others	95	104	(9)	(9)
Education	203	210	(7)	(3)
Total retail loans	827	875	(48)	(5)
Total non-core loans and leases	1,598	1,631	(33)	(2)
Other assets	96	96	—	—
Total non-core assets	$1,694	$1,727	($33)	(2%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other. Non-core assets of $1.7 billion as of March 31, 2019 decreased $33 million, or 2%, from December 31, 2018.
Retail non-core loan balances of $827 million decreased $48 million, or 5%, compared to December 31, 2018. The largest component of our retail non-core portfolio is the home equity serviced by others portfolio (“SBO”), which totaled $470 million as of March 31, 2019, compared to $503 million as of December 31, 2018. The SBO portfolio consists of home equity loans and lines of credit purchased between 2003 and 2007 that were initially serviced by others. Although our SBO portfolio consists of loans that were initially serviced by others, we now service about 45% of this portfolio internally.
Commercial non-core loan balances of $771 million increased $15 million, or 2%, from $756 million as of December 31, 2018. The largest component of our commercial non-core portfolio is an aircraft-related lease portfolio tied to legacy Royal Bank of Scotland Group aircraft leasing borrowers, which totaled $658 million and $670 million as of March 31, 2019 and December 31, 2018, respectively.
Deposits
The table below presents the major components of our deposits:

(in millions)	March 31, 2019	December 31, 2018	Change	Percent
Demand	$28,383	$29,458	($1,075)	(4%)
Checking with interest	23,482	23,067	415	2
Regular savings	13,239	12,007	1,232	10
Money market accounts	35,972	35,701	271	1
Term deposits	22,840	19,342	3,498	18
Total deposits	$123,916	$119,575	$4,341	4%

Total deposits as of March 31, 2019 increased $4.3 billion, or 4%, to $123.9 billion, from $119.6 billion as of December 31, 2018, reflecting growth in term, regular savings, checking with interest, and money market accounts, partially offset by lower demand deposit accounts.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Total borrowed funds of $12.4 billion at March 31, 2019 decreased $4.8 billion from December 31, 2018, reflecting a $5.0 billion decrease in long-term FHLB advances and a $488 million reduction in federal funds purchased and repurchase agreements, given improved funding mix, partially offset by a net $789 million increase in senior debt.
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	March 31, 2019	December 31, 2018	Change	Percent
Federal funds purchased	$375	$820	($445)	(54%)
Securities sold under agreements to repurchase	293	336	(43)	(13)
Other short-term borrowed funds (1)	11	161	(150)	(93)
Total short-term borrowed funds	$679	$1,317	($638)	(48%)
(1) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
The net decrease in other short-term borrowed funds of $150 million resulted from a decrease in short-term FHLB advances.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $7.7 billion and $13.0 billion at March 31, 2019 and December 31, 2018, respectively. Our remaining available FHLB borrowing capacity was $8.4 billion and $4.8 billion at March 31, 2019 and December 31, 2018, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2019, our unused secured borrowing capacity was approximately $42.5 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.39%	—%	1.72%
Other short-term borrowed funds	3.03	3.40	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,134	$625	$1,282
Other short-term borrowed funds	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$640	$645	$654
Other short-term borrowed funds	58	588	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.24%	0.66%	0.92%
Other short-term borrowed funds	2.75	1.67	2.10
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	March 31, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	745	744
2.250% senior unsecured notes, due March 2020 (1)	694	691
3.155% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
3.216% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	499	499
2.250% senior unsecured notes, due October 2020 (1)	742	738
2.550% senior unsecured notes, due May 2021 (1)	973	964
3.250% senior unsecured notes, due February 2022 (1)	702	—
3.413% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
3.456% floating-rate senior unsecured notes, due May 2022 (1) (2)	249	249
2.650% senior unsecured notes, due May 2022 (1)	492	487
3.700% senior unsecured notes, due March 2023 (1)	508	502
3.551% floating-rate senior unsecured notes, due March 2023 (1) (2)	249	249
3.750% senior unsecured notes, due February 2026 (1)	506	—
Federal Home Loan Bank advances, 2.787% weighted average rate, due through 2038	2,508	7,508
Other	21	9
Total long-term borrowed funds (3)	$11,725	$15,925
(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of March 31, 2019.
(3) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.

Long-term borrowed funds of $11.7 billion as of March 31, 2019 decreased $4.2 billion from December 31, 2018, reflecting a decrease of $5.0 billion in long-term FHLB borrowings, partially offset by senior unsecured notes issued by CBNA during the quarter.
The Parent Company’s long-term borrowed funds as of March 31, 2019 and December 31, 2018 included principal balances of $2.0 billion for each period, respectively, and unamortized deferred issuance costs and/or discounts of ($4) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of March 31, 2019 and December 31, 2018 included principal balances of $9.8 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($14) million, respectively, and hedging basis adjustments of ($23) million and ($66) million, respectively. See Note 9 "Derivatives" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report for further information about our hedging of certain long-term borrowed funds.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around many regulations including consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities. For more information, see “Regulation and Supervision” in Part I, Item 1 — Business included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Dodd-Frank Act
The Dodd-Frank Act regulates many aspects of the financial services industry and addresses among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage lending practices.
In light of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) amendments to the Dodd Frank Act and subsequent tailoring NPRs, the FRB provided us relief in a February 5, 2019 letter from all regulatory requirements, including disclosure requirements, related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided related relief from certain capital planning and regulatory reporting requirements that would otherwise apply in the 2019 stress test cycle. In addition, we were not required to submit a capital plan to the FRB for 2019 or participate in the 2019 CCAR. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees) and the FRB has approved our maximum planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020. During this four-quarter period ending June 30, 2020, the FRB has approved us to make capital distributions up to the amount that would have allowed us to remain above all minimum capital requirements in 2018 CCAR, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan.
For additional discussion of the Dodd-Frank Act and EGRRCPA requirements and their related application, see “Regulation and Supervision” in Part 1, Item 1 - Business and “—Capital and Regulatory Matters” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%.
A capital conservation buffer (“CCB”) is imposed on top of the following three minimum risk-based capital ratios: CET1 capital, tier 1 capital and total capital. As of January 1, 2019, the CCB reached its fully phased-in level of 2.5%. On April 10, 2018, the FRB issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. If adopted, the proposal would change the way in which the minimum risk capital ratios are calculated by replacing the current static 2.5% CCB with a stress capital buffer (“SCB”) requirement.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in Part 1, Item 1 - Business included in our Annual Report on Form 10-K for the year ended December 31, 2018. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
March 31, 2019
CET1 capital	$14,442	10.5%	7.0%
Tier 1 capital	15,574	11.3	8.5
Total capital	18,403	13.4	10.5
Tier 1 leverage	15,574	10.0	4.0
Risk-weighted assets	137,246
Quarterly adjusted average assets	155,171
December 31, 2018
CET1 capital	$14,485	10.6%	6.4%
Tier 1 capital	15,325	11.3	7.9
Total capital	18,157	13.3	9.9
Tier 1 leverage	15,325	10.0	4.0
Risk-weighted assets	136,202
Quarterly adjusted average assets	153,026
(1) Required “Minimum Capital ratio” for 2019 and 2018 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratio” includes capital conservation buffer of 2.500% for 2019 and 1.875% for 2018; N/A to Tier 1 leverage.

At March 31, 2019, our CET1 capital, tier 1 capital and total capital ratios were 10.5%, 11.3% and 13.4%, respectively, as compared with 10.6%, 11.3%, and 13.3%, respectively, as of December 31, 2018. The CET1 capital ratio decreased as $1.0 billion of risk-weighted asset (“RWA”) growth, the impact of the capital actions described in “—Capital Transactions” below, and an increase in goodwill and intangibles related to acquisitions, were partially offset by net income for the three months ended March 31, 2019. The tier 1 capital ratio increased as the changes in the CET1 capital ratio were more than offset by the issuance of preferred stock as described further in “—Capital Transactions” below. The total capital ratio increased due to the changes in CET1 and tier 1 capital ratios. At March 31, 2019, our CET1 capital, tier 1 capital and total capital ratios were 352 basis points, 285 basis points and 291 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.4 billion at March 31, 2019, and decreased $43 million from $14.5 billion at December 31, 2018, as the impact of common share repurchases, dividends and an increase in goodwill and intangibles largely related to acquisitions, was partially offset by net income for the three months ended March 31, 2019. Tier 1 capital at March 31, 2019 totaled $15.6 billion, reflecting a $249 million increase from $15.3 billion at December 31, 2018, driven by the changes in CET1 capital and the issuance of preferred stock. At March 31, 2019, we had $1.1 billion of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $292 million from $840 million at December 31, 2018, given the first quarter 2019 issuance of 300,000 shares of Series D Preferred Stock that qualified as additional tier 1 capital. Total capital of $18.4 billion at March 31, 2019, increased $246 million from December 31, 2018, driven by the changes in CET1 and tier 1 capital.
RWA totaled $137.2 billion at March 31, 2019, based on U.S. Basel III Standardized rules, up $1.0 billion from December 31, 2018. This increase was driven by the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), and growth in commercial, education and multi-family loans. These increases were partially offset by decreases in commercial commitments and run-off in the home equity portfolio.
As of March 31, 2019, the tier 1 leverage ratio was 10.0% and was stable with December 31, 2018 as the $2.1 billion increase in quarterly adjusted average assets was offset by the increase in tier 1 capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	March 31, 2019	December 31, 2018
Total common stockholders’ equity	$20,399	$19,977
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	244	490
Derivatives	89	143
Unamortized net periodic benefit costs	460	463
Deductions:
Goodwill	(7,040)	(6,923)
Deferred tax liability associated with goodwill	370	366
Other intangible assets	(80)	(31)
Total common equity tier 1	14,442	14,485
Qualifying preferred stock	1,132	840
Total tier 1 capital	15,574	15,325
Qualifying subordinated debt(2)	1,500	1,499
Allowance for loan and lease losses	1,245	1,242
Allowance for credit losses for off-balance sheet exposure	84	91
Total capital	$18,403	$18,157
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of March 31, 2019 and December 31, 2018, the amount of non-qualifying subordinated debt excluded from regulatory capital was $139 million.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Capital Transactions
The following capital actions were completed by the Company during the three months ended March 31, 2019:

•	Declared and paid quarterly common stock dividends of $0.32 per share for first quarter 2019, aggregating to $149 million;

•	Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $7 million;

•	Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $5 million;

•	Declared quarterly dividends of $11.82 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $3 million;

•
Issued $300 million, or 300,000 shares, of 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock (the “Series D Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $292 million; and

•	Repurchased $200 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Banking Subsidiary Capital
The following table presents our banking subsidiary’s capital ratios under U.S. Basel III Standardized rules:

	March 31, 2019		December 31, 2018
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
CET1 capital	$15,004	10.9%	$11,994	10.6%
Tier 1 capital	15,004	10.9	11,994	10.6
Total capital	17,458	12.7	14,252	12.5
Tier 1 leverage	15,004	9.7	11,994	9.9
Risk-weighted assets	137,050		113,610
Quarterly adjusted average assets	154,846		121,686

CBNA CET1 capital totaled $15.0 billion at March 31, 2019, up $3.0 billion from $12.0 billion at December 31, 2018. The increase was primarily driven by the net impact of the merger of Citizens Bank of Pennsylvania (“CBPA”) into CBNA effective January 2, 2019, and net income for the three months ended March 31, 2019. The increase was partially offset by a $350 million special dividend paid to the Parent Company. At March 31, 2019, CBNA held minimal additional tier 1 capital. Total capital was $17.5 billion at March 31, 2019, an increase of $3.2 billion from $14.3 billion at December 31, 2018, driven by the increases in CET1 capital and an increase in ACL, primarily attributable to the merger.
CBNA had RWA of $137.1 billion at March 31, 2019, an increase of $23.4 billion from December 31, 2018, driven by an increase of approximately $22 billion as a result of the merger of CBPA into CBNA. In addition, the increase in RWA was driven by the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), and growth in commercial, education and multi-family loans. These increases were partially offset by decreases in commercial commitments and runoff in the home equity portfolio.
As of March 31, 2019, the CBNA tier 1 leverage ratio decreased 17 basis points to 9.7% from 9.9% at December 31, 2018, primarily driven by a $33.2 billion increase in quarterly adjusted average assets that drove a 234 basis point decline in the ratio, partially offset by a $3.0 billion increase in tier 1 capital that drove a 217 basis point increase in the ratio. These movements were primarily attributable to the merger of CBPA into CBNA.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity (consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity). Separately, we also identify and manage asset liquidity as a subset of contingent liquidity (consisting of cash balances at the FRB and unencumbered high-quality securities). We consider the effective and prudent management of liquidity to be fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
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
On January 29, 2019, the Parent Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

per depositary share). For further discussion, see Note 11 "Stockholders’ Equity" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
During the three months ended March 31, 2019 and 2018, the Parent Company declared and paid dividends on common stock of $149 million and $108 million, respectively, and declared dividends on preferred stock of $15 million and $7 million, respectively.
During three months ended March 31, 2019 and 2018, the Parent Company repurchased $200 million and $175 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.1 billion as of March 31, 2019 compared with $911 million as of December 31, 2018. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At March 31, 2019, the Parent Company’s double-leverage ratio was 97.9%.
CBNA Liquidity
In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loans and related commitments; and (iv) funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 8 "Borrowed Funds" to our Consolidated Financial Statements in Part I, Item 1— Financial Statements and Supplementary Data, of this Report.
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
Factors Affecting Liquidity
Given the composition of their assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as lender of last resort in systemic stress.
Similarly, given the structure of its balance sheet, the funding liquidity risk of CBNA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both (e.g., the financial crisis of 2008-2010). However, during the financial crisis, CBNA reduced its dependence on unsecured wholesale funding. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively modest.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

March 31, 2019
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, our banking subsidiary continues to minimize reliance on unsecured wholesale funding. At March 31, 2019, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR and NSFR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Financial Regulatory Reform” and “—Liquidity Requirements” in Part I, Item 1 — Business, of our Annual Report on Form 10-K for the year ended December 31, 2018.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In September 2014, the U.S. federal banking regulators published the final rule to implement the LCR. This rule also introduced a modified version of the LCR in the U.S., which generally applies to bank holding companies not active internationally (institutions with less than $10 billion of on-balance sheet foreign exposure), with total assets of greater than $50 billion but less than $250 billion. Under this definition we are designated as a modified LCR financial institution and were compliant beginning in January 2017. Achieving sustainable LCR compliance may require changes in the size and/or composition of our investment portfolio, the configuration of our discretionary wholesale funding portfolio, and our average cash position. We remain fully compliant with the LCR as of March 31, 2019.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We seek to accomplish this mission by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2019:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio was 94.9%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $1.5 billion;

•
Contingent liquidity was $30.2 billion, consisting of unencumbered high-quality liquid assets of $20.3 billion, unused FHLB capacity of $8.4 billion, and our cash position (defined above) of $1.5 billion. Asset liquidity (a component of contingent liquidity) was $21.8 billion consisting of our cash position of $1.5 billion and unencumbered high-quality and liquid securities of $20.3 billion; and

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $13.8 billion. Use of this borrowing capacity would be considered only during exigent circumstances.

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
Further, certain of these metrics are monitored individually for CBNA and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Cash flows from operating activities contributed $472 million in the first quarter of 2019, primarily driven by net income of $439 million. Net cash used by investing activities was $1.5 billion, primarily reflecting purchases of debt securities available for sale of $2.0 billion and a net increase in loans and leases of $1.0 billion, partially offset by proceeds from the sale of debt securities available for sale of $821 million. Cash used by financing activities was $639 million, driven by higher repayments of long term borrowed funds of $7.0 billion and a net increase in deposits of $4.3 billion, partially offset by proceeds from issuance of long-term borrowed funds of $2.8 billion. The $7.0 billion repayments of long term borrowed funds included $6.3 billion of FHLB borrowings and $750 million of term debt. The $2.8 billion proceeds from issuances of long-term borrowed funds included $1.3 billion of FHLB borrowings and $1.5 billion of term debt. These activities resulted in a cumulative decrease in cash and cash equivalents of $1.6 billion, which when added to the cash and cash equivalents balance of $4.1 billion, resulted in an ending balance of cash and cash equivalents of $2.4 billion as of March 31, 2019.
Cash flows from operating activities contributed $704 million in the first quarter 2018, driven by net income of $388 million and proceeds from sales of mortgage LHFS of $655 million, partially offset by originations of mortgage LHFS of $614 million. Net cash used by investing activities was $1.1 billion, primarily reflecting a net increase in loans and leases of $1.0 billion. Cash provided by financing activities was $1.2 billion, driven by proceeds from issuance of long-term borrowed funds of $6.3 billion and a net increase in deposits of $641 million, partially offset by a net decrease in other short-term borrowed funds of $1.6 billion, and repayments of long-term FHLB advances of $3.3 billion. The $6.3 billion proceeds from issuances of long-term borrowed funds included $750 million from issuances of medium-term debt and $5.5 billion in FHLB advances. These activities resulted in a cumulative increase in cash and cash equivalents of $827 million, which when added to the cash and cash equivalents balance of $3.0 billion at the beginning of the year, resulted in an ending balance of cash and cash equivalents of $3.9 billion as of March 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. See Note 12 "Commitments and Contingencies" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.

(in millions)	March 31, 2019	December 31, 2018	Change	Percent
Commitments to extend credit	$68,564	$69,553	($989)	(1%)
Letters of credit	2,089	2,125	(36)	(2)
Marketing rights	37	37	—	—
Risk participation agreements	27	19	8	42
Loans sold with recourse	22	5	17	NM
Total	$70,739	$71,739	($1,000)	(1%)
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates in the near-term relate to the determination of the ACL and the fair value of MSRs. For additional information regarding these accounting policies and estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. No material changes were made to these critical accounting policies or estimates during the three months ended March 31, 2019.
RISK GOVERNANCE
We are committed to maintaining a strong, integrated, and proactive approach to the management of all risks to which we are exposed in pursuit of our business objectives. A key aspect of our Board’s responsibility as the main decision making body is setting our risk appetite to ensure that the levels of risk that we are willing to accept in the attainment of our strategic business and financial objectives are clearly understood.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no direct currency or commodity risk and de minimis equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our mortgage servicing rights. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2019	December 31, 2018
Instantaneous Change in Interest Rates
+200	8.7%	9.5%
+100	4.4	4.8
-100	(4.8)	(4.5)
Gradual Change in Interest Rates
+200	4.2	4.9
+100	2.1	2.5
-100	(1.0)	(1.1)
Asset sensitivity against a 200 basis point gradual increase in rates was 4.2% at March 31, 2019, a decrease from 4.9% at December 31, 2018. As the FRB remains on hold, dependent on economic growth and data, asset sensitivity is being opportunistically reduced as the risk of falling rates has increased over the quarter. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances. The table below summarizes the related hedging activities.

	March 31, 2019					December 31, 2018
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive fixed/pay variable - conventional ALM	$9,850	($10)	2.3	1.9%	2.5%	$8,100	$3	2.2	1.7%	2.5%
Fair value - receive fixed/pay variable - conventional debt	4,650	(5)	2.8	2.0	2.7	3,450	2	2.4	1.8	2.7
Cash flow - pay fixed/receive variable - conventional ALM	—	—	—	—	—	500	—	—	2.4	1.3
Total portfolio swaps	$14,500	($15)	2.4	1.9%	2.5%	$12,050	$5	2.2	1.8%	2.5%
Floors - conventional ALM(1)	$7,000	$—	0.3	—	—	$7,000	$—	0.5
(1) Conventional ALM floors do not have a receive rate or pay rate, but rather a strike price on the option.
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
Mortgage Servicing Rights
We have market risk associated with the value of residential mortgage servicing right assets (“MSRs”), which are impacted by various types of inherent risks, including risks related to duration, basis, convexity, volatility and yield curve. We have elected to account for the MSRs acquired from FAMC or originated after December 31,2018 at fair value while maintaining a lower of cost or market approach on our non-FAMC MSRs originated before December 31, 2018.
As part of our overall risk management strategy relative to the fair market value of the MSRs acquired from FAMC or originated after December 31, 2018, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of March 31, 2019, the fair value of these MSRs was $563 million and the total notional amount of related derivative contracts was $7.8 billion. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of March 31, 2019 and December 31, 2018, our non-FAMC MSRs originated on or before December 31, 2018 had a book value of $212 million and $221 million, respectively, and were carried at the lower of cost or market. As of March 31, 2019 and December 31, 2018, these MSRs had a fair value of $224 million and $243 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, hedges may be used to protect the market value of these MSRs.
As with our traded market risk based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities and secondary loan instruments. These trading activities are conducted through CBNA. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended March 31, 2019, we were not subject to the reporting threshold under the Market Risk Rule. As a result, the $685 million of calculated market risk-weighted assets as of March 31, 2019 were not included in our risk-weighted assets. As such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. For the three months ended March 31, 2018, we were subject to the reporting threshold under the Market Risk Rule. As a result, the $707 million of calculated market risk-weighted assets as of March 31, 2018 were included in our risk-weighted assets.
The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$—	$—	$—	$—	$2	$2	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	1	—
Credit Spread	4	4	6	4	2	2	3	2
Commodity	—	—	—	—	—	—	—	—
General VaR	4	4	5	3	3	3	4	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$4	$4	$5	$3	$3	$3	$4	$2
Stressed General VaR	$9	$10	$13	$8	$13	$12	$15	$9
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$9	$10	$13	$8	$13	$12	$15	$9
Market Risk Regulatory Capital	$43				$44
Specific Risk Not Modeled Add-on	12				13
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$55				$57
Market Risk-Weighted Assets	$685				$707
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$—				$707

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2019.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2019	2018
Total revenue (GAAP)	A	$1,588	$1,462
Noninterest expense (GAAP)	B	937	883
Net income (GAAP)	C	439	388
Net income available to common stockholders (GAAP)	D	424	381
Return on average common equity:
Average common equity (GAAP)	E	$19,942	$19,732
Return on average common equity	D/E	8.62%	7.83%
Return on average tangible common equity:
Average common equity (GAAP)	E	$19,942	$19,732
Less: Average goodwill (GAAP)		7,018	6,887
Less: Average other intangibles (GAAP)		59	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		368	355
Average tangible common equity	F	$13,233	$13,198
Return on average tangible common equity	D/F	13.00%	11.71%
Return on average total assets:
Average total assets (GAAP)	G	$160,415	$151,523
Return on average total assets	C/G	1.11%	1.04%
Return on average total tangible assets:
Average total assets (GAAP)	G	$160,415	$151,523
Less: Average goodwill (GAAP)		7,018	6,887
Less: Average other intangibles (GAAP)		59	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		368	355
Average tangible assets	H	$153,706	$144,989
Return on average total tangible assets	C/H	1.16%	1.08%
Efficiency ratio:
Efficiency ratio	B/A	59.00%	60.43%
Operating leverage:
Increase in total revenue		8.72%	5.57%
Increase in noninterest expense		6.15	3.43
Operating leverage		2.57%	2.14%
Effective income tax rate:
Income before income tax expense	I	$566	$501
Income tax expense	J	127	113
Effective income tax rate	J/I	22.42%	22.52%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	460,713,172	487,500,618
Average common shares outstanding - diluted (GAAP)	L	462,520,680	489,266,826
Net income per average common share - basic (GAAP)	D/K	$0.92	$0.78
Net income per average common share - diluted (GAAP)	D/L	0.92	0.78
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.32	$0.22
Dividend payout ratio	M/(D/K)	35%	28%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income available to common stockholders:
Net income (GAAP)	N	$202	$227	$10	$439	$170	$215	$3	$388
Less: Preferred stock dividends		—	—	15	15	—	—	7	7
Net income (loss) available to common stockholders	O	$202	$227	($5)	$424	$170	$215	($4)	$381
Efficiency ratio:
Total revenue (GAAP)	P	$1,035	$522	$31	$1,588	$955	$482	$25	$1,462
Noninterest expense (GAAP)	Q	700	209	28	937	656	208	19	883
Efficiency ratio	Q/P	67.62%	40.11%	NM	59.00%	68.72%	43.07%	NM	60.43%
Return on average total tangible assets:
Average total assets (GAAP)		$65,007	$55,630	$39,778	$160,415	$61,348	$50,393	$39,782	$151,523
Less: Average goodwill (GAAP)		119	23	6,876	7,018	—	11	6,876	6,887
Less: Average other intangibles (GAAP)		55	4	—	59	—	2	—	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	368	368	—	—	355	355
Average total tangible assets	R	$64,833	$55,603	$33,270	$153,706	$61,348	$50,380	$33,261	$144,989
Return on average total tangible assets	N/R	1.26%	1.66%	NM	1.16%	1.12%	1.73%	NM	1.08%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2019	2018
Noninterest income, Underlying:
Noninterest income (GAAP)		$428	$371
Less: Notable items		—	—
Noninterest income, Underlying (non-GAAP)		$428	$371
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,588	$1,462
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	S	$1,588	$1,462
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$937	$883
Less: Notable items		5	—
Noninterest expense, Underlying (non-GAAP)	T	$932	$883
Pre-provision profit:
Total revenue (GAAP)	A	$1,588	$1,462
Less: Noninterest expense (GAAP)	B	937	883
Pre-provision profit (GAAP)		$651	$579
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	S	$1,588	$1,462
Less: Noninterest expense, Underlying (non-GAAP)	T	932	883
Pre-provision profit, Underlying (non-GAAP)		$656	$579
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$566	$501
Less: Notable items		(5)	—
Income before income tax expense, Underlying (non-GAAP)	U	$571	$501
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$127	$113
Less: Notable items		(1)	—
Income tax expense, Underlying (non-GAAP)	V	$128	$113
Effective income tax rate (GAAP)	J/I	22.42%	22.52%
Effective income tax rate, Underlying (non-GAAP)	V/U	22.44	22.52
Net income, Underlying:
Net income (GAAP)	C	$439	$388
Add: Notable items, net of tax expense		4	—
Net income, Underlying (non-GAAP)	W	$443	$388

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2019	2018
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$424	$381
Add: Notable items, net of tax expense		4	—
Net income available to common stockholders, Underlying (non-GAAP)	X	$428	$381
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$19,942	$19,732
Return on average common equity	D/E	8.62%	7.83%
Return on average common equity, Underlying (non-GAAP)	X/E	8.71	7.83
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$19,942	$19,732
Less: Average goodwill (GAAP)		7,018	6,887
Less: Average other intangibles (GAAP)		59	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		368	355
Average tangible common equity	F	$13,233	$13,198
Return on average tangible common equity	D/F	13.00%	11.71%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	13.12	11.71
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$160,415	$151,523
Return on average total assets	C/G	1.11%	1.04%
Return on average total assets, Underlying (non-GAAP)	W/G	1.12	1.04
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$160,415	$151,523
Less: Average goodwill (GAAP)		7,018	6,887
Less: Average other intangibles (GAAP)		59	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		368	355
Average tangible assets	H	$153,706	$144,989
Return on average total tangible assets	C/H	1.16%	1.08%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.17	1.08
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	59.00%	60.43%
Efficiency ratio, Underlying (non-GAAP)	T/S	58.67	60.43
Operating leverage and operating leverage, Underlying:
Increase in total revenue		8.72%	5.57%
Increase in noninterest expense		6.15	3.43
Operating leverage		2.57%	2.14%
Increase in total revenue, Underlying (non-GAAP)		8.72%	5.57%
Increase in noninterest expense, Underlying (non-GAAP)		5.54	3.43
Operating leverage, Underlying (non-GAAP)		3.18%	2.14%
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	460,713,172	487,500,618
Average common shares outstanding - diluted (GAAP)	L	462,520,680	489,266,826
Net income per average common share - basic (GAAP)	D/K	$0.92	$0.78
Net income per average common share - diluted (GAAP)	D/L	0.92	0.78
Net income per average common share - basic, Underlying (non-GAAP)	X/K	0.93	0.78
Net income per average common share - diluted, Underlying (non-GAAP)	X/L	0.93	0.78

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$923	$1,081
Interest-bearing cash and due from banks	1,513	2,993
Interest-bearing deposits in banks	167	148
Debt securities available for sale, at fair value (including $423 and $363 pledged to creditors, respectively)(1)	21,504	19,895
Debt securities held to maturity (fair value of $3,267 and $4,041, respectively)	3,345	4,165
Equity securities, at fair value	198	181
Equity securities, at cost	604	834
Loans held for sale, at fair value	1,186	1,219
Other loans held for sale	66	101
Loans and leases	117,615	116,660
Less: Allowance for loan and lease losses	(1,245)	(1,242)
Net loans and leases	116,370	115,418
Derivative assets	465	317
Premises and equipment, net	746	791
Bank-owned life insurance	1,705	1,698
Goodwill	7,040	6,923
Due from broker	92	—
Other assets	5,418	4,754
TOTAL ASSETS	$161,342	$160,518
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$28,383	$29,458
Interest-bearing	95,533	90,117
Total deposits	123,916	119,575
Federal funds purchased and securities sold under agreements to repurchase	668	1,156
Other short-term borrowed funds	11	161
Derivative liabilities	173	292
Deferred taxes, net	676	573
Long-term borrowed funds	11,725	15,925
Due to broker	93	—
Other liabilities	2,549	2,019
TOTAL LIABILITIES	139,811	139,701
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, 100,000,000 shares authorized	1,132	840
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 567,752,493 shares issued and 461,116,723 shares outstanding at March 31, 2019 and 566,819,863 shares issued and 466,007,984 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	18,847	18,815
Retained earnings	5,672	5,385
Treasury stock, at cost, 106,635,770 and 100,811,879 shares at March 31, 2019 and December 31, 2018, respectively	(3,333)	(3,133)
Accumulated other comprehensive loss	(793)	(1,096)
TOTAL STOCKHOLDERS’ EQUITY	$21,531	$20,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,342	$160,518

(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2019	2018
INTEREST INCOME:
Interest and fees on loans and leases	$1,381	$1,146
Interest and fees on loans held for sale, at fair value	11	4
Interest and fees on other loans held for sale	4	4
Investment securities	166	168
Interest-bearing deposits in banks	8	6
Total interest income	1,570	1,328
INTEREST EXPENSE:
Deposits	287	145
Federal funds purchased and securities sold under agreements to repurchase	2	1
Other short-term borrowed funds	—	2
Long-term borrowed funds	121	89
Total interest expense	410	237
Net interest income	1,160	1,091
Provision for credit losses	85	78
Net interest income after provision for credit losses	1,075	1,013
NONINTEREST INCOME:
Service charges and fees	123	124
Card fees	59	61
Capital markets fees	54	39
Trust and investment services fees	47	40
Mortgage banking fees	43	25
Letter of credit and loan fees	33	30
Foreign exchange and interest rate products	36	27
Securities gains, net	8	8
Net impairment losses recognized in earnings on debt securities	(1)	(1)
Other income	26	18
Total noninterest income	428	371
NONINTEREST EXPENSE:
Salaries and employee benefits	509	470
Equipment and software expense	125	113
Outside services	110	99
Occupancy	83	81
Other operating expense	110	120
Total noninterest expense	937	883
Income before income tax expense	566	501
Income tax expense	127	113
NET INCOME	$439	$388
Net income available to common stockholders	$424	$381
Weighted-average common shares outstanding:
Basic	460,713,172	487,500,618
Diluted	462,520,680	489,266,826
Per common share information:
Basic earnings	$0.92	$0.78
Diluted earnings	0.92	0.78

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$439	$388
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $13 and ($18), respectively	39	(52)
Reclassification adjustment for net derivative losses included in net income, net of income taxes of $5 and $0, respectively	15	2
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $80 and ($86), respectively	246	(272)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0 and ($1), respectively	—	(1)
Reclassification of net debt securities gains to net income, net of income taxes of ($2) and ($2), respectively	(5)	(5)
Amortization of actuarial loss, net of income taxes of $2 and $1, respectively	3	3
Total other comprehensive income (loss), net of income taxes	298	(325)
Total comprehensive income	$737	$63

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2018	—	$247		491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—		—	—	—	(108)	—	—	(108)
Dividends to preferred stockholders	—	—	—	—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—		(4)	—	—	—	(175)	—	(175)
Share-based compensation plans	—	—		1	—	13	—	—	—	13
Employee stock purchase plan shares purchased	—	—		—	—	3	—	—	—	3
Total comprehensive income:
Net income	—	—		—	—	—	388	—	—	388
Other comprehensive loss	—	—		—	—	—	—	—	(325)	(325)
Total comprehensive income	—	—		—	—	—	388	—	(325)	63
Balance at March 31, 2018	—	$247		488	$6	$18,797	$4,437	($2,283)	($1,145)	$20,059
Balance at January 1, 2019	1	$840		466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—		—	—	—	(149)	—	—	(149)
Dividends to preferred stockholders	—	—		—	—	—	(15)	—	—	(15)
Preferred stock issued	—	292		—	—	—	—	—	—	292
Treasury stock purchased	—	—		(6)	—	—	—	(200)	—	(200)
Share-based compensation plans	—	—		1	—	28	—		—	28
Employee stock purchase plan shares purchased	—	—		—	—	4	—	—	—	4
Cumulative effect of change in accounting standards	—	—		—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—		—	—	—	439	—	—	439
Other comprehensive income	—	—		—	—	—	—	—	298	298
Total comprehensive income	—	—		—	—	—	439	—	298	737
Balance at March 31, 2019	1	$1,132		461	$6	$18,847	$5,672	($3,333)	($793)	$21,531

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$439	$388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	85	78
Originations of mortgage loans held for sale	(2,881)	(614)
Proceeds from sales of mortgage loans held for sale	2,918	655
Purchases of commercial loans held for sale	(543)	(468)
Proceeds from sales of commercial loans held for sale	622	451
Depreciation, amortization and accretion	134	122
Mortgage servicing rights valuation recovery	—	(3)
Debt securities impairment	1	1
Deferred income taxes	(1)	8
Share-based compensation	20	18
Net gain on sales of:
Debt securities	(8)	(8)
Premises and equipment	(6)	—
(Increase) decrease in other assets	(97)	331
Decrease in other liabilities	(211)	(255)
Net cash provided by operating activities	472	704
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,047)	(1,099)
Proceeds from maturities and paydowns of debt securities available for sale	695	806
Proceeds from sales of debt securities available for sale	821	145
Proceeds from maturities and paydowns of debt securities held to maturity	80	131
Purchases of equity securities, at fair value	(56)	(39)
Proceeds from sales of equity securities, at fair value	39	36
Purchases of equity securities, at cost	(76)	(157)
Proceeds from sales of equity securities, at cost	306	131
Net (increase) decrease in interest-bearing deposits in banks	(19)	50
Acquisitions, net of cash acquired	(129)	—
Net increase in loans and leases	(1,047)	(1,020)
Net increase in bank-owned life insurance	(7)	(13)
Premises and equipment:
Purchases	(16)	(32)
Proceeds from sales	31	—
Capitalization of software	(46)	(57)
Net cash used in investing activities	(1,471)	(1,118)
FINANCING ACTIVITIES
Net increase in deposits	4,341	641
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(488)	(500)
Net decrease in other short-term borrowed funds	(150)	(1,604)
Proceeds from issuance of long-term borrowed funds	2,750	6,250
Repayments of long-term borrowed funds	(7,002)	(3,250)
Treasury stock purchased	(200)	(175)
Net proceeds from issuance of preferred stock	292	—
Dividends declared and paid to common stockholders	(149)	(108)
Dividends declared and paid to preferred stockholders	(15)	—
Payments of employee tax withholding for share-based compensation	(18)	(13)
Net cash (used in) provided by financing activities	(639)	1,241
(Decrease) increase in cash and cash equivalents (1)	(1,638)	827
Cash and cash equivalents at beginning of period (1)	4,074	3,032
Cash and cash equivalents at end of period (1)	$2,436	$3,859

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s principal business activity is banking, conducted through its sole banking subsidiary, Citizens Bank, National Association.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL and the fair value of MSRs.
Certain prior period noninterest expense amounts reported in the Consolidated Statements of Operations have been reclassified to conform to the current period presentation. Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation. These changes had no effect on total interest expense, total noninterest expense, income before income tax expense, net income, total comprehensive income, total assets, total borrowed funds, total liabilities or total stockholders’ equity as previously reported.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 “Basis of Presentation” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
Acquisitions
On March 1, 2019, the Company expanded its mergers and acquisition advisory capabilities through the acquisition of Bowstring Advisors, LLC (“Bowstring”), an Atlanta, Georgia-based mergers and acquisition advisory and capital raising firm.
On January 1, 2019, the Company expanded its wealth management position through the acquisition of Clarfeld Financial Advisors, LLC (“Clarfeld”), a Tarrytown, New York-based boutique wealth management and financial advisory firm.
These acquisitions resulted in an estimated aggregate increase to goodwill of $118 million as of March 31, 2019. The Company expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed may subsequently be recorded, although any adjustments are not expected to be material.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Pronouncements Adopted in 2019

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

•
The Company adopted the new standard on January 1, 2019 under the modified retrospective method.

•
Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

•
Required disclosures are included in Note 9 “Derivatives”.

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

•
The Company adopted the new standard under the modified retrospective approach on January 1, 2019, which is applicable to both its leasing finance business as well as property and equipment leases in which Citizens is lessee.

•
Adoption resulted in a cumulative-effect adjustment of $12 million, net of taxes, to retained earnings related to leases in which Citizens is lessee.

•
Adoption resulted in the recognition of a right-of-use asset and corresponding lease liability of $734 million and $749 million, respectively in its Consolidated Balance Sheet as of March 31, 2019 for non-cancelable operating lease agreements.

•
Required lessor disclosures are included in Note 3 “Loans and Leases” and required lessee disclosures are included in Note 6 “Leases”.

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

• The Company prospectively adopted the new standard on January 1, 2019. • Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

•
Required effective date: January 1, 2020.

•
A company-wide, cross-discipline governance structure is in place to implement the new standard. The Company is currently identifying and researching key interpretive issues, revising policies and procedures, and completing the development, configuration and validation of loss forecasting models to meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy, qualitative factors, how the reasonable and supportable forecast period will be determined and documented, as well as the impacts of that decision in different parts of the credit cycle.

•
Analytical testing of the models started in the first quarter of 2019, and parallel testing is expected to begin early in the second half of 2019.

•
The Company expects the standard will result in earlier recognition of credit losses and an overall increase in the ACL, as it will cover estimated credit losses over the full remaining expected life of loans and commitments and will consider future reasonable and supportable changes in macroeconomic conditions. Since the magnitude of the increase in the Company’s ACL will be impacted by economic conditions, forecasted economic conditions, credit quality and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$72	$—	$—	$72	$24	$—	$—	$24
State and political subdivisions	5	—	—	5	5	—	—	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,768	66	(337)	20,497	20,211	28	(605)	19,634
Other/non-agency	916	18	(4)	930	236	3	(7)	232
Total mortgage-backed securities, at fair value	21,684	84	(341)	21,427	20,447	31	(612)	19,866
Total debt securities available for sale, at fair value	$21,761	$84	($341)	$21,504	$20,476	$31	($612)	$19,895
Federal agencies and U.S. government sponsored entities	$3,345	$1	($79)	$3,267	$3,425	$—	($132)	$3,293
Other/non-agency	—	—	—	—	740	8	—	748
Total mortgage-backed securities, at cost	3,345	1	(79)	3,267	4,165	8	(132)	4,041
Total debt securities held to maturity	$3,345	$1	($79)	$3,267	$4,165	$8	($132)	$4,041
Money market mutual fund investments	$198	$—	$—	$198	$181	$—	$—	$181
Total equity securities, at fair value	$198	$—	$—	$198	$181	$—	$—	$181
Federal Reserve Bank stock	$463	$—	$—	$463	$463	$—	$—	$463
Federal Home Loan Bank stock	133	—	—	133	364	—	—	364
Other equity securities	8	—	—	8	7	—	—	7
Total equity securities, at cost	$604	$—	$—	$604	$834	$—	$—	$834

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2019
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$72	$—	$—	$—	$72
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	251	1,641	18,876	20,768
Other/non-agency	2	8	—	906	916
Total debt securities available for sale	74	259	1,641	19,787	21,761
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,345	3,345
Total debt securities held to maturity	—	—	—	3,345	3,345
Total amortized cost of debt securities	$74	$259	$1,641	$23,132	$25,106

Fair value:
U.S. Treasury and other	$72	$—	$—	$—	$72
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	247	1,634	18,616	20,497
Other/non-agency	2	8	—	920	930
Total debt securities available for sale	74	255	1,634	19,541	21,504
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,267	3,267
Total debt securities held to maturity	—	—	—	3,267	3,267
Total fair value of debt securities	$74	$255	$1,634	$22,808	$24,771

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $166 million and $168 million for the three months ended March 31, 2019 and 2018, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended March 31,
(in millions)	2019	2018
Gains on sale of debt securities	$8	$8
Losses on sale of debt securities	—	—
Debt securities gains, net	$8	$8

The amortized cost and fair value of debt securities pledged are presented below:

	March 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$294	$294	$344	$338
Pledged against FHLB borrowed funds	—	—	745	752
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,306	3,248	3,592	3,460

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Citizens regularly enters into security repurchase agreements with unrelated counterparties. Repurchase agreements are financial transactions that involve the transfer of a security from one party to another and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term transactions and accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. When permitted by GAAP, the Company offsets short-term receivables associated with its reverse repurchase agreements against short-term payables associated with its repurchase agreements. Citizens recognized no offsetting of short-term receivables or payables as of March 31, 2019 or December 31, 2018. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 9 "Derivatives."
Securitizations of mortgage loans retained in the investment portfolio was $31 million and $26 million for the three months ended March 31, 2019 and 2018, respectively. These securitizations include a substantive guarantee by a third party. In 2019 the guarantors were FNMA and GNMA and in 2018 the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer:

	March 31, 2019
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	13	$569	($1)	519	$17,548	($415)	532	$18,117	($416)
Other/non-agency	—	—	—	7	48	(4)	7	48	(4)
Total	13	$569	($1)	526	$17,596	($419)	539	$18,165	($420)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	166	$4,881	($89)	429	$15,124	($648)	595	$20,005	($737)
Other/non-agency	10	139	(1)	11	72	(6)	21	211	(7)
Total	176	$5,020	($90)	440	$15,196	($654)	616	$20,216	($744)

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to the recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of March 31, 2019. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities do not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on debt securities held by the Company:

	Three Months Ended March 31,
(in millions)	2019	2018
Cumulative balance at beginning of period	$81	$80
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	1
Reductions due to increases in cash flow expectations on impaired debt securities(1)	—	(1)
Reductions for securities sold during the period(2)	(4)	—
Cumulative balance at end of period	$78	$80
(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.
(2) Reported in securities gains, net on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of March 31, 2019 and March 31, 2018 were $78 million and $80 million respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million.
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

(in millions)	March 31, 2019	December 31, 2018
Commercial(1)	$41,497	$40,857
Commercial real estate	13,372	13,023
Leases	2,820	2,903
Total commercial loans and leases	57,689	56,783
Residential mortgages	19,174	18,978
Home equity loans	1,006	1,073
Home equity lines of credit	12,394	12,710
Home equity loans serviced by others	375	399
Home equity lines of credit serviced by others	95	104
Automobile	11,992	12,106
Education	9,274	8,900
Credit cards	1,982	1,991
Other retail	3,634	3,616
Total retail loans(2)	59,926	59,877
Total loans and leases(3)	$117,615	$116,660
(1) SBA loans serviced for others by our subsidiaries are not included above and amounted to $17 million representing the government guaranteed portion of SBA loans sold to outside investors as of March 31, 2019. There were no SBA loans serviced for others as of December 31, 2018.
(2) Mortgage loans serviced for others by the Company’s subsidiaries are not included above and amounted to $70.8 billion and $69.6 billion at March 31, 2019 and December 31, 2018, respectively.
(3) Excluded from the table above are LHFS totaling $1.3 billion as of March 31, 2019 and December 31, 2018.
LHFS at fair value as of March 31, 2019 totaled $1.2 billion and consisted of residential mortgages originated for sale of $1.0 billion and loans in the commercial trading portfolio of $177 million. LHFS at fair value as of December 31, 2018 totaled $1.2 billion and consisted of residential mortgages originated for sale of $967 million and loans in the commercial trading portfolio of $252 million. Other LHFS totaled $66 million and $101 million as of March 31, 2019 and December 31, 2018, respectively, and consisted of commercial loans associated with the Company’s syndication business.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $23.7 billion and $25.6 billion at March 31, 2019 and December 31, 2018, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, was primarily comprised of auto, commercial and commercial real estate loans, and totaled $18.7 billion and $16.8 billion at March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019, the Company purchased $201 million of education loans. During the three months ended March 31, 2018, the Company purchased $200 million of commercial loans.
During the three months ended March 31, 2019, the Company sold $182 million of commercial loans and $22 million of retail TDRs, including $12 million of home equity loans and $10 million of residential mortgages. During the three months ended March 31, 2018 the company had no loan sales.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on Fortune 1000 companies for large capital equipment acquisitions including aircraft and railcars, among other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three to seven years and may include options to terminate the lease early or purchase the leased property prior to the end of the lease term. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. The Company does not have lease agreements which contain lease and nonlease components.
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
The components of the net investment in direct finance leases, before ALLL, are presented below:

(in millions)	March 31, 2019
Total future minimum lease rentals	$1,955
Estimated residual value of leased equipment (non-guaranteed)	1,082
Initial direct costs	13
Unearned income	(259)
Total leases	$2,791
Interest income on direct financing leases was $20 million for the three months ended March 31, 2019 and is reported within interest and fees on loans and leases in the Consolidated Statement of Operations.
A maturity analysis of direct financing lease receivables at March 31, 2019 is presented below:

(in millions)
2019	$439
2020	463
2021	344
2022	263
2023	188
Thereafter	258
Total undiscounted future minimum lease rentals	$1,955

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ACL consists of the ALLL and the reserve for unfunded commitments. It is increased through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan and lease portfolio and related commitments, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018, for a detailed discussion of the ALLL reserve methodology and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the ACL, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of March 31, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
A summary of changes in the ACL is presented below:

	Three Months Ended March 31, 2019
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$690	$552	$1,242
Charge-offs	(26)	(112)	(138)
Recoveries	2	47	49
Net charge-offs	(24)	(65)	(89)
Provision charged to income	25	67	92
Allowance for loan and lease losses, end of period	691	554	1,245
Reserve for unfunded lending commitments, beginning of period	91	—	91
Provision for unfunded lending commitments	(7)	—	(7)
Reserve for unfunded lending commitments, end of period	84	—	84
Total allowance for credit losses, end of period	$775	$554	$1,329

	Three Months Ended March 31, 2018
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$685	$551	$1,236
Charge-offs	(3)	(113)	(116)
Recoveries	6	40	46
Net charge-offs	3	(73)	(70)
Provision charged to income	23	57	80
Allowance for loan and lease losses, end of period	711	535	1,246
Reserve for unfunded lending commitments, beginning of period	88	—	88
Provision for unfunded lending commitments	(2)	—	(2)
Reserve for unfunded lending commitments, end of period	86	—	86
Total allowance for credit losses, end of period	$797	$535	$1,332

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	March 31, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$386	$696	$1,082	$391	$723	$1,114
Formula-based evaluation	57,303	59,230	116,533	56,392	59,154	115,546
Total loans and leases	$57,689	$59,926	$117,615	$56,783	$59,877	$116,660

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the ACL by evaluation method is presented below:

	March 31, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$42	$25	$67	$38	$26	$64
Formula-based evaluation	733	529	1,262	743	526	1,269
Allowance for credit losses	$775	$554	$1,329	$781	$552	$1,333

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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	March 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,296	$1,096	$892	$213	$41,497
Commercial real estate	12,953	381	36	2	13,372
Leases	2,670	111	39	—	2,820
Total commercial loans and leases	$54,919	$1,588	$967	$215	$57,689

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	March 31, 2019
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,876	$119	$38	$10	$131	$19,174
Home equity loans	883	80	12	4	27	1,006
Home equity lines of credit	11,769	366	76	28	155	12,394
Home equity loans serviced by others	332	22	8	2	11	375
Home equity lines of credit serviced by others	67	14	2	1	11	95
Automobile	10,654	1,067	196	58	17	11,992
Education	9,084	142	22	12	14	9,274
Credit cards	1,879	59	14	9	21	1,982
Other retail	3,502	75	27	17	13	3,634
Total retail loans	$57,046	$1,944	$395	$141	$400	$59,926

	December 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,664	$131	$37	$13	$133	$18,978
Home equity loans	945	75	12	3	38	1,073
Home equity lines of credit	12,042	386	65	22	195	12,710
Home equity loans serviced by others	355	21	7	3	13	399
Home equity lines of credit serviced by others	79	15	2	1	7	104
Automobile	10,729	1,039	207	59	72	12,106
Education	8,694	159	23	13	11	8,900
Credit cards	1,894	53	14	10	20	1,991
Other retail	3,481	76	26	18	15	3,616
Total retail loans	$56,883	$1,955	$393	$142	$504	$59,877

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial	$208	$194	$1	$1
Commercial real estate	4	7	—	—
Leases	—	—	—	—
Total commercial loans and leases	212	201	1	1
Residential mortgages (1)	138	136	20	15
Home equity loans	42	50	—	—
Home equity lines of credit	217	231	—	—
Home equity loans serviced by others	15	17	—	—
Home equity lines of credit serviced by others	14	15	—	—
Automobile	70	81	—	—
Education	43	38	2	2
Credit card	22	20	—	—
Other retail	7	8	9	7
Total retail loans	568	596	31	24
Total	$780	$797	$32	$25
(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans, which are accruing and 90 days or more past due, totaled $13 million and $12 million as of March 31, 2019 and December 31, 2018, respectively. Nonperforming balances also exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $144 million and $133 million as of March 31, 2019 and December 31, 2018, respectively. These loans are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets consisted primarily of other real estate owned and was presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $34 million as of both March 31, 2019 and December 31, 2018.
A summary of nonperforming loan and lease key performance indicators is presented below:

	March 31, 2019	December 31, 2018
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.18%	0.17%
Nonperforming retail loans as a percentage of total loans and leases	0.48	0.51
Nonperforming loans and leases as a percentage of total loans and leases	0.66%	0.68%

Nonperforming commercial assets as a percentage of total assets	0.13%	0.13%
Nonperforming retail assets as a percentage of total assets	0.37	0.39
Nonperforming assets as a percentage of total assets	0.50%	0.52%
The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings are in process was $170 million and $172 million as of March 31, 2019 and December 31, 2018, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

An analysis of the age of both accruing and nonaccruing loan and lease past due amounts is presented below:

	March 31, 2019				December 31, 2018
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$70	$9	$71	$150	$85	$3	$78	$166
Commercial real estate	56	65	2	123	8	32	5	45
Leases	8	—	—	8	7	—	—	7
Total commercial loans and leases	134	74	73	281	100	35	83	218
Residential mortgages	38	10	131	179	37	13	133	183
Home equity loans	12	4	27	43	12	3	38	53
Home equity lines of credit	76	28	155	259	65	22	195	282
Home equity loans serviced by others	8	2	11	21	7	3	13	23
Home equity lines of credit serviced by others	2	1	11	14	2	1	7	10
Automobile	196	58	17	271	207	59	72	338
Education	22	12	14	48	23	13	11	47
Credit cards	14	9	21	44	14	10	20	44
Other retail	27	17	13	57	26	18	15	59
Total retail loans	395	141	400	936	393	142	504	1,039
Total	$529	$215	$473	$1,217	$493	$177	$587	$1,257

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	March 31, 2019
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$195	$42	$165	$415	$360
Commercial real estate	—	—	26	46	26
Leases	—	—	—	—	—
Total commercial loans and leases	195	42	191	461	386
Residential mortgages	28	2	118	188	146
Home equity loans	30	2	70	135	100
Home equity lines of credit	23	1	179	243	202
Home equity loans serviced by others	20	1	19	51	39
Home equity lines of credit serviced by others	1	—	6	10	7
Automobile	1	—	21	30	22
Education	126	10	23	149	149
Credit cards	25	8	—	25	25
Other retail	3	1	3	7	6
Total retail loans	257	25	439	838	696
Total	$452	$67	$630	$1,299	$1,082

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$186	$31	$167	$450	$353
Commercial real estate	32	7	6	38	38
Leases	—	—	—	—	—
Total commercial loans and leases	218	38	173	488	391
Residential mortgages	28	2	127	201	155
Home equity loans	34	3	76	148	110
Home equity lines of credit	21	1	181	244	202
Home equity loans serviced by others	22	1	19	54	41
Home equity lines of credit serviced by others	1	—	7	11	8
Automobile	1	—	22	31	23
Education	130	11	23	153	153
Credit cards	24	7	1	25	25
Other retail	4	1	2	8	6
Total retail loans	265	26	458	875	723
Total	$483	$64	$631	$1,363	$1,114

Additional information on impaired loans is presented below:

	Three Months Ended March 31,
	2019		2018
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$3	$301	$2	$293
Commercial real estate	—	26	—	27
Leases	—	—	—	—
Total commercial loans and leases	3	327	2	320
Residential mortgages	1	143	1	149
Home equity loans	2	101	2	118
Home equity lines of credit	2	196	2	194
Home equity loans serviced by others	1	39	1	50
Home equity lines of credit serviced by others	—	7	—	9
Automobile	—	21	—	22
Education	2	150	2	171
Credit cards	—	24	—	24
Other retail	—	6	—	8
Total retail loans	8	687	8	745
Total	$11	$1,014	$10	$1,065
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	March 31, 2019	December 31, 2018
Commercial	$296	$304
Retail	696	723
Unfunded commitments related to TDRs	25	30
The table below summarizes how loans were modified during the three months ended March 31, 2019 and 2018. The reported balances represent the post-modification outstanding recorded investment and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended March 31, 2019
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	5	$1	12	$40
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	5	1	12	40
Residential mortgages	4	2	11	2	30	4
Home equity loans	7	—	—	—	27	1
Home equity lines of credit	29	4	35	6	105	8
Home equity loans serviced by others	—	—	—	—	4	—
Home equity lines of credit serviced by others	—	—	—	—	2	—
Automobile	25	—	5	—	289	4
Education	—	—	—	—	67	2
Credit cards	616	4	—	—	—	—
Other retail	—	—	—	—	1	—
Total retail loans	681	10	51	8	525	19
Total	681	$10	56	$9	537	$59

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2018
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$—	6	$1	18	$75
Commercial real estate	—	—	1	—	—	—
Total commercial loans	1	—	7	1	18	75
Residential mortgages	7	1	7	1	53	6
Home equity loans	11	1	—	—	32	2
Home equity lines of credit	15	1	42	5	93	7
Home equity loans serviced by others	1	—	—	—	7	—
Home equity lines of credit serviced by others	2	—	—	—	3	—
Automobile	36	1	17	1	269	4
Education	—	—	—	—	112	1
Credit cards	594	3	—	—	—	—
Other retail	1	—	—	—	4	—
Total retail loans	667	7	66	7	573	20
Total	668	$7	73	$8	591	$95
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
The net change to ALLL resulting from modification for the three months ended March 31, 2019 and 2018 was $2 million and $1 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded $1 million of charge-offs resulting from the modification of loans in the three months ended March 31, 2019 and 2018.
    A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2019 and 2018. If a TDR of any loan type becomes 90 days past due after being modified, the loan is written down to the fair value of collateral less cost to sell. The amount written off is charged to the ALLL. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended March 31, 2018 were $3 million. There were none for the three months ended March 31, 2019. For retail loans, there were $9 million and $10 million of loans which defaulted within 12 months of their restructuring date for the three months ended March 31, 2019 and 2018, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2019 and December 31, 2018, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	March 31, 2019
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Total
High loan-to-value	$342	$79	$134	$—	$555
Interest-only/negative amortization	1,724	—	—	—	1,724
Low introductory rate	—	—	—	219	219
Multiple characteristics and other	2	—	—	—	2
Total	$2,068	$79	$134	$219	$2,500

	December 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$318	$87	$148	$—	$—	$553
Interest-only/negative amortization	1,794	—	—	—	1	1,795
Low introductory rate	—	—	—	217	—	217
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,113	$87	$148	$217	$1	$2,566

NOTE 5 - MORTGAGE BANKING
In its mortgage banking business, the Company sells residential mortgages to GSEs and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. The following table summarizes activity related to residential mortgage loans sold with servicing rights retained for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in millions)	2019	2018
Residential mortgage loans sold with servicing retained	$2,919	$655
Gain on sales (1)	37	13
Contractually specified servicing, late and other ancillary fees (1)	48	15
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.

As of August 1, 2018, the Company maintains two separate classes of MSRs which at the time of initial capitalization, are differentiated by how the risk associated with valuation changes of the MSRs is managed. The acquired FAMC portfolio is accounted for under the fair value method while the Company’s MSR portfolio held before the FAMC acquisition is accounted for under the amortization method. Beginning January 1, 2019, all of the Company’s newly originated MSRs are accounted for under the fair value method. The Company implemented an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

value method, which includes the purchase of freestanding derivatives. Any change in fair value during the period for MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, is recorded in mortgage banking fees in the Consolidated Statements of Operations.
The following table summarizes changes in MSRs recorded using the amortization method for the three months ended March 31, 2019 and 2018.

	As of and for the Three Months Ended March 31,
(in millions)	2019	2018
Mortgage servicing rights:
Balance as of beginning of period	$221	$201
Amount capitalized	—	8
Amortization	(9)	(8)
Carrying amount before valuation allowance	212	201
Valuation allowance for servicing assets:
Balance as of beginning of period	—	3
Valuation recoveries	—	(3)
Balance at end of period	—	—
Net carrying value of MSRs	$212	$201
The following table summarizes changes in MSRs recorded using the fair value method for the three months ended March 31, 2019. There were no MSRs recorded using the fair value method for the three months ended March 31, 2018.

Three Months Ended March 31, 2019
(in millions)
Fair value as of beginning of the period	$600
Amounts capitalized	35
Changes in unpaid principal balance during the period (1)	(26)
Changes in fair value during the period (2)	(46)
Fair value at end of the period	$563
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For MSRs under the amortization method, the key economic assumptions used to estimate the fair value are presented below:

	March 31, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$224	50 bps adverse change	100 bps adverse change	$243	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.1			6.5
Weighted average constant prepayment rate	9.6%	$27	$58	8.5%	$24	$56
Weighted average discount rate	9.3%	4	8	9.3%	5	9
For MSRs under the fair value method, the key economic assumptions used to estimate the fair value are presented below:

	March 31, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$563	50 bps adverse change	100 bps adverse change	$600	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.7			8.0
Weighted average constant prepayment rate	10.7%	$81	$177	8.2%	$68	$148
Weighted average option adjusted spread	568 bps	11	22	609 bps	13	26
Citizens accounts for derivatives in its mortgage banking operations at fair value on the balance sheet as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 9 "Derivatives" for additional information.
NOTE 6 - LEASES
The Company determines if an arrangement is a lease at inception and records a right-of-use asset and a corresponding lease liability. A right-of-use asset represents the value of the Company’s contractual right to use an underlying leased asset and a lease liability represents the Company’s contractual obligation to make payments on the same underlying leased asset. Operating and finance lease right-of-use assets and liabilities are recognized at commencement date based on the present value of the lease payments over the non-cancelable lease term. As most of the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

In its normal course of business, the Company leases both equipment and real estate, including office and branch space. Lease terms predominantly range from one to ten years and may include options to extend the lease, terminate the lease, or purchase the underlying asset at the end of the lease. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. The Company has lease agreements that contain lease and non-lease components and for certain real estate leases, these components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets and are recognized in occupancy expense in the Company’s Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company may also enter into subleases with third parties for certain leased real estate properties that are no longer occupied.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of operating lease cost are presented below:

(in millions)	Three Months Ended March 31, 2019
Operating lease cost	$40
Short-term lease cost	3
Variable lease cost	2
Sublease income	(1)
Total	$44

Operating lease cost is recognized on a straight line basis over the lease term and recorded in occupancy expense on the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	March 31, 2019	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$746	Other assets
Operating lease liabilities	762	Other liabilities

Supplemental information related to the Company’s operating lease arrangements is presented below:

(in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$39
Right-of-use assets in exchange for new operating lease liabilities	47

The weighted average remaining lease term and weighted average discount rate for operating leases is seven years and 3.23%, respectively.

At March 31, 2019, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31:

(in millions	Operating Leases
2019	$108
2020	157
2021	140
2022	115
2023	90
Thereafter	249
Total lease payments	859
Less interest	97
Present value of lease liabilities	$762

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - VARIABLE INTEREST ENTITIES
Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its equity investment and outstanding loans to special purpose entities. A summary of these investments is presented below:

(in millions)	March 31, 2019	December 31, 2018
LIHTC investment included in other assets	$1,263	$1,236
LIHTC unfunded commitments included in other liabilities	676	673
Renewable energy investments included in other assets	315	319
Lending to special purpose entities included in loans and leases	728	613
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2019	2018
Tax credits included in income tax expense	$35	$25
Amortization expense included in income tax expense	37	27
Other tax benefits included in income tax expense	8	6
No LIHTC investment impairment losses were recognized during the three months ended March 31, 2019 and 2018, respectively.
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
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the lending facilities had aggregate unpaid principal balances of $728 million and $613 million, respectively, and undrawn commitments to extend credit of $677 million and $584 million, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	March 31, 2019	December 31, 2018
Federal funds purchased	$375	$820
Securities sold under agreements to repurchase	293	336
Other short-term borrowed funds	11	161
Total short-term borrowed funds	$679	$1,317

Key data related to short-term borrowed funds is presented in the following table:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.39%	—%	1.72%
Other short-term borrowed funds	3.03	3.40	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,134	$625	$1,282
Other short-term borrowed funds	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$640	$645	$654
Other short-term borrowed funds	58	588	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.24%	0.66%	0.92%
Other short-term borrowed funds	2.75	1.67	2.10
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	March 31, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	745	744
2.250% senior unsecured notes, due March 2020 (1)	694	691
3.155% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
3.216% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	499	499
2.250% senior unsecured notes, due October 2020 (1)	742	738
2.550% senior unsecured notes, due May 2021 (1)	973	964
3.250% senior unsecured notes, due February 2022 (1)	702	—
3.413% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
3.456% floating-rate senior unsecured notes, due May 2022 (1) (2)	249	249
2.650% senior unsecured notes, due May 2022 (1)	492	487
3.700% senior unsecured notes, due March 2023 (1)	508	502
3.551% floating-rate senior unsecured notes, due March 2023 (1) (2)	249	249
3.750% senior unsecured notes, due February 2026 (1)	506	—
Federal Home Loan Bank advances, 2.787% weighted average rate, due through 2038	2,508	7,508
Other	21	9
Total long-term borrowed funds	$11,725	$15,925
(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of March 31, 2019.
The Parent Company’s long-term borrowed funds as of March 31, 2019 and December 31, 2018 included principal balances of $2.0 billion for each period, respectively, and unamortized deferred issuance costs and/or discounts of ($4) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of March 31, 2019 and December 31, 2018 included principal balances of $9.8 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($18) million and ($14) million, respectively, and hedging basis adjustments of ($23) million and ($66) million, respectively. See Note 9 "Derivatives" for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $7.7 billion and $13.0 billion at March 31, 2019 and December 31, 2018, respectively. The Company’s available FHLB borrowing capacity was $8.4 billion and $4.8 billion at March 31, 2019 and December 31, 2018, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2019, the Company’s unused secured borrowing capacity was approximately $42.5 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at March 31, 2019 is presented below:

(in millions)	Parent Company	Banking and Other Subsidiaries	Consolidated
Year
2019	$—	$748	$748
2020	—	4,989	4,989
2021	349	978	1,327
2022	348	1,749	2,097
2023	—	759	759
2024 and thereafter	1,291	514	1,805
Total	$1,988	$9,737	$11,725
NOTE 9 - DERIVATIVES
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
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 13 "Fair Value Measurements."
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	March 31, 2019			December 31, 2018
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$14,500	$—	$15	$12,050	$5	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	126,525	443	145	117,076	301	277
Foreign exchange contracts	11,858	135	113	9,866	129	113
Other contracts	5,221	19	21	3,555	14	25
Total derivatives not designated as hedging instruments		597	279		444	415
Gross derivative fair values		597	294		449	415
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(78)	(78)		(87)	(87)
Less: Cash collateral applied (2)		(54)	(43)		(45)	(36)
Total net derivative fair values presented in the Consolidated Balance Sheets		$465	$173		$317	$292
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated as highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

strategies for undertaking various accounting hedges. Additionally, Citizens monitors the effectiveness of its hedge relationships during the duration of the hedge relationship. The methods utilized to assess hedge effectiveness vary based on the type of item being hedged. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair Value Hedges
Citizens has outstanding interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings. The changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the same income statement line in the Consolidated Statements of Operations.
The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Change in fair value of interest rate swaps hedging borrowed funds	$39	($39)	Interest expense - borrowed funds
Change in fair value of hedged long-term debt attributable to the risk being hedged	(39)	37	Interest expense - borrowed funds
The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

March 31, 2019
(in millions)	Long-term borrowed funds
Carrying amount of the hedged liabilities	$5,362
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items(1)	(23)
(1) The balance reported includes ($4) million of cumulative hedging adjustments recorded on discontinued fair value hedging relationships.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets. All of these swaps have been deemed as highly effective cash flow hedges. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in OCI and reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings. During the next 12 months, there are $12 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2019.

During the three months ended March 31, 2019 and 2018, there were no gains or losses reclassified from OCI to current period earnings (other income) associated with the discontinuance of the Company’s cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the pretax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(in millions)	2019	2018(1)
Amount of pretax net gains (losses) recognized in OCI	$51	($70)
Amount of pretax net losses reclassified from OCI into interest income	(20)	(6)
Amount of pretax net gains reclassified from OCI into interest expense	—	4
(1) For the three months ended March 31, 2018, the amount of pretax net losses recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income.

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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2019	2018
Economic hedge type:
Customer interest rate contracts	$229	($204)	Foreign exchange and interest rate products
Customer foreign exchange contracts	(34)	11	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(217)	216	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	40	(17)	Foreign exchange and interest rate products
Residential loan commitments	5	(1)	Mortgage banking fees
Forward sale contracts	4	—	Mortgage banking fees
Interest rate derivative contracts used to hedge residential MSRs	45	—	Mortgage banking fees
Total	$72	$5

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(52)	(272)	—	(324)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	2	(5)	3	—
Net other comprehensive (loss) income	(50)	(278)	3	(325)
Balance at March 31, 2018	($193)	($514)	($438)	($1,145)
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	39	246	—	285
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	15	(5)	3	13
Cumulative effect of change in accounting standards	—	5	—	5
Net other comprehensive income	54	246	3	303
Balance at March 31, 2019	($89)	($244)	($460)	($793)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2019	2018
Details about AOCI Components			Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative losses included in net income:	($20)	($6)	Interest income
	—	4	Interest expense
	(20)	(2)	Income before income tax expense
	(5)	—	Income tax expense
	($15)	($2)	Net income
Reclassification of net debt securities gains to net income:	$8	$8	Securities gains, net
	(1)	(1)	Net debt securities impairment losses recognized in earnings
	7	7	Income before income tax expense
	2	2	Income tax expense
	$5	$5	Net income
Reclassification of changes related to the employee benefit plan:	($5)	($4)	Other operating expense
	(5)	(4)	Income before income tax expense
	(2)	(1)	Income tax expense
	($3)	($3)	Net income
Total reclassification (losses) gains	($13)	$—	Net income

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2019	2018
Net interest income (includes ($20) and ($2) of AOCI reclassifications, respectively)	$1,160	$1,091
Provision for credit losses	85	78
Noninterest income (includes $7 and $7 of AOCI reclassifications, respectively)	428	371
Noninterest expense (includes $5 and $4 of AOCI reclassifications, respectively)	937	883
Income before income tax expense	566	501
Income tax expense (includes ($5) and $1 income tax net expense from reclassification items, respectively)	127	113
Net income	$439	$388
NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table provides the number of authorized preferred shares, the number of issued and outstanding, the liquidation value per share and the carrying amount:

			March 31, 2019			December 31, 2018
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	292	—	—
Total			1,150,000		$1,132	850,000	$840
(1)Equivalent to $25 per depositary share.
(2)Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
The following table provides information related to the Company’s preferred stock outstanding as of March 31, 2019:

(in millions, except share data)
Preferred Stock(1)	Issue Date	Number of Shares Outstanding	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series A	April 6, 2015	250,000	Semi-annually beginning October 6, 2015 until April 6, 2020	5.500% until April 6, 2020	April 6, 2020
			Quarterly beginning July 6, 2020	3 Mo. LIBOR plus 3.960% beginning April 6, 2020
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. LIBOR plus 3.003% beginning July 6, 2023
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.157% beginning April 6, 2024
Series D	January 29, 2019	300,000(4)	Quarterly beginning April 6, 2019 until April 6, 2024	6.350% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.642% beginning April 6, 2024
(1) All outstanding series are non-cumulative fixed-to-floating rate perpetual preferred stock. Except in limited circumstances, the preferred stock does not have voting rights.
(2) Dividends are payable when, and if, declared by the Company’s Board of Directors or an authorized committee thereof.
(3) Redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after the date stated, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event a as defined in the applicable certificate of designations, in each case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share for the Series D Preferred Stock), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Under current rules, any redemption is subject to approval by the FRB.
(4) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.32	$149	$149	$0.22	$108	$108
Preferred stock
Series A	$27.50	$7	$—	$27.50	$7	$—
Series B	—	—	11	—	—	—
Series C	15.94	5	4	—	—	—
Series D	11.82	3	—	—	—	—
Total preferred stock		$15	$15		$7	$—
Treasury Stock
During the three months ended March 31, 2019, the Company repurchased $200 million, or 5,823,891 shares, of its outstanding common stock. The repurchased shares are held in treasury stock.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 “Commitments and Contingencies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

(in millions)	March 31, 2019	December 31, 2018
Commitments to extend credit	$68,564	$69,553
Letters of credit	2,089	2,125
Marketing rights	37	37
Risk participation agreements	27	19
Loans sold with recourse	22	5
Total	$70,739	$71,739
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
In first quarter 2019, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with first quarter 2019 and ending with fourth quarter 2019. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $600 million and $1.0 billion, respectively, and the remaining maximum purchase commitment is $799 million as of March 31, 2019.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $166 million and $234 million, respectively, at March 31, 2019 and $68 million and $161 million, respectively, at December 31, 2018.
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Standby letters of credit, both financial and performance, are issued by the Company for its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments, net of the value of collateral held. Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amounts of reserves for unfunded commitments. Standby letters of credit and commercial letters of credit are issued for terms of up to ten years and one year, respectively.
Other Commitments
Citizens has additional off-balance sheet arrangements that are summarized below.

•	Marketing Rights - During 2003, Citizens entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania.

•
Loans sold with recourse - Citizens is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to GSEs. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. The Company also sells the government guaranteed portion of certain SBA loans to outside investors, for which it retains the servicing rights.

•
Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over 86 counterparties. RPAs generally have terms ranging from one to five years; however, certain outstanding agreements have terms as long as nine years.

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
NOTE 13 - FAIR VALUE MEASUREMENTS
As discussed in Note 19 “Fair Value Measurements,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018, Citizens measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Citizens

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

also applies the fair value measurement guidance to determine amounts reported for certain disclosures in this Note for assets and liabilities that are not required to be reported at fair value in the financial statements.
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value. Applying fair value accounting to the residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and commercial real estate held for sale loans are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within the near-term.
Fair Value Option
Residential Mortgage Loans Held for Sale
The fair value of residential mortgage LHFS is derived from observable mortgage security prices and includes adjustments for loan servicing value, agency guarantee fees, and other loan level attributes which are mostly observable in the marketplace. Credit risk does not significantly impact the valuation since these loans are sold shortly after origination. Therefore, the Company classifies the residential mortgage LHFS in Level 2 of the fair value hierarchy.
The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. The residential mortgage loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of ($1) million and ($3) million for the three months ended March 31, 2019 and 2018, respectively.
Interest income on residential mortgage LHFS is calculated based on the contractual interest rate of the loan and is recorded in interest income.
Commercial and Commercial Real Estate Loans Held for Sale
The fair value of commercial and commercial real estate LHFS is estimated using observable prices of similar loans that transact in the marketplace. In addition, Citizens uses external pricing services that provide estimates of fair values based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques. Therefore, the Company classifies the commercial and commercial real estate loans managed by the commercial secondary loan desk in Level 2 of the fair value hierarchy given the observable market inputs.
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of March 31, 2019 and December 31, 2018. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 12 "Commitments and Contingencies" for further information.
Interest income on commercial and commercial real estate LHFS is calculated based on the contractual interest rate of the loan and is recorded in interest income. Citizens recognized $3 million in other noninterest income related to its commercial trading portfolio for the three months ended March 31, 2019 and $1 million for the three months ended March 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2019			December 31, 2018
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,009	$1,009	$—	$967	$967	$—
Commercial and commercial real estate loans held for sale, at fair value	177	177	—	252	252	—

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value. The valuation methodologies used for significant assets and liabilities carried on the balance sheet at fair value on a recurring basis are presented below:
Debt Securities Available for Sale
The fair value of debt securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, the security is classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models. These instruments are classified as Level 2 because the inputs to the valuations are observable. The pricing models used to value securities generally begin with observable market prices (or rates) for similar instruments and make adjustments based on the characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include specified pool mortgage “pass-through” securities and other debt securities issued by U.S. GSEs and state and political subdivisions. The pricing models used to value securities under the income approach generally begin with the contractual cash flows of each security and make adjustments based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.
A significant majority of the Company’s Level 1 and 2 debt securities are priced using an external pricing service. Citizens verifies the accuracy of the pricing provided by its primary outside pricing service on a quarterly basis. This process involves using a secondary external vendor to provide valuations for the Company’s securities portfolio for comparison purposes. Any valuation discrepancies beyond established thresholds are researched and, if necessary, corroborated by an independent outside broker.
In certain cases where there is limited activity or less transparency around inputs to the valuation model, securities are classified as Level 3. There are no AFS securities valued using significant Level 3 inputs at March 31, 2019.
Residential Loans Held for Sale
See the “Fair Value Option, Residential Mortgage Loans Held for Sale” discussion above.
Commercial Loans Held for Sale
See the “Fair Value Option, Commercial and Commercial Real Estate Loans Held for Sale” discussion above.
Mortgage Servicing Rights - Fair Value Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 5 "Mortgage Banking" for more information.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Citizens also considers certain adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty, as well as factors in the Company’s own credit quality. Citizens incorporates the effect of this exposure by netting its derivative contracts with the available collateral and calculating a valuation adjustment on the overall basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps in their entirety. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
The fair value of foreign exchange derivatives uses the mid-point of daily quoted currency spot prices as an input to the model. A valuation model estimates fair value based on the quoted spot rates together with interest rate yield curves and forward currency rates. Since all of these inputs are observable in the market, foreign exchange derivatives are classified as Level 2 in the fair value hierarchy.
Other contracts primarily consist of interest rate lock commitments, and forward sales commitments of residential MBS used to economically hedge existing mortgage commitments that are pending closure. Forward sales commitments are valued based on the value of similarly situated pools of mortgages trading in the market, adjusted for the unique characteristics  of the TBA pool. Since these inputs are observable in the market, these derivatives are classified as Level 2 in the fair value hierarchy. Interest rate lock commitments are valued utilizing internally generated loan closing rate assumptions, which are a significant unobservable input, and therefore are classified as Level 3 in the fair value hierarchy.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Money Market Mutual Fund Investments
Fair value is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$21,427	$—	$21,427	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	72	72	—	—
Total debt securities available for sale	21,504	72	21,432	—
Loans held for sale, at fair value:
Residential loans held for sale	1,009	—	1,009	—
Commercial loans held for sale	177	—	177	—
Total loans held for sale, at fair value	1,186	—	1,186	—
Mortgage servicing rights	563	—	—	563
Derivative assets:
Interest rate contracts	443	—	443	—
Foreign exchange contracts	135	—	135	—
Other contracts	19	—	1	18
Total derivative assets	597	—	579	18
Equity securities, at fair value:
Money market mutual fund investments	198	198	—	—
Total equity securities, at fair value	198	198	—	—
Total assets	$24,048	$270	$23,197	$581
Derivative liabilities:
Interest rate contracts	$160	$—	$160	$—
Foreign exchange contracts	113	—	113	—
Other contracts	21	—	21	—
Total derivative liabilities	294	—	294	—
Total liabilities	$294	$—	$294	$—

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
Derivative assets:
Interest rate contracts	306	—	306	—
Foreign exchange contracts	129	—	129	—
Other contracts	14	—	14	—
Total derivative assets	449	—	449	—
Equity securities, at fair value:
Money market mutual fund investments	181	181	—	—
Total equity securities, at fair value	181	181	—	—
Total assets	$22,344	$205	$21,539	$600
Derivative liabilities:
Interest rate contracts	$277	$—	$277	$—
Foreign exchange contracts	113	—	113	—
Other contracts	25	—	25	—
Total derivative liabilities	415	—	415	—
Total liabilities	$415	$—	$415	$—

The following tables present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the three months ended March 31, 2019. There were no assets measured at fair value on a recurring basis and classified as Level 3 for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Balance at January 1, 2019	$600	$—
Amount capitalized	35	—
Change in unpaid principal balance during the period (1)	(26)	—
Change in fair value during the period (2)	(46)	—
Transfers from Level 2 to Level 3(3)	—	18
Balance at March 31, 2019	$563	$18
(1) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(2) Represents changes in value primarily due to market driven changes in interest rates and prepayment speeds.
(3) Reflects changes in the significance of unobservable inputs on derivative contracts associated with mortgage origination activities.

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method and loan impairments for certain loans and leases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Mortgage Servicing Rights - Amortization Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 5 "Mortgage Banking" for more information. See also Note 8 “Mortgage Banking” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2019	2018
Impaired collateral-dependent loans	($4)	($2)
MSRs	—	3
Foreclosed assets	—	(1)
Leased assets	(3)	—

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	March 31, 2019				December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$371	$—	$371	$—	$338	$—	$338	$—
MSRs	224	—	—	224	243	—	—	243
Foreclosed assets	29	—	29	—	29	—	29	—
Leased assets	91	—	91	—	92	—	92	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,345	$3,267	$—	$—	$3,345	$3,267	$—	$—
Equity securities, at cost	604	604	—	—	604	604	—	—
Other loans held for sale	66	66	—	—	—	—	66	66
Loans and leases	117,615	117,862	—	—	371	371	117,244	117,491
Financial liabilities:
Deposits	123,916	123,875	—	—	123,916	123,875	—	—
Federal funds purchased and securities sold under agreements to repurchase	668	668	—	—	668	668	—	—
Other short-term borrowed funds	11	11	—	—	11	11	—	—
Long-term borrowed funds	11,725	11,767	—	—	11,725	11,767	—	—

	December 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$4,165	$4,041	$—	$—	$4,165	$4,041	$—	$—
Equity securities, at cost	834	834	—	—	834	834	—	—
Other loans held for sale	101	101	—	—	—	—	101	101
Loans and leases	116,660	116,627	—	—	338	338	116,322	116,289
Financial liabilities:
Deposits	119,575	119,503	—	—	119,575	119,503	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	—	—	1,156	1,156	—	—
Other short-term borrowed funds	161	161	—	—	161	161	—	—
Long-term borrowed funds	15,925	15,877	—	—	15,925	15,877	—	—
NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$97	$26	$123	$98	$26	$124
Card fees	50	9	59	52	9	61
Capital markets fees	—	49	49	—	37	37
Trust and investment services fees	47	—	47	40	—	40
Other banking fees	—	2	2	—	3	3
Total revenue from contracts with customers	$194	$86	$280	$190	$75	$265
(1) There is no revenue from contracts with customers included in Other non-segment operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2019 and 2018, the Company recognized trailing commissions of $4 million related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended March 31,
(in millions)	2019	2018
Bank-owned life insurance	$14	$14
NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2019	2018
Deposit insurance	$16	$31
Promotional expense	27	25
Settlements and operating losses	11	12
Other	56	52
Other operating expense	$110	$120
NOTE 16 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per share data)	2019	2018
Numerator (basic and diluted):
Net income	$439	$388
Less: Preferred stock dividends	15	7
Net income available to common stockholders	$424	$381
Denominator:
Weighted-average common shares outstanding - basic	460,713,172	487,500,618
Dilutive common shares: share-based awards	1,807,508	1,766,208
Weighted-average common shares outstanding - diluted	462,520,680	489,266,826
Earnings per common share:
Basic	$0.92	$0.78
Diluted (1)	0.92	0.78

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were antidilutive shares totaling 1 million for the three months ended March 31, 2019. There were no antidilutive shares for the three months ended March 31, 2018.

NOTE 17 - BUSINESS OPERATING SEGMENTS
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $3.0 billion and provides a full complement of financial products and solutions, including loans, leases, trade financing, deposits, cash management, commercial cards, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, professionals, oil and gas, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused in the Company’s footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). A key component of Commercial Banking’s growth strategy is to bring ideas to clients that help their businesses thrive, and in doing so, expand the loan portfolio and ancillary product sales.
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loans and leases placed in runoff in the third quarter of 2016), and other unallocated assets, liabilities, capital, revenues, provision for credit losses, and expenses including income tax expense. In addition to non-segment operations, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, the Company allocates all goodwill to its Consumer Banking and/or Commercial Banking reporting units.

	As of and for the Three Months Ended March 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$788	$372	$—	$1,160
Noninterest income	247	150	31	428
Total revenue	1,035	522	31	1,588
Noninterest expense	700	209	28	937
Profit before provision for credit losses	335	313	3	651
Provision for credit losses	67	21	(3)	85
Income before income tax expense (benefit)	268	292	6	566
Income tax expense (benefit)	66	65	(4)	127
Net income	$202	$227	$10	$439
Total average assets	$65,007	$55,630	$39,778	$160,415

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended March 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$733	$357	$1	$1,091
Noninterest income	222	125	24	371
Total revenue	955	482	25	1,462
Noninterest expense	656	208	19	883
Profit before provision for credit losses	299	274	6	579
Provision for credit losses	72	(4)	10	78
Income (loss) before income tax expense (benefit)	227	278	(4)	501
Income tax expense (benefit)	57	63	(7)	113
Net income	$170	$215	$3	$388
Total average assets	$61,348	$50,393	$39,782	$151,523
There have been no significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 25 “Business Operating Segments,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 12 "Commitments and Contingencies" in the Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended March 31, 2019 are included in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
January 1, 2019 - January 31, 2019	5,617,978	$34.34	5,617,978	$127,071,332
February 1, 2019 - February 28, 2019	—	—	—	$127,071,332
March 1, 2019 - March 31, 2019	205,913	$34.34	205,913	$120,000,000
(1) On June 28, 2018, the Company announced that its 2018 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $1.02 billion for the four-quarter period ending with the second quarter of 2019. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the first quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by March 31, 2019. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 8-A, filed January 29, 2019)

3.5 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form 8-A, filed January 29, 2019)

CITIZENS FINANCIAL GROUP, INC.

4.2 Deposit Agreement dated January 29, 2019, between the Corporation, Computershare Inc., Computershare Trust Company, N.A., and the holders from time to time of the Depositary Receipts representing interests in the Series D preferred stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 29, 2019)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

* Filed herewith.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)