Form 10-Q
period 2019-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2019-08-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(401) 456-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, representing 6.350% Non-Cumulative Perpetual Preferred Stock, Series D	CFG PrD	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 447,086,518 shares of Registrant’s common stock ($0.01 par value) outstanding on August 1, 2019.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $162.7 billion in assets as of June 30, 2019. Our mission is to help our customers, colleagues and communities reach their potential. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center and the convenience of approximately 2,900 ATMs and approximately 1,100 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

This document contains non-GAAP financial measures denoted as “Underlying” results. Underlying results for any given reporting period exclude certain items that may occur in that period which Management does not consider indicative of the Company’s on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by our Management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and accordingly, are useful to consider in addition to our GAAP financial results.
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
Non-GAAP measures are denoted throughout the MD&A by the use of the term Underlying and/or are followed by an asterisk (*). For additional information regarding our non-GAAP financial measures and reconciliations, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” included in this Report.
FINANCIAL PERFORMANCE
Second Quarter 2019 compared with Second Quarter 2018 - Key Highlights
Second quarter 2019 net income of $453 million increased 7% from $425 million in second quarter 2018, with earnings per diluted common share of $0.95, up 8% from $0.88 per diluted common share in second quarter 2018. Second quarter 2019 ROTCE of 12.8% compared to 12.9% in second quarter 2018.
There were $5 million after-tax, or $0.01 per diluted common share, of notable items recorded in second quarter 2019 tied to integration costs associated with Acquisitions. There were no notable items recorded in second quarter 2018.

	Three Months Ended June 30,
	2019			2018
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$951	$127	$453	$875	$124	$425
Less notable items:
Total integration costs	7	(2)	(5)	—	—	—
Underlying results* (non-GAAP)	$944	$129	$458	$875	$124	$425
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

•
Net income available to common stockholders of $435 million increased $10 million, or 2%, compared to $425 million in second quarter 2018, driven by 8% revenue growth, with 4% growth in net interest income and 19% growth in noninterest income.

◦	On an Underlying basis,* net income available to common stockholders of $440 million increased $15 million, or 4%, from second quarter 2018.

•	Total revenue of $1.6 billion increased $119 million, or 8%, from second quarter 2018, reflecting strength in noninterest income and increased net interest income.

◦	Net interest income of $1.2 billion increased $45 million, or 4%, compared to $1.1 billion in second quarter 2018, driven by growth in interest earning assets and stable net interest margin.

◦
Net interest margin of 3.20% remained stable compared to second quarter 2018, reflecting higher interest-earning asset yields given higher short-term interest rates and continued mix shift towards higher-yielding assets, offset by an increase in funding costs tied to higher rates and growth.

–	Net interest margin on a fully taxable-equivalent basis of 3.21% decreased by one basis point, compared to 3.22% in second quarter 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

–
Average loans and leases of $117.8 billion increased $4.9 billion, or 4%, from $112.9 billion in second quarter 2018, reflecting a $3.3 billion increase in commercial loans and leases and a $1.6 billion increase in retail loans.

–
Average deposits of $123.2 billion increased $8.0 billion, or 7%, from $115.1 billion in second quarter 2018, reflecting growth in term deposits, savings and checking with interest, partially offset by a reduction in money market accounts and demand deposits.

◦
Noninterest income of $462 million increased $74 million, or 19%, from second quarter 2018, driven by growth in mortgage banking fees, capital market fees, trust and investment services fees and card fees.

•
Noninterest expense of $951 million increased $76 million, or 9%, compared to $875 million in second quarter 2018, reflecting the impact of our investments in growth initiatives, partially offset by lower other operating expense, largely tied to a reduction in FDIC insurance and advertising expense.

◦	On an Underlying basis,* noninterest expense increased $69 million, or 8%, from second quarter 2018.

•
The efficiency ratio increased to 58.4% from 58.0% in second quarter 2018, and operating leverage declined 1% from second quarter 2018, both primarily driven by the impact of notable items and Acquisitions.

◦	On an Underlying basis,* the efficiency ratio of 58.0% remained stable with second quarter 2018, despite a 38 basis point drag related to Acquisitions.

◦	On an Underlying basis,* operating leverage was stable despite a 68 basis point drag related to Acquisitions.

•
Provision for credit losses of $97 million increased $12 million, or 14%, from $85 million in second quarter 2018, reflecting 4% average loan growth, continued seasoning in retail growth portfolios and several idiosyncratic losses in commercial, with key metrics continuing to reflect strong credit quality.

•
ROTCE of 12.8% decreased slightly from 12.9% in second quarter 2018 as an approximately 50 basis point drag from higher equity value, given the benefit on securities valuations from lower long-term rates, offset the benefit of profitability growth.

◦	On an Underlying basis,* ROTCE of 12.9% was stable with second quarter 2018.

•	Tangible book value per common share of $30.88 increased 12% from second quarter 2018. Fully diluted average common shares outstanding decreased 6%, or 26.8 million shares, over the same period.
First Half 2019 compared with First Half 2018 - Key Highlights
Net income of $892 million increased 10% from $813 million in the first half of 2018, with earnings per diluted common share of $1.86, up 13% from $1.65 per diluted common share over the first half of 2018. ROTCE of 12.9% improved from 12.3% in the first half of 2018.
There were $9 million after-tax, or $0.02 per diluted common share, of notable items in the first half of 2019 tied to integration costs related to Acquisitions. There were no notable items in the first half of 2018.

	Six Months Ended June 30,
	2019			2018
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,888	$254	$892	$1,758	$237	$813
Less notable items:
Total integration costs	12	(3)	(9)	—	—	—
Underlying results* (non-GAAP)	$1,876	$257	$901	$1,758	$237	$813
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

•
Net income available to common stockholders of $859 million increased $53 million, or 7%, compared to $806 million in the first half of 2018. Earnings per diluted common share increased $0.21, or 13%, from the first half of 2018.

◦	On an Underlying basis,* net income available to common stockholders of $868 million increased by 8%, led by 8% revenue growth with 5% growth in net interest income.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

◦	On an Underlying basis,* earnings per diluted common share of $1.88 increased $0.23, or 14%, from the first half of 2018.

•	Total revenue of $3.2 billion increased $245 million, or 8%, from the first half of 2018, driven by strong net interest and noninterest income growth.

◦	Net interest income of $2.3 billion increased $114 million, or 5%, compared to $2.2 billion in the first half of 2018, driven by higher loan yields and 5% average loan growth.

◦
Net interest margin of 3.22% increased two basis points from 3.20% in the first half of 2018, driven by higher interest-earning asset yields given higher short-term interest rates and continued mix shift toward more attractive risk-adjusted return portfolios.

–	Net interest margin on a fully taxable-equivalent basis of 3.23% increased by two basis points, compared to 3.21% in the first half of 2018.

–
Average loans and leases of $117.7 billion increased $5.7 billion, or 5%, from $112.0 billion in the first half of 2018, reflecting a $4.2 billion increase in commercial loans and leases and a $1.5 billion increase in retail loans.

–	Average deposits of $121.8 billion increased $7.5 billion, or 7%, from $114.3 billion in the first half of 2018, reflecting growth in term deposits, regular savings and checking with interest.

◦
Noninterest income of $890 million increased $131 million, or 17%, from the first half of 2018, driven by growth in mortgage banking fees, capital market fees, trust and investment services fees and foreign exchange and interest rate products fees.

•
Noninterest expense of $1.9 billion increased $130 million, or 7%, from $1.8 billion in the first half of 2018, reflecting the impact of our investments in growth initiatives, partially offset by lower other operating expense.

◦	On an Underlying basis,* noninterest expense increased 7% from the first half of 2018.

•	Operating leverage for the first half of 2019 was 1%. The efficiency ratio decreased by 47 basis points to 58.7% compared to the first half of 2018, and ROTCE improved 55 basis points to 12.9%.

◦	On an Underlying basis,* operating leverage was 1.5%, the efficiency ratio improved 83 basis points from 59.2% in the first half of 2018 and ROTCE increased 68 basis points from 12.3%.

•
Provision for credit losses of $182 million increased $19 million, or 12%, from $163 million for the first half of 2018, reflecting 5% average loan growth, continued seasoning in retail growth portfolios and several idiosyncratic losses in commercial.

•	Tangible book value per common share of $30.88 increased 12% from the first half of 2018. Fully diluted average common shares outstanding decreased 6%, or 26.8 million shares, over the same period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and six months ended June 30, 2019 and 2018 and the summary Consolidated Balance Sheet data as of June 30, 2019 and December 31, 2018 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this Report. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
OPERATING DATA:
Net interest income	$1,166	$1,121	$2,326	$2,212
Noninterest income	462	388	890	759
Total revenue	1,628	1,509	3,216	2,971
Provision for credit losses	97	85	182	163
Noninterest expense	951	875	1,888	1,758
Income before income tax expense	580	549	1,146	1,050
Income tax expense	127	124	254	237
Net income	$453	$425	$892	$813
Net income available to common stockholders	$435	$425	$859	$806
Net income per common share - basic	$0.95	$0.88	$1.87	$1.66
Net income per common share - diluted	$0.95	$0.88	$1.86	$1.65
OTHER OPERATING DATA(1):
Return on average common equity	8.54%	8.65%	8.58%	8.24%
Return on average tangible common equity	12.75	12.93	12.87	12.32
Return on average total assets	1.13	1.11	1.12	1.08
Return on average total tangible assets	1.17	1.16	1.17	1.12
Efficiency ratio	58.41	57.95	58.70	59.17
Operating leverage(2)	(0.85)	6.96	0.86	4.56
Net interest margin(3)	3.20	3.20	3.22	3.20
Effective income tax rate	21.86	22.58	22.14	22.55
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	June 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Total assets	$162,749	$160,518
Loans held for sale, at fair value	1,750	1,219
Other loans held for sale	455	101
Loans and leases	116,838	116,660
Allowance for loan and lease losses	(1,227)	(1,242)
Total securities	25,898	25,075
Goodwill	7,040	6,923
Total liabilities	140,732	139,701
Total deposits	124,004	119,575
Federal funds purchased and securities sold under agreements to repurchase	1,132	1,156
Other short-term borrowed funds(1)	309	161
Long-term borrowed funds(1)	11,538	15,925
Total stockholders’ equity	22,017	20,817
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of loans and leases	1.05%	1.06%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	159.43	155.99
Nonperforming loans and leases as a percentage of loans and leases	0.66	0.68
Capital Ratios:
CET1 capital ratio(2)	10.5%	10.6%
Tier 1 capital ratio	11.3	11.3
Total capital ratio	13.4	13.3
Tier 1 leverage ratio	10.1	10.0
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,229	$7	2.16%	$1,801	$8	1.77%	($572)	39 bps
Taxable investment securities	25,620	164	2.56	25,197	165	2.62	423	(6)
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,625	164	2.56	25,203	165	2.62	422	(6)
Commercial	41,755	471	4.45	39,399	405	4.07	2,356	38
Commercial real estate	13,379	166	4.91	12,071	134	4.39	1,308	52
Leases	2,745	19	2.89	3,073	21	2.69	(328)	20
Total commercial loans and leases	57,879	656	4.48	54,543	560	4.06	3,336	42
Residential mortgages	19,232	176	3.65	17,488	156	3.57	1,744	8
Home equity loans	971	14	6.01	1,252	18	5.91	(281)	10
Home equity lines of credit	12,332	158	5.15	13,112	144	4.40	(780)	75
Home equity loans serviced by others	359	7	7.67	480	9	7.23	(121)	44
Home equity lines of credit serviced by others	92	1	5.27	130	1	3.62	(38)	165
Automobile	11,984	125	4.19	12,657	113	3.60	(673)	59
Education	9,235	137	5.97	8,374	119	5.71	861	26
Credit cards	2,041	52	10.26	1,854	50	10.74	187	(48)
Other retail	3,658	66	7.11	2,966	60	8.10	692	(99)
Total retail loans	59,904	736	4.92	58,313	670	4.61	1,591	31
Total loans and leases	117,783	1,392	4.71	112,856	1,230	4.34	4,927	37
Loans held for sale, at fair value	1,528	15	3.93	470	5	4.15	1,058	(22)
Other loans held for sale	158	2	5.67	195	3	6.38	(37)	(71)
Interest-earning assets	146,323	1,580	4.30	140,525	1,411	4.00	5,798	30
Allowance for loan and lease losses	(1,247)			(1,246)			(1)
Goodwill	7,040			6,887			153
Other noninterest-earning assets	9,373			7,087			2,286
Total assets	$161,489			$153,253			$8,236
Liabilities and Stockholders’ Equity
Checking with interest	$23,919	$57	0.96%	$22,185	$34	0.61%	$1,734	35 bps
Money market accounts	35,228	114	1.30	36,396	79	0.87	(1,168)	43
Regular savings	13,324	21	0.62	9,889	1	0.05	3,435	57
Term deposits	22,292	116	2.09	17,838	67	1.50	4,454	59
Total interest-bearing deposits	94,763	308	1.30	86,308	181	0.84	8,455	46
Federal funds purchased and securities sold under agreements to repurchase (1)	818	3	1.76	504	1	0.73	314	103
Other short-term borrowed funds (2)	45	1	2.66	191	1	1.90	(146)	76
Long-term borrowed funds (2)	12,386	102	3.30	14,880	107	2.86	(2,494)	44
Total borrowed funds	13,249	106	3.20	15,575	109	2.78	(2,326)	42
Total interest-bearing liabilities	108,012	414	1.54	101,883	290	1.14	6,129	40
Demand deposits	28,389			28,834			(445)
Other liabilities	3,536			2,433			1,103
Total liabilities	139,937			133,150			6,787
Stockholders’ equity	21,552			20,103			1,449
Total liabilities and stockholders’ equity	$161,489			$153,253			$8,236
Interest rate spread			2.77%			2.87%		(10)
Net interest income and net interest margin(3)		$1,166	3.20%		$1,121	3.20%		—
Net interest income and net interest margin, FTE(4)		$1,172	3.21%		$1,127	3.22%		(1) bps
Memo: Total deposits (interest-bearing and demand)	$123,152	$308	1.00%	$115,142	$181	0.63%	$8,010	37 bps
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
(4) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. In the fully taxable-equivalent presentation of net interest income and net interest margin, interest income on tax-exempt assets is increased to make it fully equivalent to interest income earned on taxable assets. The FTE impact is predominantly attributable to commercial loans for the periods presented.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarter-To-Date Results: Net interest income of $1.2 billion increased $45 million, or 4%, from second quarter 2018, given 4% growth in interest-earning assets and stable net interest margin.
Net interest margin of 3.20% was stable with second quarter 2018, reflecting higher interest-earning asset yields given higher short-term interest rates and continued mix shift toward more attractive risk-adjusted return portfolios. These results were offset by higher funding costs and the impact of lower long-term rates on securities premium amortization. Net interest margin on an FTE basis of 3.21% was also stable compared to 3.22% in second quarter 2018. Average interest-earning asset yields of 4.30% increased 30 basis points from 4.00% in second quarter 2018, and average interest-bearing liability costs of 1.54% increased 40 basis points from 1.14% in second quarter 2018.
Average interest-earning assets of $146.3 billion in second quarter 2019 increased $5.8 billion, or 4%, from second quarter 2018, driven by a $4.9 billion, or 4% increase in loans and leases. Commercial loans and leases increased $3.3 billion, or 6%, while retail loans increased $1.6 billion, or 3%. Results also reflected a $1.0 billion increase in loans held for sale, primarily driven by the impact of the FAMC acquisition. Commercial loan results reflected strength in commercial and industrial loans, driven by geographic, product and client-focused expansion strategies as well as strength in commercial real estate, partially offset by planned reductions in commercial leases. Retail loan growth was driven by mortgage, unsecured and education finance, partially offset by a planned reduction in auto and lower home equity.
Second quarter 2019 average deposits of $123.2 billion increased $8.0 billion, or 7%, from second quarter 2018, reflecting growth in term, savings and checking with interest. These results were partially offset by a decline in money market accounts and demand deposits.
Average borrowed funds of $13.2 billion decreased $2.3 billion, or 15%, from second quarter 2018, driven by a $2.5 billion decrease in long-term borrowings reflecting improved funding mix from deposit growth, partially offset by an increase in federal funds purchased and repurchase agreements. Total borrowed funds costs of $106 million decreased $3 million from second quarter 2018. The total borrowed funds cost of 3.20% increased 42 basis points from 2.78% in second quarter 2018 due to an increase in short-term rates and a mix shift to long-term senior debt.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Six Months Ended June 30,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets:
Interest-bearing cash and due from banks and deposits in banks	$1,362	$15	2.18%	$1,622	$14	1.70%	($260)	48 bps
Taxable investment securities	25,379	330	2.60	25,315	333	2.63	64	(3)
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,384	330	2.60	25,321	333	2.63	63	(3)
Commercial	41,659	931	4.44	38,683	762	3.92	2,976	52
Commercial real estate	13,325	331	4.94	11,812	253	4.25	1,513	69
Leases	2,809	40	2.87	3,093	41	2.65	(284)	22
Total commercial loans and leases	57,793	1,302	4.48	53,588	1,056	3.92	4,205	56
Residential mortgages	19,163	351	3.66	17,326	309	3.56	1,837	10
Home equity loans	1,005	30	6.03	1,297	37	5.83	(292)	20
Home equity lines of credit	12,441	317	5.14	13,232	282	4.30	(791)	84
Home equity loans serviced by others	372	14	7.71	500	18	7.28	(128)	43
Home equity lines of credit serviced by others	95	2	5.11	136	2	3.81	(41)	130
Automobile	12,026	245	4.12	12,835	225	3.53	(809)	59
Education	9,153	271	5.98	8,329	233	5.65	824	33
Credit cards	2,020	105	10.51	1,841	98	10.72	179	(21)
Other retail	3,648	136	7.47	2,906	116	8.04	742	(57)
Total retail loans	59,923	1,471	4.94	58,402	1,320	4.55	1,521	39
Total loans and leases	117,716	2,773	4.72	111,990	2,376	4.25	5,726	47
Loans held for sale, at fair value	1,283	26	4.09	445	9	4.01	838	8
Other loans held for sale	175	6	6.41	225	7	6.29	(50)	12
Interest-earning assets	145,920	3,150	4.32	139,603	2,739	3.93	6,317	39
Allowance for loan and lease losses	(1,245)			(1,241)			(4)
Goodwill	7,029			6,887			142
Other noninterest-earning assets	9,251			7,144			2,107
Total assets	$160,955			$152,393			$8,562
Liabilities and Stockholders’ Equity:
Checking with interest	$23,456	$109	0.94%	$21,927	$60	0.55%	$1,529	39 bps
Money market accounts	35,218	224	1.28	36,738	144	0.79	(1,520)	49
Regular savings	12,977	38	0.59	9,759	2	0.05	3,218	54
Term deposits	21,713	224	2.08	17,174	120	1.41	4,539	67
Total interest-bearing deposits	93,364	595	1.28	85,598	326	0.77	7,766	51
Federal funds purchased and securities sold under agreements to repurchase (1)	729	5	1.54	574	2	0.70	155	84
Other short-term borrowed funds (2)	52	1	2.71	388	3	1.73	(336)	98
Long-term borrowed funds (2)	13,555	223	3.28	14,662	196	2.66	(1,107)	62
Total borrowed funds	14,336	229	3.19	15,624	201	2.57	(1,288)	62
Total interest-bearing liabilities	107,700	824	1.54	101,222	527	1.05	6,478	49
Demand deposits	28,426			28,690			(264)
Other liabilities	3,560			2,440			1,120
Total liabilities	139,686			132,352			7,334
Stockholders’ equity	21,269			20,041			1,228
Total liabilities and stockholders’ equity	$160,955			$152,393			$8,562
Interest rate spread			2.78%			2.88%		(10)
Net interest income and net interest margin(3)		$2,326	3.22%		$2,212	3.20%		2 bps
Net interest income and net interest margin, FTE(4)		$2,338	3.23%		$2,223	3.21%		2 bps
Memo: Total deposits (interest-bearing and demand)	$121,790	$595	0.98%	$114,288	$326	0.57%	$7,502	41 bps
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
(4) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. In the fully taxable-equivalent presentation of net interest income and net interest margin, interest income on tax-exempt assets is increased to make it fully equivalent to interest income earned on taxable assets. The FTE impact is predominantly attributable to commercial loans for the periods presented.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-To-Date Results: Net interest income of $2.3 billion increased $114 million, reflecting 5% average interest-earning asset growth and a two basis point increase in net interest margin.
Net interest margin of 3.22% increased two basis points compared to 3.20% in the first half of 2018, driven by higher interest-earning asset yields given higher short-term interest rates and continued mix shift toward more attractive risk-adjusted return portfolios. These results were partially offset by higher funding costs and the impact of lower long-term rates on securities premium amortization. Net interest margin on an FTE basis of 3.23% also increased two basis points compared to 3.21% in the first half of 2018. Average interest-earning asset yields of 4.32% increased 39 basis points from 3.93% in the first half of 2018, while average interest-bearing liability costs of 1.54% increased 49 basis points from 1.05% in the first half of 2018.
Average interest-earning assets of $145.9 billion increased $6.3 billion, or 5%, from the first half of 2018, driven by a $4.2 billion increase in average commercial loans and leases and a $1.5 billion increase in average retail loans, partially offset by a $197 million decrease in average investments and interest-bearing cash and due from banks and deposits in banks. Commercial loan growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education, credit cards and other retail.
Average deposits of $121.8 billion increased $7.5 billion from the first half of 2018, reflecting growth in term deposits, checking with interest, and savings. Total interest-bearing deposit costs of $595 million increased $269 million, or 83%, from $326 million in the first half of 2018, primarily due to rising rates.
Average total borrowed funds of $14.3 billion decreased $1.3 billion from the first half of 2018, reflecting a decrease in other short-term borrowed funds and a decrease in long-term borrowed funds, partially offset by an increase in federal funds purchased and repurchase agreements. Total borrowed funds costs of $229 million increased $28 million from the first half of 2018. The total borrowed funds cost of 3.19% increased 62 basis points from 2.57% in the first half of 2018 due to an increase in short-term rates and a mix shift to long-term senior debt.
Noninterest Income

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the significant components of our noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Service charges and fees	$126	$127	($1)	(1%)	$249	$251	($2)	(1%)
Card fees	64	60	4	7	123	121	2	2
Capital markets fees	57	48	9	19	111	87	24	28
Trust and investment services fees	53	43	10	23	100	83	17	20
Mortgage banking fees	62	27	35	130	105	52	53	102
Letter of credit and loan fees	33	32	1	3	66	62	4	6
Foreign exchange and interest rate products	35	34	1	3	71	61	10	16
Securities gains, net	4	2	2	100	12	10	2	20
Other income (1)	28	15	13	87	53	32	21	66
Noninterest income	$462	$388	$74	19%	$890	$759	$131	17%
(1) Includes net impairment losses recognized in earnings on available for sale debt securities, bank-owned life insurance income and other income.

Quarter-To-Date Results: Noninterest income increased $74 million from second quarter 2018, driven by increased mortgage banking fees, trust and investment fees, capital market fees, and card fees, including the impact of Acquisitions.
Year-To-Date Results: Noninterest income increased $131 million from the first half of 2018, driven by higher mortgage banking fees and higher trust and investment services fees driven by acquisitions. Strength in capital markets fees and foreign exchange and interest rate products revenues, reflected the benefit of investments to broaden and enhance our capabilities. Other income reflected higher leasing income and asset dispositions tied to balance sheet optimization and efficiency initiatives.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Salaries and employee benefits	$507	$453	$54	12%	$1,016	$923	$93	10%
Equipment and software expense(1)	126	110	16	15	251	223	28	13
Outside services	118	106	12	11	228	205	23	11
Occupancy	82	79	3	4	165	160	5	3
Other operating expense	118	127	(9)	(7)	228	247	(19)	(8)
Noninterest expense	$951	$875	$76	9%	$1,888	$1,758	$130	7%
(1) In the first quarter of 2019, we combined our presentation of equipment expense and amortization of software into equipment and software expense. Prior periods have been adjusted to conform with the current period presentation.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarter-To-Date Results: Noninterest expense increased $76 million from second quarter 2018, driven by an increase in salaries and employee benefits, which included the impact of annual merit increases, revenue based incentives and a severance charge, as well as an increase in equipment and software expense. These results reflected the impact of investments in growth initiatives, partially offset by lower other operating expense, largely tied to a reduction in FDIC insurance and advertising expense. Underlying noninterest expense* increased $69 million, or 8%.
Year-To-Date Results: Noninterest expense increased $130 million, or 7%, from the first half of 2018 reflecting an increase in salaries and employee benefits given the impact of annual merit increases, revenue-based incentives and investments in growth initiatives. First half 2019 results included an increase in equipment and software expense, which also reflected investments in growth initiatives. These increases were partially offset by a decrease in other operating expense tied to a reduction in FDIC insurance premiums. Underlying noninterest expense* increased $118 million, or 7%.
Provision for Credit Losses
The provision for loan and lease losses is the result of a detailed analysis performed to estimate an appropriate and adequate ACL. The total provision for credit losses includes the provision for loan and lease losses as well as the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets” for more information.
Quarter-To-Date Results: The provision for credit losses increased $12 million from second quarter 2018, due to 4% average loan growth, continued expected seasoning in retail growth portfolios and several idiosyncratic losses in commercial, with key credit metrics continuing to reflect strong credit quality and a $9 million ACL release in second quarter 2019 compared to a $9 million ACL build in second quarter 2018. Second quarter net charge-offs of $106 million were $30 million higher than second quarter 2018, reflecting a small number of idiosyncratic losses in commercial and expected seasoning in retail growth portfolios.
Year-To-Date Results: The provision for credit losses increased $19 million from the first half of 2018, largely related to 5% average loan growth, several idiosyncratic commercial losses and expected seasoning in retail growth portfolios, partially offset by continued improvement in underlying credit quality. In the first half of 2019, results reflected a $13 million ACL release, compared to a $17 million ACL build in the first half of 2018. Net charge-offs for the first half of 2019 of $195 million were $49 million higher than the first half of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Tax Expense
Quarter-To-Date Results: Income tax expense increased $3 million from second quarter 2018. The effective income tax rate in second quarter 2019 decreased 72 basis points to 21.9% from second quarter 2018, driven by second quarter 2019 net discrete income tax benefits of $5 million.
Year-To-Date Results: Income tax expense increased $17 million from the first half of 2018. The effective income tax rate in the first half of 2019 decreased to 22.1% from 22.6% in the first half of 2018, driven by a reduction in non-deductible FDIC premiums.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended June 30, 2019
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$799	$371	($4)	$1,166
Noninterest income	277	149	36	462
Total revenue	1,076	520	32	1,628
Noninterest expense	715	217	19	951
Profit before provision for credit losses	361	303	13	677
Provision for credit losses	78	25	(6)	97
Income before income tax expense (benefit)	283	278	19	580
Income tax expense (benefit)	70	62	(5)	127
Net income	$213	$216	$24	$453
Loans and leases (period-end)(1)	$62,959	$54,068	$2,016	$119,043
Average Balances:
Total assets	$65,485	$56,135	$39,869	$161,489
Total loans and leases(1)	62,678	54,653	2,138	119,469
Deposits	85,660	30,273	7,219	123,152
Interest-earning assets	62,731	54,950	28,642	146,323
Key Performance Metrics:
Net interest margin(2)(3)	5.11%	2.71%	NM	3.20%
Efficiency ratio	66.43	41.58	NM	58.41
Loans-to-deposits ratio (average balances)	71.57	179.49	NM	95.64
Return on average total tangible assets(2)	1.31	1.54	NM	1.17
(1) Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended June 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income	$759	$376	($14)	$1,121
Noninterest income	228	140	20	388
Total revenue	987	516	6	1,509
Noninterest expense	658	200	17	875
Profit (loss) before provision for credit losses	329	316	(11)	634
Provision for credit losses	66	9	10	85
Income (loss) before income tax expense (benefit)	263	307	(21)	549
Income tax expense (benefit)	66	70	(12)	124
Net income (loss)	$197	$237	($9)	$425
Loans and leases (period-end)(1)	$60,175	$51,503	$2,439	$114,117
Average Balances:
Total assets	$61,232	$52,170	$39,851	$153,253
Total loans and leases(1)	59,830	51,202	2,489	113,521
Deposits	77,402	30,214	7,526	115,142
Interest-earning assets	59,880	51,404	29,241	140,525
Key Performance Metrics:
Net interest margin(2)(3)	5.08%	2.93%	NM	3.20%
Efficiency ratio	66.68	38.80	NM	57.95
Loans-to-deposits ratio (average balances)(4)	76.92	168.23	NM	98.01
Return on average total tangible assets(2)	1.29	1.82	NM	1.16
(1) Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
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
(5) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2019
(dollars in millions)	Consumer Banking	Commercial Banking	Other(4)	Consolidated
Net interest income	$1,587	$743	($4)	$2,326
Noninterest income	524	299	67	890
Total revenue	2,111	1,042	63	3,216
Noninterest expense	1,415	426	47	1,888
Profit before provision for credit losses	696	616	16	1,328
Provision for credit losses	145	46	(9)	182
Income before income tax expense (benefit)	551	570	25	1,146
Income tax expense (benefit)	136	127	(9)	254
Net income	$415	$443	$34	$892
Loans and leases (period-end)(1)	$62,959	$54,068	$2,016	$119,043
Average Balances:
Total assets	$65,247	$55,884	$39,824	$160,955
Total loans and leases(1)	62,422	54,545	2,207	119,174
Deposits	84,123	30,050	7,617	121,790
Interest-earning assets	62,475	54,838	28,607	145,920
Key Performance Metrics:
Net interest margin(2)(3)	5.12%	2.73%	NM	3.22%
Efficiency ratio	67.01	40.84	NM	58.70
Loans-to-deposits ratio (average balances)	72.89	180.35	NM	96.65
Return on average total tangible assets(2)	1.29	1.60	NM	1.17
(1) Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
(3) In the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior period have been adjusted to conform with the current period presentation.
(4) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.”

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Six Months Ended June 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(5)	Consolidated
Net interest income	$1,492	$733	($13)	$2,212
Noninterest income	450	265	44	759
Total revenue	1,942	998	31	2,971
Noninterest expense	1,314	408	36	1,758
Profit (loss) before provision for credit losses	628	590	(5)	1,213
Provision for credit losses	138	5	20	163
Income (loss) before income tax expense (benefit)	490	585	(25)	1,050
Income tax expense (benefit)	123	133	(19)	237
Net income (loss)	$367	$452	($6)	$813
Loans and leases (period-end)(1)	$60,175	$51,503	$2,439	$114,117
Average Balances:
Total assets	$61,290	$51,286	$39,817	$152,393
Total loans and leases(1)	59,886	50,249	2,525	112,660
Deposits	76,414	30,488	7,386	114,288
Interest-earning assets	59,937	50,447	29,219	139,603
Key Performance Metrics
Net interest margin(2)(3)	5.02%	2.93%	NM	3.20%
Efficiency ratio	67.68	40.86	NM	59.17
Loans-to-deposits ratio (average balances)(4)	78.01	163.52	NM	97.99
Return on average total tangible assets(2)	1.21	1.78	NM	1.12
(1) Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
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
(5) Includes the financial impact of non-core, liquidating loan portfolios and other non-core assets, our treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer Banking or Commercial Banking segments. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.”

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Banking

	As of and for the Three Months Ended June 30,					As of and for the Six Months Ended June 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change		Percent
Net interest income	$799	$759	$40		5%	$1,587	$1,492	$95		6%
Noninterest income	277	228	49		21	524	450	74		16
Total revenue	1,076	987	89		9	2,111	1,942	169		9
Noninterest expense	715	658	57		9	1,415	1,314	101		8
Profit before provision for credit losses	361	329	32		10	696	628	68		11
Provision for credit losses	78	66	12		18	145	138	7		5
Income before income tax expense	283	263	20		8	551	490	61		12
Income tax expense	70	66	4		6	136	123	13		11
Net income	$213	$197	$16		8	$415	$367	$48		13
Loans (period-end)(1)	$62,959	$60,175	$2,784		5	$62,959	$60,175	$2,784		5%
Average Balances:
Total assets	$65,485	$61,232	$4,253		7%	$65,247	$61,290	$3,957		6%
Total loans and leases(1)	62,678	59,830	2,848		5	62,422	59,886	2,536		4
Deposits	85,660	77,402	8,258		11	84,123	76,414	7,709		10
Interest-earning assets	62,731	59,880	2,851		5	62,475	59,937	2,538		4
Key Performance Metrics:
Net interest margin(2)	5.11%	5.08%	3	bps		5.12%	5.02%	10	bps
Efficiency ratio	66.43	66.68	(25	) bps		67.01	67.68	(67	) bps
Loans-to-deposits ratio (average balances)(3)	71.57	76.92	(535	) bps		72.89	78.01	(512	) bps
Return on average total tangible assets(2)	1.31	1.29	2	bps		1.29	1.21	8	bps
(1)  Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter of 2018 to exclude LHFS. Prior periods have been adjusted to conform with the current period presentation.

Quarter-To-Date Results: Consumer Banking net interest income increased $40 million, or 5%, from second quarter 2018, driven by the benefit of a $2.8 billion increase in average loans led by residential mortgage, unsecured personal and education loans. Noninterest income increased $49 million from second quarter 2018, driven by higher mortgage banking fees and higher trust and investment fees including the impact of Acquisitions. Noninterest expense increased $57 million, or 9%, from second quarter 2018, reflecting higher salaries and benefits and outside services including the impact of Acquisitions. Provision for credit losses of $78 million increased $12 million, or 18%, reflecting higher net charge-offs due to seasoning in growth portfolios.
Year-To-Date Results: Consumer Banking net interest income increased $95 million, or 6%, from the first half of 2018, driven by the benefit of a $2.5 billion increase in average loans led by residential mortgage, unsecured personal and education loans. Noninterest income increased $74 million from the first half of 2018, driven by higher mortgage banking fees and higher trust and investment fees including the impact of Acquisitions. Noninterest expense increased $101 million, or 8%, from the first half of 2018, reflecting higher salaries and benefits and outside services including the impact of Acquisitions. Provision for credit losses of $145 million increased $7 million, or 5%, reflecting higher net charge-offs due to seasoning in growth portfolios.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial Banking

	As of and for the Three Months Ended June 30,					As of and for the Six Months Ended June 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change		Percent
Net interest income	$371	$376	($5)		(1%)	$743	$733	$10		1%
Noninterest income	149	140	9		6	299	265	34		13
Total revenue	520	516	4		1	1,042	998	44		4
Noninterest expense	217	200	17		9	426	408	18		4
Profit before provision for credit losses	303	316	(13)		(4)	616	590	26		4
Provision for credit losses	25	9	16		178	46	5	41		NM
Income before income tax expense	278	307	(29)		(9)	570	585	(15)		(3)
Income tax expense	62	70	(8)		(11)	127	133	(6)		(5)
Net income	$216	$237	($21)		(9)	$443	$452	($9)		(2)
Loans and leases (period-end)(1)	$54,068	$51,503	$2,565		5	$54,068	$51,503	$2,565		5%
Average Balances:
Total assets	$56,135	$52,170	$3,965		8%	$55,884	$51,286	$4,598		9%
Total loans and leases(1)	54,653	51,202	3,451		7	54,545	50,249	4,296		9
Deposits	30,273	30,214	59		—	30,050	30,488	(438)		(1)
Interest-earning assets	54,950	51,404	3,546		7	54,838	50,447	4,391		9
Key Performance Metrics:
Net interest margin(2)	2.71%	2.93%	(22	) bps		2.73%	2.93%	(20	) bps
Efficiency ratio	41.58	38.80	278	bps		40.84	40.86	(2	) bps
Loans-to-deposits ratio (average balances)(3)	179.49	168.23	1,126	bps		180.35	163.52	1,683	bps
Return on average total tangible assets(2)	1.54	1.82	(28	) bps		1.60	1.78	(18	) bps
(1)  Includes LHFS.
(2) Ratios for the three and six months ended June 30, 2019 and 2018 are presented on an annualized basis.
(3) We revised our method of calculating the loans-to-deposits ratio in the third quarter of 2018 to exclude LHFS. Prior periods have been adjusted to conform with the current period presentation.

Quarter-To-Date Results: Commercial Banking net interest income of $371 million decreased $5 million, or 1%, from $376 million in second quarter 2018, driven by higher deposit costs and mix. Noninterest income of $149 million increased $9 million, or 6%, from $140 million in second quarter 2018, reflecting higher capital market fees, foreign exchange and interest rate product fees and letter of credit and loan fees. Noninterest expense of $217 million increased $17 million, or 9%, from $200 million in second quarter 2018, largely driven by the impact of increased headcount due to strategic initiatives and higher indirect expenses. Provision for credit losses increased $16 million from second quarter 2018 due to higher net charge-offs.
Year-To-Date Results: Commercial Banking net interest income of $743 million increased $10 million, or 1%, from $733 million in the first half of 2018, reflecting a $4.3 billion increase in average loans and leases, partially offset by higher deposit costs and mix. Noninterest income of $299 million increased $34 million, or 13%, from $265 million in the first half of 2018, reflecting higher capital market, interest rate product, and capital markets fees. Noninterest expense of $426 million increased $18 million, from $408 million in the first half of 2018, driven by higher salaries and employee benefit expense. Provision for credit losses of $46 million increased $41 million from the first half of 2018, driven by higher net charge-offs.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Other

	As of and for the Three Months Ended June 30,				As of and for the Six Months Ended June 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net interest income	($4)	($14)	$10	71%	($4)	($13)	$9	69%
Noninterest income	36	20	16	80	67	44	23	52
Total revenue	32	6	26	NM	63	31	32	103
Noninterest expense	19	17	2	12	47	36	11	31
Profit (loss) before provision for credit losses	13	(11)	24	NM	16	(5)	21	NM
Provision for credit losses	(6)	10	(16)	NM	(9)	20	(29)	NM
Income (loss) before income tax benefit	19	(21)	40	NM	25	(25)	50	NM
Income tax benefit	(5)	(12)	7	58	(9)	(19)	10	53
Net income (loss)	$24	($9)	$33	NM	$34	($6)	$40	NM
Loans and leases (period-end)(1)	$2,016	$2,439	($423)	(17)	$2,016	$2,439	($423)	(17%)
Average Balances:
Total assets	$39,869	$39,851	$18	—%	$39,824	$39,817	$7	—%
Total loans and leases(1)	2,138	2,489	(351)	(14)	2,207	2,525	(318)	(13)
Deposits	7,219	7,526	(307)	(4)	7,617	7,386	231	3
Interest-earning assets	28,642	29,241	(599)	(2)	28,607	29,219	(612)	(2)
(1) Includes LHFS.

Quarter-To-Date Results: Other net interest income increased $10 million from second quarter 2018 driven by FTP, partially offset by higher funding and swap costs and non core run-off. Noninterest income was up $16 million primarily due to higher leasing income. Results also reflected an ACL release of $9 million in second quarter 2019, compared to an ACL build of $9 million in second quarter 2018.
Year-To-Date Results: Other net interest income increased $9 million from the first half of 2018 driven by FTP, partially offset by higher funding and swap costs and non-core run-off. Results also reflected an ACL release of $13 million in the first half of 2019, compared to an ACL build of $17 million in the first half of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving returns that align with our overall portfolio management strategy. The following table presents our securities AFS and HTM:

	June 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
U.S. Treasury and other	$90	$90	$24	$24	$66	275%
State and political subdivisions	5	5	5	5	—	—
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,688	20,708	20,211	19,634	1,074	5
Other/non-agency	871	895	236	232	663	286
Total mortgage-backed securities	21,559	21,603	20,447	19,866	1,737	9
Total debt securities available for sale, at fair value	$21,654	$21,698	$20,476	$19,895	$1,803	9%
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,447	$3,441	$3,425	$3,293	$148	4%
Other/non-agency	—	—	740	748	(748)	(100)
Total mortgage-backed securities	3,447	3,441	4,165	4,041	(600)	(15)
Total debt securities held to maturity	$3,447	$3,441	$4,165	$4,041	($600)	(15)%
Total debt securities available for sale and held to maturity	$25,101	$25,139	$24,641	$23,936	$1,203	5%
Equity securities, at fair value	$47	$47	$181	$181	($134)	(74%)
Equity securities, at cost	706	706	834	834	(128)	(15)
Total equity securities	$753	$753	$1,015	$1,015	($262)	(26%)

The fair value of the AFS debt portfolio of $21.7 billion at June 30, 2019 increased $1.8 billion from $19.9 billion at December 31, 2018 due to lower period-end interest rates that decreased net unrealized losses on mortgage-backed securities by $625 million, net portfolio additions, and securities transferred from HTM to AFS upon the adoption of ASU 2017–12, Targeted Improvements to Accounting for Hedging Activities. The decline in the fair value of the HTM debt portfolio of $600 million was primarily attributable to securities transferred from HTM to AFS upon the adoption of ASU 2017–12, partially offset by a transfer of $192 million of securities from AFS to HTM. For further detail see Note 1 "Basis of Presentation" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.

As of June 30, 2019, the portfolio’s average effective duration was 3.3 years compared with 4.4 years as of December 31, 2018, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.

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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans and Leases
Our loans and leases are disclosed in portfolio segments and classes as reflected below.

(in millions)	June 30, 2019	December 31, 2018	Change	Percent
Commercial(1)	$41,156	$40,857	$299	1%
Commercial real estate	13,123	13,023	100	1
Leases	2,684	2,903	(219)	(8)
Total commercial loans and leases	56,963	56,783	180	—
Residential mortgages	19,192	18,978	214	1
Home equity loans	938	1,073	(135)	(13)
Home equity lines of credit	12,266	12,710	(444)	(3)
Home equity loans serviced by others	348	399	(51)	(13)
Home equity lines of credit serviced by others	88	104	(16)	(15)
Automobile	12,000	12,106	(106)	(1)
Education	9,305	8,900	405	5
Credit cards	2,046	1,991	55	3
Other retail	3,692	3,616	76	2
Total retail loans(2)	59,875	59,877	(2)	—
Total loans and leases(3)	$116,838	$116,660	$178	—%
(1) SBA loans we service for others of $18 million are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors as of June 30, 2019. There were no SBA loans we serviced for others at December 31, 2018.
(2) Mortgage loans we service for others of $72.5 billion and $69.6 billion at June 30, 2019 and December 31, 2018, respectively, are not included above.
(3) LHFS totaling $2.2 billion and $1.3 billion at June 30, 2019 and December 31, 2018, respectively, are not included above.
Strength in commercial loans, driven by geographic, product and client-focused expansion strategies as well as strength in commercial real estate drove an increase in total loans and leases of $178 million from $116.7 billion as of December 31, 2018, partially offset by planned reductions in commercial leases. Retail loans were relatively stable, as growth in education, residential mortgage, other retail and credit card were offset by execution against planned reductions in auto and run-off in the home equity portfolio.
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
The ACL totaled $1.3 billion at June 30, 2019 and December 31, 2018. The ALLL represented 1.05% of loans and leases and 159% of nonperforming loans and leases as of June 30, 2019, compared with 1.06% and 156%, as of December 31, 2018, respectively. As of June 30, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves.
Overall credit quality has remained strong in the first half of 2019. Nonperforming loans and leases of $770 million as of June 30, 2019 decreased $27 million from December 31, 2018, reflecting a $45 million decrease in retail nonperforming loans driven by a decrease in real estate secured portfolios. Second quarter 2019 net charge-offs of $106 million increased $30 million, or 39%, from $76 million in second quarter 2018. Second quarter 2019 annualized net charge-offs of 36 basis points of average loans and leases was up nine basis points from second quarter 2018. First half of 2019 net charge-offs of $195 million increased $49 million, or 34%, from $146 million in the first half of 2018. First half of 2019 annualized net charge-offs of 33 basis points of average loans and leases was up seven basis points from the first half of 2018.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see “—Allowance for Credit Losses and Nonperforming Assets — Commercial Loan Asset Quality” in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 4 "Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
As of June 30, 2019, nonperforming commercial loans and leases of $219 million increased $18 million from $201 million as of December 31, 2018. Total commercial nonperforming loans were 0.4% of the commercial loan portfolio as of June 30, 2019 and December 31, 2018. Total commercial loan and lease net charge-offs of $33 million and $57 million for second quarter and the first half of 2019, respectively, compared to net charge-offs of $12 million and $9 million for second quarter and the first half of 2018, respectively. The commercial loan and lease portfolio’s annualized net charge-off rate of 23 and 20 basis points for the three and six months ended June 30, 2019, respectively, compared to a net charge-off rate of nine and three basis points for the three and six months ended June 30, 2018.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,011	$1,174	$770	$201	$41,156
Commercial real estate	12,705	377	38	3	13,123
Leases	2,578	46	43	17	2,684
Total commercial loans and leases	$54,294	$1,597	$851	$221	$56,963

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

Total commercial criticized loans and leases of $2.7 billion at June 30, 2019 were compared to $2.8 billion at December 31, 2018. Commercial real estate criticized balances of $418 million, or 3.2% of the commercial real estate portfolio, decreased from $500 million, or 3.8%, as of December 31, 2018. Commercial real estate accounted for 15.7% of total criticized loans as of June 30, 2019, compared to 17.6% as of December 31, 2018.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to regularly review and monitor credit quality trends. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios.
The following tables present asset quality metrics for the retail loan portfolio:

	June 30, 2019	December 31, 2018
Average refreshed FICO for total portfolio	765	763
CLTV ratio for secured real estate(1)	59%	58%
Nonperforming retail loans as a percentage of total retail	0.92	1.00
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change	Percent
Net charge-offs	$73	$64	$9		14%	$138	$137	$1	1%
Annualized net charge-off rate	0.49%	0.44%	5	bps		0.47%	0.47%	—
Retail net charge-off rate increased to 0.49% for second quarter 2019, an increase of five basis points from second quarter 2018, driven by continued seasoning in the unsecured portfolios. Retail asset quality was stable with a net charge-off rate of 0.47% for the first half of 2019 and 2018.
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
As of June 30, 2019, $686 million of retail loans were classified as TDRs, compared with $723 million as of December 31, 2018. As of June 30, 2019, $169 million of retail TDRs were in nonaccrual status with 49% current with payments, an improvement compared to $181 million in nonaccrual status with 49% current on payments at December 31, 2018. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
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
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	June 30, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$103	1.0%	1.5%	$44	$147
Home equity loans	75	0.5	—	21	96
Home equity lines of credit	141	0.7	—	60	201
Home equity loans serviced by others	27	0.3	—	9	36
Home equity lines of credit serviced by others	3	—	—	4	7
Automobile	14	0.2	—	8	22
Education	123	0.8	0.5	21	144
Credit cards	25	0.5	—	2	27
Other retail	6	—	—	—	6
Total	$517	4.0%	2.0%	$169	$686

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	3.0%	1.6%	$44	$155
Home equity loans	85	0.7	—	25	110
Home equity lines of credit	138	0.9	—	64	202
Home equity loans serviced by others	31	0.3	—	10	41
Home equity lines of credit serviced by others	3	—	—	5	8
Automobile	13	0.2	—	10	23
Education	131	0.9	0.3	22	153
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$542	6.4%	1.9%	$181	$723

Non-Core Assets

(in millions)	June 30, 2019	December 31, 2018	Change	Percent
Commercial	$8	$72	($64)	(89%)
Commercial real estate	12	14	(2)	(14)
Leases	533	670	(137)	(20)
Total commercial loans and leases	553	756	(203)	(27)
Residential mortgages	101	110	(9)	(8)
Home equity loans	27	31	(4)	(13)
Home equity lines of credit	17	21	(4)	(19)
Home equity loans serviced by others	348	399	(51)	(13)
Home equity lines of credit serviced by others	88	104	(16)	(15)
Education	192	210	(18)	(9)
Total retail loans	773	875	(102)	(12)
Total non-core loans and leases	1,326	1,631	(305)	(19)
Other assets	79	96	(17)	(18)
Total non-core assets	$1,405	$1,727	($322)	(19%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.
Deposits
The table below presents the major components of our deposits:

(in millions)	June 30, 2019	December 31, 2018	Change	Percent
Demand	$28,192	$29,458	($1,266)	(4%)
Checking with interest	25,021	23,067	1,954	8
Regular savings	13,495	12,007	1,488	12
Money market accounts	35,329	35,701	(372)	(1)
Term deposits	21,967	19,342	2,625	14
Total deposits	$124,004	$119,575	$4,429	4%

Total deposits as of June 30, 2019 increased $4.4 billion, or 4%, to $124.0 billion, from $119.6 billion as of December 31, 2018. Citizens Access®, our digital platform, attracted $5.4 billion of deposits through second quarter 2019, up from $3.0 billion as of December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Total borrowed funds as of June 30, 2019 decreased $4.3 billion from December 31, 2018, reflecting a $5.3 billion decrease in long-term FHLB advances given improved funding mix, partially offset by a net $856 million increase in senior debt.
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	June 30, 2019	December 31, 2018	Change	Percent
Federal funds purchased	$840	$820	$20	2%
Securities sold under agreements to repurchase	292	336	(44)	(13)
Other short-term borrowed funds (1)	309	161	148	92
Total short-term borrowed funds	$1,441	$1,317	$124	9%
(1) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
The net increase in other short-term borrowed funds of $148 million resulted from an increase in short-term FHLB advances.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $7.4 billion and $13.0 billion at June 30, 2019 and December 31, 2018, respectively. Our remaining available FHLB borrowing capacity was $9.0 billion and $4.8 billion at June 30, 2019 and December 31, 2018, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2019, our unused secured borrowing capacity was approximately $42.8 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Key data related to short-term borrowed funds is presented below:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.93%	—%	1.93%	—%	1.72%
Other short-term borrowed funds	2.47	3.22	2.47	3.22	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,499	$1,045	$1,499	$1,045	$1,282
Other short-term borrowed funds	508	1,110	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$818	$504	$729	$574	$654
Other short-term borrowed funds	45	191	52	388	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.76%	0.71%	1.54%	0.68%	0.92%
Other short-term borrowed funds	2.66	1.90	2.71	1.73	2.10
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	June 30, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	747	744
2.250% senior unsecured notes, due March 2020 (1)	698	691
3.060% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
3.091% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	499	499
2.250% senior unsecured notes, due October 2020 (1)	748	738
2.550% senior unsecured notes, due May 2021 (1)	986	964
3.250% senior unsecured notes, due February 2022 (1)	711	—
3.248% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
3.331% floating-rate senior unsecured notes, due May 2022 (1) (2)	250	249
2.650% senior unsecured notes, due May 2022 (1)	500	487
3.700% senior unsecured notes, due March 2023 (1)	517	502
3.280% floating-rate senior unsecured notes, due March 2023 (1) (2)	249	249
3.750% senior unsecured notes, due February 2026 (1)	521	—
Federal Home Loan Bank advances, 2.575% weighted average rate, due through 2038	2,258	7,508
Other	17	9
Total long-term borrowed funds (3)	$11,538	$15,925
(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of June 30, 2019.
(3)  Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.

Long-term borrowed funds as of June 30, 2019 decreased $4.4 billion from December 31, 2018, reflecting a decrease of $5.3 billion in long-term FHLB borrowings, partially offset by senior unsecured notes issued by CBNA during the first half of 2019.
The Parent Company’s long-term borrowed funds as of June 30, 2019 and December 31, 2018 included principal balances of $2.0 billion for each period, respectively, and unamortized deferred issuance costs and/or discounts of ($4) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of June 30, 2019 and December 31, 2018 included principal balances of $9.5 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($14) million, respectively, and hedging basis adjustments of $43 million and ($66) million, respectively. See Note 9 "Derivatives" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report for further information about our hedging of certain long-term borrowed funds.
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
In light of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) amendments to the Dodd Frank Act and subsequent tailoring Notices of Proposed Rulemaking, the FRB provided us relief in a February 5, 2019 letter from all regulatory requirements, including disclosure requirements, related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided related relief from certain capital planning and regulatory reporting requirements that would otherwise apply in the 2019 stress test cycle. In addition, we were not required to submit a capital plan to the FRB for 2019 or participate in the 2019 CCAR. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees) and the FRB has not objected to our maximum planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020. During this four-quarter period ending June 30, 2020, the FRB has not objected to capital distributions up to the amount that would have allowed us to remain above all minimum capital requirements in 2018 CCAR, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan.
Under Section 165 of the Dodd-Frank Act, as amended by EGRRCPA, a bank holding company with total consolidated assets of $100 billion or more, such as us, must currently submit a periodic resolution plan to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. On May 14, 2019, the FRB and the FDIC published a joint Notice of Proposed Rulemaking to modify the Resolution Plan Rule that would, among other things, adjust the scope of application, submission timeframe, and plan content requirements. Until the FRB and FDIC adopt the proposal in the form of a final rule, the current Resolution Plan Rule continues to apply, including the next submission date, which is December 31, 2019 for us. However, on July 26, 2019, the FRB and FDIC jointly announced the extension of the next resolution plan submission date for 15 domestic banks, including us, from December 31, 2019, to July 1, 2021, or such other date that may be specified when the FRB and FDIC adopt the final rule.
Under the Federal Deposit Insurance Act, the FDIC has separately implemented a resolution planning rule that currently requires insured depository institutions of $50 billion or more in total assets, such as CBNA, to periodically submit a resolution plan. CBNA submitted its most recent resolution plan to the FDIC in July 2018. On April 22, 2019, the FDIC published an Advance Notice of Proposed Rulemaking concerning how to tailor and improve its rule requiring certain insured depository institutions to submit resolution plans.
On June 27, 2019, our Board of Directors authorized common share repurchases of up to $1.275 billion over the four-quarter period beginning July 1, 2019. The timing and exact amount of future share repurchases will depend on various factors, including capital position, financial performance and market conditions.
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
In July 2019, the FRB and the other federal banking regulators jointly announced the finalization of a proposal to simplify regulatory capital treatment for MSRs, certain deferred tax assets arising from temporary differences (“DTAs”) and investments in the capital of unconsolidated financial institutions, pursuant to EGRRCPA. Effective for us on April 1, 2020, the final rule will result in a change to the individual CET1 deduction threshold for these assets from 10% to 25%, elimination of the aggregate deduction threshold for these assets of 15%, assignment of a 250% risk weight for any MSRs or DTAs not deducted from CET1 capital, and assignment of an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

A capital conservation buffer (“CCB”) is imposed on top of the following three minimum risk-based capital ratios: CET1 capital, tier 1 capital and total capital. As of January 1, 2019, the CCB reached its fully phased-in level of 2.5%. On April 10, 2018, the FRB issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. If adopted, the proposal would change the way in which the minimum risk capital ratios are calculated by replacing the current static 2.5% CCB with a stress capital buffer requirement.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in Part 1, Item 1 - Business included in our Annual Report on Form 10-K for the year ended December 31, 2018. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
June 30, 2019
CET1 capital	$14,629	10.5%	7.0%
Tier 1 capital	15,762	11.3	8.5
Total capital	18,582	13.4	10.5
Tier 1 leverage	15,762	10.1	4.0
Risk-weighted assets	138,879
Quarterly adjusted average assets	155,956
December 31, 2018
CET1 capital	$14,485	10.6%	6.4%
Tier 1 capital	15,325	11.3	7.9
Total capital	18,157	13.3	9.9
Tier 1 leverage	15,325	10.0	4.0
Risk-weighted assets	136,202
Quarterly adjusted average assets	153,026
(1) Required “Minimum Capital ratio” for 2019 and 2018 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratio” includes capital conservation buffer of 2.500% for 2019 and 1.875% for 2018; N/A to Tier 1 leverage.
At June 30, 2019, our CET1 capital, tier 1 capital and total capital ratios were 10.5%, 11.3% and 13.4%, respectively, as compared with 10.6%, 11.3%, and 13.3%, respectively, as of December 31, 2018. The CET1 capital ratio decreased as $2.7 billion of risk-weighted asset (“RWA”) growth, the impact of the capital actions described in “—Capital Transactions” below, and an increase in goodwill and intangibles related to Acquisitions, were partially offset by net income for the six months ended June 30, 2019. The tier 1 capital ratio increased as the changes in the CET1 capital ratio were more than offset by the issuance of preferred stock as described further in “—Capital Transactions” below. The total capital ratio increased due to the changes in CET1 and tier 1 capital ratios. At June 30, 2019, our CET1 capital, tier 1 capital and total capital ratios were 353 basis points, 285 basis points and 288 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.6 billion at June 30, 2019, and increased $144 million from $14.5 billion at December 31, 2018, as net income for the six months ended June 30, 2019 was partially offset by the impact of common share repurchases, dividends and an increase in goodwill and intangibles related to Acquisitions. Tier 1 capital at June 30, 2019 totaled $15.8 billion, reflecting a $437 million increase from $15.3 billion at December 31, 2018, driven by the changes in CET1 capital and the issuance of preferred stock. At June 30, 2019, we had $1.1 billion of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $293 million from $840 million at December 31, 2018, given the first quarter 2019 issuance of 300,000 shares of Series D Preferred Stock that qualified as additional tier 1 capital. Total capital of $18.6 billion at June 30, 2019, increased $425 million from December 31, 2018, driven by the changes in CET1 and tier 1 capital.
RWA totaled $138.9 billion at June 30, 2019, based on U.S. Basel III Standardized rules, up $2.7 billion from December 31, 2018. The increase was driven by loans held for sale, the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), higher derivative valuations, and growth in multi-family and education loans and commercial commitments. The increases were partially offset by a decrease in commercial loans and run-off in the home equity portfolio.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

As of June 30, 2019, the tier 1 leverage ratio was 10.1%, reflecting an increase of 10 basis points from 10.0% at December 31, 2018. The increase was driven by the change in tier 1 capital level noted above, partially offset by a $2.9 billion increase in quarterly adjusted average assets.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	June 30, 2019	December 31, 2018
Total common stockholders’ equity	$20,884	$19,977
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	25	490
Derivatives	6	143
Unamortized net periodic benefit costs	457	463
Deductions:
Goodwill	(7,040)	(6,923)
Deferred tax liability associated with goodwill	371	366
Other intangible assets	(74)	(31)
Total common equity tier 1	14,629	14,485
Qualifying preferred stock	1,133	840
Total tier 1 capital	15,762	15,325
Qualifying subordinated debt(2)	1,500	1,499
Allowance for loan and lease losses	1,227	1,242
Allowance for credit losses for off-balance sheet exposure	93	91
Total capital	$18,582	$18,157
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of June 30, 2019 and December 31, 2018, the amount of non-qualifying subordinated debt excluded from regulatory capital was $139 million.
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
Capital Transactions
The following capital actions were completed by the Company during the six months ended June 30, 2019:

•
Issued $300 million, or 300,000 shares, of 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock (the “Series D Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $292 million;

•	Declared quarterly common stock dividends of $0.32 per share for first and second quarters of 2019, aggregating to $297 million;

•	Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $7 million;

•	Declared a semi-annual dividend of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;

•
Declared quarterly dividends of $15.94 per share for the first and second quarters of 2019 on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $9 million;

•
Declared quarterly dividends of $11.82 per share for the first quarter of 2019 and $15.88 per share for the second quarter of 2019 on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $8 million; and

•	Repurchased $320 million of our outstanding common stock.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Banking Subsidiary Capital
The following table presents our banking subsidiary’s capital ratios under U.S. Basel III Standardized rules:

	June 30, 2019		December 31, 2018
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
CET1 capital	$15,166	10.9%	$11,994	10.6%
Tier 1 capital	15,166	10.9	11,994	10.6
Total capital	17,611	12.7	14,252	12.5
Tier 1 leverage	15,166	9.7	11,994	9.9
Risk-weighted assets	138,569		113,610
Quarterly adjusted average assets	155,590		121,686

CBNA’s CET1 capital totaled $15.2 billion at June 30, 2019, up $3.2 billion from $12.0 billion at December 31, 2018. The increase was primarily driven by the net impact of the merger of Citizens Bank of Pennsylvania (“CBPA”) into CBNA effective January 2, 2019, and net income for the six months ended June 30, 2019. The increase was partially offset by dividend payments to the Parent Company and an increase in goodwill and intangibles related to Acquisitions. Total capital was $17.6 billion at June 30, 2019, an increase of $3.4 billion from $14.3 billion at December 31, 2018, driven by the change in CET1 capital and an increase in ACL, primarily attributable to the merger.
CBNA’s RWA totaled $138.6 billion at June 30, 2019, an increase of $25.0 billion from December 31, 2018, driven by approximately $22 billion resulting from the merger of CBPA into CBNA. In addition, the increase in RWA was driven by loans held for sale, the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), higher derivative valuations and growth in multifamily loans, education loans and commercial commitments. The increases were partially offset by a decrease in commercial loans and run-off in the home equity portfolio.
As of June 30, 2019, CBNA’s tier 1 leverage ratio decreased 11 basis points to 9.7% from 9.9% at December 31, 2018, primarily driven by a $33.9 billion increase in quarterly adjusted average assets that drove a 240 basis point decline in the ratio, partially offset by a $3.2 billion increase in tier 1 capital that drove a 229 basis point increase in the ratio. These movements were primarily attributable to the merger of CBPA into CBNA.
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
On January 29, 2019, the Parent Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

per depositary share). For further information, see Note 11 "Stockholders’ Equity" to our unaudited interim Consolidated Financial Statements in Part I, Item 1 — Financial Statements, included in this Report.
On July 25, 2019, the Parent Company issued $500 million in seven-year 2.850% fixed-rate senior notes.
During the three months ended June 30, 2019 and 2018, the Parent Company declared and paid dividends on common stock of $148 million and $107 million, respectively. During the three months ended June 30, 2019, the Parent Company declared dividends on preferred stock of $18 million. No dividends were declared on preferred stock during the three months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, the Parent Company declared and paid dividends on common stock of $297 million and $215 million, respectively, and declared dividends on preferred stock of $33 million and $7 million, respectively.
During three months ended June 30, 2019 and 2018, the Parent Company repurchased $120 million and $150 million of its outstanding common stock, respectively. During six months ended June 30, 2019 and 2018, the Parent Company repurchased $320 million and $325 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.2 billion as of June 30, 2019 compared with $911 million as of December 31, 2018. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At June 30, 2019, the Parent Company’s double-leverage ratio was 97.9%.
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
As CBNA’s major businesses involve taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
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
Factors Affecting Liquidity
Given the composition of assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as lender of last resort in systemic stress.
Similarly, given the structure of its balance sheet, the funding liquidity risk of CBNA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively modest.
An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

June 30, 2019
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F2
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F2
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F2
NR = Not rated
On July 31, 2019, Fitch announced an upgrade to CFG’s short-term issuer default rating from F2 to F1, an upgrade to CBNA’s short-term issuer default rating from F2 to F1, and an upgrade to CBNA’s short-term deposit rating from F2 to F1.
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, our banking subsidiary continues to minimize reliance on unsecured wholesale funding. At June 30, 2019, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements, such as the LCR, represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Financial Regulatory Reform” and “—Liquidity Requirements” in Part I, Item 1 — Business, of our Annual Report on Form 10-K for the year ended December 31, 2018.
The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. We are designated as a modified LCR financial institution under the final rule published by U.S. federal banking regulators and were compliant beginning in January 2017. We remain fully compliant with the LCR as of June 30, 2019.
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
Our Funding and Liquidity unit’s primary goal is to deliver and otherwise maintain prudent levels of operating liquidity (to support expected and projected funding requirements), and contingent liquidity (to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements) in a timely manner from stable and cost-efficient funding sources.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2019:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio, which excludes loans held for sale, was 94.2%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.0 billion;

•
Contingent liquidity was $31.3 billion, consisting of unencumbered high-quality liquid securities of $20.3 billion, unused FHLB capacity of $9.0 billion, and our cash position of $2.0 billion. Asset liquidity (a component of contingent liquidity) was $22.3 billion consisting of our cash position of $2.0 billion and unencumbered high-quality liquid securities of $20.3 billion;

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $13.5 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and

•
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2019 and 2018, see the Consolidated Statements of Cash Flows in Part I, Item 1 — Financial Statements, included in this Report.

The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

•	Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;

•	Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements such as the LCR; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
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

(in millions)	June 30, 2019	December 31, 2018	Change	Percent
Commitments to extend credit	$70,217	$69,553	$664	1%
Letters of credit	2,252	2,125	127	6
Marketing rights	35	37	(2)	(5)
Risk participation agreements	41	19	22	116
Loans sold with recourse	23	5	18	NM
Total	$72,568	$71,739	$829	1%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to the determination of the ACL

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

and the fair value of MSRs. For additional information regarding these accounting estimates and their related application, see “—Critical Accounting Estimates” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. No material changes were made to these critical accounting policies or estimates during the six months ended June 30, 2019.
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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee (“ERC”), chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the ERC are the following additional committees covering specific areas of risk: Compliance and Operational Risk Committee, Model Risk Committee, Credit Policy Committee, Asset Liability Committee, Business Initiatives Review Committee, and the Conduct and Ethics Committee.
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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no direct currency or commodity risk and de minimis equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2019	December 31, 2018
Instantaneous Change in Interest Rates
+200	8.5%	9.5%
+100	4.2	4.8
-100	(5.4)	(4.5)
Gradual Change in Interest Rates
+200	2.9	4.9
+100	1.2	2.5
-100	(2.3)	(1.1)

Given broad expectations the FRB would cut interest rates, we reduced asset sensitivity to mitigate the potential impact of declining rates. Asset sensitivity against a 200 basis point gradual increase in rates was 2.9% at June 30, 2019, a decrease from 4.9% at December 31, 2018. Additionally, we have reduced our short-term interest rate exposure (six months and under) to approximately 25%, with the remainder in the intermediate to long tenors of the curve. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on prepayable assets. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

	June 30, 2019					December 31, 2018
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive fixed/pay variable - conventional ALM	$14,850	($3)	1.9	1.8%	2.4%	$8,100	$3	2.2	1.7%	2.5%
Fair value - receive fixed/pay variable - conventional debt	4,650	(1)	2.5	2.0	2.5	3,450	2	2.4	1.8	2.7
Cash flow - pay fixed/receive variable - conventional ALM	4,750	1	4.40	2.4	1.7	500	—	—	2.4	1.3
Fair value - pay fixed/receive variable - conventional ALM	846	—	4.60	2.5	2.3	—	—	—	—	—
Total portfolio swaps	$25,096	($3)	2.6	2.0%	2.3%	$12,050	$5	2.2	1.8%	2.5%
Floors - conventional ALM(1)	$7,000	$—	—	—	—	$7,000	$—	0.5
(1) Conventional ALM floors, which matured in July 2019, do not have a receive rate or pay rate, but rather a strike price on the option.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Mortgage Servicing Rights
We have market risk associated with the value of MSRs, which are impacted by various types of inherent risks, including risks related to duration, basis, convexity, volatility and yield curve. We have elected to account for the MSRs acquired from FAMC or originated after December 31, 2018 at fair value while maintaining a lower of cost or market approach on our non-FAMC MSRs originated before December 31, 2018.
As part of our overall risk management strategy relative to the fair market value of the MSRs acquired from FAMC or originated after December 31, 2018, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of June 30, 2019, the fair value of these MSRs was $531 million and the total notional amount of related derivative contracts was $11.5 billion. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of June 30, 2019 and December 31, 2018, our non-FAMC MSRs originated on or before December 31, 2018 had a book value of $189 million and $221 million, respectively, and were carried at the lower of cost or market. As of June 30, 2019 and December 31, 2018, these MSRs had a fair value of $193 million and $243 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, economic hedges may be used to protect the market value of these MSRs.
As with our traded market risk based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital and substantially modified the determination of market risk-weighted assets and implemented a more risk sensitive methodology for the risk inherent in certain trading positions categorized as “covered positions.” For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges need to maintain a low risk profile to qualify, and do qualify, as “covered positions.” For the three months ended June 30, 2019 and 2018, we were not subject to the reporting threshold under the Market Risk Rule. As a result, the $634 million and $767 million of calculated market risk-weighted assets as of June 30, 2019 and 2018, respectively, were not included in our risk-weighted assets. As such, our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. While not subject to the determination requirements of market risk-weighted assets, we nevertheless comply with the Market Risk Rule’s other requirements. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$—	$1	$—	$2	$2	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	5	4	5	3	3	2	3	2
Commodity	—	—	—	—	—	—	—	—
General VaR	5	4	5	3	4	3	4	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$4	$5	$3	$4	$3	$4	$3
Stressed General VaR	$13	$9	$13	$7	$15	$13	$15	$10
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$9	$13	$7	$15	$13	$15	$10
Market Risk Regulatory Capital	$37				$47
Specific Risk Not Modeled Add-on	14				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$51				$61
Market Risk-Weighted Assets	$634				$767
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$—				$—

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, and as approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2019.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Total revenue (GAAP)	A	$1,628	$1,509	$3,216	$2,971
Noninterest expense (GAAP)	B	951	875	1,888	1,758
Net income (GAAP)	C	453	425	892	813
Net income available to common stockholders (GAAP)	D	435	425	859	806
Return on average common equity:
Average common equity (GAAP)	E	$20,420	$19,732	$20,182	$19,732
Return on average common equity	D/E	8.54%	8.65%	8.58%	8.24%
Return on average tangible common equity:
Average common equity (GAAP)	E	$20,420	$19,732	$20,182	$19,732
Less: Average goodwill (GAAP)		7,040	6,887	7,029	6,887
Less: Average other intangibles (GAAP)		80	2	69	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		370	357	369	356
Average tangible common equity	F	$13,670	$13,200	$13,453	$13,199
Return on average tangible common equity	D/F	12.75%	12.93%	12.87%	12.32%
Return on average total assets:
Average total assets (GAAP)	G	$161,489	$153,253	$160,955	$152,393
Return on average total assets	C/G	1.13%	1.11%	1.12%	1.08%
Return on average total tangible assets:
Average total assets (GAAP)	G	$161,489	$153,253	$160,955	$152,393
Less: Average goodwill (GAAP)		7,040	6,887	7,029	6,887
Less: Average other intangibles (GAAP)		80	2	69	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		370	357	369	356
Average tangible assets	H	$154,739	$146,721	$154,226	$145,860
Return on average total tangible assets	C/H	1.17%	1.16%	1.17%	1.12%
Efficiency ratio:
Efficiency ratio	B/A	58.41%	57.95%	58.70%	59.17%
Operating leverage:
Increase in total revenue		7.81%	8.15%	8.25%	6.86%
Increase in noninterest expense		8.66	1.19	7.39	2.30
Operating leverage		(0.85)%	6.96%	0.86%	4.56%
Effective income tax rate:
Income before income tax expense	I	$580	$549	$1,146	$1,050
Income tax expense	J	127	124	254	237
Effective income tax rate	J/I	21.86%	22.58%	22.14%	22.55%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	458,154,335	484,744,354	459,426,685	486,114,872
Average common shares outstanding - diluted (GAAP)	L	459,304,224	486,141,695	460,857,535	487,683,216
Net income per average common share - basic (GAAP)	D/K	$0.95	$0.88	$1.87	$1.66
Net income per average common share - diluted (GAAP)	D/L	0.95	0.88	1.86	1.65
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.32	$0.22	$0.64	$0.44
Dividend payout ratio	M/(D/K)	34%	25%	34%	27%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (loss) (GAAP)	N	$213	$216	$24	$453	$197	$237	($9)	$425
Less: Preferred stock dividends		—	—	18	18	—	—	—	—
Net income (loss) available to common stockholders	O	$213	$216	$6	$435	$197	$237	($9)	$425
Efficiency ratio:
Total revenue (GAAP)	P	$1,076	$520	$32	$1,628	$987	$516	$6	$1,509
Noninterest expense (GAAP)	Q	715	217	19	951	658	200	17	875
Efficiency ratio	Q/P	66.43%	41.58%	NM	58.41%	66.68%	38.80%	NM	57.95%
Return on average total tangible assets:
Average total assets (GAAP)		$65,485	$56,135	$39,869	$161,489	$61,232	$52,170	$39,851	$153,253
Less: Average goodwill (GAAP)		119	45	6,876	7,040	—	11	6,876	6,887
Less: Average other intangibles (GAAP)		73	7	—	80	—	2	—	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	370	370	—	—	357	357
Average total tangible assets	R	$65,293	$56,083	$33,363	$154,739	$61,232	$52,157	$33,332	$146,721
Return on average total tangible assets	N/R	1.31%	1.54%	NM	1.17%	1.29%	1.82%	NM	1.16%

		As of and for the Six Months Ended June 30,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (loss) (GAAP)	N	$415	$443	$34	$892	$367	$452	($6)	$813
Less: Preferred stock dividends		—	—	33	33	—	—	7	7
Net income (loss) available to common stockholders	O	$415	$443	$1	$859	$367	$452	($13)	$806
Efficiency ratio:
Total revenue (GAAP)	P	$2,111	$1,042	$63	$3,216	$1,942	$998	$31	$2,971
Noninterest expense (GAAP)	Q	1,415	426	47	1,888	1,314	408	36	1,758
Efficiency ratio	Q/P	67.01%	40.84%	NM	58.70%	67.68%	40.86%	NM	59.17%
Return on average total tangible assets:
Average total assets (GAAP)		$65,247	$55,884	$39,824	$160,955	$61,290	$51,286	$39,817	$152,393
Less: Average goodwill (GAAP)		119	34	6,876	7,029	—	11	6,876	6,887
Less: Average other intangibles (GAAP)		64	5	—	69	—	2	—	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	369	369	—	—	356	356
Average total tangible assets	R	$65,064	$55,845	$33,317	$154,226	$61,290	$51,273	$33,297	$145,860
Return on average total tangible assets	N/R	1.29%	1.60%	NM	1.17%	1.21%	1.78%	NM	1.12%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our Underlying results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,628	$1,509	$3,216	$2,971
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	S	$1,628	$1,509	$3,216	$2,971
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$951	$875	$1,888	$1,758
Less: Notable items		7	—	12	—
Noninterest expense, Underlying (non-GAAP)	T	$944	$875	$1,876	$1,758
Pre-provision profit:
Total revenue (GAAP)	A	$1,628	$1,509	$3,216	$2,971
Less: Noninterest expense (GAAP)	B	951	875	1,888	1,758
Pre-provision profit (GAAP)		$677	$634	$1,328	$1,213
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	S	$1,628	$1,509	$3,216	$2,971
Less: Noninterest expense, Underlying (non-GAAP)	T	944	875	1,876	1,758
Pre-provision profit, Underlying (non-GAAP)		$684	$634	$1,340	$1,213
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$580	$549	$1,146	$1,050
Less: Notable items		(7)	—	(12)	—
Income before income tax expense, Underlying (non-GAAP)	U	$587	$549	$1,158	$1,050
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$127	$124	$254	$237
Less: Notable items		(2)	—	(3)	—
Income tax expense, Underlying (non-GAAP)	V	$129	$124	$257	$237
Effective income tax rate (GAAP)	J/I	21.86%	22.58%	22.14%	22.55%
Effective income tax rate, Underlying (non-GAAP)	V/U	21.89	22.58	22.16	22.55
Net income, Underlying:
Net income (GAAP)	C	$453	$425	$892	$813
Add: Notable items, net of tax expense		5	—	9	—
Net income, Underlying (non-GAAP)	W	$458	$425	$901	$813

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$435	$425	$859	$806
Add: Notable items, net of tax expense		5	—	9	—
Net income available to common stockholders, Underlying (non-GAAP)	X	$440	$425	$868	$806
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$20,420	$19,732	$20,182	$19,732
Return on average common equity	D/E	8.54%	8.65%	8.58%	8.24%
Return on average common equity, Underlying (non-GAAP)	X/E	8.63	8.65	8.67	8.24
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$20,420	$19,732	$20,182	$19,732
Less: Average goodwill (GAAP)		7,040	6,887	7,029	6,887
Less: Average other intangibles (GAAP)		80	2	69	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		370	357	369	356
Average tangible common equity	F	$13,670	$13,200	$13,453	$13,199
Return on average tangible common equity	D/F	12.75%	12.93%	12.87%	12.32%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	12.89	12.93	13.00	12.32
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$161,489	$153,253	$160,955	$152,393
Return on average total assets	C/G	1.13%	1.11%	1.12%	1.08%
Return on average total assets, Underlying (non-GAAP)	W/G	1.14	1.11	1.13	1.08
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$161,489	$153,253	$160,955	$152,393
Less: Average goodwill (GAAP)		7,040	6,887	7,029	6,887
Less: Average other intangibles (GAAP)		80	2	69	2
Add: Average deferred tax liabilities related to goodwill (GAAP)		370	357	369	356
Average tangible assets	H	$154,739	$146,721	$154,226	$145,860
Return on average total tangible assets	C/H	1.17%	1.16%	1.17%	1.12%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.19	1.16	1.18	1.12
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	58.41%	57.95%	58.70%	59.17%
Efficiency ratio, Underlying (non-GAAP)	T/S	58.02	57.95	58.34	59.17
Operating leverage and operating leverage, Underlying:
Increase in total revenue		7.81%	8.15%	8.25%	6.86%
Increase in noninterest expense		8.66	1.19	7.39	2.30
Operating leverage		(0.85)%	6.96%	0.86%	4.56%
Increase in total revenue, Underlying (non-GAAP)		7.81%	7.29%	8.25%	6.43%
Increase in noninterest expense, Underlying (non-GAAP)		7.93	3.01	6.73	3.22
Operating leverage, Underlying (non-GAAP)		(0.12)%	4.28%	1.52%	3.21%
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	458,154,335	484,744,354	459,426,685	486,114,872
Average common shares outstanding - diluted (GAAP)	L	459,304,224	486,141,695	460,857,535	487,683,216
Net income per average common share - basic (GAAP)	D/K	$0.95	$0.88	$1.87	$1.66
Net income per average common share - diluted (GAAP)	D/L	0.95	0.88	1.86	1.65
Net income per average common share - basic, Underlying (non-GAAP)	X/K	0.96	0.88	1.89	1.66
Net income per average common share - diluted, Underlying (non-GAAP)	X/L	0.96	0.88	1.88	1.65

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$996	$1,081
Interest-bearing cash and due from banks	2,039	2,993
Interest-bearing deposits in banks	186	148
Debt securities available for sale, at fair value (including $434 and $363 pledged to creditors, respectively)(1)	21,698	19,895
Debt securities held to maturity (fair value of $3,441 and $4,041, respectively)	3,447	4,165
Equity securities, at fair value	47	181
Equity securities, at cost	706	834
Loans held for sale, at fair value	1,750	1,219
Other loans held for sale	455	101
Loans and leases	116,838	116,660
Less: Allowance for loan and lease losses	(1,227)	(1,242)
Net loans and leases	115,611	115,418
Derivative assets	833	317
Premises and equipment, net	740	791
Bank-owned life insurance	1,711	1,698
Goodwill	7,040	6,923
Due from broker	249	—
Other assets	5,241	4,754
TOTAL ASSETS	$162,749	$160,518
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$28,192	$29,458
Interest-bearing	95,812	90,117
Total deposits	124,004	119,575
Federal funds purchased and securities sold under agreements to repurchase	1,132	1,156
Other short-term borrowed funds	309	161
Derivative liabilities	106	292
Deferred taxes, net	767	573
Long-term borrowed funds	11,538	15,925
Due to broker	257	—
Other liabilities	2,619	2,019
TOTAL LIABILITIES	140,732	139,701
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, 100,000,000 shares authorized	1,133	840
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 568,003,349 shares issued and 457,903,826 shares outstanding at June 30, 2019 and 566,819,863 shares issued and 466,007,984 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	18,860	18,815
Retained earnings	5,959	5,385
Treasury stock, at cost, 110,099,523 and 100,811,879 shares at June 30, 2019 and December 31, 2018, respectively	(3,453)	(3,133)
Accumulated other comprehensive loss	(488)	(1,096)
TOTAL STOCKHOLDERS’ EQUITY	$22,017	$20,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,749	$160,518

(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans and leases	$1,392	$1,230	$2,773	$2,376
Interest and fees on loans held for sale, at fair value	15	5	26	9
Interest and fees on other loans held for sale	2	3	6	7
Investment securities	164	165	330	333
Interest-bearing deposits in banks	7	8	15	14
Total interest income	1,580	1,411	3,150	2,739
INTEREST EXPENSE:
Deposits	308	181	595	326
Federal funds purchased and securities sold under agreements to repurchase	3	1	5	2
Other short-term borrowed funds	1	1	1	3
Long-term borrowed funds	102	107	223	196
Total interest expense	414	290	824	527
Net interest income	1,166	1,121	2,326	2,212
Provision for credit losses	97	85	182	163
Net interest income after provision for credit losses	1,069	1,036	2,144	2,049
NONINTEREST INCOME:
Service charges and fees	126	127	249	251
Card fees	64	60	123	121
Capital markets fees	57	48	111	87
Trust and investment services fees	53	43	100	83
Mortgage banking fees	62	27	105	52
Letter of credit and loan fees	33	32	66	62
Foreign exchange and interest rate products	35	34	71	61
Securities gains, net	4	2	12	10
Net impairment losses recognized in earnings on debt securities	—	(1)	(1)	(2)
Other income	28	16	54	34
Total noninterest income	462	388	890	759
NONINTEREST EXPENSE:
Salaries and employee benefits	507	453	1,016	923
Equipment and software expense	126	110	251	223
Outside services	118	106	228	205
Occupancy	82	79	165	160
Other operating expense	118	127	228	247
Total noninterest expense	951	875	1,888	1,758
Income before income tax expense	580	549	1,146	1,050
Income tax expense	127	124	254	237
NET INCOME	$453	$425	$892	$813
Net income available to common stockholders	$435	$425	$859	$806
Weighted-average common shares outstanding:
Basic	458,154,335	484,744,354	459,426,685	486,114,872
Diluted	459,304,224	486,141,695	460,857,535	487,683,216
Per common share information:
Basic earnings	$0.95	$0.88	$1.87	$1.66
Diluted earnings	0.95	0.88	1.86	1.65

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$453	$425	$892	$813
Other comprehensive income (loss):
Net unrealized derivative instrument gains (losses) arising during the periods, net of income taxes of $23, ($4), $36 and ($22), respectively	68	(13)	107	(65)
Reclassification adjustment for net derivative losses included in net income, net of income taxes of $4, $3, $9 and $3, respectively	15	6	30	8
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $72, ($19), $152 and ($105), respectively	221	(60)	467	(332)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, $1, $0 and $0, respectively	1	—	1	(1)
Reclassification of net debt securities gains to net income, net of income taxes of ($1), $0, ($3) and ($2), respectively	(3)	(1)	(8)	(6)
Amortization of actuarial loss, net of income taxes of $1, $1, $3 and $2, respectively	3	3	6	6
Total other comprehensive income (loss), net of income taxes	305	(65)	603	(390)
Total comprehensive income	$758	$360	$1,495	$423

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2018	—	$247	488	$6	$18,797	$4,437	($2,283)	($1,145)	$20,059
Dividends to common stockholders	—	—	—	—	—	(107)	—	—	(107)
Preferred stock issued	1	296	—	—	—	—	—	—	296
Treasury stock purchased	—	—	(4)	—	—	—	(150)	—	(150)
Share-based compensation plans	—	—	—	—	5	—	—	—	5
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	425	—	—	425
Other comprehensive loss	—	—	—	—	—	—	—	(65)	(65)
Total comprehensive income	—	—	—	—	—	425	—	(65)	360
Balance at June 30, 2018	1	$543	484	$6	$18,806	$4,755	($2,433)	($1,210)	$20,467
Balance at April 1, 2019	1	$1,132	461	$6	$18,847	$5,672	($3,333)	($793)	$21,531
Dividends to common stockholders	—	—	—	—	—	(148)	—	—	(148)
Dividends to preferred stockholders	—	—	—	—	—	(18)	—	—	(18)
Preferred stock issued	—	1	—	—	—	—	—	—	1
Treasury stock purchased	—	—	(3)	—	—	—	(120)	—	(120)
Share-based compensation plans	—	—	—	—	9	—	—	—	9
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	453	—	—	453
Other comprehensive income	—	—	—	—	—	—	—	305	305
Total comprehensive income	—	—	—	—	—	453	—	305	758
Balance at June 30, 2019	1	$1,133	458	$6	$18,860	$5,959	($3,453)	($488)	$22,017

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount		Shares	Amount
Balance at January 1, 2018	—	$247		491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—		—	—	—	(215)	—	—	(215)
Dividends to preferred stockholders	—	—	—	—	—	—	(7)	—	—	(7)
Preferred stock issued	1	296		—	—	—	—	—	—	296
Treasury stock purchased	—	—		(8)	—	—	—	(325)	—	(325)
Share-based compensation plans	—	—		1	—	18	—	—	—	18
Employee stock purchase plan shares purchased	—	—		—	—	7	—	—	—	7
Total comprehensive income:
Net income	—	—		—	—	—	813	—	—	813
Other comprehensive loss	—	—		—	—	—	—	—	(390)	(390)
Total comprehensive income	—	—		—	—	—	813	—	(390)	423
Balance at June 30, 2018	1	$543		484	$6	$18,806	$4,755	($2,433)	($1,210)	$20,467
Balance at January 1, 2019	1	$840		466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—		—	—	—	(297)	—	—	(297)
Dividends to preferred stockholders	—	—		—	—	—	(33)	—	—	(33)
Preferred stock issued	—	293		—	—	—	—	—	—	293
Treasury stock purchased	—	—		(9)	—	—	—	(320)	—	(320)
Share-based compensation plans	—	—		1	—	37	—		—	37
Employee stock purchase plan shares purchased	—	—		—	—	8	—	—	—	8
Cumulative effect of change in accounting standards	—	—		—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—		—	—	—	892	—	—	892
Other comprehensive income	—	—		—	—	—	—	—	603	603
Total comprehensive income	—	—		—	—	—	892	—	603	1,495
Balance at June 30, 2019	1	$1,133		458	$6	$18,860	$5,959	($3,453)	($488)	$22,017

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$892	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	182	163
Originations of mortgage loans held for sale	(7,741)	(1,345)
Proceeds from sales of mortgage loans held for sale	7,148	1,325
Purchases of commercial loans held for sale	(1,076)	(1,024)
Proceeds from sales of commercial loans held for sale	1,198	1,039
Depreciation, amortization and accretion	275	243
Mortgage servicing rights valuation charge-off (recovery)	14	(3)
Debt securities impairment	1	2
Deferred income taxes	(10)	10
Share-based compensation	32	28
Net gain on sales of:
Debt securities	(16)	(10)
Premises and equipment	(7)	—
(Increase) decrease in other assets	(236)	283
Decrease in other liabilities	(79)	(109)
Net cash provided by operating activities	577	1,415
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(3,502)	(2,343)
Proceeds from maturities and paydowns of debt securities available for sale	1,625	1,636
Proceeds from sales of debt securities available for sale	1,250	273
Proceeds from maturities and paydowns of debt securities held to maturity	171	271
Purchases of equity securities, at fair value	(549)	(80)
Proceeds from sales of equity securities, at fair value	683	78
Purchases of equity securities, at cost	(258)	(334)
Proceeds from sales of equity securities, at cost	386	287
Net (increase) decrease in interest-bearing deposits in banks	(38)	78
Purchases of mortgage servicing rights	—	(16)
Acquisitions, net of cash acquired	(129)	—
Net increase in loans and leases	(806)	(2,992)
Net increase in bank-owned life insurance	(13)	(21)
Premises and equipment:
Purchases	(41)	(94)
Proceeds from sales	31	—
Capitalization of software	(98)	(116)
Net cash used in investing activities	(1,288)	(3,373)
FINANCING ACTIVITIES
Net increase in deposits	4,429	1,984
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(24)	(489)
Net increase (decrease) in other short-term borrowed funds	147	(2,356)
Proceeds from issuance of long-term borrowed funds	4,500	11,500
Repayments of long-term borrowed funds	(9,005)	(7,584)
Treasury stock purchased	(320)	(325)
Net proceeds from issuance of preferred stock	293	296
Dividends declared and paid to common stockholders	(297)	(215)
Dividends declared and paid to preferred stockholders	(30)	(7)
Payments of employee tax withholding for share-based compensation	(21)	(13)
Net cash (used in) provided by financing activities	(328)	2,791
(Decrease) increase in cash and cash equivalents (1)	(1,039)	833
Cash and cash equivalents at beginning of period (1)	4,074	3,032
Cash and cash equivalents at end of period (1)	$3,035	$3,865

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s principal business activity is banking, conducted through its banking subsidiary, Citizens Bank, National Association.
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

•
Adoption resulted in the recognition of a right-of-use asset and corresponding lease liability of $734 million and $749 million, respectively in its Consolidated Balance Sheet for non-cancelable operating lease agreements.

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

•
Required effective date: January 1, 2020.

•
A company-wide, cross-discipline governance structure is in place to implement the new standard. The Company is currently finalizing key interpretive issues, revising policies, procedures and related internal controls, and completing the development, configuration and validation of loss forecasting models to meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy, qualitative factors, how the reasonable and supportable forecast period will be determined and documented, as well as the impacts of that decision in different parts of the credit cycle.

•
Analytical testing of the models was completed and parallel testing started in the second quarter of 2019.

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

•
Based on the credit quality of our existing debt securities portfolio, the Company does not expect the allowance for credit losses for HTM and AFS debt securities to be significant.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$90	$—	$—	$90	$24	$—	$—	$24
State and political subdivisions	5	—	—	5	5	—	—	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,688	163	(143)	20,708	20,211	28	(605)	19,634
Other/non-agency	871	28	(4)	895	236	3	(7)	232
Total mortgage-backed securities, at fair value	21,559	191	(147)	21,603	20,447	31	(612)	19,866
Total debt securities available for sale, at fair value	$21,654	$191	($147)	$21,698	$20,476	$31	($612)	$19,895
Federal agencies and U.S. government sponsored entities	$3,447	$18	($24)	$3,441	$3,425	$—	($132)	$3,293
Other/non-agency	—	—	—	—	740	8	—	748
Total mortgage-backed securities, at cost	3,447	18	(24)	3,441	4,165	8	(132)	4,041
Total debt securities held to maturity	$3,447	$18	($24)	$3,441	$4,165	$8	($132)	$4,041
Money market mutual fund investments	$47	$—	$—	$47	$181	$—	$—	$181
Total equity securities, at fair value	$47	$—	$—	$47	$181	$—	$—	$181
Federal Reserve Bank stock	$577	$—	$—	$577	$463	$—	$—	$463
Federal Home Loan Bank stock	121	—	—	121	364	—	—	364
Other equity securities	8	—	—	8	7	—	—	7
Total equity securities, at cost	$706	$—	$—	$706	$834	$—	$—	$834

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2019
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$90	$—	$—	$—	$90
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	221	1,717	18,750	20,688
Other/non-agency	5	2	—	864	871
Total debt securities available for sale	95	223	1,717	19,619	21,654
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,447	3,447
Total debt securities held to maturity	—	—	—	3,447	3,447
Total amortized cost of debt securities	$95	$223	$1,717	$23,066	$25,101

Fair value:
U.S. Treasury and other	$90	$—	$—	$—	$90
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	219	1,735	18,754	20,708
Other/non-agency	5	3	—	887	895
Total debt securities available for sale	95	222	1,735	19,646	21,698
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,441	3,441
Total debt securities held to maturity	—	—	—	3,441	3,441
Total fair value of debt securities	$95	$222	$1,735	$23,087	$25,139

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $164 million and $165 million for the three months ended June 30, 2019 and 2018, respectively, and was $330 million and $333 million for the six months ended June 30, 2019 and 2018, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gains on sale of debt securities(1)	$8	$2	$16	$10
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$8	$2	$16	$10

(1) For the three and six months ended June 30, 2019, $4 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statement of Operations as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities pledged are presented below:

	June 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$291	$293	$344	$338
Pledged against FHLB borrowed funds	—	—	745	752
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,632	3,613	3,592	3,460

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of June 30, 2019 or December 31, 2018. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 9 "Derivatives."
Securitizations of mortgage loans retained in the investment portfolio were $13 million and $29 million for the three months ended June 30, 2019 and 2018, respectively, and $44 million and $55 million for the six months ended June 30, 2019 and 2018, respectively. These securitizations include a substantive guarantee by a third party. In 2019 the guarantors were FNMA, FHLMC, and GNMA. In 2018 the guarantors were FNMA and GNMA. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	19	$882	($1)	349	$11,307	($166)	368	$12,189	($167)
Other/non-agency	—	—	—	7	41	(4)	7	41	(4)
Total	19	$882	($1)	356	$11,348	($170)	375	$12,230	($171)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	166	$4,881	($89)	429	$15,124	($648)	595	$20,005	($737)
Other/non-agency	10	139	(1)	11	72	(6)	21	211	(7)
Total	176	$5,020	($90)	440	$15,196	($654)	616	$20,216	($744)

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of June 30, 2019. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities will not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on the Company’s debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cumulative balance at beginning of period	$78	$80	$81	$80
Credit impairments recognized in earnings on debt securities that have been previously impaired	—	1	1	2
Reductions due to increases in cash flow expectations on impaired debt securities(1)	—	—	—	(1)
Reductions for securities sold or matured during the period	(21)	—	(25)	—
Cumulative balance at end of period	$57	$81	$57	$81

(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of June 30, 2019 and June 30, 2018 were $57 million and $81 million respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of June 30, 2019 and 2018. For the three months ended June 30, 2019, the Company did not incur any non-agency MBS credit-related other-than-temporary impairment losses in earnings. For the three months ended June 30, 2018, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million. For the six months ended June 30, 2019 and 2018, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million and $2 million, respectively.
NOTE 3 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes as reflected below.

(in millions)	June 30, 2019	December 31, 2018
Commercial(1)	$41,156	$40,857
Commercial real estate	13,123	13,023
Leases	2,684	2,903
Total commercial loans and leases	56,963	56,783
Residential mortgages	19,192	18,978
Home equity loans	938	1,073
Home equity lines of credit	12,266	12,710
Home equity loans serviced by others	348	399
Home equity lines of credit serviced by others	88	104
Automobile	12,000	12,106
Education	9,305	8,900
Credit cards	2,046	1,991
Other retail	3,692	3,616
Total retail loans(2)	59,875	59,877
Total loans and leases(3)	$116,838	$116,660

(1) SBA loans we service for others of $18 million are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors as of June 30, 2019. There were no SBA loans we serviced for others at December 31, 2018.
(2) Mortgage loans we service for others of $72.5 billion and $69.6 billion at June 30, 2019 and December 31, 2018, respectively, are not included above.
(3)  LHFS totaling $2.2 billion and $1.3 billion at June 30, 2019 and December 31, 2018, respectively, are not included above.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the composition of LHFS.

	June 30, 2019			December 31, 2018
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$1,615	$135	$1,750	$967	$252	$1,219
Other loans held for sale	—	455	455	—	101	101
(1) Originated for sale.
(2) LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other LHFS consist of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $24.4 billion and $25.6 billion at June 30, 2019 and December 31, 2018, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of auto, commercial and commercial real estate loans, and totaled $18.6 billion and $16.8 billion at June 30, 2019 and December 31, 2018, respectively.
During the three months ended June 30, 2019 and 2018, the Company purchased $99 million and $223 million of education loans. During the six months ended June 30, 2019 and 2018, the Company purchased $300 million and $223 million of education loans, respectively.
The Company sold $492 million of residential mortgages during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company sold $182 million of commercial loans and $628 million of retail loans, including $22 million of TDR sales. During the three and six months ended June 30, 2018 the Company had $353 million and $553 million of commercial loan sales, respectively.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on Fortune 1000 companies for large capital equipment acquisitions including aircraft and railcars, among other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three years to seven years and may include options to terminate the lease early or purchase the leased property prior to the end of the lease term. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. The Company does not have lease agreements which contain lease and nonlease components.
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
The components of the net investment in direct finance leases, before ALLL, are presented below:

(in millions)	June 30, 2019
Total future minimum lease rentals	$1,823
Estimated residual value of leased equipment (non-guaranteed)	1,071
Initial direct costs	12
Unearned income	(244)
Total leases	$2,662

Interest income on direct financing leases for the three months and six months ended June 30, 2019 was $20 million and $40 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A maturity analysis of direct financing lease receivables at June 30, 2019 is presented below:

(in millions)
2019	$290
2020	458
2021	345
2022	266
2023	191
Thereafter	273
Total undiscounted future minimum lease rentals	$1,823

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ACL consists of the ALLL and the reserve for unfunded commitments. It is adjusted through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan and lease portfolio and related commitments, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018, for a detailed discussion of the ALLL reserve methodology and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the ACL, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of June 30, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
A summary of changes in the ACL is presented below:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$691	$554	$1,245	$690	$552	$1,242
Charge-offs	(45)	(111)	(156)	(71)	(223)	(294)
Recoveries	12	38	50	14	85	99
Net charge-offs	(33)	(73)	(106)	(57)	(138)	(195)
Provision charged to income	22	66	88	47	133	180
Allowance for loan and lease losses, end of period	680	547	1,227	680	547	1,227
Reserve for unfunded lending commitments, beginning of period	84	—	84	91	—	91
Provision for unfunded lending commitments	9	—	9	2	—	2
Reserve for unfunded lending commitments, end of period	93	—	93	93	—	93
Total allowance for credit losses, end of period	$773	$547	$1,320	$773	$547	$1,320

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$711	$535	$1,246	$685	$551	$1,236
Charge-offs	(14)	(106)	(120)	(17)	(219)	(236)
Recoveries	2	42	44	8	82	90
Net charge-offs	(12)	(64)	(76)	(9)	(137)	(146)
Provision charged to income	16	67	83	39	124	163
Allowance for loan and lease losses, end of period	715	538	1,253	715	538	1,253
Reserve for unfunded lending commitments, beginning of period	86	—	86	88	—	88
Provision for unfunded lending commitments	2	—	2	—	—	—
Reserve for unfunded lending commitments, end of period	88	—	88	88	—	88
Total allowance for credit losses, end of period	$803	$538	$1,341	$803	$538	$1,341

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	June 30, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$314	$686	$1,000	$391	$723	$1,114
Formula-based evaluation	56,649	59,189	115,838	56,392	59,154	115,546
Total loans and leases	$56,963	$59,875	$116,838	$56,783	$59,877	$116,660

A summary of the ACL by evaluation methodology is presented below:

	June 30, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$34	$25	$59	$38	$26	$64
Formula-based evaluation	739	522	1,261	743	526	1,269
Allowance for credit losses	$773	$547	$1,320	$781	$552	$1,333

For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. For additional information on regulatory classification ratings, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,011	$1,174	$770	$201	$41,156
Commercial real estate	12,705	377	38	3	13,123
Leases	2,578	46	43	17	2,684
Total commercial loans and leases	$54,294	$1,597	$851	$221	$56,963

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	June 30, 2019
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,882	$129	$32	$15	$134	$19,192
Home equity loans	825	73	11	5	24	938
Home equity lines of credit	11,652	372	58	31	153	12,266
Home equity loans serviced by others	301	26	5	3	13	348
Home equity lines of credit serviced by others	60	14	2	1	11	88
Automobile	10,630	1,083	201	67	19	12,000
Education	9,089	166	25	13	12	9,305
Credit cards	1,935	67	15	9	20	2,046
Other retail	3,528	97	30	21	16	3,692
Total retail loans	$56,902	$2,027	$379	$165	$402	$59,875

	December 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,664	$131	$37	$13	$133	$18,978
Home equity loans	945	75	12	3	38	1,073
Home equity lines of credit	12,042	386	65	22	195	12,710
Home equity loans serviced by others	355	21	7	3	13	399
Home equity lines of credit serviced by others	79	15	2	1	7	104
Automobile	10,729	1,039	207	59	72	12,106
Education	8,694	159	23	13	11	8,900
Credit cards	1,894	53	14	10	20	1,991
Other retail	3,481	76	26	18	15	3,616
Total retail loans	$56,883	$1,955	$393	$142	$504	$59,877

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commercial	$198	$194	$4	$1
Commercial real estate	4	7	—	—
Leases	17	—	1	—
Total commercial loans and leases	219	201	5	1
Residential mortgages (1)(2)	141	136	14	15
Home equity loans	38	50	—	—
Home equity lines of credit	210	231	—	—
Home equity loans serviced by others	16	17	—	—
Home equity lines of credit serviced by others	14	15	—	—
Automobile	62	81	—	—
Education	40	38	3	2
Credit card	20	20	—	—
Other retail	10	8	9	7
Total retail loans	551	596	26	24
Total	$770	$797	$31	$25

(1) Nonperforming balances exclude first lien residential mortgage loans which are accruing and 90 days or more past due that are 100% guaranteed by the Federal Housing Administration. These loans totaled $11 million and $12 million as of June 30, 2019 and December 31, 2018, respectively.
(2) Nonperforming balances exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $158 million and $133 million as of June 30, 2019 and December 31, 2018, respectively, and are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets primarily consist of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $32 million and $34 million as of June 30, 2019 and December 31, 2018, respectively.
A summary of nonperforming loan and lease key performance indicators is presented below:

	June 30, 2019	December 31, 2018
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.19%	0.17%
Nonperforming retail loans as a percentage of total loans and leases	0.47	0.51
Nonperforming loans and leases as a percentage of total loans and leases	0.66%	0.68%

Nonperforming commercial assets as a percentage of total assets	0.13%	0.13%
Nonperforming retail assets as a percentage of total assets	0.36	0.39
Nonperforming assets as a percentage of total assets	0.49%	0.52%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $174 million and $172 million as of June 30, 2019 and December 31, 2018, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aging of both accruing and nonaccruing loan and lease past due amounts is presented below:

	June 30, 2019				December 31, 2018
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$12	$17	$51	$80	$85	$3	$78	$166
Commercial real estate	—	6	2	8	8	32	5	45
Leases	1	—	1	2	7	—	—	7
Total commercial loans and leases	13	23	54	90	100	35	83	218
Residential mortgages	32	15	134	181	37	13	133	183
Home equity loans	11	5	24	40	12	3	38	53
Home equity lines of credit	58	31	153	242	65	22	195	282
Home equity loans serviced by others	5	3	13	21	7	3	13	23
Home equity lines of credit serviced by others	2	1	11	14	2	1	7	10
Automobile	201	67	19	287	207	59	72	338
Education	25	13	12	50	23	13	11	47
Credit cards	15	9	20	44	14	10	20	44
Other retail	30	21	16	67	26	18	15	59
Total retail loans	379	165	402	946	393	142	504	1,039
Total	$392	$188	$456	$1,036	$493	$177	$587	$1,257

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	June 30, 2019
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$170	$34	$118	$359	$288
Commercial real estate	—	—	26	26	26
Total commercial loans	170	34	144	385	314
Residential mortgages	25	2	122	192	147
Home equity loans	26	2	70	130	96
Home equity lines of credit	23	2	178	242	201
Home equity loans serviced by others	19	1	17	48	36
Home equity lines of credit serviced by others	1	—	6	10	7
Automobile	1	—	21	31	22
Education	121	9	23	144	144
Credit cards	26	8	1	27	27
Other retail	3	1	3	7	6
Total retail loans	245	25	441	831	686
Total	$415	$59	$585	$1,216	$1,000

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$186	$31	$167	$450	$353
Commercial real estate	32	7	6	38	38
Total commercial loans	218	38	173	488	391
Residential mortgages	28	2	127	201	155
Home equity loans	34	3	76	148	110
Home equity lines of credit	21	1	181	244	202
Home equity loans serviced by others	22	1	19	54	41
Home equity lines of credit serviced by others	1	—	7	11	8
Automobile	1	—	22	31	23
Education	130	11	23	153	153
Credit cards	24	7	1	25	25
Other retail	4	1	2	8	6
Total retail loans	265	26	458	875	723
Total	$483	$64	$631	$1,363	$1,114

Additional information on impaired loans is presented below:

	Three Months Ended June 30,
	2019		2018
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$310	$2	$332
Commercial real estate	1	27	—	36
Total commercial loans	3	337	2	368
Residential mortgages	2	145	2	152
Home equity loans	1	97	1	112
Home equity lines of credit	2	199	2	198
Home equity loans serviced by others	—	36	—	46
Home equity lines of credit serviced by others	—	7	—	9
Automobile	—	22	—	22
Education	2	145	2	165
Credit cards	1	25	1	24
Other retail	—	6	—	8
Total retail loans	8	682	8	736
Total	$11	$1,019	$10	$1,104

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,
	2019		2018
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$5	$304	$4	$311
Commercial real estate	1	27	—	32
Total commercial loans	6	331	4	343
Residential mortgages	3	142	3	149
Home equity loans	3	97	3	112
Home equity lines of credit	4	193	4	192
Home equity loans serviced by others	1	37	1	47
Home equity lines of credit serviced by others	—	7	—	9
Automobile	—	21	—	21
Education	4	145	4	165
Credit cards	1	24	1	23
Other retail	—	6	—	8
Total retail loans	16	672	16	726
Total	$22	$1,003	$20	$1,069

Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that we would not otherwise make. For additional information on regulatory classification ratings, see Note 5 “Allowance for Credit Losses, Nonperforming Assets, and Concentrations of Credit Risk” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	June 30, 2019	December 31, 2018
Commercial	$253	$304
Retail	686	723
Unfunded commitments related to TDRs	70	30

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes how loans were modified during the three months and six months ended June 30, 2019 and 2018. The reported balances represent the post-modification outstanding recorded investment and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended June 30, 2019
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$—	7	$—	6	$47
Commercial real estate	—	—	1	—	—	—
Total commercial loans	1	—	8	—	6	47
Residential mortgages	9	2	10	1	32	5
Home equity loans	6	1	—	—	18	1
Home equity lines of credit	43	4	15	3	77	4
Home equity loans serviced by others	—	—	—	—	3	1
Home equity lines of credit serviced by others	—	—	—	—	2	—
Automobile	40	1	7	—	335	5
Education	—	—	—	—	13	1
Credit cards	941	5	—	—	141	—
Other retail	—	—	—	—	2	—
Total retail loans	1,039	13	32	4	623	17
Total	1,040	$13	40	$4	629	$64

	Three Months Ended June 30, 2018
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	4	$1	4	$—	17	$59
Commercial real estate	—	—	—	—	2	31
Total commercial loans	4	1	4	—	19	90
Residential mortgages	16	2	23	3	33	5
Home equity loans	11	1	1	—	34	1
Home equity lines of credit	13	1	47	6	113	7
Home equity loans serviced by others	—	—	—	—	8	—
Home equity lines of credit serviced by others	2	—	1	—	2	—
Automobile	41	1	16	—	309	5
Education	—	—	—	—	139	3
Credit cards	559	3	—	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	642	8	88	9	638	21
Total	646	$9	92	$9	657	$111

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2019
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$—	12	$1	18	$87
Commercial real estate	—	—	1	—	—	—
Total commercial loans	1	—	13	1	18	87
Residential mortgages	13	4	21	3	62	9
Home equity loans	13	1	—	—	45	2
Home equity lines of credit	72	8	50	9	182	12
Home equity loans serviced by others	—	—	—	—	7	1
Home equity lines of credit serviced by others	—	—	—	—	4	—
Automobile	65	1	12	—	624	9
Education	—	—	—	—	80	3
Credit cards	1,557	9	—	—	141	—
Other retail	—	—	—	—	3	—
Total retail loans	1,720	23	83	12	1,148	36
Total	1,721	$23	96	$13	1,166	$123

	Six Months Ended June 30, 2018
	Primary Modification Types
	Interest Rate Reduction[1]		Maturity Extension[2]		Other[3]
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	5	$1	10	$1	35	$134
Commercial real estate	—	—	1	—	2	31
Total commercial loans	5	1	11	1	37	165
Residential mortgages	23	3	30	4	86	11
Home equity loans	22	2	1	—	66	3
Home equity lines of credit	28	2	89	11	206	14
Home equity loans serviced by others	1	—	—	—	15	—
Home equity lines of credit serviced by others	4	—	1	—	5	—
Automobile	77	2	33	1	578	9
Education	—	—	—	—	251	4
Credit cards	1,153	6	—	—	—	—
Other retail	1	—	—	—	4	—
Total retail loans	1,309	15	154	16	1,211	41
Total	1,314	$16	165	$17	1,248	$206
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
The net change to ALLL resulting from modifications of loans for the three months ended June 30, 2019 and 2018 was $2 million and $1 million, respectively. The net change to ALLL resulting from modifications of loans for the six months ended June 30, 2019 and 2018 was $4 million and $2 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded $1 million of charge-offs resulting from the modification of loans in the three months ended June 30, 2019 and 2018, and $2 million in the six months ended June 30, 2019 and 2018.
    A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2019 and 2018. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended June 30, 2019 and 2018 were $1 million and $17 million, respectively, and $1 million and $20 million for the six months ended June 30, 2019 and 2018, respectively. For retail loans, there were $10 million and $10 million of loans which defaulted within 12 months of their restructuring date for the three months ended June 30, 2019 and 2018, respectively, and there were $19 million of loans which defaulted within 12 months of their restructuring date for the six months ended June 30, 2019 and 2018.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2019 and December 31, 2018, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	June 30, 2019
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Total
High loan-to-value	$441	$78	$125	$—	$644
Interest-only/negative amortization	1,765	—	—	—	1,765
Low introductory rate	—	—	—	221	221
Multiple characteristics and other	3	—	—	—	3
Total	$2,209	$78	$125	$221	$2,633

	December 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$318	$87	$148	$—	$—	$553
Interest-only/negative amortization	1,794	—	—	—	1	1,795
Low introductory rate	—	—	—	217	—	217
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,113	$87	$148	$217	$1	$2,566

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. The following table summarizes activity related to residential mortgage loans sold with servicing rights retained for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Residential mortgage loans sold with servicing retained	$4,229	$670	$7,148	$1,325
Gain on sales (1)	55	17	92	30
Contractually specified servicing, late and other ancillary fees (1)	51	16	99	31
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.

In connection with the August 1, 2018 acquisition of FAMC, the Company began maintaining two separate classes of MSRs which, at the time of initial capitalization, were differentiated by how the risk associated with valuation changes of the MSRs was being managed. The acquired FAMC portfolio is accounted for under the fair value method while the Company’s MSR portfolio held before the FAMC acquisition is accounted for under the amortization method. Beginning January 1, 2019, all of the Company’s newly originated MSRs are accounted for under the fair value method. The Company implemented an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair value method, which includes the purchase of freestanding derivatives. Depending on the interest rate environment, economic hedges may be used to protect the market value of MSRs accounted for under the amortization method. Any changes in fair value during the period for MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, are recorded in mortgage banking fees in the Consolidated Statements of Operations.
The following table summarizes changes in MSRs recorded using the amortization method for the three and six months ended June 30, 2019 and 2018.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Mortgage servicing rights:
Balance as of beginning of period	$212	$201	$221	$201
Amount capitalized	—	8	—	15
Purchases	—	16	—	16
Amortization	(9)	(8)	(18)	(15)
Carrying amount before valuation allowance	203	217	203	217
Valuation allowance for servicing assets:
Balance as of beginning of period	—	—	—	3
Valuation charge-offs (recoveries)	14	—	14	(3)
Balance at end of period	14	—	14	—
Net carrying value of MSRs	$189	$217	$189	$217

The following table summarizes changes in MSRs recorded using the fair value method for the three months ended June 30, 2019. There were no MSRs recorded using the fair value method for the three or six months ended June 30, 2018.

(in millions)	As of and for the Three Months Ended June 30, 2019	As of and for the Six Months Ended June 30, 2019
Fair value as of beginning of the period	$563	$600
Amounts capitalized	57	92
Changes in unpaid principal balance during the period (1)	(31)	(57)
Changes in fair value during the period (2)	(58)	(104)
Fair value at end of the period	$531	$531
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
The sensitivity analyses below present the impact to current fair value of an immediate 50 basis point and 100 basis point adverse change in key economic assumptions and the decline in fair value if the respective adverse change was realized. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is dependent upon movements in market interest rates.
For MSRs under the amortization method, key economic assumptions used to estimate the fair value are presented below:

	June 30, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$193	50 bps adverse change	100 bps adverse change	$243	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.5			6.5
Weighted average constant prepayment rate	11.6%	$29	$54	8.5%	$24	$56
Weighted average discount rate	9.3%	4	7	9.3%	5	9

For MSRs under the fair value method, key economic assumptions used to estimate the fair value are presented below:

	June 30, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$531	50 bps adverse change	100 bps adverse change	$600	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.5			8.0
Weighted average constant prepayment rate	13.8%	$117	$241	8.2%	$68	$148
Weighted average option adjusted spread	434 bps	10	21	609 bps	13	26

Citizens accounts for derivatives in its mortgage banking operations at fair value on the Consolidated Balance Sheets as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 9 "Derivatives" for additional information.
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

In its normal course of business, the Company leases both equipment and real estate, including office and branch space. Lease terms predominantly range from one year to ten years and may include options to extend the lease, terminate the lease, or purchase the underlying asset at the end of the lease. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. The Company has lease

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

agreements that contain lease and non-lease components and for certain real estate leases, these components are accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets and are recognized in occupancy expense in the Company’s Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company may also enter into subleases with third parties for certain leased real estate properties that are no longer occupied.

The components of operating lease cost are presented below:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$41	$81
Short-term lease cost	3	6
Variable lease cost	2	4
Sublease income	(1)	(2)
Total	$45	$89

Operating lease cost is recognized on a straight line basis over the lease term and recorded in occupancy expense on the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	June 30, 2019	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$732	Other assets
Operating lease liabilities	750	Other liabilities

Supplemental information related to the Company’s operating lease arrangements is presented below:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$80
Right-of-use assets in exchange for new operating lease liabilities	72

The weighted average remaining lease term and weighted average discount rate for operating leases is seven years and 3.23%, respectively.

At June 30, 2019, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31:

(in millions	Operating Leases
2019	$69
2020	160
2021	143
2022	118
2023	93
Thereafter	262
Total lease payments	845
Less interest	95
Present value of lease liabilities	$750

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - VARIABLE INTEREST ENTITIES
Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its equity investment and outstanding principal balance of loans to special purpose entities. A summary of these investments is presented below:

(in millions)	June 30, 2019	December 31, 2018
LIHTC investment included in other assets	$1,303	$1,236
LIHTC unfunded commitments included in other liabilities	659	673
Renewable energy investments included in other assets	311	319
Lending to special purpose entities included in loans and leases	848	613

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
The following table presents information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Tax credits included in income tax expense	$34	$26	$69	$51
Amortization expense included in income tax expense	35	28	72	55
Other tax benefits included in income tax expense	8	6	16	12

No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2019 and 2018, respectively.
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
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the lending facilities had aggregate unpaid principal balances of $848 million and $613 million, respectively, and undrawn commitments to extend credit of $660 million and $584 million, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	June 30, 2019	December 31, 2018
Federal funds purchased	$840	$820
Securities sold under agreements to repurchase	292	336
Other short-term borrowed funds	309	161
Total short-term borrowed funds	$1,441	$1,317

Key data related to short-term borrowed funds is presented below:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.93%	—%	1.93%	—%	1.72%
Other short-term borrowed funds	2.47	3.22	2.47	3.22	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,499	$1,045	$1,499	$1,045	$1,282
Other short-term borrowed funds	508	1,110	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$818	$504	$729	$574	$654
Other short-term borrowed funds	45	191	52	388	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.76%	0.71%	1.54%	0.68%	0.92%
Other short-term borrowed funds	2.66	1.90	2.71	1.73	2.10

(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	June 30, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	747	744
2.250% senior unsecured notes, due March 2020 (1)	698	691
3.060% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
3.091% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	499	499
2.250% senior unsecured notes, due October 2020 (1)	748	738
2.550% senior unsecured notes, due May 2021 (1)	986	964
3.250% senior unsecured notes, due February 2022 (1)	711	—
3.248% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
3.331% floating-rate senior unsecured notes, due May 2022 (1) (2)	250	249
2.650% senior unsecured notes, due May 2022 (1)	500	487
3.700% senior unsecured notes, due March 2023 (1)	517	502
3.280% floating-rate senior unsecured notes, due March 2023 (1) (2)	249	249
3.750% senior unsecured notes, due February 2026 (1)	521	—
Federal Home Loan Bank advances, 2.575% weighted average rate, due through 2038	2,258	7,508
Other	17	9
Total long-term borrowed funds	$11,538	$15,925

(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of June 30, 2019.

The Parent Company’s long-term borrowed funds as of June 30, 2019 and December 31, 2018 included principal balances of $2.0 billion for each period, respectively, and unamortized deferred issuance costs and/or discounts of ($4) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of June 30, 2019 and December 31, 2018 included principal balances of $9.5 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($17) million and ($14) million, respectively, and hedging basis adjustments of $43 million and ($66) million, respectively. See Note 9 "Derivatives" for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $7.4 billion and $13.0 billion at June 30, 2019 and December 31, 2018, respectively. The Company’s available FHLB borrowing capacity was $9.0 billion and $4.8 billion at June 30, 2019 and December 31, 2018, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2019, the Company’s unused secured borrowing capacity was approximately $42.8 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at June 30, 2019 is presented below:

(in millions)	Parent Company	Banking and Other Subsidiaries	Consolidated
Year
2019	$—	$747	$747
2020	—	4,748	4,748
2021	349	992	1,341
2022	348	1,766	2,114
2023	—	768	768
2024 and thereafter	1,291	529	1,820
Total	$1,988	$9,550	$11,538

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
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 13 "Fair Value Measurements" to the Company’s unaudited interim Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the period ended March 31, 2019 and Note 19 “Fair Value Measurements” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	June 30, 2019			December 31, 2018
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$25,096	$—	$3	$12,050	$5	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	133,570	808	127	117,076	301	277
Foreign exchange contracts	13,431	132	116	9,866	129	113
Other contracts	8,040	29	34	3,555	14	25
Total derivatives not designated as hedging instruments		969	277		444	415
Gross derivative fair values		969	280		449	415
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(83)	(83)		(87)	(87)
Less: Cash collateral applied (2)		(53)	(91)		(45)	(36)
Total net derivative fair values presented in the Consolidated Balance Sheets		$833	$106		$317	$292
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
Fair Value Hedges
Citizens has outstanding interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings as well as certain fixed rate residential mortgages. The changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the same income statement line in the Consolidated Statements of Operations.
The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Change in fair value of interest rate swaps hedging borrowed funds	$64	$12	$104	($26)	Interest expense - borrowed funds
Change in fair value of hedged long-term debt attributable to the risk being hedged	(64)	(13)	(103)	24	Interest expense - borrowed funds
Change in fair value of interest rate swaps hedging fixed rate loans	(16)	—	(16)	—	Interest and fees on loans and leases
Change in fair value of hedged fixed rate loans attributable to the risk being hedged	16	—	16	—	Interest and fees on loans and leases

The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2019
(in millions)	Residential mortgages	Long-term borrowed funds
Carrying amount of the hedged assets	$975	$—
Carrying amount of the hedged liabilities	—	5,249
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items(1)	16	43
(1)The balance reported for long-term borrowed funds includes ($3) million of cumulative hedging adjustments recorded on discontinued fair value hedging relationships.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities. All of these swaps have been deemed as highly effective cash flow hedges. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in OCI and reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings. During the next 12 months, there are $11 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2019.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended June 30, 2019 and 2018, there were no gains or losses reclassified from OCI to current period earnings (other income) associated with the discontinuance of the Company’s cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018(1)	2019	2018(1)
Amount of pre-tax net gains (losses) recognized in OCI	$91	($17)	$143	($87)
Amount of pre-tax net losses reclassified from OCI into interest income	(20)	(13)	(40)	(19)
Amount of pre-tax net gains reclassified from OCI into interest expense	1	4	1	8
(1) For the three and six months ended June 30, 2018, the amount of pre-tax net gains (losses) recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income.

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
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Citizens also uses derivatives to hedge the risk of changes in the fair value of its residential MSR portfolio. Certain residential MSRs are accounted for at fair value with changes in the fair value influenced primarily by changes in interest rates. Derivatives used to hedge the value of residential MSRs include TBAs, AFS securities, interest rate swaptions, interest rate futures and interest rate swaps.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2019	2018	2019	2018
Economic hedge type:
Customer interest rate contracts	$425	($75)	$654	($279)	Foreign exchange and interest rate products
Customer foreign exchange contracts	(47)	(68)	(81)	(57)	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(410)	90	(627)	306	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	54	92	94	75	Foreign exchange and interest rate products
Residential loan commitments	11	1	16	—	Mortgage banking fees
Forward sale contracts	(9)	(2)	(5)	(2)	Mortgage banking fees
Interest rate derivative contracts used to hedge residential MSRs	71	—	116	—	Mortgage banking fees
Total	$95	$38	$167	$43

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2018	($193)	($514)	($438)	($1,145)
Other comprehensive loss before reclassifications	(13)	(60)	—	(73)
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	6	(1)	3	8
Net other comprehensive (loss) income	(7)	(61)	3	(65)
Balance at June 30, 2018	($200)	($575)	($435)	($1,210)
Balance at April 1, 2019	($89)	($244)	($460)	($793)
Other comprehensive income before reclassifications	68	221	—	289
Other-than-temporary impairment not recognized in earnings on debt securities	—	1	—	1
Amounts reclassified to the Consolidated Statements of Operations	15	(3)	3	15
Net other comprehensive income	83	219	3	305
Balance at June 30, 2019	($6)	($25)	($457)	($488)

	As of and for the Six Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(65)	(332)	—	(397)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	8	(6)	6	8
Net other comprehensive (loss) income	(57)	(339)	6	(390)
Balance at June 30, 2018	($200)	($575)	($435)	($1,210)
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	107	467	—	574
Other-than-temporary impairment not recognized in earnings on debt securities	—	1	—	1
Amounts reclassified to the Consolidated Statements of Operations	30	(8)	6	28
Net other comprehensive income	137	460	6	603
Cumulative effect of change in accounting standards	—	5	—	5
Balance at June 30, 2019	($6)	($25)	($457)	($488)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative losses included in net income:	($20)	($13)	($40)	($19)	Interest income
	1	4	1	8	Interest expense
	(19)	(9)	(39)	(11)	Income before income tax expense
	(4)	(3)	(9)	(3)	Income tax expense
	($15)	($6)	($30)	($8)	Net income
Reclassification of net debt securities gains to net income:	$4	$2	$12	$10	Securities gains, net
	—	(1)	(1)	(2)	Net debt securities impairment losses recognized in earnings
	4	1	11	8	Income before income tax expense
	1	—	3	2	Income tax expense
	$3	$1	$8	$6	Net income
Reclassification of changes related to the employee benefit plan:	($4)	($4)	($9)	($8)	Other operating expense
	(4)	(4)	(9)	(8)	Income before income tax expense
	(1)	(1)	(3)	(2)	Income tax expense
	($3)	($3)	($6)	($6)	Net income
Total reclassification losses	($15)	($8)	($28)	($8)	Net income

The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net interest income (includes ($19),($9), ($39) and ($11) of AOCI reclassifications, respectively)	$1,166	$1,121	$2,326	$2,212
Provision for credit losses	97	85	182	163
Noninterest income (includes $4, $1, $11 and $8 of AOCI reclassifications, respectively)	462	388	890	759
Noninterest expense (includes $4, $4, $9 and $8 of AOCI reclassifications, respectively)	951	875	1,888	1,758
Income before income tax expense	580	549	1,146	1,050
Income tax expense (includes ($4), ($4), ($9) and ($3) income tax net expense from reclassification items, respectively)	127	124	254	237
Net income	$453	$425	$892	$813

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2019			December 31, 2018
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	—	—
Total			1,150,000		$1,133	850,000	$840
(1)Equivalent to $25 per depositary share.
(2)Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.

The following table provides information related to the Company’s preferred stock outstanding as of June 30, 2019:

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.32	$148	$148	$0.22	$107	$107
Preferred stock
Series A	$—	$—	$7	$—	$—	$7
Series B	30.00	9	—	—	—	—
Series C	15.94	4	5	—	—	—
Series D	15.88	5	3	—	—	—
Total preferred stock		$18	$15		$—	$7

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.64	$297	$297	$0.44	$215	$215
Preferred stock
Series A	$27.50	$7	$7	$27.50	$7	$7
Series B	30.00	9	11	—	—	—
Series C	31.88	9	9	—	—	—
Series D	27.70	8	3	—	—	—
Total preferred stock		$33	$30		$7	$7

Treasury Stock
During the six months ended June 30, 2019, the Company repurchased $320 million, or 9,287,644 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 “Commitments and Contingencies” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

(in millions)	June 30, 2019	December 31, 2018
Commitments to extend credit	$70,217	$69,553
Letters of credit	2,252	2,125
Marketing rights	35	37
Risk participation agreements	41	19
Loans sold with recourse	23	5
Total	$72,568	$71,739

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
In first quarter 2019, the Company entered into an agreement to purchase education loans on a quarterly basis beginning with first quarter 2019 and ending with fourth quarter 2019. The total minimum and maximum amount of the aggregate purchase principal balance of loans under the terms of the agreement are $600 million and $1.0 billion, respectively, and the remaining maximum principal purchase commitment is $700 million as

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of June 30, 2019.
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $106 million and $114 million, respectively, at June 30, 2019 and $68 million and $161 million, respectively, at December 31, 2018.
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
Citizens has additional off-balance sheet arrangements that are summarized below:

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

•
Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over 83 counterparties. RPAs generally have terms ranging from one year to five years; however, certain outstanding agreements have terms as long as nine years.

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value. For these LHFS, the aggregate fair value approximates the aggregate unpaid principal balance. For more information on the election of the fair value option for these assets see Note 19 “Fair Value Measurements,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
The following table presents the changes in fair value for assets where the Company has elected the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Residential mortgage loans held for sale, at fair value	$10	$4	$9	$1	Mortgage banking fees
Commercial and commercial real estate loans held for sale, at fair value	1	(1)	4	—	Other income

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 13 “Fair Value Measurements,” to the Company’s unaudited interim Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$21,603	$—	$21,603	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	90	90	—	—
Total debt securities available for sale	21,698	90	21,608	—
Loans held for sale, at fair value:
Residential loans held for sale	1,615	—	1,615	—
Commercial loans held for sale	135	—	135	—
Total loans held for sale, at fair value	1,750	—	1,750	—
Mortgage servicing rights	531	—	—	531
Derivative assets:
Interest rate contracts	808	—	808	—
Foreign exchange contracts	132	—	132	—
Other contracts	29	—	4	25
Total derivative assets	969	—	944	25
Equity securities, at fair value:
Money market mutual fund investments	47	47	—	—
Total equity securities, at fair value	47	47	—	—
Total assets	$24,995	$137	$24,302	$556
Derivative liabilities:
Interest rate contracts	$130	$—	$130	$—
Foreign exchange contracts	116	—	116	—
Other contracts	34	—	34	—
Total derivative liabilities	280	—	280	—
Total liabilities	$280	$—	$280	$—

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

The following tables present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the three and six months ended June 30, 2019. There were no assets measured at fair value on a recurring basis and classified as Level 3 for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$563	$18	$600	$—
Issuances	57	43	92	43
Settlements (1)	(31)	(43)	(57)	(43)
Changes in fair value during the period recognized in earnings (2)	(58)	7	(104)	7
Transfers from Level 2 to Level 3(3)	—	—	—	18
Ending balance	$531	$25	$531	$25
(1) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(2) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.
(3) Reflects changes in the significance of unobservable inputs on derivative contracts associated with mortgage origination activities.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method and loan impairments for certain loans and leases. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 “Fair Value Measurements,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Impaired collateral-dependent loans	($24)	($4)	($28)	($6)
MSRs	(14)	—	(14)	3
Foreclosed assets	(1)	—	(1)	(1)
Leased assets	—	(2)	(3)	(2)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	June 30, 2019				December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$300	$—	$300	$—	$338	$—	$338	$—
MSRs	193	—	—	193	243	—	—	243
Foreclosed assets	27	—	27	—	29	—	29	—
Leased assets	61	—	61	—	92	—	92	—

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,447	$3,441	$—	$—	$3,447	$3,441	$—	$—
Equity securities, at cost	706	706	—	—	706	706	—	—
Other loans held for sale	455	455	—	—	—	—	455	455
Loans and leases	116,838	117,494	—	—	300	300	116,538	117,194
Financial liabilities:
Deposits	124,004	124,028	—	—	124,004	124,028	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,132	1,132	—	—	1,132	1,132	—	—
Other short-term borrowed funds	309	309	—	—	309	309	—	—
Long-term borrowed funds	11,538	11,639	—	—	11,538	11,639	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$4,165	$4,041	$—	$—	$4,165	$4,041	$—	$—
Equity securities, at cost	834	834	—	—	834	834	—	—
Other loans held for sale	101	101	—	—	—	—	101	101
Loans and leases	116,660	116,627	—	—	338	338	116,322	116,289
Financial liabilities:
Deposits	119,575	119,503	—	—	119,575	119,503	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	—	—	1,156	1,156	—	—
Other short-term borrowed funds	161	161	—	—	161	161	—	—
Long-term borrowed funds	15,925	15,877	—	—	15,925	15,877	—	—

NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$99	$26	$125	$100	$27	$127
Card fees	55	9	64	51	9	60
Capital markets fees	—	53	53	—	51	51
Trust and investment services fees	53	—	53	43	—	43
Other banking fees	—	3	3	—	2	2
Total revenue from contracts with customers	$207	$91	$298	$194	$89	$283

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$196	$52	$248	$198	$53	$251
Card fees	105	18	123	103	18	121
Capital markets fees	—	102	102	—	88	88
Trust and investment services fees	100	—	100	83	—	83
Other banking fees	—	5	5	—	5	5
Total revenue from contracts with customers	$401	$177	$578	$384	$164	$548
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $3 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, and $7 million and $8 million for the six months ended June 30, 2019 and 2018, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Bank-owned life insurance	$13	$14	$27	$28

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Deposit insurance	$16	$28	$32	$59
Promotional expense	28	34	55	59
Settlements and operating losses	9	12	20	24
Other	65	53	121	105
Other operating expense	$118	$127	$228	$247

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2019	2018	2019	2018
Numerator (basic and diluted):
Net income	$453	$425	$892	$813
Less: Preferred stock dividends	18	—	33	7
Net income available to common stockholders	$435	$425	$859	$806
Denominator:
Weighted-average common shares outstanding - basic	458,154,335	484,744,354	459,426,685	486,114,872
Dilutive common shares: share-based awards	1,149,889	1,397,341	1,430,850	1,568,344
Weighted-average common shares outstanding - diluted	459,304,224	486,141,695	460,857,535	487,683,216
Earnings per common share:
Basic	$0.95	$0.88	$1.87	$1.66
Diluted (1)	0.95	0.88	1.86	1.65

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 371,627 and 1,073,431 for the three and six months ended June 30, 2019, respectively. There were no weighted average antidilutive shares for the three or six months ended June 30, 2018.

NOTE 17 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on our business operating segments, as well as Other non-segment operations, see Note 25 “Business Operating Segments,” to the Company’s audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.

	As of and for the Three Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$799	$371	($4)	$1,166
Noninterest income	277	149	36	462
Total revenue	1,076	520	32	1,628
Noninterest expense	715	217	19	951
Profit before provision for credit losses	361	303	13	677
Provision for credit losses	78	25	(6)	97
Income before income tax expense (benefit)	283	278	19	580
Income tax expense (benefit)	70	62	(5)	127
Net income	$213	$216	$24	$453
Total average assets	$65,485	$56,135	$39,869	$161,489

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$759	$376	($14)	$1,121
Noninterest income	228	140	20	388
Total revenue	987	516	6	1,509
Noninterest expense	658	200	17	875
Profit (loss) before provision for credit losses	329	316	(11)	634
Provision for credit losses	66	9	10	85
Income (loss) before income tax expense (benefit)	263	307	(21)	549
Income tax expense (benefit)	66	70	(12)	124
Net income (loss)	$197	$237	($9)	$425
Total average assets	$61,232	$52,170	$39,851	$153,253

	As of and for the Six Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,587	$743	($4)	$2,326
Noninterest income	524	299	67	890
Total revenue	2,111	1,042	63	3,216
Noninterest expense	1,415	426	47	1,888
Profit before provision for credit losses	696	616	16	1,328
Provision for credit losses	145	46	(9)	182
Income before income tax expense (benefit)	551	570	25	1,146
Income tax expense (benefit)	136	127	(9)	254
Net income	$415	$443	$34	$892
Total average assets	$65,247	$55,884	$39,824	$160,955

	As of and for the Six Months Ended June 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,492	$733	($13)	$2,212
Noninterest income	450	265	44	759
Total revenue	1,942	998	31	2,971
Noninterest expense	1,314	408	36	1,758
Profit (loss) before provision for credit losses	628	590	(5)	1,213
Provision for credit losses	138	5	20	163
Income (loss) before income tax expense (benefit)	490	585	(25)	1,050
Income tax expense (benefit)	123	133	(19)	237
Net income (loss)	$367	$452	($6)	$813
Total average assets	$61,290	$51,286	$39,817	$152,393

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended June 30, 2019 are included below:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
April 1, 2019 - April 30, 2019	2,802,198	$34.64	2,802,198	$22,919,251
May 1, 2019 - May 31, 2019	661,555	34.64	661,555	$—
June 1, 2019 - June 30, 2019	—	$—	—	$—
(1) On June 28, 2018, the Company announced that its 2018 Capital Plan, submitted as part of the CCAR process and not objected to by the FRB, included share repurchases of CFG common stock of up to $1.02 billion for the four-quarter period ending with the second quarter of 2019. This share repurchase plan, which was approved by the Company’s Board of Directors at the time of the announcement, allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by the Company during the second quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by June 30, 2019. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 8-A, filed January 29, 2019)

3.5 Bylaws of the Registrant (as amended and restated on June 20, 2019) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 21, 2019)

10.1 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective as of April 25, 2019†*

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan, as of June 20, 2019†*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2019.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)