Form 10-Q
period 2019-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2019-11-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2019
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
(401) 456-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, representing 6.350% Non-Cumulative Perpetual Preferred Stock, Series D	CFG PrD	New York Stock Exchange
Depositary Shares, representing 5.000% Non-Cumulative Perpetual Preferred Stock, Series E	CFG PrE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 434,718,941 shares of Registrant’s common stock ($0.01 par value) outstanding on October 30, 2019.

CITIZENS FINANCIAL GROUP, INC.

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

ACL	Allowance for Credit Losses
Acquisitions	Refers to acquisitions after second quarter 2018, including Franklin American Mortgage Company, Clarfeld Financial Advisors, LLC and Bowstring Advisors LLC
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan to Value
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
FAMC	Franklin American Mortgage Company
FAMC acquisition	The August 1, 2018 acquisition of Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar assets by using the last dollar amount within that portfolio of prepayable assets as the hedged item
LCR	Liquidity Coverage Ratio
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities

CITIZENS FINANCIAL GROUP, INC.

Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TDR	Troubled Debt Restructuring
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $164.4 billion in assets as of September 30, 2019. Our mission is to help our customers, colleagues and communities reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,900 ATMs and approximately 1,100 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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

•	CET1 capital ratio, which represents CET1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach.

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
Non-GAAP measures are denoted throughout the MD&A by the use of the term Underlying and/or are followed by an asterisk (*). For additional information regarding our non-GAAP financial measures and reconciliations, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations”.
FINANCIAL PERFORMANCE
Third Quarter 2019 compared with Third Quarter 2018 - Key Highlights
Third quarter 2019 net income of $449 million increased 1% from $443 million in third quarter 2018, with earnings per diluted common share of $0.97, up 7% from $0.91 per diluted common share in third quarter 2018. Third quarter 2019 ROTCE of 12.4% compared to 13.3% in third quarter 2018.
There were $4 million after-tax, or $0.01 per diluted common share, of notable items recorded in third quarter 2019 tied to integration costs associated with Acquisitions as well as costs related to strategic initiatives. In third quarter 2018 there were $7 million after-tax, or $0.02 per diluted common share, of notable items tied to integration costs associated with the FAMC acquisition.

	Three Months Ended September 30,
	2019			2018
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$973	$115	$449	$910	$133	$443
Less notable items:
Total integration costs	4	(1)	(3)	9	(2)	(7)
Other notable items(1)	15	(14)	(1)	—	—	—
Total notable items	19	(15)	(4)	9	(2)	(7)
Underlying results* (non-GAAP)	$954	$130	$453	$901	$135	$450
(1) Other notable items include noninterest expense of $15 million related to our TOP programs and other efficiency initiatives and an income tax benefit of $10 million related to an operational restructure.
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

•	Net income available to common stockholders of $432 million decreased $4 million, or 1%, compared to $436 million in third quarter 2018.

◦	On an Underlying basis,* net income available to common stockholders of $436 million decreased $7 million, or 2%, from third quarter 2018.

•	Total revenue of $1.6 billion increased $74 million, or 5%, from third quarter 2018, reflecting strength in noninterest income and relatively stable net interest income.

◦	Net interest income of $1.1 billion was relatively stable compared to third quarter 2018, driven by growth in interest earning assets of 3%.

◦
Net interest margin of 3.10% decreased 10 basis points compared to 3.20% in third quarter 2018, driven by higher funding costs tied to modestly higher short-term rates and growth, as well as higher securities premium amortization tied to significantly lower long-term rates. These results were only partially offset

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and modestly higher short-term rates.

–	Net interest margin on a fully taxable-equivalent basis of 3.12% decreased by 10 basis points, compared to 3.22% in third quarter 2018.

–
Average loans and leases of $117.3 billion increased $3.3 billion, or 3%, from $114.0 billion in third quarter 2018, reflecting a $1.7 billion increase in commercial loans and leases and a $1.6 billion increase in retail loans.

–
Average deposits of $123.9 billion increased $6.9 billion, or 6%, from $117.0 billion in third quarter 2018, reflecting growth in savings, term deposits, checking with interest and money market accounts, partially offset by a decline in demand deposits.

◦
Noninterest income of $493 million increased $77 million, or 19%, from third quarter 2018, driven by strong results in mortgage banking and card fees and growth in trust and investment services fees and foreign exchange and interest rate products. Noninterest income in third quarter 2019 also included $7 million associated with a lease restructuring transaction.

•
Noninterest expense of $973 million increased $63 million, or 7%, compared to $910 million in third quarter 2018, driven by higher salaries and employee benefits, which included the impact of annual merit increases, investments in growth initiatives and higher revenue-based incentives, outside services, and equipment and software expense.

◦
On an Underlying basis,* noninterest expense increased $53 million, or 6%, from third quarter 2018, reflecting continued investments in growth initiatives as well as $10 million associated with a lease restructuring transaction.

•	The efficiency ratio of 59.4% compared to 58.2% in third quarter 2018.

◦	On an Underlying basis,* the efficiency ratio of 58.2% compared to 57.6% in third quarter 2018.

•
Provision for credit losses of $101 million increased $23 million, or 29%, from $78 million in third quarter 2018, reflecting a small number of uncorrelated losses in commercial and continued seasoning in retail growth portfolios. Key credit metrics continued to reflect overall strong credit quality. Provision for credit losses in third quarter 2019 also included $5 million associated with a lease restructuring transaction.

•	ROTCE of 12.4% compared to 13.3% in third quarter 2018.

◦
On an Underlying basis,* ROTCE of 12.6% compared to 13.5% in third quarter 2018 and reflected an approximately 75 basis point drag from higher tangible equity value, given the positive impact of lower long-term rates on securities valuations.

•	Tangible book value per common share of $31.48 increased 14% from third quarter 2018. Fully diluted average common shares outstanding decreased 30.5 million shares, or 6%, over the same period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

First Nine Months 2019 compared with First Nine Months 2018 - Key Highlights
Net income of $1.3 billion increased 7% from the first nine months of 2018, with earnings per diluted common share of $2.83, up 10% from $2.57 per diluted common share over the first nine months of 2018. ROTCE of 12.7% improved from 12.6% in the first nine months of 2018.
There were $13 million after-tax, or $0.03 per diluted common share, of notable items in the first nine months of 2019 tied to integration costs related to Acquisitions as well as costs related to strategic initiatives. In the first nine months of 2018 there were $7 million after-tax, or $0.01 per diluted common share, of notable items tied to integration costs associated with the FAMC acquisition.

	Nine Months Ended September 30,
	2019			2018
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$2,861	$369	$1,341	$2,668	$370	$1,256
Less notable items:
Total integration costs	16	(4)	(12)	9	(2)	(7)
Other notable items(1)	15	(14)	(1)	—	—	—
Total notable items	31	(18)	(13)	9	(2)	($7)
Underlying results* (non-GAAP)	$2,830	$387	$1,354	$2,659	$372	$1,263
(1) Other notable items include noninterest expense of $15 million related to our TOP programs and other efficiency initiatives and an income tax benefit of $10 million related to an operational restructure.
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

•
Net income available to common stockholders of $1.3 billion increased $49 million, or 4%, compared to $1.2 billion in the first nine months of 2018. Earnings per diluted common share increased $0.26, or 10%, from the first nine months of 2018.

◦	On an Underlying basis,* net income available to common stockholders of $1.3 billion increased by 4%, led by 7% revenue growth with 3% growth in net interest income.

◦	On an Underlying basis,* earnings per diluted common share of $2.86 increased $0.28, or 11%, from $2.58 for the first nine months of 2018.

•	Total revenue of $4.9 billion increased $319 million, or 7%, from the first nine months of 2018, driven by strong net interest and noninterest income growth.

◦
Net interest income of $3.5 billion increased $111 million, or 3%, compared to $3.4 billion in the first nine months of 2018, given 4% growth in average interest-earning assets, which offset the impacts of lower net interest margin, reflecting the impacts of a challenging rate and yield-curve environment.

◦
Net interest margin of 3.18% decreased 2 basis points from 3.20% in the first nine months of 2018, driven by higher funding costs tied to modestly higher short-term rates and growth, as well as higher securities premium amortization tied to significantly lower long-term rates. These results were partially offset by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and modestly higher short-term rates.

–	Net interest margin on a fully taxable-equivalent basis of 3.19% decreased by 2 basis points, compared to 3.21% in the first nine months of 2018.

–
Average loans and leases of $117.6 billion increased $4.9 billion, or 4%, from $112.7 billion in the first nine months of 2018, reflecting a $3.4 billion increase in commercial loans and leases and a $1.5 billion increase in retail loans.

–
Average deposits of $122.5 billion increased $7.3 billion, or 6%, from $115.2 billion in the first nine months of 2018, reflecting growth in term deposits, savings and checking with interest, partially offset by declines in money market accounts and demand deposits.

◦
Noninterest income of $1.4 billion increased $208 million, or 18%, from the first nine months of 2018, driven by strength in capital markets fees, foreign exchange and interest rate products, card fees and leasing income, as well as higher mortgage banking fees and higher trust and investment services fees driven by Acquisitions.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Noninterest expense of $2.9 billion increased $193 million, or 7%, from $2.7 billion in the first nine months of 2018, reflecting higher salaries and employee benefits, outside services, and equipment and software expense, driven by the impact of Acquisitions, partially offset by lower other operating expense largely tied to a reduction in FDIC insurance.

◦	On an Underlying basis,* noninterest expense increased 6% from the first nine months of 2018.

•	The efficiency ratio of 58.9% compared to 58.8% for the first nine months of 2018, and ROTCE of 12.7% compared to 12.6%.

◦	On an Underlying basis,* operating leverage was 1%, the efficiency ratio of 58.3% compared to 58.6% for the first nine months of 2018 and ROTCE of 12.9% compared to 12.7%.

•
Provision for credit losses of $283 million increased $42 million, or 17%, from $241 million for the first nine months of 2018, reflecting 4% average loan growth as well as a small number of uncorrelated losses in commercial and continued seasoning in retail growth portfolios and $5 million associated with a lease restructuring transaction, partially offset by stable credit quality.

•
Tangible book value per common share of $31.48 increased 14% from the first nine months of 2018. Fully diluted average common shares outstanding decreased 28.0 million shares, or 6%, over the same period.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and nine months ended September 30, 2019 and 2018 and the summary Consolidated Balance Sheet data as of September 30, 2019 and December 31, 2018 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1 — Financial Statements of this Report. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
OPERATING DATA:
Net interest income	$1,145	$1,148	$3,471	$3,360
Noninterest income	493	416	1,383	1,175
Total revenue	1,638	1,564	4,854	4,535
Provision for credit losses	101	78	283	241
Noninterest expense	973	910	2,861	2,668
Income before income tax expense	564	576	1,710	1,626
Income tax expense	115	133	369	370
Net income	$449	$443	$1,341	$1,256
Net income available to common stockholders	$432	$436	$1,291	$1,242
Net income per common share - basic	$0.97	$0.92	$2.84	$2.57
Net income per common share - diluted	$0.97	$0.91	$2.83	$2.57
OTHER OPERATING DATA(1):
Return on average common equity	8.35%	8.82%	8.50%	8.44%
Return on average tangible common equity	12.44	13.29	12.72	12.64
Return on average total assets	1.10	1.13	1.11	1.09
Return on average total tangible assets	1.15	1.18	1.16	1.14
Efficiency ratio	59.40	58.20	58.94	58.84
Operating leverage(2)	(2.16)	2.21	(0.18)	3.79
Net interest margin, FTE(3)	3.12	3.22	3.19	3.21
Effective income tax rate	20.46	23.16	21.58	22.77
(1) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.
(2) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(3) Net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

(dollars in millions)	September 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Total assets	$164,362	$160,518
Loans held for sale, at fair value	1,993	1,219
Other loans held for sale	22	101
Loans and leases	117,880	116,660
Allowance for loan and lease losses	(1,263)	(1,242)
Total securities	25,602	25,075
Goodwill	7,044	6,923
Total liabilities	142,511	139,701
Total deposits	124,714	119,575
Federal funds purchased and securities sold under agreements to repurchase	867	1,156
Other short-term borrowed funds	210	161
Long-term borrowed funds	12,806	15,925
Total stockholders’ equity	21,851	20,817
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of loans and leases	1.07%	1.06%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	159.32	155.99
Nonperforming loans and leases as a percentage of loans and leases	0.67	0.68
Capital Ratios:
CET1 capital ratio(1)	10.3%	10.6%
Tier 1 capital ratio	11.1	11.3
Total capital ratio	13.0	13.3
Tier 1 leverage ratio	9.9	10.0
(1) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” included in this Report and “—Risk Governance” as described in our 2018 Form 10-K.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,474	$8	2.09%	$1,604	$7	1.85%	($130)	24 bps
Taxable investment securities	25,635	153	2.38	25,225	167	2.65	410	(27)
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,640	153	2.38	25,231	167	2.65	409	(27)
Commercial	41,476	442	4.17	39,592	419	4.14	1,884	3
Commercial real estate	12,892	155	4.70	12,656	147	4.56	236	14
Leases	2,615	19	2.85	3,028	21	2.74	(413)	11
Total commercial loans and leases	56,983	616	4.23	55,276	587	4.16	1,707	7
Residential mortgages	19,405	171	3.53	18,147	164	3.62	1,258	(9)
Home equity loans	906	14	6.21	1,168	18	5.93	(262)	28
Home equity lines of credit	12,182	156	5.08	12,925	152	4.66	(743)	42
Home equity loans serviced by others	330	7	8.48	444	8	7.45	(114)	103
Home equity lines of credit serviced by others	83	1	4.56	118	2	4.89	(35)	(33)
Automobile	12,036	129	4.25	12,379	117	3.74	(343)	51
Education	9,459	141	5.89	8,481	124	5.78	978	11
Credit cards	2,103	53	9.93	1,909	52	10.77	194	(84)
Other retail	3,770	68	7.25	3,124	63	8.10	646	(85)
Total retail loans	60,274	740	4.88	58,695	700	4.73	1,579	15
Total loans and leases	117,257	1,356	4.56	113,971	1,287	4.46	3,286	10
Loans held for sale, at fair value	1,970	19	3.71	1,228	14	4.49	742	(78)
Other loans held for sale	134	2	6.42	129	2	6.44	5	(2)
Interest-earning assets	146,475	1,538	4.15	142,163	1,477	4.11	4,312	4
Allowance for loan and lease losses	(1,226)			(1,255)			29
Goodwill	7,044			6,926			118
Other noninterest-earning assets	9,817			7,790			2,027
Total assets	$162,110			$155,624			$6,486
Liabilities and Stockholders’ Equity
Checking with interest	$23,422	$52	0.88%	$21,780	$36	0.67%	$1,642	21
Money market accounts	37,161	116	1.24	36,593	95	1.03	568	21
Regular savings	13,442	20	0.59	10,198	3	0.12	3,244	47
Term deposits	20,951	109	2.05	18,764	80	1.68	2,187	37
Total interest-bearing deposits	94,976	297	1.24	87,335	214	0.98	7,641	26
Federal funds purchased and securities sold under agreements to repurchase (1)	487	2	1.19	643	2	0.93	(156)	26
Other short-term borrowed funds	113	—	2.46	748	4	2.27	(635)	19
Long-term borrowed funds	12,134	94	3.07	14,284	109	3.01	(2,150)	6
Total borrowed funds	12,734	96	3.00	15,675	115	2.90	(2,941)	10
Total interest-bearing liabilities	107,710	393	1.45	103,010	329	1.27	4,700	18
Demand deposits	28,945			29,703			(758)
Other liabilities	3,789			2,769			1,020
Total liabilities	140,444			135,482			4,962
Stockholders’ equity	21,666			20,142			1,524
Total liabilities and stockholders’ equity	$162,110			$155,624			$6,486
Interest rate spread			2.70%			2.84%		(14)
Net interest income and net interest margin		$1,145	3.10%		$1,148	3.20%		(10)
Net interest income and net interest margin, FTE(2)		$1,150	3.12%		$1,154	3.22%		(10)
Memo: Total deposits (interest-bearing and demand)	$123,921	$297	0.95%	$117,038	$214	0.73%	$6,883	22 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs.
(2) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarterly Results: Net interest income of $1.1 billion was stable with third quarter 2018, given 3% growth in interest-earning assets and a 10 basis point decrease in net interest margin.
Net interest margin of 3.10% decreased 10 basis points compared to 3.20% in third quarter 2018, as an increase in funding costs tied to modestly higher short-term rates and growth, as well as higher securities premium amortization tied to significantly lower long-term rates was partially offset by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and higher short-term rates. Net interest margin on an FTE basis of 3.12% declined 10 basis points from 3.22% in third quarter 2018. Average interest-earning asset yields of 4.15% increased 4 basis points from 4.11% in third quarter 2018, and average interest-bearing liability costs of 1.45% increased 18 basis points from 1.27% in third quarter 2018.
Average interest-earning assets of $146.5 billion in third quarter 2019 increased $4.3 billion, or 3%, from third quarter 2018, driven by a $3.3 billion increase in loans and leases and a $742 million increase in loans held for sale, primarily driven by the impact of the FAMC acquisition. Commercial loans and leases increased $1.7 billion, or 3%, while retail loans increased $1.6 billion, or 3%. Total commercial loan and leases results reflected strength in commercial loans, driven by geographic, product and client-focused expansion strategies as well as strength in commercial real estate, partially offset by planned reductions in commercial leases. Retail loan growth was driven by mortgage, unsecured and education finance, partially offset by a planned reduction in auto and lower home equity.
Third quarter 2019 average deposits of $123.9 billion increased $6.9 billion, or 6%, from third quarter 2018, reflecting growth in term, savings, money market accounts and checking with interest. These results were partially offset by a decline in demand deposits.
Average borrowed funds of $12.7 billion decreased $2.9 billion, or 19%, from third quarter 2018, driven by a $2.2 billion decrease in long-term borrowings, a $635 million decrease in other short-term borrowed funds and a $156 million decrease in federal funds purchased and repurchase agreements, reflecting improved funding mix from deposit growth, partially offset by an increase in senior debt. Total borrowed funds costs of $96 million decreased $19 million from third quarter 2018. The total borrowed funds cost of 3.00% increased 10 basis points from 2.90% in third quarter 2018 due to an increase in short-term rates and a mix shift to long-term senior debt.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the major components of net interest income and net interest margin:

	Nine Months Ended September 30,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$1,400	$23	2.15%	$1,616	$21	1.75%	($216)	40 bps
Taxable investment securities	25,466	483	2.53	25,284	500	2.64	182	(11)
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,471	483	2.53	25,290	500	2.64	181	(11)
Commercial	41,597	1,373	4.35	38,990	1,181	3.99	2,607	36
Commercial real estate	13,179	486	4.86	12,096	400	4.36	1,083	50
Leases	2,744	59	2.86	3,071	62	2.68	(327)	18
Total commercial loans and leases	57,520	1,918	4.40	54,157	1,643	4.00	3,363	40
Residential mortgages	19,245	522	3.61	17,603	473	3.58	1,642	3
Home equity loans	971	44	6.09	1,253	55	5.86	(282)	23
Home equity lines of credit	12,354	473	5.12	13,129	434	4.42	(775)	70
Home equity loans serviced by others	358	21	7.95	481	26	7.33	(123)	62
Home equity lines of credit serviced by others	91	3	4.94	130	4	4.14	(39)	80
Automobile	12,030	374	4.16	12,681	342	3.60	(651)	56
Education	9,256	412	5.94	8,380	357	5.69	876	25
Credit cards	2,048	158	10.31	1,864	150	10.74	184	(43)
Other retail	3,688	204	7.39	2,980	179	8.06	708	(67)
Total retail loans	60,041	2,211	4.92	58,501	2,020	4.61	1,540	31
Total loans and leases	117,561	4,129	4.67	112,658	3,663	4.32	4,903	35
Loans held for sale, at fair value	1,514	45	3.92	709	23	4.27	805	(35)
Other loans held for sale	161	8	6.41	193	9	6.32	(32)	9
Interest-earning assets	146,107	4,688	4.26	140,466	4,216	3.99	5,641	27
Allowance for loan and lease losses	(1,239)			(1,246)			7
Goodwill	7,034			6,900			134
Other noninterest-earning assets	9,442			7,362			2,080
Total assets	$161,344			$153,482			$7,862
Liabilities and Stockholders’ Equity:
Checking with interest	$23,444	$161	0.92%	$21,877	$96	0.59%	$1,567	33
Money market accounts	35,873	340	1.27	36,689	239	0.87	(816)	40
Regular savings	13,134	58	0.59	9,907	5	0.07	3,227	52
Term deposits	21,456	333	2.07	17,710	200	1.51	3,746	56
Total interest-bearing deposits	93,907	892	1.27	86,183	540	0.84	7,724	43
Federal funds purchased and securities sold under agreements to repurchase (1)	648	7	1.45	598	4	0.78	50	67
Other short-term borrowed funds	72	1	2.58	509	7	2.00	(437)	58
Long-term borrowed funds	13,076	317	3.22	14,535	305	2.78	(1,459)	44
Total borrowed funds	13,796	325	3.13	15,642	316	2.68	(1,846)	45
Total interest-bearing liabilities	107,703	1,217	1.51	101,825	856	1.12	5,878	39
Demand deposits	28,601			29,031			(430)
Other liabilities	3,637			2,551			1,086
Total liabilities	139,941			133,407			6,534
Stockholders’ equity	21,403			20,075			1,328
Total liabilities and stockholders’ equity	$161,344			$153,482			$7,862
Interest rate spread			2.75%			2.87%		(12)
Net interest income and net interest margin		$3,471	3.18%		$3,360	3.20%		(2)
Net interest income and net interest margin, FTE(2)		$3,488	3.19%		$3,377	3.21%		(2)
Memo: Total deposits (interest-bearing and demand)	$122,508	$892	0.97%	$115,214	$540	0.63%	$7,294	34 bps
(1) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable. Interest expense includes the full cost of the repurchase agreements and certain hedging costs.
(2) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-To-Date Results: Net interest income of $3.5 billion increased $111 million, reflecting 4% average interest-earning asset growth partially offset by a 2 basis point decrease in net interest margin.
Net interest margin of 3.18% decreased 2 basis points compared to 3.20% in the first nine months of 2018, driven by higher funding costs tied to modestly higher short-term rates and growth, as well as higher securities premium amortization tied to significantly lower long-term rates. These results were partially offset by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and modestly higher short-term rates. Net interest margin on an FTE basis of 3.19% also decreased 2 basis points compared to 3.21% in the first nine months of 2018. Average interest-earning asset yields of 4.26% increased 27 basis points from 3.99% in the first nine months of 2018, while average interest-bearing liability costs of 1.51% increased 39 basis points from 1.12% in the first nine months of 2018.
Average interest-earning assets of $146.1 billion increased $5.6 billion, or 4%, from the first nine months of 2018, driven by a $3.4 billion increase in average commercial loans and leases and a $1.5 billion increase in average retail loans, partially offset by a $35 million decrease in average total investment securities and interest-bearing cash and due from banks and deposits in banks. Total commercial loan and lease growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education, credit cards and other retail.
Average deposits of $122.5 billion increased $7.3 billion from the first nine months of 2018, reflecting growth in term deposits, checking with interest, and savings, partially offset by a decline in money market accounts and demand deposits. Total interest-bearing deposit costs of $892 million increased $352 million, or 65%, from $540 million in the first nine months of 2018, primarily due to rising short-term rates and average deposit growth.
Average total borrowed funds of $13.8 billion decreased $1.8 billion from the first nine months of 2018, reflecting a decrease in other short-term borrowed funds and a decrease in long-term borrowed funds, partially offset by an increase in federal funds purchased and repurchase agreements. Total borrowed funds costs of $325 million increased $9 million from the first nine months of 2018. The total borrowed funds cost of 3.13% increased 45 basis points from 2.68% in the first nine months of 2018 due to an increase in short-term rates and a mix shift to long-term senior debt.
Noninterest Income

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the significant components of our noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Service charges and fees	$128	$131	($3)	(2%)	$377	$382	($5)	(1%)
Card fees	67	61	6	10	190	182	8	4
Capital markets fees	39	47	(8)	(17)	150	134	16	12
Trust and investment services fees	50	45	5	11	150	128	22	17
Mortgage banking fees	117	49	68	139	222	101	121	120
Letter of credit and loan fees	34	32	2	6	100	94	6	6
Foreign exchange and interest rate products	35	31	4	13	106	92	14	15
Securities gains, net	3	3	—	—	15	13	2	15
Other income (1)	20	17	3	18	73	49	24	49
Noninterest income	$493	$416	$77	19%	$1,383	$1,175	$208	18%
(1) Includes net impairment losses recognized in earnings on available for sale debt securities, bank-owned life insurance income and other income.

Quarterly Results: Noninterest income increased $77 million from third quarter 2018, driven by higher mortgage banking fees, reflecting higher origination volumes that drove an increase in production revenue, card fees, driven by the benefit of higher purchase volumes, trust and investment services fees and foreign exchange and interest rate products. Other income included $7 million associated with a lease restructuring transaction.
Year-To-Date Results: Noninterest income increased $208 million from the first nine months of 2018, driven by higher mortgage banking fees and higher trust and investment services fees driven by Acquisitions. Strength in capital market fees, and foreign exchange and interest rate products reflected the benefit of investments to broaden and enhance our capabilities. Results also reflected increased higher other income due to increased leasing income, including $7 million associated with a lease restructuring transaction, and asset dispositions tied to balance sheet optimization and efficiency initiatives.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Salaries and employee benefits	$508	$474	$34	7%	$1,524	$1,397	$127	9%
Equipment and software expense	130	117	13	11	381	340	41	12
Outside services	128	107	21	20	356	312	44	14
Occupancy	80	81	(1)	(1)	245	241	4	2
Other operating expense	127	131	(4)	(3)	355	378	(23)	(6)
Noninterest expense	$973	$910	$63	7%	$2,861	$2,668	$193	7%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarterly Results: Noninterest expense increased $63 million from third quarter 2018, driven by higher salaries and employee benefits, which included the impact of annual merit increases, investments in growth initiatives and higher revenue-based incentives, outside services, and equipment and software expense. Other operating expense included $10 million associated with a lease restructuring transaction. Underlying noninterest expense* increased $53 million, or 6%, reflecting continued investments in growth initiatives.
Year-To-Date Results: Noninterest expense increased $193 million, or 7%, from the first nine months of 2018, reflecting higher salaries and employee benefits, outside services, and equipment and software expense, driven by the impact of Acquisitions, partially offset by lower other operating expense largely tied to a reduction in FDIC insurance. Underlying noninterest expense* increased $171 million, or 6%, reflecting continued investments in growth initiatives.
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
Quarterly Results: The provision for credit losses increased $23 million from third quarter 2018, due to a small number of uncorrelated losses in commercial and continued seasoning in retail growth portfolios. Third quarter 2019 net charge-offs of $113 million were $27 million higher than third quarter 2018 due to a small number of uncorrelated losses in commercial and expected seasoning in the retail growth portfolios and $5 million associated with a lease restructuring transaction.
Year-To-Date Results: The provision for credit losses increased $42 million from the first nine months of 2018, due to the factors described above. For the first nine months of 2019, results reflected a $25 million ACL release, compared to a $9 million ACL build in the first nine months of 2018. Net charge-offs for the first nine months of 2019 of $308 million were $76 million higher than the first nine months of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Tax Expense
Quarterly Results: Income tax expense decreased $18 million from third quarter 2018. The effective income tax rate in third quarter 2019 decreased 270 basis points to 20.5% from third quarter 2018, largely driven by the benefit of an operational restructuring, resulting in the release of a valuation allowance on state net operating losses, and a reduction in non-deductible expenses. The Underlying effective income tax rate* decreased 91 basis points to 22.3% from third quarter 2018.
Year-To-Date Results: Income tax expense decreased $1 million from the first nine months of 2018. The effective income tax rate in the first nine months of 2019 decreased to 21.6% from 22.8% in the first nine months of 2018, largely driven by the benefit of an operational restructuring and a reduction in non-deductible expenses. The Underlying effective income tax rate* decreased 58 basis points to 22.2% from the first nine months of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets (including legacy Royal Bank of Scotland Group plc aircraft loan and leasing), and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2018 Form 10-K.
The following tables present certain financial data of our business operating segments, Other and consolidated:

	As of and for the Three Months Ended September 30, 2019
(dollars in millions)	Consumer Banking	Commercial Banking	Other(3)	Consolidated
Net interest income	$799	$360	($14)	$1,145
Noninterest income	336	133	24	493
Total revenue	1,135	493	10	1,638
Noninterest expense	718	213	42	973
Profit (loss) before provision for credit losses	417	280	(32)	665
Provision for credit losses	83	27	(9)	101
Income (loss) before income tax expense (benefit)	334	253	(23)	564
Income tax expense (benefit)	83	57	(25)	115
Net income	$251	$196	$2	$449
Average Balances:
Total assets	$66,365	$55,614	$40,131	$162,110
Total loans and leases(1)	63,553	53,814	1,994	119,361
Deposits	85,595	31,491	6,835	123,921
Interest-earning assets	63,605	54,087	28,783	146,475
Key Performance Metrics:
Net interest margin(2)	4.99%	2.64%	NM	3.10%
Efficiency ratio	63.28	43.35	NM	59.40
Loans-to-deposits ratio (average balances)	72.11	170.01	NM	94.62
Return on average total tangible assets(2)	1.50	1.40	NM	1.15
(1) Includes LHFS.
(2) Ratios for the three months ended September 30, 2019 and 2018 are presented on an annualized basis.
(3) Includes the financial impact not attributed to our Consumer Banking or Commercial Banking segments.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Three Months Ended September 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(3)	Consolidated
Net interest income	$776	$380	($8)	$1,148
Noninterest income	258	140	18	416
Total revenue	1,034	520	10	1,564
Noninterest expense	686	202	22	910
Profit (loss) before provision for credit losses	348	318	(12)	654
Provision for credit losses	71	14	(7)	78
Income (loss) before income tax expense (benefit)	277	304	(5)	576
Income tax expense (benefit)	70	70	(7)	133
Net income	$207	$234	$2	$443
Average Balances:
Total assets	$62,974	$52,871	$39,779	$155,624
Total loans and leases(1)	61,045	51,881	2,402	115,328
Deposits	78,128	31,224	7,686	117,038
Interest-earning assets	61,097	52,137	28,929	142,163
Key Performance Metrics:
Net interest margin(2)	5.04%	2.89%	NM	3.20%
Efficiency ratio	66.29	38.83	NM	58.20
Loans-to-deposits ratio (average balances)	76.79	165.17	NM	97.38
Return on average total tangible assets(2)	1.31	1.75	NM	1.18
(1) Includes LHFS.
(2) Ratios for the three months ended September 30, 2019 and 2018 are presented on an annualized basis.
(3) Includes the financial impact not attributed to our Consumer Banking or Commercial Banking segments.

	As of and for the Nine Months Ended September 30, 2019
(dollars in millions)	Consumer Banking	Commercial Banking	Other(3)	Consolidated
Net interest income	$2,386	$1,103	($18)	$3,471
Noninterest income	860	432	91	1,383
Total revenue	3,246	1,535	73	4,854
Noninterest expense	2,133	639	89	2,861
Profit (loss) before provision for credit losses	1,113	896	(16)	1,993
Provision for credit losses	228	73	(18)	283
Income before income tax expense (benefit)	885	823	2	1,710
Income tax expense (benefit)	219	184	(34)	369
Net income	$666	$639	$36	$1,341
Average Balances:
Total assets	$65,624	$55,793	$39,927	$161,344
Total loans and leases(1)	62,803	54,299	2,134	119,236
Deposits	84,619	30,535	7,354	122,508
Interest-earning assets	62,856	54,585	28,666	146,107
Key Performance Metrics:
Net interest margin(2)	5.08%	2.70%	NM	3.18%
Efficiency ratio	65.71	41.65	NM	58.94
Loans-to-deposits ratio (average balances)	72.62	176.75	NM	95.96
Return on average total tangible assets(2)	1.36	1.53	NM	1.16
(1) Includes LHFS.
(2) Ratios for the nine months ended September 30, 2019 and 2018 are presented on an annualized basis.
(3) Includes the financial impact not attributed to our Consumer Banking or Commercial Banking segments.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	As of and for the Nine Months Ended September 30, 2018
(dollars in millions)	Consumer Banking	Commercial Banking	Other(3)	Consolidated
Net interest income	$2,268	$1,113	($21)	$3,360
Noninterest income	708	405	62	1,175
Total revenue	2,976	1,518	41	4,535
Noninterest expense	2,000	610	58	2,668
Profit (loss) before provision for credit losses	976	908	(17)	1,867
Provision for credit losses	209	19	13	241
Income (loss) before income tax expense (benefit)	767	889	(30)	1,626
Income tax expense (benefit)	193	203	(26)	370
Net income (loss)	$574	$686	($4)	$1,256
Average Balances:
Total assets	$61,857	$51,820	$39,805	$153,482
Total loans and leases(1)	60,277	50,799	2,484	113,560
Deposits	76,992	30,736	7,486	115,214
Interest-earning assets	60,328	51,016	29,122	140,466
Key Performance Metrics
Net interest margin(2)	5.03%	2.92%	NM	3.20%
Efficiency ratio	67.20	40.16	NM	58.84
Loans-to-deposits ratio (average balances)	77.59	164.08	NM	97.78
Return on average total tangible assets(2)	1.24	1.77	NM	1.14
(1) Includes LHFS.
(2) Ratios for the nine months ended September 30, 2019 and 2018 are presented on an annualized basis.
(3) Includes the financial impact not attributed to our Consumer Banking or Commercial Banking segments.

Consumer Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change		Percent
Net interest income	$799	$776	$23		3%	$2,386	$2,268	$118		5%
Noninterest income	336	258	78		30	860	708	152		21
Total revenue	1,135	1,034	101		10	3,246	2,976	270		9
Noninterest expense	718	686	32		5	2,133	2,000	133		7
Profit before provision for credit losses	417	348	69		20	1,113	976	137		14
Provision for credit losses	83	71	12		17	228	209	19		9
Income before income tax expense	334	277	57		21	885	767	118		15
Income tax expense	83	70	13		19	219	193	26		13
Net income	$251	$207	$44		21	$666	$574	$92		16
Average Balances:
Total assets	$66,365	$62,974	$3,391		5%	$65,624	$61,857	$3,767		6%
Total loans and leases(1)	63,553	61,045	2,508		4	62,803	60,277	2,526		4
Deposits	85,595	78,128	7,467		10	84,619	76,992	7,627		10
Interest-earning assets	63,605	61,097	2,508		4	62,856	60,328	2,528		4
Key Performance Metrics:
Net interest margin(2)	4.99%	5.04%	(5	) bps		5.08%	5.03%	5	bps
Efficiency ratio	63.28	66.29	(301	) bps		65.71	67.20	(149	) bps
Loans-to-deposits ratio (average balances)	72.11	76.79	(468	) bps		72.62	77.59	(497	) bps
Return on average total tangible assets(2)	1.50	1.31	19	bps		1.36	1.24	12	bps
(1)  Includes LHFS.
(2) Ratios for the three and nine months ended September 30, 2019 and 2018 are presented on an annualized basis.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Quarterly Results: Consumer Banking net interest income increased $23 million, or 3%, from third quarter 2018, driven by the benefit of a $2.5 billion increase in average loans led by residential mortgage, unsecured personal and education loans, partially offset by run-off in home equity portfolios. Noninterest income increased $78 million from third quarter 2018, driven by higher mortgage banking fees and the impact of Acquisitions. Noninterest expense increased $32 million, or 5%, from third quarter 2018, reflecting higher salaries and benefits and outside services including the impact of Acquisitions. Provision for credit losses of $83 million increased $12 million, or 17%, reflecting higher net charge-offs due to seasoning in growth portfolios.
Year-To-Date Results: Consumer Banking net interest income increased $118 million, or 5%, from the first nine months of 2018, driven by the benefit of a $2.5 billion increase in average loans led by residential, education and unsecured personal loans. Noninterest income increased $152 million from the first nine months of 2018, driven by higher mortgage banking fees and higher trust and investment services fees, including the impact of Acquisitions and card fees. Noninterest expense increased $133 million, or 7%, from the first nine months of 2018, reflecting higher salaries and benefits and outside services including the impact of Acquisitions. Provision for credit losses of $228 million increased $19 million, or 9%, reflecting higher net charge-offs due to seasoning in growth portfolios.
Commercial Banking

	As of and for the Three Months Ended September 30,					As of and for the Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change		Percent
Net interest income	$360	$380	($20)		(5%)	$1,103	$1,113	($10)		(1%)
Noninterest income	133	140	(7)		(5)	432	405	27		7
Total revenue	493	520	(27)		(5)	1,535	1,518	17		1
Noninterest expense	213	202	11		5	639	610	29		5
Profit before provision for credit losses	280	318	(38)		(12)	896	908	(12)		(1)
Provision for credit losses	27	14	13		93	73	19	54		NM
Income before income tax expense	253	304	(51)		(17)	823	889	(66)		(7)
Income tax expense	57	70	(13)		(19)	184	203	(19)		(9)
Net income	$196	$234	($38)		(16)	$639	$686	($47)		(7)
Average Balances:
Total assets	$55,614	$52,871	$2,743		5%	$55,793	$51,820	$3,973		8%
Total loans and leases(1)	53,814	51,881	1,933		4	54,299	50,799	3,500		7
Deposits	31,491	31,224	267		1	30,535	30,736	(201)		(1)
Interest-earning assets	54,087	52,137	1,950		4	54,585	51,016	3,569		7
Key Performance Metrics:
Net interest margin(2)	2.64%	2.89%	(25	) bps		2.70%	2.92%	(22	) bps
Efficiency ratio	43.35	38.83	452	bps		41.65	40.16	149	bps
Loans-to-deposits ratio (average balances)	170.01	165.17	484	bps		176.75	164.08	1,267	bps
Return on average total tangible assets(2)	1.40	1.75	(35	) bps		1.53	1.77	(24	) bps
(1)  Includes LHFS.
(2) Ratios for the three and nine months ended September 30, 2019 and 2018 are presented on an annualized basis.

Quarterly Results: Commercial Banking net interest income of $360 million decreased $20 million, or 5%, from $380 million in third quarter 2018, driven by a combination of lower loan yield and higher deposit costs and mix, partially offset by higher loan volumes. Noninterest income of $133 million decreased $7 million, or 5%, from $140 million in third quarter 2018, reflecting lower capital markets fees. Noninterest expense of $213 million increased $11 million, or 5%, from $202 million in third quarter 2018, largely driven by the impact of investment in growth initiatives, the Bowstring Advisors, LLC acquisition and higher indirect expenses. Provision for credit losses increased $13 million from third quarter 2018 due to higher net charge-offs from a small number of uncorrelated losses.
Year-To-Date Results: Commercial Banking net interest income of $1.1 billion decreased $10 million, or 1%, from $1.1 billion in the first nine months of 2018 primarily due to net interest margin compression, partially offset by higher loan volumes. Noninterest income of $432 million increased $27 million, or 7%, from $405 million in the first nine months of 2018, reflecting higher capital market and foreign exchange fees. Noninterest expense

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

of $639 million increased $29 million, from $610 million in the first nine months of 2018, driven by higher salaries and employee benefit expense. Provision for credit losses of $73 million increased $54 million from the first nine months of 2018, driven by higher net charge-offs from a small number of uncorrelated losses.
Other

	As of and for the Three Months Ended September 30,				As of and for the Nine Months Ended September 30,
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net interest income	($14)	($8)	($6)	(75%)	($18)	($21)	$3	14%
Noninterest income	24	18	6	33	91	62	29	47
Total revenue	10	10	—	0	73	41	32	78
Noninterest expense	42	22	20	91	89	58	31	53
Loss before provision for credit losses	(32)	(12)	(20)	(167)	(16)	(17)	1	6
Provision for credit losses	(9)	(7)	(2)	(29)	(18)	13	(31)	NM
(Loss) income before income tax benefit	(23)	(5)	(18)	NM	2	(30)	32	NM
Income tax benefit	(25)	(7)	(18)	NM	(34)	(26)	(8)	(31)
Net income (loss)	$2	$2	$—	0	$36	($4)	$40	NM
Average Balances:
Total assets	$40,131	$39,779	$352	1%	$39,927	$39,805	$122	—%
Total loans and leases(1)	1,994	2,402	(408)	(17)	2,134	2,484	(350)	(14)
Deposits	6,835	7,686	(851)	(11)	7,354	7,486	(132)	(2)
Interest-earning assets	28,783	28,929	(146)	(1)	28,666	29,122	(456)	(2)
(1) Includes LHFS.

Quarterly Results: Other net interest income decreased $6 million from third quarter 2018 driven by lower investment income and non-core run-off, partially offset by lower funding costs. Noninterest income was up $6 million, primarily due to higher leasing income from the non-core portfolio. Noninterest expense increased $20 million due to the impact of notable items and higher expenses from the non-core leasing portfolio. The income tax benefit included a notable item related to an operational restructure, which reduced income tax expense.
Year-To-Date Results: Other net interest income increased $3 million from the first nine months of 2018 driven by FTP, partially offset by higher funding and swap costs, lower investment income and non-core run-off. Results also reflected an ACL release of $25 million in the first nine months of 2019, compared to an ACL build of $9 million in the first nine months of 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving returns that align with our overall portfolio management strategy. The following table presents our securities AFS and HTM:

	September 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Change in Fair Value
U.S. Treasury and other	$120	$120	$24	$24	$96	NM
State and political subdivisions	5	5	5	5	—	—
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,434	20,520	20,211	19,634	886	5
Other/non-agency	827	857	236	232	625	NM
Total mortgage-backed securities	21,261	21,377	20,447	19,866	1,511	8
Total debt securities available for sale, at fair value	$21,386	$21,502	$20,476	$19,895	$1,607	8%
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,319	$3,362	$3,425	$3,293	$69	2%
Other/non-agency	—	—	740	748	(748)	(100)
Total mortgage-backed securities	3,319	3,362	4,165	4,041	(679)	(17)
Total debt securities held to maturity	$3,319	$3,362	$4,165	$4,041	($679)	(17%)
Total debt securities available for sale and held to maturity	$24,705	$24,864	$24,641	$23,936	$928	4%
Equity securities, at fair value	$47	$47	$181	$181	($134)	(74%)
Equity securities, at cost	734	734	834	834	(100)	(12)
Total equity securities	$781	$781	$1,015	$1,015	($234)	(23%)

The fair value of the AFS debt portfolio of $21.5 billion at September 30, 2019 increased $1.6 billion from $19.9 billion at December 31, 2018 due to lower long-term rates and securities transferred from HTM to AFS upon the adoption of ASU 2017–12, Targeted Improvements to Accounting for Hedging Activities. The decline in the fair value of the HTM debt portfolio of $679 million was primarily attributable to non-agency securities transferred from HTM to AFS upon the adoption of ASU 2017–12, partially offset by transfer of $192 million of agency securities from AFS to HTM. For further information, see Note 1.

As of September 30, 2019, the portfolio’s average effective duration was 3.2 years compared with 4.4 years as of December 31, 2018, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.

The securities portfolio includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 97% of the fair value of the debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in our 2018 Form 10-K.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans and Leases
Our loans and leases are disclosed in portfolio segments and classes as reflected below.

(in millions)	September 30, 2019	December 31, 2018	Change	Percent
Commercial	$41,356	$40,857	$499	1%
Commercial real estate	12,820	13,023	(203)	(2)
Leases	2,557	2,903	(346)	(12)
Total commercial loans and leases	56,733	56,783	(50)	—
Residential mortgages	19,699	18,978	721	4
Home equity loans	876	1,073	(197)	(18)
Home equity lines of credit	12,148	12,710	(562)	(4)
Home equity loans serviced by others	318	399	(81)	(20)
Home equity lines of credit serviced by others	81	104	(23)	(22)
Automobile	12,070	12,106	(36)	—
Education	9,729	8,900	829	9
Credit cards	2,133	1,991	142	7
Other retail	4,093	3,616	477	13
Total retail loans	61,147	59,877	1,270	2
Total loans and leases(1)	$117,880	$116,660	$1,220	1%
(1) LHFS totaling $2.0 billion and $1.3 billion at September 30, 2019 and December 31, 2018, respectively, are not included above.
Total loans and leases increased $1.2 billion from $116.7 billion as of December 31, 2018, driven by strength in retail loans. Growth in education, residential mortgages, other retail and credit cards were partially offset by planned reductions in auto and run-off in the home equity portfolio. Total commercial loans and leases were relatively stable, as growth in commercial loans was offset by a decrease in commercial real estate and planned reduction in leases.
Allowance for Credit Losses and Nonperforming Assets
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses” as well as Note 5 and Note 4 in our 2018 Form 10-K.
The ACL totaled $1.3 billion at September 30, 2019 and December 31, 2018. While the overall ACL decreased by $25 million from December 31, 2018, the ALLL increased by $21 million. The change in ACL was primarily driven by a decline in reserves on unfunded commitments attributable to a draw on an unfunded commitment and a reduction in qualitative reserves on commercial loans reflecting improved credit quality. The increase in ALLL was driven by a $329 million provision, partially offset by $308 million in net charge-offs. For further information, see Note 4.
The ALLL represented 1.07% of loans and leases and 159% of nonperforming loans and leases as of September 30, 2019, compared with 1.06% and 156%, as of December 31, 2018, respectively. As of September 30, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s reserves.
Overall credit quality has remained strong in the first nine months of 2019. Nonperforming loans and leases of $793 million as of September 30, 2019 decreased $4 million from December 31, 2018, reflecting an $84 million decrease in retail nonperforming loans, driven by real estate secured loans, partially offset by an $80 million increase in commercial nonperforming loans. Third quarter 2019 net charge-offs of $113 million increased $27 million, or 31%, from $86 million in third quarter 2018. Third quarter 2019 annualized net charge-offs of 38 basis points of average loans and leases were up 8 basis points from third quarter 2018. First nine months of 2019 net charge-offs of $308 million increased $76 million, or 33%, from $232 million in the first nine months of 2018. First nine months of 2019 annualized net charge-offs of 35 basis points of average loans and leases was up 8 basis points from the first nine months of 2018.

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
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see “—Allowance for Credit Losses and Nonperforming Assets — Commercial Loan Asset Quality” and Note 5 in our 2018 Form 10-K .
As of September 30, 2019, nonperforming commercial loans and leases of $281 million increased $80 million from $201 million as of December 31, 2018. Total commercial nonperforming loans and leases were 0.5% and 0.4% of the total commercial loan and lease portfolio as of September 30, 2019 and December 31, 2018, respectively. Total commercial loan and lease net charge-offs of $32 million and $89 million for third quarter and the first nine months of 2019, respectively, compared to net charge-offs of $16 million and $25 million for the third quarter and first nine months of 2018, respectively. Due to a small number of uncorrelated losses in commercial, the commercial loan and lease portfolio’s annualized net charge-off rate of 22 and 21 basis points for the third quarter and the first nine months of 2019, respectively, compared to a net charge-off rate of 12 and 6 basis points for the third quarter and the first nine months of 2018, respectively.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,997	$1,369	$761	$229	$41,356
Commercial real estate	12,437	297	36	50	12,820
Leases	2,466	39	49	3	2,557
Total commercial loans and leases	$53,900	$1,705	$846	$282	$56,733

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

Total commercial criticized loans and leases of $2.8 billion, or 5.0% of total commercial loans and leases, at September 30, 2019 were stable compared to December 31, 2018. Commercial real estate criticized balances of $383 million, or 3.0%, of the commercial real estate portfolio, decreased from $500 million, or 3.8%, as of December 31, 2018. Commercial real estate accounted for 13.5% of total criticized loans as of September 30, 2019, compared to 17.6% as of December 31, 2018.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables present asset quality metrics for the retail loan portfolio:

	September 30, 2019	December 31, 2018
Average refreshed FICO for total portfolio	764	763
CLTV ratio for secured real estate(1)	59%	58%
Nonperforming retail loans as a percentage of total retail	0.84	1.00
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change		Percent	2019	2018	Change		Percent
Net charge-offs	$81	$70	$11		16%	$219	$207	$12		6%
Annualized net charge-off rate	0.53%	0.47%	6	bps		0.49%	0.47%	2	bps
The retail annualized net charge-off rate increased to 0.53% for third quarter 2019, an increase of 6 basis points from third quarter 2018, and 2 basis points for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, both driven by continued seasoning from growth in the unsecured portfolios.
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
As of September 30, 2019, $675 million of retail loans were classified as TDRs, compared with $723 million as of December 31, 2018. As of September 30, 2019, $145 million of retail TDRs were in nonaccrual status with 43% current with payments compared to $181 million in nonaccrual status with 49% current on payments at December 31, 2018. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms.
For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses,” as well as Note 5 in our 2018 Form 10-K.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	September 30, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$104	0.8%	1.8%	$43	$147
Home equity loans	72	0.3	—	20	92
Home equity lines of credit	149	0.5	—	53	202
Home equity loans serviced by others	26	0.2	—	8	34
Home equity lines of credit serviced by others	4	—	—	3	7
Automobile	12	0.1	—	9	21
Education	132	0.7	0.4	7	139
Credit cards	26	0.6	—	2	28
Other retail	5	0.1	—	—	5
Total	$530	3.3%	2.2%	$145	$675

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	3.0%	1.6%	$44	$155
Home equity loans	85	0.7	—	25	110
Home equity lines of credit	138	0.9	—	64	202
Home equity loans serviced by others	31	0.3	—	10	41
Home equity lines of credit serviced by others	3	—	—	5	8
Automobile	13	0.2	—	10	23
Education	131	0.9	0.3	22	153
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$542	6.4%	1.9%	$181	$723

Non-Core Assets

(in millions)	September 30, 2019	December 31, 2018	Change	Percent
Commercial	$7	$72	($65)	(90%)
Commercial real estate	11	14	(3)	(21)
Leases	506	670	(164)	(24)
Total commercial loans and leases	524	756	(232)	(31)
Residential mortgages	96	110	(14)	(13)
Home equity loans	25	31	(6)	(19)
Home equity lines of credit	16	21	(5)	(24)
Home equity loans serviced by others	318	399	(81)	(20)
Home equity lines of credit serviced by others	81	104	(23)	(22)
Education	182	210	(28)	(13)
Total retail loans	718	875	(157)	(18)
Total non-core loans and leases	1,242	1,631	(389)	(24)
Other assets	66	96	(30)	(31)
Total non-core assets	$1,308	$1,727	($419)	(24%)

Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.
Deposits
The table below presents the major components of our deposits:

(in millions)	September 30, 2019	December 31, 2018	Change	Percent
Demand	$29,939	$29,458	$481	2%
Checking with interest	24,403	23,067	1,336	6
Regular savings	13,479	12,007	1,472	12
Money market accounts	36,826	35,701	1,125	3
Term deposits	20,067	19,342	725	4
Total deposits	$124,714	$119,575	$5,139	4%

Total deposits as of September 30, 2019 increased $5.1 billion, or 4%, to $124.7 billion, from $119.6 billion as of December 31, 2018. Citizens Access®, our digital platform, attracted $5.6 billion of deposits through third quarter 2019, up from $3.0 billion as of December 31, 2018.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowed Funds
Total borrowed funds as of September 30, 2019 decreased $3.4 billion from December 31, 2018, reflecting a $4.5 billion decrease in long-term FHLB advances given improved funding mix, partially offset by a net $1.4 billion increase in senior debt.
Short-term borrowed funds
A summary of our short-term borrowed funds is presented below:

(in millions)	September 30, 2019	December 31, 2018	Change	Percent
Federal funds purchased	$600	$820	($220)	(27%)
Securities sold under agreements to repurchase	267	336	(69)	(21)
Other short-term borrowed funds	210	161	49	30
Total short-term borrowed funds	$1,077	$1,317	($240)	(18%)
The net increase in other short-term borrowed funds of $49 million resulted from an increase in short-term FHLB advances.
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $8.4 billion and $13.0 billion at September 30, 2019 and December 31, 2018, respectively. Our remaining available FHLB borrowing capacity was $9.3 billion and $4.8 billion at September 30, 2019 and December 31, 2018, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2019, our unused secured borrowing capacity was approximately $42.8 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Key data related to short-term borrowed funds is presented below:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.47%	—%	1.47%	—%	1.72%
Other short-term borrowed funds	2.15	2.43	2.15	2.43	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$867	$382	$1,499	$1,045	$1,282
Other short-term borrowed funds	338	1,010	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$487	$643	$648	$598	$654
Other short-term borrowed funds	113	748	72	509	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.19%	0.91%	1.45%	0.76%	0.92%
Other short-term borrowed funds	2.46	2.27	2.58	2.00	2.10
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Long-term borrowed funds
A summary of our long-term borrowed funds is presented below:

(in millions)	September 30, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
2.850% fixed-rate senior unsecured notes, due July 2026	496	—
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	749	744
2.250% senior unsecured notes, due March 2020 (1)	699	691
2.678% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
2.714% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	500	499
2.250% senior unsecured notes, due October 2020 (1)	749	738
2.550% senior unsecured notes, due May 2021 (1)	990	964
3.250% senior unsecured notes, due February 2022 (1)	713	—
2.895% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
2.954% floating-rate senior unsecured notes, due May 2022 (1) (2)	250	249
2.650% senior unsecured notes, due May 2022 (1)	502	487
3.700% senior unsecured notes, due March 2023 (1)	518	502
3.054% floating-rate senior unsecured notes, due March 2023 (1) (2)	250	249
3.750% senior unsecured notes, due February 2026 (1)	529	—
Federal Home Loan Bank advances, 2.425% weighted average rate, due through 2038	3,007	7,508
Other	17	9
Total long-term borrowed funds	$12,806	$15,925
(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of September 30, 2019.
Long-term borrowed funds as of September 30, 2019 decreased $3.1 billion from December 31, 2018, reflecting a decrease of $4.5 billion in long-term FHLB borrowings, partially offset by senior unsecured notes issued by CBNA during the first half of 2019.
The Parent Company’s long-term borrowed funds as of September 30, 2019 and December 31, 2018 included principal balances of $2.5 billion and $2.0 billion respectively, and unamortized deferred issuance costs and/or discounts of ($7) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of September 30, 2019 and December 31, 2018 included principal balances of $10.3 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($15) million and ($14) million, respectively, and hedging basis adjustments of $62 million and ($66) million, respectively. See Note 9 for further information about our hedging of certain long-term borrowed funds.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities, among other areas. For more information, see “Regulation and Supervision” in our 2018 Form 10-K.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Dodd-Frank Act
The Dodd-Frank Act regulates many aspects of the financial services industry and addresses among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage lending practices.
In light of the EGRRCPA amendments to the Dodd Frank Act and subsequent tailoring Notices of Proposed Rulemaking, the FRB provided us relief in a February 5, 2019 letter from all regulatory requirements, including disclosure requirements, related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided related relief from certain capital planning and regulatory reporting requirements that would otherwise apply in the 2019 stress test cycle. In addition, we were not required to submit a capital plan to the FRB for 2019 or participate in the 2019 CCAR. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees) and the FRB has not objected to our maximum planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020. For this four-quarter period ending June 30, 2020, the FRB has not objected to capital distributions up to the amount that would have allowed us to remain above all minimum capital requirements in 2018 CCAR, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan. On June 27, 2019, our Board of Directors authorized common share repurchases of up to $1.275 billion over the four-quarter period beginning July 1, 2019. The timing and exact amount of future share repurchases will depend on various factors, including capital position, financial performance and market conditions.
In October 2019, the FRB finalized rules (the “October 2019 Final Rules”) that establish a revised framework for applying prudential standards to large U.S. banking organizations based on risk, consistent with the ongoing efforts to tailor the regulatory framework in a manner consistent with the EGRRCPA. Concurrently, the FRB, jointly with the OCC and the FDIC, finalized the regulatory capital, liquidity and resolution plan requirements to firms with more than $100 billion in total assets. Category IV firms with $100 billion to $250 billion in total assets, such as us, will be subject to biennial supervisory stress-testing and will be exempt from the Dodd-Frank Act company-run stress testing and related disclosure requirements. The FRB will continue to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years.
Section 165(d) of the Dodd-Frank Act and the November 2011 resolution plan rule require certain financial companies to report periodically a resolution plan to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. EGRRCPA revised the resolution planning requirement, whereby it raised the $50 billion minimum asset threshold for general application of the resolution planning requirement to $250 billion in total consolidated assets, and provided the FRB with the discretion to apply the resolution planning requirement to firms with $100 billion or more and less than $250 billion in total consolidated assets. In accordance with the October 2019 Final Rules, Category IV institutions, such as us, are no longer required to submit a 165(d) Resolution Plan.
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
For additional discussion of the Dodd-Frank Act and EGRRCPA requirements and their related application, see “Regulation and Supervision” and “—Capital and Regulatory Matters” in our 2018 Form 10-K.
Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%.
In July 2019, the FRB and the other federal banking regulators issued a final rule to simplify regulatory capital treatment for MSRs, certain deferred tax assets arising from temporary differences (“DTAs”) and investments in the capital of unconsolidated financial institutions, pursuant to EGRRCPA. Effective for us on April 1, 2020, the final rule will result in a change to the individual CET1 deduction threshold for these assets from 10% to 25%, elimination of the aggregate deduction threshold for these assets of 15%, assignment of a 250% risk weight for any MSRs or DTAs not deducted from CET1 capital and assignment of an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.

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
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2018 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
September 30, 2019
CET1 capital	$14,416	10.3%	7.0%
Tier 1 capital	15,549	11.1	8.5
Total capital	18,237	13.0	10.5
Tier 1 leverage	15,549	9.9	4.0
Risk-weighted assets	140,136
Quarterly adjusted average assets	156,355
December 31, 2018
CET1 capital	$14,485	10.6%	6.4%
Tier 1 capital	15,325	11.3	7.9
Total capital	18,157	13.3	9.9
Tier 1 leverage	15,325	10.0	4.0
Risk-weighted assets	136,202
Quarterly adjusted average assets	153,026
(1) Required “Minimum Capital ratio” for 2019 and 2018 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratio” includes capital conservation buffer of 2.500% for 2019 and 1.875% for 2018; N/A to Tier 1 leverage.
At September 30, 2019, our CET1 capital, tier 1 capital and total capital ratios were 10.3%, 11.1% and 13.0%, respectively, as compared with 10.6%, 11.3%, and 13.3%, respectively, as of December 31, 2018. The CET1 capital ratio decreased as $3.9 billion of risk-weighted asset (“RWA”) growth, the impact of the capital actions described in “—Capital Transactions” below, and an increase in goodwill and intangibles related to Acquisitions, were partially offset by net income for the nine months ended September 30, 2019. The tier 1 capital ratio decreased as the changes in the CET1 capital ratio were partially offset by the issuance of preferred stock as described further in “—Capital Transactions” below. The total capital ratio decreased due to the changes in CET1 and tier 1 capital ratios and an increase in non-qualifying subordinated debt. At September 30, 2019, our CET1 capital, tier 1 capital and total capital ratios were 330 basis points, 260 basis points and 250 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.4 billion at September 30, 2019, and decreased $69 million from $14.5 billion at December 31, 2018, due to common share repurchases, dividends and an increase in goodwill and intangibles related to Acquisitions partially offset by net income for the nine months ended September 30, 2019. Tier 1 capital at September 30, 2019 totaled $15.5 billion, reflecting a $224 million increase from $15.3 billion at December 31, 2018, driven by the changes in CET1 capital and the issuance of preferred stock. At September 30, 2019, we had $1.1 billion of fixed-to-floating non-cumulative perpetual preferred stock issued and outstanding, an increase of $293 million from $840 million at December 31, 2018, given the first quarter 2019 issuance of 300,000 shares of Series D Preferred Stock that qualified as additional tier 1 capital. Total capital of $18.2 billion at September 30, 2019, increased $80 million from December 31, 2018, driven by the changes in CET1 and tier 1 capital and an increase in non-qualifying subordinated debt.
RWA totaled $140.1 billion at September 30, 2019, based on U.S. Basel III Standardized rules, up $3.9 billion from December 31, 2018. The increase was driven by growth in retail loans, including education, residential mortgages, and loans held for sale as well as higher derivative valuations, the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), commercial commitments, and growth in multi-family loans. The increase in RWA was also driven by market risk RWA, as we met the reporting threshold prescribed

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

by Market Risk Capital Guidelines. The increases were partially offset by a decrease in commercial loans and run-off in the home equity portfolio.
As of September 30, 2019, the tier 1 leverage ratio was 9.9%, reflecting a decrease of seven basis points from 10.0% at December 31, 2018. The decrease was driven by the change in tier 1 capital level noted above, which was more than offset by a $3.3 billion increase in quarterly adjusted average assets.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	September 30, 2019	December 31, 2018
Total common stockholders’ equity	$20,718	$19,977
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	(14)	490
Derivatives	—	143
Unamortized net periodic benefit costs	454	463
Deductions:
Goodwill	(7,044)	(6,923)
Deferred tax liability associated with goodwill	373	366
Other intangible assets	(71)	(31)
Total common equity tier 1	14,416	14,485
Qualifying preferred stock	1,133	840
Total tier 1 capital	15,549	15,325
Qualifying subordinated debt(2)	1,380	1,499
Allowance for loan and lease losses	1,263	1,242
Allowance for credit losses for off-balance sheet exposure	45	91
Total capital	$18,237	$18,157
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of September 30, 2019 and December 31, 2018, the amount of non-qualifying subordinated debt excluded from regulatory capital was $258 million and $139 million, respectively.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2018 Form 10-K.
Capital Transactions
The following capital actions were completed by the Company during the nine months ended September 30, 2019:

•
Issued $300 million, or 300,000 shares, of 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock (the “Series D Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $293 million;

•	Declared quarterly common stock dividends of $0.32 per share for first and second quarters and $0.36 per share for third quarter of 2019, aggregating to $459 million;

•	Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $14 million;

•	Declared a semi-annual dividend of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;

•
Declared quarterly dividends of $15.94 per share for the first, second, and third quarters of 2019 on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $14 million;

•
Declared quarterly dividends of $11.82 per share for the first quarter of 2019 and $15.88 per share for the second and third quarters of 2019 on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $13 million; and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Repurchased $820 million of our outstanding common stock.

Banking Subsidiary Capital
The following table presents our banking subsidiary’s capital ratios under U.S. Basel III Standardized rules:

	September 30, 2019		December 31, 2018
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
Citizens Bank, National Association
CET1 capital	$15,357	11.0%	$11,994	10.6%
Tier 1 capital	15,357	11.0	11,994	10.6
Total capital	17,696	12.7	14,252	12.5
Tier 1 leverage	15,357	9.8	11,994	9.9
Risk-weighted assets	139,849		113,610
Quarterly adjusted average assets	155,988		121,686

CBNA’s CET1 capital totaled $15.4 billion at September 30, 2019, up $3.4 billion from $12.0 billion at December 31, 2018. The increase was primarily driven by the net impact of the merger of Citizens Bank of Pennsylvania (“CBPA”) into CBNA effective January 2, 2019, and net income for the nine months ended September 30, 2019. The increase was partially offset by dividend payments to the Parent Company and an increase in goodwill and intangibles related to Acquisitions. Total capital was $17.7 billion at September 30, 2019, an increase of $3.4 billion from $14.3 billion at December 31, 2018, driven by the change in CET1 capital, an increase in ACL, primarily attributable to the merger and slightly offset by an increase in non-qualifying subordinated debt.
CBNA’s RWA totaled $139.8 billion at September 30, 2019, an increase of $26.2 billion from December 31, 2018, driven by approximately $22 billion resulting from the merger of CBPA into CBNA. In addition, the increase in RWA was driven by growth in retail loans, including education, residential mortgages, and loans held for sale as well as higher derivative valuations, the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842), commercial commitments, and growth in multi-family loans. The increase in RWA was also driven by market risk RWA, as we met the reporting threshold prescribed by Market Risk Capital Guidelines. The increases were partially offset by a decrease in commercial loans and run-off in the home equity portfolio.
As of September 30, 2019, CBNA’s tier 1 leverage ratio decreased one basis point to 9.8% from 9.9% at December 31, 2018, primarily driven by a $34.3 billion increase in quarterly adjusted average assets that drove a 243 basis point decline in the ratio, partially offset by a $3.4 billion increase in tier 1 capital that drove a 242 basis point increase in the ratio. These movements were primarily attributable to the merger of CBPA into CBNA.
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
Parent Company Liquidity
Our Parent Company’s primary sources of cash are (i) dividends and interest received from CBNA as a result of investing in bank equity and subordinated debt and (ii) externally issued preferred stock as well as senior and subordinated debt. Uses of cash include the following: (i) routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; (ii) needs of subsidiaries, including CBNA, for additional equity and, as required, its need for debt financing; and (iii) support for extraordinary funding requirements when necessary. To the extent that the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

On January 29, 2019, the Parent Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). For further information, see Note 11.
On July 25, 2019, the Parent Company issued $500 million in seven-year 2.850% fixed-rate senior notes.
On October 28, 2019, the Parent Company issued $450 million, or 18,000,000 depositary shares, each representing a 1/40th interest in a share of its 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). For further information, see Note 11.
During the three months ended September 30, 2019 and 2018, the Parent Company declared dividends on common stock of $162 million and $129 million, respectively, and declared dividends on preferred stock of $17 million and $7 million, respectively. During the nine months ended September 30, 2019 and 2018, the Parent Company declared dividends on common stock of $459 million and $344 million, respectively, and declared dividends on preferred stock of $50 million and $14 million, respectively.
During the three months ended September 30, 2019 and 2018, the Parent Company repurchased $500 million and $400 million of its outstanding common stock, respectively. During the nine months ended September 30, 2019 and 2018, the Parent Company repurchased $820 million and $725 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.3 billion as of September 30, 2019 compared with $911 million as of December 31, 2018. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At September 30, 2019, the Parent Company’s double-leverage ratio was 99.7%.
CBNA Liquidity
In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include (i) deposits from our consumer and commercial customers; (ii) payments of principal and interest on loans and debt securities; and (iii) wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include (i) withdrawals and maturities of deposits; (ii) payment of interest on deposits; (iii) funding of loans and related commitments; and (iv) funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 8.
As CBNA’s major businesses involve taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
On February 14, 2019, CBNA issued $1.5 billion in senior notes, consisting of $700 million in three-year 3.25% fixed-rate notes, $300 million in three-year floating-rate notes, and $500 million in seven-year 3.75% fixed-rate notes.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

September 30, 2019
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, our banking subsidiary continues to minimize reliance on unsecured wholesale funding. At September 30, 2019, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Financial Regulatory Reform” and “—Liquidity Requirements” in our 2018 Form 10-K.
The LCR was developed by the U.S. federal banking regulators to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. As of September 30, 2019, we remained fully compliant with the current LCR rule as a modified LCR financial institution. In accordance with the October 2019 Final Rules, Category IV institutions, such as us, will no longer be subject to the requirements of the LCR rule as of December 31, 2019.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements) in a timely manner from stable and cost-efficient funding sources.
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2019:

•	Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposit ratio, which excludes loans held for sale, was 94.5%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.0 billion;

•
Contingent liquidity was $31.8 billion, consisting of unencumbered high-quality liquid securities of $20.5 billion, unused FHLB capacity of $9.3 billion, and our cash position of $2.0 billion. Asset liquidity (a component of contingent liquidity) was $22.5 billion consisting of our cash position of $2.0 billion and unencumbered high-quality liquid securities of $20.5 billion;

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $13.0 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and

•
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2019 and 2018, see the Consolidated Statements of Cash Flows in Part I, Item 1 — Financial Statements, included in this Report.

The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

•	Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;

•	Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements; and

•	Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored individually for CBNA and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 12.

(in millions)	September 30, 2019	December 31, 2018	Change	Percent
Commitments to extend credit	$70,825	$69,553	$1,272	2%
Letters of credit	2,148	2,125	23	1
Marketing rights	33	37	(4)	(11)
Risk participation agreements	47	19	28	147
Loans sold with recourse	32	5	27	NM
Total	$73,085	$71,739	$1,346	2%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to the determination of the ACL and the fair value of MSRs. For additional information regarding these accounting estimates and their related application, see “—Critical Accounting Estimates” in our 2018 Form 10-K. No material changes were made to these critical accounting policies or estimates during the nine months ended September 30, 2019.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” in our 2018 Form 10-K.
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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” in our 2018 Form 10-K.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2019	December 31, 2018
Instantaneous Change in Interest Rates
+200	6.8%	9.5%
+100	3.7	4.8
-100	(3.9)	(4.5)
Gradual Change in Interest Rates
+200	2.7	4.9
+100	1.3	2.5
-100	(1.9)	(1.1)

Given broad expectations that the FRB would cut interest rates, we continue to reduce asset sensitivity to mitigate the potential impact of declining rates. Asset sensitivity against a 200 basis point gradual increase in rates was 2.7% at September 30, 2019, a decrease from 4.9% at December 31, 2018. Additionally, we have reduced our short-term interest rate exposure (six months and under) to approximately 20% to 25%, with the remainder in the intermediate to long tenors of the curve. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

	September 30, 2019					December 31, 2018
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$19,350	($5)	1.8	1.8%	2.0%	$8,100	$3	2.2	1.7%	2.5%
Fair value - receive-fixed/pay-variable - conventional debt	4,650	—	2.3	2.0	2.2	3,450	2	2.4	1.8	2.7
Cash flow - pay-fixed/receive-variable - conventional ALM	4,750	2	4.20	2.0	1.7	500	—	—	2.4	1.3
Fair value - pay-fixed/receive-variable - conventional ALM(2)	2,846	—	4.80	2.1	1.8	—	—	—	—	—
Total portfolio swaps	$31,596	($3)	2.5	1.9%	2.0%	$12,050	$5	2.2	1.8%	2.5%
Floors - conventional ALM	$—	$—	—	—	—	$7,000	$—	0.5
(1) In September 2019, we reduced asset sensitivity over the December 2019 to December 2021 period with the addition of $2.0 billion of December 2019 forward starting receive-fixed interest rate swaps as part of an ongoing program to manage interest rate risk.
(2) In the third quarter of 2019, Citizens executed a last-of-layer hedge utilizing pay-fixed interest rate swap agreements to manage the interest rate exposure on mortgage-backed securities held in its available for sale debt securities portfolio. The notional and fair value of these hedges were $2.0 billion and $1 million, respectively.

Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance mergers and acquisitions transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

loss, and sub limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs acquired from FAMC or originated after December 31, 2018, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of September 30, 2019 and December 31, 2018, the fair value of these MSRs was $510 million and $600 million, respectively, and the total notional amount of related derivative contracts was $19.5 billion and $4.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of September 30, 2019 and December 31, 2018, our non-FAMC MSRs originated on or before December 31, 2018 had a book value of $177 million and $221 million, respectively, and were carried at the lower of cost or market. As of September 30, 2019 and December 31, 2018, these MSRs had a fair value of $178 million and $243 million, respectively, which exceeded the carrying value at those dates. Depending on the interest rate environment, economic hedges may be used to protect the market value of these MSRs.
As with our traded market risk based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” in our 2018 Form 10-K.
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

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$1	$—	$2	$2	$2	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	4	4	5	3	2	3	3	2
Commodity	—	—	—	—	—	—	—	—
General VaR	4	4	5	3	3	3	4	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$4	$4	$5	$3	$3	$3	$4	$3
Stressed General VaR	$11	$9	$12	$6	$10	$12	$14	$10
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$11	$9	$12	$6	$10	$12	$14	$10
Market Risk Regulatory Capital	$39				$47
Specific Risk Not Modeled Add-on	14				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$53				$61
Market Risk-Weighted Assets	$662				760
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$662				$—
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, using models approved by our banking regulators, for interest rate, credit spread, and foreign exchange positions.
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2019.
Daily VaR Backtesting

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following table presents computations of key performance metrics used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Total revenue (GAAP)	A	$1,638	$1,564	$4,854	$4,535
Noninterest expense (GAAP)	B	973	910	2,861	2,668
Net income (GAAP)	C	449	443	1,341	1,256
Net income available to common stockholders (GAAP)	D	432	436	1,291	1,242
Return on average common equity:
Average common equity (GAAP)	E	$20,533	$19,599	$20,300	$19,687
Return on average common equity	D/E	8.35%	8.82%	8.50%	8.44%
Return on average tangible common equity:
Average common equity (GAAP)	E	$20,533	$19,599	$20,300	$19,687
Less: Average goodwill (GAAP)		7,044	6,926	7,034	6,900
Less: Average other intangibles (GAAP)		73	22	71	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		372	360	371	358
Average tangible common equity	F	$13,788	$13,011	$13,566	$13,136
Return on average tangible common equity	D/F	12.44%	13.29%	12.72%	12.64%
Return on average total assets:
Average total assets (GAAP)	G	$162,110	$155,624	$161,344	$153,482
Return on average total assets	C/G	1.10%	1.13%	1.11%	1.09%
Return on average total tangible assets:
Average total assets (GAAP)	G	$162,110	$155,624	$161,344	$153,482
Less: Average goodwill (GAAP)		7,044	6,926	7,034	6,900
Less: Average other intangibles (GAAP)		73	22	71	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		372	360	371	358
Average tangible assets	H	$155,365	$149,036	$154,610	$146,931
Return on average total tangible assets	C/H	1.15%	1.18%	1.16%	1.14%
Efficiency ratio:
Efficiency ratio	B/A	59.40%	58.20%	58.94%	58.84%
Operating leverage:
Increase in total revenue		4.72%	8.44%	7.03%	7.40%
Increase in noninterest expense		6.88	6.23	7.21	3.61
Operating leverage		(2.16)%	2.21%	(0.18)%	3.79%
Effective income tax rate:
Income before income tax expense	I	$564	$576	$1,710	$1,626
Income tax expense	J	115	133	369	370
Effective income tax rate	J/I	20.46%	23.16%	21.58%	22.77%
Net income per average common share - basic and diluted:
Average common shares outstanding - basic (GAAP)	K	445,703,987	475,957,526	454,802,186	482,691,884
Average common shares outstanding - diluted (GAAP)	L	447,134,595	477,599,917	456,218,755	484,250,843
Net income per average common share - basic (GAAP)	D/K	$0.97	$0.92	$2.84	$2.57
Net income per average common share - diluted (GAAP)	D/L	0.97	0.91	2.83	2.57
Dividend payout ratio:
Cash dividends declared and paid per common share	M	$0.36	$0.27	$1.00	$0.71
Dividend payout ratio	M/(D/K)	37%	29%	35%	28%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (GAAP)	N	$251	$196	$2	$449	$207	$234	$2	$443
Less: Preferred stock dividends		—	—	17	17	—	—	7	7
Net income (loss) available to common stockholders	O	$251	$196	($15)	$432	$207	$234	($5)	$436
Efficiency ratio:
Total revenue (GAAP)	P	$1,135	$493	$10	$1,638	$1,034	$520	$10	$1,564
Noninterest expense (GAAP)	Q	718	213	42	973	686	202	22	910
Efficiency ratio	Q/P	63.28%	43.35%	NM	59.40%	66.29%	38.83%	NM	58.20%
Return on average total tangible assets:
Average total assets (GAAP)		$66,365	$55,614	$40,131	$162,110	$62,974	$52,871	$39,779	$155,624
Less: Average goodwill (GAAP)		122	46	6,876	7,044	39	11	6,876	6,926
Less: Average other intangibles (GAAP)		66	7	—	73	20	2	—	22
Add: Average deferred tax liabilities related to goodwill (GAAP)		1	1	370	372	—	—	360	360
Average total tangible assets	R	$66,178	$55,562	$33,625	$155,365	$62,915	$52,858	$33,263	$149,036
Return on average total tangible assets	N/R	1.50%	1.40%	NM	1.15%	1.31%	1.75%	NM	1.18%

		As of and for the Nine Months Ended September 30,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (loss) (GAAP)	N	$666	$639	$36	$1,341	$574	$686	($4)	$1,256
Less: Preferred stock dividends		—	—	50	50	—	—	14	14
Net income (loss) available to common stockholders	O	$666	$639	($14)	$1,291	$574	$686	($18)	$1,242
Efficiency ratio:
Total revenue (GAAP)	P	$3,246	$1,535	$73	$4,854	$2,976	$1,518	$41	$4,535
Noninterest expense (GAAP)	Q	2,133	639	89	2,861	2,000	610	58	2,668
Efficiency ratio	Q/P	65.71%	41.65%	NM	58.94%	67.20%	40.16%	NM	58.84%
Return on average total tangible assets:
Average total assets (GAAP)		$65,624	$55,793	$39,927	$161,344	$61,857	$51,820	$39,805	$153,482
Less: Average goodwill (GAAP)		120	38	6,876	7,034	13	11	6,876	6,900
Less: Average other intangibles (GAAP)		65	6	—	71	7	2	—	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		1	—	370	371	—	—	358	358
Average total tangible assets	R	$65,440	$55,749	$33,421	$154,610	$61,837	$51,807	$33,287	$146,931
Return on average total tangible assets	N/R	1.36%	1.53%	NM	1.16%	1.24%	1.77%	NM	1.14%

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents computations of non-GAAP financial measures representing our Underlying results used throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,638	$1,564	$4,854	$4,535
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	S	$1,638	$1,564	$4,854	$4,535
Noninterest expense, Underlying:
Noninterest expense (GAAP)	B	$973	$910	$2,861	$2,668
Less: Notable items		19	9	31	9
Noninterest expense, Underlying (non-GAAP)	T	$954	$901	$2,830	$2,659
Pre-provision profit:
Total revenue (GAAP)	A	$1,638	$1,564	$4,854	$4,535
Less: Noninterest expense (GAAP)	B	973	910	2,861	2,668
Pre-provision profit (GAAP)		$665	$654	$1,993	$1,867
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	S	$1,638	$1,564	$4,854	$4,535
Less: Noninterest expense, Underlying (non-GAAP)	T	954	901	2,830	2,659
Pre-provision profit, Underlying (non-GAAP)		$684	$663	$2,024	$1,876
Income before income tax expense, Underlying:
Income before tax expense (GAAP)	I	$564	$576	$1,710	$1,626
Less: Notable items		(19)	(9)	(31)	(9)
Income before income tax expense, Underlying (non-GAAP)	U	$583	$585	$1,741	$1,635
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	J	$115	$133	$369	$370
Less: Notable items		(15)	(2)	(18)	(2)
Income tax expense, Underlying (non-GAAP)	V	$130	$135	$387	$372
Effective income tax rate (GAAP)	J/I	20.46%	23.16%	21.58%	22.77%
Effective income tax rate, Underlying (non-GAAP)	V/U	22.29	23.20	22.20	22.78
Net income, Underlying:
Net income (GAAP)	C	$449	$443	$1,341	$1,256
Add: Notable items, net of tax expense		4	7	13	7
Net income, Underlying (non-GAAP)	W	$453	$450	$1,354	$1,263

CITIZENS FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2019	2018	2019	2018
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	D	$432	$436	$1,291	$1,242
Add: Notable items, net of tax expense		4	7	13	7
Net income available to common stockholders, Underlying (non-GAAP)	X	$436	$443	$1,304	$1,249
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	E	$20,533	$19,599	$20,300	$19,687
Return on average common equity	D/E	8.35%	8.82%	8.50%	8.44%
Return on average common equity, Underlying (non-GAAP)	X/E	8.45	8.96	8.59	8.48
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	E	$20,533	$19,599	$20,300	$19,687
Less: Average goodwill (GAAP)		7,044	6,926	7,034	6,900
Less: Average other intangibles (GAAP)		73	22	71	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		372	360	371	358
Average tangible common equity	F	$13,788	$13,011	$13,566	$13,136
Return on average tangible common equity	D/F	12.44%	13.29%	12.72%	12.64%
Return on average tangible common equity, Underlying (non-GAAP)	X/F	12.58	13.50	12.86	12.71
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	G	$162,110	$155,624	$161,344	$153,482
Return on average total assets	C/G	1.10%	1.13%	1.11%	1.09%
Return on average total assets, Underlying (non-GAAP)	W/G	1.11	1.15	1.12	1.10
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	G	$162,110	$155,624	$161,344	$153,482
Less: Average goodwill (GAAP)		7,044	6,926	7,034	6,900
Less: Average other intangibles (GAAP)		73	22	71	9
Add: Average deferred tax liabilities related to goodwill (GAAP)		372	360	371	358
Average tangible assets	H	$155,365	$149,036	$154,610	$146,931
Return on average total tangible assets	C/H	1.15%	1.18%	1.16%	1.14%
Return on average total tangible assets, Underlying (non-GAAP)	W/H	1.16	1.20	1.17	1.15
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	B/A	59.40%	58.20%	58.94%	58.84%
Efficiency ratio, Underlying (non-GAAP)	T/S	58.22	57.62	58.30	58.64
Operating leverage and operating leverage, Underlying:
Increase in total revenue		4.72%	8.44%	7.03%	7.40%
Increase in noninterest expense		6.88	6.23	7.21	3.61
Operating leverage		(2.16)%	2.21%	(0.18)%	3.79%
Increase in total revenue, Underlying (non-GAAP)		4.70%	8.46%	7.03%	7.12%
Increase in noninterest expense, Underlying (non-GAAP)		5.78	5.20	6.41	3.88
Operating leverage, Underlying (non-GAAP)		(1.08)%	3.26%	0.62%	3.24%
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	K	445,703,987	475,957,526	454,802,186	482,691,884
Average common shares outstanding - diluted (GAAP)	L	447,134,595	477,599,917	456,218,755	484,250,843
Net income per average common share - basic (GAAP)	D/K	$0.97	$0.92	$2.84	$2.57
Net income per average common share - diluted (GAAP)	D/L	0.97	0.91	2.83	2.57
Net income per average common share - basic, Underlying (non-GAAP)	X/K	0.98	0.93	2.87	2.59
Net income per average common share - diluted, Underlying (non-GAAP)	X/L	0.98	0.93	2.86	2.58

CITIZENS FINANCIAL GROUP, INC.
FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$1,638	$1,081
Interest-bearing cash and due from banks	2,204	2,993
Interest-bearing deposits in banks	158	148
Debt securities available for sale, at fair value (including $233 and $363 pledged to creditors, respectively)(1)	21,502	19,895
Debt securities held to maturity (fair value of $3,362 and $4,041, respectively)	3,319	4,165
Equity securities, at fair value	47	181
Equity securities, at cost	734	834
Loans held for sale, at fair value	1,993	1,219
Other loans held for sale	22	101
Loans and leases	117,880	116,660
Less: Allowance for loan and lease losses	(1,263)	(1,242)
Net loans and leases	116,617	115,418
Derivative assets	1,027	317
Premises and equipment, net	747	791
Bank-owned life insurance	1,720	1,698
Goodwill	7,044	6,923
Due from broker	257	—
Other assets	5,333	4,754
TOTAL ASSETS	$164,362	$160,518
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,939	$29,458
Interest-bearing	94,775	90,117
Total deposits	124,714	119,575
Federal funds purchased and securities sold under agreements to repurchase	867	1,156
Other short-term borrowed funds	210	161
Derivative liabilities	161	292
Deferred taxes, net	752	573
Long-term borrowed funds	12,806	15,925
Due to broker	206	—
Other liabilities	2,795	2,019
TOTAL LIABILITIES	142,511	139,701
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $25.00 par value, 100,000,000 shares authorized	1,133	840
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 568,125,065 shares issued and 443,913,525 shares outstanding at September 30, 2019 and 566,819,863 shares issued and 466,007,984 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	18,876	18,815
Retained earnings	6,229	5,385
Treasury stock, at cost, 124,211,540 and 100,811,879 shares at September 30, 2019 and December 31, 2018, respectively	(3,953)	(3,133)
Accumulated other comprehensive loss	(440)	(1,096)
TOTAL STOCKHOLDERS’ EQUITY	$21,851	$20,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,362	$160,518

(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans and leases	$1,356	$1,287	$4,129	$3,663
Interest and fees on loans held for sale, at fair value	19	14	45	23
Interest and fees on other loans held for sale	2	2	8	9
Investment securities	153	167	483	500
Interest-bearing deposits in banks	8	7	23	21
Total interest income	1,538	1,477	4,688	4,216
INTEREST EXPENSE:
Deposits	297	214	892	540
Federal funds purchased and securities sold under agreements to repurchase	2	2	7	4
Other short-term borrowed funds	—	4	1	7
Long-term borrowed funds	94	109	317	305
Total interest expense	393	329	1,217	856
Net interest income	1,145	1,148	3,471	3,360
Provision for credit losses	101	78	283	241
Net interest income after provision for credit losses	1,044	1,070	3,188	3,119
NONINTEREST INCOME:
Service charges and fees	128	131	377	382
Card fees	67	61	190	182
Capital markets fees	39	47	150	134
Trust and investment services fees	50	45	150	128
Mortgage banking fees	117	49	222	101
Letter of credit and loan fees	34	32	100	94
Foreign exchange and interest rate products	35	31	106	92
Securities gains, net	3	3	15	13
Net impairment losses recognized in earnings on debt securities	(1)	(1)	(2)	(3)
Other income	21	18	75	52
Total noninterest income	493	416	1,383	1,175
NONINTEREST EXPENSE:
Salaries and employee benefits	508	474	1,524	1,397
Equipment and software expense	130	117	381	340
Outside services	128	107	356	312
Occupancy	80	81	245	241
Other operating expense	127	131	355	378
Total noninterest expense	973	910	2,861	2,668
Income before income tax expense	564	576	1,710	1,626
Income tax expense	115	133	369	370
NET INCOME	$449	$443	$1,341	$1,256
Net income available to common stockholders	$432	$436	$1,291	$1,242
Weighted-average common shares outstanding:
Basic	445,703,987	475,957,526	454,802,186	482,691,884
Diluted	447,134,595	477,599,917	456,218,755	484,250,843
Per common share information:
Basic earnings	$0.97	$0.92	$2.84	$2.57
Diluted earnings	0.97	0.91	2.83	2.57

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$449	$443	$1,341	$1,256
Other comprehensive income (loss):
Net unrealized derivative instruments (losses) gains arising during the periods, net of income taxes of ($1), ($9), $35 and ($31), respectively	(4)	(26)	103	(91)
Reclassification adjustment for net derivative losses included in net income, net of income taxes of $4, $3, $13 and $6, respectively	10	11	40	19
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $13, ($34), $165 and ($139), respectively	42	(95)	509	(427)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, ($1), $0 and ($1), respectively	(1)	—	—	(1)
Reclassification of net debt securities gains to net income, net of income taxes of $0, $0, ($3) and ($2), respectively	(2)	(2)	(10)	(8)
Amortization of actuarial loss, net of income taxes of $2, $1, $5 and $3, respectively	3	4	9	10
Total other comprehensive income (loss), net of income taxes	48	(108)	651	(498)
Total comprehensive income	$497	$335	$1,992	$758

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2018	1	$543	484	$6	$18,806	$4,755	($2,433)	($1,210)	$20,467
Dividends to common stockholders	—	—	—	—	—	(129)	—	—	(129)
Dividends to preferred stockholders	—	—	—	—	—	(7)	—	—	(7)
Treasury stock purchased	—	—	(10)	—	—	—	(400)	—	(400)
Share-based compensation plans	—	—	—	—	6	—	—	—	6
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	443	—	—	443
Other comprehensive loss	—	—	—	—	—	—	—	(108)	(108)
Total comprehensive income	—	—	—	—	—	443	—	(108)	335
Balance at September 30, 2018	1	$543	474	$6	$18,816	$5,062	($2,833)	($1,318)	$20,276
Balance at July 1, 2019	1	$1,133	458	$6	$18,860	$5,959	($3,453)	($488)	$22,017
Dividends to common stockholders	—	—	—	—	—	(162)	—	—	(162)
Dividends to preferred stockholders	—	—	—	—	—	(17)	—	—	(17)
Treasury stock purchased	—	—	(14)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	—	—	11	—	—	—	11
Employee stock purchase plan shares purchased	—	—	—	—	5	—	—	—	5
Total comprehensive income:
Net income	—	—	—	—	—	449	—	—	449
Other comprehensive income	—	—	—	—	—	—	—	48	48
Total comprehensive income	—	—	—	—	—	449	—	48	497
Balance at September 30, 2019	1	$1,133	444	$6	$18,876	$6,229	($3,953)	($440)	$21,851

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$247	491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—	—	—	—	(344)	—	—	(344)
Dividends to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Preferred stock issued	1	296	—	—	—	—	—	—	296
Treasury stock purchased	—	—	(18)	—	—	—	(725)	—	(725)
Share-based compensation plans	—	—	1	—	24	—	—	—	24
Employee stock purchase plan shares purchased	—	—	—	—	11	—	—	—	11
Total comprehensive income:
Net income	—	—	—	—	—	1,256	—	—	1,256
Other comprehensive loss	—	—	—	—	—	—	—	(498)	(498)
Total comprehensive income	—	—	—	—	—	1,256	—	(498)	758
Balance at September 30, 2018	1	$543	474	$6	$18,816	$5,062	($2,833)	($1,318)	$20,276
Balance at January 1, 2019	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(459)	—	—	(459)
Dividends to preferred stockholders	—	—	—	—	—	(50)	—	—	(50)
Preferred stock issued	—	293	—	—	—	—	—	—	293
Treasury stock purchased	—	—	(23)	—	—	—	(820)	—	(820)
Share-based compensation plans	—	—	1	—	48	—		—	48
Employee stock purchase plan shares purchased	—	—	—	—	13	—	—	—	13
Cumulative effect of change in accounting standards	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	1,341	—	—	1,341
Other comprehensive income	—	—	—	—	—	—	—	651	651
Total comprehensive income	—	—	—	—	—	1,341	—	651	1,992
Balance at September 30, 2019	1	$1,133	444	$6	$18,876	$6,229	($3,953)	($440)	$21,851

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$1,341	$1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	283	241
Originations of mortgage loans held for sale	(14,047)	(4,384)
Proceeds from sales of mortgage loans held for sale	13,265	4,259
Purchases of commercial loans held for sale	(1,507)	(1,450)
Proceeds from sales of commercial loans held for sale	1,592	1,457
Depreciation, amortization and accretion	440	357
Mortgage servicing rights valuation charge-off (recovery)	15	(3)
Debt securities impairment	2	3
Deferred income taxes	(41)	23
Share-based compensation	44	40
Net gain on sales of:
Debt securities	(21)	(13)
Premises and equipment	(6)	—
Increase in other assets	(523)	(918)
Increase in other liabilities	133	339
Net cash provided by operating activities	970	1,207
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(4,633)	(3,084)
Proceeds from maturities and paydowns of debt securities available for sale	2,728	2,512
Proceeds from sales of debt securities available for sale	1,495	405
Proceeds from maturities and paydowns of debt securities held to maturity	280	402
Other, net	136	(6)
Purchases of equity securities, at cost	(328)	(568)
Proceeds from sales of equity securities, at cost	428	416
Net (increase) decrease in interest-bearing deposits in banks	(10)	50
Purchases of mortgage servicing rights	—	(16)
Acquisitions, net of cash acquired	(129)	(533)
Net increase in loans and leases	(1,534)	(4,278)
Net increase in bank-owned life insurance	(22)	(31)
Premises and equipment:
Purchases	(78)	(157)
Proceeds from sales	31	—
Capitalization of software	(150)	(175)
Net cash used in investing activities	(1,786)	(5,063)
FINANCING ACTIVITIES
Net increase in deposits	5,139	1,986
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(289)	(441)
Net increase (decrease) in other short-term borrowed funds	45	(3,107)
Proceeds from issuance of long-term borrowed funds	7,300	17,503
Repayments of long-term borrowed funds	(10,556)	(10,333)
Treasury stock purchased	(820)	(725)
Net proceeds from issuance of preferred stock	293	296
Dividends declared and paid to common stockholders	(459)	(344)
Dividends declared and paid to preferred stockholders	(48)	(7)
Payments of employee tax withholding for share-based compensation	(21)	(13)
Net cash provided by financing activities	584	4,815
(Decrease) increase in cash and cash equivalents (1)	(232)	959
Cash and cash equivalents at beginning of period (1)	4,074	3,032
Cash and cash equivalents at end of period (1)	$3,842	$3,991

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

CITIZENS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes thereto of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2018 Form 10-K. The Company’s principal business activity is banking, conducted through its banking subsidiary, Citizens Bank, National Association.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2018 Form 10-K.
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

•
Required disclosures are included in Note 9.

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

•
Required lessor disclosures are included in Note 3 and required lessee disclosures are included in Note 6.

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
•
Required effective date: January 1, 2020.

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

•
Requires a cumulative-effect adjustment to retained earnings, net of taxes, as of the beginning of the reporting period of adoption.

•
Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.

•
The Company plans to adopt the new standard on January 1, 2020.

•
A company-wide, cross-discipline governance structure is in place to implement the new standard.

•
The Company is finalizing significant accounting policies and continues to refine and test loss forecasting models, estimation techniques, data, operational processes and financial controls which will be used to calculate the ACL under the standard.

•
The Company completed limited parallel runs and analytical testing through the nine months ended September 30, 2019. Parallel testing will continue through adoption and we will refine our interpretations, methodology, data and operational processes based upon ongoing reviews and testing results.

•
To estimate the ACL, we will use models and other estimation techniques that are sensitive to changes in forecasted economic conditions. The estimate is expected to include a two-year reasonable and supportable forecast period, and thereafter a one year reversion to long-run average macroeconomic assumptions derived from historical information. We will also apply qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects our best estimate of current expected credit losses.

•
The Company expects the standard will result in earlier recognition of credit losses and an overall increase in the ACL upon adoption of approximately 30% to 35%. This estimated increase in ACL is based on forecasted economic conditions and portfolio balances at August 31, 2019, and primarily related to consumer loans, such as residential mortgage, unsecured and education, due to the requirement to estimate credit losses over the full remaining expected life of the asset. Additionally, adoption of the new standard could produce higher volatility in the quarterly provision for credit losses than our current reserve process and could adversely impact the Company’s ongoing earnings. We estimate that this increase in ACL would reduce the Company’s CET1 capital ratio by approximately 22 to 25 basis points on a fully-phased in basis. This capital impact is expected to be phased in by 25% per year through January 1, 2023, which would impact 2020 by 5 to 6 basis points.

•
These current estimates of impact to the ACL at the adoption date and the CET1 capital ratio are subject to change based on continuing review and challenge of the models, assumptions, methodologies and judgments, and the final amount will depend upon the loan portfolio composition, as well as economic conditions and forecasts existing at that time.

•
Based on the credit quality of our existing debt securities portfolio, the Company does not expect the ACL for HTM and AFS debt securities to be significant.

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

•
Adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$120	$—	$—	$120	$24	$—	$—	$24
State and political subdivisions	5	—	—	5	5	—	—	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,434	166	(80)	20,520	20,211	28	(605)	19,634
Other/non-agency	827	34	(4)	857	236	3	(7)	232
Total mortgage-backed securities, at fair value	21,261	200	(84)	21,377	20,447	31	(612)	19,866
Total debt securities available for sale, at fair value	$21,386	$200	($84)	$21,502	$20,476	$31	($612)	$19,895
Federal agencies and U.S. government sponsored entities	$3,319	$48	($5)	$3,362	$3,425	$—	($132)	$3,293
Other/non-agency	—	—	—	—	740	8	—	748
Total mortgage-backed securities, at cost	3,319	48	(5)	3,362	4,165	8	(132)	4,041
Total debt securities held to maturity	$3,319	$48	($5)	$3,362	$4,165	$8	($132)	$4,041
Money market mutual fund investments	$47	$—	$—	$47	$181	$—	$—	$181
Total equity securities, at fair value	$47	$—	$—	$47	$181	$—	$—	$181
Federal Reserve Bank stock	$577	$—	$—	$577	$463	$—	$—	$463
Federal Home Loan Bank stock	149	—	—	149	364	—	—	364
Other equity securities	8	—	—	8	7	—	—	7
Total equity securities, at cost	$734	$—	$—	$734	$834	$—	$—	$834

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2019
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$120	$—	$—	$—	$120
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	193	1,683	18,558	20,434
Other/non-agency	4	2	—	821	827
Total debt securities available for sale	124	195	1,683	19,384	21,386
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,319	3,319
Total debt securities held to maturity	—	—	—	3,319	3,319
Total amortized cost of debt securities	$124	$195	$1,683	$22,703	$24,705

Fair value:
U.S. Treasury and other	$120	$—	$—	$—	$120
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	193	1,707	18,620	20,520
Other/non-agency	4	2	—	851	857
Total debt securities available for sale	124	195	1,707	19,476	21,502
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,362	3,362
Total debt securities held to maturity	—	—	—	3,362	3,362
Total fair value of debt securities	$124	$195	$1,707	$22,838	$24,864

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $153 million and $167 million for the three months ended September 30, 2019 and 2018, respectively, and was $483 million and $500 million for the nine months ended September 30, 2019 and 2018, respectively.
Realized gains and losses on securities are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gains on sale of debt securities(1)	$5	$3	$21	$13
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$5	$3	$21	$13

(1) For the three and nine months ended September 30, 2019, $2 million and $6 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statement of Operations, respectively, as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities pledged are presented below:

	September 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$265	$268	$344	$338
Pledged against FHLB borrowed funds	670	701	745	752
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,281	3,282	3,592	3,460

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of September 30, 2019 or December 31, 2018. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information, see Note 9.
Securitizations of mortgage loans retained in the investment portfolio were $28 million and $32 million for the three months ended September 30, 2019 and 2018, respectively, and $72 million and $87 million for the nine months ended September 30, 2019 and 2018, respectively. These securitizations include a substantive guarantee by a third party. In 2019 and 2018 the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
The following tables present mortgage-backed debt securities whose fair values are below carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	156	$3,180	($16)	175	$4,907	($69)	331	$8,087	($85)
Other/non-agency	—	—	—	5	32	(4)	5	32	(4)
Total	156	$3,180	($16)	180	$4,939	($73)	336	$8,119	($89)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	166	$4,881	($89)	429	$15,124	($648)	595	$20,005	($737)
Other/non-agency	10	139	(1)	11	72	(6)	21	211	(7)
Total	176	$5,020	($90)	440	$15,196	($654)	616	$20,216	($744)

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of September 30, 2019. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities will not impact their recorded cost bases.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cumulative credit-related losses recognized in earnings on the Company’s debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Cumulative balance at beginning of period	$57	$81	$81	$80
Credit impairments recognized in earnings on debt securities that have been previously impaired	1	1	2	3
Reductions due to increases in cash flow expectations on impaired debt securities(1)	—	(1)	—	(2)
Reductions for securities sold or matured during the period	(1)	—	(26)	—
Cumulative balance at end of period	$57	$81	$57	$81

(1) Reported in interest income from investment securities on the Consolidated Statements of Operations.

Cumulative credit losses recognized in earnings for impaired AFS debt securities held as of September 30, 2019 and September 30, 2018 were $57 million and $81 million respectively. There were no credit losses recognized in earnings for the Company’s HTM portfolio as of September 30, 2019 and 2018. For the three months ended September 30, 2019 and 2018, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $1 million. For the nine months ended September 30, 2019 and 2018, the Company incurred non-agency MBS credit-related other-than-temporary impairment losses in earnings of $2 million and $3 million, respectively.
NOTE 3 - LOANS AND LEASES
The Company’s loans and leases are disclosed in portfolio segments and classes as reflected below.

(in millions)	September 30, 2019	December 31, 2018
Commercial(1)	$41,356	$40,857
Commercial real estate	12,820	13,023
Leases	2,557	2,903
Total commercial loans and leases	56,733	56,783
Residential mortgages	19,699	18,978
Home equity loans	876	1,073
Home equity lines of credit	12,148	12,710
Home equity loans serviced by others	318	399
Home equity lines of credit serviced by others	81	104
Automobile	12,070	12,106
Education	9,729	8,900
Credit cards	2,133	1,991
Other retail	4,093	3,616
Total retail loans(2)	61,147	59,877
Total loans and leases(3)	$117,880	$116,660

(1) SBA loans we service for others of $27 million are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors as of September 30, 2019. There were no SBA loans serviced for others as of December 31, 2018.
(2) Mortgage loans we service for others of $74.6 billion and $69.6 billion at September 30, 2019 and December 31, 2018, respectively, are not included above.
(3)  LHFS totaling $2.0 billion and $1.3 billion at September 30, 2019 and December 31, 2018, respectively, are not included above.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the composition of LHFS.

	September 30, 2019			December 31, 2018
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$1,824	$169	$1,993	$967	$252	$1,219
Other loans held for sale	—	22	22	—	101	101
(1) Originated for sale.
(2) LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other LHFS generally consist of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.3 billion and $25.6 billion at September 30, 2019 and December 31, 2018, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of auto, commercial and commercial real estate loans, and totaled $18.0 billion and $16.8 billion at September 30, 2019 and December 31, 2018, respectively.
During the three months ended September 30, 2019, the Company purchased $164 million of education loans and $66 million of other retail loans. During the three months ended September 30, 2018, the Company purchased $98 million of education loans. During the nine months ended September 30, 2019, the Company purchased $464 million of education loans and $66 million of other retail loans. During the nine months ended September 30, 2018, the Company purchased $321 million of education loans.
The Company sold $109 million of commercial loans during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company sold $291 million of commercial loans and $628 million of retail loans, including $22 million of TDR sales. During the three months ended September 30, 2018, the Company did not have loan portfolio sales. During the nine months ended September 30, 2018 the Company had $553 million of commercial loan sales.
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
The components of the net investment in direct finance leases, before ALLL, are presented below:

(in millions)	September 30, 2019
Total future minimum lease rentals	$1,670
Estimated residual value of leased equipment (non-guaranteed)	1,072
Initial direct costs	10
Unearned income	(232)
Total leases	$2,520

Interest income on direct financing leases for the three months and nine months ended September 30, 2019 was $18 million and $58 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A maturity analysis of direct financing lease receivables at September 30, 2019 is presented below:

(in millions)
2019	$123
2020	460
2021	343
2022	265
2023	188
Thereafter	291
Total undiscounted future minimum lease rentals	$1,670

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
The ACL consists of the ALLL and the reserve for unfunded commitments. It is adjusted through a provision for credit losses that is charged to earnings, based on the Company’s quarterly evaluation of the loan and lease portfolio and related commitments, and is reduced by net charge-offs and the ALLL associated with sold loans. See Note 5 in the Company’s 2018 Form 10-K for a detailed discussion of the ALLL reserve methodology and estimation techniques.
On a quarterly basis, the Company reviews and refines its estimate of the ACL, taking into consideration changes in portfolio size and composition, historical loss experience, internal risk ratings, current economic conditions, industry performance trends and other pertinent information. As of September 30, 2019, there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and the reserve for unfunded lending commitments.
A summary of changes in the ACL is presented below:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$680	$547	$1,227	$690	$552	$1,242
Charge-offs	(35)	(124)	(159)	(106)	(347)	(453)
Recoveries	3	43	46	17	128	145
Net charge-offs	(32)	(81)	(113)	(89)	(219)	(308)
Provision charged to income	64	85	149	111	218	329
Allowance for loan and lease losses, end of period	712	551	1,263	712	551	1,263
Reserve for unfunded lending commitments, beginning of period	93	—	93	91	—	91
Provision for unfunded lending commitments	(48)	—	(48)	(46)	—	(46)
Reserve for unfunded lending commitments, end of period	45	—	45	45	—	45
Total allowance for credit losses, end of period	$757	$551	$1,308	$757	$551	$1,308

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$715	$538	$1,253	$685	$551	$1,236
Charge-offs	(18)	(109)	(127)	(35)	(328)	(363)
Recoveries	2	39	41	10	121	131
Net charge-offs	(16)	(70)	(86)	(25)	(207)	(232)
Provision charged to income	8	67	75	47	191	238
Allowance for loan and lease losses, end of period	707	535	1,242	707	535	1,242
Reserve for unfunded lending commitments, beginning of period	88	—	88	88	—	88
Provision for unfunded lending commitments	3	—	3	3	—	3
Reserve for unfunded lending commitments, end of period	91	—	91	91	—	91
Total allowance for credit losses, end of period	$798	$535	$1,333	$798	$535	$1,333

The recorded investment in loans and leases based on the Company’s evaluation methodology is presented below:

	September 30, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$387	$675	$1,062	$391	$723	$1,114
Formula-based evaluation	56,346	60,472	116,818	56,392	59,154	115,546
Total loans and leases	$56,733	$61,147	$117,880	$56,783	$59,877	$116,660

A summary of the ACL by evaluation methodology is presented below:

	September 30, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$74	$25	$99	$38	$26	$64
Formula-based evaluation	683	526	1,209	743	526	1,269
Allowance for credit losses	$757	$551	$1,308	$781	$552	$1,333

For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. For additional information on regulatory classification ratings, see Note 5 in the Company’s 2018 Form 10-K.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,997	$1,369	$761	$229	$41,356
Commercial real estate	12,437	297	36	50	12,820
Leases	2,466	39	49	3	2,557
Total commercial loans and leases	$53,900	$1,705	$846	$282	$56,733

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

The recorded investment in classes of retail loans, categorized by delinquency status is presented below:

	September 30, 2019
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$19,375	$129	$28	$78	$89	$19,699
Home equity loans	772	62	10	25	7	876
Home equity lines of credit	11,593	331	52	27	145	12,148
Home equity loans serviced by others	275	23	5	3	12	318
Home equity lines of credit serviced by others	56	11	2	1	11	81
Automobile	10,849	932	194	71	24	12,070
Education	9,513	162	27	16	11	9,729
Credit cards	2,028	53	20	11	21	2,133
Other retail	3,942	80	30	21	20	4,093
Total retail loans	$58,403	$1,783	$368	$253	$340	$61,147

	December 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,664	$131	$37	$13	$133	$18,978
Home equity loans	945	75	12	3	38	1,073
Home equity lines of credit	12,042	386	65	22	195	12,710
Home equity loans serviced by others	355	21	7	3	13	399
Home equity lines of credit serviced by others	79	15	2	1	7	104
Automobile	10,729	1,039	207	59	72	12,106
Education	8,694	159	23	13	11	8,900
Credit cards	1,894	53	14	10	20	1,991
Other retail	3,481	76	26	18	15	3,616
Total retail loans	$56,883	$1,955	$393	$142	$504	$59,877

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonperforming Assets
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming		Accruing and 90 days or more past due
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial	$228	$194	$1	$1
Commercial real estate	49	7	—	—
Leases	4	—	1	—
Total commercial loans and leases	281	201	2	1
Residential mortgages (1)(2)	147	136	15	15
Home equity loans	36	50	—	—
Home equity lines of credit	184	231	—	—
Home equity loans serviced by others	14	17	—	—
Home equity lines of credit serviced by others	13	15	—	—
Automobile	69	81	—	—
Education	17	38	3	2
Credit card	21	20	—	—
Other retail	11	8	10	7
Total retail loans	512	596	28	24
Total	$793	$797	$30	$25

(1) Nonperforming balances exclude first lien residential mortgage loans which are accruing and 90 days or more past due that are 100% guaranteed by the Federal Housing Administration. These loans totaled $12 million as of September 30, 2019 and December 31, 2018.
(2) Nonperforming balances exclude guaranteed residential mortgage loans sold to GNMA for which the Company has the right, but not the obligation, to repurchase. These loans totaled $195 million and $133 million as of September 30, 2019 and December 31, 2018, respectively, and are included in the Company’s Consolidated Balance Sheets.

Other nonperforming assets primarily consist of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $40 million and $34 million as of September 30, 2019 and December 31, 2018, respectively.
A summary of nonperforming loan and lease key performance indicators is presented below:

	September 30, 2019	December 31, 2018
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.24%	0.17%
Nonperforming retail loans as a percentage of total loans and leases	0.43	0.51
Nonperforming loans and leases as a percentage of total loans and leases	0.67%	0.68%

Nonperforming commercial assets as a percentage of total assets	0.17%	0.13%
Nonperforming retail assets as a percentage of total assets	0.34	0.39
Nonperforming assets as a percentage of total assets	0.51%	0.52%

The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $164 million and $172 million as of September 30, 2019 and December 31, 2018, respectively.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aging of both accruing and nonaccruing loan and lease past due amounts is presented below:

	September 30, 2019				December 31, 2018
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$17	$4	$76	$97	$85	$3	$78	$166
Commercial real estate	7	16	1	24	8	32	5	45
Leases	—	—	1	1	7	—	—	7
Total commercial loans and leases	24	20	78	122	100	35	83	218
Residential mortgages	28	78	89	195	37	13	133	183
Home equity loans	10	25	7	42	12	3	38	53
Home equity lines of credit	52	27	145	224	65	22	195	282
Home equity loans serviced by others	5	3	12	20	7	3	13	23
Home equity lines of credit serviced by others	2	1	11	14	2	1	7	10
Automobile	194	71	24	289	207	59	72	338
Education	27	16	11	54	23	13	11	47
Credit cards	20	11	21	52	14	10	20	44
Other retail	30	21	20	71	26	18	15	59
Total retail loans	368	253	340	961	393	142	504	1,039
Total	$392	$273	$418	$1,083	$493	$177	$587	$1,257

Impaired Loans
Impaired loans include nonaccruing larger balance (greater than $3 million carrying value), non-homogeneous commercial and commercial real estate loans, and restructured loans that are deemed TDRs. A summary of impaired loans by class is presented below:

	September 30, 2019
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$194	$62	$127	$376	$321
Commercial real estate	47	12	19	76	66
Total commercial loans	241	74	146	452	387
Residential mortgages	25	2	122	191	147
Home equity loans	23	1	69	126	92
Home equity lines of credit	26	2	176	243	202
Home equity loans serviced by others	18	1	16	44	34
Home equity lines of credit serviced by others	1	—	6	10	7
Automobile	1	—	20	30	21
Education	117	9	22	139	139
Credit cards	27	9	1	29	28
Other retail	3	1	2	7	5
Total retail loans	241	25	434	819	675
Total	$482	$99	$580	$1,271	$1,062

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$186	$31	$167	$450	$353
Commercial real estate	32	7	6	38	38
Total commercial loans	218	38	173	488	391
Residential mortgages	28	2	127	201	155
Home equity loans	34	3	76	148	110
Home equity lines of credit	21	1	181	244	202
Home equity loans serviced by others	22	1	19	54	41
Home equity lines of credit serviced by others	1	—	7	11	8
Automobile	1	—	22	31	23
Education	130	11	23	153	153
Credit cards	24	7	1	25	25
Other retail	4	1	2	8	6
Total retail loans	265	26	458	875	723
Total	$483	$64	$631	$1,363	$1,114

Additional information on impaired loans is presented below:

	Three Months Ended September 30,
	2019		2018
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$2	$293	$3	$334
Commercial real estate	—	35	—	34
Total commercial loans	2	328	3	368
Residential mortgages	1	145	1	154
Home equity loans	1	94	1	107
Home equity lines of credit	2	199	2	202
Home equity loans serviced by others	1	34	1	43
Home equity lines of credit serviced by others	—	7	—	9
Automobile	1	21	—	23
Education	2	141	3	160
Credit cards	—	26	—	24
Other retail	—	5	—	7
Total retail loans	8	672	8	729
Total	$10	$1,000	$11	$1,097

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,
	2019		2018
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$7	$300	$7	$318
Commercial real estate	1	30	—	33
Total commercial loans	8	330	7	351
Residential mortgages	4	128	4	148
Home equity loans	4	86	4	107
Home equity lines of credit	6	173	6	189
Home equity loans serviced by others	2	31	2	44
Home equity lines of credit serviced by others	—	6	—	9
Automobile	1	18	—	21
Education	6	128	7	159
Credit cards	1	21	1	22
Other retail	—	5	—	7
Total retail loans	24	596	24	706
Total	$32	$926	$31	$1,057

Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that we would not otherwise make. For additional information on regulatory classification ratings, see Note 5 in the Company’s 2018 Form 10-K.
The table below summarizes TDRs by class and total unfunded commitments:

(in millions)	September 30, 2019	December 31, 2018
Commercial	$235	$304
Retail	675	723
Unfunded commitments related to TDRs	35	30

The table below summarizes how loans were modified during the three months and nine months ended September 30, 2019 and 2018. The reported balances represent the post-modification outstanding recorded investment and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended September 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	2	$—	6	$1	6	$15
Commercial real estate	—	—	—	—	—	—
Total commercial loans	2	—	6	1	6	15
Residential mortgages	12	2	8	2	25	4
Home equity loans	11	—	—	—	19	1
Home equity lines of credit	51	6	16	1	95	5
Home equity loans serviced by others	1	—	—	—	4	—
Home equity lines of credit serviced by others	—	—	—	—	2	—
Automobile	46	1	4	—	309	4
Education	—	—	—	—	131	2
Credit cards	805	5	—	—	163	—
Other retail	—	—	—	—	55	—
Total retail loans	926	14	28	3	803	16
Total	928	$14	34	$4	809	$31

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2018
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$—	13	$1	1	$—
Commercial real estate	—	—	—	—	—	—
Total commercial loans	1	—	13	1	1	—
Residential mortgages	9	1	17	2	31	3
Home equity loans	10	1	—	—	40	2
Home equity lines of credit	27	3	58	10	104	7
Home equity loans serviced by others	2	—	—	—	5	1
Home equity lines of credit serviced by others	1	—	—	—	8	—
Automobile	45	—	9	—	315	4
Education	—	—	—	—	45	1
Credit cards	623	4	—	—	—	—
Other retail	—	—	—	—	—	—
Total retail loans	717	9	84	12	548	18
Total	718	$9	97	$13	549	$18

	Nine Months Ended September 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	3	$—	18	$2	24	$102
Commercial real estate	—	—	1	—	—	—
Total commercial loans	3	—	19	2	24	102
Residential mortgages	25	6	29	5	87	13
Home equity loans	24	1	—	—	64	3
Home equity lines of credit	123	14	66	10	277	17
Home equity loans serviced by others	1	—	—	—	11	1
Home equity lines of credit serviced by others	—	—	—	—	6	—
Automobile	111	2	16	—	933	13
Education	—	—	—	—	211	5
Credit cards	2,362	14	—	—	304	—
Other retail	—	—	—	—	58	—
Total retail loans	2,646	37	111	15	1,951	52
Total	2,649	$37	130	$17	1,975	$154

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	6	$1	23	$2	40	$156
Commercial real estate	—	—	1	—	2	31
Total commercial loans	6	1	24	2	42	187
Residential mortgages	32	4	47	6	117	14
Home equity loans	32	3	1	—	106	5
Home equity lines of credit	55	5	147	21	310	21
Home equity loans serviced by others	3	—	—	—	20	1
Home equity lines of credit serviced by others	5	—	1	—	13	—
Automobile	122	2	42	1	893	13
Education	—	—	—	—	296	5
Credit cards	1,776	10	—	—	—	—
Other retail	1	—	—	—	4	—
Total retail loans	2,026	24	238	28	1,759	59
Total	2,032	$25	262	$30	1,801	$246
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
The net change to ALLL resulting from modifications of loans for the three months ended September 30, 2019 and 2018 was $3 million and $1 million, respectively. The net change to ALLL resulting from modifications of loans for the nine months ended September 30, 2019 and 2018 was $7 million and $3 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded $1 million and $2 million of charge-offs resulting from the modification of loans in the three months ended September 30, 2019 and 2018, respectively, and $3 million for the nine months ended September 30, 2019 and 2018.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2019 and 2018. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended September 30, 2018 was $32 million. There were none for the three months ended September 30, 2019. There were $1 million and $52 million of TDRs that defaulted within 12 months of their modification date for commercial loans during the nine months ended September 30, 2019 and 2018, respectively. For retail loans, there were $9 million and $10 million of loans which defaulted within 12 months of their restructuring date for the three months ended September 30, 2019 and 2018, respectively, and there were $28 million and $30 million of loans which defaulted within 12 months of their restructuring date for the nine months ended September 30, 2019 and 2018, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2019 and December 31, 2018, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.

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

	September 30, 2019
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Total
High loan-to-value	$421	$68	$107	$—	$596
Interest-only/negative amortization	1,862	—	—	—	1,862
Low introductory rate	—	—	—	224	224
Multiple characteristics and other	3	—	—	—	3
Total	$2,286	$68	$107	$224	$2,685

	December 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$318	$87	$148	$—	$—	$553
Interest-only/negative amortization	1,794	—	—	—	1	1,795
Low introductory rate	—	—	—	217	—	217
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,113	$87	$148	$217	$1	$2,566

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
The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Residential mortgage loans sold with servicing retained	$6,117	$1,848	$13,265	$3,173
Gain on sales (1)	88	29	180	59
Contractually specified servicing, late and other ancillary fees (1)	53	38	152	69
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

market value of MSRs accounted for under the amortization method. Any changes in fair value during the period for MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, are recorded in mortgage banking fees in the Consolidated Statements of Operations.
The following table summarizes changes in MSRs recorded using the amortization method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Mortgage servicing rights:
Balance as of beginning of period	$203	$217	$221	$201
Amount capitalized	—	11	—	26
Purchases	—	—	—	16
Amortization	(11)	(9)	(29)	(24)
Carrying amount before valuation allowance	192	219	192	219
Valuation allowance for servicing assets:
Balance as of beginning of period	14	—	—	3
Valuation charge-offs (recoveries)	1	—	15	(3)
Balance at end of period	15	—	15	—
Net carrying value of MSRs	$177	$219	$177	$219

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Fair value as of beginning of the period	$531	$—	$600	$—
Acquired MSRs	—	590	—	590
Amounts capitalized	78	29	170	29
Changes in unpaid principal balance during the period (1)	(31)	(12)	(88)	(12)
Changes in fair value during the period (2)	(68)	5	(172)	5
Fair value at end of the period	$510	$612	$510	$612
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For MSRs under the amortization method, key economic assumptions used to estimate the fair value are presented below:

	September 30, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$178	50 bps adverse change	100 bps adverse change	$243	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.6			6.5
Weighted average constant prepayment rate	11.6%	$25	$45	8.5%	$24	$56
Weighted average discount rate	9.3%	3	6	9.3%	5	9

For MSRs under the fair value method, key economic assumptions used to estimate the fair value are presented below:

	September 30, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$510	50 bps adverse change	100 bps adverse change	$600	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	4.8			8.0
Weighted average constant prepayment rate	17.6%	$133	$263	8.2%	$68	$148
Weighted average option adjusted spread	325 bps	9	19	609 bps	13	26

Citizens accounts for derivatives in its mortgage banking operations at fair value on the Consolidated Balance Sheets as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 9 for additional information.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of operating lease cost are presented below:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$42	$123
Short-term lease cost	2	8
Variable lease cost	2	6
Sublease income	(1)	(3)
Total	$45	$134

Operating lease cost is recognized on a straight line basis over the lease term and recorded in occupancy expense on the Consolidated Statements of Operations.
Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	September 30, 2019	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$712	Other assets
Operating lease liabilities	733	Other liabilities

Supplemental information related to the Company’s operating lease arrangements is presented below:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$122
Right-of-use assets in exchange for new operating lease liabilities	91

The weighted average remaining lease term and weighted average discount rate for operating leases is seven years and 3.20%, respectively.
At September 30, 2019, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31:

(in millions)	Operating Leases
2019	$29
2020	162
2021	146
2022	121
2023	96
Thereafter	269
Total lease payments	823
Less: Interest	90
Present value of lease liabilities	$733

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

(in millions)	September 30, 2019	December 31, 2018
LIHTC investment included in other assets	$1,324	$1,236
LIHTC unfunded commitments included in other liabilities	664	673
Lending to special purpose entities included in loans and leases	1,058	613
Renewable energy investments included in other assets	308	319

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
The following table presents information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Tax credits included in income tax expense	$30	$28	$99	$79
Amortization expense included in income tax expense	33	31	105	86
Other tax benefits included in income tax expense	8	7	24	19

No LIHTC investment impairment losses were recognized during the three and nine months ended September 30, 2019 and 2018, respectively.
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the lending facilities had aggregate unpaid principal balances of $1.1 billion and $613 million, respectively, and undrawn commitments to extend credit of $889 million and $584 million, respectively.
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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - BORROWED FUNDS
A summary of the Company’s short-term borrowed funds is presented below:

(in millions)	September 30, 2019	December 31, 2018
Federal funds purchased	$600	$820
Securities sold under agreements to repurchase	267	336
Other short-term borrowed funds	210	161
Total short-term borrowed funds	$1,077	$1,317

Key data related to short-term borrowed funds is presented below:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Weighted-average interest rate at period-end:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.47%	—%	1.47%	—%	1.72%
Other short-term borrowed funds	2.15	2.43	2.15	2.43	2.73
Maximum amount outstanding at any month-end during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$867	$382	$1,499	$1,045	$1,282
Other short-term borrowed funds	338	1,010	511	1,110	1,110
Average amount outstanding during the period:
Federal funds purchased and securities sold under agreements to repurchase(2)	$487	$643	$648	$598	$654
Other short-term borrowed funds	113	748	72	509	467
Weighted-average interest rate during the period:(1)
Federal funds purchased and securities sold under agreements to repurchase	1.19%	0.91%	1.45%	0.76%	0.92%
Other short-term borrowed funds	2.46	2.27	2.58	2.00	2.10

(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s long-term borrowed funds is presented below:

(in millions)	September 30, 2019	December 31, 2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
2.850% fixed-rate senior unsecured notes, due July 2026	496	—
Banking and Other Subsidiaries:
2.500% senior unsecured notes, due March 2019 (1)	—	748
2.450% senior unsecured notes, due December 2019 (1)	749	744
2.250% senior unsecured notes, due March 2020 (1)	699	691
2.678% floating-rate senior unsecured notes, due March 2020 (1) (2)	300	300
2.714% floating-rate senior unsecured notes, due May 2020 (1) (2)	250	250
2.200% senior unsecured notes, due May 2020 (1)	500	499
2.250% senior unsecured notes, due October 2020 (1)	749	738
2.550% senior unsecured notes, due May 2021 (1)	990	964
3.250% senior unsecured notes, due February 2022 (1)	713	—
2.895% floating-rate senior unsecured notes, due February 2022 (1) (2)	299	—
2.954% floating-rate senior unsecured notes, due May 2022 (1) (2)	250	249
2.650% senior unsecured notes, due May 2022 (1)	502	487
3.700% senior unsecured notes, due March 2023 (1)	518	502
3.054% floating-rate senior unsecured notes, due March 2023 (1) (2)	250	249
3.750% senior unsecured notes, due February 2026 (1)	529	—
Federal Home Loan Bank advances, 2.425% weighted average rate, due through 2038	3,007	7,508
Other	17	9
Total long-term borrowed funds	$12,806	$15,925

(1) Issued under CBNA’s Global Bank Note Program.
(2) Rate disclosed reflects the floating rate as of September 30, 2019.

The Parent Company’s long-term borrowed funds as of September 30, 2019 and December 31, 2018 included principal balances of $2.5 billion and $2.0 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($7) million and ($5) million, respectively. The banking and other subsidiaries’ long-term borrowed funds as of September 30, 2019 and December 31, 2018 included principal balances of $10.3 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($15) million and ($14) million, respectively, and hedging basis adjustments of $62 million and ($66) million, respectively. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $8.4 billion and $13.0 billion at September 30, 2019 and December 31, 2018, respectively. The Company’s available FHLB borrowing capacity was $9.3 billion and $4.8 billion at September 30, 2019 and December 31, 2018, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2019, the Company’s unused secured borrowing capacity was approximately $42.8 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of maturities for the Company’s long-term borrowed funds at September 30, 2019 is presented below:

(in millions)	Parent Company	Banking and Other Subsidiaries	Consolidated
Year
2019	$—	$749	$749
2020	—	3,201	3,201
2021	349	3,295	3,644
2022	348	1,771	2,119
2023	—	769	769
2024 and thereafter	1,787	537	2,324
Total	$2,484	$10,322	$12,806

NOTE 9 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, forward commitments to sell to-be-announced mortgage securities (“TBAs”), forward sale contracts and purchase options. During the three months ended September 30, 2019, Citizens executed a last-of-layer hedge utilizing pay-fixed interest rate swap agreements to manage the interest rate exposure on mortgage-backed securities held in its available for sale debt securities. The Company monitors the results of each transaction to ensure that management’s intent is satisfied. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 13 in the Company’s Form 10-Q for the period ended March 31, 2019 and Note 19 in the Company’s 2018 Form 10-K.
The following table presents derivative instruments included on the Consolidated Balance Sheets in derivative assets and derivative liabilities:

	September 30, 2019			December 31, 2018
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$31,596	$—	$3	$12,050	$5	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	140,652	993	172	117,076	301	277
Foreign exchange contracts	12,905	224	195	9,866	129	113
Other contracts	9,382	49	24	3,555	14	25
Total derivatives not designated as hedging instruments		1,266	391		444	415
Gross derivative fair values		1,266	394		449	415
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(122)	(122)		(87)	(87)
Less: Cash collateral applied (2)		(117)	(111)		(45)	(36)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,027	$161		$317	$292
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives portfolio qualifies for hedge accounting treatment. This includes interest rate swaps that are designated as highly effective fair value and cash flow hedging relationships. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, Citizens monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the type of item being hedged. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and then reflects changes in fair value in earnings after termination of the hedge relationship.
Fair Value Hedges
Citizens has outstanding interest rate swap agreements to manage the interest rate exposure on its medium-term borrowings, certain fixed rate residential mortgages and debt securities available for sale. The changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the same income statement line in the Consolidated Statements of Operations.
The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Change in fair value of interest rate swaps hedging borrowed funds	$18	($6)	$122	($32)	Interest expense - borrowed funds
Change in fair value of hedged long-term debt attributable to the risk being hedged	(18)	7	(121)	31	Interest expense - borrowed funds
Change in fair value of interest rate swaps hedging fixed rate loans	(10)	—	(26)	—	Interest and fees on loans and leases
Change in fair value of hedged fixed rate loans attributable to the risk being hedged	10	—	26	—	Interest and fees on loans and leases
Change in fair value of interest rate swaps hedging debt securities available for sale	(13)	—	(13)	—	Interest income - investment securities
Change in fair value of hedged debt securities available for sale attributable to risk being hedged	13	—	13	—	Interest income - investment securities

The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2019
(in millions)	Debt securities available for sale(2)	Residential mortgages	Long-term borrowed funds
Carrying amount of the hedged assets	$19,872	$985	$—
Carrying amount of the hedged liabilities(1)	—	—	5,450
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	13	26	62
(1)The balance reported for long-term borrowed funds includes ($1) million of cumulative hedging adjustments recorded on discontinued fair value hedging relationships.
(2)The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $20 billion as of September 30, 2019) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities. All of these swaps have been deemed as highly effective cash flow hedges. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCI and reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings. During the next 12 months, there are $10 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2019.
During the three and nine months ended September 30, 2019 and 2018, there were no gains or losses reclassified from OCI to current period earnings (other income) associated with the discontinuance of the Company’s cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018(1)	2019	2018(1)
Amount of pre-tax net (losses) gains recognized in OCI	($5)	($35)	$138	($122)
Amount of pre-tax net losses reclassified from OCI into interest income	(22)	(17)	(62)	(36)
Amount of pre-tax net gains reclassified from OCI into interest expense	8	3	9	11
(1) For the three and nine months ended September 30, 2018, the amount of pre-tax net gains (losses) recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income.

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
The Company’s residential loan derivatives (including residential loan commitments and forward sales contracts) are recorded on the Consolidated Balance Sheets at fair value. Citizens also uses derivatives to hedge the risk of changes in the fair value of its residential MSR portfolio. Certain residential MSRs are accounted for at fair value with changes in the fair value influenced primarily by changes in interest rates. Derivatives used to hedge the value of residential MSRs include TBAs, interest rate swaptions, interest rate futures and interest rate swaps.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2019	2018	2019	2018
Economic hedge type:
Customer interest rate contracts	$196	($84)	$850	($363)	Foreign exchange and interest rate products
Customer foreign exchange contracts	(81)	30	(162)	(27)	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(182)	97	(809)	403	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	130	24	224	99	Foreign exchange and interest rate products
Residential loan commitments	6	6	22	6	Mortgage banking fees
Forward sale contracts	29	(13)	24	(15)	Mortgage banking fees
Interest rate derivative contracts used to hedge residential MSRs	92	(3)	208	(3)	Mortgage banking fees
Total	$190	$57	$357	$100

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2018	($200)	($575)	($435)	($1,210)
Other comprehensive loss before reclassifications	(26)	(95)	—	(121)
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	11	(2)	4	13
Net other comprehensive (loss) income	(15)	(97)	4	(108)
Balance at September 30, 2018	($215)	($672)	($431)	($1,318)
Balance at July 1, 2019	($6)	($25)	($457)	($488)
Other comprehensive (loss) income before reclassifications	(4)	42	—	38
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	10	(2)	3	11
Net other comprehensive income	6	39	3	48
Balance at September 30, 2019	$—	$14	($454)	($440)

	As of and for the Nine Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(91)	(427)	—	(518)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	19	(8)	10	21
Net other comprehensive (loss) income	(72)	(436)	10	(498)
Balance at September 30, 2018	($215)	($672)	($431)	($1,318)
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	103	509	—	612
Other-than-temporary impairment not recognized in earnings on debt securities	—	—	—	—
Amounts reclassified to the Consolidated Statements of Operations	40	(10)	9	39
Net other comprehensive income	143	499	9	651
Cumulative effect of change in accounting standards	—	5	—	5
Balance at September 30, 2019	$—	$14	($454)	($440)

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of each component of AOCI and into the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Details about AOCI Components					Affected Line Item in the Consolidated Statements of Operations
Reclassification adjustment for net derivative losses included in net income:	($22)	($17)	($62)	($36)	Interest income
	8	3	9	11	Interest expense
	(14)	(14)	(53)	(25)	Income before income tax expense
	(4)	(3)	(13)	(6)	Income tax expense
	($10)	($11)	($40)	($19)	Net income
Reclassification of net debt securities gains to net income:	$3	$3	$15	$13	Securities gains, net
	(1)	(1)	(2)	(3)	Net debt securities impairment losses recognized in earnings
	2	2	13	10	Income before income tax expense
	—	—	3	2	Income tax expense
	$2	$2	$10	$8	Net income
Reclassification of changes related to the employee benefit plan:	($5)	($5)	($14)	($13)	Other operating expense
	(5)	(5)	(14)	(13)	Income before income tax expense
	(2)	(1)	(5)	(3)	Income tax expense
	($3)	($4)	($9)	($10)	Net income
Total reclassification losses	($11)	($13)	($39)	($21)	Net income

The following table presents the effects on net income of the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net interest income (includes ($14),($14), ($53) and ($25) of AOCI reclassifications, respectively)	$1,145	$1,148	$3,471	$3,360
Provision for credit losses	101	78	283	241
Noninterest income (includes $2, $2, $13 and $10 of AOCI reclassifications, respectively)	493	416	1,383	1,175
Noninterest expense (includes $5, $5, $14 and $13 of AOCI reclassifications, respectively)	973	910	2,861	2,668
Income before income tax expense	564	576	1,710	1,626
Income tax expense (includes ($6), ($4), ($15) and ($7) income tax net expense from reclassification items, respectively)	115	133	369	370
Net income	$449	$443	$1,341	$1,256

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2019			December 31, 2018
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	—	—
Total			1,150,000		$1,133	850,000	$840
(1)Equivalent to $25 per depositary share.
(2)Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.

The following table provides information related to the Company’s preferred stock outstanding as of September 30, 2019:

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 28, 2019, the Company issued $450 million, or 18,000,000 depositary shares, each representing a 1/40th interest in a share of its 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (the “Series E Preferred Stock”). The Company received net proceeds of $437 million after the underwriting discount and other expenses. The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, beginning January 6, 2020, at a rate equal to 5.000% per annum. The Series E Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after January 6, 2025, or in whole but not in part, at any time within the 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends. The Company may not redeem shares of the Series E Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.36	$162	$162	$0.27	$129	$129
Preferred stock
Series A	$27.50	$7	$—	$27.50	$7	$—
Series B	—	—	9	—	—	—
Series C	15.94	5	4	—	—	—
Series D	15.88	5	5	—	—	—
Total preferred stock		$17	$18		$7	$—

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.00	$459	$459	$0.71	$344	$344
Preferred stock
Series A	$55.00	$14	$7	$55.00	$14	$7
Series B	30.00	9	20	—	—	—
Series C	47.81	14	13	—	—	—
Series D	43.57	13	8	—	—	—
Total preferred stock		$50	$48		$14	$7

Treasury Stock
During the nine months ended September 30, 2019, the Company repurchased $820 million, or 23,399,661 shares, of its outstanding common stock, which are held in treasury stock.

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2018 Form 10-K.

(in millions)	September 30, 2019	December 31, 2018
Commitments to extend credit	$70,825	$69,553
Letters of credit	2,148	2,125
Marketing rights	33	37
Risk participation agreements	47	19
Loans sold with recourse	32	5
Total	$73,085	$71,739

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $121 million and $196 million, respectively, at September 30, 2019 and $68 million and $161 million, respectively, at December 31, 2018.
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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value. For these LHFS, the aggregate fair value approximates the aggregate unpaid principal balance. For more information on the election of the fair value option for these assets see Note 19 in the Company’s 2018 Form 10-K.
The following table presents the changes in fair value for assets where the Company has elected the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Residential mortgage loans held for sale, at fair value	($4)	($8)	$5	($7)	Mortgage banking fees
Commercial and commercial real estate loans held for sale, at fair value	—	1	4	1	Other income

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13 in the Company’s Form 10-Q for the three months ended March 31, 2019 and Note 19 in the Company’s 2018 Form 10-K.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$21,377	$—	$21,377	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	120	120	—	—
Total debt securities available for sale	21,502	120	21,382	—
Loans held for sale, at fair value:
Residential loans held for sale	1,824	—	1,824	—
Commercial loans held for sale	169	—	169	—
Total loans held for sale, at fair value	1,993	—	1,993	—
Mortgage servicing rights	510	—	—	510
Derivative assets:
Interest rate contracts	993	—	993	—
Foreign exchange contracts	224	—	224	—
Other contracts	49	—	23	26
Total derivative assets	1,266	—	1,240	26
Equity securities, at fair value:
Money market mutual fund investments	47	47	—	—
Total equity securities, at fair value	47	47	—	—
Total assets	$25,318	$167	$24,615	$536
Derivative liabilities:
Interest rate contracts	$175	$—	$175	$—
Foreign exchange contracts	195	—	195	—
Other contracts	24	—	24	—
Total derivative liabilities	394	—	394	—
Total liabilities	$394	$—	$394	$—

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

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$531	$25	$600	$—
Issuances	78	61	170	104
Settlements (1)	(31)	(64)	(88)	(107)
Changes in fair value during the period recognized in earnings (2)	(68)	4	(172)	11
Transfers from Level 2 to Level 3(3)	—	—	—	18
Ending balance	$510	$26	$510	$26

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(in millions)	Mortgage Servicing Rights	Mortgage Servicing Rights
Beginning balance	$—	$—
Acquired MSRs	590	590
Issuances	29	29
Settlements (1)	(12)	(12)
Change in fair value during the period recognized in earnings (2)	5	5
Ending balance	$612	$612
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

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method and loan impairments for certain loans and leases. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2018 Form 10-K.

The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Impaired collateral-dependent loans	($8)	($3)	($36)	($9)
MSRs	(1)	—	(15)	3

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	September 30, 2019				December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$332	$—	$332	$—	$338	$—	$338	$—
MSRs	178	—	—	178	243	—	—	243

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,319	$3,362	$—	$—	$3,319	$3,362	$—	$—
Equity securities, at cost	734	734	—	—	734	734	—	—
Other loans held for sale	22	22	—	—	—	—	22	22
Loans and leases	117,880	118,961	—	—	332	332	117,548	118,629
Financial liabilities:
Deposits	124,714	124,852	—	—	124,714	124,852	—	—
Federal funds purchased and securities sold under agreements to repurchase	867	867	—	—	867	867	—	—
Other short-term borrowed funds	210	210	—	—	210	210	—	—
Long-term borrowed funds	12,806	12,952	—	—	12,806	12,952	—	—

	December 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$4,165	$4,041	$—	$—	$4,165	$4,041	$—	$—
Equity securities, at cost	834	834	—	—	834	834	—	—
Other loans held for sale	101	101	—	—	—	—	101	101
Loans and leases	116,660	116,627	—	—	338	338	116,322	116,289
Financial liabilities:
Deposits	119,575	119,503	—	—	119,575	119,503	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	—	—	1,156	1,156	—	—
Other short-term borrowed funds	161	161	—	—	161	161	—	—
Long-term borrowed funds	15,925	15,877	—	—	15,925	15,877	—	—

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$102	$25	$127	$105	$26	$131
Card fees	57	10	67	51	10	61
Capital markets fees	—	38	38	—	46	46
Trust and investment services fees	50	—	50	45	—	45
Other banking fees	1	2	3	—	2	2
Total revenue from contracts with customers	$210	$75	$285	$201	$84	$285

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$298	$77	$375	$303	$79	$382
Card fees	162	28	190	154	28	182
Capital markets fees	—	140	140	—	134	134
Trust and investment services fees	150	—	150	128	—	128
Other banking fees	1	7	8	—	7	7
Total revenue from contracts with customers	$611	$252	$863	$585	$248	$833
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $4 million for the three months ended September 30, 2019 and 2018 and $11 million and $12 million for the nine months ended September 30, 2019 and 2018, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Bank-owned life insurance	$14	$14	$41	$42

NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Deposit insurance	$14	$29	$46	$88
Promotional expense	31	36	86	95
Settlements and operating losses	10	11	30	35
Other	72	55	193	160
Other operating expense	$127	$131	$355	$378

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2019	2018	2019	2018
Numerator (basic and diluted):
Net income	$449	$443	$1,341	$1,256
Less: Preferred stock dividends	17	7	50	14
Net income available to common stockholders	$432	$436	$1,291	$1,242
Denominator:
Weighted-average common shares outstanding - basic	445,703,987	475,957,526	454,802,186	482,691,884
Dilutive common shares: share-based awards	1,430,608	1,642,391	1,416,569	1,558,959
Weighted-average common shares outstanding - diluted	447,134,595	477,599,917	456,218,755	484,250,843
Earnings per common share:
Basic	$0.97	$0.92	$2.84	$2.57
Diluted (1)	0.97	0.91	2.83	2.57

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 772 and 359,952 for the three and nine months ended September 30, 2019, respectively. There were no weighted average antidilutive shares for the three and nine months ended September 30, 2018 .
NOTE 17 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on our business operating segments, as well as Other non-segment operations, see Note 25 in the Company’s 2018 Form 10-K.

	As of and for the Three Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$799	$360	($14)	$1,145
Noninterest income	336	133	24	493
Total revenue	1,135	493	10	1,638
Noninterest expense	718	213	42	973
Profit (loss) before provision for credit losses	417	280	(32)	665
Provision for credit losses	83	27	(9)	101
Income (loss) before income tax expense (benefit)	334	253	(23)	564
Income tax expense (benefit)	83	57	(25)	115
Net income	$251	$196	$2	$449
Total average assets	$66,365	$55,614	$40,131	$162,110

	As of and for the Three Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$776	$380	($8)	$1,148
Noninterest income	258	140	18	416
Total revenue	1,034	520	10	1,564
Noninterest expense	686	202	22	910
Profit (loss) before provision for credit losses	348	318	(12)	654
Provision for credit losses	71	14	(7)	78
Income (loss) before income tax expense (benefit)	277	304	(5)	576
Income tax expense (benefit)	70	70	(7)	133
Net income	$207	$234	$2	$443
Total average assets	$62,974	$52,871	$39,779	$155,624

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Nine Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,386	$1,103	($18)	$3,471
Noninterest income	860	432	91	1,383
Total revenue	3,246	1,535	73	4,854
Noninterest expense	2,133	639	89	2,861
Profit (loss) before provision for credit losses	1,113	896	(16)	1,993
Provision for credit losses	228	73	(18)	283
Income before income tax expense (benefit)	885	823	2	1,710
Income tax expense (benefit)	219	184	(34)	369
Net income	$666	$639	$36	$1,341
Total average assets	$65,624	$55,793	$39,927	$161,344

	As of and for the Nine Months Ended September 30, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,268	$1,113	($21)	$3,360
Noninterest income	708	405	62	1,175
Total revenue	2,976	1,518	41	4,535
Noninterest expense	2,000	610	58	2,668
Profit (loss) before provision for credit losses	976	908	(17)	1,867
Provision for credit losses	209	19	13	241
Income (loss) before income tax expense (benefit)	767	889	(30)	1,626
Income tax expense (benefit)	193	203	(26)	370
Net income (loss)	$574	$686	($4)	$1,256
Total average assets	$61,857	$51,820	$39,805	$153,482

There have been no significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 25 in the Company’s 2018 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 12 of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended September 30, 2019 are included below:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
July 1, 2019 - July 31, 2019	10,817,308	$35.43	10,817,308	$891,734,124
August 1, 2019 - August 31, 2019	2,018,648	$35.43	2,018,648	$820,211,810
September 1, 2019 - September 30, 2019	1,276,061	$35.43	1,276,061	$775,000,000
(1) On June 27, 2019, the Company announced that its Board of Directors has authorized share repurchases of CFG common stock of up to $1.275 billion for the four-quarter period ending with the second quarter of 2020. This share repurchase plan allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during the third quarter were executed pursuant to an accelerated share repurchase transaction and open market repurchases, which were completed by September 30, 2019. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

CITIZENS FINANCIAL GROUP, INC.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 8-A, filed January 29, 2019)

3.5 Certificate of Designations of the Registrant with respect to the Series E Preferred Stock, dated October 22, 2019, filed with the Secretary of State of the State of Delaware and effective October 22, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed October 25, 2019)

3.6 Bylaws of the Registrant (as amended and restated on June 20, 2019) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 21, 2019)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.

CITIZENS FINANCIAL GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2019.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)