Form 10-K
period 2019-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2020-02-24
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2019
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
(401) 456-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.350% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	CFG PrD	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E	CFG PrE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $16,145,696,534 (based on the June 30, 2019 closing price of Citizens Financial Group, Inc. common shares of $35.36 as reported on the New York Stock Exchange). There were 427,434,404 shares of Registrant’s common stock ($0.01 par value) outstanding on February 5, 2020.
Documents incorporated by reference

Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2020 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2019.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

2017 Tax Legislation	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act)
ACL	Allowance for Credit Losses
Acquisitions	Refers to acquisitions after second quarter 2018, including Franklin American Mortgage Company, Clarfeld Financial Advisors, LLC and Bowstring Advisors LLC
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CBPA	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens or CFG or the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	The Securities Exchange Act of 1934
FAMC	Franklin American Mortgage Company
FAMC acquisition	The August 1, 2018 acquisition of Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board

Citizens Financial Group, Inc. | 2

FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MSA	Metropolitan Statistical Area
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
peers or peer regional banks	BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp. Includes Truist for the period subsequent to the merger of BB&T and SunTrust
REITs	Real Estate Investment Trusts
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement

Citizens Financial Group, Inc. | 3

SBA	Small Business Administration
SBO	Serviced by Others loan portfolio
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TDR	Troubled Debt Restructuring
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

VaR	Value-at-Risk
VIE	Variable Interest Entities

Citizens Financial Group, Inc. | 4

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

•	The effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	Financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses;

•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks; and

•	Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under Item 1A “Risk Factors”.

Citizens Financial Group, Inc. | 5

PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is the 14th largest retail bank holding company in the United States.(1) Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to more than five million individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through approximately 1,100 branches in 11 states in the New England, Mid-Atlantic and Midwest regions and approximately 135 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2019, we had total assets of $165.7 billion, total deposits of $125.3 billion and total stockholders’ equity of $22.2 billion.
We are a bank holding company incorporated under Delaware state law in 1984 and whose primary federal regulator is the FRB. On January 2, 2019, we consolidated our banking subsidiaries via a merger of CBPA into CBNA in order to streamline governance and enterprise risk management, improve CBNA’s risk profile and gain operational efficiencies. CBNA is our primary subsidiary and sole banking subsidiary, whose primary federal regulator is the OCC.
Business Segments
We manage our business through two reportable business operating segments: Consumer Banking and Commercial Banking. For additional information regarding our business segments see the “Business Operating Segments” section of Item 7 and Note 25 in Item 8. Our activities outside these segments are classified as “Other” and include treasury activities, wholesale funding activities, securities portfolio, community development assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense. The Other classification also includes the financial impact of non-core, liquidating loan portfolios and other non-core assets and liabilities. For a description of non-core assets see the “Allowance for Credit Losses and Nonperforming Assets” section of Item 7.
The following table presents selected financial information for our business operating segments, Other and consolidated:

	For the Year Ended December 31,
	2019				2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,182	$1,466	($34)	$4,614	$3,064	$1,497	($29)	$4,532
Noninterest income	1,156	607	114	1,877	973	545	78	1,596
Total revenue	4,338	2,073	80	6,491	4,037	2,042	49	6,128
Noninterest expense	2,851	858	138	3,847	2,723	813	83	3,619
Net income	875	870	46	1,791	767	927	27	1,721
Total average loans and leases and loans held for sale	$63,396	$54,355	$2,089	$119,840	$60,691	$51,344	$2,446	$114,481
Total average deposits	$84,835	$31,085	$7,381	$123,301	$77,542	$30,704	$7,611	$115,857
Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million, with products and services that include deposit products, mortgage and home equity lending, credit cards, business loans, wealth management and investment services largely across our 11-state traditional banking footprint. We also offer auto loans, education loans, unsecured loans and product financing in addition to select digital deposit products nationwide.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 5,700 branch colleagues, approximately 1,100 branches, including about 290 in-store locations, and approximately 2,700 ATMs. Our network includes approximately 1,325 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
(1) According to SNL Financial as of September 30, 2019. Based on subsequent peer merger activity.

Citizens Financial Group, Inc. | 6

We believe our strong retail deposit market share in our core regions, which have relatively diverse economies and affluent demographics, is a competitive advantage. As of June 30, 2019, we ranked second by retail deposit market share in the New England region and ranked in the top five in nine of our ten principal MSAs.(1)
The following table presents information regarding our competitive position in our principal MSAs:

(dollars in billions)		Total	Total	Deposit
MSA	Total Branches	Deposits	Deposit Rank	Market Share
Boston, MA	202	$22.0	2	13.4%
Philadelphia, PA	169	14.8	4	10.1
Pittsburgh, PA	112	8.2	2	13.7
Providence, RI	93	8.8	1	24.9
Detroit, MI	81	5.5	7	6.5
Cleveland, OH	50	3.9	4	7.9
Manchester, NH	19	2.5	2	27.9
Buffalo, NY	40	1.9	5	8.3
Albany, NY	21	1.9	4	9.8
Rochester, NY	25	1.7	5	9.4
Source: FDIC, June 2019. Principal MSAs determined by total retail branch count. Deposits capped at $500 million per branch. Includes banks, savings banks and thrifts. Excludes “non-retail banks” as defined by SNL Financial. The scope of “non-retail banks” is subject to the discretion of SNL Financial, but typically includes: industrial bank and non-depository trust charters, institutions with more than 20% brokered deposits (of total deposits), institutions with more than 20% credit card loans (of total loans), institutions deemed not to broadly participate in the banking services market and other nonretail competitor banks. Due to deposit cap, Citizens Access® retail deposits excluded from MSA deposits statistics.
Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of over $25 million to more than $3.0 billion and strives to be our clients’ trusted advisor and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndications, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
Commercial Banking is structured along business lines and product groups. The business lines, Corporate Banking and Commercial Real Estate, and the product groups, Corporate Finance & Capital Markets, and Treasury Solutions work in teams to understand client needs and provide comprehensive solutions to meet those needs. We acquire new clients through a coordinated approach to the market, leveraging deep industry knowledge in specialized banking groups and a geographic coverage model.
Corporate Banking serves middle market commercial and industrial clients with annual gross revenues of $25 million to $500 million, and mid-corporate clients with annual revenues of $500 million to more than $3.0 billion in the United States. In several areas, such as Healthcare, Technology, Aerospace and Defense, and Franchise Finance, we offer a more dedicated and tailored approach to better meet the unique needs of these client segments.
Commercial Real Estate provides customized debt capital solutions for middle market operators, institutional developers, investors, and REITs. Commercial Real Estate provides financing for projects primarily in the office, multi-family, industrial, retail, healthcare and hospitality sectors.
The Corporate Finance & Capital Markets serves clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to middle market and mid-corporate clients, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within debt capital markets to advise our clients. Corporate Finance also provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors, services meeting the unique and time-sensitive needs of private equity firms, management companies and funds, and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites multi-bank syndicated credit facilities targeting middle market, mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structures, including advising on and facilitating mergers and acquisitions, valuations, tender offers, financial restructurings, asset sales,
(1) According to SNL Financial.

Citizens Financial Group, Inc. | 7

divestitures and other corporate reorganizations and business combinations. Global Markets provides foreign exchange, interest rate and commodities risk management services.
The Treasury Solutions product group supports Commercial Banking and certain small business clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management as well as commercial credit cards and trade finance.
Business Strategy
Our mission is to help each of our customers, colleagues and communities reach their potential, and our vision is to become a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement, and excellent capabilities. We strive to understand customers and targeted client needs, so we can tailor advice and solutions to help make them more successful. Our business strategy is designed to maximize the full potential of our businesses, drive sustainable growth, and enhance profitability. Our success rests on our ability to distinguish ourselves as follows:
Maintain a high-performing, customer-centric organization: To accomplish this, we continually strive to enhance our “customer-first” culture in order to deliver the best possible banking experience. Recently, we launched a new company-wide branding campaign ‘Made Ready,’ which is centered around our focus on delivering personalized and distinctive experiences. For colleagues, we are taking talent management to the next level, with a goal of attracting, developing and retaining great people, while ensuring strong leadership, teamwork, and a sense of empowerment, accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: We have focused on certain customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers, and small business customers. In Commercial Banking, we focus on serving customers in the middle market, mid-corporate, and certain industry vertical areas. By developing differentiated and targeted value propositions, we believe we can attract new customers, deepen relationships with existing customers, and deliver an enhanced customer experience.
Build excellent capabilities designed to help us stand out from competitors: Across our businesses we strive to deliver seamless, multi-channel experiences that allow customers to interact with us when, where and how they choose. We continue to build out enhanced data analytics and capabilities to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and business customers throughout their lifecycles. We are also focused on expanding our digital capabilities and related strategies in order to satisfy rapidly changing customer preferences.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in each subsequent year. The programs are designed to improve the effectiveness, efficiency, and competitiveness of the franchise. In the second half of 2019, we launched the sixth TOP program, which is a multi-year program consisting of traditional TOP initiatives (similar in nature to prior programs), and a Transformation Program designed to redefine how we operate across the organization and deliver for customers and colleagues.
Prudently grow and optimize our balance sheet: We operate with a strong balance sheet with regard to capital, liquidity and funding, coupled with a well-defined and prudent risk appetite. We continue to focus on thoughtfully growing our balance sheet and strive to generate attractive risk-adjusted returns by actively managing capital and resource allocation decisions through balance sheet optimization initiatives. Our goal is to be good stewards of our resources, and we continue to rigorously evaluate our execution.
Modernize our technology and operational models to improve delivery, organizational agility and speed to market: We are continuing to modernize our technology and operating models to improve our speed-to-market, deliver innovative products and services, strengthen collaboration across teams, and meet financial objectives. We will also continue to engage in FinTech partnerships that help deliver differentiated value-added digital experiences for customers.
Embed risk management within our culture and operations: Given that the quality of our risk management program directly affects our ability to execute our strategy we continue to work to further strengthen our risk management culture. Moreover, we are committed to continuously enhancing our processes and talent, and to making improvements in the platform including ongoing investments in risk technology and frameworks. These actions are designed to support and bolster our risk management capabilities and regulatory profile.

Citizens Financial Group, Inc. | 8

Competition
The financial services industry is highly competitive. Our branch footprint is in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve national markets. Within these markets we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of products, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.
In Consumer Banking, the industry has become increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted through telephone, online and mobile channels. In addition, technology has lowered barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial products and services. The emergence of digital-only banking models has increased and we expect this trend to continue. Given their lower cost structure, these models are often, on average, able to offer higher rates on deposit products than retail banking institutions with a traditional branch footprint. The primary factors driving competition for loans and deposits are interest rates, fees charged, tailored value propositions to different customer segments, customer service levels, convenience, including branch locations and hours of operation, and the range of products and services offered.
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies and other non-bank lenders, and institutional investors including CLO managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, deposit insurance, customer privacy and cybersecurity, capital adequacy and planning, liquidity, safety and soundness, consumer protection and disclosure, permissible activities and investments, and certain transactions with affiliates. These laws and regulations are intended primarily for the protection of depositors, the Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
We and our subsidiaries are subject to examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. We have periodically received requests for information from regulatory authorities at the federal and state level, including from banking, securities and insurance regulators, state attorneys general, federal agencies or law enforcement authorities, and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see Item 1A “Risk Factors.” For additional information regarding regulatory and supervisory matters, see Note 24 in Item 8.
Overview
We are a bank holding company under the Bank Holding Company Act. We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our

Citizens Financial Group, Inc. | 9

consolidated organization, and the SEC serves as the primary regulator of our broker-dealer and investment advisory subsidiaries and directly regulates the activities of those subsidiaries, with the FRB exercising a supervisory role.
The federal banking regulators have authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. These banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Federal law governs the activities in which CBNA engages, including the investments it makes and the aggregate amount of available credit that it may grant to one borrower. Various consumer and compliance laws and regulations also affect its operations. The actions the FRB takes to implement monetary policy also affect CBNA.
In addition, CBNA is subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to regulate the offering and provision of consumer financial products by depository institutions, such as CBNA, with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act.
Tailoring of Prudential Requirements
In October 2019, the FRB and the other federal banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”) amendments to the Dodd-Frank Act (“Tailoring Rules”). The Tailoring Rules assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators:
i.cross-jurisdictional activity,
ii.weighted short-term wholesale funding (“wSTWF”),
iii.non-bank assets,
iv.off-balance sheet exposure, and
v.status as a U.S. globally systematically important bank.
Under the Tailoring Rules, we are subject to “Category IV standards,” which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Accordingly, Category IV firms, such as us,

i.	are no longer subject to any LCR requirement (or in certain cases, are subject to reduced requirements),
ii.remain not subject to advanced approaches capital requirements,

iii.	remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income in regulatory capital,
iv.remain not subject to the supplementary leverage ratio,
v.remain not subject to the countercyclical capital buffer,
vi.are no longer subject to company-run stress testing requirements,
vii.became subject to supervisory stress testing on a biennial instead of annual basis,
viii.remain subject to requirements to develop and maintain a capital plan on an annual basis, and
ix.remain subject to certain liquidity risk management and risk committee requirements.
We discuss other elements of the Tailoring Rules where relevant below. The liquidity requirements are described below under “—Liquidity Requirements,” and their stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements.” In addition, the resolution planning requirements implemented by the FRB and FDIC are described below under “—Resolution Planning.”
Many of the provisions of the EGRRCPA and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The ultimate effects of EGRRCPA and the Tailoring Rules on us and our activities will be subject to any additional rule making issued by the FRB and other federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes

Citizens Financial Group, Inc. | 10

in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
Financial Holding Company Regulation
The Bank Holding Company Act generally restricts bank holding companies from engaging in business activities other than banking, managing or controlling banks, furnishing services to or performing services for subsidiaries and activities that the FRB has determined to be closely related to banking. For so long as they continue to meet the eligibility requirements for financial holding company status, financial holding companies may engage in a broader range of activities, including securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in coordination with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. In addition, a financial holding company may conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.
As noted above, we currently have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and all of its insured depository institution subsidiaries must remain well capitalized and well managed (as described below under “Federal Deposit Insurance Act”), and maintain a CRA rating of at least “Satisfactory” (see “Community Reinvestment Act Requirements” below). If a financial holding company ceases to meet the capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company, may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith, and may result in the bank holding company losing financial holding company status. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, which period may be extended, the FRB may require the financial holding company to divest its subsidiary depository institutions or to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. If any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company would be subject to restrictions on certain new activities and acquisitions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
Capital
The U.S. Basel III rules apply to us. These rules establish risk-based and leverage capital requirements. The risk-based requirements are based on a banking organization’s risk-weighted assets, also known as RWA, which reflect the organization’s on- and off-balance sheet exposures, subject to risk weights. The leverage requirements are based on a banking organization’s average consolidated on-balance sheet assets. For more detail on our regulatory capital, see the “Capital and Regulatory Matters” section of Item 7.
We calculate RWA using the standardized approach and have made the one-time election to opt-out of AOCI. As a result, we are not required to recognize in regulatory capital the impacts of net unrealized gains and losses included within AOCI for debt securities that are available for sale or held to maturity, accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets.
Under the U.S. Basel III rules, the minimum capital ratios are:
•4.5% CET1 capital to risk-weighted assets;
•6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;
•8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and

Citizens Financial Group, Inc. | 11

•	4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).

The U.S. Basel III rules also impose a capital conservation buffer (“CCB”) of 2.5% on top of each of the three minimum risk-weighted asset ratios listed above. Banking institutions that fail to meet the effective minimum ratios with the CCB taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income”, defined as four quarter trailing net income, net of distributions and tax effects not reflected in net income. For more details, see the “Capital and Regulatory Matters” section of Item 7.
In April 2018, the FRB issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. Details of this proposal are discussed under “—Capital Planning and Stress Testing Requirements” below. Although the proposal, if adopted, would change the way in which the minimum capital ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
We are also subject to the FRB's risk-based capital requirements for market risk. See the “Market Risk” section of Item 7.
In July 2019, the FRB and the other federal banking regulators issued a final rule to simplify regulatory capital treatment for MSRs, certain DTAs and significant investments in the capital of unconsolidated financial institutions, pursuant to EGRRCPA. Effective for us on April 1, 2020, the final rule will change the individual CET1 deduction threshold for these assets from 10% to 25%, eliminate the aggregate deduction threshold for these assets of 15%, assign a 250% risk weight for any MSRs or DTAs not deducted from CET1 capital, and assign an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.
Liquidity Requirements
The Federal banking regulators have adopted the Basel III-based U.S. LCR rule, which is a quantitative liquidity metric designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. As noted above, under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including us, are no longer subject to any LCR requirement.
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations. Under the 2016 proposal, bank holding companies with $50 billion or more in total consolidated assets but that are not advanced approaches bank holding companies, including us, would have been subject to a modified, less stringent NSFR requirement. Although the NSFR has not been finalized, it is expected that the framework for applying any finalized NSFR will be consistent with the approach for the LCR requirement under the Tailoring Rules.
Finally, per the liquidity rules included in the FRB’s enhanced prudential standards adopted pursuant to Section 165 of the Dodd-Frank Act (referred to above under “—Tailoring of Prudential Requirements”), we are also required to maintain a buffer of highly liquid assets based on projected funding needs for 30 days. Under the Tailoring Rules, the liquidity buffer requirements continue to apply to Category IV firms, such as us, and remain subject to liquidity risk management requirements. However, these requirements are now tailored such that we required to:
i.calculate collateral positions monthly, as opposed to weekly;
ii.establish a more limited set of liquidity risk limits than was previously required; and
iii.monitor fewer elements of intraday liquidity risk exposures than were previously monitored.
We are also now subject to liquidity stress testing quarterly, rather than monthly, and are required to report liquidity data on a monthly basis.
     Capital Planning and Stress Testing Requirements
Under the final Tailoring Rules implementing the EGRRCPA, Category IV firms with $100 billion to $250 billion in total assets, including us, are no longer required to conduct and publicly disclose results of the company-run stress tests and are subject to supervisory stress testing on a two-year rather than an annual basis. Category IV firms continue to be subject to the requirement to submit an annual capital plan that must be reviewed and approved

Citizens Financial Group, Inc. | 12

by the firm’s Board of Directors (or one of its committees) at least annually, as well as FR Y-14 reporting requirements. In connection with the final Tailoring Rules, the FRB noted that it intends to propose changes to the capital plan rule, including providing firms subject to Category IV standards additional flexibility to develop their annual plans.
In February 2019, the FRB provided relief to a number of BHCs with assets between $100 billion and $250 billion in assets, including us, from certain regulatory requirements related to supervisory stress testing and company-run stress testing, and related disclosure requirements for the 2019 stress test cycle. As a result, we were not required to participate in the supervisory stress test or CCAR, conduct company-run stress tests, or submit a capital plan to the FRB for 2019. As required, we submitted our planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020 to the FRB. Consistent with the FRB authorization, our planned capital actions for the four quarters ending June 30, 2020 are largely based on the results for our 2018 supervisory stress test, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan. We are required to submit a capital plan to the FRB on or before April 5, 2020.
As noted above, the FRB’s April 2018 proposal to create a single, integrated capital requirement by combining the quantitative assessment of CCAR with the CCB requirement would, if adopted, replace the current static 2.5% CCB with a firm-specific stress capital buffer (“SCB”) requirement. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s supervisory stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer (“SLB”) requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would eliminate the quantitative objection provisions of CCAR but would require a bank holding company to reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the bank holding company’s own baseline scenario projections. The FRB is reconsidering several aspects of the SCB proposal, including the four-quarter dividend add-on, the SLB requirement, year-to-year volatility and alignment with the two-year supervisory stress testing cycle for Category IV bank holding companies. As is currently the case, under the proposal, a bank holding company subject to CCAR would generally not be permitted to exceed the capital distributions reflected in its capital plan either on a gross basis or net of capital issuances without prior approval of the FRB.
Resolution Planning
Under Section 165 of the Dodd-Frank Act, as amended by EGRRCPA, certain bank holding companies must submit a periodic resolution plan to the FRB and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. We submitted our most recent resolution plan to the FRB and FDIC in December 2016. However, in October 2019, in connection with the release of the Tailoring Rules, the FRB and FDIC issued final rules which adjusted the scope and applicability of the agencies’ resolution planning requirements. Under these new rules, Category IV bank holding companies, such as us, are no longer required to submit resolution plans.
The FDIC has separately implemented a resolution planning rule that currently requires insured depository institutions of $50 billion or more in total assets, such as CBNA, to periodically submit a resolution plan. In April 2019, the FDIC released an advance notice of proposed rulemaking regarding potential changes to its resolution planning requirements for insured depository institutions, such as CBNA, and the next round of insured depository institution resolution plan submissions will not be required until the rulemaking process is complete. CBNA submitted its most recent resolution plan to the FDIC in July 2018.
Standards for Safety and Soundness
The FDIA requires the FRB, OCC and FDIC to prescribe operational and managerial standards for all insured depository institutions, including CBNA. The agencies have adopted regulations and interagency guidelines that set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If, after being notified to submit a compliance plan, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “Federal Deposit Insurance Act” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Citizens Financial Group, Inc. | 13

Federal Deposit Insurance Act
The FDIA requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, as described above in “Capital.” The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category depends upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized, with the actions becoming more restrictive and punitive the lower the institution’s capital category. Under existing rules, an institution that is not an advanced approaches institution is deemed to be “well capitalized” if it has a CET1 ratio of at least 6.5%, a tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and a tier 1 leverage ratio of at least 5%.
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. As of December 31, 2019, the Parent Company and CBNA were well-capitalized.
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
Deposit Insurance
The FDIA requires CBNA to pay deposit insurance assessments. FDIC assessment rates for large institutions are calculated based on one of two scorecards. One for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings and forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale.
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the Deposit Insurance Fund (“DIF”). The FDIA established a minimum reserve ratio of the DIF of 1.15% prior to September 2020 and 1.35% thereafter. As of September 30, 2019, the reserve ratio of the DIF reached 1.41%.
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
Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net

Citizens Financial Group, Inc. | 14

income combined with the retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal bank regulatory agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.
Support of Subsidiary Bank
Under Section 616 of the Dodd-Frank Act, which codifies the FRB’s long-standing “source of strength” doctrine, the Parent Company must serve as a source of financial and managerial strength for our depository institution subsidiary. The statute defines “source of financial strength” as the ability to provide financial assistance in the event of the financial distress at the insured depository institution. The FRB may require that the Parent Company provide such support at times even when the Parent Company may not have the financial resources to do so, or when doing so may not serve our interests or those of our shareholders or creditors. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and related FRB rules, including Regulation W, restrict CBNA from extending credit to, or engaging in certain other transactions with, the Parent Company and its non-bank subsidiaries. These restrictions place limits on certain specified “covered transactions” between bank subsidiaries and their affiliates, which must be limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The FRB enforces these restrictions and we are audited for compliance.
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
Pursuant to FRB Regulation O, we are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. In general, such extensions of credit may not exceed certain dollar limitations, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of our Board.

Citizens Financial Group, Inc. | 15

Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act, both subject to certain limited exceptions. The statutory provision is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule, jointly issued by the FRB, OCC, FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”), require that large bank holding companies design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Maintenance and monitoring of the required compliance program requires the expenditure of resources and management attention. In October 2019, the FRB, OCC, FDIC, CFTC and SEC issued final rules that tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and clarify and amend certain definitions, requirements and exemptions. These regulators have also stated their intention to engage in further rulemaking with respect to the implementing regulations relating to covered funds, including potential changes to the definition of “covered fund” and prohibitions on certain covered transactions.
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
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and standards that are more stringent than those adopted at the federal level and in certain circumstances, allows state attorneys general to enforce compliance with both the state and federal laws and regulations. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers’ accessing internet-based services of the financial institution. Further, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see Item 1A “Risk Factors.”
In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to

Citizens Financial Group, Inc. | 16

reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards:
i.cyber risk governance;
ii.cyber risk management;
iii.internal dependency management;
iv.external dependency management; and
v.incident response, cyber resilience, and situational awareness.
We will continue to monitor any developments related to this proposed rulemaking.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted laws and regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, gives new rights to California residents to require certain businesses to disclose or delete their personal information. In addition, many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate.
Community Reinvestment Act Requirements
The CRA requires banking regulators to evaluate the Parent Company and CBNA in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s assessment of the institution’s record is made available to the public. These evaluations are also considered in evaluating mergers, acquisitions and applications to open a branch or facility and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of at least “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. CBNA received a rating of “outstanding” in our most recent CRA evaluation.
In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to clarify which activities qualify for CRA credit, update where activities count for CRA credit, create a more transparent and objective method for measuring CRA performance and provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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

i.
the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk;

ii.	the arrangements should be compatible with effective controls and risk management; and

iii.	the arrangements should be supported by strong corporate governance.
The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings.

Citizens Financial Group, Inc. | 17

The U.S. financial regulators, including the FRB, the OCC and the SEC, jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of the Dodd-Frank Act. These regulations have not been finalized.
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
The USA PATRIOT Act also provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including requiring standards for verifying customer identification at account opening, promulgating rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, requiring reports by non-financial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) for transactions exceeding $10,000 and mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
FinCEN drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation. FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements:

i.
restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and

ii.
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

Citizens Financial Group, Inc. | 18

Regulation of Broker-Dealers
Our subsidiary CCMI is a registered broker-dealer with the SEC and subject to regulation and examination by the SEC as well as FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
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
 Employees
As of December 31, 2019, we had approximately 18,000 full-time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As we are a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, regulatory and legal risk and strategic and reputational risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Risk Governance” section in Item 7.
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
Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, and our success rests on our ability to maintain a high-performing, customer-centric organization; develop differentiated value propositions to acquire, deepen, and retain core customer segments;

Citizens Financial Group, Inc. | 19

build excellent capabilities designed to help us stand out from our competitors; operate with financial discipline and a mindset of continuous improvement to self-fund investments; prudently grow and optimize our balance sheet; modernize our technology and operational models to improve delivery, organizational agility and speed to market; and embed risk management within our culture and our operations. Our future success and the value of our stock will depend, in part, on our ability to effectively implement our business strategy. There are risks and uncertainties, many of which are not within our control, associated with each element of our strategy. If we are not able to successfully execute our business strategy, we may never achieve our financial performance goals and any shortfall may be material. See the “Business Strategy” section in Item 1 for further information.
Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.
Our operations are subject to extensive regulation, supervision and examination by the federal banking agencies (the FRB, the OCC and the FDIC), as well as the CFPB. As part of the supervisory and examination process, if we are unsuccessful in meeting the supervisory requirements and expectations that apply to us, regulatory agencies may from time to time take supervisory actions against us that may not be publicly disclosed. Such actions may include restrictions on our activities or the activities of our subsidiaries, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties, which could increase our costs and limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations. See the “Regulation and Supervision” section in Item 1 for further information.
Changes in interest rates may have an adverse effect on our profitability.
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will likely continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, loan volume and delinquency, and the value of our mortgage servicing rights. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
We cannot control or predict with certainty changes in interest rates. Global, national, regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, as further discussed under the “Risk Governance” section in Item 7, changes in interest rates still may have an adverse effect on our profitability.
If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
Changes in the method pursuant to which the LIBOR and other benchmark rates are calculated and their potential discontinuance could adversely impact our business operations and financial results.
Many of our lending products, securities, derivatives, and other financial transactions utilize a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), to determine the applicable interest rate or payment amount. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR cannot and will not be guaranteed after 2021. In late 2018,

Citizens Financial Group, Inc. | 20

we formed a LIBOR Transition Program designed to guide the organization through the potential discontinuation of LIBOR.
The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. The transition to using a new rate could also expose us to risks associated with disputes with customers and other market participants in connection with interpreting and implementing LIBOR fallback provisions.
Various regulators, industry bodies and other market participants in the U.S. and other countries are engaged in initiatives to develop, introduce and encourage the use of alternative rates to replace certain benchmarks. Despite progress made to date by regulators and industry participants, such as us, to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether replacement benchmark rates may become accepted alternatives to LIBOR for different types of transactions and financial instruments, how the terms of any transaction or financial instrument may be adjusted to account for differences between LIBOR and any alternative rate selected, how any replacement would be implemented across the industry, and the effect any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
We could fail to attract, retain or motivate highly skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
A cornerstone of our strategic plan involves the hiring of highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors. The marketplace for skilled personnel is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or replace a sufficient number of appropriately skilled and key personnel could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
Limitations on the manner in which regulated financial institutions, such as us, can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Section 956 of the Dodd-Frank Act, may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.
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

Citizens Financial Group, Inc. | 21

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
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers, as discussed in more detail under the “Risk Governance” and “Market Risk” sections in Item 7. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system. If any of the foregoing were to occur, it may result in an increase in the level of nonperforming loans and a higher risk exposure for us, which could have a material adverse effect on us.

Citizens Financial Group, Inc. | 22

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”), that, effective January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of CECL, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. We adopted the standard on January 1, 2020, and elected to phase in the impact of the standard over a three-year period. The standard could introduce heightened volatility in provision for credit losses, given uncertainty in the accuracy of macroeconomic forecasts over longer time horizons, variances in the rate and composition of loan growth, changes in overall loan portfolio size and mix. As a result, following adoption, it is possible that our ongoing reported earnings and lending activity could be negatively impacted. For more information regarding CECL, see Note 1 in Item 8.
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

Citizens Financial Group, Inc. | 23

The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the ALLL or the recognition of further loan charge-offs, based on judgments that can differ from those of our own management. In addition, if charge-offs in future periods exceed the ALLL—that is, if the ALLL is inadequate—we will need additional loan and lease loss provisions to increase the ALLL. Should such additional provisions become necessary, they would result in a decrease in net income and capital and may have a material adverse effect on us. For more information regarding our use of estimates in preparation of financial statements, see Note 1 in Item 8 and the “Critical Accounting Estimates” section in Item 7.
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

Citizens Financial Group, Inc. | 24

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.
Information security risks for large financial institutions such as us have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the confidential, and/or proprietary information of CFG, our customers, our vendors, our counterparties, or our employees. We are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful. We have implemented certain technology protections such as Customer Profiling and Set-Up Authentication to be in compliance with the FFIEC Authentication in Internet Banking Environment (“AIBE”) guidelines.
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
The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These actors may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems. In the event that a cyber-attack is successful, our business, financial condition or results of operations may be adversely affected. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Regulation and Supervision” section of Item 1.
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

Citizens Financial Group, Inc. | 25

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
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) unaffiliated third parties operate data communications networks on which certain components and services relating to our online banking system rely, (ii) third parties host or maintain many of our applications, including our Commercial Loan System, which is hosted and maintained by Automated Financial Systems, Inc., (iii) Fidelity National Information Services, Inc. maintains our core deposits system, and (iv) IBM Corporation provides us with a wide range of information technology support services, including end user, data center, mainframe, storage and database services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
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
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions could require us to charge off a higher percentage of loans and increase the provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations. For example, our business was significantly affected by the global economic and financial crisis that began in 2008. The falling home prices, increased rate of foreclosure and high levels of unemployment in the United States triggered significant write-downs by us and other financial institutions. These write-downs adversely impacted our financial results in material respects. Although the U.S. economy has

Citizens Financial Group, Inc. | 26

made a significant recovery, an interruption or reversal of this recovery would adversely affect the financial services industry and banking sector.
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
With respect to non-banking financial institutions, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. As a result of these and other sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
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

Citizens Financial Group, Inc. | 27

We are a bank holding company that has elected to become a financial holding company pursuant to the Bank Holding Company Act. Financial holding companies are allowed to engage in certain financial activities in which a bank holding company is not otherwise permitted to engage. However, to maintain financial holding company status, a bank holding company (and all of its depository institution subsidiaries) must be “well capitalized” and “well managed.” If a bank holding company ceases to meet these capital and management requirements, there are many penalties it would be faced with, including the FRB may impose limitations or conditions on the conduct of its activities, and it may not undertake any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If a company does not return to compliance within 180 days, which period may be extended, the FRB may require divestiture of that company’s depository institutions. To the extent we do not meet the requirements to be a financial holding company in the future, there could be a material adverse effect on our business, financial condition and results of operations.
We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.
From time to time, bank regulatory agencies take supervisory actions that restrict or limit a financial institution’s activities and lead it to raise capital or subject it to other requirements. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. In addition, as part of our regular examination process, our regulators may advise us to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters.
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
While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent months, there are other rules to implement changes that have yet to be proposed or enacted by our regulators.  The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. For more information on the regulations to which we are subject and

Citizens Financial Group, Inc. | 28

recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are subject to several capital adequacy and liquidity standards. To the extent that we are unable to meet these standards, our ability to make distributions of capital will be limited and we may be subject to additional supervisory actions and limitations on our activities. See “Regulation and Supervision” in Item 1 and the “Capital and Regulatory Requirements” and “Liquidity” sections in Item 7, for further discussion of the regulations to which we are subject.
The Parent Company could be required to act as a “source of strength” to CBNA, which would have a material adverse effect on our business, financial condition and results of operations.
FRB policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the FRB at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of CFG or our stockholders or creditors, and may include one or more of the following:

•
The Parent Company may be compelled to contribute capital to CBNA, including by engaging in a public offering to raise such capital. Furthermore, any extensions of credit from the Parent Company to CBNA that are included in CBNA’s capital would be subordinate in right of payment to depositors and certain other indebtedness of CBNA.

•
In the event of a bank holding company’s bankruptcy, any commitment that the bank holding company had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

•	In the event of impairment of the capital stock of CBNA, the Parent Company, as CBNA’s stockholder, could be required to pay such deficiency.
The Parent Company depends on CBNA for most of its revenue, and restrictions on dividends and other distributions by CBNA could affect its liquidity and ability to fulfill our obligations.
As a bank holding company, the Parent Company is a separate and distinct legal entity from CBNA, our banking subsidiary. The Parent Company typically receives substantially all of our revenue from dividends from CBNA. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that CBNA may pay to the Parent Company. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA is unable to pay dividends to the Parent Company, it may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from CBNA could have a material adverse effect on our business, financial condition and results of operations. See the “Supervision and Regulation” section in Item 1 and the “Capital and Regulatory Matters” section in Item 7.
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
In regulatory actions, such as those referred to above, it is inherently difficult to determine whether any loss is probable or whether it is possible to reasonably estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. The Parent Company may be required to make significant restitution payments to CBNA customers arising from certain compliance issues and also may be required to pay civil money penalties in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses, which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties.

Citizens Financial Group, Inc. | 29

Adverse regulatory actions could have a material adverse effect on our business, financial condition and results of operations.
We are and may be subject to litigation that may have a material impact on our business.
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices and mis-selling of certain products. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we may be involved, see Note 18 in Item 8.
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

Citizens Financial Group, Inc. | 30

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.
We may not repurchase shares or pay cash dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are required to submit periodic capital plans to the FRB for review, or otherwise obtain FRB authorization, before we can take certain capital actions, including repurchasing shares, declaring and paying dividends, or repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to repurchase shares and declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See the “Regulation and Supervision” section in Item 1, for further discussion of the regulations to which we are subject.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease seven operations centers in Boston and Medford, Massachusetts; Pittsburgh, Pennsylvania; Warwick, Rhode Island; Franklin, Tennessee; Irving, Texas and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2019, our subsidiaries owned and operated a total of 40 facilities and leased an additional 1,247  facilities. We believe our current facilities are adequate to meet our needs. See Note 6 and Note 8 of Item 8 for more information regarding our premises and equipment, and leases, respectively.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 18 in Item 8 and is incorporated herein by reference.

Citizens Financial Group, Inc. | 31

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 5, 2020, our common stock was owned by two holders of record (including Cede & Co.) and approximately 195,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.
The following graph compares the cumulative total stockholder returns for our performance during the five-year period ended December 31, 2019 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money center and regional banks and thrifts; and a group of other banks that constitute our peer regional banks (i.e., BB&T, Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, SunTrust and U.S. Bancorp. Includes Truist for the period subsequent to the merger of BB&T and SunTrust). The graph assumes a $100 investment at the closing price on December 31, 2014 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.

Citizens Financial Group, Inc. | 32

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

	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015	12/31/2014
CFG	$183	$129	$178	$149	$107	$100
S&P 500 Index	174	132	138	113	101	100
KBW BKX Index	172	126	153	129	100	100
Peer Regional Bank Average(1)	$169	$127	$152	$131	$100	$100
(1) The Peer Regional Bank Average includes the impact of BB&T and SunTrust through December 6, 2019 which were replaced by the newly formed Truist Financial Corp. on December 9, 2019.
Issuer Purchase of Equity Securities

Details of the repurchases of our common stock during the fourth quarter 2019 are included in the following table:

Period	Total Number of Shares Repurchased(1)	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs(1)
October 1, 2019 - October 31, 2019	9,199,134	$36.68	9,199,134	$437,606,122
November 1, 2019 - November 30, 2019	—	$—	—	$437,606,122
December 1, 2019 - December 31, 2019	1,706,973	$36.68	1,706,973	$375,000,000
(1) On June 27, 2019, we announced that our Board of Directors had authorized share repurchases of CFG common stock of up to $1.275 billion for the four-quarter period ending with the second quarter of 2020. This share repurchase plan allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. All shares repurchased by us during the fourth quarter were executed pursuant to an accelerated share repurchase transaction, which was completed by December 31, 2019. The timing and exact amount of future share repurchases will be subject to various factors, including our capital position, financial performance and market conditions.

Citizens Financial Group, Inc. | 33

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statements of Operations data for the years ended December 31, 2019, 2018 and 2017 and the selected Consolidated Balance Sheet data as of December 31, 2019 and 2018 are derived from our audited Consolidated Financial Statements in Item 8. We derived the selected Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015 and the selected Consolidated Balance Sheet data as of December 31, 2017, 2016, and 2015 from our prior audited Consolidated Financial Statements. Our historical results are not necessarily indicative of the results expected for any future period.
The following selected consolidated financial data should be read in conjunction with Item 7 and our audited Consolidated Financial Statements and Notes in Item 8.

	For the Year Ended December 31,
(in millions, except per-share and ratio data)	2019	2018	2017	2016	2015
OPERATING DATA:
Net interest income	$4,614	$4,532	$4,173	$3,758	$3,402
Noninterest income	1,877	1,596	1,534	1,497	1,422
Total revenue	6,491	6,128	5,707	5,255	4,824
Provision for credit losses	393	326	321	369	302
Noninterest expense	3,847	3,619	3,474	3,352	3,259
Income before income tax expense	2,251	2,183	1,912	1,534	1,263
Income tax expense(1)	460	462	260	489	423
Net income	1,791	1,721	1,652	1,045	840
Net income available to common stockholders	1,718	1,692	1,638	1,031	833
Net income per average common share - basic	3.82	3.54	3.26	1.97	1.55
Net income per average common share - diluted	3.81	3.52	3.25	1.97	1.55
Dividends declared and paid per common share	1.36	0.98	0.64	0.46	0.40
OTHER OPERATING DATA:
Return on average common equity(2)	8.45%	8.62%	8.35%	5.23%	4.30%
Return on average tangible common equity(2)	12.64	12.94	12.35	7.74	6.45
Return on average total assets(2)	1.10	1.11	1.10	0.73	0.62
Return on average total tangible assets(2)	1.15	1.16	1.15	0.76	0.65
Efficiency ratio(2)	59.28	59.06	60.87	63.80	67.56
Operating leverage(2)(3)	(0.39)	3.19	4.98	6.08	0.81
Net interest margin, FTE(4)	3.16	3.22	3.06	2.90	2.79
Effective income tax rate(1)	20.43	21.16	13.62	31.88	33.52
Dividend payout ratio	36	28	20	23	26
Average equity to average assets ratio	13.27	13.02	13.25	13.93	14.46
(1) On December 22, 2017 President Trump signed the 2017 Tax Legislation which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.
(2) See the “Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures” section in Item 7 for definitions of our key performance metrics.
(3) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2015 calculation, 2014 total revenue was $5.0 billion and noninterest expense was $3.4 billion.
(4) Net interest margin is presented on an FTE basis using the federal statutory tax rate.

Citizens Financial Group, Inc. | 34

	As of December 31,
(in millions, except ratio data)	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$165,733	$160,518	$152,336	$149,520	$138,208
Loans held for sale, at fair value	1,946	1,219	497	583	325
Other loans held for sale	1,384	101	221	42	40
Loans and leases	119,088	116,660	110,617	107,669	99,042
Allowance for loan and lease losses	(1,252)	(1,242)	(1,236)	(1,236)	(1,216)
Total securities	24,669	25,075	25,733	25,610	24,075
Goodwill	7,044	6,923	6,887	6,876	6,876
Total liabilities	143,532	139,701	132,066	129,773	118,562
Total deposits	125,313	119,575	115,089	109,804	102,539
Federal funds purchased and securities sold under agreements to repurchase	265	1,156	815	1,148	802
Other short-term borrowed funds(1)	9	161	1,111	2,461	2,630
Long-term borrowed funds(1)	14,047	15,925	12,510	13,540	9,886
Total stockholders’ equity	22,201	20,817	20,270	19,747	19,646
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses as a % of total loans and leases	1.05%	1.06%	1.12%	1.15%	1.23%
Allowance for loan and lease losses as a % of nonperforming loans and leases(2)	178	162	142	119	120
Nonperforming loans and leases as a % of total loans and leases(2)	0.59	0.66	0.78	0.97	1.03
Capital Ratios:(3)
CET1 capital ratio	10.0	10.6	11.2	11.2	11.7
Tier 1 capital ratio	11.1	11.3	11.4	11.4	12.0
Total capital ratio	13.0	13.3	13.9	14.0	15.3
Tier 1 leverage ratio	10.0	10.0	10.0	9.9	10.5
(1) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
(2) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which we have the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation.
(3) The capital ratios and associated components are prepared using the U.S. Basel III Standardized approach and became fully phased-in on January 1, 2019.  The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Citizens Financial Group, Inc. | 35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 36

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $165.7 billion in assets as of December 31, 2019. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,700 ATMs and 1,100 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 8, as well as other information contained in this document.
Key Performance Metrics Used by Management and Non-GAAP Financial Measures
As a banking institution, we manage and evaluate various aspects of our results of operations and our financial condition including the levels and trends of the line items included in our balance sheet and statement of operations, used in calculating various key performance metrics commonly used in our industry. The primary line items we use in calculating our key performance metrics to manage and evaluate our statement of operations include net interest income, noninterest income, total revenue, provision for credit losses, noninterest expense, net income and net income available to common stockholders. The primary line items we use in calculating our key performance metrics to manage and evaluate our balance sheet data include loans and leases, securities, allowance for credit losses, deposits, borrowed funds and derivatives. We analyze these key performance metrics and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable banking institutions in our region and nationally.
We consider the following key performance metrics when evaluating our performance and making day-to-day operating decisions, as well as evaluating capital utilization and adequacy, including:

•
Return on average tangible common equity, which we define as annualized net income available to common stockholders divided by average common equity excluding average goodwill (net of related deferred tax liability) and average other intangibles;

•
Efficiency ratio, which we define as the ratio of total noninterest expense to the sum of net interest income and total noninterest income. The efficiency ratio helps us to evaluate the efficiency of our operations as it helps us monitor how costs are changing compared to income. A decrease in the efficiency ratio represents improvement;

•	Operating leverage, which we define as the percent change in total revenue, less the percent change in noninterest expense; and

•	CET1 capital ratio, which represents CET1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach.
This document contains non-GAAP financial measures denoted as “Underlying” results. Underlying results for any given reporting period exclude certain items that may occur in that period which Management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by Management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and, accordingly, are useful to consider in addition to our GAAP financial results.
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

Citizens Financial Group, Inc. | 37

have limitations as analytical tools, and should not be considered in isolation or as a substitute for our results reported under GAAP.
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying and where there is a reference to Underlying results in a paragraph, all measures that follow this reference are on the same basis when applicable. For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations.”
FINANCIAL PERFORMANCE
2019 compared with 2018 - Key Highlights
Net income of $1.8 billion increased 4% from 2018, with earnings per diluted common share of $3.81, up 8% from $3.52 per diluted common share for 2018. ROTCE of 12.6% compares with 12.9% in 2018.
We recorded $17 million after-tax, or $0.03 per diluted common share, of notable items in 2019 tied to Acquisition integration costs, costs related to strategic initiatives, and income tax benefits associated with an operational restructure and legacy tax matters. In 2018 we recorded $16 million after-tax, or $0.04 per diluted common share, of notable items tied to Acquisition integration costs, efficiency initiatives and the impact of 2017 tax legislation.

	Year Ended December 31, 2019
(in millions)	Noninterest income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,877	$3,847	$460	$1,791
Less: Notable items
Total integration costs	—	18	(4)	(14)
Other notable items(1)	—	50	(47)	(3)
Total notable items	—	68	(51)	(17)
Underlying results (non-GAAP)	$1,877	$3,779	$511	$1,808
(1) Other notable items include noninterest expense of $50 million related to our TOP programs and other efficiency initiatives and an income tax benefit of $34 million related to an operational restructure and legacy tax matters.

	Year Ended December 31, 2018
(in millions)	Noninterest income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,596	$3,619	$462	$1,721
Less: Notable items
Tax Legislation DTL adjustment	—	—	(29)	29
TOP efficiency initiatives and other actions	(1)	33	(8)	(26)
FAMC integration costs	(4)	21	(6)	(19)
Total notable items	(5)	54	(43)	(16)
Underlying results (non-GAAP)	$1,601	$3,565	$505	$1,737

•	Net income available to common stockholders of $1.7 billion increased $26 million, or 2%, compared to 2018. Earnings per diluted common share increased $0.29, or 8%, from 2018.

◦
On an Underlying basis,* net income available to common stockholders of $1.7 billion increased by 2% led by 6% revenue growth reflecting 17% growth in noninterest income and 2% growth in net interest income, partially offset by 6% growth in noninterest expense and 21% increase in provision for credit losses.

◦	On an Underlying basis,* earnings per diluted common share of $3.84 increased $0.28, or 8%, from $3.56 for the year ended 2018.

Citizens Financial Group, Inc. | 38

•	Total revenue of $6.5 billion increased $363 million, or 6%, from 2018, driven by a 2% increase in net interest income and an 18% increase in noninterest income.

◦
Net interest income of $4.6 billion increased $82 million, or 2%, compared to $4.5 billion in 2018, as the benefit of 4% growth in average interest-earning assets was partially offset by the impact of a reduction in net interest margin, given the challenging yield-curve environment.

◦
Net interest margin of 3.14% decreased 7 basis points from 3.21% in 2018, driven by higher funding costs tied to modestly higher short-term rates and growth, as well as higher securities premium amortization tied to significantly lower long-term rates. These results were partially offset by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and modestly higher short-term rates.

–	Net interest margin on a fully taxable-equivalent basis of 3.16% decreased by 6 basis points, compared to 3.22% in 2018 given the challenging yield-curve environment.

–	Average loans and leases of $117.9 billion increased $4.4 billion, or 4%, from $113.5 billion in 2018, reflecting a 5% increase in commercial loans and leases and a 3% increase in retail loans.

–	Average deposits of $123.3 billion increased $7.4 billion, or 6%, from $115.9 billion in 2018, largely reflecting growth in savings, term deposits and checking with interest.

◦
Noninterest income of $1.9 billion increased $281 million, or 18%, from 2018, with record results in mortgage banking, capital markets fees, and trust and investment services fees, which included the impact of Acquisitions, along with higher foreign exchange and interest rate products and card fees.

•
Noninterest expense of $3.8 billion increased $228 million, or 6%, compared to $3.6 billion in 2018, reflecting higher salaries and employee benefits, outside services, and equipment and software expense, driven by the impact of Acquisitions, partially offset by lower other operating expense largely tied to a reduction in FDIC insurance.

◦	On an Underlying basis,* noninterest expense increased 6% from 2018.

•	The efficiency ratio of 59.3% compared to 59.1% in 2018, and ROTCE of 12.6% compared to 12.9%.

◦	The Underlying efficiency ratio of 58.2% compared to 58.1% in 2018.

◦
Underlying ROTCE of 12.8% compares with 13.1% and reflected an approximate 50 basis point drag from higher tangible common equity value, given the positive impact of lower long-term rates on securities valuations.

•
Provision for credit losses of $393 million increased $67 million, or 21%, from $326 million in 2018, reflecting 4% average loan growth, stable credit quality, as well as a small number of uncorrelated losses in commercial, and continued seasoning in retail growth portfolios.

•	Tangible book value per common of $32.08 increased 12% from 2018. Fully diluted average common shares outstanding decreased by 29.2 million shares, or 6% over the same period.

Citizens Financial Group, Inc. | 39

RESULTS OF OPERATIONS — 2019 compared with 2018

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

Citizens Financial Group, Inc. | 40

The following table presents the major components of net interest income and net interest margin:

	Year Ended December 31,
	2019			2018			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$1,544	$30	1.94%	$1,579	$29	1.82%	($35)	12 bps
Taxable investment securities	25,425	642	2.51	25,233	672	2.66	192	(15)
Non-taxable investment securities	5	—	2.60	6	—	2.60	(1)	—
Total investment securities	25,430	642	2.51	25,239	672	2.66	191	(15)
Commercial	41,702	1,797	4.25	39,363	1,621	4.06	2,339	19
Commercial real estate	13,160	628	4.71	12,299	557	4.47	861	24
Leases	2,694	77	2.84	3,038	82	2.71	(344)	13
Total commercial loans and leases	57,556	2,502	4.29	54,700	2,260	4.08	2,856	21
Residential mortgages	19,308	687	3.56	17,883	644	3.60	1,425	(4)
Home equity loans	939	57	6.09	1,215	72	5.91	(276)	18
Home equity lines of credit	12,276	611	4.98	13,043	592	4.54	(767)	44
Home equity loans serviced by others	343	27	7.98	463	34	7.36	(120)	62
Home equity lines of credit serviced by others	87	5	5.04	124	5	4.23	(37)	81
Automobile	12,047	506	4.20	12,555	461	3.68	(508)	52
Education	9,415	555	5.89	8,486	487	5.74	929	15
Credit cards	2,083	211	10.10	1,891	202	10.68	192	(58)
Other retail	3,846	280	7.27	3,113	253	8.09	733	(82)
Total retail loans	60,344	2,939	4.87	58,773	2,750	4.68	1,571	19
Total loans and leases (1)	117,900	5,441	4.59	113,473	5,010	4.39	4,427	20
Loans held for sale, at fair value	1,689	63	3.74	844	37	4.38	845	(64)
Other loans held for sale	251	13	5.10	164	10	6.18	87	(108)
Interest-earning assets	146,814	6,189	4.19	141,299	5,758	4.05	5,515	14
Allowance for loan and lease losses	(1,244)			(1,245)			1
Goodwill	7,036			6,912			124
Other noninterest-earning assets	9,570			7,587			1,983
Total assets	$162,176			$154,553			$7,623
Liabilities and Stockholders’ Equity
Checking with interest	$23,470	$203	0.87%	$21,856	$138	0.63%	$1,614	24 bps
Money market accounts	36,613	450	1.23	36,497	343	0.94	116	29
Regular savings	13,247	75	0.57	10,238	15	0.15	3,009	42
Term deposits	21,035	427	2.03	18,035	289	1.61	3,000	42
Total interest-bearing deposits	94,365	1,155	1.22	86,626	785	0.91	7,739	31
Federal funds purchased and securities sold under agreements to repurchase (2)	599	8	1.36	654	6	0.94	(55)	42
Other short-term borrowed funds(3)	66	2	2.50	467	9	2.10	(401)	40
Long-term borrowed funds(3)	13,014	410	3.14	14,796	426	2.86	(1,782)	28
Total borrowed funds	13,679	420	3.06	15,917	441	2.76	(2,238)	30
Total interest-bearing liabilities	108,044	1,575	1.46	102,543	1,226	1.19	5,501	27
Demand deposits	28,936			29,231			(295)
Other liabilities	3,683			2,651			1,032
Total liabilities	140,663			134,425			6,238
Stockholders’ equity	21,513			20,128			1,385
Total liabilities and stockholders’ equity	$162,176			$154,553			$7,623
Interest rate spread			2.73%			2.86%		(13)
Net interest income and net interest margin		$4,614	3.14%		$4,532	3.21%		(7)
Net interest income and net interest margin, FTE(4)		$4,635	3.16%		$4,554	3.22%		(6) bps
Memo: Total deposits (interest-bearing and demand)	$123,301	$1,155	0.94%	$115,857	$785	0.68%	$7,444	26 bps
(1) Interest income and rates on loans include loan fees. Additionally, $778 million and $836 million of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2019 and 2018, respectively.
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

Citizens Financial Group, Inc. | 41

Net interest income of $4.6 billion increased $82 million, reflecting 4% average interest-earning asset growth partially offset by a 7 basis point decrease in net interest margin given the challenging yield curve environment.
Net interest margin of 3.14% decreased 7 basis points compared to 3.21% in 2018, driven by higher funding costs tied to modestly higher short-term rates and higher securities premium amortization tied to significantly lower long-term rates. These results were partially offset by the benefit of higher interest-earning asset yields, given continued mix shift toward more attractive risk-adjusted return portfolios and modestly higher short-term rates. Net interest margin on an FTE basis of 3.16% decreased 6 basis points compared to 3.22% in 2018. Average interest-earning asset yields of 4.19% increased 14 basis points from 4.05% in 2018, while average interest-bearing liability costs of 1.46% increased 27 basis points from 1.19% in 2018.
Average interest-earning assets of $146.8 billion increased $5.5 billion, or 4%, from 2018, driven by a $2.9 billion increase in average commercial loans and leases, a $1.6 billion increase in average retail loans, a $932 million increase in average total loans held for sale, and a $156 million increase in total investment securities and interest-bearing cash and due from banks and deposits in banks. Total commercial loan and lease growth was driven by commercial and commercial real estate. Retail loan growth was driven by residential mortgage, education, credit cards and other retail.
Average deposits of $123.3 billion increased $7.4 billion from 2018, reflecting growth in savings, term deposits, checking with interest, and money market accounts, partially offset by a decline in demand deposits. Total interest-bearing deposit costs of $1.2 billion increased $370 million, or 47%, from $785 million in 2018, primarily due to higher short-term rates and average deposit growth.
Average total borrowed funds of $13.7 billion decreased $2.2 billion from 2018, reflecting a decrease in other short-term borrowed funds, a decrease in long-term borrowed funds, and a decrease in federal funds purchased and repurchase agreements. Total borrowed funds costs of $420 million decreased $21 million from 2018. The total borrowed funds cost of 3.06% increased 30 basis points from 2.76% in 2018 due to an increase in short-term rates and a mix shift to long-term senior debt.

Citizens Financial Group, Inc. | 42

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

	Year Ended December 31,
	2019 Versus 2018
(in millions)	Average Volume	Average Rate	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	($1)	$2	$1
Taxable investment securities	5	(35)	(30)
Total investment securities	5	(35)	(30)
Commercial	95	81	176
Commercial real estate	38	33	71
Leases	(9)	4	(5)
Total commercial loans and leases	124	118	242
Residential mortgages	51	(8)	43
Home equity loans	(16)	1	(15)
Home equity lines of credit	(35)	54	19
Home equity loans serviced by others	(9)	2	(7)
Home equity lines of credit serviced by others	(2)	2	—
Automobile	(19)	64	45
Education	53	15	68
Credit cards	21	(12)	9
Other retail	59	(32)	27
Total retail loans	103	86	189
Total loans and leases	227	204	431
Loans held for sale, at fair value	37	(11)	26
Other loans held for sale	5	(2)	3
Total interest income	$273	$158	$431
Interest Expense
Checking with interest	$10	$55	$65
Money market accounts	1	106	107
Regular savings	5	55	60
Term deposits	48	90	138
Total interest-bearing deposits	64	306	370
Federal funds purchased and securities sold under agreements to repurchase	(1)	3	2
Other short-term borrowed funds	(8)	1	(7)
Long-term borrowed funds	(51)	35	(16)
Total borrowed funds	(60)	39	(21)
Total interest expense	4	345	349
Net interest income	$269	($187)	$82

Citizens Financial Group, Inc. | 43

Noninterest Income
The following table presents the significant components of our noninterest income:

	Year Ended December 31,
(in millions)	2019	2018	Change	Percent
Service charges and fees	$505	$513	($8)	(2%)
Mortgage banking fees	302	152	150	99
Card fees	254	244	10	4
Capital markets fees	216	179	37	21
Trust and investment services fees	202	171	31	18
Foreign exchange and interest rate products	155	126	29	23
Letter of credit and loan fees	135	128	7	5
Securities gains, net	19	19	—	—
Other income(1)	89	64	25	39
Noninterest income	$1,877	$1,596	$281	18%
(1) Includes net impairment losses recognized in earnings on available for sale debt securities, bank-owned life insurance income and other income.

Noninterest income increased $281 million, from 2018, reflecting record mortgage banking fees, capital markets fees, and trust investment services fees, which included the impact of Acquisitions and, along with higher foreign exchange and interest rate products revenue, reflected the benefit of investments to broaden and enhance our capabilities. Results also reflected increased other income due to higher leasing income, including $7 million associated with a lease restructuring transaction, and asset dispositions tied to balance sheet optimization and efficiency initiatives.

Citizens Financial Group, Inc. | 44

Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Year Ended December 31,
(in millions)	2019	2018	Change	Percent
Salaries and employee benefits	$2,026	$1,880	$146	8%
Equipment and software expense(1)	514	464	50	11
Outside services	498	447	51	11
Occupancy	333	333	0	—
Other operating expense	476	495	(19)	(4)
Noninterest expense	$3,847	$3,619	$228	6%
(1) In 2019, we combined our presentation of equipment and expense and amortization of software into equipment and software expense. Prior periods have been adjusted to conform with the current period presentation.

Noninterest expense of $3.8 billion in 2019 increased $228 million, or 6%, compared to 2018, reflecting higher salaries and employee benefits, outside services, and equipment and software expense, and included the impact of Acquisitions as well as continued investments to diversify our platform and drive future revenue growth. These results were partially offset by lower other operating expense largely tied to a reduction in FDIC insurance premiums. Underlying noninterest expense increased $214 million, or 6%, due to the reasons listed above.

Citizens Financial Group, Inc. | 45

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
Provision for credit losses of $393 million increased $67 million, or 21%, from $326 million in 2018, which reflected a small number of uncorrelated losses in commercial, the impact of continued seasoning in retail growth portfolios and loan growth. Full year 2019 results reflected a $37 million ACL release, compared to $9 million ACL build in 2018. Net charge-offs in 2019 of $430 million increased $113 million compared to 2018.

Income Tax Expense
Income tax expense of $460 million decreased $2 million from $462 million in 2018. The 2019 effective tax rate of 20.4% decreased from 21.2% in 2018, largely reflecting legacy tax matters, a benefit from an operational restructure, a reduction in non-deductible FDIC insurance premiums and an increase in benefits from tax advantaged investments, partially offset by a benefit related to 2017 Tax Legislation in 2018. On an Underlying basis, the effective income tax rate decreased to 22.0% from 22.5% in 2018, primarily attributable to the reduction in non-deductible FDIC insurance premiums and an increase in benefits from tax advantaged investments.

Citizens Financial Group, Inc. | 46

Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, income taxes and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets, and other unallocated assets, liabilities, capital, revenues, expenses, and residual provision for credit losses and income tax expense. For a description of non-core assets, see “—Analysis of Financial Condition — Allowance for Credit Losses and Nonperforming Assets — Non-Core Assets.” In addition, Other includes goodwill not directly assigned to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we assign all goodwill to our Consumer and Commercial Banking reporting units.
Our capital levels are evaluated and managed centrally; however, capital is allocated on a risk-adjusted basis to the business operating segments to support evaluation of business performance. Because funding and asset liability management is a central function, funds transfer-pricing (“FTP”) methodologies are utilized to allocate a cost of funds used, or credit for the funds provided, to all business operating segment assets, liabilities and capital, respectively, using a matched-funding concept. The residual effect on net interest income of asset/liability management, including the residual net interest income related to the FTP process, is included in Other. We periodically evaluate and refine our methodologies used to measure financial performance of our business operating segments.
Provision for credit losses is allocated to each business operating segment based on respective actual net charge-offs. The residual difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
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
Income tax expense is assessed to each business operating segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or our organizational structure changes.

Citizens Financial Group, Inc. | 47

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 25 in Item 8 for further information.

	As of and for the Year Ended December 31,		As of and for the Year Ended December 31,
	2019	2018	2019	2018
(dollars in millions)	Consumer Banking		Commercial Banking
Net interest income	$3,182	$3,064	$1,466	$1,497
Noninterest income	1,156	973	607	545
Total revenue	4,338	4,037	2,073	2,042
Noninterest expense	2,851	2,723	858	813
Profit before provision for credit losses	1,487	1,314	1,215	1,229
Provision for credit losses	325	289	97	26
Income before income tax expense	1,162	1,025	1,118	1,203
Income tax expense	287	258	248	276
Net income	$875	$767	$870	$927
Average Balances:
Total assets	$66,240	$62,444	$55,947	$52,362
Total loans and leases(1)	63,396	60,691	54,355	51,344
Deposits	84,835	77,542	31,085	30,704
Interest-earning assets	63,449	60,743	54,666	51,572
(1) Includes LHFS.

Consumer Banking
Net interest income increased $118 million, or 4%, from 2018, driven by the benefit of a $2.7 billion increase in average loans led by residential, education and unsecured personal loans. Noninterest income increased $183 million, or 19%, from 2018, driven by higher mortgage banking, trust and investment services fees, card fees and included the impact of Acquisitions. Noninterest expense increased $128 million, or 5%, from 2018, reflecting higher salaries and benefits and outside services and included the impact of Acquisitions. Provision for credit losses of $325 million increased $36 million, or 12%, reflecting higher net charge-offs given expected seasoning in growth portfolios.
Commercial Banking
Net interest income of $1.5 billion decreased $31 million, or 2%, from 2018, reflecting the impact of higher deposit costs, partially offset by loan growth. Noninterest income of $607 million increased $62 million, or 11%, from $545 million in 2018, driven by an increase in capital market and foreign exchange and interest rate product fees. Noninterest expense of $858 million increased $45 million, from $813 million in 2018, driven by higher salaries and employee benefits expense. Provision for credit losses of $97 million increased $71 million from 2018, driven by higher net charge-offs from a small number of uncorrelated losses.
RESULTS OF OPERATIONS — 2018 compared with 2017
For a description of our results of operations for 2018, see the “Results of Operations — 2018 compared with 2017” section of Item 7 in our 2018 Form 10-K.

Citizens Financial Group, Inc. | 48

ANALYSIS OF FINANCIAL CONDITION
Securities
The following table presents our AFS and HTM securities:

	December 31, 2019		December 31, 2018		December 31, 2017		Changes in Fair Value from 2019-2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$71	$71	$24	$24	$12	$12	$47	196%
State and political subdivisions	5	5	5	5	6	6	—	—
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	19,803	19,875	20,211	19,634	20,065	19,828	241	1
Other/non-agency	638	662	236	232	311	311	430	185
Total mortgage-backed securities, at fair value	20,441	20,537	20,447	19,866	20,376	20,139	671	3
Total debt securities available for sale, at fair value	$20,517	$20,613	$20,476	$19,895	$20,394	$20,157	$718	4%
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,202	$3,242	$3,425	$3,293	$3,853	$3,814	($51)	(2%)
Other/non-agency	—	—	740	748	832	854	(748)	(100)
Total mortgage-backed securities, at cost	$3,202	$3,242	$4,165	$4,041	$4,685	$4,668	($799)	(20%)
Total debt securities held to maturity	$3,202	$3,242	$4,165	$4,041	$4,685	$4,668	($799)	(20%)
Total debt securities available for sale and held to maturity	$23,719	$23,855	$24,641	$23,936	$25,079	$24,825	($81)	—%
Equity securities, at fair value	$47	$47	$181	$181	$169	$169	($134)	(74%)
Equity securities, at cost	807	807	834	834	722	722	(27)	(3)
Total equity securities	$854	$854	$1,015	$1,015	$891	$891	($161)	(16%)

Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 97% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes.
The fair value of the AFS debt securities portfolio of $20.6 billion at December 31, 2019 increased $718 million from $19.9 billion at December 31, 2018 largely reflecting the impact of the transfer of a net $740 million in securities from HTM to AFS upon the adoption of ASU 2017–12, Targeted Improvements to Accounting for Hedging Activities, and lower long-term rates. The fair value of the HTM debt securities portfolio decreased $799 million largely reflecting the net impact of the transfer discussed above. For further information, see Note 1 in Item 8.
As of December 31, 2019, the portfolio’s average effective duration was 3.7 years compared with 4.4 years as of December 31, 2018, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk in the banking book framework and limits.

Citizens Financial Group, Inc. | 49

The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for our debt securities portfolio. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	As of December 31, 2019
	Distribution of Maturities
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$71	$—	$—	$—	$71
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	215	1,534	18,054	19,803
Other/non-agency	—	—	—	638	638
Total debt securities available for sale	71	215	1,534	18,697	20,517
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,202	3,202
Other/non-agency	—	—	—	—	—
Total debt securities held to maturity	—	—	—	3,202	3,202
Total amortized cost of debt securities (1)	$71	$215	$1,534	$21,899	$23,719
Weighted-average yield (2)(3)	2.03%	1.95%	2.38%	2.61%	2.59%
(1) As of December 31, 2019, no investment exceeded 10% of Stockholders’ Equity.
(2) Yields on tax-exempt securities are not computed on a tax-equivalent basis.
(3) Yields exclude the impact of hedging activity.

Loans and Leases
The following table presents the composition of loans and leases:

	December 31,					Changes from 2019-2018
(in millions)	2019	2018	2017	2016	2015	$	%
Commercial	$41,479	$40,857	$37,562	$37,274	$33,264	$622	2%
Commercial real estate	13,522	13,023	11,308	10,624	8,971	499	4
Leases	2,537	2,903	3,161	3,753	3,979	(366)	(13)
Total commercial loans and leases	57,538	56,783	52,031	51,651	46,214	755	1
Residential mortgages	19,083	18,978	17,045	15,115	13,318	105	1
Home equity loans	812	1,073	1,392	1,858	2,557	(261)	(24)
Home equity lines of credit	11,979	12,710	13,483	14,100	14,674	(731)	(6)
Home equity loans serviced by others	289	399	542	750	986	(110)	(28)
Home equity lines of credit serviced by others	74	104	149	219	389	(30)	(29)
Automobile	12,120	12,106	13,204	13,938	13,828	14	—
Education	10,347	8,900	8,134	6,610	4,359	1,447	16
Credit cards	2,198	1,991	1,848	1,691	1,634	207	10
Other retail	4,648	3,616	2,789	1,737	1,083	1,032	29
Total retail loans	61,550	59,877	58,586	56,018	52,828	1,673	3
Total loans and leases	$119,088	$116,660	$110,617	$107,669	$99,042	$2,428	2%
Total loans and leases increased $2.4 billion, or 2%, from $116.7 billion as of December 31, 2018, driven by growth in both retail and commercial. Retail loan growth was driven by education, other retail, credit cards and residential mortgages, partially offset by run off in the home equity portfolio. Commercial loans and leases growth was driven by geographic, product and client-focused expansion strategies as well as strength in commercial real estate, partially offset by planned reductions in leases.

Citizens Financial Group, Inc. | 50

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
The following table presents a summary of loans and leases by remaining maturity or repricing date:

	December 31, 2019
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial(1)	$37,374	$2,471	$1,634	$41,479
Commercial real estate(1)	13,015	217	290	13,522
Leases	573	1,607	357	2,537
Total commercial loans and leases	50,962	4,295	2,281	57,538
Residential mortgages	953	2,500	15,630	19,083
Home equity loans	13	234	565	812
Home equity lines of credit	11,782	51	146	11,979
Home equity loans serviced by others	26	245	18	289
Home equity lines of credit serviced by others	74	—	—	74
Automobile	203	6,995	4,922	12,120
Education	21	860	9,466	10,347
Credit cards	1,747	451	—	2,198
Other retail	453	3,616	579	4,648
Total retail loans	15,272	14,952	31,326	61,550
Total loans and leases	$66,234	$19,247	$33,607	$119,088
Loans and leases due after one year at fixed interest rates		$15,882	$21,776	$37,658
Loans and leases due after one year at variable interest rates		3,365	11,831	15,196
(1) On a maturity basis only, the commercial and commercial real estate loan portfolios maturing in one year or less were $7.4 billion and $2.6 billion, respectively, maturing after one year through five years were $27.8 billion and $9.8 billion, respectively, and maturing after five years were $6.3 billion and $1.1 billion, respectively, as of December 31, 2019.

Loan and Lease Concentrations
At December 31, 2019, we did not identify any concentration of loans and leases exceeding 10% of total loans and leases that were not otherwise disclosed as a category of loans and leases. For further information on how we manage concentration exposures, see Note 5 in Item 8.

Citizens Financial Group, Inc. | 51

Allowance for Credit Losses and Nonperforming Assets
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 in Item 8.
Summary of Loan and Lease Loss Experience
The following table presents a summary of the changes to our ALLL:

	As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Allowance for Loan and Lease Losses — Beginning:
Commercial	$530	$541	$516	$376	$388
Commercial real estate	138	121	99	111	61
Leases	22	23	48	23	23
Qualitative (1)	—	—	—	86	72
Total commercial loans and leases	690	685	663	596	544
Residential mortgages	36	44	55	46	63
Home equity loans	10	19	24	39	50
Home equity lines of credit	85	87	139	132	152
Home equity loans serviced by others	10	12	15	29	47
Home equity lines of credit serviced by others	3	4	4	3	11
Automobile	127	139	127	106	58
Education	101	120	102	96	93
Credit cards	83	72	74	60	68
Other retail	97	54	33	28	32
Qualitative (1)	—	—	—	81	77
Total retail loans	552	551	573	620	651
Total allowance for loan and lease losses — beginning	$1,242	$1,236	$1,236	$1,216	$1,195

Citizens Financial Group, Inc. | 52

	As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Gross Charge-offs:
Commercial	($87)	($48)	($62)	($56)	($30)
Commercial real estate	(39)	(4)	(13)	(14)	(6)
Leases	(14)	—	—	(9)	—
Total commercial loans and leases	(140)	(52)	(75)	(79)	(36)
Residential mortgages	(8)	(8)	(11)	(21)	(22)
Home equity loans	(5)	(6)	(11)	(16)	(34)
Home equity lines of credit	(26)	(26)	(34)	(43)	(59)
Home equity loans serviced by others	(6)	(9)	(15)	(38)	(32)
Home equity lines of credit serviced by others	(2)	(4)	(5)	(12)	(14)
Automobile	(143)	(158)	(181)	(160)	(117)
Education	(72)	(68)	(59)	(52)	(51)
Credit cards	(81)	(68)	(61)	(58)	(59)
Other retail	(132)	(95)	(60)	(57)	(56)
Total retail loans	(475)	(442)	(437)	(457)	(444)
Total gross charge-offs	($615)	($494)	($512)	($536)	($480)
Gross Recoveries:
Commercial	$24	$15	$37	$21	$18
Commercial real estate	—	4	3	12	31
Leases	—	—	—	—	—
Total commercial loans and leases	24	19	40	33	49
Residential mortgages	9	5	6	9	12
Home equity loans	10	11	13	18	11
Home equity lines of credit	21	16	16	18	18
Home equity loans serviced by others	14	15	18	19	17
Home equity lines of credit serviced by others	4	7	7	6	8
Automobile	57	67	73	65	49
Education	16	16	15	11	12
Credit cards	9	8	7	8	8
Other retail	21	13	12	14	12
Total retail loans	161	158	167	168	147
Total gross recoveries	$185	$177	$207	$201	$196
Net (Charge-offs)/Recoveries:
Commercial	($63)	($33)	($25)	($35)	($12)
Commercial real estate	(39)	—	(10)	(2)	25
Leases	(14)	—	—	(9)	—
Total commercial loans and leases	(116)	(33)	(35)	(46)	13
Residential mortgages	1	(3)	(5)	(12)	(10)
Home equity loans	5	5	2	2	(23)
Home equity lines of credit	(5)	(10)	(18)	(25)	(41)
Home equity loans serviced by others	8	6	3	(19)	(15)
Home equity lines of credit serviced by others	2	3	2	(6)	(6)
Automobile	(86)	(91)	(108)	(95)	(68)
Education	(56)	(52)	(44)	(41)	(39)
Credit cards	(72)	(60)	(54)	(50)	(51)
Other retail	(111)	(82)	(48)	(43)	(44)
Total retail loans	(314)	(284)	(270)	(289)	(297)
Total net charge-offs	($430)	($317)	($305)	($335)	($284)
Ratio of net charge-offs to average loans and leases	(0.36%)	(0.28%)	(0.28%)	(0.32%)	(0.30%)

Citizens Financial Group, Inc. | 53

	As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Provision for Loan and Lease Losses(2):
Commercial	$81	$22	$50	$117	$—
Commercial real estate	8	17	32	(17)	25
Leases	11	(1)	(25)	34	—
Qualitative (1)	—	—	—	(21)	14
Total commercial loans and leases	100	38	57	113	39
Residential mortgages	(2)	(5)	(6)	8	(7)
Home equity loans	(9)	(14)	(7)	(22)	12
Home equity lines of credit	(8)	8	(34)	9	21
Home equity loans serviced by others	(15)	(8)	(6)	(1)	(3)
Home equity lines of credit serviced by others	(3)	(4)	(2)	6	(2)
Automobile	82	79	120	99	116
Education	71	33	62	21	42
Credit cards	90	71	52	53	43
Other retail	134	125	69	42	40
Qualitative (1)	—	—	—	27	4
Total retail loans	340	285	248	242	266
Total provision for loan and lease losses	$440	$323	$305	$355	$305
Total Allowance for Loan and Lease Losses — Ending:
Commercial	548	530	$541	$458	$376
Commercial real estate	107	138	121	92	111
Leases	19	22	23	48	23
Qualitative (1)	—	—	—	65	86
Total commercial loans and leases	674	690	685	663	596
Residential mortgages	35	36	44	42	46
Home equity loans	6	10	19	19	39
Home equity lines of credit	72	85	87	116	132
Home equity loans serviced by others	3	10	12	9	29
Home equity lines of credit serviced by others	2	3	4	3	3
Automobile	123	127	139	110	106
Education	116	101	120	76	96
Credit cards	101	83	72	63	60
Other retail	120	97	54	27	28
Qualitative (1)	—	—	—	108	81
Total retail loans	578	552	551	573	620
Total allowance for loan and lease losses — ending	$1,252	$1,242	$1,236	$1,236	$1,216
Reserve for Unfunded Lending Commitments — Beginning	$91	$88	$72	$58	$61
Provision for unfunded lending commitments	(47)	3	16	14	(3)
Reserve for unfunded lending commitments — ending	$44	$91	$88	$72	$58
Total Allowance for Credit Losses — Ending	$1,296	$1,333	$1,324	$1,308	$1,274
(1) As of December 31, 2017, we enhanced the method for assessing various qualitative risks, factors and events that may not be measured in the modeled results. The qualitative allowance was presented within each loan class beginning in 2017 and prior periods were not reclassified to conform to the current presentation.
(2) During December 2016, changes to the incurred loss period were reflected as components of the provision for retail property secured products.

Citizens Financial Group, Inc. | 54

Allocation of the Allowance for Loan and Lease Losses
The following table presents an allocation of the ALLL by class and the percent of each class of loans and leases to the total loans and leases:

	December 31,
(dollars in millions)	2019		2018		2017		2016		2015
Commercial	$548	35%	$530	35%	$541	34%	$458	35%	$376	34%
Commercial real estate	107	11	138	11	121	10	92	10	111	9
Leases	19	2	22	3	23	3	48	3	23	4
Qualitative(1)	—	N/A	—	N/A	—	N/A	65	N/A	86	N/A
Total commercial loans and leases	674	48	690	49	685	47	663	48	596	47
Residential mortgages	35	16	36	16	44	15	42	14	46	13
Home equity loans	6	1	10	1	19	1	19	2	39	3
Home equity lines of credit	72	10	85	11	87	12	116	13	132	15
Home equity loans serviced by others	3	—	10	—	12	1	9	1	29	1
Home equity lines of credit serviced by others	2	—	3	—	4	—	3	—	3	—
Automobile	123	10	127	10	139	12	110	13	106	14
Education	116	9	101	8	120	7	76	6	96	4
Credit cards	101	2	83	2	72	2	63	1	60	2
Other retail	120	4	97	3	54	3	27	2	28	1
Qualitative(1)	—	N/A	—	N/A	—	N/A	108	N/A	81	N/A
Total retail loans	578	52	552	51	551	53	573	52	620	53
Total loans and leases	$1,252	100%	$1,242	100%	$1,236	100%	$1,236	100%	$1,216	100%
(1) The qualitative allowance was presented within each loan class beginning in 2017 and prior periods were not reclassified to conform to the current presentation.
The ALLL represented 1.05% of total loans and leases and 178% of nonperforming loans and leases as of December 31, 2019 compared with 1.06% and 162%, respectively, as of December 31, 2018.

Citizens Financial Group, Inc. | 55

Risk Elements
The following table presents nonperforming loans and leases and loans, accruing and 90 days or more past due, and restructured loans and leases:

	December 31,
(in millions)	2019	2018	2017	2016	2015
Nonperforming loans and leases
Commercial	$240	$194	$238	$322	$70
Commercial real estate	2	7	27	50	77
Leases	3	—	—	15	—
Total commercial loans and leases	245	201	265	387	147
Residential mortgages (1)	93	105	125	139	295
Home equity loans	33	50	72	98	135
Home equity lines of credit	187	231	233	243	272
Home equity loans serviced by others	14	17	25	32	38
Home equity lines of credit serviced by others	12	15	18	33	32
Automobile	67	81	70	50	42
Education	18	38	38	38	35
Credit cards	22	20	17	16	16
Other retail	12	8	5	4	3
Total retail loans	458	565	603	653	868
Total nonperforming loans and leases	$703	$766	$868	$1,040	$1,015
Loans and leases that are accruing and 90 days or more delinquent
Commercial	2	1	5	2	1
Commercial real estate	—	—	3	—	—
Leases	—	—	—	—	—
Total commercial loans and leases	2	1	8	2	1
Residential mortgages	13	15	16	18	—
Home equity loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Home equity loans serviced by others	—	—	—	—	—
Home equity lines of credit serviced by others	—	—	—	—	—
Automobile	—	—	—	—	—
Education	2	2	3	5	6
Credit cards	—	—	—	—	—
Other retail	8	7	5	1	2
Total retail loans	23	24	24	24	8
Total accruing and 90 days or more delinquent	25	25	32	26	9
Total	$728	$791	$900	$1,066	$1,024
Troubled debt restructurings (2)	$692	$723	$629	$633	$909
(1) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which we have the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation.
(2) TDR balances reported in this line item consist of only those TDRs not reported in the nonaccrual loan or accruing and 90 days or more delinquent loan categories. Thus, only those TDRs that are in compliance with their modified terms and not past due, or those TDRs that are past due 30-89 days and still accruing are included in the TDR balances listed above.
Overall credit quality remained strong across retail and commercial. Nonperforming loans and leases of $703 million as of December 31, 2019 decreased $63 million from December 31, 2018, driven by a $107 million decrease in retail, reflecting improvements in home equity, education and auto that was partially offset by $44 million increase in commercial nonperforming loans. Net charge-offs of $430 million increased $113 million, or 36%, from $317 million in 2018 reflecting a small number of uncorrelated losses in commercial and expected seasoning in the other retail loan portfolio. Net charge-offs as a percentage of total average loans of 0.36% increased 8 basis points compared to 0.28% in 2018.

Citizens Financial Group, Inc. | 56

Potential Problem Loans and Leases
At December 31, 2019, we did not identify any potential problem loans or leases within the portfolio that were not already disclosed in “—Risk Elements” and “—Commercial Loan Asset Quality.” Potential problem loans or leases consist of loans and leases where information about a borrower’s possible credit problems cause management to have serious doubts as to the ability of a borrower to comply with the present repayment terms.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial loans, commercial leases and commercial real estate loans. The portfolio is largely comprised of customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. We also lend nationally to companies that fall within targeted client, industry, and geographic expansion strategies.
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see Note 5 in Item 8. The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial loans and leases	$54,502	$1,778	$1,009	$249	$57,538

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783
Total commercial criticized loans and leases of $3.0 billion as of December 31, 2019 increased $199 million compared with December 31, 2018. Commercial criticized loans and leases as a percent of total commercial loans and leases of 5.3% at December 31, 2019 increased from 5.0% at December 31, 2018. Commercial criticized balances of $2.5 billion, or 6.1% of the commercial loan portfolio as of December 31, 2019, increased from $2.3 billion, or 5.5%, as of December 31, 2018. Commercial real estate criticized balances of $353 million, or 2.6% of the commercial real estate portfolio, decreased from $500 million, or 3.8%, as of December 31, 2018. Commercial criticized loans represented 83% of total criticized loans as of December 31, 2019 compared to 80% as of December 31, 2018. Commercial real estate accounted for 12% of total criticized loans as of December 31, 2019 compared to 18% as of December 31, 2018.
Nonperforming commercial loans and leases increased $44 million to $245 million as of December 31, 2019 from $201 million as of December 31, 2018. As of December 31, 2019, total commercial nonperforming loans were 0.4% of the commercial loans and leases portfolio and remained stable to December 31, 2018. Total 2019 commercial loan and lease portfolio net charge-offs of $116 million increased from $33 million in 2018. For the year ended December 31, 2019, the commercial loan and lease portfolio annualized net charge-off ratio of 0.20% increased from 0.06% for the year ended December 31, 2018, reflecting the impact of several uncorrelated losses.
Retail Loan Asset Quality
For retail loans, we primarily utilize payment and delinquency status to regularly review and monitor credit quality trends. Historical experience indicates that the longer a loan is past due, the greater the likelihood of future credit loss. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-

Citizens Financial Group, Inc. | 57

Atlantic and Midwest regions, although we lend selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios.
The following tables present asset quality metrics for the retail loan portfolio:

	December 31, 2019	December 31, 2018
Average refreshed FICO for total portfolio	764	763
CLTV ratio for secured real estate(1)	59%	58%
Nonperforming retail loans as a percentage of total retail (2)	0.74%	0.94%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
(2) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which we have the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation.

	Year Ended December 31,
(dollars in millions)	2019	2018	Change	Percent
Net charge-offs	$314	$284	$30	11%
Annualized net charge-off rate	0.52%	0.48%	4 bps
Retail asset quality remained relatively stable with December 31, 2018. The net charge-off rate of 0.52% for the year ended December 31, 2019 reflected an increase of 4 basis points from the year ended December 31, 2018, driven by expected seasoning in retail growth portfolios including personal and education refinance loans.
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
As of December 31, 2019, $667 million of retail loans were classified as TDRs, compared with $723 million as of December 31, 2018. As of December 31, 2019, $143 million of retail TDRs were in nonaccrual status with 38% current with payments, compared to $181 million in nonaccrual status with 49% current on payments at December 31, 2018. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 in Item 8.

Citizens Financial Group, Inc. | 58

The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	December 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$113	3.8%	2.1%	$41	$154
Home equity loans	68	0.7	—	19	87
Home equity lines of credit	147	0.9	—	53	200
Home equity loans serviced by others	22	0.3	—	9	31
Home equity lines of credit serviced by others	3	—	—	3	6
Automobile	13	0.2	—	8	21
Education	127	0.9	0.3	7	134
Credit cards	26	0.6	—	2	28
Other retail	5	—	—	1	6
Total	$524	7.4%	2.4%	$143	$667

	December 31, 2018
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$111	3.0%	1.6%	$44	$155
Home equity loans	85	0.7	—	25	110
Home equity lines of credit	138	0.9	—	64	202
Home equity loans serviced by others	31	0.3	—	10	41
Home equity lines of credit serviced by others	3	—	—	5	8
Automobile	13	0.2	—	10	23
Education	131	0.9	0.3	22	153
Credit cards	24	0.4	—	1	25
Other retail	6	—	—	—	6
Total	$542	6.4%	1.9%	$181	$723

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

(in millions)	For the Year Ended December 31, 2019
Gross amount of interest income that would have been recorded (1)	$122
Interest income actually recognized	12
Total interest income foregone	$110
(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.
Cross-Border Outstandings
Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or non-local currency. As of December 31, 2019, 2018 and 2017, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.

Citizens Financial Group, Inc. | 59

    Non-Core Assets
The table below presents the composition of our non-core assets:

	December 31,
(in millions)	2019	2018	Change	Percent
Commercial	$6	$72	($66)	(92%)
Commercial real estate	11	14	(3)	(21)
Leases	444	670	(226)	(34)
Total commercial loans and leases	461	756	(295)	(39)
Residential mortgages	91	110	(19)	(17)
Home equity loans	23	31	(8)	(26)
Home equity lines of credit	14	21	(7)	(33)
Home equity loans serviced by others	289	399	(110)	(28)
Home equity lines of credit serviced by others	74	104	(30)	(29)
Education	166	210	(44)	(21)
Total retail loans	657	875	(218)	(25)
Total non-core loans	1,118	1,631	(513)	(31)
Other assets	122	96	26	27
Total non-core assets	$1,240	$1,727	($487)	(28%)
Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.

Deposits
The following table presents the major components of our deposits:

	December 31,
(in millions)	2019	2018	Change	Percent
Demand	$29,233	$29,458	($225)	(1%)
Checking with interest	24,840	23,067	1,773	8
Regular savings	13,779	12,007	1,772	15
Money market accounts	38,725	35,701	3,024	8
Term deposits	18,736	19,342	(606)	(3)
Total deposits	$125,313	$119,575	$5,738	5%

Total deposits as of December 31, 2019, increased $5.7 billion, or 5%, to $125.3 billion compared to $119.6 billion, driven by growth in money market accounts, checking with interest and savings, partially offset by a decrease in term deposits and demand deposits. Citizens Access®, our national digital platform, attracted $5.8 billion of deposits through December 31, 2019, up from $3.0 billion as of December 31, 2018.
The following table presents the average balances and average interest rates paid for deposits.

	For the Year Ended December 31,
	2019		2018		2017
(dollars in millions)	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Noninterest-bearing demand deposits (1)	$28,936	—	$29,231	—	$28,134	—
Checking with interest	$23,470	0.87%	$21,856	0.63%	$21,458	0.37%
Money market accounts	36,613	1.23	36,497	0.94	37,450	0.53
Regular savings	13,247	0.57	10,238	0.15	9,384	0.04
Term deposits	21,035	2.03	18,035	1.61	15,448	1.04
Total interest-bearing deposits (1)	$94,365	1.22%	$86,626	0.91%	$83,740	0.53%
(1) The aggregate amount of deposits by foreign depositors in domestic offices was $1.7 billion, $1.2 billion and $1.0 billion as of December 31, 2019, 2018 and 2017, respectively.

Citizens Financial Group, Inc. | 60

Borrowed Funds
Short-term borrowed funds
The following table presents a summary of our short-term borrowed funds:

	December 31,
(in millions)	2019	2018	Change	Percent
Securities sold under agreements to repurchase	$265	$336	($71)	(21%)
Federal funds purchased	—	820	($820)	(100%)
Other short-term borrowed funds(1)	9	161	(152)	(94)
Total short-term borrowed funds	$274	$1,317	($1,043)	(79%)
(1) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.

The net decrease in other short-term borrowed funds of $152 million resulted primarily from a decrease in short-term FHLB advances.
    Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $9.8 billion and $13.0 billion at December 31, 2019 and 2018, respectively. Our remaining available FHLB borrowing capacity was $7.2 billion and $4.8 billion at December 31, 2019 and 2018, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2019, our unused secured borrowing capacity was approximately $38.9 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents key data related to our short-term borrowed funds:

	As of and for the Year Ended December 31,
(dollars in millions)	2019	2018	2017
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.41%	1.72%	0.74%
Other short-term borrowed funds	3.85	2.73	1.33
Maximum amount outstanding at any month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,499	$1,282	$1,174
Other short-term borrowed funds	511	1,110	2,759
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$599	$654	$776
Other short-term borrowed funds	66	467	1,571
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	1.36%	0.92%	0.36%
Other short-term borrowed funds	2.50	2.10	1.09
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

Citizens Financial Group, Inc. | 61

Long-term borrowed funds
The following table presents a summary of our long-term borrowed funds:

	December 31,
(in millions)	2019	2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
2.850% fixed-rate senior unsecured notes, due July 2026	496	—
CBNA’s Global Note Program:
2.500% senior unsecured notes, due March 2019	$—	$748
2.450% senior unsecured notes, due December 2019	—	744
2.250% senior unsecured notes, due March 2020	700	691
2.447% floating-rate senior unsecured notes, due March 2020 (1)	300	300
2.487% floating-rate senior unsecured notes, due May 2020 (1)	250	250
2.200% senior unsecured notes, due May 2020	500	499
2.250% senior unsecured notes, due October 2020	750	738
2.550% senior unsecured notes, due May 2021	991	964
3.250% senior unsecured notes, due February 2022	711	—
2.629% floating-rate senior unsecured notes, due February 2022 (1)	299	—
2.727% floating-rate senior unsecured notes, due May 2022 (1)	250	249
2.650% senior unsecured notes, due May 2022	501	487
3.700% senior unsecured notes, due March 2023	515	502
2.911% floating-rate senior unsecured notes, due March 2023 (1)	249	249
3.750% senior unsecured notes, due February 2026	521	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 2.006% weighted average rate, due through 2038	5,008	7,508
Other	18	9
Total long-term borrowed funds(2)	$14,047	$15,925
(1) Rate disclosed reflects the floating rate as of December 31, 2019.
(2) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.

Long-term borrowed funds of $14.0 billion as of December 31, 2019 decreased $1.9 billion from December 31, 2018, reflecting a decrease of $2.5 billion in FHLB borrowings, partially offset by an increase of $613 million in subordinated debt and unsecured notes.
The Parent Company’s long-term borrowed funds as of December 31, 2019 and 2018 included principal balances of $2.5 billion and $2.0 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($8) million and ($5) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2019 and 2018 included principal balances of $11.5 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($13) million and ($14) million, respectively, and hedging basis adjustments of $50 million and ($66) million, respectively. See Note 13 in Item 8 for further information about our hedging of certain long-term borrowed funds.
QUARTERLY RESULTS OF OPERATIONS
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2019 and 2018, respectively. We have prepared the Consolidated Statements of Operations data and Balance Sheet data on the same basis as our Consolidated Financial Statements in Item 8 and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes

Citizens Financial Group, Inc. | 62

all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our Consolidated Financial Statements and Notes in Item 8.
Supplementary Summary Consolidated Financial and Other Data (unaudited)

	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Operating Data:
Net interest income	$1,143	$1,145	$1,166	$1,160	$1,172	$1,148	$1,121	$1,091
Noninterest income (7)	494	493	462	428	421	416	388	371
Total revenue	1,637	1,638	1,628	1,588	1,593	1,564	1,509	1,462
Provision for credit losses	110	101	97	85	85	78	85	78
Noninterest expense (1) (4) (5) (6) (7) (8)	986	973	951	937	951	910	875	883
Income before income tax expense (benefit)	541	564	580	566	557	576	549	501
Income tax expense (2) (4) (5) (6) (7) (8)	91	115	127	127	92	133	124	113
Net income (3) (4) (5) (6) (7) (8)	$450	$449	$453	$439	$465	$443	$425	$388
Net income available to common stockholders (3) (4) (5) (6) (7) (8)	$427	$432	$435	$424	$450	$436	$425	$381
Net income per average common share- basic (3) (4) (5) (6) (7) (8)	$0.98	$0.97	$0.95	$0.92	$0.96	$0.92	$0.88	$0.78
Net income per average common share- diluted (4) (5) (6) (7) (8)	0.98	0.97	0.95	0.92	0.96	0.91	0.88	0.78
Other Operating Data:
Return on average common equity (9)	8.30%	8.35%	8.54%	8.62%	9.16%	8.82%	8.65%	7.83%
Return on average tangible common equity (9)	12.39	12.44	12.75	13.00	13.85	13.29	12.93	11.71
Return on average total assets (9)	1.08	1.10	1.13	1.11	1.17	1.13	1.11	1.04
Return on average total tangible assets (9)	1.13	1.15	1.17	1.16	1.22	1.18	1.16	1.08
Efficiency ratio (9)	60.28	59.40	58.41	59.00	59.69	58.20	57.95	60.43
Net interest margin (9) (10)	3.04	3.10	3.20	3.23	3.23	3.20	3.20	3.19
Net interest margin, FTE (9) (11)	3.06	3.12	3.21	3.25	3.25	3.22	3.22	3.21
Share Data:
Cash dividends declared and paid per common share	$0.36	$0.36	$0.32	$0.32	$0.27	$0.27	$0.22	$0.22
Dividend payout ratio	37%	37%	34%	35%	28%	29%	25%	28%

Citizens Financial Group, Inc. | 63

	As of
(dollars in millions)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Balance Sheet Data:
Total assets	$165,733	$164,362	$162,749	$161,342	$160,518	$158,598	$155,431	$153,453
Loans and leases (12)	119,088	117,880	116,838	117,615	116,660	114,720	113,407	111,425
Allowance for loan and lease losses	1,252	1,263	1,227	1,245	1,242	1,242	1,253	1,246
Total securities	24,669	25,602	25,898	25,651	25,075	25,485	25,513	25,433
Goodwill	7,044	7,044	7,040	7,040	6,923	6,946	6,887	6,887
Total liabilities	143,532	142,511	140,732	139,811	139,701	138,322	134,964	133,394
Deposits	125,313	124,714	124,004	123,916	119,575	117,075	117,073	115,730
Federal funds purchased and securities sold under agreements to repurchase	265	867	1,132	668	1,156	374	326	315
Other short-term borrowed funds(13)	9	210	309	11	161	512	10	10
Long-term borrowed funds (13)	14,047	12,806	11,538	11,725	15,925	17,133	15,130	14,970
Total stockholders’ equity	22,201	21,851	22,017	21,531	20,817	20,276	20,467	20,059
Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans and leases	1.05%	1.07%	1.05%	1.06%	1.06%	1.08%	1.10%	1.12%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases (14)	178	171	169	167	162	154	149	144
Nonperforming loans and leases as a percentage of total loans and leases (14)	0.59	0.63	0.62	0.63	0.66	0.70	0.74	0.79
Capital ratios:(15)
CET1 capital ratio	10.0	10.3	10.5	10.5	10.6	10.8	11.2	11.2
Tier 1 capital ratio	11.1	11.1	11.3	11.3	11.3	11.2	11.6	11.4
Total capital ratio	13.0	13.0	13.4	13.4	13.3	13.4	13.8	13.9
Tier 1 leverage ratio	10.0	9.9	10.1	10.0	10.0	9.9	10.2	10.0
(1) Fourth quarter 2019 noninterest expense included $37 million of pre-tax notable items consisting of $35 million in other notable items ($35 million in TOP programs and other efficiency initiatives) and $2 million of integration costs associated with acquisitions.
(2) Fourth quarter 2019 income tax expense included $33 million of benefits associated with other notable items ($24 million largely tied to legacy tax matters and $9 million in TOP programs and other efficiency initiatives).
(3) Fourth quarter 2019 net income included $4 million of after-tax notable items consisting of $2 million in total integration costs associated with acquisitions and $2 million in other notable items (including $24 million largely tied to legacy tax matters offset by $26 million in after-tax TOP programs and other efficiency initiatives).
(4) Third quarter 2019 noninterest expense included $19 million of pre-tax notable items consisting of $15 million in other notable items ($15 million in TOP programs and other efficiency initiatives) and $4 million of integration costs associated with acquisitions. Income tax expense included $15 million of benefits associated with notable items ($14 million in other notable items, consisting of $10 million related to an operational restructure and $4 million in TOP programs and other efficiency initiatives, and $1 million for integration costs associated with acquisitions). Net income included $4 million of after-tax notable items consisting of $3 million of total integration costs associated with acquisitions and $1 million in other notable items (including $10 million related to an operational restructure offset by $11 million in after-tax TOP programs and other efficiency initiatives).
(5) Second quarter 2019 noninterest expense included $7 million of pre-tax notable items for total integration costs associated with acquisitions. Income tax expense and net income included $2 million and $5 million, respectively, related these notable items.
(6) First quarter 2019 noninterest expense included $5 million of pre-tax notable items for total integration costs associated with acquisitions. Income tax expense and net income included $1 million and $4 million, respectively, related to these notable items.
(7) Fourth quarter 2018 noninterest income included $5 million of pre-tax notable items ($4 million in FAMC integration costs and $1 million in other pre-tax notable items). Noninterest expense included $45 million of pre-tax notable items consisting of $33 million in other notable items ($33 million in TOP efficiency initiatives) and $12 million of FAMC integration costs. Income tax expense included $41 million of benefit associated with notable items ($37 million in other notable items consisting of $8 million in TOP efficiency initiatives and $29 million of net deferred tax liability adjustment) and $4 million in FAMC integration costs. Net income included $9 million of after-tax notable items consisting of $12 million of FAMC integration costs offset by $3 million other notable items (including $29 million of net deferred tax liability adjustment offset by $25 million in after-tax TOP efficiency initiatives and $1 million of noninterest income notable items).
(8) Third quarter 2018 noninterest expense included $9 million of pre-tax notable items for FAMC integration costs. Income tax expense included $2 million of benefits associated with notable items for FAMC integration costs and net income included $7 million of after-tax notable items for FAMC integration costs.
(9) Ratios for the periods above are presented on an annualized basis.
(10) Beginning in the first quarter of 2019, we changed the method of calculating our net interest margin to equal net interest income, annualized based on the number of days in the period, divided by average total interest-earning assets. Prior periods have been adjusted to conform with the current period presentation.
(11) Net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%.
(12) Excludes LHFS of $3.3 billion, $2.0 billion, $2.2 billion, $1.3 billion, $1.3 billion, $1.3 billion, $710 million, and $800 million as of December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.
(13) Beginning in the first quarter of 2019, borrowed funds balances and the associated interest expense are classified based on original maturity. Prior periods have been adjusted to conform with the current period presentation.
(14) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which we have the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation.
(15) The capital ratios and associated components are prepared using the U.S. Basel III Standardized transitional approach.

Citizens Financial Group, Inc. | 64

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities, among other factors. For more information, see the “Regulation and Supervision” section in Item 1.
Dodd-Frank Act
The Dodd-Frank Act regulates many aspects of the financial services industry and addresses among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives and securities markets, restrictions on an insured bank’s transactions with its affiliates, lending limits and mortgage lending practices.
    In October 2019, the FRB and the other banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the EGRRCPA amendments to the Dodd-Frank Act (“Tailoring Rules”). Concurrently, the FRB and other banking regulators finalized the regulatory capital, liquidity and resolution plan requirements to firms with more than $100 billion in total assets. Category IV firms with $100 billion to $250 billion in total assets, such as us, will, among other things, be subject to biennial supervisory stress-testing and will be exempt from company-run stress testing and related disclosure requirements. The FRB will continue to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. Category IV firms are also no longer required to submit resolution plans. For more information, see the “Tailoring of Prudential Requirements” and “Resolution Planning” sections in Item 1.
In light of the Tailoring Rules, the FRB provided us relief in February 2019 from certain regulatory requirements related to supervisory stress testing, company-run stress testing, and related disclosure requirements for the 2019 stress test cycle. As a result, we were not required to participate in the supervisory stress test of CCAR, conduct company-run stress tests, or submit a capital plan to the FRB for 2019. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees), as well as FR Y-14 reporting requirements. The FRB has not objected to our maximum planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020, which are largely based on the results for our 2018 supervisory stress test, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan. On June 27, 2019, our Board of Directors authorized common share repurchases of up to $1.275 billion over the four-quarter period beginning July 1, 2019. The timing and exact amount of future share repurchases will depend on various factors, including capital position, financial performance and market conditions.

Citizens Financial Group, Inc. | 65

Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. A capital conservation buffer (“CCB”) of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above.
In July 2019, the FRB and the other federal banking regulators issued a final rule to simplify regulatory capital treatment for MSRs, certain DTAs and significant investments in the capital of unconsolidated financial institutions, pursuant to EGRRCPA. Effective for us on April 1, 2020, the final rule will change the individual CET1 deduction threshold for these assets from 10% to 25%, eliminate the aggregate deduction threshold for these assets of 15%, assign a 250% risk weight for any MSRs or DTAs not deducted from CET1 capital, and assign an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	Actual		Required Minimum plus Required CCB for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
December 31, 2019
CET1 capital	$14,304	10.0%	7.0
Tier 1 capital	15,874	11.1	8.5
Total capital	18,542	13.0	10.5
Tier 1 leverage	15,874	10.0	4.0
Risk-weighted assets	142,915
Quarterly adjusted average assets	158,782
December 31, 2018
CET1 capital	$14,485	10.6%	6.4%
Tier 1 capital	15,325	11.3	7.9
Total capital	18,157	13.3	9.9
Tier 1 leverage	15,325	10.0	4.0
Risk-weighted assets	136,202
Quarterly adjusted average assets	153,026
(1) Required “Minimum Capital ratio” for 2019 and 2018 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratio” includes capital conservation buffer of 2.500% for 2019 and 1.875% for 2018; N/A to Tier 1 leverage.

At December 31, 2019, our CET1 capital, tier 1 capital and total capital ratios were 10.0%, 11.1% and 13.0%, respectively, as compared with 10.6%, 11.3% and 13.3%, respectively, as of December 31, 2018. The CET1 capital ratio decreased as $6.7 billion of risk-weighted asset (“RWA”) growth, the impact of the capital actions described in “—Capital Transactions” below, and an increase in goodwill and intangibles related to Acquisitions, were partially offset by net income for the year ended December 31, 2019. The tier 1 capital ratio decreased as the changes in the CET1 capital ratio were partially offset by the issuance of preferred stock as described further in “—Capital Transactions” below. The total capital ratio decreased due to the changes in CET1 and tier 1 capital ratios and an increase in non-qualifying subordinated debt. At December 31, 2019, our CET1 capital, tier 1 capital and total capital ratios were approximately 300 basis points, 260 basis points and 250 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.3 billion at December 31, 2019, and decreased $181 million from $14.5 billion at December 31, 2018, as common share repurchases, dividends and an increase in goodwill and intangibles related to Acquisitions were partially offset by net income for the year ended December 31, 2019. Tier 1 capital at December 31, 2019 totaled $15.9 billion, reflecting a $549 million increase from $15.3 billion at December 31, 2018, driven by the changes in CET1 capital and the issuance of preferred stock. At December 31, 2019, we had $1.6 billion of non-cumulative perpetual preferred stock issued and outstanding, an increase of $730 million from $840 million at December 31, 2018, given the first quarter 2019 issuance of 300,000 shares of Series D Preferred Stock and the fourth quarter 2019 issuance of 450,000 shares of Series E Preferred

Citizens Financial Group, Inc. | 66

Stock that qualified as additional tier 1 capital. Total capital of $18.5 billion at December 31, 2019, increased $385 million from December 31, 2018, driven by the changes in CET1 and tier 1 capital and an increase in non-qualifying subordinated debt.
RWA totaled $142.9 billion at December 31, 2019, based on U.S. Basel III Standardized rules, up $6.7 billion from December 31, 2018. This increase was driven by growth in retail loans, including education, residential mortgages and unsecured retail portfolios, as well as higher commercial loans and commitments, higher derivative valuations and multi-family loans. The increase in RWA was also driven by the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842) and market risk RWA, as we met the reporting threshold prescribed by Market Risk Capital Guidelines. These increases were partially offset by run-off in the home equity portfolio and lower investment securities.
As of December 31, 2019, the tier 1 leverage ratio was 10.0% and was stable with December 31, 2018 as the $5.8 billion increase in quarterly adjusted average assets was offset by the increase in tier 1 capital.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	December 31, 2019	December 31, 2018
Total common stockholders’ equity	$20,631	$19,977
Exclusions:(1)
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	(1)	490
Derivatives	(3)	143
Unamortized net periodic benefit costs	415	463
Deductions:
Goodwill	(7,044)	(6,923)
Deferred tax liability associated with goodwill	374	366
Other intangible assets	(68)	(31)
Total common equity tier 1	14,304	14,485
Qualifying preferred stock	1,570	840
Total tier 1 capital	15,874	15,325
Qualifying subordinated debt(2)	1,372	1,499
Allowance for loan and lease losses	1,252	1,242
Allowance for credit losses for off-balance sheet exposure	44	91
Total capital	$18,542	$18,157
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of December 31, 2019 and 2018, the amount of non-qualifying subordinated debt excluded from regulatory capital was $267 million and $139 million, respectively.

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

Citizens Financial Group, Inc. | 67

Capital Transactions
We completed the following capital actions during 2019:

•	Declared quarterly common stock dividends of $0.32 per share for the first and second quarters of 2019, and $0.36 per share for the third and fourth quarters of 2019, aggregating to $617 million;

•	Declared semi-annual dividends of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $14 million;

•	Declared semi-annual dividends of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $18 million;

•	Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $19 million;

•
Issued $300 million, or 12,000,000 depository shares, of 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock (the “Series D Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $293 million;

•
Declared quarterly dividends of $11.82 per share in the first quarter of 2019 and $15.88 per share in the second, third, and fourth quarters of 2019 on the Series D Preferred Stock, aggregating to $18 million;

•
Issued $450 million, or 18,000,000 depository shares, of 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock (the “Series E Preferred Stock”), par value of $25.00 per share with a liquidation preference of $1,000 per share, with net proceeds of $437 million;

•	Declared a quarterly dividend of $9.44 per share in fourth quarter 2019 on the Series E Preferred Stock, aggregating to $4 million; and

•	Repurchased $1.2 billion of our outstanding common stock
Banking Subsidiary’s Capital
The following table presents CBNA’s capital ratios under U.S. Basel III Standardized rules:

	December 31, 2019		December 31, 2018
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,610	11.0%	$11,994	10.6%
Tier 1 capital	15,610	11.0	11,994	10.6
Total capital	17,937	12.6	14,252	12.5
Tier 1 leverage	15,610	9.9	11,994	9.9
Risk-weighted assets	142,555		113,610
Quarterly adjusted average assets	158,391		121,686
CBNA CET1 capital totaled $15.6 billion at December 31, 2019, up $3.6 billion from $12.0 billion at December 31, 2018. The increase was primarily driven by the net impact of the merger of CBPA into CBNA effective January 2, 2019, and net income for the year ended December 31, 2019. The increase was partially offset by dividend payments to the Parent Company and an increase in goodwill and intangibles related Acquisitions. Total capital was $17.9 billion at December 31, 2019, an increase of $3.7 billion from December 31, 2018, driven by the change in CET1 capital, an increase in the ACL, primarily attributable to the merger and slightly offset by an increase in non-qualifying subordinated debt.
CBNA had RWA of $142.6 billion at December 31, 2019, an increase of $28.9 billion from December 31, 2018 driven primarily by the merger of CBPA into CBNA, in addition to growth in retail loans, commercial loans and commitments and higher derivative valuations. RWA was also increased by the creation of a right-of-use asset in conjunction with the adoption of ASU 2016-02, Leases (Topic 842) and market risk RWA, as we met the reporting threshold prescribed by Market Risk Capital Guidelines. These increases were partially offset by run-off in the home equity portfolio and certain sales of investment securities.
As of December 31, 2019, the CBNA tier 1 leverage ratio was 9.9% and was stable with December 31, 2018 as the $36.7 billion increase in quarterly adjusted average assets was offset by the increase in tier 1 capital.

Citizens Financial Group, Inc. | 68

LIQUIDITY
Liquidity is defined as our ability to meet our cash flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress scenario funding requirements, we identify and manage contingent liquidity; consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity (cash balances at the FRB and unencumbered securities) as a subset of contingent liquidity (asset liquidity and undrawn FHLB capacity). We consider the effective and prudent management of liquidity to be fundamental to our financial health and strength.
We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA as a result of investing in bank equity and subordinated debt and externally issued preferred stock as well as senior and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; the needs of subsidiaries, including CBNA, for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
On January 29, 2019, the Parent Company issued $300 million, or 12,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). For further information, see Note 16 in Item 8.
On July 25, 2019, the Parent Company issued $500 million in seven-year 2.850% fixed-rate senior notes.
On October 28, 2019, the Parent Company issued $450 million, or 18,000,000 depositary shares, each representing a 1/40th interest in a share of its 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). For further information, see Note 16 in Item 8.
On February 6, 2020, the Parent Company issued $300 million in ten-year 2.500% fixed-rate senior notes.
For further information on outstanding debt and preferred stock, see Note 12 and Note 16 in Item 8.
During the years ended December 31, 2019 and 2018, the Parent Company declared and paid dividends on common stock of $617 million and $471 million, respectively, and declared dividends on preferred stock of $73 million and $29 million, respectively. In addition, the Parent Company repurchased $1.220 billion and $1.025 billion of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.4 billion as of December 31, 2019 compared with $911 million as of December 31, 2018. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At December 31, 2019, the Parent Company’s double-leverage ratio was 99%.
CBNA Liquidity
In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 12 in Item 8.
As CBNA’s major businesses involve taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves

Citizens Financial Group, Inc. | 69

maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
On February 14, 2019, CBNA issued $1.5 billion in senior notes, consisting of $700 million in three-year 3.250% fixed-rate notes, $300 million in three-year floating-rate notes, and $500 million in seven-year 3.750% fixed-rate notes.
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
Factors Affecting Liquidity
Given the composition of assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by events such as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as a lender of last resort in systemic stress.
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

December 31, 2019
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not Rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At December 31, 2019, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable

Citizens Financial Group, Inc. | 70

federal regulators. For further discussion, see the “Regulation and Supervision — Financial Regulatory Reform” and “—Liquidity Requirements” sections in Item 1.
The LCR was developed by the U.S. federal banking regulators to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. In accordance with the October 2019 Final Rules, Category IV institutions with less than $50 billion in weighted short-term wholesale funding, such as us, are no longer subject to the requirements of the LCR rule as of December 31, 2019.
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury unit in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. In managing liquidity risk, the Funding and Liquidity unit delivers regular and comprehensive reporting, including current levels versus threshold limits, for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
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
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2019:

•	Core deposits continued to be our primary source of funding and our consolidated year-end loans-to-deposits ratio, which excludes LHFS, was 95.0%;

•	Our cash position (which is defined as cash balance held at the FRB) totaled $2.1 billion;

•
Contingent liquidity was $28.5 billion, consisting of unencumbered high-quality liquid securities of $19.2 billion, unused FHLB capacity of $7.2 billion, and our cash position of $2.1 billion. Asset liquidity (a component of contingent liquidity) was $21.3 billion, consisting of our cash position of $2.1 billion and unencumbered high-quality liquid securities of $19.2 billion;

•
Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $12.4 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and

•	For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2019 and 2018, see the Consolidated Statements of Cash Flows in Item 8.
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

Citizens Financial Group, Inc. | 71

CONTRACTUAL OBLIGATIONS
The following table presents our outstanding contractual obligations as of December 31, 2019:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Deposits with a stated maturity of less than one year (1) (2)	$106,577	$106,577	$—	$—	$—
Term deposits (1)	18,736	16,151	2,311	270	4
Long-term borrowed funds (1) (3)	14,047	2,504	8,462	1,058	2,023
Contractual interest payments (4)	895	324	329	155	87
Lease liabilities maturing under non-cancelable operating leases	806	150	275	182	199
Purchase obligations (5)	822	317	320	148	37
Total outstanding contractual obligations	$141,883	$126,023	$11,697	$1,813	$2,350
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 18 in Item 8:

	December 31,
(in millions)	2019	2018	Change	Percent
Commitments to extend credit	$72,743	$69,553	$3,190	5%
Letters of credit	2,190	2,125	65	3
Risk participation agreements	37	19	18	95
Loans sold with recourse	37	5	32	NM
Marketing rights	33	37	(4)	(11)
Total	$75,040	$71,739	$3,301	5%
CRITICAL ACCOUNTING ESTIMATES
Our audited Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our audited Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. See Note 1 in Item 8, for further discussion of our significant accounting policies.
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

Citizens Financial Group, Inc. | 72

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

Citizens Financial Group, Inc. | 73

value of the collateral less costs to sell. The fair value of collateral is periodically monitored subsequent to the modification.
Changes in the levels of estimated losses can significantly affect management’s determination of an appropriate ALLL. For retail loans, losses are affected by such factors as loss severity, collateral values, economic conditions, and other factors. A one basis point and five basis point increase in the estimated loss rate for retail loans at December 31, 2019 would have increased the ALLL by $6 million and $31 million, respectively. The ALLL for our Commercial Banking segment is sensitive to assigned credit risk ratings and inherent loss rates. If 10% and 20% of the December 31, 2019 year end loan balances (including unfunded commitments) within each risk rating category of our Commercial Banking segment had experienced downgrades of two risk categories, the ALLL would have increased by $66 million and $126 million, respectively.
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
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 and Note 5 in Item 8.
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

Citizens Financial Group, Inc. | 74

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
For additional information regarding our fair value measurements, see Note 1, Note 3, Note 8, Note 13, and Note 19 in Item 8.

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of December 31, 2019

Pronouncement	Summary of Guidance	Effects on Financial Statements
Simplifying the Accounting for Income Taxes Issued December 2019
•
The guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.

•
Simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates.

•
Clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.

• Required effective date: January 1, 2021. Early adoption is permitted. The Company adopted this guidance effective January 1, 2020.

• Adoption did not have an impact on our Consolidated Financial Statements.

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

•
Required effective date: January 1, 2020. Early adoption is permitted. We did not adopt this guidance prior to the required effective date.

•
Adoption is not expected to have a material impact on our Consolidated Financial Statements.

Citizens Financial Group, Inc. | 75

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
Third Line of Defense
Our Internal Audit function is the third line of defense providing independent assurance with a view of the effectiveness of our internal controls, governance practices, and culture so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to any and all of our records, physical properties and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to the Board’s Audit Committee on a quarterly basis.
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

Citizens Financial Group, Inc. | 76

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
Key Management Processes
We employ a comprehensive and integrated risk control program to proactively identify, measure, monitor, and mitigate existing and emerging credit risks across the credit life cycle (origination, account management/portfolio management, and loss mitigation and recovery).
Consumer
On the Consumer Banking side of credit risk, our teams use models to evaluate consumer loans across the life cycle of the loan. Starting at origination, credit scoring models are used to forecast the probability of default of an applicant. When approving customers for a new loan or extension of an existing credit line, credit scores are used in conjunction with other credit risk variables such as affordability, length of term, collateral value, collateral type, and lien subordination.
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

Citizens Financial Group, Inc. | 77

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
MARKET RISK
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including hedging of interest rate and foreign exchange risk. As described below, more material market risk arises from our non-trading banking activities, such as loan origination and deposit-gathering. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage market risk for both trading and non-trading activities.
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

Citizens Financial Group, Inc. | 78

A major source of structural interest rate risk is a difference in the repricing of assets relative to liabilities and equity. There are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in LIBOR, while the rate paid on debt or certificates of deposit may be fixed for a longer period. There may also be differences in the drivers of rate changes. Loans may be tied to a specific index rate such as LIBOR or Prime, while deposits may be only loosely correlated with LIBOR and dependent upon competitive demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty and most consumer deposits can also be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
A primary source of our structural interest rate risk relates to faster repricing of floating-rate loans relative to retail deposit funding. This source of asset sensitivity is more biased toward the short end of the yield curve. After a period of slowly raising short-term rates to a more neutral stance, the FRB adjusted their policy stance with a mid-cycle adjustment, reducing short term rates by 75 basis points in 2019. As this shift occurred, we reduced our asset sensitivity to a more moderate level to account for the less certain outlook for policy rates.
The secondary source of our interest rate risk is driven by longer term rates comprising the rollover or reinvestment risk on fixed-rate loans, as well as prepayment risk on mortgage-related loans and securities funded by non-rate sensitive deposits and equity.
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by our Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within our risk appetite, we must measure the exposure and hedge it, as necessary. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on our structural interest rate risk position. These exposures are reported on a monthly basis to the Asset Liability Committee and at Board meetings.
We measure structural interest rate risk through a variety of metrics intended to quantify both short-term and long-term exposures. The primary method we use to quantify interest rate risk is simulation analysis in which we model net interest income from assets, liabilities and hedge derivative positions under various interest rate scenarios over a three-year horizon. Exposure to interest rate risk is reflected in the variation of forecasted net interest income across the scenarios.
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. The most material of these behavioral assumptions relate to the repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities, as well as the pace of mortgage prepayments. Assessments are periodically made by running sensitivity analyses to determine the impact of key assumptions. The results of these analyses are reported to the Asset Liability Committee.
As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario, as well as a variety of deliberately extreme and perhaps unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenario is compared to net interest income in a base case where market forward rates are realized.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates was used in this analysis, we believe that any actual shift in interest rates would likely be more gradual and therefore have a more modest impact.

Citizens Financial Group, Inc. | 79

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2019	2018
Instantaneous Change in Interest Rates
+200	6.9%	9.5%
+100	3.6	4.8
-100	(3.8)	(4.5)
Gradual Change in Interest Rates
+200	3.2%	4.9%
+100	1.5	2.5
-100	(1.9)	(1.1)

Given broad expectations that the FRB will maintain its current policy stance, we continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates was 3.2% at December 31, 2019, compared with 4.9% at December 31, 2018. Additionally, approximately 75% to 80% of this asset sensitivity is tied to long-term interest rate exposure (greater than six months). The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, Economic Value of Equity (“EVE”), as a supplement to net interest income simulations. EVE complements net interest income simulation analysis, as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital.
We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances. The table below summarizes the related hedging activities.

	December 31, 2019					December 31, 2018
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$19,350	($2)	1.5	1.7%	1.7%	$8,100	$3	2.2	1.7%	2.5%
Fair value - receive-fixed/pay-variable - conventional debt	4,650	(1)	2.0	2.0	1.9	3,450	2	2.4	1.8	2.7
Cash flow - pay-fixed/receive-variable - conventional ALM	3,000	2	4.5	1.7	1.7	500	—	—	2.4	1.3
Fair value - pay-fixed/receive-variable - conventional ALM(2)	2,846	2	4.5	1.8	1.8	—	—	—	—	—
Total portfolio swaps	$29,846	$1	2.2	1.8%	1.8%	$12,050	$5	2.2	1.8%	2.5%
Floors - conventional ALM	$—	$—	—	—	—	$7,000	$—	0.5
(1) In 2019, we reduced asset sensitivity over the December 2019 to December 2021 period with the addition of $1.8 billion of December 2019 forward starting receive-fixed interest rate swaps as part of an ongoing program to manage interest rate risk.
(2) In 2019, we executed a last-of-layer hedge utilizing pay-fixed interest rate swap agreements to manage the interest rate exposure on mortgage-backed securities held in our available for sale debt securities portfolio. As of December 31, 2019, the notional and fair value of these hedges was $2.0 billion and
$2 million, respectively.

Citizens Financial Group, Inc. | 80

Capital Markets

A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance mergers and acquisitions transactions for our clients.  We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential loss, and sub-limits for specific asset classes.  Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including risks related to duration, basis, convexity, volatility and yield curve. Through December 31, 2019, we had elected to account for the MSRs acquired from FAMC at fair value while maintaining a lower of cost or market approach on our MSRs held before the FAMC acquisition. On January 1, 2020, we elected to change our accounting treatment such that all MSRs will be accounted for at fair value.
As part of our overall risk management strategy relative to the fair market value of the MSRs we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of December 31, 2019 and 2018, the fair value of the FAMC MSRs was $642 million and $600 million, respectively, and the total notional amount of related derivative contracts was $8.6 billion and $4.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As of December 31, 2019 and 2018, our MSRs held before the FAMC acquisition had a book value of $182 million and $221 million, respectively, and were carried at the lower of cost or market. As of December 31, 2019 and 2018, these MSRs had a fair value of $193 million and $243 million, respectively, which exceeded the carrying value at those dates.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products, as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI.
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
We record these rate derivatives and foreign exchange contracts as derivative assets and liabilities on our Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the Consolidated Statements of Operations.
Market Risk Governance
The market risk limit setting process is established in-line with the formal enterprise risk appetite process and policy. This appetite reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries of how much market risk to assume. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business and/or trading desk is permitted to operate, which is reviewed at least annually. Dealing authorities are structured to accommodate client facing trades and hedges needed to manage the risk profile. Primary responsibility for keeping within established tolerances

Citizens Financial Group, Inc. | 81

resides with the business. Key risk indicators, including VaR, open foreign currency positions and single name risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
Market Risk Measurement
We use VaR as a statistical measure for estimating potential exposure of our traded market risk in normal market conditions. Our VaR framework for risk management and regulatory reporting is the same. Risk management VaR is based on a one day holding period to a 99% confidence level, whereas regulatory VaR is based on a ten day holding period to the same confidence level. In addition to VaR, non-statistical measurements for measuring risk are employed, such as sensitivity analysis, market value and stress testing.
Our market risk platform and associated market risk and valuation models capture correlation effects across all our “covered positions” and allow for aggregation of market risk across products, risk types, business lines and legal entities. We measure, monitor and report market risk for both management and regulatory capital purposes.
VaR Overview
    The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading desk’s Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2019 and 2018, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

Citizens Financial Group, Inc. | 82

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk and do qualify, as “covered positions.” For the three months ended December 31, 2019 we were subject to the reporting threshold under the Market Risk Rule, which resulted in the inclusion of $695 million of calculated risk-weighted assets. However, for the three months ended December 31, 2018, we were not subject to the reporting threshold. As a result, $785 million of calculated market risk-weighted assets as of December 31, 2018 was not included in our risk-weighted assets and our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR. The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended December 31, 2019				For the Three Months Ended December 31, 2018
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$—	$1	$—	$—	$1	$2	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	5	4	5	3	5	2	5	2
Commodity	—	—	—	—	—	—	—	—
General VaR	5	4	5	3	5	3	5	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$4	$5	$3	$5	$3	$5	$1
Stressed General VaR	$13	$10	$13	$7	$13	$13	$15	$10
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$10	$13	$7	$13	$13	$15	$10
Market Risk Regulatory Capital	$42				$47
Specific Risk Not Modeled Add-on	14				16
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$56				$63
Market Risk-Weighted Assets (calculated)	$695				$785
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing) (1)	$695				$—
 (1) For the three months ended December 31, 2018 we did not meet the reporting threshold prescribed by Market Risk Rule.

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

Citizens Financial Group, Inc. | 83

Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from our trading activities that may not be fully captured by our other models. Hypothetical scenarios also assume that market moves happen simultaneously and no repositioning or hedging activity takes place to mitigate losses as market events unfold. We generate stress tests of our trading positions on a daily basis. For example, we currently include a stress test that simulates a “Lehman-type” crisis scenario by taking the worst 20-trading day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.
VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owners. The independent review and validation focuses on the model methodology, market data, and performance. Independent review of market risk measurement models is the responsibility of Citizens’ Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them and an assessment of the soundness of the required data over time. Where possible, the quantitative impact of the major underlying modeling assumptions will be estimated (e.g., through developing alternative models). Results of such reviews are shared with our U.S. banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to a market data mapping.
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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the year ended December 31, 2019.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 84

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction— Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following tables present key components and computations of key performance metrics as well as computations of non-GAAP financial measures representing our “Underlying” results used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2019	2018
Noninterest income, Underlying:
Noninterest income (GAAP)		$1,877	$1,596
Less: Notable items		—	(5)
Noninterest income, Underlying (non-GAAP)		$1,877	$1,601
Total revenue, Underlying:
Total revenue (GAAP)	A	$6,491	$6,128
Less: Notable items		—	(5)
Total revenue, Underlying (non-GAAP)	B	$6,491	$6,133
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$3,847	$3,619
Less: Notable items		68	54
Noninterest expense, Underlying (non-GAAP)	D	$3,779	$3,565
Pre-provision profit:
Total revenue (GAAP)	A	6,491	$6,128
Less: Noninterest expense (GAAP)	C	3,847	3,619
Pre-provision profit (GAAP)		2,644	$2,509
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	B	$6,491	$6,133
Less: Noninterest expense, Underlying (non-GAAP)	D	3,779	3,565
Pre-provision profit, Underlying (non-GAAP)		$2,712	$2,568
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$2,251	$2,183
Less: Income (expense) before income tax expense (benefit) related to notable items		(68)	(59)
Income before income tax expense, Underlying (non-GAAP)	F	$2,319	$2,242
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$460	$462
Less: Income tax expense (benefit) related to notable items		(51)	(43)
Income tax expense, Underlying (non-GAAP)	H	$511	$505
Effective income tax rate (GAAP)	G/E	20.43%	21.16%
Effective income tax rate, Underlying (non-GAAP)	H/F	22.03	22.55
Net income, Underlying:
Net income (GAAP)	I	$1,791	$1,721
Add: Notable items, net of income tax expense (benefit)		17	16
Net income, Underlying (non-GAAP)	J	$1,808	$1,737
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$1,718	$1,692
Add: Notable items, net of income tax expense (benefit)		17	16
Net income available to common stockholders, Underlying (non-GAAP)	L	$1,735	$1,708

Citizens Financial Group, Inc. | 85

		Year Ended December 31,
(in millions, except share, per-share and ratio data)	Ref.	2019	2018
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,325	$19,645
Return on average common equity	K/M	8.45%	8.62%
Return on average common equity, Underlying (non-GAAP)	L/M	8.53	8.69
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,325	$19,645
Less: Average goodwill (GAAP)		7,036	6,912
Less: Average other intangibles (GAAP)		71	14
Add: Average deferred tax liabilities related to goodwill (GAAP)		371	359
Average tangible common equity	N	$13,589	$13,078
Return on average tangible common equity	K/N	12.64%	12.94%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	12.76	13.06
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$162,176	$154,553
Return on average total assets	I/O	1.10%	1.11%
Return on average total assets, Underlying (non-GAAP)	J/O	1.11	1.12
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$162,176	$154,553
Less: Average goodwill (GAAP)		7,036	6,912
Less: Average other intangibles (GAAP)		71	14
Add: Average deferred tax liabilities related to goodwill (GAAP)		371	359
Average tangible assets	P	$155,440	$147,986
Return on average total tangible assets	I/P	1.15%	1.16%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.16	1.17
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	59.28%	59.06%
Efficiency ratio, Underlying (non-GAAP)	D/B	58.23	58.13
Operating leverage and operating leverage, Underlying:
Increase in total revenue		5.91%	7.37%
Increase in noninterest expense		6.30	4.18
Operating Leverage		(0.39)%	3.19%
Increase in total revenue, Underlying (non-GAAP)		5.83%	7.58%
Increase in noninterest expense, Underlying (non-GAAP)		6.00	4.30
Operating Leverage, Underlying (non-GAAP)		(0.17)%	3.28%

Net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	Q	449,731,453	478,822,072
Average common shares outstanding - diluted (GAAP)	R	451,213,701	480,430,741
Net income per average common share - basic (GAAP)	K/Q	$3.82	$3.54
Net income per average common share - diluted (GAAP)	K/R	3.81	3.52
Net income per average common share-basic, Underlying (non-GAAP)	L/Q	3.86	3.57
Net income per average common share-diluted, Underlying (non-GAAP)	L/R	3.84	3.56
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	S	$1.36	$0.98
Dividend payout ratio	S/(K/Q)	36%	28%
Dividend payout ratio, Underlying (non-GAAP)	S/(L/Q)	35	27

Citizens Financial Group, Inc. | 86

		As of and for the Year Ended December 31,
		2019				2018
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (GAAP)	T	$875	$870	$46	$1,791	$767	$927	$27	$1,721
Less: Preferred stock dividends		—	—	73	73	—	—	29	29
Net income (loss) available to common stockholders	U	$875	$870	($27)	$1,718	$767	$927	($2)	$1,692
Efficiency ratio:
Total revenue (GAAP)	V	$4,338	$2,073	$80	$6,491	$4,037	$2,042	$49	$6,128
Noninterest expense (GAAP)	W	2,851	858	138	3,847	2,723	813	83	3,619
Efficiency ratio	W/V	65.72%	41.38%	NM	59.28%	67.47%	39.80%	NM	59.06%
Return on average total tangible assets:
Average total assets (GAAP)		$66,240	$55,947	$39,989	$162,176	$62,444	$52,362	$39,747	$154,553
Less: Average goodwill (GAAP)		120	40	6,876	7,036	25	11	6,876	6,912
Less: Average other intangibles (GAAP)		65	6	—	71	12	2	—	14
Add: Average deferred tax liabilities related to goodwill (GAAP)		—	—	371	371	—	—	359	359
Average total tangible assets	X	$66,055	$55,901	$33,484	$155,440	$62,407	$52,349	$33,230	$147,986
Return on average total tangible assets	T/X	1.32%	1.56%	NM	1.15%	1.23%	1.77%	NM	1.16%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Citizens Financial Group, Inc. | 87

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 88

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 93, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Citizens Financial Group, Inc. | 90

ALLL - Commercial Loan Portfolio - Refer to Note 5 to the consolidated financial statements
Critical Audit Matter Description
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the allowance ALLL and the reserve for unfunded lending commitments. On a quarterly basis, the Company evaluates the adequacy of the ALLL and the reserve for unfunded lending commitments by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors.
The evaluation of the adequacy of the commercial, commercial real estate, and lease (collectively “commercial loan portfolio”) ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default (“PD”), loss given default (“LGD”) and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors may be included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses.
The ALLL and the reserve for unfunded commitments is adjusted to reflect Management’s current assessment of various qualitative risks, factors and events that may not be measured in the statistical analysis (“qualitative component”). Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The Company’s methodology for determining the qualitative component includes a statistical analysis of prior charge-off rates and a qualitative assessment of factors affecting the determination of incurred losses in the loan and lease portfolio.
Given the size and nature of the commercial loan portfolio and the subjective nature of estimating the ALLL and reserve for unfunded commitments, auditing the ALLL and reserve for unfunded commitments for the commercial loan portfolio involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the commercial loan portfolio ALLL and reserve for unfunded commitments included the following, among others:

•
We tested the effectiveness of controls over the (i) PD risk rating models, (ii) reviews of individual loans and the assignment of PD and LGD ratings, (iii) estimation of additional overlays and the qualitative component and (iv) the overall calculation of the commercial loan ALLL and reserve for unfunded commitments.

•	We used our credit specialists to assist us in evaluating the reasonableness of the PD risk rating models.

•	We evaluated the relevance of the historical loss rates and data used in the determination of the ALLL and reserve for unfunded commitments.

•	We evaluated the accuracy of the PD and LGD ratings assigned to a sample of individual loans within the commercial portfolio.

•	We evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures included in the qualitative component.

•	We tested the accuracy and evaluated the relevance of the historical loss data in the statistical analysis of prior charge-off rates used in determining the qualitative component.

•	We evaluated the reasonableness of the Company’s assessment and determination of the qualitative factors and related impact on the estimation of the qualitative component.

•	We tested the arithmetic accuracy of the calculation of the qualitative component.

•	We tested the arithmetic accuracy of the calculation of the commercial loan ALLL and reserve for unfunded commitments.

•
We evaluated the reasonableness of the Company’s commercial ALLL and reserve for unfunded commitments methodology and models by comparing actual loan losses to those amounts previously estimated by the Company.

Citizens Financial Group, Inc. | 91

Current Expected Credit Losses (ASC 326) Adoption -Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
The Company will adopt ASC 326 on January 1, 2020, retrospectively for loans and leases and HTM securities and prospectively for AFS securities.
To estimate the ACL under CECL, Citizens uses models and other estimation techniques that are sensitive to changes in forecasted economic conditions. The Company applies qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects the Company’s best estimate of current expected credit losses.
The Company expects to recognize an increase in the ACL upon adoption of approximately $450 million, based on a two-year reasonable and supportable forecast period, and a one-year reversion to long-term historical macroeconomic variables. The increase in ACL is primarily related to consumer loans, such as residential mortgage, unsecured and education, due to the requirement to estimate credit losses over the full remaining expected life of the asset.
Given the subjective nature of estimating the losses under ASC 326 for the purpose of disclosing the estimated impact of the adoption of ASC 326, auditing the disclosure of the expected impact of adoption of ASC 326 on January 1, 2020 involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the expected impact of the adoption of ASC 326 disclosure included the following, among others:

•
We tested the effectiveness of management’s controls covering the disclosure of the expected impact of the adoption of ASC 326, including controls covering accounting policy decisions, key assumptions and judgments, loss estimation modeling methodologies and the calculation of the expected credit losses.

•	We evaluated the appropriateness of the accounting policy decisions and disclosure of the estimated impact of the ASC 326 adoption.

•	We, with the assistance of our credit specialists, evaluated the reasonableness of the key assumptions and judgments, losses estimation modeling methodologies and calculated expected credit losses.

•	We tested the arithmetic accuracy of the calculation of the expected credit losses.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2020
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2020

Citizens Financial Group, Inc. | 93

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$1,175	$1,081
Interest-bearing cash and due from banks	2,211	2,993
Interest-bearing deposits in banks	297	148
Debt securities available for sale, at fair value (including $359 and $363 pledged to creditors, respectively) (1)	20,613	19,895
Debt securities held to maturity (fair value of $3,242 and $4,041, respectively, and including $249 and $0 pledged to creditors, respectively) (1)	3,202	4,165
Equity investment securities, at fair value	47	181
Equity investment securities, at cost	807	834
Loans held for sale, at fair value	1,946	1,219
Other loans held for sale	1,384	101
Loans and leases	119,088	116,660
Less: Allowance for loan and lease losses	(1,252)	(1,242)
Net loans and leases	117,836	115,418
Derivative assets	807	317
Premises and equipment, net	761	791
Bank-owned life insurance	1,725	1,698
Goodwill	7,044	6,923
Other assets	5,878	4,754
TOTAL ASSETS	$165,733	$160,518
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$29,233	$29,458
Interest-bearing	96,080	90,117
Total deposits	125,313	119,575
Federal funds purchased and securities sold under agreements to repurchase	265	1,156
Other short-term borrowed funds	9	161
Derivative liabilities	120	292
Deferred taxes, net	866	573
Long-term borrowed funds	14,047	15,925
Other liabilities	2,912	2,019
TOTAL LIABILITIES	143,532	139,701
Contingencies (refer to Note 18)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 1,600,000 shares issued and outstanding at December 31, 2019 and 850,000 shares issued and outstanding at December 31, 2018	1,570	840
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 568,238,730 shares issued and 433,121,083 shares outstanding at December 31, 2019 and 566,819,863 shares issued and 466,007,984 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	18,891	18,815
Retained earnings	6,498	5,385
Treasury stock, at cost, 135,117,647 and 100,811,879 shares at December 31, 2019 and December 31, 2018, respectively	(4,353)	(3,133)
Accumulated other comprehensive loss	(411)	(1,096)
TOTAL STOCKHOLDERS’ EQUITY	22,201	20,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,733	$160,518
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 94

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2019	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$5,441	$5,010	$4,249
Interest and fees on loans held for sale, at fair value	63	37	18
Interest and fees on other loans held for sale	13	10	10
Investment securities	642	672	625
Interest-bearing deposits in banks	30	29	18
Total interest income	6,189	5,758	4,920
INTEREST EXPENSE:
Deposits	1,155	785	441
Federal funds purchased and securities sold under agreements to repurchase	8	6	3
Other short-term borrowed funds	2	9	17
Long-term borrowed funds	410	426	286
Total interest expense	1,575	1,226	747
Net interest income	4,614	4,532	4,173
Provision for credit losses	393	326	321
Net interest income after provision for credit losses	4,221	4,206	3,852
NONINTEREST INCOME:
Service charges and fees	505	513	516
Mortgage banking fees	302	152	108
Card fees	254	244	233
Capital markets fees	216	179	194
Trust and investment services fees	202	171	158
Foreign exchange and interest rate products	155	126	109
Letter of credit and loan fees	135	128	121
Securities gains, net	19	19	11
Net securities impairment losses recognized in earnings on debt securities	(2)	(3)	(7)
Other income	91	67	91
Total noninterest income	1,877	1,596	1,534
NONINTEREST EXPENSE:
Salaries and employee benefits	2,026	1,880	1,766
Equipment and software expense	514	464	443
Outside services	498	447	404
Occupancy	333	333	319
Other operating expense	476	495	542
Total noninterest expense	3,847	3,619	3,474
Income before income tax expense	2,251	2,183	1,912
Income tax expense	460	462	260
NET INCOME	$1,791	$1,721	$1,652
Net income available to common stockholders	$1,718	$1,692	$1,638
Weighted-average common shares outstanding:
Basic	449,731,453	478,822,072	502,157,440
Diluted	451,213,701	480,430,741	503,685,091
Per common share information:
Basic earnings	$3.82	$3.54	$3.26
Diluted earnings	3.81	3.52	3.25
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 95

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income	$1,791	$1,721	$1,652
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $35, ($11) and ($9), respectively	103	(33)	(14)
Reclassification adjustment for net derivative losses (gains) included in net income, net of income taxes of $14, $10 and ($9), respectively	43	33	(16)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $165, ($79) and ($4), respectively	501	(239)	(6)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, ($1) and $0, respectively	—	(3)	—
Reclassification of net debt securities gains to net income, net of income taxes of ($8), ($4) and ($2), respectively	(15)	(12)	(2)
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $12, ($14) and $12, respectively	36	(35)	19
Amortization of actuarial loss, net of income taxes of $6, $3 and $5, respectively	13	14	13
Amortization of prior service cost, net of income taxes of $0, $0 and $0, respectively	(1)	(1)	(1)
Total other comprehensive income (loss), net of income taxes	680	(276)	(7)
Total comprehensive income	$2,471	$1,445	$1,645
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 96

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2017	—	$247	512	$6	$18,722	$2,703	($1,263)	($668)	$19,747
Dividends to common stockholders	—	—	—	—	—	(322)	—	—	(322)
Dividend to preferred stockholders	—	—	—	—	—	(14)	—	—	(14)
Treasury stock purchased	—	—	(22)	—	25	—	(845)	—	(820)
Share-based compensation plans	—	—	1	—	22	—	—	—	22
Employee stock purchase plan shares purchased	—	—	—	—	12	—	—	—	12
Total comprehensive income:
Net income	—	—	—	—	—	1,652	—	—	1,652
Other comprehensive loss	—	—	—	—	—	—	—	(7)	(7)
Total comprehensive income	—	—	—	—	—	1,652	—	(7)	1,645
Reclassification of tax effects resulting from the 2017 Tax Legislation	—	—	—	—	—	145	—	(145)	—
Balance at December 31, 2017	—	$247	491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—	—	—	—	(471)	—	—	(471)
Dividend to preferred stockholders	—	—	—	—	—	(29)	—	—	(29)
Preferred stock issued	1	593	—	—	—	—	—	—	593
Treasury stock purchased	—	—	(26)	—	—	—	(1,025)	—	(1,025)
Share-based compensation plans	—	—	1	—	20	—	—	—	20
Employee stock purchase plan shares purchased	—	—	—	—	14	—	—	—	14
Total comprehensive income:
Net income	—	—	—	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	—	—	—	—	(276)	(276)
Total comprehensive income	—	—	—	—	—	1,721	—	(276)	1,445
Balance at December 31, 2018	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(617)	—	—	(617)
Dividends to preferred stockholders	—	—	—	—	—	(73)	—	—	(73)
Preferred stock issued	1	730	—	—	—	—	—	—	730
Treasury stock purchased	—	—	(34)	—	—	—	(1,220)	—	(1,220)
Share-based compensation plans	—	—	1	—	59	—	—	—	59
Employee stock purchase plan shares purchased	—	—	—	—	17	—	—	—	17
Cumulative effect of change in accounting standards	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	1,791	—	—	1,791
Other comprehensive income	—	—	—	—	—	—	—	680	680
Total comprehensive income	—	—	—	—	—	1,791	—	680	2,471
Balance at December 31, 2019	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 97

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,791	$1,721	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	393	326	321
Originations of mortgage loans held for sale	(21,188)	(8,036)	(2,911)
Proceeds from sales of mortgage loans held for sale	20,430	8,149	3,161
Purchases of commercial loans held for sale	(1,979)	(1,944)	(2,057)
Proceeds from sales of commercial loans held for sale	2,065	1,857	1,963
Depreciation, amortization and accretion	633	489	487
Mortgage servicing rights valuation charge-off (recovery)	1	(3)	(2)
Debt securities impairment	2	3	7
Deferred income taxes	64	97	(136)
Share-based compensation	41	41	48
Net gain on sales of:
Debt securities	(25)	(19)	(11)
Equity securities	—	—	(1)
Premises and equipment	(6)	—	—
Other loans held for sale	—	—	(17)
Increase in other assets	(856)	(1,217)	(502)
Increase (decrease) in other liabilities	331	303	(119)
Net cash provided by operating activities	1,697	1,767	1,883
INVESTING ACTIVITIES
Investment securities:
Purchases of securities available for sale	(8,422)	(4,270)	(5,394)
Proceeds from maturities and paydowns of debt securities available for sale	3,946	3,258	3,470
Proceeds from sales of debt securities available for sale	5,016	998	1,257
Purchases of debt securities held to maturity	—	—	(171)
Proceeds from maturities and paydowns of debt securities held to maturity	398	522	561
Purchases of equity securities, at fair value	(717)	(162)	(326)
Proceeds from sales of equity securities, at fair value	851	150	253
Purchases of equity securities, at cost	(511)	(754)	(400)
Proceeds from sales of equity securities, at cost	538	642	637
Net (increase) decrease in interest-bearing deposits in banks	(149)	44	247
Purchases of mortgage servicing rights	—	(16)	(28)
Acquisitions, net of cash acquired	(129)	(533)	—
Net increase in loans and leases	(4,334)	(6,445)	(3,634)
Net increase in bank-owned life insurance	(27)	(42)	(44)
Premises and equipment:
Purchases	(126)	(232)	(253)
Proceeds from sales	31	—	—
Capitalization of software	(240)	(237)	(159)
Net cash used in investing activities	(3,875)	(7,077)	(3,984)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 98

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2019	2018	2017
FINANCING ACTIVITIES
Net increase in deposits	5,738	4,486	5,285
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(891)	341	(333)
Net decrease in other short-term borrowed funds	(157)	(5,211)	(4,959)
Proceeds from issuance of long-term borrowed funds	12,850	22,503	15,363
Repayments of long-term borrowed funds	(14,857)	(14,837)	(12,751)
Treasury stock purchased	(1,220)	(1,025)	(820)
Net proceeds from issuance of preferred stock	730	593	—
Dividends declared and paid to common stockholders	(617)	(471)	(322)
Dividends declared and paid to preferred stockholders	(65)	(14)	(14)
Payments of employee tax withholding for share-based compensation	(21)	(13)	(20)
Net cash provided by financing activities	1,490	6,352	1,429
(Decrease) increase in cash and cash equivalents(a)	(688)	1,042	(672)
Cash and cash equivalents at beginning of period(a)	4,074	3,032	3,704
Cash and cash equivalents at end of period(a)	$3,386	$4,074	$3,032

Supplemental disclosures:
Interest paid	$1,560	$1,184	$716
Income taxes paid	326	241	371
Non-cash items:
Transfer of securities from available for sale to held to maturity	$192	$—	$—
Transfer of securities from held to maturity to available for sale	734	—	—
Loans securitized and transferred to securities available for sale	150	142	134
Stock issued for share-based compensation plans	59	20	22
Stock issued for Employee Stock Purchase Plan	17	14	12
Due from broker for securities sold but not settled	—	—	6
(a) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its banking subsidiary Citizens Bank, National Association. The Company also provides M&A, capital raising and other financial advisory services to middle market companies across a focused set of industry verticals through its broker-dealer CCMI.
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

Acquisitions
On January 1, 2019, the Company acquired Clarfeld Financial Advisors, LLC (“Clarfeld”), a Tarrytown, New York-based boutique wealth management and financial advisory firm, for total consideration of $110 million. As part of this transaction, the Company expanded its wealth management position with the addition of a robust client base. The Company recognized goodwill of $83 million and other intangibles of $21 million related to the transaction.
On March 1, 2019, the Company acquired certain assets and assumed certain liabilities of Bowstring Advisors, LLC (“Bowstring”), an Atlanta, Georgia-based mergers and acquisitions advisory and capital raising firm, for the consideration of $40 million. As part of this transaction, the Company expanded its mergers and acquisitions advisory position with the addition of a referral network and experienced staff. The Company recognized goodwill of $35 million and other intangibles of $6 million related to the transaction.

Citizens Financial Group, Inc. | 100

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

•
Required disclosures are included in Note 13.

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

•
Required lessor disclosures are included in Note 4 and required lessee disclosures are included in Note 8.

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

Citizens Financial Group, Inc. | 101

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

•
The Company adopted the new standard on January 1, 2020, retrospectively for loans and leases and HTM securities and prospectively for AFS securities.

•
To estimate the ACL under CECL, Citizens uses models and other estimation techniques that are sensitive to changes in forecasted economic conditions. The Company applies qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be adequately reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects the Company’s best estimate of current expected credit losses.

•
The Company recognized an increase in the ACL upon adoption of approximately $450 million, based on a two-year reasonable and supportable forecast period, and a one-year reversion to long-term historical macroeconomic variables. The increase in ACL is primarily related to consumer loans, such as residential mortgage, unsecured and education, due to the requirement to estimate credit losses over the full remaining expected life of the asset.

•
Adoption of the new standard could produce higher volatility in the quarterly provision for credit losses than our current reserve process and could adversely impact the Company’s ongoing earnings.

•
The increase in ACL upon adoption reduced the Company’s CET1 capital ratio by 24 basis points on a fully-phased in basis. This capital impact will be phased in by 25% per year through January 1, 2023, which will impact 2020 by 6 basis points.

•
Based on the credit quality of our existing debt securities portfolio, the Company did not recognize an ACL for HTM and AFS debt securities upon adoption.

NOTE 2 - CASH AND DUE FROM BANKS
For the purposes of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks, primarily at the FRB.
Citizens maintains certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2019 and 2018, the balance of deposits at the FRB amounted to $2.1 billion and $3.0 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2019 and 2018 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 155 basis points. Citizens recorded interest income on FRB deposits of $28 million, $28 million, and $16 million for the years ended December 31, 2019, 2018, and 2017, respectively, in interest-bearing deposits in banks in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 102

NOTE 3 - SECURITIES
Investments include debt and equity securities and other investment securities. Citizens classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase. Equity securities are recorded at fair value or at cost if there is not a readily determinable fair value.
Debt securities that will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk, or other factors considered in managing the Company’s asset/liability strategy are classified as AFS and reported at fair value, with unrealized gains and losses reported in OCI, net of taxes, as a separate component of stockholders’ equity. Gains and losses on the sales of securities are recognized in noninterest income and are computed using the specific identification method.
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM and reported at amortized cost. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer.
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
Equity securities are primarily composed of FHLB stock and FRB stock (which are carried at cost) and money market mutual fund investments held by the Company’s broker-dealers (which are carried at fair value, with changes in fair value recognized in noninterest income). Equity securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in noninterest income.

Citizens Financial Group, Inc. | 103

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$71	$—	$—	$71	$24	$—	$—	$24
State and political subdivisions	5	—	—	5	5	—	—	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	19,803	143	(71)	19,875	20,211	28	(605)	19,634
Other/non-agency	638	24	—	662	236	3	(7)	232
Total mortgage-backed securities, at fair value	20,441	167	(71)	20,537	20,447	31	(612)	19,866
Total debt securities available for sale, at fair value	$20,517	$167	($71)	$20,613	$20,476	$31	($612)	$19,895
Federal agencies and U.S. government sponsored entities	$3,202	$45	($5)	$3,242	$3,425	$—	($132)	$3,293
Other/non-agency	—	—	—	—	740	8	—	748
Total mortgage-backed securities, at cost	3,202	45	(5)	3,242	4,165	8	(132)	4,041
Total debt securities held to maturity	$3,202	$45	($5)	$3,242	$4,165	$8	($132)	$4,041
Money market mutual fund investments	$47	$—	$—	$47	$181	$—	$—	$181
Total equity securities, at fair value	$47	$—	$—	$47	$181	$—	$—	$181
Federal Reserve Bank stock	$577	$—	$—	$577	$463	$—	$—	$463
Federal Home Loan Bank stock	222	—	—	222	364	—	—	364
Other equity securities	8	—	—	8	7	—	—	7
Total equity securities, at cost	$807	$—	$—	$807	$834	$—	$—	$834

Citizens Financial Group, Inc. | 104

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2019. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$71	$—	$—	$—	$71
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	215	1,534	18,054	19,803
Other/non-agency	—	—	—	638	638
Total debt securities available for sale	71	215	1,534	18,697	20,517
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,202	3,202
Other/non-agency	—	—	—	—	—
Total debt securities held to maturity	—	—	—	3,202	3,202
Total amortized cost of debt securities	$71	$215	$1,534	$21,899	$23,719

Fair value:
U.S. Treasury and other	$71	$—	$—	$—	$71
State and political subdivisions	—	—	—	5	5
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	217	1,553	18,105	19,875
Other/non-agency	—	—	—	662	662
Total debt securities available for sale	71	217	1,553	18,772	20,613
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,242	3,242
Total debt securities held to maturity	—	—	—	3,242	3,242
Total fair value of debt securities	$71	$217	$1,553	$22,014	$23,855

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $642 million, $672 million and $625 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table presents realized gains and losses on securities:

	Year Ended December 31,
(in millions)	2019	2018	2017
Gains on sale of debt securities (1)	$41	$19	$11
Losses on sale of debt securities	(16)	—	—
Debt securities gains, net	$25	$19	$11
Equity securities gains	$—	$—	$1

(1) For the year ended December 31, 2019, $6 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statements of Operations, as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

Citizens Financial Group, Inc. | 105

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$265	$266	$344	$338
Pledged against FHLB borrowed funds	638	662	745	752
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,670	3,672	3,592	3,460

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of December 31, 2019 or 2018. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 13.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2019, 2018 and 2017, were $150 million, $142 million and $134 million, respectively. These securitizations include a substantive guarantee by a third party. In 2019, 2018 and 2017 the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Citizens reviews its securities for other-than-temporary impairment on a quarterly basis or more frequently if a potential loss triggering event occurs. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in fair value below its recorded investment amount, as well as the severity and duration of the decline. For a security that has declined in fair value below the cost basis, the Company recognizes other-than-temporary impairment if management has the intent to sell the security, it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire cost basis of the security.
Estimating the recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of cash flows expected to be collected, discounted at the security’s original effective yield, exceeds the amortized cost, no credit impairment has occurred. If this amount is less than the amortized cost, other-than-temporary impairment is considered to have occurred. In addition to these cash flow projections, several other characteristics of each debt security are reviewed when determining whether a credit loss exists and the period over which the debt security is expected to recover. These characteristics include: (i) the type of investment, (ii) various market factors affecting the fair value of the security (e.g., interest rates, spread levels, liquidity in the sector, etc.), (iii) the length and severity of impairment, and (iv) the public credit rating of the instrument.
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
If the Company intends to sell an impaired security, or if it is more likely than not Citizens will be required to sell the security before recovery, the impairment loss recognized in current period earnings equals the difference between the amortized cost basis and the fair value of the security. If the Company does not intend to sell the impaired security, and it is not likely that the Company will be required to sell the impaired security, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in current period earnings and the amount related to all other factors, which is recognized in OCI.

Citizens Financial Group, Inc. | 106

The following table presents the net securities impairment losses recognized in earnings:

	Year Ended December 31,
(in millions)	2019	2018	2017
Other-than-temporary impairment:
Total other-than-temporary impairment losses	($2)	($7)	($7)
Portions of loss recognized in other comprehensive income (before taxes)	—	4	—
Net securities impairment losses recognized in earnings on debt securities	($2)	($3)	($7)

The following tables present mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	106	$5,135	($24)	120	$3,748	($52)	226	$8,883	($76)
Other/non-agency	—	—	—	—	—	—	—	—	—
Total	106	$5,135	($24)	120	$3,748	($52)	226	$8,883	($76)

	December 31, 2018
	Less than 12 Months			12 Months or Longer			Total
(dollars in millions)	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses	Number of Issues	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	166	$4,881	($89)	429	$15,124	($648)	595	$20,005	($737)
Other/non-agency	10	139	(1)	11	72	(6)	21	211	(7)
Total	176	$5,020	($90)	440	$15,196	($654)	616	$20,216	($744)

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
Interest income on loans is determined using the effective interest method. This method calculates periodic interest income at a constant effective yield on the net investment in the loan, to provide a constant rate of return over the term. Loans accounted for using the fair value option are measured at fair value with corresponding changes recognized in noninterest income.
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

Citizens Financial Group, Inc. | 107

The following table presents the composition of loans and leases:

	December 31,
(in millions)	2019	2018
Commercial(1)	$41,479	$40,857
Commercial real estate	13,522	13,023
Leases	2,537	2,903
Total commercial loans and leases	57,538	56,783
Residential mortgages(2)	19,083	18,978
Home equity loans	812	1,073
Home equity lines of credit	11,979	12,710
Home equity loans serviced by others	289	399
Home equity lines of credit serviced by others	74	104
Automobile	12,120	12,106
Education	10,347	8,900
Credit cards	2,198	1,991
Other retail	4,648	3,616
Total retail loans	61,550	59,877
Total loans and leases (3)	$119,088	$116,660

(1) SBA loans the Company services for others of $33 million are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors as of December 31, 2019. There were no SBA loans serviced for others as of December 31, 2018.
(2) Mortgage loans the Company services for others of $77.5 billion and $69.6 billion at December 31, 2019 and 2018, respectively, are not included above.
(3) LHFS totaling $3.3 billion and $1.3 billion at December 31, 2019 and 2018, respectively, are not included above.
The following table presents the composition of LHFS.

	December 31, 2019			December 31, 2018
(in millions)	Residential Mortgages	Commercial	Total	Residential Mortgages	Commercial	Total
Loans held for sale at fair value(1)	$1,778	$168	$1,946	$967	$252	$1,219
Other loans held for sale(2)	1,101	283	1,384	—	101	101
(1) Residential mortgage LHFS at fair value are originated for sale. Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk.
(2) Residential mortgages other LHFS of $1.1 billion as of December 31, 2019 comprised of two loan portfolio pools of $524 million and $575 million representing loan sales expected to settle in first quarter 2020. Commercial other LHFS generally consist of commercial loans associated with the Company’s syndication business.
During the year ended December 31, 2019 the Company purchased $1.1 billion of education loans and $530 million of other loans. During the year ended December 31, 2018, the Company purchased $457 million of education loans.
During the year ended December 31, 2019, the Company sold $454 million of commercial loans and $628 million of retail loans, including $22 million of TDR sales. During the year ended December 31, 2018, the Company sold $553 million of commercial loans.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.3 billion and $25.6 billion at December 31, 2019 and 2018, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of auto, commercial and commercial real estate loans, and totaled $17.4 billion and $16.8 billion at December 31, 2019 and 2018, respectively.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on middle market and mid-corporate clients for large capital equipment acquisitions including aircraft and railcars, among other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three years to seven years and may include options to terminate the lease early or purchase the leased property prior to the end of the lease term. The Company does not have lease agreements which contain lease and nonlease components.
A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a loan borrower. A lessee is expected to make rental payments based on its cash flows and the viability of its

Citizens Financial Group, Inc. | 108

operations. Leases are usually not evaluated as collateral-based transactions, and therefore the lessee’s overall financial strength is the most important credit evaluation factor.
The components of the net investment in direct finance and sales-type leases, before ALLL, are presented below:

(in millions)	December 31, 2019
Total future minimum lease rentals	$1,739
Estimated residual value of leased equipment (non-guaranteed)	1,013
Initial direct costs	10
Unearned income	(225)
Total leases	$2,537

Interest income on direct financing and sales-type leases for the year ended December 31, 2019 was $77 million and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2019 is presented below:

(in millions)
2020	$496
2021	385
2022	288
2023	220
2024	145
Thereafter	205
Total undiscounted future minimum lease rentals	$1,739

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of probable losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. On a quarterly basis, Citizens evaluates the adequacy of the ALLL by performing reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors. The ALLL is established in accordance with the Company’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ALLL each quarter, together with risk management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. The ALLL is maintained at a level that management considers reflective of probable losses, and is established through charges to earnings in the form of a provision for credit losses. The Company’s methodology for determining the qualitative component includes a statistical analysis of prior charge-off rates and a qualitative assessment of factors affecting the determination of incurred losses in the loan and lease portfolio. Such factors include trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. Amounts determined to be uncollectible are deducted from the ALLL and subsequent recoveries, if any, are added to the ALLL. While management uses available information to estimate loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions. There were no material changes in assumptions or estimation techniques compared with prior years that impacted the determination of the current year’s ALLL and the reserve for unfunded lending commitments.
The evaluation of the adequacy of the commercial, commercial real estate, and leases ALLL and reserve for unfunded lending commitments is primarily based on risk rating models that assess probability of default, loss given default and exposure at default on an individual loan basis. The models are primarily driven by individual customer financial characteristics and are validated against historical experience. Additionally, qualitative factors are included in the risk rating models. After the aggregation of individual borrower incurred loss, additional overlays can be made based on back-testing against historical losses.

Citizens Financial Group, Inc. | 109

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
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, credit card loans and unsecured open end loans are generally charged off in the month in which the account becomes 180 days past due. Auto loans, education loans and unsecured closed end loans are generally charged off in the month in which the account becomes 120 days past due. Certain retail loans will be charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in the following circumstances:

•	Loans modified in a TDR that are determined to be collateral-dependent.

•	Loans to borrowers who have experienced an event (e.g., bankruptcy) that suggests a loss is either known or highly certain.

◦
Residential real estate and auto loans are charged down to the net realizable value within 60 days of receiving notification of the bankruptcy filing, or when the loan becomes 60 days past due if repayment is likely to occur.

◦	Credit card loans are fully charged off within 60 days of receiving notification of the bankruptcy filing or other event.

◦	Education loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.

Citizens Financial Group, Inc. | 110

•	Auto loans are written down to net realizable value upon repossession of the collateral.

The following tables present a summary of changes in the ACL:

	Year Ended December 31, 2019
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$690	$552	$1,242
Charge-offs	(140)	(475)	(615)
Recoveries	24	161	185
Net charge-offs	(116)	(314)	(430)
Provision charged to income	100	340	440
Allowance for loan and lease losses, end of period	674	578	1,252
Reserve for unfunded lending commitments, beginning of period	91	—	91
Provision for unfunded lending commitments	(47)	—	(47)
Reserve for unfunded lending commitments, end of period	44	—	44
Total allowance for credit losses, end of period	$718	$578	$1,296

	Year Ended December 31, 2018
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$685	$551	$1,236
Charge-offs	(52)	(442)	(494)
Recoveries	19	158	177
Net charge-offs	(33)	(284)	(317)
Provision charged to income	38	285	323
Allowance for loan and lease losses, end of period	690	552	1,242
Reserve for unfunded lending commitments, beginning of period	88	—	88
Provision for unfunded lending commitments	3	—	3
Reserve for unfunded lending commitments, end of period	91	—	91
Total allowance for credit losses, end of period	$781	$552	$1,333

	Year Ended December 31, 2017
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$663	$573	$1,236
Charge-offs	(75)	(437)	(512)
Recoveries	40	167	207
Net charge-offs	(35)	(270)	(305)
Provision charged to income(1)	57	248	305
Allowance for loan and lease losses, end of period	685	551	1,236
Reserve for unfunded lending commitments, beginning of period	72	—	72
Provision for unfunded lending commitments	16	—	16
Reserve for unfunded lending commitments, end of period	88	—	88
Total allowance for credit losses, end of period	$773	$551	$1,324

(1) Includes an increase of approximately $50 million to commercial and corresponding decrease to retail for the impact of the enhancement to the assessment of qualitative risks, factors and events that may not be measured in the modeled results.

Citizens Financial Group, Inc. | 111

The following table presents the recorded investment in loans and leases based on the Company’s evaluation methodology:

	December 31, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$399	$667	$1,066	$391	$723	$1,114
Formula-based evaluation	57,139	60,883	118,022	56,392	59,154	115,546
Total loans and leases	$57,538	$61,550	$119,088	$56,783	$59,877	$116,660

The following table presents a summary of the ACL by evaluation methodology:

	December 31, 2019			December 31, 2018
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Individually evaluated	$85	$25	$110	$38	$26	$64
Formula-based evaluation	633	553	1,186	743	526	1,269
Allowance for credit losses	$718	$578	$1,296	$781	$552	$1,333

For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness, or potential weakness, that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. For retail loans, the Company primarily uses the loan’s payment and delinquency status to monitor credit quality. The further a loan is past due, the greater the likelihood of future credit loss. These credit quality indicators for both commercial and retail loans are continually updated and monitored.
The following tables present the recorded investment in commercial loans and leases based on regulatory classification ratings:

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial loans and leases	$54,502	$1,778	$1,009	$249	$57,538

	December 31, 2018
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,600	$1,231	$828	$198	$40,857
Commercial real estate	12,523	412	82	6	13,023
Leases	2,823	39	41	—	2,903
Total commercial loans and leases	$53,946	$1,682	$951	$204	$56,783

Citizens Financial Group, Inc. | 112

The following tables present the recorded investment in classes of retail loans, categorized by delinquency status:

	December 31, 2019
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,818	$129	$35	$17	$84	$19,083
Home equity loans	713	64	10	4	21	812
Home equity lines of credit	11,383	346	72	32	146	11,979
Home equity loans serviced by others	244	23	7	3	12	289
Home equity lines of credit serviced by others	50	11	2	1	10	74
Automobile	10,787	1,001	227	81	24	12,120
Education	10,088	202	30	15	12	10,347
Credit cards	2,076	74	15	11	22	2,198
Other retail	4,492	87	30	20	19	4,648
Total retail loans	$58,651	$1,937	$428	$184	$350	$61,550

	December 31, 2018
		Days Past Due
(in millions)	Current	1-29	30-59	60-89	90 or More	Total
Residential mortgages	$18,664	$131	$37	$13	$133	$18,978
Home equity loans	945	75	12	3	38	1,073
Home equity lines of credit	12,042	386	65	22	195	12,710
Home equity loans serviced by others	355	21	7	3	13	399
Home equity lines of credit serviced by others	79	15	2	1	7	104
Automobile	10,729	1,039	207	59	72	12,106
Education	8,694	159	23	13	11	8,900
Credit cards	1,894	53	14	10	20	1,991
Other retail	3,481	76	26	18	15	3,616
Total retail loans	$56,883	$1,955	$393	$142	$504	$59,877

Nonperforming Assets
Nonperforming loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, unless the loan is both well secured and in the process of collection.
When the Company places a loan on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and amortization of any net deferred fees is suspended. Interest collections on nonaccruing loans and leases for which the ultimate collectability of principal is uncertain are generally applied to first reduce the carrying value of the asset. Otherwise, interest income may be recognized to the extent of the cash received. A loan or lease may be returned to accrual status if (i) principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest, (ii) the loan or lease has otherwise become well-secured and in the process of collection, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and the Company is reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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

Citizens Financial Group, Inc. | 113

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
The following table presents nonperforming loans and leases and loans accruing and 90 days or more past due:

	Nonperforming (1)(2)		Accruing and 90 days or more past due
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Commercial	$240	$194	$2	$1
Commercial real estate	2	7	—	—
Leases	3	—	—	—
Total commercial loans and leases	245	201	2	1
Residential mortgages	93	105	13	15
Home equity loans	33	50	—	—
Home equity lines of credit	187	231	—	—
Home equity loans serviced by others	14	17	—	—
Home equity lines of credit serviced by others	12	15	—	—
Automobile	67	81	—	—
Education	18	38	2	2
Credit card	22	20	—	—
Other retail	12	8	8	7
Total retail loans	458	565	23	24
Total	$703	$766	$25	$25

(1) Nonperforming balances exclude first lien residential mortgage loans that are 100% guaranteed by the Federal Housing Administration. These loans are included in the Company’s Consolidated Balance Sheets.
(2) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which the Company has the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation. These loans are included in the Company’s Consolidated Balance Sheets.
Other nonperforming assets primarily consist of other real estate owned and are presented in other assets on the Consolidated Balance Sheets. Other real estate owned, net of valuation allowance, was $45 million and $34 million as of December 31, 2019 and 2018, respectively.
The following table presents a summary of nonperforming loan and lease key performance indicators:

	December 31,
	2019	2018
Nonperforming commercial loans and leases as a percentage of total loans and leases	0.21%	0.17%
Nonperforming retail loans as a percentage of total loans and leases	0.38	0.49
Total nonperforming loans and leases as a percentage of total loans and leases (1)	0.59%	0.66%

Nonperforming commercial assets as a percentage of total assets	0.15%	0.13%
Nonperforming retail assets as a percentage of total assets	0.30	0.37
Total nonperforming assets as a percentage of total assets	0.45%	0.50%

(1) Beginning in the fourth quarter of 2019, nonperforming balances exclude both fully and partially guaranteed residential mortgage loans sold to Ginnie Mae for which the Company has the right, but not the obligation, to repurchase. Prior periods have been adjusted to exclude partially guaranteed amounts to conform with the current period presentation. These loans are included in the Company’s Consolidated Balance Sheets.
The recorded investment in mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process was $152 million and $172 million as of December 31, 2019 and 2018, respectively.

Citizens Financial Group, Inc. | 114

The following table presents the aging of both accruing and nonaccruing loan and lease past due amounts:

	December 31, 2019				December 31, 2018
	Days Past Due				Days Past Due
(in millions)	30-59	60-89	90 or More	Total	30-59	60-89	90 or More	Total
Commercial	$45	$27	$67	$139	$85	$3	$78	$166
Commercial real estate	1	1	—	2	8	32	5	45
Leases	37	—	2	39	7	—	—	7
Total commercial loans and leases	83	28	69	180	100	35	83	218
Residential mortgages	35	17	84	136	37	13	133	183
Home equity loans	10	4	21	35	12	3	38	53
Home equity lines of credit	72	32	146	250	65	22	195	282
Home equity loans serviced by others	7	3	12	22	7	3	13	23
Home equity lines of credit serviced by others	2	1	10	13	2	1	7	10
Automobile	227	81	24	332	207	59	72	338
Education	30	15	12	57	23	13	11	47
Credit cards	15	11	22	48	14	10	20	44
Other retail	30	20	19	69	26	18	15	59
Total retail loans	428	184	350	962	393	142	504	1,039
Total	$511	$212	$419	$1,142	$493	$177	$587	$1,257

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

Citizens Financial Group, Inc. | 115

The following tables present a summary of impaired loans by class:

	December 31, 2019
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$243	$85	$137	$458	$380
Commercial real estate	—	—	19	19	19
Total commercial loans	243	85	156	477	399
Residential mortgages	29	2	125	196	154
Home equity loans	22	1	65	121	87
Home equity lines of credit	27	2	173	242	200
Home equity loans serviced by others	15	1	16	41	31
Home equity lines of credit serviced by others	1	—	5	9	6
Automobile	1	—	20	30	21
Education	112	9	22	135	134
Credit cards	27	9	1	29	28
Other retail	3	1	3	8	6
Total retail loans	237	25	430	811	667
Total	$480	$110	$586	$1,288	$1,066

	December 31, 2018
(in millions)	Impaired Loans With a Related Allowance	Allowance on Impaired Loans	Impaired Loans Without a Related Allowance	Unpaid Contractual Balance	Total Recorded Investment in Impaired Loans
Commercial	$186	$31	$167	$450	$353
Commercial real estate	32	7	6	38	38
Total commercial loans	218	38	173	488	391
Residential mortgages	28	2	127	201	155
Home equity loans	34	3	76	148	110
Home equity lines of credit	21	1	181	244	202
Home equity loans serviced by others	22	1	19	54	41
Home equity lines of credit serviced by others	1	—	7	11	8
Automobile	1	—	22	31	23
Education	130	11	23	153	153
Credit cards	24	7	1	25	25
Other retail	4	1	2	8	6
Total retail loans	265	26	458	875	723
Total	$483	$64	$631	$1,363	$1,114

Citizens Financial Group, Inc. | 116

The following table presents additional information on impaired loans:

	Year Ended December 31,
	2019		2018		2017
(in millions)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Commercial	$11	$311	$9	$312	$4	$380
Commercial real estate	1	39	1	32	—	37
Total commercial loans	12	350	10	344	4	417
Residential mortgages	5	126	5	146	4	136
Home equity loans	5	84	6	107	6	121
Home equity lines of credit	7	172	7	181	6	176
Home equity loans serviced by others	2	30	3	42	3	49
Home equity lines of credit serviced by others	—	6	—	9	—	9
Automobile	1	17	1	20	1	18
Education	8	125	8	154	9	173
Credit cards	2	21	1	21	2	22
Other retail	—	5	—	7	—	9
Total retail loans	30	586	31	687	31	713
Total	$42	$936	$41	$1,031	$35	$1,130

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
Retail and commercial loans whose contractual terms have been modified in a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Retail loans that were discharged in bankruptcy and not reaffirmed by the borrower are deemed to be collateral-dependent TDRs and are generally charged off to the fair value of the collateral, less cost to sell, and less amounts recoverable under a government guarantee (if any). Cash receipts on nonaccruing impaired loans, including nonaccruing loans involved in TDRs, are generally applied to reduce the unpaid principal balance. Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Income on these loans may be recognized on a cash basis if management believes that the remaining book value of the loan is realizable. Nonaccruing TDRs that meet the guidelines above for accrual status can be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition, and if they have been current for at least six months.
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

Citizens Financial Group, Inc. | 117

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
The following table summarizes TDRs by class and total unfunded commitments:

	December 31,
(in millions)	2019	2018
Commercial	$297	$304
Retail	667	723
Unfunded commitments related to TDRs	42	30

The following tables summarize how loans were modified during the years ended December 31, 2019, 2018 and 2017. The reported balances represent the post-modification outstanding recorded investment and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	December 31, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	3	$—	26	$5	56	$210
Commercial real estate	—	—	1	—	—	—
Total commercial loans	3	—	27	5	56	210
Residential mortgages	60	12	62	10	120	17
Home equity loans	31	2	—	—	82	4
Home equity lines of credit	163	18	72	11	350	22
Home equity loans serviced by others	2	—	—	—	14	—
Home equity lines of credit serviced by others	—	—	—	—	8	—
Automobile	160	3	21	—	1,250	17
Education	—	—	—	—	272	7
Credit cards	3,259	18	—	—	304	1
Other retail	—	—	—	—	176	1
Total retail loans	3,675	53	155	21	2,576	69
Total	3,678	$53	182	$26	2,632	$279

Citizens Financial Group, Inc. | 118

	December 31, 2018
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	7	$1	49	$22	53	$200
Commercial real estate	—	—	3	31	2	31
Total commercial loans	7	1	52	53	55	231
Residential mortgages	35	4	61	8	142	17
Home equity loans	43	4	1	—	134	5
Home equity lines of credit	76	7	178	26	413	29
Home equity loans serviced by others	4	—	—	—	23	1
Home equity lines of credit serviced by others	5	—	1	—	14	1
Automobile	158	3	46	1	1,189	17
Education	—	—	—	—	355	7
Credit cards	2,312	13	—	—	—	—
Other retail	1	—	—	—	9	—
Total retail loans	2,634	31	287	35	2,279	77
Total	2,641	$32	339	$88	2,334	$308

	December 31, 2017
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	7	$1	45	$22	15	$71
Commercial real estate	—	—	1	—	1	—
Total commercial loans	7	1	46	22	16	71
Residential mortgages	71	10	73	13	171	19
Home equity loans	82	6	1	—	232	13
Home equity lines of credit	50	3	235	30	395	27
Home equity loans serviced by others	15	1	—	—	52	2
Home equity lines of credit serviced by others	5	—	2	—	26	2
Automobile	130	2	29	1	1,336	20
Education	—	—	—	—	329	7
Credit cards	2,363	13	—	—	—	—
Other retail	1	—	—	—	5	—
Total retail loans	2,717	35	340	44	2,546	90
Total	2,724	$36	386	$66	2,562	$161
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
The net change to ALLL resulting from modifications of loans for the years ended December 31, 2019, 2018 and 2017 was $9 million, $3 million and $1 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded charge-offs resulting from the modification of loans of $7 million for the year ended December 31, 2019 and $5 million for the years ended December 31, 2018 and 2017.
    A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2019, 2018 and 2017. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the years ended December 31, 2019, 2018 and 2017 were $1 million, $63 million and $9 million, respectively. For retail loans, there were $37 million, $40 million and $41 million of loans which defaulted within 12 months of their restructuring date for the years ended December 31, 2019, 2018 and 2017, respectively.

Citizens Financial Group, Inc. | 119

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2019 and 2018, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	December 31, 2019
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Total
High loan-to-value	$402	$61	$90	$—	$553
Interest only/negative amortization	2,043	—	—	—	2,043
Low introductory rate	—	—	—	235	235
Multiple characteristics and other	—	—	—	—	—
Total	$2,445	$61	$90	$235	$2,831

	December 31, 2018
(in millions)	Residential Mortgages	Home Equity Loans and Lines of Credit	Home Equity Products Serviced by Others	Credit Cards	Education	Total
High loan-to-value	$318	$87	$148	$—	$—	$553
Interest only/negative amortization	1,794	—	—	—	1	1,795
Low introductory rate	—	—	—	217	—	217
Multiple characteristics and other	1	—	—	—	—	1
Total	$2,113	$87	$148	$217	$1	$2,566
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

Citizens Financial Group, Inc. | 120

A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2019	2018
Land and land improvements	10 - 75	$102	$112
Buildings and leasehold improvements	5 - 60	848	852
Furniture, fixtures and equipment	5 - 20	535	1,019
Construction in progress		368	292
Total premises and equipment, gross		1,853	2,275
Accumulated depreciation		(1,092)	(1,484)
Total premises and equipment, net		$761	$791

Depreciation charged to noninterest expense totaled $116 million, $117 million, and $124 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is presented in the Consolidated Statements of Operations in both occupancy and equipment expense.
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
Citizens had capitalized software assets of $2.0 billion and $1.8 billion and related accumulated amortization of $1.1 billion and $948 million as of December 31, 2019 and 2018, respectively. Amortization expense was $194 million, $189 million, and $180 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The estimated future amortization expense for capitalized software assets is presented below:

Year	(in millions)
2020	$175
2021	136
2022	102
2023	73
2024	46
Thereafter	62
Total (1)	$594
(1) Excluded from this balance is $296 million of in-process software at December 31, 2019.

NOTE 7 - MORTGAGE BANKING
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
Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking income.

Citizens Financial Group, Inc. | 121

The following table summarizes activity related to the Company’s residential mortgage loan sales and the Company's mortgage banking activity:

	Year Ended December 31,
(in millions)	2019	2018	2017
Residential mortgage loan sold with servicing retained	$20,430	$8,149	$3,161
Gain on sales (1)	251	89	35
Contractually specified servicing, late and other ancillary fees (1)	208	118	53
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.

The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. MSRs are initially recorded at fair value. Subsequent to the initial recognition, MSRs are measured using either the fair value method or the amortization method. MSRs accounted for under the amortization method are subsequently accounted for at lower of cost or fair value, net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. The unpaid principal balance of the related residential mortgage loans was $77.5 billion and $69.6 billion as of December 31, 2019 and 2018, respectively.
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
The following table summarizes changes in MSRs recorded using the amortization method:

	As of and for the Year Ended December 31,
(in millions)	2019	2018
Mortgage servicing rights:
Balance as of beginning of period	$221	$201
Amount capitalized	—	36
Purchases	—	16
Amortization	(38)	(32)
Carrying amount before valuation allowance	183	221
Valuation allowance for servicing assets:
Balance as of beginning of period	—	3
Valuation charge-offs (recoveries)	1	(3)
Balance at end of period	1	—
Net carrying value of MSRs	$182	$221

Citizens Financial Group, Inc. | 122

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(in millions)	2019	2018
Fair value as of beginning of the period	$600	$—
Acquired MSRs	—	590
Amounts capitalized	270	73
Changes in unpaid principal balance during the period (1)	(119)	(32)
Changes in fair value during the period (2)	(109)	(31)
Fair value at end of the period	$642	$600
(1) Represents changes in value due to passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and loans that paid off during the period.
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
For MSRs under the amortization method, the key economic assumptions used to estimate the fair value are presented below:

	December 31, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$193	50 bps adverse change	100 bps adverse change	$243	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.4			6.5
Weighted average constant prepayment rate	8.9%	$28	$53	8.5%	$24	$56
Weighted average discount rate	9.4%	4	7	9.3%	5	9
For MSRs under the fair value method, the key economic assumptions used to estimate the fair value are presented below:

	December 31, 2019			December 31, 2018
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$642	50 bps adverse change	100 bps adverse change	$600	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.5			8.0
Weighted average constant prepayment rate	13.9%	$116	$222	8.2%	$68	$148
Weighted average option adjusted spread	440 bps	12	25	609 bps	13	26

Citizens accounts for derivatives in its mortgage banking operations at fair value on the Consolidated Balance Sheets as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 13 for additional information.

Citizens Financial Group, Inc. | 123

NOTE 8 - LEASES
Citizens as Lessee
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
The components of operating lease cost are presented below:

(in millions)	Year Ended December 31, 2019
Operating lease cost	$165
Short-term lease cost	10
Variable lease cost	7
Sublease income	(3)
Total	$179

Operating lease cost is recognized on a straight line basis over the lease term and recorded in occupancy expense on the Consolidated Statements of Operations.
Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	December 31, 2019	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$699	Other assets
Operating lease liabilities	721	Other liabilities

Supplemental information related to the Company’s operating lease arrangements is presented below:

(in millions)	Year Ended December 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$164
Right-of-use assets in exchange for new operating lease liabilities	117

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 is seven years and 3.15%, respectively.

Citizens Financial Group, Inc. | 124

At December 31, 2019, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31:

(in millions)	Operating Leases
2020	150
2021	150
2022	125
2023	100
Thereafter	281
Total lease payments	806
Less: Interest	85
Present value of lease liabilities	$721

Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $57 million and $92 million as of December 31, 2019 and 2018, respectively. Operating lease rental income for leased assets where Citizens is the lessor is recognized in other income on a straight-line basis over the lease term.
Depreciation expense associated with operating lease assets is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset and is included in other operating expense in the Consolidated Statements of Operations. On a periodic basis, operating lease assets are reviewed for impairment. Impairment loss is recognized in other operating expense if the carrying amount of the leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.
For discussion of direct finance and sales-type leases where Citizens is lessor, refer to Note 4.
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to the Company’s reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Citizens has identified and assigned goodwill to two reporting units - Consumer Banking and Commercial Banking - based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
Goodwill is not amortized, but is subject to annual impairment tests. Citizens reviews goodwill for impairment annually as of October 31st and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, Citizens must perform a two-step quantitative assessment of goodwill.
Citizens may elect to bypass the qualitative assessment and perform a two-step quantitative assessment. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is deemed to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.
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

Citizens Financial Group, Inc. | 125

exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
Under the quantitative impairment assessment, the fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. Citizens relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks only to corroborate the value determined by the discounted cash flow method. Citizens relies on several assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, as well as projected loan loss, income tax and capital retention rates.
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
For the year ended December 31, 2019, Citizens elected to perform a qualitative analysis to determine whether it was more likely than not that the fair value of either of its reporting units was less than the respective reporting unit’s carrying value. As a result of this qualitative assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that there was no impairment to the carrying value of the Company's goodwill.
The Company acquired Clarfeld in January 2019 and Bowstring in March 2019, which resulted in increases to goodwill of $83 million and $35 million, respectively. Changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018 are presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2017	$2,136	$4,751	$6,887
Business acquisition	59	—	59
Adjustments (1)	(23)	—	(23)
Balance at December 31, 2018	$2,172	$4,751	$6,923
Business acquisitions	83	35	118
Adjustments	3	—	3
Balance at December 31, 2019	$2,258	$4,786	$7,044

(1) Adjustments to goodwill are the result of an update to the purchase price allocation for the FAMC acquisition, given higher value attributed to purchased net assets.
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2019 and 2018. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2019 and 2018. No impairment was recorded for the years ended December 31, 2019, 2018 and 2017.

Citizens Financial Group, Inc. | 126

Other Intangibles
Other intangible assets are recognized separately from goodwill if the asset arises as a result of contractual rights or if the asset is capable of being separated and sold, transferred or exchanged. Intangible assets are recorded in other assets on the Consolidated Balance Sheets. Intangible assets are amortized on a straight-line basis and subject to an annual impairment evaluation. Amortization expense is recorded in other expenses in our Consolidated Statements of Operations.
A summary of the carrying value of intangible assets is presented below. Included in the carrying value at December 31, 2019 was $19 million and $5 million in other intangibles related to the Clarfeld and Bowstring acquisitions, respectively. Additionally, included in the carrying value at December 31, 2019 was $18 million related to the March 2019 purchase of naming rights for a theater in Boston, Massachusetts, and a sponsorship and promotion arrangement.

		December 31, 2019			December 31, 2018
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	7	$21	$4	$17	$20	$1	$19
Acquired relationships	5 - 15	37	5	32	11	1	10
Naming Rights	10	11	1	10	—	—	—
Other	2 - 7	13	4	9	3	1	2
Total		$82	$14	$68	$34	$3	$31

    As of December 31, 2019, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $11 million and $3 million for the year ended December 31, 2019 and 2018, respectively. There was no amortization expense recognized on intangible assets for the year ended December 31, 2017. The Company’s projection of amortization expense is based on balances as of December 31, 2019, and future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

(in millions)	Total
2020	$11
2021	10
2022	9
2023	9
2024	8

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

Citizens Financial Group, Inc. | 127

A summary of these investments is presented below:

	December 31,
(in millions)	2019	2018
LIHTC investment included in other assets	$1,401	$1,236
LIHTC unfunded commitments included in other liabilities	716	673
Lending to special purpose entities included in loans and leases	1,101	613
Renewable energy investments included in other assets	355	319

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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2019	2018	2017
Tax credits included in income tax expense	$128	$101	$83
Amortization expense included in income tax expense	137	110	94
Other tax benefits included in income tax expense	32	25	31

    No LIHTC investment impairment losses were recognized during the years ended December 31, 2019, 2018, and 2017.
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the lending facilities had aggregate unpaid principal balances of $1.1 billion and $613 million, respectively, and undrawn commitments to extend credit of $1.2 billion and $584 million, respectively.
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

Citizens Financial Group, Inc. | 128

NOTE 11 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.

The following table presents the major components of deposits:

	December 31,
(in millions)	2019	2018
Demand	$29,233	$29,458
Checking with interest	24,840	23,067
Regular savings	13,779	12,007
Money market accounts	38,725	35,701
Term deposits	18,736	19,342
Total deposits	$125,313	$119,575

The following table presents the maturity distribution by year of term deposits as of December 31, 2019:

(in millions)
2020	$16,151
2021	1,995
2022	316
2023	144
2024	126
2025 and thereafter	4
Total	$18,736

Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $13.4 billion at December 31, 2019. The following table presents the remaining maturities of these deposits:

(in millions)
Three months or less	$6,987
After three months through six months	3,224
After six months through twelve months	2,015
After twelve months	1,206
Total term deposits	$13,432

Citizens Financial Group, Inc. | 129

NOTE 12 - BORROWED FUNDS
The following table presents a summary of the Company’s short-term borrowed funds:

	December 31,
(in millions)	2019	2018
Securities sold under agreements to repurchase	$265	$336
Federal funds purchased	—	820
Other short-term borrowed funds	9	161
Total short-term borrowed funds	$274	$1,317

The following table presents key data related to the Company’s short-term borrowed funds:

	As of and for the Year Ended December 31,
(dollars in millions, except ratio data)	2019	2018	2017
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.41%	1.72%	0.74%
Other short-term borrowed funds	3.85	2.73	1.33
Maximum amount outstanding at any month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,499	$1,282	$1,174
Other short-term borrowed funds	511	1,110	2,759
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$599	$654	$776
Other short-term borrowed funds	66	467	1,571
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	1.36%	0.92%	0.36%
Other short-term borrowed funds	2.50	2.10	1.09

(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

Citizens Financial Group, Inc. | 130

The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(in millions)	2019	2018
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$349	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	749
2.850% fixed-rate senior unsecured notes, due July 2026	496	—
CBNA’s Global Note Program:
2.500% senior unsecured notes, due March 2019	—	748
2.450% senior unsecured notes, due December 2019	—	744
2.250% senior unsecured notes, due March 2020	700	691
2.447% floating-rate senior unsecured notes, due March 2020 (1)	300	300
2.487% floating-rate senior unsecured notes, due May 2020 (1)	250	250
2.200% senior unsecured notes, due May 2020	500	499
2.250% senior unsecured notes, due October 2020	750	738
2.550% senior unsecured notes, due May 2021	991	964
3.250% senior unsecured notes, due February 2022	711	—
2.629% floating-rate senior unsecured notes, due February 2022 (1)	299	—
2.727% floating-rate senior unsecured notes, due May 2022 (1)	250	249
2.650% senior unsecured notes, due May 2022	501	487
3.700% senior unsecured notes, due March 2023	515	502
2.911% floating-rate senior unsecured notes, due March 2023 (1)	249	249
3.750% senior unsecured notes, due February 2026	521	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 2.006% weighted average rate, due through 2038	5,008	7,508
Other	18	9
Total long-term borrowed funds	$14,047	$15,925

(1) Rate disclosed reflects the floating rate as of December 31, 2019.

The Parent Company’s long-term borrowed funds as of December 31, 2019 and 2018 included principal balances of $2.5 billion and $2.0 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($8) million and ($5) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2019 and 2018 included principal balances of $11.5 billion and $14.0 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($13) million and ($14) million, respectively, and hedging basis adjustments of $50 million and ($66) million, respectively. See Note 13 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $9.8 billion and $13.0 billion at December 31, 2019 and 2018, respectively. The Company’s available FHLB borrowing capacity was $7.2 billion and $4.8 billion at December 31, 2019 and 2018, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2019, the Company’s unused secured borrowing capacity was approximately $38.9 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 131

The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2019:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2020	$—	$2,504	$2,504
2021	349	5,998	6,347
2022	348	1,767	2,115
2023	—	765	765
2024	292	1	293
2025 and thereafter	1,495	528	2,023
Total	$2,484	$11,563	$14,047

NOTE 13 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, forward commitments to sell to-be-announced mortgage securities (“TBAs”), forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 19.
Derivative assets and derivative liabilities are netted by counterparty on the Consolidated Balance Sheets if a “right of setoff” has been established in a master netting agreement between the Company and the counterparty. This netted derivative asset or liability position is also netted against the fair value of any cash collateral that has been pledged or received in accordance with a master netting agreement.

Citizens Financial Group, Inc. | 132

The following table presents derivative instruments included on the Consolidated Balance Sheets:

	December 31, 2019			December 31, 2018
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$29,846	$1	$—	$12,050	$5	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	142,386	772	133	117,076	301	277
Foreign exchange contracts	15,101	174	166	9,866	129	113
Other contracts	6,868	37	23	3,555	14	25
Total derivatives not designated as hedging instruments		983	322		444	415
Gross derivative fair values		984	322		449	415
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(107)	(107)		(87)	(87)
Less: Cash collateral applied (2)		(70)	(95)		(45)	(36)
Total net derivative fair values presented in the Consolidated Balance Sheets		$807	$120		$317	$292
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

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan. Certain derivative transactions within these sub-groups are designated as fair value or cash flow hedges, as described below:
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship and the Company monitors each relationship to ensure that management’s initial intent continues to be satisfied. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and subsequently reflects changes in the fair value of the derivative in earnings after termination of the hedge relationship.
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur.
Citizens has outstanding interest rate swap agreements utilized to manage the interest rate exposure on its long-term borrowings, certain fixed rate residential mortgages and AFS debt securities. Certain fair value hedges have been designated as a last-of-layer hedge, which affords the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item.

Citizens Financial Group, Inc. | 133

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2019	2018	2017	Affected Line Item in the Consolidated Statements of Operations
Change in fair value of interest rate swaps hedging borrowed funds	$107	$8	($26)	Interest expense - long-term borrowed funds
Change in fair value of hedged long-term debt attributable to the risk being hedged	(107)	(9)	27	Interest expense - long-term borrowed funds
Change in fair value of interest rate swaps hedging fixed rate loans	(17)	—	—	Interest and fees on loans and leases
Change in fair value of hedged fixed rate loans attributable to the risk being hedged	17	—	—	Interest and fees on loans and leases
Change in fair value of interest rate swaps hedging debt securities available for sale	8	—	—	Interest income - investment securities
Change in fair value of hedged debt securities available for sale attributable to risk being hedged	(8)	—	—	Interest income - investment securities
The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2019
(in millions)	Debt securities available for sale(1)	Residential mortgages	Long-term borrowed funds
Carrying amount of hedged assets	$15,798	$976	$—
Carrying amount of hedged liabilities	—	—	4,689
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(8)	17	50
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $15.8 billion as of December 31, 2019) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets, and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $4 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2019.
During the years ended December 31, 2019, 2018 and 2017, there were no gains or losses reclassified from OCI to current period earnings (other income) related to the discontinuance of a cash flow hedge where it became probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.

Citizens Financial Group, Inc. | 134

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2019	2018	2017
Amount of pre-tax net gains (losses) recognized in OCI	$138	($44)	($23)
Amount of pre-tax net losses reclassified from OCI into interest income	(68)	(55)	25
Amount of pre-tax net gains reclassified from OCI into interest expense	11	12	—

Derivatives not designated as hedging instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and derivatives to hedge its residential MSR portfolio. Customer derivatives include interest rate and foreign exchange derivative contracts designed to meet the hedging and financing needs of the Company’s customers, and are economically hedged by the Company to offset its market exposure. Interest rate lock commitments on residential mortgage loans that will be held for sale are considered derivative instruments, and are economically hedged by entering into forward sale commitments to manage changes in fair value due to interest rate risk. Residential MSR portfolio derivatives are entered to hedge the risk of changes in the fair value of the Company’s MSR asset.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(in millions)	2019	2018	2017
Economic hedge type:
Customer interest rate contracts	$687	$5	$5	Foreign exchange and interest rate products
Customer foreign exchange contracts	(166)	(54)	172	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(620)	43	46	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	200	158	(151)	Foreign exchange and interest rate products
Residential loan commitments	8	(3)	2	Mortgage banking fees
Forward sale contracts	20	21	(8)	Mortgage banking fees
Interest rate derivative contracts used to hedge residential MSRs(1)	134	35	—	Mortgage banking fees
Total	$263	$205	$66

(1)Includes ($5) million related to interest rate derivative contracts used to hedge residential MSRs valued at LOCOM for the year ended December 31, 2019.

NOTE 14 - EMPLOYEE BENEFITS
Pension Plans
Citizens maintains a non-contributory pension plan (the “Qualified Plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Qualified Plan are based on employees’ years of service and highest 5-year average of eligible compensation. The Qualified Plan is funded on a current basis, in compliance with the requirements of ERISA. Citizens also provides an unfunded, non-qualified supplemental retirement plan (the “Non-Qualified Plan”), which was closed and frozen effective December 31, 2012. The Company’s Qualified Plan and Non-Qualified Plan are collectively referred to as the Company’s “Pension Plans”. The Pension Plans’ investments include equity-oriented and fixed income-oriented investments, including but not limited to government obligations, corporate bonds, and common and collective equity and fixed income funds.

Citizens Financial Group, Inc. | 135

The following table presents changes in the fair value of the Company’s Pension Plans’ assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2019	2018	2019	2018
Fair value of plan assets as of January 1	$1,050	$1,139	$—	$—
Actual return on plan assets	259	(81)	—	—
Employer contributions	—	50	8	8
Benefits and administrative expenses paid	(63)	(58)	(8)	(8)
Fair value of plan assets as of December 31	1,246	1,050	—	—
Projected benefit obligation	1,075	972	102	95
Pension asset (obligation)	$171	$78	($102)	($95)
Accumulated benefit obligation	$1,075	$972	$102	$95

The Company’s projected benefit obligation increased for the year ending December 31, 2019, due to the decrease in the discount rate assumption, partially offset by updated mortality assumptions. Citizens recognized actuarial gains and losses on the Pension Plans in AOCI resulting in an ending balance of $551 million and $618 million at December 31, 2019 and 2018, respectively.
No contributions were made to the Qualified Plan in 2019 and no contribution is planned for 2020. Citizens contributed $50 million to the qualified plan in 2018. Citizens contributed $8 million to the Non-Qualified Plan in 2019 and expects to contribute $8 million in 2020.
The following table presents other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
(in millions)	2019	2018	2017
Net periodic pension income	($5)	($16)	($2)
Net actuarial (gain) loss	(49)	49	(31)
Amortization of prior service credit	—	1	1
Amortization of net actuarial loss	(19)	(17)	(18)
Total (loss) gain recognized in other comprehensive loss	(68)	33	(48)
Total (loss) gain recognized in net periodic pension (income) cost and other comprehensive loss	($73)	$17	($50)

Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method.

The following table presents the components of net periodic pension (income) cost for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	41	39	42	4	4	4	45	43	46
Expected return on plan assets	(72)	(79)	(69)	—	—	—	(72)	(79)	(69)
Amortization of actuarial loss	17	15	16	2	2	2	19	17	18
Net periodic pension (income) cost(1)	($11)	($22)	($8)	$6	$6	$6	($5)	($16)	($2)

(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits, and all other components of net periodic pension (income) cost are presented in other operating expense.

Citizens Financial Group, Inc. | 136

The following table presents the expected future benefit payments for the Company’s Pension Plans:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2020	$67
December 31, 2021	68
December 31, 2022	68
December 31, 2023	68
December 31, 2024	69
December 31, 2025 - 2029	348

401(k) Plan
Citizens sponsors a 401(k) Plan under which employee tax-deferred/Roth after-tax contributions to the 401(k) Plan are matched by the Company after completion of one year of service. Contributions are matched at 100% up to an overall limitation of 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed and expensed by the Company were $72 million in 2019 compared to $68 million in 2018 and $61 million in 2017.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2017	($88)	($186)	($394)	($668)
Other comprehensive loss before reclassifications	(14)	(6)	—	(20)
Amounts reclassified to the Consolidated Statements of Operations	(16)	(2)	31	13
Net other comprehensive (loss) income	(30)	(8)	31	(7)
Reclassification of tax effects resulting from the 2017 Tax Legislation (1)	($25)	($42)	($78)	($145)
Balance at December 31, 2017	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(33)	(239)	—	(272)
Other-than-temporary impairment not recognized in earnings on securities	—	(3)	—	(3)
Amounts reclassified to the Consolidated Statements of Operations	33	(12)	(22)	(1)
Net other comprehensive loss	—	(254)	(22)	(276)
Balance at December 31, 2018	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	103	501	—	604
Amounts reclassified to the Consolidated Statements of Operations	43	(15)	48	76
Net other comprehensive income	146	486	48	680
Cumulative effect of change in accounting standards	—	5	—	5
Balance at December 31, 2019	$3	$1	($415)	($411)
Primary income statement location of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

(1) As of December 31, 2017, the balance of AOCI reflects the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Citizens Financial Group, Inc. | 137

NOTE 16 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table provides the number of authorized preferred shares, the number of issued and outstanding, the liquidation value per share and the carrying amount as of December 31:

			2019			2018
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	—	—
Series E	1,000	(1)	450,000	(3)	437	—	—
Total issued and outstanding			1,600,000		$1,570	850,000	$840
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2019:

(in millions, except per share and share data)
Preferred Stock	Issue Date	Number of Shares Issued	Dividend Dates(3)	Annual Per Share Dividend Rate	Optional Redemption Date(4)
Series A(1)	April 6, 2015	250,000	Semi-annually beginning October 6, 2015 until April 6, 2020	5.500% until April 6, 2020	April 6, 2020
			Quarterly beginning July 6, 2020	3 Mo. LIBOR plus 3.960% beginning April 6, 2020
Series B(1)	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. LIBOR plus 3.003% beginning July 6, 2023
Series C(1)	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.157% beginning April 6, 2024
Series D(1)	January 29, 2019	300,000(5)	Quarterly beginning April 6, 2019 until April 6, 2024	6.350% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.642% beginning April 6, 2024
Series E(2)	October 28, 2019	450,000(6)	Quarterly beginning January 6, 2020	5.000%	January 6, 2025
(1) Series are non-cumulative fixed-to-floating rate perpetual preferred stock. Except in limited circumstances, the preferred stock does not have voting rights.
(2) Series are non-cumulative fixed rate perpetual preferred stock. Except in limited circumstances, the preferred stock does not have voting rights.
(3) Dividends are payable when, and if, declared by the Company’s Board of Directors or an authorized committee thereof.
(4) Redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after the date stated, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event a as defined in the applicable certificate of designations, in each case at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Under current rules, any redemption is subject to approval by the FRB.
(5) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(6) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.

Citizens Financial Group, Inc. | 138

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding for the year ended December 31:

	2019			2018			2017
(in millions, except per share and share data)	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid
Common stock	$1.36	$617	$617	$0.98	$471	$471	$0.64	$322	$322
Preferred stock
Series A	$55.00	$14	$14	$55.00	$14	$14	$55.00	$14	$14
Series B	60.00	18	20	37.00	11	—	—	—	—
Series C	63.75	19	18	12.57	4	—	—	—	—
Series D	59.45	18	13	—	—	—	—	—	—
Series E	9.44	4	—	—	—	—	—	—	—
Total preferred stock		$73	$65		$29	$14		$14	$14

Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the year ended December 31, 2019, the Company paid $1.220 billion to repurchase 34,305,768 common shares at a weighted-average price of $35.56. During the year ended December 31, 2019, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
During the year ended December 31, 2018, the Company paid $1.025 billion to repurchase 25,773,807 common shares at an average price of $39.77. During the year ended December 31, 2018, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
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
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. Certain employees of the Company hold time-based restricted stock units and performance-based restricted stock units granted under this plan. Time-based restricted stock units granted generally become vested ratably over a 3-year period and performance-based restricted stock units granted generally become vested in a single installment at the end of a 3-year performance period, depending on the level of performance achieved during such period.
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

Citizens Financial Group, Inc. | 139

Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP) for the year ended December 31, 2019:

	Shares Underlying Awards	Weighted-Average Grant Price
Outstanding, January 1	2,893,281	$34.04
Granted	1,677,167	36.21
Vested & Distributed	(1,518,836)	32.21
Forfeited	(51,388)	38.29
Outstanding, December 31	3,000,224	$36.71

During the years ended December 31, 2019, 2018 and 2017, the following number of CFG share awards were granted: 2019 (1,677,167 granted with a weighted-average grant price of $36.21); 2018 (1,174,501 granted with weighted-average grant price of $39.54); and 2017 (1,256,816 granted with weighted-average grant price of $39.09).
In addition, the following number of CFG share awards became vested and distributed: 2019 (1,518,836 vested and distributed with a weighted-average grant price of $32.21); 2018 (877,111 vested with weighted-average grant price of $30.50); and 2017 (1,426,850 vested with weighted-average grant price of $21.91).
There are 48,116,987 shares of Company common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 5,782,877 shares available for awards under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
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
Share-based compensation expense (including ESPP) was $55 million, $41 million, and $39 million for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, the total unrecognized compensation expense for nonvested equity awards granted was $47 million. This expense is expected to be recognized over a weighted-average period of approximately two years. No share-based compensation costs were capitalized during the years ended December 31, 2019, 2018, and 2017.
The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $1 million, $3 million and $9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2019	2018
Commitments to extend credit	$72,743	$69,553
Letters of credit	2,190	2,125
Risk participation agreements	37	19
Loans sold with recourse	37	5
Marketing rights	33	37
Total	$75,040	$71,739

Citizens Financial Group, Inc. | 140

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $183 million and $236 million, respectively, at December 31, 2019 and $68 million and $161 million, respectively, at December 31, 2018.
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

Citizens Financial Group, Inc. | 141

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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2019			December 31, 2018
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,778	$1,727	$51	$967	$967	$—
Commercial and commercial real estate loans held for sale, at fair value	168	175	(7)	252	252	—

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
The residential mortgage loans accounted for under the fair value option are initially measured at fair value (i.e., acquisition cost) when the financial asset is acquired. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations. The Company recognized changes in fair value in mortgage banking income of $6 million for the years ended December 31, 2019, 2018 and 2017.
Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.

Citizens Financial Group, Inc. | 142

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
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2019. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in other noninterest income on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 18 for further information.
Interest income on commercial and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income. Citizens recognized $5 million, ($2) million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively, in other noninterest income related to its commercial trading portfolio.
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
A portion of the Company’s assets and liabilities are carried at fair value, including securities available for sale, derivative instruments and other investment securities. In addition, the Company elects to account for its loans associated with its mortgage banking business and secondary loan trading desk at fair value. Citizens classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:

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

Citizens Financial Group, Inc. | 143

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
Mortgage Servicing Rights — Fair Value Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 7 for more information.
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

Citizens Financial Group, Inc. | 144

on the quoted spot rates together with interest rate yield curves and forward currency rates. Since all of these inputs are observable in the market, foreign exchange derivatives are classified as Level 2 in the fair value hierarchy.
Money Market Mutual Fund Investments
Fair value is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at December 31, 2019:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,537	$—	$20,537	$—
State and political subdivisions	5	—	5	—
U.S. Treasury and other	71	71	—	—
Total debt securities available for sale	20,613	71	20,542	—
Loans held for sale, at fair value:
Residential loans held for sale	1,778	—	1,778	—
Commercial loans held for sale	168	—	168	—
Total loans held for sale, at fair value	1,946	—	1,946	—
Mortgage servicing rights	642	—	—	642
Derivative assets:
Interest rate contracts	773	—	773	—
Foreign exchange contracts	174	—	174	—
Other contracts	37	—	18	19
Total derivative assets	984	—	965	19
Equity securities, at fair value:
Money market mutual fund investments	47	47	—	—
Total equity securities, at fair value	47	47	—	—
Total assets	$24,232	$118	$23,453	$661
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Foreign exchange contracts	166	—	166	—
Other contracts	23	—	23	—
Total derivative liabilities	322	—	322	—
Total liabilities	$322	$—	$322	$—

Citizens Financial Group, Inc. | 145

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

The following table present a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the year ended December 31, 2019. There were no other derivative contracts measured at fair value on a recurring basis and classified as Level 3 for the year ended December 31, 2018.

	For the Year Ended December 31,
	2019		2018
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights
Beginning balance	$600	$—	$—
Acquired MSRs	—	—	590
Issuances	270	144	73
Settlements (1)	(119)	(161)	(32)
Changes in fair value during the period recognized in earnings(2)	(109)	17	(31)
Transfers from Level 2 to Level 3 (3)	—	18	—
Ending balance	$642	$19	$600
(1) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(2) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.
(3) Reflects changes in the significance of unobservable inputs on derivative contracts associated with mortgage origination costs.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include MSRs accounted for by the amortization method and loan impairments for certain loans and leases.

Citizens Financial Group, Inc. | 146

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
Mortgage Servicing Rights — Amortization Method
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value was calculated using a discounted cash flow model, which used assumptions, including weighted-average life, weighted-average constant prepayment rate and weighted-average discount rate. Refer to Note 7 for more information.
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
The following table presents gains (losses) on assets and liabilities measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2019	2018	2017
Impaired collateral-dependent loans	($34)	($13)	($35)
MSRs	(1)	3	2
Leased assets	(12)	(7)	(15)

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	December 31, 2019				December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Impaired collateral-dependent loans	$312	$—	$312	$—	$338	$—	$338	$—
MSRs	193	—	—	193	243	—	—	243
Leased assets	57	—	57	—	92	—	92	—

Citizens Financial Group, Inc. | 147

Disclosures about Fair Value of Financial Instruments

The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,202	$3,242	$—	$—	$3,202	$3,242	$—	$—
Equity securities, at cost	807	807	—	—	807	807	—	—
Other loans held for sale	1,384	1,384	—	—	—	—	1,384	1,384
Loans and leases	119,088	119,792	—	—	312	312	118,776	119,480
Financial liabilities:
Deposits	125,313	125,340	—	—	125,313	125,340	—	—
Federal funds purchased and securities sold under agreements to repurchase	265	265	—	—	265	265	—	—
Other short-term borrowed funds	9	9	—	—	9	9	—	—
Long-term borrowed funds	14,047	14,228	—	—	14,047	14,228	—	—

	December 31, 2018
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$4,165	$4,041	$—	$—	$4,165	$4,041	$—	$—
Equity securities, at cost	834	834	—	—	834	834	—	—
Other loans held for sale	101	101	—	—	—	—	101	101
Loans and leases	116,660	116,627	—	—	338	338	116,322	116,289
Financial liabilities:
Deposits	119,575	119,503	—	—	119,575	119,503	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	—	—	1,156	1,156	—	—
Other short-term borrowed funds	161	161	—	—	161	161	—	—
Long-term borrowed funds	15,925	15,877	—	—	15,925	15,877	—	—

NOTE 20 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

	December 31,
(in millions)	2019	2018
Revenue from contracts with customers	$1,172	$1,119
Revenue from other sources	705	477
Noninterest income	$1,877	$1,596

Revenues from Contracts with Customers
Citizens recognizes revenue from contracts with customers in the amount of consideration it expects to receive upon the transfer of control of a good or service. The timing of recognition is dependent on whether the Company satisfies a performance obligation by transferring control of the product or service to a customer over

Citizens Financial Group, Inc. | 148

time or at a point in time. Judgments are made in the recognition of income including the timing of satisfaction of performance obligations and determination of the transaction price.
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$400	$103	$503	$408	$105	$513
Card fees	215	39	254	207	37	244
Capital markets fees	—	202	202	—	181	181
Trust and investment services fees	202	—	202	171	—	171
Other banking fees	1	10	11	—	10	10
Total revenue from contracts with customers	$818	$354	$1,172	$786	$333	$1,119
(1) There is no revenue from contracts with customers included in Other non-segment operations.
Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2019. Citizens has elected the practical expedient to exclude disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed. A description of the above components of revenue from contracts with customers is presented below:
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
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2019 and 2018, the Company recognized trailing commissions

Citizens Financial Group, Inc. | 149

of $15 million and $16 million, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
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
Mortgage Banking Fees
Mortgage banking fees primarily include gains on sales of residential mortgages originated with the intent to sell and servicing fees on mortgages where the Company is the servicer. Mortgage banking fees also include valuation adjustments for mortgage loans held-for-sale that are measured at the lower of cost or fair value, as well as mortgage loans originated with the intent to sell that are measured at fair value under the fair value option. Changes in the value of MSRs are reported in mortgage fees and related income. For a further discussion of MSRs, see Note 8. Net interest income from mortgage loans is recorded in interest income.
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

	Year Ended December 31,
(in millions)	2019	2018	2017
Bank-owned life insurance	$55	$56	$54

NOTE 21 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2019	2018	2017
Promotional expense	$112	$129	$105
Deposit insurance	62	104	137
Other	302	262	300
Other operating expense	$476	$495	$542

NOTE 22 - INCOME TAXES
Citizens uses an asset and liability (balance sheet) approach for financial accounting and reporting of income taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in gross deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent changes in taxes expected to be paid in the future due to reversals of temporary differences between the bases of

Citizens Financial Group, Inc. | 150

the assets and liabilities as measured under tax laws, and their bases reported in the Consolidated Financial Statements as measured under GAAP.
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
The following table presents total income tax expense:

	Year Ended December 31,
(in millions)	2019	2018	2017
Income tax expense	$460	$462	$260
Tax effect of changes in OCI	225	(96)	(7)
Total comprehensive income tax expense	$685	$366	$253

The following table presents the components of income tax expense:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2019
U.S. federal	$323	$64	$387
State and local	73	—	73
Total	$396	$64	$460
Year Ended December 31, 2018
U.S. federal	$271	$90	$361
State and local	94	7	101
Total	$365	$97	$462
Year Ended December 31, 2017
U.S. federal	$376	($142)	$234
State and local	20	6	26
Total	$396	($136)	$260

Citizens Financial Group, Inc. | 151

The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2019		2018		2017
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$473	21.0%	$459	21.0%	$669	35.0%
Increase (decrease) resulting from:
Federal rate change	—	—	(34)	(1.6)	(331)	(17.3)
State and local income taxes (net of federal benefit)	73	3.2	89	4.1	46	2.4
Bank-owned life insurance	(12)	(0.5)	(12)	(0.5)	(19)	(1.0)
Tax-exempt interest	(15)	(0.7)	(15)	(0.7)	(21)	(1.1)
Tax advantaged investments (including related credits)	(50)	(2.3)	(44)	(2.0)	(51)	(2.7)
Other tax credits	(10)	(0.4)	(8)	(0.4)	(3)	(0.1)
Adjustments for uncertain tax positions	—	—	1	0.1	(23)	(1.2)
Non-deductible FDIC premiums	13	0.6	21	1.0	—	—
Legacy tax matters	(19)	(0.8)	—	—	—	—
Other	7	0.3	5	0.2	(7)	(0.4)
Total income tax expense and tax rate	$460	20.4%	$462	21.2%	$260	13.6%

The following table presents the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Other comprehensive income	$141	$366
Allowance for credit losses	315	308
State net operating loss carryforwards	62	90
Accrued expenses not currently deductible	24	36
Investment and other tax credit carryforwards	89	74
Fair value adjustments	—	28
Total deferred tax assets	631	902
Valuation allowance	(79)	(110)
Deferred tax assets, net of valuation allowance	552	792
Deferred tax liabilities:
Leasing transactions	513	527
Amortization of intangibles	370	364
Depreciation	186	195
Pension and other employee compensation plans	124	127
Partnerships	71	51
Deferred Income	79	50
MSRs	75	51
Total deferred tax liabilities	1,418	1,365
Net deferred tax liability	$866	$573

Deferred tax assets are recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2019, the Company had state tax net operating loss carryforwards of $1.1 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2019, the Company had a valuation allowance of $79 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that

Citizens Financial Group, Inc. | 152

the Company will not recognize a portion of the deferred tax assets related to these items. The valuation allowance decreased $31 million during the year ended December 31, 2019.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2019, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
Citizens files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2016.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(in millions)	2019	2018	2017
Balance at the beginning of the year	$8	$5	$42
Gross increase for tax positions related to current year	—	3	—
Gross decrease for tax positions related to prior years	(2)	—	(27)
Decrease for tax positions as a result of the lapse of the statutes of limitations	(1)	—	(1)
Decrease for tax positions related to settlements with taxing authorities	—	—	(9)
Balance at end of year	$5	$8	$5

Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Included in the total amount of unrecognized tax benefits at December 31, 2019, are potential benefits of $5 million that, if recognized, would impact the effective tax rate.
Citizens classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no interest accrued through income tax expense during the years ended December 31, 2019 and 2018. The Company released $8 million of accrued interest through income tax expense during the year ended December 31, 2017. Citizens had approximately $1 million, $2 million, and $1 million accrued for the payment of interest at December 31, 2019, 2018, and 2017, respectively. There were no amounts accrued for penalties as of December 31, 2019, 2018, and 2017, and there were no penalties recognized during the years ended December 31, 2019, 2018, and 2017.
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

Citizens Financial Group, Inc. | 153

	Year Ended December 31,
(in millions, except share and per-share data)	2019	2018	2017
Numerator (basic and diluted):
Net income	$1,791	$1,721	$1,652
Less: Preferred stock dividends	73	29	14
Net income available to common stockholders	$1,718	$1,692	$1,638
Denominator:
Weighted-average common shares outstanding - basic	449,731,453	478,822,072	502,157,440
Dilutive common shares: share-based awards	1,482,248	1,608,669	1,527,651
Weighted-average common shares outstanding - diluted	451,213,701	480,430,741	503,685,091
Earnings per common share:
Basic	$3.82	$3.54	$3.26
Diluted(1)	3.81	3.52	3.25

(1)  Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 783 and 533 for the years ended December 31, 2019 and 2017. There were no potentially dilutive shares to exclude from the calculation for the year ended December 31, 2018.

NOTE 24 - REGULATORY MATTERS
As a bank holding company, Citizens is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC.
Under the U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. A CCB of 2.5% is imposed on top of each of the three minimum risk-weighted capital ratios listed above. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized rules. The Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize in regulatory capital the impacts of net unrealized gains and losses included within AOCI for debt securities that are available for sale or held to maturity, accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets.

	Actual		Minimum Capital Adequacy
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2019
CET1 capital	$14,304	10.0	$10,004	7.000%
Tier 1 capital	15,874	11.1	12,148	8.500
Total capital	18,542	13.0	15,006	10.500
Tier 1 leverage	15,874	10.0	6,351	4.000
As of December 31, 2018
CET1 capital	$14,485	10.6%	$8,683	6.375%
Tier 1 capital	15,325	11.3	10,726	7.875
Total capital	18,157	13.3	13,450	9.875
Tier 1 leverage	15,325	10.0	6,121	4.000

(1) “Minimum Capital ratio” includes capital conservation buffer of 2.500% for 2019 and 1.875% for 2018; N/A to Tier 1 leverage.
Under the FRB’s Capital Plan Rule, the Company may only make capital distributions, including payment of dividends and share repurchases, in accordance with a capital plan that has been reviewed by the FRB with no objection or as otherwise authorized by the FRB. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance and market conditions. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 16 for more information regarding the Company’s preferred stock issuances, common stock repurchases, and dividends.

Citizens Financial Group, Inc. | 154

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
Non-segment Operations
Other
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets, community development, non-core assets, and other unallocated assets, liabilities, capital, revenues, provision for credit losses, and expenses including income tax expense. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment

Citizens Financial Group, Inc. | 155

charges. For impairment testing purposes, the Company assigns goodwill to its Consumer Banking and Commercial Banking reporting units.

	As of and for the Year Ended December 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,182	$1,466	($34)	$4,614
Noninterest income	1,156	607	114	1,877
Total revenue	4,338	2,073	80	6,491
Noninterest expense	2,851	858	138	3,847
Profit before provision for credit losses	1,487	1,215	(58)	2,644
Provision for credit losses	325	97	(29)	393
Income (loss) before income tax expense (benefit)	1,162	1,118	(29)	2,251
Income tax expense (benefit)	287	248	(75)	460
Net income	$875	$870	$46	$1,791
Total average assets	$66,240	$55,947	$39,989	$162,176

	As of and for the Year Ended December 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,064	$1,497	($29)	$4,532
Noninterest income	973	545	78	1,596
Total revenue	4,037	2,042	49	6,128
Noninterest expense	2,723	813	83	3,619
Profit before provision for credit losses	1,314	1,229	(34)	2,509
Provision for credit losses	289	26	11	326
Income (loss) before income tax expense (benefit)	1,025	1,203	(45)	2,183
Income tax expense (benefit)	258	276	(72)	462
Net income	$767	$927	$27	$1,721
Total average assets	$62,444	$52,362	$39,747	$154,553

	As of and for the Year Ended December 31, 2017
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,651	$1,411	$111	$4,173
Noninterest income	905	538	91	1,534
Total revenue	3,556	1,949	202	5,707
Noninterest expense	2,593	772	109	3,474
Profit before provision for credit losses	963	1,177	93	2,233
Provision for credit losses	265	19	37	321
Income before income tax expense (benefit)	698	1,158	56	1,912
Income tax expense (benefit)	246	384	(370)	260
Net income	$452	$774	$426	$1,652
Total average assets	$59,714	$49,747	$40,492	$149,953

Citizens Financial Group, Inc. | 156

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
Goodwill
For impairment testing purposes, the Company assigns goodwill to its Consumer Banking and Commercial Banking reporting units. For management reporting purposes, the Company presents the goodwill balance (and any related impairment charges) in Other.
Substantially all revenues generated and long-lived assets held by the Company’s business segments are derived from clients that reside in the United States. Neither business segment earns revenue from a single external customer that represents ten percent or more of the Company’s total revenues.

Citizens Financial Group, Inc. | 157

NOTE 26 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2019	2018	2017
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$1,130	$1,650	$1,055
Interest	48	46	43
Management and service fees	42	22	31
Income from nonbank subsidiaries and excluding equity in undistributed earnings:
Dividends from nonbank subsidiaries	8	5	4
Interest	4	2	1
Equity securities gains	—	—	1
All other operating income	1	1	1
Total operating income	1,233	1,726	1,136
OPERATING EXPENSE:
Salaries and employee benefits	35	25	40
Interest expense	87	89	97
All other expenses	27	23	22
Total operating expense	149	137	159
Income before taxes and undistributed income	1,084	1,589	977
Income taxes	(10)	(13)	(10)
Income before undistributed earnings of subsidiaries	1,094	1,602	987
Equity in undistributed earnings of subsidiaries:
Bank	682	109	655
Nonbank	15	10	10
Net income	$1,791	$1,721	$1,652
Other comprehensive income (loss), net of income taxes:
Net pension plan activity arising during the period	($5)	$5	($1)
Net unrealized derivative instrument gains arising during the period	2	2	1
Other comprehensive (loss) income activity of the Parent Company, net of income taxes	(3)	7	—
Other comprehensive income (loss) activity of Bank subsidiaries, net of income taxes	683	(283)	(7)
Total other comprehensive income (loss), net of income taxes	680	(276)	(7)
Total comprehensive income	$2,471	$1,445	$1,645

In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations, see Note 24 for more information. Additionally, see Note 16 for more information regarding the Company’s common and preferred stock dividends.

Citizens Financial Group, Inc. | 158

Condensed Balance Sheets

(in millions)	December 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$1,418	$961
Loans and advances to:
Bank subsidiaries	1,146	1,158
Nonbank subsidiaries	120	70
Investments in subsidiaries:
Bank subsidiaries	21,973	20,590
Nonbank subsidiaries	99	83
Other assets	127	117
TOTAL ASSETS	$24,883	$22,979
LIABILITIES:
Long-term borrowed funds due to unaffiliated companies	$2,485	$1,987
Other liabilities	197	175
TOTAL LIABILITIES	2,682	2,162
TOTAL STOCKHOLDERS’ EQUITY	22,201	20,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,883	$22,979
Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,791	$1,721	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(8)	17	(11)
Gain on sales of assets	—	—	(1)
Equity in undistributed earnings of subsidiaries	(697)	(120)	(665)
Increase in other liabilities	50	11	99
Decrease (increase) in other assets	7	(7)	5
Other operating, net	58	40	(1)
Net cash provided by operating activities	1,201	1,662	1,078
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(105)	—	(230)
Repayment of investments in and advances to subsidiaries	55	—	167
Other investing, net	(1)	(1)	(1)
Net cash used by investing activities	(51)	(1)	(64)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	500	—	—
Repayments of long-term borrowed funds	—	(333)	—
Proceeds from issuance of common stock	—	—	34
Treasury stock purchased	(1,220)	(1,025)	(820)
Net proceeds from issuance of preferred stock	730	593	—
Dividends declared and paid to common stockholders	(617)	(471)	(322)
Dividends declared and paid to preferred stockholders	(65)	(14)	(14)
Other financing, net	(21)	(13)	—
Net cash used by financing activities	(693)	(1,263)	(1,122)
Increase (decrease) in cash and due from banks	457	398	(108)
Cash and due from banks at beginning of year	961	563	671
Cash and due from banks at end of year	$1,418	$961	$563

Citizens Financial Group, Inc. | 159

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting, the Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8.
ITEM 9B. OTHER INFORMATION
None.
PART III

We refer in Part III of this Report to relevant sections of our 2020 Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2019 fiscal year. Portions of our 2020 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Election of Directors” — “Nominees” and “Board Governance and Oversight — Corporate Governance Guidelines, Committee Charters and Code of Business and Ethics” of our 2020 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Role of Risk Management in Compensation,” and “CEO Pay Ratio” of our 2020 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 160

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement and is incorporated herein by reference.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below. Additional information regarding these plans is included in Note 17 in Item 8.
Equity Compensation Plan Information
At December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available (excluding securities reflected in first column) (#)(3)
Equity compensation plans approved by security holders	3,000,224	—	53,899,864
Equity compensation plans not approved by security holders	—	—	—
Total	3,000,224	—	53,899,864
(1) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(2) We had no outstanding options.
(3) Represents the number of shares remaining available for future issuance under the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (46,659,259 shares), the Citizens Financial Group, Inc. 2014 Employee Stock Repurchase Plan (5,782,877 shares), and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (1,457,728 shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2020 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2020 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc., included in this Report:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;

•	Consolidated Balance Sheets as of December 31, 2019 and 2018;

•	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Item 8, or are either inapplicable or not required.

Citizens Financial Group, Inc. | 161

(a)(3) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed May 8, 2015)

3.2 Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated May 22, 2018, filed with the Secretary of State of the State of Delaware and effective May 22, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2018)

3.3 Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated October 24, 2018, filed with the Secretary of State of the State of Delaware and effective October 24, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 25, 2018)

3.4 Certificate of Designations of the Registrant with respect to the Series D Preferred Stock, dated January 23, 2019, filed with the Secretary of State of the State of Delaware and effective January 23, 2019 (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form 8-A, filed January 29, 2019)

3.5 Certificate of Designations of the Registrant with respect to the Series E Preferred Stock, dated October 22, 2019, filed with the Secretary of State of the State of Delaware and effective October 22, 2019 (incorporated herein by reference to Exhibit 3.5 of the Registration Statement on Form 8-A, filed October 25, 2019)

3.6 Bylaws of the Registrant (as amended and restated on October 20, 2016) (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 24, 2016)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

4.4 Form of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

4.5 Form of Deposit Agreement, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed October 25, 2019)

4.6 Form of Depository Receipt (incorporated herein by reference as Exhibit A to Exhibit 4.2 of the Current Report on Form 8-K, filed January 29, 2019)

4.7 Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

Citizens Financial Group, Inc. | 162

10.3 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 20, 2019 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 6, 2019)†

10.4 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2017 Award (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2018 Award (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 24, 2019)†

10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.9 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Share Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.10 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2017 Awards (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.11 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Form of Performance Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.12 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2018 Awards (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.13 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 24, 2019)†

10.14 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.15 Citizens Financial Group, Inc. Amendment to Performance Share Unit Award Agreement/Restricted Stock Unit Agreement/Deferred Cash Agreement Terms and Conditions (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.16 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.17 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, Amended and Effective as of April 26, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 9, 2018)†

Citizens Financial Group, Inc. | 163

10.18 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.19 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.20 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.21 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.22 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.23 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.24 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.25 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.26 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019†*

10.27 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019†*

10.28 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.29 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.30 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2017 and 2018 Awards (incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.31 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement (incorporated herein by reference to Exhibit 10.32 of the Annual Report on Form 10-K, filed February 24, 2019)†

10.32 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.33 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.34 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form S-1, filed May 9, 2016)†

Citizens Financial Group, Inc. | 164

10.35 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement between the Registrant and Bruce Van Saun relating to the May 2016 Grant (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.36 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement between the Registrant and Bruce Van Saun for the May 2016 Grant (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 9, 2016)†

10.37 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.38 Offer Letter, dated May 23, 2008, as amended on August 6, 2014, between the Registrant and Brad Conner and subsequent addendums dated August 6, 2014 and August 2, 2017 (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.39 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 24, 2019)†

10.40 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.41 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

21.1 Subsidiaries of Registrant*

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
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 165

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2020.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 166

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Stephen T. Gannon, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2019 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 24, 2020
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chairman and Chief Financial Officer	February 24, 2020
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 24, 2020
(Principal Accounting Officer)

/s/ Mark Casady
Mark Casady	Director	February 24, 2020

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 24, 2020

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 24, 2020

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 24, 2020

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 24, 2020

/s/ Edward J. Kelley III
Edward J. Kelly III	Director	February 24, 2020

/s/ Charles J. Koch
Charles J. Koch	Director	February 24, 2020

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 24, 2020

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 24, 2020

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 24, 2020

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 24, 2020

Citizens Financial Group, Inc. | 167