Form 10-Q
period 2020-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2020-05-07
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2020
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 426,619,057 shares of Registrant’s common stock ($0.01 par value) outstanding on May 1, 2020.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Reserve for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value

Citizens Financial Group, Inc. | 3

MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
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

Citizens Financial Group, Inc. | 4

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 5

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID-19 pandemic on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

•	The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;

•	Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals;

•	The COVID-19 pandemic and its effects on the economic and business environments in which we operate;

•	Our ability to meet heightened supervisory requirements and expectations;

•	Liabilities and business restrictions resulting from litigation and regulatory investigations;

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
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute what is

Citizens Financial Group, Inc. | 6

reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part II, Item 1A of this Report and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $176.7 billion in assets as of March 31, 2020. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,800 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2019 Form 10-K.
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

Citizens Financial Group, Inc. | 7

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
FINANCIAL PERFORMANCE
Net income of $34 million decreased 92% from the first quarter of 2019, with earnings per diluted common share of $0.03, down $0.89 from $0.92 per diluted common share in the first quarter of 2019. ROTCE of 0.4% declined from 13.0% in the first quarter of 2019. Net income available to common stockholders of $12 million decreased $412 million, or 97%, compared to $424 million in the first quarter of 2019.
First quarter 2020 results reflected a $25 million, or $0.06 per diluted common share, after-tax reduction from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives. In the first quarter of 2019, there were $4 million after-tax of notable items, or $0.01 per diluted common share, tied to integration costs associated with acquisitions. On an Underlying basis, which excludes notable items, first quarter 2020 net income available to common stockholders of $37 million compared with $428 million in the first quarter of 2019. Underlying EPS of $0.09 per share compares with $0.93 in the first quarter of 2019. Underlying first quarter 2020 ROTCE of 1.1% compared with 13.1% in the first quarter of 2019. Tangible book value per common share of $31.97 increased 8% from the first quarter of 2019.
In the first quarter of 2020, we adopted the CECL accounting standard and recorded first quarter 2020 provision for credit losses of $600 million pre-tax, or $1.10 per share after-tax, including a reserve build of $463 million pre-tax, or $0.85 per share after-tax, tied to COVID-19 pandemic impacts.

	Three Months Ended March 31,
	2020			2019
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,012	$11	$34	$937	$127	$439
Less notable items:
Total integration costs	4	(1)	(3)	5	(1)	(4)
Other notable items(1)	29	(7)	(22)	—	—	—
Total notable items	33	(8)	(25)	5	(1)	($4)
Underlying results* (non-GAAP)	$979	$19	$59	$932	$128	$443
(1) Other notable items include noninterest expense of $29 million related to our TOP programs and other efficiency initiatives.

•	Total revenue of $1.7 billion increased $69 million, or 4%, from the first quarter of 2019, reflecting strength in noninterest income and stable net interest income.

◦	Net interest income of $1.2 billion was stable, reflecting 4% growth in average interest-earning assets offset by the impact of the lower rate and challenging yield-curve environment.

◦
Net interest margin of 3.09% decreased 14 basis points from 3.23% in the first quarter of 2019, reflecting the impact of lower interest rates, which was partially offset by lower funding costs and improved deposit mix as well as the continued mix shift towards better-returning assets.

–	Net interest margin on a fully taxable-equivalent basis of 3.10% decreased by 15 basis points, compared to 3.25% in the first quarter of 2019.

–
Average loans and leases of $121.1 billion increased $3.4 billion, or 3%, from $117.6 billion in the first quarter of 2019, reflecting a $1.8 billion increase in commercial loans and leases driven by the impact of higher COVID-19 related line utilization and a $1.6 billion increase in retail loans.

Citizens Financial Group, Inc. | 8

–
Period-end loan growth of $8.4 billion, or 7%, from the fourth quarter of 2019, reflected 15% growth in total commercial loans and leases, which included the estimated $7.2 billion impact of higher line of credit utilization tied to COVID-19 disruption. As of April 30, 2020, estimated COVID-19-related credit utilization fell to approximately $6.4 billion.

–
Average deposits of $126.6 billion increased $6.2 billion, or 5%, from $120.4 billion in the first quarter of 2019, reflecting growth in money market accounts, savings, checking with interest and demand deposits, partially offset by a decrease in term deposits.

–	Period-end deposit growth of $8.2 billion, or 7%, from the fourth quarter of 2019, kept pace with loan growth as most commercial customers left their funds from line draws on deposit with us.

◦
Noninterest income of $497 million increased $69 million, or 16%, from the first quarter of 2019, driven by record results in mortgage banking and trust and investment services fees, partially offset by COVID-19 impacts that resulted in lower service charges and fees, card fees, capital market fees and foreign exchange and interest rate products revenue.

•
Noninterest expense of $1.0 billion increased $75 million, or 8%, from $937 million in the first quarter of 2019, driven by higher salaries and employee benefits, outside services, and equipment and software expense.

◦	On an Underlying basis, noninterest expense increased 5% from the first quarter of 2019.

•	The efficiency ratio of 61.1% compared to 59.0% for the first quarter of 2019, and ROTCE of 0.4% compared to 13.0%.

◦
On an Underlying basis, operating leverage was (0.7%), the efficiency ratio of 59.1% compared to 58.7% for the first quarter of 2019 and ROTCE of 1.1% compared to 13.1%, reflecting the challenging environment presented by COVID-19, in particular the CECL provision impact.

•	Provision for credit losses of $600 million increased $515 million from $85 million for the first quarter of 2019, driven by a $463 million CECL reserve build tied to COVID-19 impacts.

•	Tangible book value per common share of $31.97 increased 8% from the first quarter of 2019. Fully diluted average common shares outstanding decreased 33.1 million shares, or 7%, over the same period.

Citizens Financial Group, Inc. | 9

SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three months ended March 31, 2020 and 2019 and the summary Consolidated Balance Sheet data as of March 31, 2020 and December 31, 2019 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2020	2019
OPERATING DATA:
Net interest income	$1,160	$1,160
Noninterest income	497	428
Total revenue	1,657	1,588
Provision for credit losses	600	85
Noninterest expense	1,012	937
Income before income tax expense	45	566
Income tax expense	11	127
Net income	$34	$439
Net income available to common stockholders	$12	$424
Net income per common share - basic	$0.03	$0.92
Net income per common share - diluted	$0.03	$0.92
OTHER OPERATING DATA(1):
Return on average common equity	0.24%	8.62%
Return on average tangible common equity	0.36	13.00
Return on average total assets	0.08	1.11
Return on average total tangible assets	0.09	1.16
Efficiency ratio	61.10	59.00
Operating leverage(2)	(3.71)	2.57
Net interest margin, FTE(3)	3.10	3.25
Effective income tax rate	24.13	22.42
(1) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.
(2) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(3) Net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%.

Citizens Financial Group, Inc. | 10

(dollars in millions)	March 31, 2020	December 31, 2019
BALANCE SHEET DATA:
Total assets	$176,719	$165,733
Loans held for sale, at fair value	2,911	1,946
Other loans held for sale	350	1,384
Loans and leases	127,528	119,088
Allowance for loan and lease losses	(2,171)	(1,252)
Total securities	26,352	24,669
Goodwill	7,050	7,044
Total liabilities	154,769	143,532
Total deposits	133,475	125,313
Short-term borrowed funds(1)	1,059	274
Long-term borrowed funds	16,437	14,047
Total stockholders’ equity	21,950	22,201
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for credit losses as a percentage of loans and leases	1.73%	1.09%
Allowance for credit losses as a percentage of nonaccruing loans and leases	283.48	184.31
Nonaccruing loans and leases as a percentage of loans and leases	0.61	0.59
Capital Ratios:
CET1 capital ratio(2)	9.4%	10.0%
Tier 1 capital ratio	10.5	11.1
Total capital ratio	12.5	13.0
Tier 1 leverage ratio	9.6	10.0
(1) In the first quarter of 2020, we reclassified federal funds purchased and securities sold under agreement to repurchase and other short-term borrowed funds to short-term borrowed funds. Prior periods have been adjusted to conform with the current period presentation.
(2) See “—Key Performance Metrics, Non-GAAP Financial Measures and Reconciliations” for definitions of our key performance metrics.

Citizens Financial Group, Inc. | 11

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” and “—Risk Governance” as described in our 2019 Form 10-K.

Citizens Financial Group, Inc. | 12

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended March 31,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$1,859	$5	1.12%	$1,497	$8	2.19%	$362	(107) bps
Taxable investment securities	25,339	147	2.32	25,136	166	2.64	203	(32)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	25,343	147	2.32	25,141	166	2.64	202	(32)
Commercial	43,152	417	3.82	41,562	460	4.43	1,590	(61)
Commercial real estate	13,876	139	3.96	13,272	165	4.98	604	(102)
Leases	2,482	18	2.83	2,873	21	2.85	(391)	(2)
Total commercial loans and leases	59,510	574	3.81	57,707	646	4.48	1,803	(67)
Residential mortgages	18,866	164	3.47	19,094	175	3.67	(228)	(20)
Home equity	13,042	152	4.69	14,075	183	5.27	(1,033)	(58)
Automobile	12,173	131	4.34	12,070	120	4.04	103	30
Education	10,610	149	5.64	9,069	134	5.99	1,541	(35)
Other retail	6,854	132	7.77	5,634	123	8.87	1,220	(110)
Total retail loans	61,545	728	4.75	59,942	735	4.96	1,603	(21)
Total loans and leases	121,055	1,302	4.29	117,649	1,381	4.72	3,406	(43)
Loans held for sale, at fair value	1,890	15	3.28	1,035	11	4.35	855	(107)
Other loans held for sale	799	9	4.31	191	4	7.03	608	(272)
Interest-earning assets	150,946	1,478	3.91	145,513	1,570	4.34	5,433	(43)
Allowance for loan and lease losses	(1,708)			(1,243)			(465)
Goodwill	7,046			7,018			28
Other noninterest-earning assets	10,893			9,127			1,766
Total assets	$167,177			$160,415			$6,762
Liabilities and Stockholders’ Equity:
Checking with interest	$24,612	$37	0.60%	$22,987	$52	0.91%	$1,625	(31)
Money market accounts	39,839	93	0.94	35,209	110	1.26	4,630	(32)
Regular savings	14,201	18	0.51	12,626	17	0.56	1,575	(5)
Term deposits	18,616	79	1.70	21,127	108	2.08	(2,511)	(38)
Total interest-bearing deposits	97,268	227	0.94	91,949	287	1.27	5,319	(33)
Short-term borrowed funds (1)	644	1	0.76	698	2	1.37	(54)	(61)
Long-term borrowed funds	14,057	90	2.56	14,736	121	3.27	(679)	(71)
Total borrowed funds	14,701	91	2.48	15,434	123	3.18	(733)	(70)
Total interest-bearing liabilities	111,969	318	1.14	107,383	410	1.54	4,586	(40)
Demand deposits	29,362			28,465			897
Other liabilities	4,053			3,584			469
Total liabilities	145,384			139,432			5,952
Stockholders’ equity	21,793			20,983			810
Total liabilities and stockholders’ equity	$167,177			$160,415			$6,762
Interest rate spread			2.77%			2.80%		(3)
Net interest income and net interest margin		$1,160	3.09%		$1,160	3.23%		(14)
Net interest income and net interest margin, FTE(2)		$1,164	3.10%		$1,166	3.25%		(15)
Memo: Total deposits (interest-bearing and demand)	$126,630	$227	0.72%	$120,414	$287	0.97%	$6,216	(25) bps
(1) In the first quarter of 2020, we reclassified federal funds purchased and securities sold under agreement to repurchase and other short-term borrowed funds to short-term borrowed funds. Prior periods have been adjusted to conform with the current period presentation.
(2) Net interest income and net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.

Citizens Financial Group, Inc. | 13

Net interest income of $1.2 billion was stable with first quarter 2019, despite the lower rate and challenging yield-curve environment, given 4% growth in interest-earning assets.
Net interest margin of 3.09% decreased 14 basis points compared to 3.23% in the first quarter of 2019, as the impact of lower interest rates was partially offset by lower funding costs and improved deposit mix, as well as continued mix shift towards better-returning assets. Net interest margin on an FTE basis of 3.10% decreased 15 basis points compared to 3.25% in the first quarter of 2019. Average interest-earning asset yields of 3.91% decreased 43 basis points from 4.34% in the first quarter of 2019, while average interest-bearing liability costs of 1.14% decreased 40 basis points from 1.54% in the first quarter of 2019.
Average interest-earning assets of $150.9 billion increased $5.4 billion, or 4%, from the first quarter of 2019, driven by a 4.9 billion, or 4%, increase in average loans and leases and LHFS. Results reflected a $1.8 billion increase in average commercial loans and leases and a $1.6 billion increase in average retail loans. Commercial loan growth reflected strength in commercial and industrial loans and commercial real estate, and was driven by the impact of higher COVID-19-related line of credit utilization. Retail loan growth was driven by education and other retail, partially offset by lower home equity.
Average deposits of $126.6 billion increased $6.2 billion, or 5%, from the first quarter of 2019, reflecting growth in checking with interest, money market accounts, savings and demand deposits, partially offset by a decline in term deposits. Average total borrowed funds of $14.7 billion decreased $733 million from the first quarter of 2019, reflecting a decrease in long-term and short-term borrowed funds. Total borrowed funds costs of $91 million decreased $32 million from the first quarter of 2019. The total borrowed funds cost of 2.48% decreased 70 basis points from 3.18% in the first quarter of 2019 due to lower interest cost on long-term senior debt and FHLB borrowings.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended March 31,
(in millions)	2020	2019	Change	Percent
Service charges and fees	$118	$123	($5)	(4%)
Mortgage banking fees	159	43	116	NM
Card fees	56	59	(3)	(5)
Capital markets fees	43	54	(11)	(20)
Trust and investment services fees	53	47	6	13
Foreign exchange and interest rate products	24	36	(12)	(33)
Letter of credit and loan fees	34	33	1	3
Securities gains, net	—	8	(8)	(100)
Other income (1)	10	25	(15)	(60)
Noninterest income	$497	$428	$69	16%
(1) Includes net impairment losses recognized in earnings on available for sale debt securities, bank-owned life insurance income and other income.

Noninterest income increased $69 million from the first quarter of 2019, as record results in mortgage banking and trust and investment services fees were partially offset by COVID-19 impacts on service charges and fees, card fees, capital markets and foreign exchange and interest rate products. Mortgage banking fees of $159

Citizens Financial Group, Inc. | 14

million reflected increased origination volumes and improved gain on sale margins, as well as higher mortgage servicing rights hedging gains. Capital markets fees of $43 million decreased $11 million, as market disruption in March resulted in a $21 million unrealized loss on trading assets. Foreign exchange and interest rate products revenue of $24 million declined by $12 million, driven by a $10 million decrease in net credit valuation adjustments given the fall in rates. Other income decreased from first quarter 2019 levels that included higher gains related to asset dispositions and efficiency initiatives.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended March 31,
(in millions)	2020	2019	Change	Percent
Salaries and employee benefits	$549	$509	$40	8%
Equipment and software expense	133	125	8	6
Outside services	135	110	25	23
Occupancy	84	83	1	1
Other operating expense	111	110	1	1
Noninterest expense	$1,012	$937	$75	8%
Noninterest expense increased $75 million, or 8%, from the first quarter of 2019, largely reflecting higher salaries and employee benefits given the impact of annual merit increases and revenue-based compensation tied to increased mortgage originations. Results also reflect higher equipment and software expense given continued investments in technology as well as higher outside services largely tied to growth initiatives. Underlying noninterest expense of $979 million increased $47 million, or 5%. These results were partially offset by a reduction in occupancy.

Citizens Financial Group, Inc. | 15

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate an appropriate and adequate ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccruing Loans and Leases” for more information.
The provision for credit losses of $600 million includes a $463 million reserve build associated with COVID-19 and compared with $85 million in first quarter 2019. Net charge-offs of $137 million increased $48 million from the first quarter of 2019, driven by a $20 million increase in commercial loan and lease net charge-offs, reflecting several uncorrelated commercial losses, and a $28 million increase in retail, largely reflecting expected seasoning in growth portfolios.
Income Tax Expense
Income tax expense decreased $116 million from the first quarter of 2019. The effective income tax rate increased to 24.1% from 22.4% in the first quarter of 2019, driven by the discrete negative impact of stock-based compensation on lower pre-tax income, partially offset by the increased benefit of tax advantaged investments. The Underlying effective income tax rate increased 208 basis points to 24.5% from the first quarter of 2019.

Citizens Financial Group, Inc. | 16

Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses and expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2019 Form 10-K.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 17 in Item 1 for further information.

	Consumer Banking		Commercial Banking
	Three Months Ended March 31,		Three Months Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Net interest income	$793	$788	$365	$372
Noninterest income	357	247	125	150
Total revenue	1,150	1,035	490	522
Noninterest expense	738	700	221	209
Profit before provision for credit losses	412	335	269	313
Provision for credit losses	97	67	43	21
Income before income tax expense	315	268	226	292
Income tax expense	79	66	47	65
Net income	$236	$202	$179	$227
Average Balances:
Total assets	$68,415	$65,007	$59,005	$55,630
Total loans and leases(1)	65,343	62,163	56,555	54,436
Deposits	85,228	82,569	33,545	29,823
Interest-earning assets	65,393	62,216	57,016	54,724
(1) Includes LHFS.
Consumer Banking
Net interest income increased $5 million, or 1%, from the first quarter of 2019, driven by the benefit of a $3.2 billion increase in average loans led by growth in education and unsecured personal loans. Noninterest income increased $110 million, or 45%, from the first quarter of 2019, driven by higher mortgage banking fees, partially offset by lower service charges and fees. Noninterest expense increased $38 million, or 5%, from the first quarter of 2019, reflecting higher salaries and benefits, and outside services. Provision for credit losses of $97 million increased $30 million, or 45%, reflecting the impact of higher net charge-offs due to seasoning in growth portfolios.
Commercial Banking
Net interest income of $365 million decreased $7 million, or 2%, from $372 million in the first quarter of 2019, primarily due to lower interest rates. Noninterest income of $125 million decreased $25 million, or 17%, from $150 million in the first quarter of 2019, driven by a decrease in capital market fees and foreign exchange and interest rate products. Noninterest expense of $221 million increased $12 million, or 6%, from $209 million in the first quarter of 2019, driven by higher salaries and employee benefits expenses. Provision for credit losses of $43 million increased $22 million from the first quarter of 2019, reflecting the impact of higher net charge-offs from several uncorrelated losses.

Citizens Financial Group, Inc. | 17

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The following table presents our securities AFS and HTM:

	March 31, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$41	$41	$71	$71
State and political subdivisions	4	4	5	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	21,029	21,651	19,803	19,875
Other/non-agency	612	611	638	662
Total mortgage-backed securities	21,641	22,262	20,441	20,537
Total debt securities available for sale, at fair value	$21,686	$22,307	$20,517	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,071	$3,219	$3,202	$3,242
Total debt securities held to maturity, at cost	$3,071	$3,219	$3,202	$3,242
Total debt securities available for sale and held to maturity	$24,757	$25,526	$23,719	$23,855
Equity securities, at fair value	$47	$47	$47	$47
Equity securities, at cost	927	927	807	807
Total equity securities	$974	$974	$854	$854

The fair value of the AFS debt securities portfolio of $22.3 billion at March 31, 2020 increased $1.7 billion from $20.6 billion at December 31, 2019 due to an increase of $1.2 billion related to reinvestment timing and a $500 million increase in value due to lower long-term rates. The decline in the fair value of the HTM debt portfolio of $23 million was primarily attributable to portfolio runoff of $131 million, partially offset by an increase in fair value due to lower long-term rates. For further information, see Note 1.
As of March 31, 2020, the portfolio’s average effective duration was 2.1 years compared with 3.7 years as of December 31, 2019, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.
The securities portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 98% of the fair value of the debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Standards” in our 2019 Form 10-K.

Citizens Financial Group, Inc. | 18

Loans and Leases
The following table presents our loans and leases in portfolio segments and classes:

(in millions)	March 31, 2020	December 31, 2019	Change	Percent
Commercial	$49,092	$41,479	$7,613	18%
Commercial real estate	14,502	13,522	980	7
Leases	2,438	2,537	(99)	(4)
Total commercial loans and leases	66,032	57,538	8,494	15
Residential mortgages	18,721	19,083	(362)	(2)
Home equity(1)	12,992	13,154	(162)	(1)
Automobile	12,157	12,120	37	—
Education	10,887	10,347	540	5
Other retail(2)	6,739	6,846	(107)	(2)
Total retail loans	61,496	61,550	(54)	—
Total loans and leases(3)	$127,528	$119,088	$8,440	7%
(1) In the first quarter of 2020, home equity loans, home equity lines of credit, home equity loans serviced by others and home equity lines of credit serviced by others are included in home equity. Prior periods have been adjusted to conform with current period presentation.
(2) In the first quarter of 2020, credit card and other retail are included in other retail. Prior periods have been adjusted to conform with current period presentation.
(3) LHFS totaling $3.3 billion at both March 31, 2020 and December 31, 2019 are not included above.
Total loans and leases increased $8.4 billion from $119.1 billion as of December 31, 2019, largely due to an $8.5 billion increase in commercial loans and leases, which included the estimated $7.2 billion impact of higher line of credit utilization tied to COVID-19 disruption. As of April 30, 2020, estimated COVID-19-related credit utilization fell to approximately $6.4 billion.
As of April 30, 2020, under our COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act as well as banking regulator interagency guidance, we have deferred payments on approximately 6%, or $4.1 billion, of our retail and business banking loans (business banking loans are reflected in commercial in the table above). Of this, $1.1 billion, or 6%, of our residential mortgage portfolio is in forbearance. Further, we have worked proactively with approximately 950 commercial customers seeking flexibility on loan terms and conditions, of which approximately 33% are requesting covenant waivers to allow for Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) application. None of these retail deferrals or commercial modifications are classified as TDRs.
Under the PPP, which provides loans to small businesses to keep their employees on payroll and make other eligible payments, we have registered approximately 45,000 loan applications with $4.8 billion in commitments with the SBA as of May 5, 2020,with additional applications still entering the pipeline, of which approximately 34,000 loans totaling $4.0 billion are funded.
Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses.”
The ACL of $2.2 billion as of March 31, 2020 included impacts from the adoption of CECL on January 1, 2020. This compared with the ACL of $1.3 billion as of December 31, 2019. For further information, see Note 4.
The ACL represented 1.73% of total loans and leases and 283% of nonaccrual loans and leases as of March 31, 2020 compared with 1.09% and 184%, as of December 31, 2019, respectively, and reflected the impact of CECL implementation and the provision impact of COVID-19 disruption.
Nonaccruing loans and leases of $780 million as of March 31, 2020 increased $77 million, or 11%, from December 31, 2019, reflecting a $69 million increase in commercial nonaccruing loans and an $8 million increase in retail. First quarter of 2020 net charge-offs of $137 million increased $48 million from first quarter 2019, with a $28 million increase in retail net charge-offs, given expected seasoning in growth portfolios, and a $20 million increase in commercial net charge-offs, reflecting several uncorrelated commercial losses.
First quarter 2020 annualized net charge-offs of 0.46% of average loans and leases compared with 0.31% in first quarter 2019.

Citizens Financial Group, Inc. | 19

We continue to assess the impact of the COVID-19 pandemic and have instituted a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
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
As of March 31, 2020, nonaccruing commercial loans and leases of $314 million increased $69 million from $245 million as of December 31, 2019. Total commercial nonaccruing loans and leases were 0.5% and 0.4% of the total commercial loan and lease portfolio as of March 31, 2020 and December 31, 2019, respectively. Total commercial loan and lease net charge-offs of $44 million for first quarter 2020 compared to net charge-offs of $24 million for first quarter of 2019. The commercial loan and lease portfolio’s annualized net charge-off rate of 0.30% for first quarter 2020 compared to a net charge-off rate of 0.17% for first quarter 2019.
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see “—Allowance for Credit Losses and Nonaccruing Loans and Leases — Commercial Loan Asset Quality” and Note 5 in our 2019 Form 10-K.
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	March 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,225	$1,500	$1,062	$305	$49,092
Commercial real estate	13,745	725	24	8	14,502
Leases	2,319	19	99	1	2,438
Total commercial loans and leases	$62,289	$2,244	$1,185	$314	$66,032

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial loans and leases	$54,502	$1,778	$1,009	$249	$57,538

Total commercial criticized loans and leases of $3.7 billion, or 5.7% of total commercial loans and leases, at March 31, 2020 increased $707 million, or 23%, from December 31, 2019, largely due to some deterioration in the Commercial Real Estate retail focused borrowers and across several other non-correlated industries. Commercial real estate criticized loans totaled $757 million, or 5.2%, of the commercial real estate portfolio and increased from $353 million, or 2.6%, as of December 31, 2019, due to migration to criticized of a few sizeable borrowers. Commercial real estate accounted for 20% of total criticized loans as of March 31, 2020, compared to 12% as of December 31, 2019.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers

Citizens Financial Group, Inc. | 20

located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in the auto finance, education lending and unsecured portfolios.
The following tables present asset quality metrics for the retail loan portfolio:

	March 31, 2020	December 31, 2019
Average refreshed FICO for total portfolio	763	764
CLTV ratio for secured real estate(1)	59%	59%
Nonaccruing retail loans as a percentage of total retail	0.76	0.74
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	Change		Percent
Net charge-offs	$93	$65	$28		43%
Annualized net charge-off rate	0.61%	0.44%	17	bps
Troubled Debt Restructurings
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provides that COVID-19 related modifications to consumer and commercial loans that met certain eligibility criteria are exempt from classification as a TDR.  Payment deferrals and forbearance plans entered into towards the end of the quarter as a result of the COVID-19 pandemic were generally not considered TDRs.
As of March 31, 2020, $664 million of retail loans were classified as TDRs, compared with $667 million as of December 31, 2019. As of March 31, 2020, $145 million of retail TDRs were in nonaccrual status with 38% current with payments compared to $143 million in nonaccrual status with 38% current on payments at December 31, 2019. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs see Note 5 in our 2019 Form 10-K.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	March 31, 2020
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$126	4.3%	1.8%	$41	$167
Home equity	236	2.2	—	82	318
Automobile	3	0.1	—	12	15
Education	124	0.8	0.3	7	131
Other retail	30	0.6	—	3	33
Total	$519	8.0%	2.1%	$145	$664

	December 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$113	3.8%	2.1%	$41	$154
Home equity	240	1.9	—	84	324
Automobile	13	0.2	—	8	21
Education	127	0.9	0.3	7	134
Other retail	31	0.6	—	3	34
Total	$524	7.4%	2.4%	$143	$667

Citizens Financial Group, Inc. | 21

Non-Core Assets

(in millions)	March 31, 2020	December 31, 2019	Change	Percent
Commercial	$12	$6	$6	100%
Commercial real estate	10	11	(1)	(9)
Leases	432	444	(12)	(3)
Total commercial loans and leases	454	461	(7)	(2)
Residential mortgages	86	91	(5)	(5)
Home equity	368	400	(32)	(8)
Education	159	166	(7)	(4)
Total retail loans	613	657	(44)	(7)
Total non-core loans and leases	1,067	1,118	(51)	(5)
Other assets	119	122	(3)	(2)
Total non-core assets	$1,186	$1,240	($54)	(4%)
Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.
Deposits
The following table presents the major components of our deposits:

(in millions)	March 31, 2020	December 31, 2019	Change	Percent
Demand	$32,398	$29,233	$3,165	11%
Checking with interest	25,358	24,840	518	2
Regular savings	14,702	13,779	923	7
Money market accounts	42,972	38,725	4,247	11
Term deposits	18,045	18,736	(691)	(4)
Total deposits	$133,475	$125,313	$8,162	7%

Total deposits as of March 31, 2020 increased $8.2 billion, or 7%, to $133.5 billion, from $125.3 billion as of December 31, 2019 as commercial customers placed deposits related to credit facility draws with us. Citizens Access®, our digital platform, ended the quarter with $6.1 billion of deposits, up from $5.8 billion as of December 31, 2019.
Borrowed Funds
Total borrowed funds as of March 31, 2020 increased $3.2 billion from December 31, 2019, driven by a $785 million and $2.4 billion increase in short-term and long-term borrowed funds, respectively.
Short-term borrowed funds
Short-term borrowed funds as of March 31, 2020 increased $785 million from December 31, 2019 driven by an increase in federal funds purchased used to manage short-term liquidity needs as commercial line draws increased during the quarter.

Citizens Financial Group, Inc. | 22

Long-term borrowed funds
The following table presents a summary of our long-term borrowed funds:

(in millions)	March 31, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	750
2.850% fixed-rate senior unsecured notes, due July 2026	496	496
2.500% fixed-rate senior unsecured notes, due February 2030	298	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (1)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (1)	250	250
2.200% senior unsecured notes, due May 2020	500	500
2.250% senior unsecured notes, due October 2020	753	750
2.550% senior unsecured notes, due May 2021	1,005	991
3.250% senior unsecured notes, due February 2022	724	711
2.424% floating-rate senior unsecured notes, due February 2022 (1)	299	299
2.457% floating-rate senior unsecured notes, due May 2022 (1)	250	250
2.650% senior unsecured notes, due May 2022	514	501
3.700% senior unsecured notes, due March 2023	532	515
2.325% floating-rate senior unsecured notes, due March 2023 (1)	249	249
3.750% senior unsecured notes, due February 2026	555	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.56% weighted average rate, due through 2038	8,007	5,008
Other	16	18
Total long-term borrowed funds	$16,437	$14,047
(1) Rate disclosed reflects the floating rate as of March 31, 2020 or final floating rate, as applicable.
Long-term borrowed funds as of March 31, 2020 increased $2.4 billion from December 31, 2019, reflecting an increase of $3.0 billion in long-term FHLB borrowings, partially offset by a $1.0 billion reduction in CBNA unsecured notes maturing during the quarter.
The Parent Company’s long-term borrowed funds as of March 31, 2020 and December 31, 2019 included principal balances of $2.8 billion and $2.5 billion respectively, and unamortized deferred issuance costs and/or discounts of ($9) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2020 and December 31, 2019 included principal balances of $13.5 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($10) million and ($13) million, respectively, and hedging basis adjustments of $141 million and $50 million, respectively. See Note 9 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 8.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. The current operating environment reflects heightened regulatory expectations around consumer compliance, the Bank Secrecy Act, anti-money laundering compliance, and increased internal audit activities, among other factors. For more information, see the “Regulation and Supervision” in our 2019 Form 10-K.

Citizens Financial Group, Inc. | 23

Tailoring of Prudential Requirements
In October 2019, the FRB and the other banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the EGRRCPA amendments to the Dodd-Frank Act (“Tailoring Rules”). Concurrently, the FRB and other banking regulators finalized the regulatory capital, liquidity and resolution plan requirements to firms with more than $100 billion in total assets. Category IV firms with $100 billion to $250 billion in total assets, such as us, will be subject to biennial supervisory stress-testing and will be exempt from company-run stress testing and related disclosure requirements. The FRB will continue to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. Category IV firms are also no longer required to submit resolution plans. For more information, see the “Tailoring of Prudential Requirements” and “Resolution Planning” in our 2019 Form 10-K.
In light of the Tailoring Rules, the FRB provided us relief in February 2019 from certain regulatory requirements related to supervisory stress testing, company-run stress testing, and related disclosure requirements for the 2019 stress test cycle. As a result, we were not required to participate in the supervisory stress test of CCAR, conduct company-run stress tests, or submit a capital plan to the FRB for 2019. We remain subject to the requirement to develop and maintain an annual capital plan that is reviewed and approved by our Board of Directors (or one of its committees), as well as FR Y-14 reporting requirements. The FRB has not objected to our maximum planned capital actions for the period beginning July 1, 2019 and ending June 30, 2020, which are largely based on the results for our 2018 supervisory stress test, adjusted for any changes in our regulatory capital ratios since the FRB acted on our 2018 capital plan. On June 27, 2019, our Board of Directors authorized common share repurchases of up to $1.275 billion over the four-quarter period beginning July 1, 2019. On April 17, 2020, we announced that in order to ensure capital remains strong to meet further loan demand during the COVID-19 crisis, we would cease stock repurchases through December 31, 2020. On April 6, 2020, we submitted our 2020 capital plan to the FRB.
On March 4, 2020, the FRB finalized a rule that simplifies capital rules for large banks and establishes a stress capital buffer (“SCB”) requirement. The final rule integrates regulatory capital requirements with the results of the FRB’s supervisory stress tests by replacing the capital conservation buffer, which is currently 2.5%, with the SCB. The SCB will be determined as the higher of either 2.5%, or the difference between the starting and the minimum projected CET1 capital ratio under the severely adverse scenario as modeled by the FRB as part of the supervisory stress testing framework. The SCB will include four quarters of planned dividends for each bank on top of the FRB-modeled losses. Under the SCB framework, the FRB will no longer object to capital plans on quantitative grounds and each firm will be required to maintain capital ratios above the sum of its minimum requirements and the SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. The SCB will be re-calibrated with each CCAR supervisory stress test (annually for Category I, II and III firms, and every other year for Category IV firms, such as us) and will be effective on October 1 of each year through September 30 of the following year. The first SCB requirement goes into effect on October 1, 2020 and will apply to our capital actions over the four-quarter period beginning October 1, 2020 through September 30, 2021. Capital actions for the transition quarter beginning July 1 through September 30, 2020 may not exceed the four-quarter average of capital distributions authorized by the FRB for the 2019 capital plan cycle.
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
For additional discussion of the EGRRCPA and the Tailoring Rules, see “Regulation and Supervision” and “—Capital and Regulatory Matters” in our 2019 Form 10-K.
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

Citizens Financial Group, Inc. | 24

deduction threshold for these assets from 10% to 25%, eliminate the aggregate deduction threshold for these assets of 15%, assign a 250% risk weight for any MSRs or DTAs not deducted from CET1 capital, and assign an exposure category risk weight for investments in the capital of unconsolidated financial institutions not deducted from CET1 capital.
On March 31, 2020, in response to the COVID-19 pandemic, the FRB and the other federal banking regulators issued an interim final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay.
For additional discussion of the U.S. Basel III capital framework and its related application, see Regulation and Supervision” in our 2019 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	March 31, 2020		December 31, 2019		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$14,007	9.4%	$14,304	10.0%	7.0%
Tier 1 capital	15,577	10.5	15,874	11.1	8.5
Total capital	18,592	12.5	18,542	13.0	10.5
Tier 1 leverage	15,577	9.6	15,874	10.0	4.0
Risk-weighted assets	148,946		142,915
Quarterly adjusted average assets	161,715		158,782
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a capital conservation buffer of 2.5%; N/A to Tier 1 leverage.

At March 31, 2020, our CET1 capital, tier 1 capital and total capital ratios were 9.4%, 10.5% and 12.5%, respectively, as compared with 10.0%, 11.1%, and 13.0%, respectively, as of December 31, 2019. The CET1 capital ratio decreased as $6.0 billion of risk-weighted asset (“RWA”) growth and the impact of the capital actions described in “—Capital Transactions” below were partially offset by net income for the three months ended March 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption. The tier 1 capital ratio decreased due to changes in CET1. The total capital ratio decreased due to the changes in CET1 partially offset by the net change in AACL attributable to CECL adoption and the modified transition amount. At March 31, 2020, our CET1 capital, tier 1 capital and total capital ratios were approximately 240 basis points, 200 basis points and 200 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.0 billion at March 31, 2020, a decrease of $297 million from $14.3 billion at December 31, 2019, largely driven by common share repurchases and dividends, partially offset by net income for the three months ended March 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption. Tier 1 capital at March 31, 2020 totaled $15.6 billion, reflecting a $297 million decrease from $15.9 billion at December 31, 2019, driven by the changes in CET1 capital. Total capital of $18.6 billion at March 31, 2020, increased $50 million from December 31, 2019, driven by the changes in CET1 capital, which was more than offset by the net change in AACL attributable to the adoption of CECL adoption and the modified transition amount.
RWA totaled $148.9 billion at March 31, 2020, based on U.S. Basel III Standardized rules, up $6.0 billion from December 31, 2019. This increase was driven by the net impact of higher commercial commitment utilization as a result of the COVID-19 pandemic, higher derivative valuations, education loans and CRE loans, offset by lower HVCRE loans.
As of March 31, 2020, the tier 1 leverage ratio was 9.6%, decreasing from 10.0% at December 31, 2019 driven by the $2.9 billion increase in quarterly adjusted average assets and lower tier 1 capital.

Citizens Financial Group, Inc. | 25

The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	March 31, 2020	December 31, 2019
Total common shareholders' equity	20,380	20,631
Exclusions:
Modified CECL transitional amount	453	—
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	(401)	(1)
Derivatives	(96)	(3)
Unamortized net periodic benefit costs	412	415
Deductions:
Goodwill	(7,050)	(7,044)
Deferred tax liability associated with goodwill	375	374
Other intangible assets	(66)	(68)
Total common equity tier 1	14,007	14,304
Qualifying preferred stock	1,570	1,570
Total tier 1 capital	15,577	15,874
Qualifying subordinated debt(1)	1,372	1,372
Allowance for credit losses	2,210	1,296
Exclusions from tier 2 capital:
Modified AACL transitional amount	(567)	—
Adjusted allowance for credit losses(2)	1,643	1,296
Total capital	$18,592	$18,542
(1) As of March 31, 2020 and December 31, 2019, the amount of non-qualifying subordinated debt excluded from regulatory capital was $267 million.
(2) Excludes allowances on purchased credit-deteriorated assets and AFS debt securities.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2019 Form 10-K.
Capital Transactions
We completed the following capital actions during the three months ended March 31, 2020:

•	Declared and paid quarterly common stock dividends of $0.39 per share for first quarter of 2020, aggregating to $168 million;

•	Declared a semi-annual dividend of $27.50 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $7 million;

•	Declared quarterly dividends of $15.94 per share for first quarter of 2020 on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $5 million;

•	Declared quarterly dividends of $15.88 per share for first quarter of 2020 on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $5 million;

•	Declared quarterly dividends of $12.50 per share for first quarter of 2020 on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $5 million; and

•	Repurchased $270 million of our outstanding common stock.

Citizens Financial Group, Inc. | 26

Banking Subsidiary’s Capital
The following table presents CBNA’s capital ratios under U.S. Basel III Standardized rules:

	March 31, 2020		December 31, 2019
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,472	10.4%	$15,610	11.0%
Tier 1 capital	15,472	10.4	15,610	11.0
Total capital	18,102	12.2	17,937	12.6
Tier 1 leverage	15,472	9.6	15,610	9.9
Risk-weighted assets	148,603		142,555
Quarterly adjusted average assets	161,288		158,391
CBNA’s CET1 capital totaled $15.5 billion at March 31, 2020, down $138 million from $15.6 billion at December 31, 2019. The decrease was primarily driven by dividends paid to the Parent Company partially offset by net income for the three months ended March 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption. Total capital was $18.1 billion at March 31, 2020, an increase of $165 million from $17.9 billion at December 31, 2019, driven by the change in CET1 capital and an increase in non-qualifying subordinated debt, which was more than offset by the net change in AACL attributable to the adoption of CECL adoption and the modified transition amount.
CBNA’s RWA totaled $148.6 billion at March 31, 2020, up $6.0 billion from December 31, 2019, driven by the net impact of higher commercial commitment utilization as a result of the COVID-19 pandemic, higher derivative valuations, education loans and CRE loans, offset by lower HVCRE loans.
As of March 31, 2020, CBNA’s tier 1 leverage ratio decreased to 9.6% from 9.9% at December 31, 2019, driven by the $2.9 billion increase in quarterly adjusted average assets and lower tier 1 capital.
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
On April 30, 2020, the Parent Company issued $750 million in ten-year 3.25% fixed-rate senior notes.
On February 6, 2020, the Parent Company issued $300 million in ten-year 2.500% fixed-rate senior notes.
During the three months ended March 31, 2020 and 2019, the Parent Company declared dividends on common stock of $168 million and $149 million, respectively, and declared dividends on preferred stock of $22 million and $15 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.5 billion as of March 31, 2020 compared with $1.4 billion as of December 31, 2019. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided

Citizens Financial Group, Inc. | 27

by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At March 31, 2020, the Parent Company’s double-leverage ratio was 100.1%.
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
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
On April 30, 2020, CBNA issued $750 million in ten-year 2.25% fixed-rate senior notes.
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

Citizens Financial Group, Inc. | 28

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

March 31, 2020
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB-
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At March 31, 2020, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages, and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Tailoring of Prudential Requirements” and “—Liquidity Requirements” in our 2019 Form 10-K.
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
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2020 total available liquidity was $39.6 billion, comprised of:

•	$2.7 billion in cash (defined as cash balance held at the FRB);

•	$20.7 billion in unencumbered high-quality liquid securities;

•	$4.0 billion in unused FHLB capacity; and

•	$12.2 billion in available discount window capacity (defined as available total borrowing capacity from the FRB based on identified non-mortgage commercial and retail loans collateral).
Core deposits continued to be our primary source of funding and our consolidated period end loans-to-deposits ratio, which excludes LHFS, was 95.5%.
For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2020 and 2019, see the Consolidated Statements of Cash Flows.

Citizens Financial Group, Inc. | 29

As of April 30, 2020, we increased total available liquidity to $58.7 billion, consisting of $4.5 billion in cash, $20.7 billion in unencumbered high-quality liquid securities, $9.3 billion in unused FHLB capacity, and $24.2 billion in available discount window capacity.
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 12.

(in millions)	March 31, 2020	December 31, 2019	Change	Percent
Commitments to extend credit	$64,827	$72,743	($7,916)	(11%)
Letters of credit	2,064	2,190	(126)	(6)
Risk participation agreements	106	37	69	186
Loans sold with recourse	49	37	12	32
Marketing rights	31	33	(2)	(6)
Total	$67,077	$75,040	($7,963)	(11%)
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting estimates relate to the determination of the ACL and the fair value of MSRs. For additional information regarding the fair value of MSRs, see “—Critical Accounting Estimates” in our 2019 Form 10-K.
Allowance for Credit Losses
We reserve for expected credit losses on our loan and lease portfolio through the ALLL and for expected credit losses in our unfunded lending commitments through other liabilities. Collectively, the ALLL and reserves for expected credit losses in unfunded lending commitments are referred to as the ACL.
Changes in the ACL are reflected in net income through provision for credit losses. Changes in the credit risk profile of our loans and leases result in changes in provision expense with a resulting change, net of charge-offs and recoveries, in the ACL balance.
The ACL is often the most critical of all the accounting estimates for banking institutions like us. The ACL is maintained at a level we believe to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. Our determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not

Citizens Financial Group, Inc. | 30

unconditionally cancelable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.
Key assumptions used in our ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year period during which the expected credit losses revert to long-term historical macroeconomic inputs.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type (e.g., commercial, commercial real estate, residential mortgage, etc.), and significant loan portfolios are assessed for credit losses using econometric models. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to change, sometimes materially and rapidly.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial loans and leases), timing and amount of expected draws (for unfunded lending commitments), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that we consider to reflect our current judgment of various events and risks that are not measured in our statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance. We recognize that this approach may not be suitable in certain economic environments and differing analysis may be requested at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events could lead to revision of reserves to reflect management’s best estimate of expected credit losses.
The measurement process results in specific or pooled allowances for loans, leases and unfunded lending commitments, and qualitative allowances that are judgmentally determined and applied across the portfolio.
There are certain loan portfolios that may not need an econometric model to enable us to calculate management’s best estimate of the expected credit losses. Less data intensive, non-modeled approaches to estimating losses are considered more efficient and practical for portfolios that have lower levels of outstanding balances (e.g., runoff or closed portfolios, new products or products that are not significant to our overall credit risk exposure).
The ACL is established in accordance with our credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ACL each quarter, together with our risk management team. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ACL.
The significant increase in our estimated ACL as of March 31, 2020 as compared to our January 1, 2020 estimate was driven by the COVID-19 pandemic and the resulting economic impacts, with a total reserve build of $463 million and an ending balance of $2.2 billion.
To determine our ACL as of March 31, 2020, we utilized the Moody’s March 27th Baseline forecast to integrate the effects of COVID-19 in our loss estimates. Estimated Losses were adjusted for the expected benefit of COVID-19-related fiscal and monetary stimulus measures and the expected beneficial impacts of our own customer assistance actions. These actions include forbearance and other customer accommodation efforts encouraged by the CARES Act and regulatory interagency guidance that we believe will stabilize credit profiles in both our commercial and consumer portfolios.

Citizens Financial Group, Inc. | 31

The economic forecast risk component of our qualitative reserve was informed by a composite economic scenario approach utilizing the Moody’s March 27th Baseline scenario as the most likely outcome and two less likely outcomes - an alternate Moody’s pandemic scenario and an internally generated pandemic scenario. All scenarios assumed a deep recession in the second quarter 2020 with significantly declining GDP and elevated unemployment followed by a strong recovery in the second half of 2020. We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace and vigor of the expected recovery is worse than expected, further meaningful provisions could be required.
To provide context regarding the potential for other more pessimistic scenarios, our ACL balance of $2.2 billion represents 55% of the losses projected in the Federal Reserve’s 2018 DFAST Supervisory Adverse scenario which forecasted more protracted unemployment and GDP declines than what we assumed as of March 31, 2020. In addition, the ACL represents 33% of the $6.8 billion of projected losses in the 2018 DFAST Supervisory Severely Adverse scenario which forecasted even deeper and more protracted unemployment and GDP declines. Note that neither DFAST scenario considered impacts from company forbearance and customer accommodation efforts, or government fiscal and monetary stimulus measures. Finally, compared to our more recent April 2020 CCAR submission, our ACL balance represents approximately 45% of the nine-quarter projected losses under the 2020 Federal Reserve Severely Adverse scenario. Similar to the 2018 DFAST results, this scenario does not consider the positive impacts from government stimulus programs or company forbearance and customer accommodation efforts.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 and Note 4 in Item 1.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” in our 2019 Form 10-K.
MARKET RISK
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including hedging of interest rate and foreign exchange risk. As described below, more material market risk arises from our non-trading banking activities, such as loan origination and deposit-gathering. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage market risk for both non-trading and trading activities.
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” in our 2019 Form 10-K.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within net interest income sensitivity limits. This analysis

Citizens Financial Group, Inc. | 32

would typically include 100 basis point shock and gradual decreases; however, the table has been changed to 25 basis points due to the current low interest rate environment.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2020	December 31, 2019
Instantaneous Change in Interest Rates
+200	10.3%	6.9%
+100	5.8	3.6
-25	(1.6)	(1.3)
Gradual Change in Interest Rates
+200	4.8	3.2
+100	2.4	1.5
-25	(0.6)	(0.5)
Asset sensitivity against a 200 basis point gradual increase in rates was 4.8% at March 31, 2020, compared with 3.2% at December 31, 2019. Additionally, approximately 75% to 80% of this asset sensitivity is tied to long-term interest rate exposure (greater than six months). The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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
We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances and AFS securities. The table below summarizes the related hedging activities.

	March 31, 2020					December 31, 2019
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$19,350	($1)	1.3	1.7%	0.9%	$19,350	($2)	1.5	1.7%	1.7%
Fair value - receive-fixed/pay-variable - conventional debt	3,950	—	2.1	2.0	1.7	4,650	(1)	2.0	2.0	1.9
Cash flow - pay-fixed/receive-variable - conventional ALM(2)	4,750	4	4.3	0.7	1.4	3,000	2	4.5	1.7	1.7
Fair value - pay-fixed/receive-variable - conventional ALM(3)	2,000	2	4.5	0.8	1.5	2,846	2	4.5	1.8	1.8
Total portfolio swaps	$30,050	$5	2.1	1.5%	1.1%	$29,846	$1	2.2	1.8%	1.8%

(1) Includes $1.8 billion of forward starting receive-fixed interest rate swaps.
(2) Includes $1.8 billion of forward starting pay-fixed interest rate swaps.
(3) In 2019, we executed a last-of-layer hedge utilizing pay-fixed interest rate swap agreements to manage the interest rate exposure on mortgage-backed securities held in our available for sale debt securities portfolio. As of March 31, 2020, the notional and fair value of these hedges was $2.0 billion and $2 million, respectively.

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

Citizens Financial Group, Inc. | 33

only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility and yield curve. Effective January 1, 2020, we elected to account for all MSRs under the fair value method.
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of March 31, 2020 and December 31, 2019, the fair value of MSRs was $577 million and $642 million, respectively, and the total notional amount of related derivative contracts was $19.2 billion and $8.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As with our traded market risk based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” in our 2019 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk, and do qualify, as “covered positions.” For the three months ended March 31, 2020, we were subject to the reporting threshold under the Market Risk Rule, which resulted in the inclusion of $774 million of calculated risk-weighted assets. However, for the three months ended March 31, 2019, we were not subject to the reporting threshold. As a result, $685 million of calculated market risk-weighted assets as of March 31, 2019 was not included in our risk-weighted assets and our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Citizens Financial Group, Inc. | 34

The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$4	$—	$—	$—	$—	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	14	5	14	4	4	4	6	4
Commodity	—	—	—	—	—	—	—	—
General VaR	13	5	14	4	4	4	5	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$13	$5	$14	$4	$4	$4	$5	$3
Stressed General VaR	$15	$11	$15	$9	$9	$10	$13	$8
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$15	$11	$15	$9	$9	$10	$13	$8
Market Risk Regulatory Capital	$50				$43
Specific Risk Not Modeled Add-on	12				12
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$62				$55
Market Risk-Weighted Assets	$774				685
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$774				$—
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
The magnitude of the financial markets sudden dislocation caused by the COVID-19 pandemic resulted in several backtesting exceptions during first quarter 2020. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2020.

Citizens Financial Group, Inc. | 35

Daily VaR Backtesting

Citizens Financial Group, Inc. | 36

KEY PERFORMANCE METRICS, NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of key performance metrics and non-GAAP financial measures, see “—Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures,” included in this Report. The following tables present key components and computations of key performance metrics as well as computations of non-GAAP financial measures representing our Underlying results used throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2020	2019
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,657	$1,588
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	B	$1,657	$1,588
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$1,012	$937
Less: Notable items		33	5
Noninterest expense, Underlying (non-GAAP)	D	$979	$932
Pre-provision profit:
Total revenue (GAAP)	A	$1,657	$1,588
Less: Noninterest expense (GAAP)	B	1,012	937
Pre-provision profit (GAAP)		$645	$651
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,657	$1,588
Less: Noninterest expense, Underlying (non-GAAP)	D	979	932
Pre-provision profit, Underlying (non-GAAP)		$678	$656
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$45	$566
Less: Expense before income tax benefit related to notable items		(33)	(5)
Income before income tax expense, Underlying (non-GAAP)	F	$78	$571
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$11	$127
Less: Income tax benefit related to notable items		(8)	(1)
Income tax expense, Underlying (non-GAAP)	H	$19	$128
Effective income tax rate (GAAP)	G/E	24.13%	22.42%
Effective income tax rate, Underlying (non-GAAP)	H/F	24.52	22.44
Net income, Underlying:
Net income (GAAP)	I	$34	$439
Add: Notable items, net of income tax benefit		25	4
Net income, Underlying (non-GAAP)	J	$59	$443
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$12	$424
Add: Notable items, net of income tax benefit		25	4
Net income available to common stockholders, Underlying (non-GAAP)	L	$37	$428
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,223	$19,942
Return on average common equity	K/M	0.24%	8.62%
Return on average common equity, Underlying (non-GAAP)	L/M	0.74	8.71

Citizens Financial Group, Inc. | 37

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2020	2019
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,223	$19,942
Less: Average goodwill (GAAP)		7,046	7,018
Less: Average other intangibles (GAAP)		67	59
Add: Average deferred tax liabilities related to goodwill (GAAP)		374	368
Average tangible common equity	N	$13,484	$13,233
Return on average tangible common equity	K/N	0.36%	13.00%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	1.10	13.12
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$167,177	$160,415
Return on average total assets	I/O	0.08%	1.11%
Return on average total assets, Underlying (non-GAAP)	J/O	0.14	1.12
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$167,177	$160,415
Less: Average goodwill (GAAP)		7,046	7,018
Less: Average other intangibles (GAAP)		67	59
Add: Average deferred tax liabilities related to goodwill (GAAP)		374	368
Average tangible assets	P	$160,438	$153,706
Return on average total tangible assets	I/P	0.09%	1.16%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	0.15	1.17
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	61.10%	59.00%
Efficiency ratio, Underlying (non-GAAP)	D/B	59.08	58.67
Operating leverage and operating leverage, Underlying:
Increase in total revenue		4.35%	8.72%
Increase in noninterest expense		8.06	6.15
Operating leverage		(3.71%)	2.57%
Increase in total revenue, Underlying (non-GAAP)		4.35%	8.72%
Increase in noninterest expense, Underlying (non-GAAP)		5.09	5.54
Operating leverage, Underlying (non-GAAP)		(0.74%)	3.18%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	426,586,533	461,116,723
Common stockholders' equity (GAAP)		$20,380	$20,399
Less: Goodwill (GAAP)		7,050	7,040
Less: Other intangible assets (GAAP)		66	80
Add: Deferred tax liabilities related to goodwill (GAAP)		375	370
Tangible common equity	R	$13,639	$13,649
Tangible book value per common share	R/Q	$31.97	$29.60
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	427,718,421	460,713,172
Average common shares outstanding - diluted (GAAP)	T	429,388,855	462,520,680
Net income per average common share - basic (GAAP)	K/S	$0.03	$0.92
Net income per average common share - diluted (GAAP)	K/T	0.03	0.92
Net income per average common share - basic, Underlying (non-GAAP)	L/S	0.09	0.93
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	0.09	0.93
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.32
Dividend payout ratio	U/(K/S)	1,398%	35%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	451	34

Citizens Financial Group, Inc. | 38

		As of and for the Three Months Ended March 31,
		2020				2019
(in millions, except ratio data)	Ref.	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Net income (loss) available to common stockholders:
Net income (loss) (GAAP)	V	$236	$179	($381)	$34	$202	$227	$10	$439
Less: Preferred stock dividends		—	—	22	22	—	—	15	15
Net income (loss) available to common stockholders	W	$236	$179	($403)	$12	$202	$227	($5)	$424
Efficiency ratio:
Total revenue (GAAP)	X	$1,150	$490	$17	$1,657	$1,035	$522	$31	$1,588
Noninterest expense (GAAP)	Y	738	221	53	1,012	700	209	28	937
Efficiency ratio	Y/X	64.16%	45.06%	NM	61.10%	67.62%	40.11%	NM	59.00%
Return on average total tangible assets:
Average total assets (GAAP)		$68,415	$59,005	$39,757	$167,177	$65,007	$55,630	$39,778	$160,415
Less: Average goodwill (GAAP)		122	48	6,876	7,046	119	23	6,876	7,018
Less: Average other intangibles (GAAP)		43	6	18	67	55	4	—	59
Add: Average deferred tax liabilities related to goodwill (GAAP)		1	1	372	374	—	—	368	368
Average total tangible assets	Z	$68,251	$58,952	$33,235	$160,438	$64,833	$55,603	$33,270	$153,706
Return on average total tangible assets	V/Z	1.39%	1.22%	NM	0.09%	1.26%	1.66%	NM	1.16%

Citizens Financial Group, Inc. | 39

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 40

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$1,155	$1,175
Interest-bearing cash and due from banks	2,903	2,211
Interest-bearing deposits in banks	280	297
Debt securities available for sale, at fair value (including $491 and $359 pledged to creditors, respectively)(1)	22,307	20,613
Debt securities held to maturity (fair value of $3,219 and $3,242 respectively, and including $204 and $249 pledged to creditors, respectively) (1)	3,071	3,202
Equity investment securities, at fair value	47	47
Equity investment securities, at cost	927	807
Loans held for sale, at fair value	2,911	1,946
Other loans held for sale	350	1,384
Loans and leases	127,528	119,088
Less: Allowance for loan and lease losses	(2,171)	(1,252)
Net loans and leases	125,357	117,836
Derivative assets	1,968	807
Premises and equipment, net	746	761
Bank-owned life insurance	1,736	1,725
Goodwill	7,050	7,044
Other assets	5,911	5,878
TOTAL ASSETS	$176,719	$165,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$32,398	$29,233
Interest-bearing	101,077	96,080
Total deposits	133,475	125,313
Short-term borrowed funds	1,059	274
Derivative liabilities	234	120
Deferred taxes, net	782	866
Long-term borrowed funds	16,437	14,047
Other liabilities	2,782	2,912
TOTAL LIABILITIES	154,769	143,532
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
$25.00 par value,100,000,000 shares authorized; 1,600,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,570	1,570
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 569,252,835 shares issued and 426,586,533 shares outstanding at March 31, 2020 and 568,238,730 shares issued and 433,121,083 shares outstanding at December 31, 2019	6	6
Additional paid-in capital	18,901	18,891
Retained earnings	6,011	6,498
Treasury stock, at cost, 142,666,302 and 135,117,647 shares at March 31, 2020 and December 31, 2019, respectively	(4,623)	(4,353)
Accumulated other comprehensive income (loss)	85	(411)
TOTAL STOCKHOLDERS’ EQUITY	$21,950	$22,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,719	$165,733
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2020	2019
INTEREST INCOME:
Interest and fees on loans and leases	$1,302	$1,381
Interest and fees on loans held for sale, at fair value	15	11
Interest and fees on other loans held for sale	9	4
Investment securities	147	166
Interest-bearing deposits in banks	5	8
Total interest income	1,478	1,570
INTEREST EXPENSE:
Deposits	227	287
Short-term borrowed funds	1	2
Long-term borrowed funds	90	121
Total interest expense	318	410
Net interest income	1,160	1,160
Provision for credit losses	600	85
Net interest income after provision for credit losses	560	1,075
NONINTEREST INCOME:
Service charges and fees	118	123
Mortgage banking fees	159	43
Card fees	56	59
Capital markets fees	43	54
Trust and investment services fees	53	47
Foreign exchange and interest rate products	24	36
Letter of credit and loan fees	34	33
Securities gains, net	—	8
Net impairment losses recognized in earnings on debt securities	—	(1)
Other income	10	26
Total noninterest income	497	428
NONINTEREST EXPENSE:
Salaries and employee benefits	549	509
Equipment and software expense	133	125
Outside services	135	110
Occupancy	84	83
Other operating expense	111	110
Total noninterest expense	1,012	937
Income before income tax expense	45	566
Income tax expense	11	127
NET INCOME	$34	$439
Net income available to common stockholders	$12	$424
Weighted-average common shares outstanding:
Basic	427,718,421	460,713,172
Diluted	429,388,855	462,520,680
Per common share information:
Basic earnings	$0.03	$0.92
Diluted earnings	0.03	0.92

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$34	$439
Other comprehensive income (loss):
Net unrealized derivative instruments gains arising during the periods, net of income taxes of $33 and $13, respectively	96	39
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($1) and $5, respectively	(3)	15
Net unrealized debt securities gains arising during the periods, net of income taxes of $129 and $80, respectively	400	246
Reclassification of net debt securities gains to net income, net of income taxes of $0 and ($2), respectively	—	(5)
Amortization of actuarial loss, net of income taxes of $1 and $2, respectively	3	3
Total other comprehensive income, net of income taxes	496	298
Total comprehensive income	$530	$737

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(149)	—	—	(149)
Dividends to preferred stockholders	—	—	—	—	—	(15)	—	—	(15)
Preferred stock issued	—	292	—	—	—	—	—	—	292
Treasury stock purchased	—	—	(6)	—	—	—	(200)	—	(200)
Share-based compensation plans	—	—	1	—	28	—	—	—	28
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Cumulative effect of change in accounting principle	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	439	—	—	439
Other comprehensive income	—	—	—	—	—	—	—	298	298
Total comprehensive income	—	—	—	—	—	439	—	298	737
Balance at March 31, 2019	1	$1,132	461	$6	$18,847	$5,672	($3,333)	($793)	$21,531
Balance at January 1, 2020	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(22)	—	—	(22)
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	6	—	—	—	6
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income:
Net income	—	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	—	—	496	496
Total comprehensive income	—	—	—	—	—	34	—	496	530
Balance at March 31, 2020	2	$1,570	427	$6	$18,901	$6,011	($4,623)	$85	$21,950

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net income	$34	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	600	85
Net change in loans held for sale	(860)	116
Depreciation, amortization and accretion	201	132
Amortization of intangibles	3	2
Deferred income taxes	(134)	(1)
Share-based compensation	21	20
Net gain on sales of:
Debt securities	—	(8)
Premises and equipment	—	(6)
Increase in other assets	(1,022)	(96)
Decrease in other liabilities	(170)	(211)
Net cash (used in) provided by operating activities	(1,327)	472
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,102)	(2,047)
Proceeds from maturities and paydowns of debt securities available for sale	1,010	695
Proceeds from sales of debt securities available for sale	—	821
Proceeds from maturities and paydowns of debt securities held to maturity	131	80
Net increase in equity securities, at fair value	—	(17)
Net (increase) decrease in equity securities, at cost	(120)	230
Net decrease (increase) in interest-bearing deposits in banks	17	(19)
Acquisitions, net of cash acquired	(3)	(129)
Net increase in loans and leases	(7,630)	(1,047)
Capital expenditures, net	(16)	15
Other	(55)	(53)
Net cash used in investing activities	(8,768)	(1,471)
FINANCING ACTIVITIES
Net increase in deposits	8,162	4,341
Net increase (decrease) in short-term borrowed funds	780	(638)
Proceeds from issuance of long-term borrowed funds	6,800	2,750
Repayments of long-term borrowed funds	(4,500)	(7,002)
Treasury stock purchased	(270)	(200)
Net proceeds from issuance of preferred stock	—	292
Dividends declared and paid to common stockholders	(168)	(149)
Dividends declared and paid to preferred stockholders	(23)	(15)
Payments of employee tax withholding for share-based compensation	(14)	(18)
Net cash provided by (used in) financing activities	10,767	(639)
Increase (decrease) in cash and cash equivalents (1)	672	(1,638)
Cash and cash equivalents at beginning of period (1)	3,386	4,074
Cash and cash equivalents at end of period (1)	$4,058	$2,436

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes presented in this document of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes presented in this document should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2019 Form 10-K. The Company’s principal business activity is banking, conducted through its banking subsidiary, Citizens Bank, National Association.
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
Certain prior period balances on the Consolidated Balance Sheets, amounts reported on the Consolidated Statements of Operations, and certain loan classes have been reclassified to conform to the current period presentation:

•	Federal funds purchased and securities sold under agreement to repurchase, and other short-term borrowed funds have been reclassified to short-term borrowed funds

•	Home equity loans, home equity lines of credit, home equity loans serviced for others, and home equity lines of credit serviced for others have been reclassified into home equity

•	Credit card and other retail have been reclassified into other retail

These changes had no effect on net income, total comprehensive income, total assets, or total stockholders’ equity as previously reported.

Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2019 Form 10-K.

Citizens Financial Group, Inc. | 46

Accounting Pronouncements Adopted in 2020

Pronouncement	Summary of Guidance	Effects on Financial Statements
Financial Instruments - Credit Losses Issued June 2016
•
Required effective date: January 1, 2020.

•
Establishes a single allowance framework for financial assets carried at amortized cost (including securities HTM), which reflects management’s estimate of credit losses over the full remaining expected life of the financial assets.

•
Amends impairment guidance for securities AFS to incorporate an allowance, which allows for reversals of impairment losses in the event that the credit of an issuer improves.

•
Requires a cumulative-effect adjustment to retained earnings, net of taxes, as of the beginning of the reporting period of adoption.

•
Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.

•
The Company adopted the new standard on January 1, 2020, retrospectively for loans and leases and HTM securities and prospectively for AFS securities. Refer to Note 4 for discussion of the significant accounting policy for the allowance for credit losses following adoption.

•
Adoption resulted in a cumulative-effect reduction of $337 million, net of taxes of $114 million, to retained earnings and a corresponding increase to the ACL of $451 million. Refer to Note 4 for the impact of the adoption to the ALLL and reserve for unfunded commitments.

•
The increase in ACL upon adoption will decrease the Company’s CET1 capital ratio by 22 basis points on a fully-phased in basis. Following a two-year delay, this capital impact will be phased-in by 25% per year, or approximately 6 basis points, beginning on January 1, 2022 through January 1, 2025.

•
Adoption of the new standard could produce higher volatility in the quarterly provision for credit losses than the prior incurred loss reserve process and could adversely impact the Company’s ongoing earnings.

•
Based on the credit quality of the Company’s existing debt securities portfolio, the Company did not recognize an allowance for HTM and AFS debt securities upon adoption.

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

•
The Company adopted the new standard on January 1, 2020. Refer to Note 6 for discussion of the significant accounting policy for goodwill impairment following adoption.

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

•
Prospective application is required for new disclosures.

•
Retrospective application is required for all other amendments for all periods presented.

•
The Company adopted the new standard on January 1, 2020.

•
Adoption did not have a material impact on the Company’s Consolidated Financial Statements. Required fair value measurement disclosures are included in Note 13.

Simplifying the Accounting for Income Taxes Issued December 2019
•
Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.

•
Simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates.

•
Clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.

• The Company adopted the new standard on January 1, 2020. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.

Citizens Financial Group, Inc. | 47

Pronouncement	Summary of Guidance	Effects on Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020
•
Provides the option to apply a number of practical expedients when evaluating if a contract modification as the result of reference rate reform is considered a new contract or a continuation of an existing contract.

•
Provides optional expedients to the evaluation of, and accounting for, fair value and cash flow hedges affected by reference rate reform.

•
Provides an optional one-time election to sell or transfer debt securities classified as HTM that reference a rate affected by reference rate reform

•
The Company adopted the new standard in the first quarter of 2020 upon issuance and is effective through December 31, 2022.

•
Adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$41	$—	$—	$41	$71	$—	$—	$71
State and political subdivisions	4	—	—	4	5	—	—	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	21,029	625	(3)	21,651	19,803	143	(71)	19,875
Other/non-agency	612	3	(4)	611	638	24	—	662
Total mortgage-backed securities, at fair value	21,641	628	(7)	22,262	20,441	167	(71)	20,537
Total debt securities available for sale, at fair value	$21,686	$628	($7)	$22,307	$20,517	$167	($71)	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$3,071	$148	$—	$3,219	$3,202	$45	($5)	$3,242
Total debt securities held to maturity, at cost	$3,071	$148	$—	$3,219	$3,202	$45	($5)	$3,242
Money market mutual fund investments	$47	$—	$—	$47	$47	$—	$—	$47
Total equity securities, at fair value	$47	$—	$—	$47	$47	$—	$—	$47
Federal Reserve Bank stock	$577	$—	$—	$577	$577	$—	$—	$577
Federal Home Loan Bank stock	342	—	—	342	222	—	—	222
Other equity securities	8	—	—	8	8	—	—	8
Total equity securities, at cost	$927	$—	$—	$927	$807	$—	$—	$807

Accrued interest receivable on debt securities totaled $60 million and $58 million as of March 31, 2020 and December 31, 2019, respectively, is included in other assets on the Consolidated Balance Sheet.

Citizens Financial Group, Inc. | 48

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2020
	Distribution of Maturities
(in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$41	$—	$—	$—	$41
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	191	1,629	19,209	21,029
Other/non-agency	—	—	—	612	612
Total debt securities available for sale	41	191	1,629	19,825	21,686
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,071	3,071
Total debt securities held to maturity	—	—	—	3,071	3,071
Total amortized cost of debt securities	$41	$191	$1,629	$22,896	$24,757

Fair value:
U.S. Treasury and other	$41	$—	$—	$—	$41
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	194	1,676	19,781	21,651
Other/non-agency	—	—	—	611	611
Total debt securities available for sale	41	194	1,676	20,396	22,307
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,219	3,219
Total debt securities held to maturity	—	—	—	3,219	3,219
Total fair value of debt securities	$41	$194	$1,676	$23,615	$25,526

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $147 million and $166 million for the three months ended March 31, 2020 and 2019, respectively.
The following table presents realized gains and losses on securities:

	Three Months Ended March 31,
(in millions)	2020	2019
Gains on sale of debt securities	$—	$8
Losses on sale of debt securities	—	—
Debt securities gains, net	$—	$8

The following table presents the amortized cost and fair value of debt securities pledged:

	March 31, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$187	$195	$265	$266
Pledged against FHLB borrowed funds	608	611	638	662
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,871	4,010	3,670	3,672

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security

Citizens Financial Group, Inc. | 49

back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of March 31, 2020 or December 31, 2019. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information, see Note 9.
There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2020 and $31 million for the three months ended March 31, 2019, These securitizations include a substantive guarantee by a third party. In 2019, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and each subsequent measurement period, Citizens recognizes a reserve for credit losses expected to be incurred over the life of the security, even if the risk of loss is remote. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio and concluded that all of the securities met the zero expected credit loss criteria, and therefore no CECL reserve was booked for HTM securities as of the balance sheet date.
Citizens reviews its AFS debt securities for impairment at the individual security level on a quarterly basis, or more frequently if a potential loss triggering event occurs. The initial indicator of impairment for debt securities classified as AFS is a decline in fair value below its amortized cost basis. For any security that has declined in fair value below the amortized cost basis, the Company recognizes an impairment loss in current period earnings if management has the intent to sell the security or if it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.
Estimating the recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of cash flows expected to be collected, discounted at the security’s original effective yield, is less than the amortized cost basis, impairment equal to the shortfall in cash flows has occurred. Citizens evaluates whether any portion of the impairment is attributable to credit-related factors or various other market factors affecting the fair value of the security (e.g., interest rates, spread levels, liquidity in the sector, etc.), and the public credit rating of the security. If credit-related factors exist, credit-related impairment has occurred regardless of the Company’s intent to hold the security until it recovers.
The credit-related portion of impairment is recognized in current period earnings as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible. The Company has evaluated any AFS securities in an unrealized loss position at March 31, 2020 and concluded that all unrealized losses are due to non-credit related factors. As such, the Company does not have an allowance for AFS securities as of March 31, 2020.
The following table presents AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$456	($3)	$—	$—	$456	($3)
Other/non-agency	349	(4)	—	—	349	(4)
Total	$805	($7)	$—	$—	$805	($7)

Citizens Financial Group, Inc. | 50

The following table present AFS and HTM mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$5,135	($24)	$3,748	($52)	$8,883	($76)

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of March 31, 2020. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities will not impact their recorded cost bases.
NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
Loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial, commercial real estate, leases, residential mortgages, home equity, automobile, education and other retail.
The following table presents the Company’s loans and leases disclosed in portfolio segments and classes:

(in millions)	March 31, 2020	December 31, 2019
Commercial(1)	$49,092	$41,479
Commercial real estate	14,502	13,522
Leases	2,438	2,537
Total commercial loans and leases	66,032	57,538
Residential mortgages	18,721	19,083
Home equity	12,992	13,154
Automobile	12,157	12,120
Education	10,887	10,347
Other retail	6,739	6,846
Total retail loans(2)	61,496	61,550
Total loans and leases(3)	$127,528	$119,088

(1) SBA loans serviced for others of $43 million and $33 million at March 31, 2020 and December 31, 2019, respectively, are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors.
(2) Mortgage loans serviced for others of $79.2 billion and $77.5 billion at March 31, 2020 and December 31, 2019, respectively, are not included above.
(3)  LHFS totaling $3.3 billion at both March 31, 2020 and December 31, 2019 are not included above.

Accrued interest receivable on loans and leases held for investment totaled $507 million and $495 million as of March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 51

The following table presents the composition of LHFS.

	March 31, 2020			December 31, 2019
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$2,708	$203	$2,911	$1,778	$168	$1,946
Other loans held for sale	—	350	350	1,101	283	1,384
(1) Residential mortgage LHFS at fair value are originated for sale.
(2) LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other LHFS generally consist of commercial loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.3 billion at March 31, 2020 and December 31, 2019. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of auto, commercial and commercial real estate loans, and totaled $17.3 billion and $17.4 billion at March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020, the Company purchased $218 million of education loans and $272 million of other retail loans. During the three months ended March 31, 2019, the Company purchased $201 million of education loans.
During the three months ended March 31, 2020, the Company sold $191 million of commercial loans and $1.5 billion of retail loans. During the three months ended March 31, 2019 the Company sold $182 million of commercial loans and $22 million of retail TDRs.
Interest income on direct financing and sales-type leases for the three months ended March 31, 2020 and 2019 was $18 million and $20 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUING LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments (collectively the ACL). See Note 5 in the Company’s 2019 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2019. Upon adoption of CECL effective January 1, 2020, the Company’s ACL reserve methodology changed to estimate expected credit losses over the contractual life of the loans and leases.
The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancelable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.
Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year period during which the expected credit losses revert to long-term historical macroeconomic inputs.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type (e.g., commercial, commercial real estate, residential mortgage, etc.), and significant loan portfolios are assessed for credit losses using econometric models.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial loans and leases), timing and amount of expected draws (for unfunded lending commitments), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as

Citizens Financial Group, Inc. | 52

competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a composite scenario supporting the period-end ACL balance.
The measurement process results in specific or pooled allowances for loans, leases and unfunded lending commitments, and qualitative allowances that are judgmentally determined and applied across the portfolio.
There are certain loan portfolios that may not need an econometric model to enable the Company to calculate management’s best estimate of the expected credit losses. Less data intensive, non-modeled approaches to estimating losses are considered more efficient and practical for portfolios that have lower levels of outstanding balances (e.g., runoff or closed portfolios, new products or products that are not significant to the Company’s overall credit risk exposure).
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccruing commercial and commercial real estate loans with an outstanding balance of $5 million or greater and all commercial and commercial real estate TDRs (regardless of size) are assessed on an individual loan level basis. Generally, the measurement of ACL on individual loans and leases is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent. Loans that are deemed to be collateral dependent are written down to the fair value, less costs to sell, if sale of the collateral is expected as of the evaluation date and are reassessed each subsequent period to determine if a change to the ACL is required. Subsequent evaluations may result in an increase or decrease to the ACL, based on a corresponding change in the fair value of the collateral during the period. Any subsequent decrease to the ACL (because of an increase to the collateral-dependent loan’s fair value) is limited to the total amount previously written off for that loan. For retail TDRs that are not collateral dependent, the ACL is developed using the present value of expected future cash flows compared to the amortized cost basis in the loans. Expected re-default factors are considered in this analysis. Retail TDRs that are deemed collateral dependent are written down to fair market value less cost to sell.
Expected recoveries are considered in management’s estimate of the ACL and may result in a negative adjustment (i.e., reduction) to the ACL balance. A loan is collateral dependent if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty as of the evaluation date. Generally, repayment would be expected to be provided substantially by the sale or continued operation of the underlying collateral if cash flows to repay the loan from all other available sources (including guarantors) are expected to be no more than nominal. If repayment is dependent only on the operation of the collateral, the fair value of the collateral would not be adjusted for estimated costs to sell. If a loan is considered collateral dependent, the ACL is calculated as the difference between the fair value of collateral (adjusted for the costs to sell if the sale of the collateral is expected) and the amortized cost basis as of the evaluation date. It is possible to have a negative ACL for a collateral dependent loan if the fair value of the collateral increases in a subsequent reporting period. The negative ACL cannot exceed the total amount previously charged off.
Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL. All accrued and uncollected interest is immediately reversed against interest income when a loan or lease is placed on nonaccrual status. Uncollectible interest is written off timely in accordance with regulatory guidelines. Generally, loans and leases are placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Residential mortgages are placed on nonaccrual status when contractually past due 120 days or more, or sooner if deemed collateral-dependent, unless guaranteed by the Federal Housing Administration. The amount of accrued interest receivable reversed against interest income for the three months ended March 31, 2020 was $1 million and $5 million for commercial and retail, respectively.

Citizens Financial Group, Inc. | 53

The Company estimates expected credit losses associated with off-balance sheet financial instruments such as standby letters of credit, financial guarantees and unfunded loan commitments that are not unconditionally cancelable. Off-balance sheet financial instruments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with historical loss experience, current and future economic conditions, timing and amount of expected draws, and performance trends within specific portfolio segments, result in the estimate of the reserve for unfunded lending commitments. The Company does not recognize a reserve for future draws from credit lines that are unconditionally cancelable (e.g., credit cards).
The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.
The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments:

	Three Months Ended March 31, 2020
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$674	$578	$1,252
Cumulative effect of change in accounting principle	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	498	1,207	1,705
Charge-offs	(47)	(127)	(174)
Recoveries	3	34	37
Net charge-offs	(44)	(93)	(137)
Provision charged to income	298	305	603
Allowance for loan and lease losses, end of period	$752	$1,419	$2,171

Reserve for unfunded lending commitments, beginning of period	$44	$—	$44
Cumulative effective of change in accounting principle	(3)	1	(2)
Reserve for unfunded lending commitments, beginning of period, adjusted	41	1	42
Provision for unfunded lending commitments	(3)	—	(3)
Reserve for unfunded lending commitments, end of period	$38	$1	$39

The following table provides additional detail on the cumulative effect of change in accounting principle on the ACL:

	December 31, 2019			January 1, 2020			March 31, 2020
(in millions)	Amortized Cost Basis	ACL Balance	Coverage	Impact of Adoption of CECL	ACL Balance	Coverage	Amortized Cost Basis	ACL Balance	Coverage
Commercial	$41,479	$575	1.4%	($199)	$376	0.9%	$49,092	$613	1.2%
Commercial real estate	13,522	124	0.9	(57)	67	0.5	14,502	74	0.5
Leases	2,537	19	0.7	77	96	3.8	2,438	103	4.2
Total commercial loans and leases	57,538	718	1.2	(179)	539	0.9	66,032	790	1.2
Residential	19,083	35	0.2	95	130	0.7	18,721	153	0.8
Home equity	13,154	83	0.6	73	156	1.2	12,992	169	1.3
Automobile	12,120	123	1.0	83	206	1.7	12,157	278	2.3
Education	10,347	116	1.1	298	414	4.0	10,887	473	4.3
Other retail	6,846	221	3.2	81	302	4.4	6,739	347	5.1
Total retail loans	61,550	578	0.9	630	1,208	2.0	61,496	1,420	2.3
Total loans and leases	$119,088	$1,296	1.1%	$451	$1,747	1.5%	$127,528	$2,210	1.7%

In addition to the adoption of CECL, macroeconomic assumptions shifted as the COVID-19 pandemic and related economic impacts surfaced during the quarter ended March 31, 2020, resulting in a significant impact to the ACL. The significant increase in the ACL as of March 31, 2020 as compared to the January 1, 2020 ACL was driven

Citizens Financial Group, Inc. | 54

by the COVID-19 pandemic and the resulting economic impacts, with a total reserve build of $463 million and an ending balance of $2.2 billion.
To determine the ACL as of March 31, 2020, the Company utilized the Moody’s March 27th Baseline forecast to integrate the effects of COVID-19 in the loss estimates. Estimated Losses were adjusted for the expected benefit of COVID-19-related fiscal and monetary stimulus measures and the expected beneficial impacts of customer assistance actions. These actions include company forbearance and other customer accommodation efforts encouraged by the CARES Act and regulatory interagency guidance that the Company believes will stabilize credit profiles in both the commercial and consumer portfolios.
The economic forecast risk component of the qualitative reserve was informed by a composite economic scenario approach utilizing the Moody’s March 27th Baseline scenario as the most likely outcome and two less likely outcomes - an alternate Moody’s pandemic scenario and an internally generated pandemic scenario. All scenarios assumed a deep recession in the second quarter 2020 with significantly declining GDP and elevated unemployment followed by a strong recovery in the second half of 2020.
The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments:

	Three Months Ended March 31, 2019
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$690	$552	$1,242
Charge-offs	(26)	(112)	(138)
Recoveries	2	47	49
Net charge-offs	(24)	(65)	(89)
Provision charged to income	25	67	92
Allowance for loan and lease losses, end of period	$691	$554	$1,245

Reserve for unfunded lending commitments, beginning of period	$91	$—	$91
Provision for unfunded lending commitments	(7)	—	(7)
Reserve for unfunded lending commitments, end of period	$84	$—	$84

Credit Quality Indicators
Loan and lease portfolio segments and classes, excluding LHFS, are presented by credit quality indicator and vintage year. Citizens defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans modified in a TDR are considered to be a continuation of the original loan and vintage date corresponds with the initial loan origination date.
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

Citizens Financial Group, Inc. | 55

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of March 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Commercial
Pass	$1,480	$7,457	$5,444	$3,079	$1,901	$3,035	$23,655	$174	$46,225
Special Mention	—	126	264	88	75	177	766	4	1,500
Substandard	2	60	150	136	99	104	493	18	1,062
Doubtful	—	27	9	23	10	87	145	4	305
Total commercial	1,482	7,670	5,867	3,326	2,085	3,403	25,059	200	49,092
Commercial real estate
Pass	898	3,322	3,750	1,937	1,187	1,257	1,394	—	13,745
Special Mention	48	72	181	78	56	93	197	—	725
Substandard	—	—	19	2	—	3	—	—	24
Doubtful	—	—	1	5	—	2	—	—	8
Total commercial real estate	946	3,394	3,951	2,022	1,243	1,355	1,591	—	14,502
Leases
Pass	90	370	291	200	261	1,107	—	—	2,319
Special Mention	—	2	6	5	4	2	—	—	19
Substandard	—	6	33	6	21	33	—	—	99
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	90	378	330	211	286	1,143	—	—	2,438
Total commercial loans and leases
Pass	2,468	11,149	9,485	5,216	3,349	5,399	25,049	174	62,289
Special Mention	48	200	451	171	135	272	963	4	2,244
Substandard	2	66	202	144	120	140	493	18	1,185
Doubtful	—	27	10	28	10	90	145	4	314
Total commercial loans and leases	$2,518	$11,442	$10,148	$5,559	$3,614	$5,901	$26,650	$200	$66,032
For retail loans, Citizens utilizes credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance.

Citizens Financial Group, Inc. | 56

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of March 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$328	$1,694	$950	$1,541	$2,001	$2,459	$—	$—	$8,973
740-799	634	2,026	647	828	1,017	1,220	—	—	6,372
680-739	192	687	280	294	367	614	—	—	2,434
620-679	12	102	44	56	79	237	—	—	530
<620	4	16	35	46	44	251	—	—	396
No FICO available(1)	2	2	—	—	—	12	—	—	16
Total residential mortgages	1,172	4,527	1,956	2,765	3,508	4,793	—	—	18,721
Home equity
800+	1	10	15	9	6	288	4,314	339	4,982
740-799	1	7	8	7	4	238	3,423	302	3,990
680-739	—	3	8	9	6	224	1,915	272	2,437
620-679	—	1	6	15	9	160	570	174	935
<620	—	3	10	33	21	166	207	207	647
No FICO available(1)	—	—	—	—	—	1	—	—	1
Total home equity	2	24	47	73	46	1,077	10,429	1,294	12,992
Automobile
800+	302	935	541	441	289	175	—	—	2,683
740-799	393	1,304	738	529	312	174	—	—	3,450
680-739	355	1,233	676	441	252	135	—	—	3,092
620-679	191	758	391	248	145	84	—	—	1,817
<620	26	314	277	227	151	99	—	—	1,094
No FICO available(1)	2	1	—	—	—	18	—	—	21
Total automobile	1,269	4,545	2,623	1,886	1,149	685	—	—	12,157
Education
800+	221	1,159	880	853	669	848	—	—	4,630
740-799	294	1,364	793	567	397	562	—	—	3,977
680-739	105	553	321	222	156	298	—	—	1,655
620-679	5	86	69	55	45	130	—	—	390
<620	—	12	23	25	22	86	—	—	168
No FICO available(1)	—	—	—	—	—	67	—	—	67
Total education	625	3,174	2,086	1,722	1,289	1,991	—	—	10,887
Other retail
800+	138	574	234	90	21	58	300	—	1,415
740-799	223	849	318	130	32	41	664	—	2,257
680-739	162	609	216	84	19	22	648	—	1,760
620-679	78	272	84	28	6	8	229	—	705
<620	6	75	44	16	3	5	117	—	266
No FICO available(1)	19	3	—	—	—	—	314	—	336
Total other retail	626	2,382	896	348	81	134	2,272	—	6,739
Retail
800+	990	4,372	2,620	2,934	2,986	3,828	4,614	339	22,683
740-799	1,545	5,550	2,504	2,061	1,762	2,235	4,087	302	20,046
680-739	814	3,085	1,501	1,050	800	1,293	2,563	272	11,378
620-679	286	1,219	594	402	284	619	799	174	4,377
<620	36	420	389	347	241	607	324	207	2,571
No FICO available(1)	23	6	—	—	—	98	314	—	441
Total retail	$3,694	$14,652	$7,608	$6,794	$6,073	$8,680	$12,701	$1,294	$61,496
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 57

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of December 31, 2019	As of March 31, 2020
(in millions)	Nonaccrual loans and leases	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL
Commercial	$240	$305	$—	$46
Commercial real estate	2	8	—	6
Leases	3	1	—	—
Total commercial loans and leases	245	314	—	52
Residential mortgages	93	101	14	55
Home equity	246	242	—	90
Automobile	67	69	—	30
Education	18	21	2	4
Other retail	34	33	11	1
Total retail	458	466	27	180
Total loans and leases	$703	$780	$27	$232

Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	March 31, 2020					December 31, 2019
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90 or More	Total	Current-29	30-59	60-89	90 or More	Total
Commercial	$48,909	$97	$28	$58	$49,092	$41,340	$45	$27	$67	$41,479
Commercial real estate	14,494	1	6	1	14,502	13,520	1	1	—	13,522
Leases	2,431	6	—	1	2,438	2,498	37	—	2	2,537
Total commercial loans and leases	65,834	104	34	60	66,032	57,358	83	28	69	57,538
Residential mortgages	18,586	25	16	94	18,721	18,947	35	17	84	19,083
Home equity	12,681	92	34	185	12,992	12,834	91	40	189	13,154
Automobile	11,856	206	72	23	12,157	11,788	227	81	24	12,120
Education	10,835	24	13	15	10,887	10,290	30	15	12	10,347
Other retail	6,622	46	29	42	6,739	6,729	45	31	41	6,846
Total retail loans	60,580	393	164	359	61,496	60,588	428	184	350	61,550
Total	$126,414	$497	$198	$419	$127,528	$117,946	$511	$212	$419	$119,088

The Company estimates expected credit losses based on the fair value of collateral for collateralized loans that management believes will not be paid under the terms of the original loan contract. These loans are considered to be collateral dependent, and the estimated credit loss is calculated as the difference between the loan’s amortized cost basis and the fair value of the collateral as of each evaluation date.
Collateral values for residential mortgage and home equity loans are based on refreshed valuations which are updated at least every 90 days less estimated costs to sell. At March 31, 2020 and December 31, 2019, the Company had collateral-dependent residential mortgage and home equity loans totaling $271 million and $227 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on

Citizens Financial Group, Inc. | 58

appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At March 31, 2020 and December 31, 2019, the Company had collateral-dependent commercial loans totaling $155 million and $85 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $144 million and $152 million as of March 31, 2020 and December 31, 2019, respectively.
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that the Company would not otherwise make. The CARES Act and bank regulatory agencies issued guidance during the first quarter of 2020 stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. For COVID-19 related loan modifications which occurred from March 1, 2020 through March 31,2020, and met the loan modification criteria under either the CARES Act or the guidance issued by the bank regulatory agencies, Citizens elected to suspend TDR accounting for such loan modifications; therefore, while not material, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The following table summarizes TDRs by class and total unfunded commitments:

(in millions)	March 31, 2020	December 31, 2019
Commercial	$283	$297
Retail	664	667
Unfunded commitments related to TDRs	30	42

The following tables below summarize how loans were modified during the three months ended March 31, 2020 and 2019. The reported balances represent the post-modification outstanding amortized cost basis and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended March 31, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	—	$—	2	$—	17	$41
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	2	—	17	41
Residential mortgages	38	6	37	7	21	4
Home equity	46	4	6	—	71	4
Automobile	47	1	—	—	183	2
Education	—	—	—	—	91	2
Other retail	861	4	—	—	112	1
Total retail loans	992	15	43	7	478	13
Total	992	$15	45	$7	495	$54
Citizens Financial Group, Inc. | 59

	Three Months Ended March 31, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	—	$—	5	$1	12	$40
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	5	1	12	40
Residential mortgages	4	2	11	2	30	4
Home equity	36	4	35	6	138	9
Automobile	25	—	5	—	289	4
Education	—	—	—	—	67	2
Other retail	616	4	—	—	1	—
Total retail loans	681	10	51	8	525	19
Total	681	$10	56	$9	537	$59
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
The net change to ALLL resulting from modifications of loans for the three months ended March 31, 2020 and 2019 was $4 million and $2 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2020 and 2019. There were $13 million of TDRs that defaulted within 12 months of their modification date for commercial loans during the three months ended March 31, 2020 and no TDRs that defaulted within 12 months of modification for commercial loans during the three months ended March 31, 2019. For retail loans, there were $11 million and $9 million of loans which defaulted within 12 months of their restructuring date for the three months ended March 31, 2020 and 2019, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2020 and December 31, 2019, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
Certain loan products, including residential mortgages, home equity loans and lines of credit, and credit cards, have contractual features that may increase credit exposure to the Company in the event of an increase in interest rates or a decline in housing values. These products include loans that exceed 90% of the value of the underlying collateral (high LTV loans), interest-only and negative amortization residential mortgages, and loans with low introductory rates. The following tables present balances of loans with these characteristics:

	March 31, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$412	$131	$—	$543
Interest-only/negative amortization	2,126	—	—	2,126
Low introductory rate	—	—	245	245
Total	$2,538	$131	$245	$2,914

Citizens Financial Group, Inc. | 60

	December 31, 2019
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$402	$151	$—	$553
Interest-only/negative amortization	2,043	—	—	2,043
Low introductory rate	—	—	235	235
Total	$2,445	$151	$235	$2,831

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

	Three Months Ended March 31,
(in millions)	2020	2019
Residential mortgage loans sold with servicing retained	$5,272	$2,919
Gain on sales (1)	143	37
Contractually specified servicing, late and other ancillary fees (1)	58	48
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.
Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method. Upon election, the Company recognized a cumulative effect adjustment to retained earnings of $6 million, net of taxes, equal to the difference between the carrying value of the MSRs and the fair value. Under the fair value method, the MSRs are recorded at fair value at each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of the related residential mortgage loans was $79.2 billion and $77.5 billion as of March 31, 2020 and December 31, 2019, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair value method, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(in millions)	2020	2019
Fair value as of beginning of the period	$642	$600
Transfers upon election of fair value method	190	—
Fair value as of beginning of the period, adjusted	832	600
Amounts capitalized	67	35
Changes in unpaid principal balance during the period (1)	(40)	(26)
Changes in fair value during the period (2)	(282)	(46)
Fair value at end of the period	$577	$563
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

Citizens Financial Group, Inc. | 61

based on current market interest rates. The valuation does not attempt to forecast or predict the future direction of interest rates.
The sensitivity analysis below presents the impact to current fair value of an immediate 50 basis point and 100 basis point adverse change in key economic assumptions and the decline in fair value if the respective adverse change was realized. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is largely dependent upon movements in market interest rates.

	March 31, 2020			December 31, 2019
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$577	50 bps adverse change	100 bps adverse change	$642	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	3.7			5.5
Weighted average constant prepayment rate	21.0%	$116	$161	13.9%	$116	$222
Weighted average option adjusted spread	585 bps	9	18	440 bps	12	25

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
Goodwill is not amortized, but is subject to annual impairment tests. Citizens reviews goodwill for impairment annually as of October 31st and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, Citizens must perform a quantitative assessment of goodwill.
Citizens may elect to bypass the qualitative assessment and perform a quantitative assessment. The quantitative assessment, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value inclusive of goodwill, applicable goodwill is deemed to be not impaired. If the carrying value of the reporting unit inclusive of goodwill exceeds its fair value, an impairment charge is recorded for the excess. The impairment loss recognized cannot exceed the amount of goodwill assigned to the reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
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

Citizens Financial Group, Inc. | 62

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
In the first quarter of 2020, economic conditions deteriorated significantly with the spread of the COVID-19 pandemic. The outbreak resulted in social distancing requirements throughout the world, severely restricting the economy. In response to the crisis, the Federal Reserve lowered the Federal Funds rate in March 2020 to close to zero. Additionally, the U.S. government initiated numerous measures to support the economy, including the CARES Act. Given the current macroeconomic environment, Citizens assessed whether it was more likely than not that the fair value of its reporting units was less than carrying value as of March 31, 2020. Impairment indicators evaluated included economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock; and other relevant events. Citizens further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of March 31, 2020.
The interim assessment of goodwill impairment included evaluation of various factors that continue to rapidly evolve and for which significant uncertainty remains, including future growth rates and operating margins, the impact of the COVID-19 pandemic to the economy and ongoing government intervention to mitigate that impact. Further weakening in the economic environment, such as continued decline in the performance of the reporting units or other factors, could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio or liquidity position.
On March 4, 2020, the Company expanded its capital markets and financial advisory position through the acquisition of Trinity Capital, a Los Angeles-based advisory firm that delivers a range of financial services to commercial clients. The change in the carrying value of goodwill for the three months ended March 31, 2020 is presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2019	$2,258	$4,786	$7,044
Business acquisitions	—	6	6
Balance at March 31, 2020	$2,258	$4,792	$7,050

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at March 31, 2020 and December 31, 2019. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at March 31, 2020 and December 31, 2019. No impairment was recorded for the three months ended March 31, 2020 or 2019.
Other Intangibles
Other intangible assets are recognized separately from goodwill if the asset arises as a result of contractual rights or if the asset is capable of being separated and sold, transferred or exchanged. Intangible assets are recorded in other assets on the Consolidated Balance Sheets and are amortized on a straight-line basis. Intangible assets are subject to an annual impairment evaluation. Amortization expense is recorded in other expenses in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 63

A summary of the carrying value of intangible assets is presented below.

		March 31, 2020			December 31, 2019
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	7	$21	$5	$16	$21	$4	$17
Acquired relationships	5 - 15	38	6	32	37	5	32
Naming rights	10	11	1	10	11	1	10
Other	2 - 7	13	5	8	13	4	9
Total		$83	$17	$66	$82	$14	$68

    As of March 31, 2020, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s projection of amortization expense is based on balances as of March 31, 2020, and future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the remainder of 2020 through 2024 is as follows:

(in millions)	Total
Remainder of 2020	$8
2021	10
2022	9
2023	9
2024	8

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

(in millions)	March 31, 2020	December 31, 2019
Lending to special purpose entities included in loans and leases	$1,824	$1,101
LIHTC investment included in other assets	1,441	1,401
LIHTC unfunded commitments included in other liabilities	742	716
Renewable energy investments included in other assets	423	355

Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the lending facilities had aggregate unpaid principal balances of $1.8 billion and $1.1 billion, respectively, and undrawn commitments to extend credit of $751 million and $1.2 billion, respectively.
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

Citizens Financial Group, Inc. | 64

component of income tax expense. The tax credits received are reported as a reduction of income tax expense (or an increase to income tax benefit) related to these transactions.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2020	2019
Tax credits included in income tax expense	$41	$35
Amortization expense included in income tax expense	43	37
Other tax benefits included in income tax expense	10	8

No LIHTC investment impairment losses were recognized during the three months ended March 31, 2020 and 2019, respectively.
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
NOTE 8 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $1.1 billion and $274 million as of March 31, 2020 and December 31, 2019, respectively.

Citizens Financial Group, Inc. | 65

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	March 31, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022	348	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	750
2.850% fixed-rate senior unsecured notes, due July 2026	496	496
2.500% fixed-rate senior unsecured notes, due February 2030	298	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (1)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (1)	250	250
2.200% senior unsecured notes, due May 2020	500	500
2.250% senior unsecured notes, due October 2020	753	750
2.550% senior unsecured notes, due May 2021	1,005	991
3.250% senior unsecured notes, due February 2022	724	711
2.424% floating-rate senior unsecured notes, due February 2022 (1)	299	299
2.457% floating-rate senior unsecured notes, due May 2022 (1)	250	250
2.650% senior unsecured notes, due May 2022	514	501
3.700% senior unsecured notes, due March 2023	532	515
2.325% floating-rate senior unsecured notes, due March 2023 (1)	249	249
3.750% senior unsecured notes, due February 2026	555	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.56% weighted average rate, due through 2038	8,007	5,008
Other	16	18
Total long-term borrowed funds	$16,437	$14,047

(1) Rate disclosed reflects the floating rate as of March 31, 2020 or final rate, as applicable.

The Parent Company’s long-term borrowed funds as of March 31, 2020 and December 31, 2019 included principal balances of $2.8 billion and $2.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($9) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2020 and December 31, 2019 included principal balances of $13.5 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($10) million and ($13) million, respectively, and hedging basis adjustments of $141 million and $50 million, respectively. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $12.9 billion and $9.8 billion at March 31, 2020 and December 31, 2019, respectively. The Company’s available FHLB borrowing capacity was $4.0 billion and $7.2 billion at March 31, 2020 and December 31, 2019, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2020, the Company’s unused secured borrowing capacity was approximately $37.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 66

The following table presents a summary of maturities for the Company’s long-term borrowed funds at March 31, 2020:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2020	$—	$1,508	$1,508
2021	349	9,010	9,359
2022	349	1,793	2,142
2023	—	782	782
2024	292	—	292
2025 and thereafter	1,793	561	2,354
Total	$2,783	$13,654	$16,437

NOTE 9 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 19 in the Company’s 2019 Form 10-K.
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
The following table presents derivative instruments included on the Consolidated Balance Sheets:

	March 31, 2020			December 31, 2019
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$30,050	$9	$4	$29,846	$1	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	146,035	1,790	205	142,386	772	133
Foreign exchange contracts	15,974	413	361	15,101	174	166
TBA contracts	14,568	42	202	—	—	—
Other contracts	6,706	232	88	6,868	37	23
Total derivatives not designated as hedging instruments		2,477	856		983	322
Gross derivative fair values		2,486	860		984	322
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(286)	(286)		(107)	(107)
Less: Cash collateral applied (2)		(232)	(340)		(70)	(95)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,968	$234		$807	$120
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

Citizens Financial Group, Inc. | 67

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan. Certain derivative transactions within these sub-groups are designated as fair value or cash flow hedges, as described below:
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. The Company formally documents at inception all hedging relationships, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on hedge relationship and the Company monitors each relationship to ensure that management’s initial intent continues to be satisfied. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and subsequently reflects changes in the fair value of the derivative in earnings after termination of the hedge relationship.
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur.
Citizens has outstanding interest rate swap agreements utilized to manage the interest rate exposure on its long-term borrowings and AFS debt securities. In March 2020 the fair value hedge of certain fixed rate residential mortgages was terminated due to a portion of the hedged item being sold. Certain fair value hedges have been designated as a last-of-layer hedge, which affords the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar pre-payable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item.
The following table presents the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Change in fair value of interest rate swaps hedging borrowed funds	$93	$39	Interest expense - borrowed funds
Change in fair value of hedged long-term debt attributable to the risk being hedged	(92)	(39)	Interest expense - borrowed funds
Change in fair value of interest rate swaps hedging fixed rate loans	17	—	Interest and fees on loans and leases
Change in fair value of hedged fixed rate loans attributable to the risk being hedged	(17)	—	Interest and fees on loans and leases
Change in fair value of interest rate swaps hedging debt securities available for sale	(107)	—	Interest income - investment securities
Change in fair value of hedged debt securities available for sale attributable to risk being hedged	107	—	Interest income - investment securities

Citizens Financial Group, Inc. | 68

The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2020		December 31, 2019
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Residential mortgages	Long-term borrowed funds
Carrying amount of hedged assets	$14,995	$—	$15,798	$976	$—
Carrying amount of hedged liabilities	—	4,083	—	—	4,689
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	100	142	(8)	17	50
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $15.0 billion as of March 31, 2020) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.

Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $4 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2020.
During the three months ended March 31, 2020 and 2019, there were no gains or losses reclassified from OCI to current period earnings (other income) related to the discontinuance of a cash flow hedge where it became probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(in millions)	2020	2019
Amount of pre-tax net gains recognized in OCI	$129	$51
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	5	(20)
Amount of pre-tax net losses reclassified from OCI into interest expense	(1)	—

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

Citizens Financial Group, Inc. | 69

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2020	2019
Economic hedge type:
Customer interest rate contracts	$1,026	$229	Foreign exchange and interest rate products
Customer foreign exchange contracts	(30)	(34)	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(1,021)	(217)	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	99	40	Foreign exchange and interest rate products
Residential loan commitments	140	5	Mortgage banking fees
Forward sale contracts	(129)	4	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	271	45	Mortgage banking fees
Total	$356	$72

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	39	246	—	285
Amounts reclassified to the Consolidated Statements of Operations	15	(5)	3	13
Net other comprehensive income	54	241	3	298
Cumulative effect of change in accounting principle	—	5	—	5
Balance at March 31, 2019	($89)	($244)	($460)	($793)
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income before reclassifications	96	400	—	496
Amounts reclassified to the Consolidated Statements of Operations	(3)	—	3	—
Net other comprehensive income	93	400	3	496
Balance at March 31, 2020	$96	$401	($412)	$85
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gain, net	Other operating expense

Citizens Financial Group, Inc. | 70

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2020			December 31, 2019
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Total			1,600,000		$1,570	1,600,000	$1,570
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock see Note 16 to the Company’s Consolidated Financial Statements in the 2019 Form 10-K.
Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions, except per share and share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$168	$168	$0.32	$149	$149
Preferred stock
Series A	$27.50	$7	$—	$27.50	$7	$—
Series B	—	—	9	—	—	11
Series C	15.94	5	5	15.94	5	4
Series D	15.88	5	5	11.82	3	—
Series E	12.50	5	4	—	—	—
Total preferred stock		$22	$23		$15	$15

Treasury Stock
During the three months ended March 31, 2020, the Company repurchased $270 million, or 7,548,655 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2019 Form 10-K.

(in millions)	March 31, 2020	December 31, 2019
Commitments to extend credit	$64,827	$72,743
Letters of credit	2,064	2,190
Risk participation agreements	106	37
Loans sold with recourse	49	37
Marketing rights	31	33
Total	$67,077	$75,040

Citizens Financial Group, Inc. | 71

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (e.g., loan purchase contracts) represent firm commitments to purchase or sell loans from / to a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $79 million and $168 million, respectively, at March 31, 2020 and $183 million and $236 million, respectively, at December 31, 2019.
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

•
Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over 85 counterparties. RPAs generally have terms ranging from one year to five years; however, certain outstanding agreements have terms as long as ten years.

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

Citizens Financial Group, Inc. | 72

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value.

	March 31, 2020			December 31, 2019
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$2,708	$2,570	$138	$1,778	$1,727	$51
Commercial and commercial real estate loans held for sale, at fair value	203	232	(29)	168	175	(7)

For more information on the election of the fair value option for these assets see Note 19 in the Company’s 2019 Form 10-K.
The following table presents the changes in fair value for assets where the Company has elected the fair value option:

	Three Months Ended March 31,
(in millions)	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Residential mortgage loans held for sale, at fair value	$58	($1)	Mortgage banking fees
Commercial and commercial real estate loans held for sale, at fair value	(20)	3	Capital market fees

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis.
Forward commitments to sell to-be-announced mortgage securities
The fair value of TBAs is estimated using observable prices of similar loan pools that transact in the marketplace, as well as sector curves and benchmarking techniques. Therefore, the Company classifies TBAs in Level 2 of the fair value hierarchy given the observable market inputs.

Citizens Financial Group, Inc. | 73

For more information on the valuation techniques utilized to measure recurring fair value see Note 19 in the Company’s 2019 Form 10-K.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at March 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,262	$—	$22,262	$—
State and political subdivisions	4	—	4	—
U.S. Treasury and other	41	41	—	—
Total debt securities available for sale	22,307	41	22,266	—
Loans held for sale, at fair value:
Residential loans held for sale	2,708	—	2,708	—
Commercial loans held for sale	203	—	203	—
Total loans held for sale, at fair value	2,911	—	2,911	—
Mortgage servicing rights	577	—	—	577
Derivative assets:
Interest rate contracts	1,799	—	1,799	—
Foreign exchange contracts	413	—	413	—
TBA contracts	42	—	42	—
Other contracts	232	—	89	143
Total derivative assets	2,486	—	2,343	143
Equity securities, at fair value:
Money market mutual fund investments	47	47	—	—
Total equity securities, at fair value	47	47	—	—
Total assets	$28,328	$88	$27,520	$720
Derivative liabilities:
Interest rate contracts	$209	$—	$209	$—
Foreign exchange contracts	361	—	361	—
TBA contracts	202	—	202	—
Other contracts	88	—	88	—
Total derivative liabilities	860	—	860	—
Total liabilities	$860	$—	$860	$—

Citizens Financial Group, Inc. | 74

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

Citizens Financial Group, Inc. | 75

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2020
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$642	$19
Transfers upon election of fair value method (1)	190	—
Beginning balance, adjusted	832	19
Purchases	—	—
Issuances	67	171
Settlements (2)	(40)	(76)
Changes in fair value during the period recognized in earnings (3)	(282)	29
Ending balance	$577	$143

	Three Months Ended March 31, 2019
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$600	$—
Issuances	35	—
Settlements (2)	(26)	—
Changes in fair value during the period recognized in earnings (3)	(46)	—
Transfers from Level 2 to Level 3 (4)	—	18
Ending balance	$563	$18

(1) Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method.
(2) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(3) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.
(4) Reflects changes in the significance of unobservable inputs on derivative contracts associated with mortgage origination activities.
The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of March 31, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	10.87-37.37% CPR (21.0% CPR)
		Option adjusted spread	350-1,698 bps (585 bps)
Other derivative contracts	Internal Model	Pull through rate	18.01-99.70% (77.98%)
		MSR value	(66.20)-143.98 bps (87.21 bps)

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate collateral-dependent loans for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2019 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2020	2019
Collateral-dependent loans	($34)	($4)

Citizens Financial Group, Inc. | 76

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2020				December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$426	$—	$426	$—	$312	$—	$312	$—

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,071	$3,219	$—	$—	$3,071	$3,219	$—	$—
Equity securities, at cost	927	927	—	—	927	927	—	—
Other loans held for sale	350	350	—	—	—	—	350	350
Loans and leases	127,528	127,366	—	—	426	426	127,102	126,940
Financial liabilities:
Deposits	133,475	133,554	—	—	133,475	133,554	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,049	1,049	—	—	1,049	1,049	—	—
Other short-term borrowed funds	10	10	—	—	10	10	—	—
Long-term borrowed funds	16,437	16,150	—	—	16,437	16,150	—	—

	December 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,202	$3,242	$—	$—	$3,202	$3,242	$—	$—
Equity securities, at cost	807	807	—	—	807	807	—	—
Other loans held for sale	1,384	1,384	—	—	—	—	1,384	1,384
Loans and leases	119,088	119,792	—	—	312	312	118,776	119,480
Financial liabilities:
Deposits	125,313	125,340	—	—	125,313	125,340	—	—
Federal funds purchased and securities sold under agreements to repurchase	265	265	—	—	265	265	—	—
Other short-term borrowed funds	9	9	—	—	9	9	—	—
Long-term borrowed funds	14,047	14,228	—	—	14,047	14,228	—	—
Citizens Financial Group, Inc. | 77

NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$92	$26	$118	$97	$26	$123
Card fees	45	10	55	50	9	59
Capital markets fees	—	65	65	—	49	49
Trust and investment services fees	53	—	53	47	—	47
Other banking fees	—	3	3	—	2	2
Total revenue from contracts with customers	$190	$104	$294	$194	$86	$280
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $4 million for the three months ended March 31, 2020 and 2019, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended March 31,
(in millions)	2020	2019
Bank-owned life insurance	$14	$14

NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2020	2019
Promotional expense	$24	$27
Other	87	83
Other operating expense	$111	$110

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per share data)	2020	2019
Numerator (basic and diluted):
Net income	$34	$439
Less: Preferred stock dividends	22	15
Net income available to common stockholders	$12	$424
Denominator:
Weighted-average common shares outstanding - basic	427,718,421	460,713,172
Dilutive common shares: share-based awards	1,670,434	1,807,508
Weighted-average common shares outstanding - diluted	429,388,855	462,520,680
Earnings per common share:
Basic	$0.03	$0.92
Diluted (1)	0.03	0.92

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,670,434 and 939,698 for the three months ended March 31, 2020 and 2019, respectively.

Citizens Financial Group, Inc. | 78

NOTE 17 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 25 in the Company’s 2019 Form 10-K.

	As of and for the Three Months Ended March 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$793	$365	$2	$1,160
Noninterest income	357	125	15	497
Total revenue	1,150	490	17	1,657
Noninterest expense	738	221	53	1,012
Profit (loss) before provision for credit losses	412	269	(36)	645
Provision for credit losses	97	43	460	600
Income (loss) before income tax expense (benefit)	315	226	(496)	45
Income tax expense (benefit)	79	47	(115)	11
Net income (loss)	$236	$179	($381)	$34
Total average assets	$68,415	$59,005	$39,757	$167,177

	As of and for the Three Months Ended March 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$788	$372	$—	$1,160
Noninterest income	247	150	31	428
Total revenue	1,035	522	31	1,588
Noninterest expense	700	209	28	937
Profit before provision for credit losses	335	313	3	651
Provision for credit losses	67	21	(3)	85
Income before income tax expense (benefit)	268	292	6	566
Income tax expense (benefit)	66	65	(4)	127
Net income	$202	$227	$10	$439
Total average assets	$65,007	$55,630	$39,778	$160,415

There have been no significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 25 in the Company’s 2019 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Market Risk” section of Part I, Item 2 is incorporated herein by reference.
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

Citizens Financial Group, Inc. | 79

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
Changes in internal control over financial reporting: During the first quarter of 2020, the Company implemented controls related to the adoption of Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) and the related financial statement reporting. Changes to the control environment specific to the Allowance for Credit Loss process include the enhancement of data validation procedures, tailoring of governance routines and verification of information provided for disclosures. There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is presented in Note 12, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the risks below and other information presented in this Report, you should consider the risks described in Item 1A. “Risk Factors” in the Company’s 2019 Form 10-K.

Additional Risks Related to our Business

The COVID-19 pandemic is adversely affecting us and creates significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has negatively affected the global and U.S. economies, increased unemployment levels, disrupted supply chains and businesses in many industries, lowered equity market valuations, decreased liquidity in fixed income markets, and created significant volatility and disruption in financial markets. This has resulted, and could continue to result, in higher and more volatile provisions for credit losses, and is also expected to result in increased charge offs, particularly as more customers experience credit deterioration and as customers need to draw on their committed credit lines to help finance their businesses and activities. The pandemic’s negative economic impact and its effect on customer needs and behaviors could adversely affect our liquidity and also continue to adversely affect our capital profile. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest-rate environment, which has, and is likely to continue to, reduce our net interest margin. The effects of the pandemic have also resulted in lower service charges and fees, card fees, capital markets fees, and foreign exchange and interest rate products revenue, which have, and are likely to continue to, negatively affect our noninterest income.
In addition, our reliance on work-from-home capabilities and the potential inability to maintain critical staff in our operational facilities present risks associated with our local infrastructure, restrictive stay-at-home orders across jurisdictions, illness, quarantines and the sustainability of a work-from-home environment, as well as heightened cybersecurity, information security and operational risks. Many of our service providers have been, and may further be, affected by similar factors that increase their risks of business disruptions or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties or other sanctions, or harm to our reputation. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and the actions of governmental authorities in response to those conditions.

Citizens Financial Group, Inc. | 80

The federal banking regulators have issued interagency guidance to clarify supervisory expectations regarding loan modifications due to COVID-19-related non-payment and the regulatory capital transition for the current expected credit loss accounting standard. Further, the Federal Reserve has announced a program for lending directly to U.S. businesses. In addition, the President Trump has signed into law three economic stimulus packages, including the $2 trillion CARES Act, the Families First Coronavirus Response Act, and the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. In response to the pandemic, we have (i) assisted our retail and small business customers through loan forbearances and modifications, (ii) extended loans under the Small Business Administration’s Paycheck Protection Program, and (iii) committed funding for community support with a particular emphasis on small businesses and non-profit partners. These government programs are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. On April 17, 2020, we announced that we would temporarily suspend our stock repurchase program through December 31, 2020 to support the efforts of the Federal Reserve and other banks to moderate the impact of the pandemic by making additional capital and liquidity available to our customers, including corporates, small businesses and individuals. The pandemic may cause us to further limit capital distributions.
The extent to which the pandemic adversely affects our business, financial condition and results of operations, as well as our liquidity and regulatory capital ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements and staffing levels in operational facilities, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and customers, our service providers and other market participants. To the extent the pandemic adversely affects us, it may also have the effect of heightening many of the other risks described in Item 1A, Risk Factors in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended March 31, 2020 are included below:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
January 1, 2020 - January 31, 2020	4,588,957	$35.77	4,588,957	$210,862,186
February 1, 2020 - February 29, 2020	1,097,722	$35.77	1,097,722	$171,598,866
March 1, 2020 - March 31, 2020	1,861,976	$35.77	1,861,976	$105,000,000
(1) On June 27, 2019, the Company announced that its Board of Directors has authorized share repurchases of CFG common stock of up to $1.275 billion for the four-quarter period ending with the second quarter of 2020. This share repurchase plan allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. Shares repurchased by the Company during the first quarter were executed pursuant to an accelerated share repurchase transaction and open market repurchases, which were completed by March 31, 2020. On April 17, 2020, the Company announced that it will suspend share repurchases through December 31, 2020. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 24, 2020)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

Citizens Financial Group, Inc. | 81

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 82