Form 10-Q
period 2020-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2020-08-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 426,828,691 shares of Registrant’s common stock ($0.01 par value) outstanding on July 30, 2020.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Reserve for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LGD	Loss Given Default
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value

Citizens Financial Group, Inc. | 3

MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
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

•	The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;

•	Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals;

•	The COVID-19 pandemic and its effects on the economic and business environments in which we operate;

•	Our ability to meet heightened supervisory requirements and expectations;

•	Liabilities and business restrictions resulting from litigation and regulatory investigations;

•	Our capital and liquidity requirements under regulatory capital standards and our ability to generate capital internally or raise capital on favorable terms;

•	The effect of changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

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
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute what is reflected in those forward-looking statements due to factors and future developments that are uncertain,

Citizens Financial Group, Inc. | 6

unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part II, Item 1A of this Report and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $179.9 billion in assets as of June 30, 2020. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,700 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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
Non-GAAP Financial Measures
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying and where there is a reference to Underlying results in that paragraph, all measures that follow this reference are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 7

RECENT EVENTS
COVID-19
The COVID-19 pandemic has caused significant disruption to the national economy as well as the local economies within our footprint, resulting in many businesses sectors operating below capacity, increased unemployment levels and volatility in the financial markets. In response to the negative effects of COVID-19 on the U.S. economy, Congress enacted the Coronavirus Aide, Relief, and Economic Security Act (“CARES Act”), among other actions, in addition to monetary actions taken by the Federal Reserve, which provide for financial stimulus and government lending programs at unprecedented levels. The effects of these programs, as well as any potential additional stimulus, to support businesses and consumers remain uncertain.
CARES Act
On March 27, 2020, the CARES Act was passed, which allocated $349 billion to the SBA for issuing PPP loans to businesses using financial institutions as the intermediary to disperse the funds. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes. These loans carry a fixed interest rate of 1.00% and a term of 2 years, if not forgiven in whole or in part. Payments are deferred for the first 6 months of the loan. The loans are 100% guaranteed by the SBA, and the SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.
On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was passed, which authorized $310 billion in additional funding under the CARES Act for PPP loans through the SBA. In addition, the FRB has implemented the Paycheck Protection Program Liquidity Facility (“PPPLF”) available to financial institutions participating in the PPP. In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral. We have completed all of the eligibility requirements to participate in the PPPLF, but we have no outstanding borrowings as June 30, 2020.
On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law, which amends the PPP to give borrowers more freedom in how and when loan funds are spent while retaining the possibility of full forgiveness. The key changes include:

•	Extending the time to use the loan proceeds from 8 to 24 weeks after origination (loan proceeds must be used December 31, 2020);

•
Extending the maturity of PPP loans from 2 to 5 years for loans originated after June 5, 2020, although pre-June 5 loans may be extended from 2 years to 5 years upon agreement of both lender and borrower;

•	Extending the loan deferral period from 6 months to 10 months from the time the borrower uses the loan proceeds; and

•	A reduction in borrower mandatory payroll spending from 75% to 60%.
The CARES Act also provides for relief on existing and new SBA loans through the Small Business Debt Relief. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest and fees of certain SBA loans for a period of 6 months for both existing loans and new loans issued prior to September 27, 2020. Finally, the CARES Act provides borrowers with mortgage payment relief and a moratorium on foreclosures.
The effectiveness of these programs, as well as that of any potential additional stimulus, in supporting businesses, consumers and, ultimately, the economy is uncertain.
Federal Reserve Bank Actions
The FRB has taken a range of actions to support the flow of credit to households and businesses. On March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities as well as begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window by lowering the primary credit rate by 150 basis points and extending the term up to 90 days. On March 26, 2020, the FRB reduced reserve requirements to zero. The FRB has established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. These actions include Main Street Lending Facilities to purchase loan participations under specified conditions from banks’ lending to small and medium U.S. businesses. We may participate in some or all of them, including as a lender, agent, or intermediary on behalf of clients or customers or in an advisory capacity.

Citizens Financial Group, Inc. | 8

On March 31, 2020, in response to the COVID-19 pandemic, the FRB and the other federal banking regulators issued an interim final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a 2-year period ending January 1, 2022, followed by a 3-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial 2-year delay. In the first quarter of 2020, we elected to delay for 2 years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses.
Citizens Response to COVID-19
Citizens responded in many ways to support our customers, colleagues and communities during this crisis. Citizens mobilized on several fronts:

•
For our customers, we offered loan forbearance and other forms of relief for those facing financial hardship. We also took action to implement the SBA’s PPP, getting much-needed funds into the hands of small and mid-sized businesses. As of June 30, 2020, PPP loans to small business customers were approximately $4.7 billion with an average loan size of approximately $98,000. Approximately 84% of the loans are under $100,000, with 93% of the loans to companies with under 25 employees supporting over 540,000 jobs.

•
For our colleagues, we acted quickly and effectively to ensure their safety and welfare, while enabling them to continue providing vital banking services. Actions included alternate work arrangements such as remote working, enhanced workplace safety with enhanced cleaning and social distancing practices, offering additional time off for family and self-care situations related to the coronavirus, and introducing additional pay for those who could not operate remotely. As of June 30, 2020, Citizens allowed colleagues to return to office in 10 States and portions of three others. The total non-branch colleagues assigned to offices in these states is approximately 6,500. Approximately 10% of the assigned non-branch colleagues are considered essential and were working consistently in the office. Additionally, approximately 25% of the assigned non-branch colleagues who are able to productively work from home have returned to the office sporadically through the month of June 2020 for periods ranging from one day to everyday. Return to office for nonessential Citizens colleagues is voluntary at this time.

•
For our communities, we pledged more than $5 million to provide both immediate relief and longer-term support to help those impacted by the pandemic. This commitment included charitable contributions and other assistance aimed at helping small businesses recover.

Citizens will continue to serve our stakeholders through this crisis and beyond, backed by our strong financial position that enables us to deliver in meaningful ways.
Racial Equity and Social Justice
Citizens has made further commitments to diversity and inclusion, along with initiatives to promote racial equity and social justice. We announced a $10 million investment to help drive social equity and economic advancement in underserved communities across our footprint.  This multi-faceted, multi-year effort to enhance awareness, create access to capital, and improve capabilities and opportunities represents an important step toward achieving long-lasting change across our communities and within our bank in a way that aligns strongly with our values. Primary components of our investment include the following:

•
Grants and charitable support for immediate and longer-term initiatives aimed at supporting minority-owned small businesses, increasing awareness of racial disparities, and supporting underserved communities through technology, education and digital literacy initiatives.

•	More than $500 million in incremental financing and capital for small businesses, housing, and other development in predominately minority communities.

•
An acceleration of our ongoing efforts to increase leadership and workforce diversity while expanding awareness of social equity issues and providing additional opportunities for colleagues to make an impact within our communities.

Citizens Financial Group, Inc. | 9

FINANCIAL PERFORMANCE
Quarterly Results Key Highlights
Second quarter 2020 net income of $253 million decreased 44% from $453 million in the second quarter of 2019, with earnings per diluted common share of $0.53, down $0.42 from $0.95 per diluted common share in second quarter 2019. Second quarter 2020 ROTCE of 6.6% compared to 12.8% in second quarter 2019.
Second quarter 2020 results reflected $10 million after-tax, or $0.02 per diluted common share, of notable items largely tied to TOP 6 transformational and revenue and efficiency initiatives. On an Underlying basis, which excludes notable items, second quarter 2020 net income available to common stockholders of $235 million compared with $440 million in the second quarter of 2019. Underlying EPS of $0.55 compared to $0.96 in the second quarter of 2019. Second quarter 2020 results reflected a net decrease to net income available to common stockholders due to a $317 million before tax, or $0.59 per share after tax, reserve build under CECL primarily tied to the impact of the COVID-19 pandemic on provision for credit losses. Underlying second quarter 2020 ROTCE of 6.9% compared with 12.9% in the second quarter of 2019. Tangible book value per common share of $32.13 increased 4% from second quarter 2019.

	Three Months Ended June 30,
	2020			2019
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$979	$54	$253	$951	$127	$453
Less notable items:
Total integration costs	2	(1)	(1)	7	(2)	(5)
Other notable items(1)	17	(8)	(9)	—	—	—
Total notable items	19	(9)	(10)	7	(2)	(5)
Underlying results* (non-GAAP)	$960	$63	$263	$944	$129	$458
(1) Other notable items include noninterest expense of $17 million related to our TOP programs and other efficiency initiatives and income tax benefit of $4 million related to legacy tax matters.
* Where there is a reference to “Underlying” results in a paragraph, all measures that follow these references are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

•
Total revenue of $1.7 billion increased $122 million, or 7%, from the second quarter 2019, reflecting stable net interest income and a 28% increase in noninterest income driven by record results in mortgage banking.

◦
Net interest income of $1.2 billion was relatively stable compared to the second quarter 2019, reflecting lower funding costs and growth in average interest-earning assets of 11%, offset by the impact of the lower rate and challenging yield-curve environment on asset yields.

◦
Net interest margin of 2.87% decreased 33 basis points compared to 3.20% in second quarter 2019, reflecting the negative impact of lower interest rates and higher cash balances given strong deposit flows, partially offset by lower funding costs and improved mix.

–	Net interest margin on a fully taxable-equivalent basis of 2.88% decreased by 33 basis points, compared to 3.21% in second quarter 2019.

–
Average loans and leases of $128.8 billion increased $11.0 billion, or 9%, from $117.8 billion in the second quarter 2019, reflecting a $9.5 billion increase in commercial loans and leases and a $1.4 billion increase in retail loans.

–
Average deposits of $141.6 billion increased $18.4 billion, or 15%, from $123.2 billion in the second quarter 2019, reflecting growth in money market accounts, demand deposits, savings and checking with interest, partially offset by lower term deposits.

◦
Noninterest income of $590 million increased $128 million, or 28%, from the second quarter 2019, driven by record results in mortgage banking as well as strength in capital markets fees, partially offset by lower service charges and fees, card fees and trust and investment services fees as a result of the COVID-19 pandemic.

•	Noninterest expense of $979 million increased $28 million, or 3%, compared to $951 million in second quarter 2019.

Citizens Financial Group, Inc. | 10

◦
On an Underlying basis, noninterest expense increased $16 million, or 2%, from the second quarter 2019, reflecting higher equipment and software expense as well as an increase in outside services, partially offset by lower occupancy and other operating expense.

•	The efficiency ratio of 55.9% compared to 58.4% in second quarter 2019.

◦	On an Underlying basis, the efficiency ratio of 54.9% compared to 58.0% in the second quarter 2019.

•	Provision for credit losses of $464 million increased $367 million from $97 million in the second quarter 2019, primarily tied to the impact of COVID-19.
Year to Date and Period End Key Highlights
Net income of $287 million decreased 68% from the first half of 2019, with earnings per diluted common share of $0.55, down $1.31 from $1.86 per diluted common share in the first half of 2019. ROTCE of 3.5% declined from 12.9% in the first half of 2019.
In the first half of 2020, results reflected a $35 million, or $0.09 per diluted common share, after-tax reduction from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives. In the first half of 2019, there were $9 million after-tax of notable items, or $0.02 per diluted common share, tied to integration costs associated with acquisitions.
In the first half of 2020, we adopted the CECL accounting standard and recorded first half 2020 provision for credit losses of $1.1 billion pre-tax, or $1.98 per share after-tax, including a net reserve build of $780 million pre-tax, or $1.45 per share after-tax, tied to COVID-19 pandemic impacts.

	Six Months Ended June 30,
	2020			2019
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,991	$65	$287	$1,888	$254	$892
Less notable items:
Total integration costs	6	(2)	(4)	12	(3)	(9)
Other notable items(1)	46	(15)	(31)	—	—	—
Total notable items	52	(17)	(35)	12	(3)	(9)
Underlying results* (non-GAAP)	$1,939	$82	$322	$1,876	$257	$901
(1) Other notable items include noninterest expense of $46 million related to our TOP programs and other efficiency initiatives and income tax benefit of $4 million related to legacy tax matters.

•	Net income available to common stockholders of $237 million decreased $622 million, or 72%, compared to $859 million in the first half of 2019.

◦	On an Underlying basis, which excludes notable items, first half 2020 net income available to common stockholders of $272 million compared with $868 million in the first half of 2019.

◦	On an Underlying basis, EPS of $0.64 per share compares with $1.88 in the first half of 2019.

•	Total revenue of $3.4 billion increased $191 million, or 6%, from the first half of 2019, reflecting a 22% increase in noninterest income and stable net interest income.

◦	Net interest income of $2.3 billion was stable, reflecting 7% growth in average interest-earning assets offset by the impact of the lower rate and challenging yield-curve environment.

◦
Net interest margin of 2.98% decreased 24 basis points from 3.22% in the first half of 2019, reflecting the impact of lower interest rates, partially offset by lower funding costs and improved deposit mix, as well as continued mix shift towards better-returning assets.

–	Net interest margin on a fully taxable-equivalent basis of 2.99% decreased by 24 basis points, compared to 3.23% in the first half of 2019.

–
Average loans and leases of $124.9 billion increased $7.2 billion, or 6%, from $117.7 billion in the first half of 2019, reflecting a $5.7 billion increase in commercial loans and leases and a $1.5 billion increase in retail loans.

–	Period-end loan growth of $6.6 billion, or 6%, from the fourth quarter of 2019, reflected 13% growth in total commercial loans and leases.

Citizens Financial Group, Inc. | 11

–
Average deposits of $134.1 billion increased $12.3 billion, or 10%, from $121.8 billion in the first half of 2019, reflecting growth in money market accounts, demand deposits, savings and checking with interest, partially offset by a decrease in term deposits.

–	Period-end deposit growth of $18.3 billion, or 15%, from the fourth quarter of 2019, outpacing loan growth.

◦
Noninterest income of $1.1 billion increased $197 million, or 22%, from the first half of 2019, driven by record results in mortgage banking, partially offset by lower service charges and fees, card fees, foreign exchange and interest rate products revenue, and other income.

•
Noninterest expense of $2.0 billion increased $103 million, or 5%, from $1.9 billion in the first half of 2019, driven by higher salaries and employee benefits, outside services, and equipment and software expense.

◦	On an Underlying basis, noninterest expense increased 3% from the first half of 2019.

•	The efficiency ratio of 58.4% compared to 58.7% for the first half of 2019, and ROTCE of 3.5% compared to 12.9%.

◦
On an Underlying basis, the efficiency ratio of 56.9% compared to 58.3% for the first half of 2019 and ROTCE of 4.0% compared to 13.0%, reflecting the challenging environment presented by COVID-19, in particular the CECL provision impact.

•	Provision for credit losses of $1.1 billion increased $882 million from $182 million for the first half of 2019, driven by a $780 million CECL reserve build primarily tied to COVID-19 impacts.

•	Tangible book value per common share of $32.13 increased 4% from the first half of 2019. Fully diluted average common shares outstanding decreased 32.6 million shares, or 7%, over the same period.
SELECTED CONSOLIDATED FINANCIAL DATA
The summary Consolidated Operating Data for the three and six months ended June 30, 2020 and 2019 and the summary Consolidated Balance Sheet data as of June 30, 2020 and December 31, 2019 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
OPERATING DATA:
Net interest income	$1,160	$1,166	$2,320	$2,326
Noninterest income	590	462	1,087	890
Total revenue	1,750	1,628	3,407	3,216
Provision for credit losses	464	97	1,064	182
Noninterest expense	979	951	1,991	1,888
Income before income tax expense	307	580	352	1,146
Income tax expense	54	127	65	254
Net income	$253	$453	$287	$892
Net income available to common stockholders	$225	$435	$237	$859
Net income per common share - basic	$0.53	$0.95	$0.56	$1.87
Net income per common share - diluted	$0.53	$0.95	$0.55	$1.86
OTHER OPERATING DATA:
Return on average common equity	4.44%	8.54%	2.35%	8.58%
Return on average tangible common equity	6.62	12.75	3.51	12.87
Return on average total assets	0.57	1.13	0.33	1.12
Return on average total tangible assets	0.59	1.17	0.35	1.17
Efficiency ratio	55.91	58.41	58.43	58.70
Operating leverage(1)	4.60	(0.85)	0.48	0.86
Net interest margin, FTE(2)	2.88	3.21	2.99	3.23
Effective income tax rate	17.69	21.86	18.51	22.14
(1) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(2) Net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%.

Citizens Financial Group, Inc. | 12

(dollars in millions)	June 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Total assets	$179,874	$165,733
Loans held for sale, at fair value	3,631	1,946
Other loans held for sale	1,362	1,384
Loans and leases	125,713	119,088
Allowance for loan and lease losses	(2,448)	(1,252)
Total securities	25,657	24,669
Goodwill	7,050	7,044
Total liabilities	157,456	143,532
Total deposits	143,618	125,313
Short-term borrowed funds	255	274
Long-term borrowed funds	9,202	14,047
Total stockholders’ equity	22,418	22,201
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for credit losses as a percentage of loans and leases	2.01%	1.09%
Allowance for credit losses as a percentage of loans and leases, excluding the impact of PPP loans	2.09	1.09
Allowance for credit losses as a percentage of nonaccruing loans and leases	255.39	184.31
Nonaccruing loans and leases as a percentage of loans and leases	0.79	0.59
Capital Ratios:
CET1 capital ratio	9.6%	10.0%
Tier 1 capital ratio	10.9	11.1
Total capital ratio	13.1	13.0
Tier 1 leverage ratio	9.3	10.0

Citizens Financial Group, Inc. | 13

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

Citizens Financial Group, Inc. | 14

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended June 30,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$5,231	$1	0.09%	$1,229	$7	2.16%	$4,002	(207) bps
Taxable investment securities	25,180	130	2.15	25,620	164	2.56	(440)	(41)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	25,184	130	2.15	25,625	164	2.56	(441)	(41)
Commercial	50,443	412	3.23	41,755	471	4.45	8,688	(122)
Commercial real estate	14,540	106	2.87	13,379	166	4.91	1,161	(204)
Leases	2,426	16	2.75	2,745	19	2.89	(319)	(14)
Total commercial loans and leases	67,409	534	3.14	57,879	656	4.48	9,530	(134)
Residential mortgages	18,872	150	3.19	19,232	176	3.65	(360)	(46)
Home equity	12,736	111	3.50	13,754	180	5.28	(1,018)	(178)
Automobile	11,998	129	4.33	11,984	125	4.19	14	14
Education	11,183	145	5.21	9,235	137	5.97	1,948	(76)
Other retail	6,557	123	7.52	5,699	118	8.24	858	(72)
Total retail loans	61,346	658	4.31	59,904	736	4.92	1,442	(61)
Total loans and leases	128,755	1,192	3.69	117,783	1,392	4.71	10,972	(102)
Loans held for sale, at fair value	2,710	20	2.85	1,528	15	3.93	1,182	(108)
Other loans held for sale	510	7	4.66	158	2	5.67	352	(101)
Interest-earning assets	162,390	1,350	3.33	146,323	1,580	4.30	16,067	(97)
Allowance for loan and lease losses	(2,172)			(1,247)			(925)
Goodwill	7,050			7,040			10
Other noninterest-earning assets	12,525			9,373			3,152
Total assets	$179,793			$161,489			$18,304
Liabilities and Stockholders’ Equity
Checking with interest	$26,312	$11	0.17%	$23,919	$57	0.96%	$2,393	(79)
Money market accounts	45,187	39	0.35	35,228	114	1.30	9,959	(95)
Regular savings	15,883	15	0.39	13,324	21	0.62	2,559	(23)
Term deposits	16,470	59	1.44	22,292	116	2.09	(5,822)	(65)
Total interest-bearing deposits	103,852	124	0.48	94,763	308	1.30	9,089	(82)
Short-term borrowed funds	222	—	0.29	863	4	1.81	(641)	(152)
Long-term borrowed funds	11,755	66	2.22	12,386	102	3.30	(631)	(108)
Total borrowed funds	11,977	66	2.18	13,249	106	3.20	(1,272)	(102)
Total interest-bearing liabilities	115,829	190	0.66	108,012	414	1.54	7,817	(88)
Demand deposits	37,745			28,389			9,356
Other liabilities	4,086			3,536			550
Total liabilities	157,660			139,937			17,723
Stockholders’ equity	22,133			21,552			581
Total liabilities and stockholders’ equity	$179,793			$161,489			$18,304
Interest rate spread			2.67%			2.77%		(10)
Net interest income and net interest margin		$1,160	2.87%		$1,166	3.20%		(33)
Net interest income and net interest margin, FTE(1)		$1,163	2.88%		$1,172	3.21%		(33)
Memo: Total deposits (interest-bearing and demand)	$141,597	$124	0.35%	$123,152	$308	1.00%	$18,445	(65) bps
(1) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.
Quarterly Results: Net interest income of $1.2 billion was stable with second quarter 2019, despite the lower rate and challenging yield curve environment, given 11% growth in interest-earning assets.
Net interest margin of 2.87% decreased 33 basis points compared to 3.20% in second quarter 2019, as the impact of lower interest rates was partially offset by lower funding costs and improved deposit mix, as well as continued mix shift towards higher yielding assets. Net interest margin on an FTE basis of 2.88% decreased 33 basis points compared to 3.21% in second quarter 2019. Average interest-earning asset yields of 3.33% decreased 97 basis points from 4.30% in second quarter 2019, while average interest-bearing liability costs of 0.66% decreased 88 basis points from 1.54% in second quarter 2019.
Average interest-earning assets of $162.4 billion increased $16.1 billion, or 11%, from second quarter 2019, driven by a $12.5 billion, or 9% increase in average loans and leases and LHFS. Results reflected a $9.5 billion increase

Citizens Financial Group, Inc. | 15

in average commercial loans and leases and a $1.4 billion increase in average retail loans. Commercial loan and lease growth reflected strength in commercial, which included the impact of higher COVID-19-related line of credit utilization of $4.9 billion and the $3.4 billion impact of PPP loans, as well as growth in commercial real estate. Retail loan growth was driven by education and other retail, partially offset by lower home equity and the impact of mortgage loan sales.
Average deposits of $141.6 billion increased $18.4 billion, or 15%, from second quarter 2019, reflecting growth in money market accounts, demand deposits, checking with interest, and savings resulting from the impact of government stimulus as well as corporate clients building liquidity. These results were partially offset by a decline in term deposits. Average total borrowed funds of $12.0 billion decreased $1.3 billion from second quarter 2019, reflecting a decrease in long-term and short-term borrowed funds, resulting from deposit growth. Total borrowed funds costs of $66 million decreased $40 million from second quarter 2019. The total borrowed funds cost of 2.18% decreased 102 basis points from 3.20% in second quarter 2019 due to lower interest cost on long-term senior debt and FHLB borrowings.

Citizens Financial Group, Inc. | 16

The following table presents the major components of net interest income and net interest margin:

	Six Months Ended June 30,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$3,545	$6	0.36%	$1,362	$15	2.18%	$2,183	(182) bps
Taxable investment securities	25,259	277	2.24	25,379	330	2.60	(120)	(36)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	25,263	277	2.24	25,384	330	2.60	(121)	(36)
Commercial	46,797	829	3.50	41,659	931	4.44	5,138	(94)
Commercial real estate	14,208	245	3.40	13,325	331	4.94	883	(154)
Leases	2,454	34	2.79	2,809	40	2.87	(355)	(8)
Total commercial loans and leases	63,459	1,108	3.45	57,793	1,302	4.48	5,666	(103)
Residential mortgages	18,869	314	3.33	19,163	351	3.66	(294)	(33)
Home equity	12,889	263	4.10	13,913	363	5.27	(1,024)	(117)
Automobile	12,085	260	4.33	12,026	245	4.12	59	21
Education	10,897	294	5.42	9,153	271	5.98	1,744	(56)
Other retail	6,706	255	7.65	5,668	241	8.55	1,038	(90)
Total retail loans	61,446	1,386	4.53	59,923	1,471	4.94	1,523	(41)
Total loans and leases	124,905	2,494	3.98	117,716	2,773	4.72	7,189	(74)
Loans held for sale, at fair value	2,300	35	3.03	1,283	26	4.09	1,017	(106)
Other loans held for sale	655	16	4.45	175	6	6.41	480	(196)
Interest-earning assets	156,668	2,828	3.61	145,920	3,150	4.32	10,748	(71)
Allowance for loan and lease losses	(1,940)			(1,245)			(695)
Goodwill	7,048			7,029			19
Other noninterest-earning assets	11,709			9,251			2,458
Total assets	$173,485			$160,955			$12,530
Liabilities and Stockholders’ Equity:
Checking with interest	$25,462	$48	0.38%	$23,456	$109	0.94%	$2,006	(56)
Money market accounts	42,513	132	0.63	35,218	224	1.28	7,295	(65)
Regular savings	15,042	33	0.44	12,977	38	0.59	2,065	(15)
Term deposits	17,543	138	1.58	21,713	224	2.08	(4,170)	(50)
Total interest-bearing deposits	100,560	351	0.70	93,364	595	1.28	7,196	(58)
Short-term borrowed funds	433	1	0.64	781	6	1.61	(348)	(97)
Long-term borrowed funds	12,906	156	2.40	13,555	223	3.28	(649)	(88)
Total borrowed funds	13,339	157	2.35	14,336	229	3.19	(997)	(84)
Total interest-bearing liabilities	113,899	508	0.90	107,700	824	1.54	6,199	(64)
Demand deposits	33,553			28,426			5,127
Other liabilities	4,070			3,560			510
Total liabilities	151,522			139,686			11,836
Stockholders’ equity	21,963			21,269			694
Total liabilities and stockholders’ equity	$173,485			$160,955			$12,530
Interest rate spread			2.71%			2.78%		(7)
Net interest income and net interest margin		$2,320	2.98%		$2,326	3.22%		(24)
Net interest income and net interest margin, FTE(1)		$2,327	2.99%		$2,338	3.23%		(24)
Memo: Total deposits (interest-bearing and demand)	$134,113	$351	0.53%	$121,790	$595	0.98%	$12,323	(45) bps
(1) Net interest income and net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.
Year-To-Date Results:    Net interest income of $2.3 billion was stable with first half 2019, despite the lower rate and challenging yield-curve environment, given 7% growth in interest-earning assets.
Net interest margin of 2.98% decreased 24 basis points compared to 3.22% in the first half of 2019, as the impact of lower interest rates was partially offset by lower funding costs and improved deposit mix, as well as continued mix shift towards better-returning assets. Net interest margin on an FTE basis of 2.99% decreased 24 basis points compared to 3.23% in the first half of 2019. Average interest-earning asset yields of 3.61% decreased 71 basis points from 4.32% in the first half of 2019, while average interest-bearing liability costs of 0.90% decreased 64 basis points from 1.54% in the first half of 2019.

Citizens Financial Group, Inc. | 17

Average interest-earning assets of $156.7 billion increased $10.7 billion, or 7%, from the first half of 2019, driven by an $8.7 billion, or 7%, increase in average loans and leases and LHFS. Results reflected a $5.7 billion increase in average commercial loans and leases and a $1.5 billion increase in average retail loans. Commercial loan growth reflected strength in commercial and industrial loans and commercial real estate, and was driven by the impact of higher COVID-19-related line of credit utilization and PPP loans. Retail loan growth was driven by education and other retail, partially offset by lower home equity.
Average deposits of $134.1 billion increased $12.3 billion, or 10%, from the first half of 2019, reflecting growth in money market accounts, demand deposits, checking with interest and savings, partially offset by a decline in term deposits. Deposit growth reflected the impact of government stimulus as well as corporate clients building liquidity. Average total borrowed funds of $13.3 billion decreased $997 million from the first half of 2019, reflecting a decrease in long-term and short-term borrowed funds resulting from deposit growth. Total borrowed funds costs of $157 million decreased $72 million from the first half of 2019. The total borrowed funds cost of 2.35% decreased 84 basis points from 3.19% in the first half of 2019 due to lower interest cost on long-term senior debt and FHLB borrowings.
Noninterest Income
The following table presents the significant components of our noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Service charges and fees	$84	$126	($42)	(33%)	$202	$249	($47)	(19%)
Mortgage banking fees	276	62	214	NM	435	105	330	NM
Card fees	48	64	(16)	(25)	104	123	(19)	(15)
Capital markets fees	61	57	4	7	104	111	(7)	(6)
Trust and investment services fees	45	53	(8)	(15)	98	100	(2)	(2)
Foreign exchange and interest rate products	34	35	(1)	(3)	58	71	(13)	(18)
Letter of credit and loan fees	31	33	(2)	(6)	65	66	(1)	(2)
Securities gains, net	3	4	(1)	(25)	3	12	(9)	(75)
Other income (1)	8	28	(20)	(71)	18	53	(35)	(66)
Noninterest income	$590	$462	$128	28%	$1,087	$890	$197	22%
(1) Includes bank-owned life insurance income and other income for all periods presented, and net impairment losses recognized in earnings on available for sale debt securities for the 2019 periods presented.

Quarterly Results: Noninterest income increased $128 million from second quarter 2019, as results in mortgage banking fees and capital markets fees were partially offset by COVID-19 impacts on service charges and fees, card fees and trust and investment services fees. Mortgage banking fees of $276 million reflected increased origination volumes and improved gain on sale margins. Other income decreased from second quarter 2019 levels that reflected higher leasing income.
Year-To-Date Results: Noninterest income increased $197 million from the first half of 2019, as record results in mortgage banking fees resulting from higher refinancing activity caused by lower rates were partially offset by COVID-19 impacts on service charges and fees, card fees and trust and investment service fees. Mortgage banking fees of $435 million reflected increased origination volumes and improved gain on sale margins. The decline

Citizens Financial Group, Inc. | 18

in foreign exchange and interest rate products was primarily driven by a lower rate environment in 2020. Other income decreased from the first half of 2019 levels that included higher leasing income and higher gains related to asset dispositions and efficiency initiatives.
Noninterest Expense
The following table presents the significant components of our noninterest expense:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Salaries and employee benefits	$513	$507	$6	1%	$1,062	$1,016	$46	5%
Equipment and software expense	142	126	16	13	275	251	24	10
Outside services	131	118	13	11	266	228	38	17
Occupancy	82	82	—	—	166	165	1	1
Other operating expense	111	118	(7)	(6)	222	228	(6)	(3)
Noninterest expense	$979	$951	$28	3%	$1,991	$1,888	$103	5%
Quarterly Results: Noninterest expense increased $28 million and underlying noninterest expense of $960 million increased 2% from second quarter 2019. The results were due to higher equipment and software expense given continued investments in technology, as well as an increase in outside services, partially offset by lower other operating expense. Salaries and employee benefits expense was relatively stable.
Year-To-Date Results:    Noninterest expense increased $103 million, or 5%, from the first half of 2019, largely reflecting higher salaries and employee benefits given the impact of annual merit increases and revenue-based compensation tied to increased mortgage originations. Results also reflect higher equipment and software expense given continued investments in technology as well as higher outside services largely tied to growth initiatives. Underlying noninterest expense of $1.9 billion increased $63 million, or 3%.

Citizens Financial Group, Inc. | 19

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccruing Loans and Leases” for more information.
Quarterly Results: The provision for credit losses of $464 million includes a $317 million reserve build primarily associated with the impact of COVID-19 compared with $97 million in second quarter 2019. Net charge-offs of $147 million increased $41 million from the second quarter of 2019, driven primarily by an increase in commercial as well as a slight increase in retail.
Year-To-Date Results:    The provision for credit losses of $1.1 billion includes a $780 million reserve build primarily associated with COVID-19 compared with $182 million in first half 2019. Net charge-offs of $284 million increased $89 million from the first half of 2019, driven by a $58 million increase in commercial loan and lease net charge-offs, and a $31 million increase in retail.

Citizens Financial Group, Inc. | 20

Income Tax Expense
Quarterly Results: Income tax expense decreased $73 million from second quarter 2019. The effective income tax rate decreased to 17.7% from 21.9% in second quarter 2019, driven by increased benefit of tax advantaged investments on lower pre-tax income.
Year-To-Date Results: Income tax expense decreased $189 million from the first half of 2019. The effective income tax rate decreased to 18.5% from 22.1% in the first half of 2019, driven by the increased benefit of tax advantaged investments on lower pre-tax income.

Citizens Financial Group, Inc. | 21

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
Quarterly Results: The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 17 in Item 1 for further information.

	Consumer Banking		Commercial Banking
	Three Months Ended June 30,		Three Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net interest income	$814	$799	$419	$371
Noninterest income	428	277	144	149
Total revenue	1,242	1,076	563	520
Noninterest expense	735	715	213	217
Profit before provision for credit losses	507	361	350	303
Provision for credit losses	80	78	70	25
Income before income tax expense	427	283	280	278
Income tax expense	107	70	59	62
Net income	$320	$213	$221	$216
Average Balances:
Total assets	$71,634	$65,485	$65,280	$56,135
Total loans and leases(1)	68,205	62,678	62,011	54,653
Deposits	91,648	85,660	41,750	30,273
Interest-earning assets	68,256	62,731	62,422	54,950
(1) Includes LHFS.

Consumer Banking
Net interest income increased $15 million, or 2%, from the second quarter of 2019, driven by the benefit of a $5.5 billion increase in average loans led by growth in education and unsecured personal loans. The increase in average loans includes the $2.6 billion of average PPP loans. Noninterest income increased $151 million, or 55%, from the second quarter of 2019, driven by higher mortgage banking fees, partially offset by lower service charges and fees. Noninterest expense increased $20 million, or 3%, from the second quarter of 2019, reflecting higher salaries and benefits, and outside services. Provision for credit losses of $80 million increased $2 million, or 3%, remaining relatively stable.
Commercial Banking
Net interest income of $419 million increased $48 million, or 13%, from $371 million in the second quarter of 2019, primarily due to higher loan and deposit volume. Noninterest income of $144 million decreased $5 million, or 3%, from $149 million in the second quarter of 2019, driven by a decrease in capital markets syndication fees. Noninterest expense of $213 million decreased $4 million, or 2%, from $217 million in the second quarter of 2019, driven by lower salaries and employee benefits expenses. Provision for credit losses of $70 million increased $45 million from the second quarter of 2019, reflecting the impact of higher net charge-offs.

Citizens Financial Group, Inc. | 22

Year-To-Date Results: The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 17 in Item 1 for further information.

	Consumer Banking		Commercial Banking
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net interest income	$1,607	$1,587	$784	$743
Noninterest income	785	524	269	299
Total revenue	2,392	2,111	1,053	1,042
Noninterest expense	1,473	1,415	434	426
Profit before provision for credit losses	919	696	619	616
Provision for credit losses	177	145	113	46
Income before income tax expense	742	551	506	570
Income tax expense	186	136	106	127
Net income	$556	$415	$400	$443
Average Balances:
Total assets	$70,024	$65,247	$62,142	$55,884
Total loans and leases(1)	66,774	62,422	59,283	54,545
Deposits	88,438	84,123	37,647	30,050
Interest-earning assets	66,825	62,475	59,719	54,838
(1) Includes LHFS.
Consumer Banking
Net interest income increased $20 million, or 1%, from the first half of 2019, driven by the benefit of a $4.4 billion increase in average loans led by growth in education and unsecured personal loans and impacted by the PPP loans program. Noninterest income increased $261 million, or 50%, from the first half of 2019, driven by higher mortgage banking fees, partially offset by lower service charges and fees. Noninterest expense increased $58 million, or 4%, from the first half of 2019, reflecting higher salaries and benefits, and outside services. Provision for credit losses of $177 million increased $32 million, or 22%, reflecting the impact of higher net charge-offs.
Commercial Banking
Net interest income of $784 million increased $41 million, or 6%, from $743 million in the first half of 2019, primarily due to higher loan and deposit volume. Noninterest income of $269 million decreased $30 million, or 10%, from $299 million in the first half of 2019, driven by a decrease in foreign exchange and interest rate products and other income. Noninterest expense of $434 million increased $8 million, or 2%, from $426 million in the first half of 2019, driven by higher salaries and employee benefits expenses. Provision for credit losses of $113 million increased $67 million from the first half of 2019, reflecting the impact of higher net charge-offs.

Citizens Financial Group, Inc. | 23

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The following table presents our securities AFS and HTM:

	June 30, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$71	$71
State and political subdivisions	4	4	5	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,898	21,542	19,803	19,875
Other/non-agency	551	587	638	662
Total mortgage-backed securities, at fair value	21,449	22,129	20,441	20,537
Total debt securities available for sale, at fair value	$21,464	$22,144	$20,517	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,856	$3,009	$3,202	$3,242
Total debt securities held to maturity, at cost	$2,856	$3,009	$3,202	$3,242
Total debt securities available for sale and held to maturity	$24,320	$25,153	$23,719	$23,855
Equity securities, at fair value	$50	$50	$47	$47
Equity securities, at cost	607	607	807	807
Total equity securities	$657	$657	$854	$854

The fair value of the AFS debt securities portfolio of $22.1 billion at June 30, 2020 increased $1.5 billion from $20.6 billion at December 31, 2019 due to an increase of $948 million related to reinvestment timing and a $583 million increase in value due to lower long-term rates. The decline in the fair value of the HTM debt portfolio of $233 million was primarily attributable to portfolio runoff of $350 million, partially offset by an increase in fair value due to lower long-term rates. For further information, see Note 1.
As of June 30, 2020, the portfolio’s average effective duration was 2.1 years compared with 3.7 years as of December 31, 2019, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.
The securities portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 98% of the fair value of the debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2019 Form 10-K.

Citizens Financial Group, Inc. | 24

Loans and Leases
The following table presents our loans and leases in portfolio segments and classes:

(in millions)	June 30, 2020	December 31, 2019	Change	Percent
Commercial(1)	$48,017	$41,479	$6,538	16%
Commercial real estate	14,485	13,522	963	7
Leases	2,428	2,537	(109)	(4)
Total commercial loans and leases	64,930	57,538	7,392	13
Residential mortgages	19,245	19,083	162	1
Home equity	12,541	13,154	(613)	(5)
Automobile	12,028	12,120	(92)	(1)
Education	10,591	10,347	244	2
Other retail	6,378	6,846	(468)	(7)
Total retail loans	60,783	61,550	(767)	(1)
Total loans and leases(2)	$125,713	$119,088	$6,625	6%
(1) Includes PPP loans fully guaranteed by the SBA of $4.7 billion as of June 30, 2020.
(2) LHFS, at fair value of $3.6 billion and $1.9 billion at June 30, 2020 and December 31, 2019, respectively, and other LHFS of $1.4 billion at June 30, 2020 and December 31, 2019, are not included above.
Total loans and leases increased $6.6 billion from $119.1 billion as of December 31, 2019, due to a $7.4 billion increase in commercial loans, which was largely driven by $4.7 billion of PPP loans to small business customers (note that in Segment Results, most PPP loans are reflected in the Consumer Banking Segment in accordance with how they are managed) and the effect of increased commercial line of credit utilization given the impact of COVID-19 disruption. These increases were partially offset by a decrease in retail loans, due to run off in home equity products and mortgage loan sales. In addition, during the second quarter of 2020, we transferred $936 million of education loans to other LHFS in connection with balance sheet optimization strategies.
As of June 30, 2020, under our COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act as well as banking regulator interagency guidance, we have deferred payments on approximately $3.5 billion, or 6%, of our retail portfolio. Further, we are working proactively with our commercial customers seeking flexibility on loan terms and conditions. The vast majority of these retail deferrals or commercial modifications are not classified as TDRs.
Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses.”
The ACL of $2.5 billion as of June 30, 2020 included impacts from the adoption of CECL on January 1, 2020. This compared with the ACL of $1.3 billion as of December 31, 2019. For further information, see Note 4.
The ACL represented 2.01% of total loans and leases (2.09% of loans and leases excluding PPP loans), and 255% of nonaccrual loans and leases as of June 30, 2020 compared with 1.09% and 184%, as of December 31, 2019, respectively, and reflected the impact of CECL implementation and the $780 million CECL reserve build given the impact of COVID-19 disruption.
Nonaccruing loans and leases of $990 million as of June 30, 2020 increased $287 million, or 41%, from December 31, 2019, reflecting a $261 million increase in commercial nonaccruing loans and a $26 million increase in retail.
Second quarter 2020 net charge-offs of $147 million increased $41 million, or 39%, from $106 million in second quarter 2019. Second quarter 2020 annualized net charge-offs of 0.46% of average loans and leases were up 10 basis points from second quarter 2019. First half 2020 annualized net charge-offs of 0.46% of average loans and leases compared with 0.33% in first half 2019. First half of 2020 net charge-offs of $284 million increased $89 million from first half 2019, with a $58 million increase in commercial net charge-offs, reflecting several commercial losses largely unrelated to COVID-19, and a $31 million increase in retail net charge-offs, which may have been larger but for the likely favorable impact of stimulus and customer accommodation efforts.

Citizens Financial Group, Inc. | 25

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
As of June 30, 2020, nonaccruing commercial loans and leases of $506 million increased $261 million from $245 million as of December 31, 2019. Total commercial nonaccruing loans and leases were 0.8% and 0.4% of the total commercial loan and lease portfolio as of June 30, 2020 and December 31, 2019, respectively. Second quarter 2020 net charge-offs on commercial loan and leases of $71 million compared to $33 million in second quarter 2019. The annualized net charge-off rate of 0.42% increased 19 basis points from second quarter 2019. Total commercial loan and lease net charge-offs of $115 million for first half 2020 compared to net charge-offs of $57 million for first half of 2019. The commercial loan and lease portfolio’s annualized net charge-off rate of 0.37% for first half 2020 compared to a net charge-off rate of 0.20% for first half 2019.
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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	June 30, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial(1)	$43,859	$2,289	$1,498	$371	$48,017
Commercial real estate	13,449	601	374	61	14,485
Leases	2,316	18	16	78	2,428
Total commercial loans and leases	$59,624	$2,908	$1,888	$510	$64,930
(1) Includes $4.7 billion of PPP loans primarily designated as pass that are fully guaranteed by the SBA as of June 30, 2020.

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial loans and leases	$54,502	$1,778	$1,009	$249	$57,538
Total commercial criticized loans and leases of $5.3 billion, or 8.2% of total commercial loans and leases (8.5% adjusting for PPP loans), at June 30, 2020 increased $2.3 billion, or 75%, from December 31, 2019, and up $1.6 billion, or 42%, from March 31, 2020. These increases are largely due to COVID-19-related deterioration in certain industries including oil and gas, accommodation and food services, retail and hospitality, and transportation. Commercial real estate criticized loans totaled $1.0 billion, or 7.2%, of the commercial real estate portfolio and increased from $353 million, or 2.6%, as of December 31, 2019, due to the migration to criticized loans for a few sizable borrowers. Commercial real estate accounted for 20% of total criticized loans as of June 30, 2020, compared to 12% as of December 31, 2019.

Citizens Financial Group, Inc. | 26

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
The following tables present asset quality metrics for the retail loan portfolio:

	June 30, 2020	December 31, 2019
Average refreshed FICO for total portfolio	766	764
CLTV ratio for secured real estate(1)	60%	59%
Nonaccruing retail loans as a percentage of total retail	0.80	0.74
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2020	2019	Change		Percent	2020	2019	Change		Percent
Net charge-offs	$76	$73	$3		4%	$169	$138	$31		22%
Annualized net charge-off rate	0.50%	0.49%	1	bps		0.56%	0.47%	9	bps
Troubled Debt Restructurings
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provide that COVID-19-related modifications to retail and commercial loans that met certain eligibility criteria are exempt from classification as a TDR. Payment deferrals and forbearance plans entered into as a result of the COVID-19 pandemic were generally not considered TDRs.
As of June 30, 2020, $700 million of retail loans were classified as TDRs, compared with $667 million as of December 31, 2019. As of June 30, 2020, $152 million of retail TDRs were in nonaccrual status with 37% current with payments compared to $143 million in nonaccrual status with 38% current on payments at December 31, 2019. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated to estimate ACL, and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs see Note 5 in our 2019 Form 10-K.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	June 30, 2020
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$144	2.0%	3.8%	$46	$190
Home equity	240	1.4	2.0	81	321
Automobile	13	0.1	—	13	26
Education	122	0.5	0.3	9	131
Other retail	29	0.4	—	3	32
Total	$548	4.4%	6.1%	$152	$700

Citizens Financial Group, Inc. | 27

	December 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$113	3.8%	2.1%	$41	$154
Home equity	240	1.9	—	84	324
Automobile	13	0.2	—	8	21
Education	127	0.9	0.3	7	134
Other retail	31	0.6	—	3	34
Total	$524	7.4%	2.4%	$143	$667

Non-Core Assets

(in millions)	June 30, 2020	December 31, 2019	Change	Percent
Commercial	$21	$6	$15	250%
Commercial real estate	10	11	(1)	(9)
Leases	418	444	(26)	(6)
Total commercial loans and leases	449	461	(12)	(3)
Residential mortgages	82	91	(9)	(10)
Home equity	334	400	(66)	(17)
Education	153	166	(13)	(8)
Total retail loans	569	657	(88)	(13)
Total non-core loans and leases	1,018	1,118	(100)	(9)
Other assets	114	122	(8)	(7)
Total non-core assets	$1,132	$1,240	($108)	(9%)
Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.
Deposits
The following table presents the major components of our deposits:

(in millions)	June 30, 2020	December 31, 2019	Change	Percent
Demand	$40,545	$29,233	$11,312	39%
Checking with interest	27,200	24,840	2,360	10
Regular savings	16,665	13,779	2,886	21
Money market accounts	44,965	38,725	6,240	16
Term deposits	14,243	18,736	(4,493)	(24)
Total deposits	$143,618	$125,313	$18,305	15%

Total deposits as of June 30, 2020 increased $18.3 billion, or 15%, to $143.6 billion, from $125.3 billion as of December 31, 2019, reflecting the impact of government stimulus as well as corporate clients building liquidity. Citizens Access®, our digital platform, ended the quarter with $6.5 billion of deposits, up from $5.8 billion as of December 31, 2019.
Borrowed Funds
Total borrowed funds as of June 30, 2020 decreased $4.9 billion from December 31, 2019, driven by a $19 million and $4.8 billion decrease in short-term and long-term borrowed funds, respectively.

Citizens Financial Group, Inc. | 28

Long-term borrowed funds
The following table presents a summary of our long-term borrowed funds:

(in millions)	June 30, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022	349	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	744	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (1)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (1)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	753	750
2.550% senior unsecured notes, due May 2021	1,006	991
3.250% senior unsecured notes, due February 2022	723	711
1.144% floating-rate senior unsecured notes, due February 2022 (1)	299	299
1.170% floating-rate senior unsecured notes, due May 2022 (1)	250	250
2.650% senior unsecured notes, due May 2022	514	501
3.700% senior unsecured notes, due March 2023	533	515
1.256% floating-rate senior unsecured notes, due March 2023 (1)	249	249
2.250% senior unsecured notes, due April 2025	746	—
3.750% senior unsecured notes, due February 2026	558	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 1.599% weighted average rate, due through 2038	6	5,008
Other	37	18
Total long-term borrowed funds	$9,202	$14,047
(1) Rate disclosed reflects the floating rate as of June 30, 2020 or final floating rate, as applicable.
Long-term borrowed funds as of June 30, 2020 decreased $4.8 billion from December 31, 2019, reflecting a decrease of $5.0 billion in FHLB advances, which was partially offset by hedging adjustments. The reduction in FHLB advances was the result of deposit inflows. During the six month period ended June 30, 2020, $1.8 billion of CBNA long-term debt matured, which was offset by $750 million of new CBNA issuance and $1.0 billion of new issuance by the Parent Company.
The Parent Company’s long-term borrowed funds as of June 30, 2020 and December 31, 2019 included principal balances of $3.5 billion and $2.5 billion respectively, and unamortized deferred issuance costs and/or discounts of ($14) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of June 30, 2020 and December 31, 2019 included principal balances of $5.5 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($14) million and ($13) million, respectively, and hedging basis adjustments of $145 million and $50 million, respectively. See Note 9 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 8.
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

Citizens Financial Group, Inc. | 29

Tailoring of Prudential Requirements
    In October 2019, the FRB and the other federal banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the EGRRCPA amendments to the Dodd-Frank Act (“Tailoring Rules”). Under the Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. Category IV firms are also no longer required to submit resolution plans. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. We remain subject to the requirement to develop, maintain and submit an annual capital plan for review and approval by our Board of Directors (or one of its committees). On April 6, 2020, we submitted our 2020 Capital Plan to the FRB under the FRB’s 2020 CCAR process.
On March 4, 2020, the FRB finalized a stress capital buffer (“SCB”) requirement that integrates regulatory capital requirements with the results of the FRB’s supervisory stress tests by replacing the CCB of 2.5% with a dynamic SCB requirement, based on the projected losses under the supervisory severely adverse scenario of each firm subject to CCAR, subject to a floor of 2.5%. Under the SCB framework, the FRB will no longer object to capital plans on quantitative grounds and each firm will be required to maintain capital ratios above the sum of its minimum requirements and the SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. For Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test. The first SCB requirement becomes effective on October 1, 2020 and will apply to our capital actions through September 30, 2021.
    On June 29, 2020, we announced key aspects of our 2020 Capital Plan, which includes maintaining quarterly common dividends at the current level of $0.39 per share through the SCB window period ending third quarter 2021. We previously announced our intention to cease stock repurchases through December 31, 2020. We will continue to evaluate our distributions on a quarterly basis going forward. Our announcement followed the FRB’s publication on June 25, 2020 of the DFAST stress test results for the largest bank holding companies, the related CCAR exercise, and the FRB’s communication to us of its preliminary SCB requirement of 3.4%. As previously announced by way of our press release dated June 29, 2020, we elected the option to request reconsideration from the FRB of our 3.4% preliminary SCB. Unless otherwise determined by the FRB, each company will be provided with its final SCB requirement and confirmation of its final planned capital distributions by August 31, 2020.
The FRB has also implemented a restriction for third quarter 2020 that a bank’s quarterly common dividend may not be increased or exceed its average net income over the preceding four quarters regardless of its capital levels, and this limitation may be extended by the FRB quarter-by-quarter. In light of the uncertain macroeconomic environment, the FRB is also requiring large banks, like us, to update and resubmit their capital plans using new scenarios that the FRB will supply later this year. We will be required to resubmit our capital plan within 45 days after the FRB provides the new scenarios.
Many of the provisions of the Tailoring Rules and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The ultimate effects of the Tailoring Rules on our activities and us will be subject to any additional rule making issued by the FRB and other federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
For more information, see “Regulation and Supervision” and “—Capital and Regulatory Matters” in our 2019 Form 10-K.
Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. A CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above.
Effective for us on April 1, 2020, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of June 30, 2020, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.

Citizens Financial Group, Inc. | 30

On March 31, 2020, in response to the COVID-19 pandemic, the FRB and the other federal banking regulators issued an interim final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of June 30, 2020, $532 million of the capital benefit has been accumulated for application to the three-year transition period.
For additional discussion of the U.S. Basel III capital framework and its related application, see Regulation and Supervision” in our 2019 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	June 30, 2020		December 31, 2019		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$14,154	9.6%	$14,304	10.0%	7.0%
Tier 1 capital	16,119	10.9	15,874	11.1	8.5
Total capital	19,319	13.1	18,542	13.0	10.5
Tier 1 leverage	16,119	9.3	15,874	10.0	4.0
Risk-weighted assets	147,260		142,915
Quarterly adjusted average assets	174,017		158,782
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a CCB of 2.5%; N/A to Tier 1 leverage.
At June 30, 2020, our CET1 capital, tier 1 capital and total capital ratios were 9.6%, 10.9% and 13.1%, respectively, as compared with 10.0%, 11.1%, and 13.0%, respectively, as of December 31, 2019. The CET1 capital ratio decreased as $4.3 billion of risk-weighted asset (“RWA”) growth and the impact of the capital actions described in “—Capital Transactions” below were partially offset by net income for the six months ended June 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption. The tier 1 capital ratio decreased due to changes in CET1 capital and partially offset by the issuance of Series F preferred stock described in “—Capital Transactions” below. The total capital ratio increased as the changes in CET1 and tier 1 capital were more than offset by the net change in AACL attributable to CECL adoption and the modified transition amount. At June 30, 2020, our CET1 capital, tier 1 capital and total capital ratios were approximately 260 basis points, 240 basis points and 260 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.2 billion at June 30, 2020, a decrease of $150 million from $14.3 billion at December 31, 2019, largely driven by common share repurchases and dividends, partially offset by net income for the six months ended June 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption. Tier 1 capital at June 30, 2020 totaled $16.1 billion, reflecting a $245 million increase from $15.9 billion at December 31, 2019, driven by the issuance of Series F preferred stock, partially offset by changes in CET1 capital. Total capital of $19.3 billion at June 30, 2020, increased $777 million from December 31, 2019, driven by the changes in CET1 and Tier 1 capital and the net change in AACL attributable to the adoption of CECL and the modified transition amount.
RWA totaled $147.3 billion at June 30, 2020, based on U.S. Basel III Standardized rules, up $4.3 billion from December 31, 2019. This increase was driven by higher derivative valuations, increases in mortgages held for sale, education loans, commercial real estate loans, market risk RWA and MSR RWA, resulting from the finalization of the simplification rules which increased risk weight from 100% to 250%. These RWA increases were partially offset by lower high volatility commercial real estate loans.
As of June 30, 2020, the tier 1 leverage ratio was 9.3%, decreasing from 10.0% at December 31, 2019 driven by the $15.2 billion increase in quarterly adjusted average assets and higher tier 1 capital.

Citizens Financial Group, Inc. | 31

The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	June 30, 2020		December 31, 2019
Total common shareholders' equity	20,453		20,631
Exclusions:
Modified CECL transitional amount	532		—
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	(448)		(1)
Derivatives	(54)		(3)
Unamortized net periodic benefit costs	408		415
Deductions:
Goodwill	(7,050)		(7,044)
Deferred tax liability associated with goodwill	376		374
Other intangible assets	(63)		(68)
Total common equity tier 1	14,154		14,304
Qualifying preferred stock	1,965		1,570
Total tier 1 capital	16,119		15,874
Qualifying subordinated debt(1)	1,372		1,372
Allowance for credit losses	2,527		1,296
Exclusions from tier 2 capital:
Modified AACL transitional amount	(646)		—
Excess allowance for credit losses(2)	(53)		—
Adjusted allowance for credit losses	1,828		1,296
Total capital	$19,319	18,542	$18,542
(1) As of June 30, 2020 and December 31, 2019, the amount of non-qualifying subordinated debt excluded from regulatory capital was $268 million and $267 million, respectively.
(2) Excess allowance represents the amount excluded from Tier 2 capital that is in excess of 1.25% of risk weighted assets, excluding market risk.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2019 Form 10-K.
Capital Transactions
We completed the following capital actions during the six months ended June 30, 2020:

•	Issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock;

•	Declared and paid quarterly common stock dividends of $0.39 per share for first and second quarters of 2020, aggregating to $336 million;

•
Declared a semi-annual dividend of $27.50 per share in first quarter 2020 and a quarterly dividend of $13.48 per share in second quarter 2020 on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $10 million;

•	Declared a semi-annual dividend of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;

•
Declared quarterly dividends of $15.94 per share for first and second quarters of 2020 on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $10 million;

•
Declared quarterly dividends of $15.88 per share for first and second quarters of 2020 on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $10 million;

•	Declared quarterly dividends of $12.50 per share for first and second quarters of 2020 on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $11 million; and

•	Repurchased $270 million of our outstanding common stock.

Citizens Financial Group, Inc. | 32

Banking Subsidiary’s Capital
The following table presents CBNA’s capital ratios under U.S. Basel III Standardized rules:

	June 30, 2020		December 31, 2019
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,806	10.7%	$15,610	11.0%
Tier 1 capital	15,806	10.7	15,610	11.0
Total capital	18,757	12.8	17,937	12.6
Tier 1 leverage	15,806	9.1	15,610	9.9
Risk-weighted assets	147,067		142,555
Quarterly adjusted average assets	173,610		158,391
CBNA’s CET1 and tier 1 capital totaled $15.8 billion at June 30, 2020, up $196 million from $15.6 billion at December 31, 2019. The increase was primarily driven by net income for the six months ended June 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption, partially offset by dividends paid to the Parent Company. Total capital was $18.8 billion at June 30, 2020, an increase of $820 million from $17.9 billion at December 31, 2019, driven by the change in CET1 capital and net change in AACL attributable to the adoption of CECL and the modified transition amount.
CBNA’s RWA totaled $147.1 billion at June 30, 2020, up $4.5 billion from December 31, 2019, driven by higher derivative valuations, increases in mortgages held for sale, education loans, commercial real estate loans, market risk RWA and MSR RWA given the finalization of the simplification rules which increased the MSR risk weight from 100% to 250%. These RWA increases were partially offset by lower high volatility commercial real estate loans.
As of June 30, 2020, CBNA’s tier 1 leverage ratio decreased to 9.1% from 9.9% at December 31, 2019, driven by the $15.2 billion increase in quarterly adjusted average assets and higher tier 1 capital.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity (consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity). Separately, we also identify and manage asset liquidity as a subset of contingent liquidity (consisting of cash balances at the FRB and unencumbered high-quality securities). We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
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
During the six months ended June 30, 2020, the Parent Company completed the following transactions:

•	Issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on June 4, 2020;

•	Issued $750 million in ten-year 3.250% fixed-rate senior notes on April 30, 2020; and

•	Issued $300 million in ten-year 2.500% fixed-rate senior notes on February 6, 2020.
During the three months ended June 30, 2020 and 2019, the Parent Company declared dividends on common stock of $168 million and $148 million, respectively, and declared dividends on preferred stock of $28 million and

Citizens Financial Group, Inc. | 33

$18 million, respectively. During the six months ended June 30, 2020 and 2019, the Parent Company declared dividends on common stock of $336 million and $297 million, respectively, and declared dividends on preferred stock of $50 million and $33 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.5 billion as of June 30, 2020 compared with $1.4 billion as of December 31, 2019. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At June 30, 2020, the Parent Company’s double-leverage ratio was 99.2%.
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
On April 30, 2020, CBNA issued $750 million in five-year 2.250% fixed-rate senior notes.
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
Factors Affecting Liquidity
Given the composition of assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by such events as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by the GNMA, FNMA and the FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as a lender in systemic stress.
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

Citizens Financial Group, Inc. | 34

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s and Fitch. The following table presents our credit ratings:

June 30, 2020
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At June 30, 2020, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
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
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2020 total available liquidity was $68.2 billion, comprised of:

•	$6.4 billion in cash (defined as cash balance held at the FRB);

•	$20.2 billion in unencumbered high-quality liquid securities;

•	$13.0 billion in unused FHLB capacity; and

•	$28.6 billion in available discount window capacity (defined as available total borrowing capacity from the FRB based on identified non-mortgage commercial and retail loans collateral).
Core deposits continued to be our primary source of funding and our consolidated period end loans-to-deposits ratio, which excludes LHFS, was 87.5%. The LDR included $4.7 billion of PPP loans elevating the LDR by 320 basis points as of June 30, 2020.

Citizens Financial Group, Inc. | 35

For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2020 and 2019, see the Consolidated Statements of Cash Flows.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:

•
Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities, available and secured FHLB borrowing capacity, available discount window capacity, and undrawn capacity at the PPP Liquidity Facility;

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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 12.

(in millions)	June 30, 2020	December 31, 2019	Change	Percent
Commitments to extend credit	$69,015	$72,743	($3,728)	(5%)
Letters of credit	2,073	2,190	(117)	(5)
Risk participation agreements	109	37	72	195
Loans sold with recourse	48	37	11	30
Marketing rights	31	33	(2)	(6)
Total	$71,276	$75,040	($3,764)	(5%)
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

Citizens Financial Group, Inc. | 36

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
The ACL may also be affected materially by a variety of qualitative factors that we consider to reflect our current judgment of various events and risks that are not measured in our statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed by multiple alternative scenarios to support the period-end ACL balance. We recognize that this approach may not be suitable in certain economic environments and differing analysis may be requested at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events could lead to revision of reserves to reflect management’s best estimate of expected credit losses.
The measurement process results in specific or pooled allowances for loans, leases and unfunded lending commitments, and qualitative allowances that are judgmentally determined and applied across the portfolio.
There are certain loan portfolios that may not need an econometric model to enable us to calculate management’s best estimate of the expected credit losses. Less data intensive, non-modeled approaches to estimating losses are considered more efficient and practical for portfolios that have lower levels of outstanding balances (e.g., runoff or closed portfolios, and new products or products that are not significant to our overall credit risk exposure).
The ACL is established in accordance with our credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ACL each quarter, together with our risk management team. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ACL.
The ACL as of June 30, 2020 as compared to January 1, 2020 continues to be driven by the COVID-19 pandemic and the resulting economic impacts, with a total reserve build of $780 million and an ending balance of $2.5 billion.
To determine the ACL as of June 30, 2020, we utilized the Moody’s May 13 Baseline scenario to integrate the effects of COVID-19 in our loss estimates. The scenario reflected a second quarter 2020 decline in GDP of approximately 33%, peak unemployment of approximately 15% and a gradual recovery in the second half of 2020. The scenario also reflected that the 2020 year ended with a cumulative decline in Real GDP of 7% and an unemployment rate of 9%. This scenario was more severe than the one used in the first quarter 2020. The first quarter scenario had Real GDP down approximately 18% and peak unemployment of approximately 9%. This scenario also reflected year ending cumulative decline in Real GDP of 2.5% and an unemployment rate of 6.5%. Estimated losses were adjusted based upon an analysis of our retail customer’s ability to make loan payments, government actions such as the CARES act, and our own customer assistance actions.

Citizens Financial Group, Inc. | 37

To provide context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.5 billion represents 38% of the $6.7 billion of nine-quarter losses projected in the Federal Reserve run 2020 DFAST Supervisory Severely Adverse scenario (the “DFAST scenario”), which forecasted more protracted unemployment and GDP declines.
Comparatively, our ACL represents 52% of the $4.9 billion of projected losses in the Company run DFAST scenario. Losses under the Company run DFAST scenario are lower than the Federal Reserve run scenario due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. In addition, both DFAST scenarios include incremental losses associated with an assumption that balance sheet levels remain flat due to loan originations post-June 30, 2020. In contrast, our June 30, 2020 ACL balance considers only existing loans and lines of credit as of the reporting date.
It is difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. Further, the variables and inputs may be idiosyncratically affected by existing or future monetary and fiscal stimulus programs and forbearance and other customer accommodation efforts. Nevertheless, changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace and vigor of the expected recovery is worse than expected, further building of our ACL could be required.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 and Note 4 .
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

Citizens Financial Group, Inc. | 38

The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within net interest income sensitivity limits. This analysis would typically include 100 basis point shock and gradual decreases; however, the table has been changed to 25 basis points due to the current low interest rate environment.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2020	December 31, 2019
Instantaneous Change in Interest Rates
+200	14.3%	6.9%
+100	8.1	3.6
-25	(1.0)	(1.3)
Gradual Change in Interest Rates
+200	7.1	3.2
+100	3.6	1.5
-25	(0.7)	(0.5)
Asset sensitivity against a 200 basis point gradual increase in rates was 7.1% at June 30, 2020, compared with 3.2% at December 31, 2019. This increase in asset sensitivity is recognition of the current level of historically low interest rates and is consistent with our positioning in prior periods of policy rates between zero and 25 basis points. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

	June 30, 2020					December 31, 2019
			Weighted Average					Weighted Average
(dollars in millions)	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM	$17,600	($1)	1.2	1.7%	0.2%	$19,350	($2)	1.5	1.7%	1.7%
Fair value - receive-fixed/pay-variable - conventional debt	3,950	—	1.8	2.0	0.5	4,650	(1)	2.0	2.0	1.9
Cash flow - pay-fixed/receive-variable - conventional ALM(1)	4,750	1	4.2	0.2	1.4	3,000	2	4.5	1.7	1.7
Fair value - pay-fixed/receive-variable - conventional ALM(2)	2,000	1	4.2	0.2	1.5	2,846	2	4.5	1.8	1.8
Total portfolio swaps	$28,300	$1	2.0	1.4%	0.5%	$29,846	$1	2.2	1.8%	1.8%

(1) Includes $1.8 billion of forward starting pay-fixed interest rate swaps.
(2) Certain fair value hedges have been designated as a last-of-layer hedge, which affords us the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar pre-payable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. As of June 30, 2020, the notional and fair value of these hedges was $2.0 billion and $1 million, respectively.

Citizens Financial Group, Inc. | 39

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
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of June 30, 2020 and December 31, 2019, the fair value of MSRs was $568 million and $642 million, respectively, and the total notional amount of related derivative contracts was $17.6 billion and $8.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
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
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk, and do qualify, as “covered positions.” For the three months ended June 30, 2020, we were subject to the reporting threshold under the Market Risk Rule, which resulted in the inclusion of $1.1 billion of calculated risk-weighted assets. However, for the three months ended June 30, 2019, we were not subject to the reporting threshold. As a result, $634 million of calculated market risk-weighted assets as of June 30, 2019 was not included in our risk-weighted assets and our covered trading activities were risk-weighted under U.S. Basel III Standardized credit risk rules. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Citizens Financial Group, Inc. | 40

The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$2	$5	$1	$1	$—	$1	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	13	8	15	4	5	4	5	3
Commodity	—	—	—	—	—	—	—	—
General VaR	12	11	13	9	5	4	5	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$12	$11	$13	$9	$5	$4	$5	$3
Stressed General VaR	$14	$13	$15	$11	$13	$9	$13	$7
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$14	$13	$15	$11	$13	$9	$13	$7
Market Risk Regulatory Capital	$73				$37
Specific Risk Not Modeled Add-on	13				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$86				$51
Market Risk-Weighted Assets	$1,078				634
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$1,078				$—
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

Citizens Financial Group, Inc. | 41

The magnitude of the financial markets sudden dislocation caused by the COVID-19 pandemic resulted in several backtesting exceptions during first quarter 2020. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2020.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 42

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our Underlying results used throughout the MD&A:

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2020	2019	2020	2019
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,750	$1,628	$3,407	$3,216
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	B	$1,750	$1,628	$3,407	$3,216
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$979	$951	$1,991	$1,888
Less: Notable items		19	7	52	12
Noninterest expense, Underlying (non-GAAP)	D	$960	$944	$1,939	$1,876
Pre-provision profit:
Total revenue (GAAP)	A	$1,750	$1,628	$3,407	$3,216
Less: Noninterest expense (GAAP)	B	979	951	1,991	1,888
Pre-provision profit (GAAP)		$771	$677	$1,416	$1,328
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,750	$1,628	$3,407	$3,216
Less: Noninterest expense, Underlying (non-GAAP)	D	960	944	1,939	1,876
Pre-provision profit, Underlying (non-GAAP)		$790	$684	$1,468	$1,340
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$307	$580	$352	$1,146
Less: Expense before income tax benefit related to notable items		(19)	(7)	(52)	(12)
Income before income tax expense, Underlying (non-GAAP)	F	$326	$587	$404	$1,158
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$54	$127	$65	$254
Less: Income tax benefit related to notable items		(9)	(2)	(17)	(3)
Income tax expense, Underlying (non-GAAP)	H	$63	$129	$82	$257
Effective income tax rate (GAAP)	G/E	17.69%	21.86%	18.51%	22.14%
Effective income tax rate, Underlying (non-GAAP)	H/F	19.36	21.89	20.36	22.16
Net income, Underlying:
Net income (GAAP)	I	$253	$453	$287	$892
Add: Notable items, net of income tax benefit		10	5	35	9
Net income, Underlying (non-GAAP)	J	$263	$458	$322	$901
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	225	435	$237	$859
Add: Notable items, net of income tax benefit		10	5	35	9
Net income available to common stockholders, Underlying (non-GAAP)	L	$235	$440	$272	$868
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,446	$20,420	$20,335	$20,182
Return on average common equity	K/M	4.44%	8.54%	2.35%	8.58%
Return on average common equity, Underlying (non-GAAP)	L/M	4.63	8.63	2.69	8.67

Citizens Financial Group, Inc. | 43

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2020	2019	2020	2019
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,446	$20,420	$20,335	$20,182
Less: Average goodwill (GAAP)		7,050	7,040	7,048	7,029
Less: Average other intangibles (GAAP)		65	80	66	69
Add: Average deferred tax liabilities related to goodwill (GAAP)		375	370	374	369
Average tangible common equity	N	$13,706	$13,670	$13,595	$13,453
Return on average tangible common equity	K/N	6.62%	12.75%	3.51%	12.87%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	6.90	12.89	4.03	13.00
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$179,793	$161,489	$173,485	$160,955
Return on average total assets	I/O	0.57%	1.13%	0.33%	1.12%
Return on average total assets, Underlying (non-GAAP)	J/O	0.59	1.14	0.37	1.13
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$179,793	$161,489	$173,485	$160,955
Less: Average goodwill (GAAP)		7,050	7,040	7,048	7,029
Less: Average other intangibles (GAAP)		65	80	66	69
Add: Average deferred tax liabilities related to goodwill (GAAP)		375	370	374	369
Average tangible assets	P	$173,053	$154,739	$166,745	$154,226
Return on average total tangible assets	I/P	0.59%	1.17%	0.35%	1.17%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	0.61	1.19	0.39	1.18
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	55.91%	58.41%	58.43%	58.70%
Efficiency ratio, Underlying (non-GAAP)	D/B	54.85	58.02	56.91	58.34
Operating leverage and operating leverage, Underlying:
Increase in total revenue		7.49%	7.81%	5.94%	8.25%
Increase in noninterest expense		2.89	8.66	5.46	7.39
Operating leverage		4.60%	(0.85)%	0.48%	0.86%
Increase in total revenue, Underlying (non-GAAP)		7.49%	7.81%	5.94%	8.25%
Increase in noninterest expense, Underlying (non-GAAP)		1.62	7.93	3.34	6.73
Operating leverage, Underlying (non-GAAP)		5.87%	(0.12)%	2.60%	1.52%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	426,824,594	457,903,826	426,824,594	457,903,826
Common stockholders' equity (GAAP)		$20,453	$20,884	$20,453	$20,884
Less: Goodwill (GAAP)		7,050	7,040	7,050	7,040
Less: Other intangible assets (GAAP)		63	74	63	74
Add: Deferred tax liabilities related to goodwill (GAAP)		376	371	376	371
Tangible common equity	R	$13,716	$14,141	$13,716	$14,141
Tangible book value per common share	R/Q	$32.13	$30.88	$32.13	$30.88
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	426,613,053	458,154,335	427,165,737	459,426,685
Average common shares outstanding - diluted (GAAP)	T	427,566,920	459,304,224	428,292,580	460,857,535
Net income per average common share - basic (GAAP)	K/S	$0.53	$0.95	$0.56	$1.87
Net income per average common share - diluted (GAAP)	K/T	0.53	0.95	0.55	1.86
Net income per average common share - basic, Underlying (non-GAAP)	L/S	0.55	0.96	0.64	1.89
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	0.55	0.96	0.64	1.88
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.32	$0.78	$0.64
Dividend payout ratio	U/(K/S)	74%	34%	140%	34%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	71	33	122	34

Citizens Financial Group, Inc. | 44

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

(in millions, except share, per share and ratio data)	Ref.	June 30, 2020	December 31, 2019
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$125,713	$119,088
Less: PPP loans		4,679	—
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$121,034	$119,088
Allowance for credit losses (GAAP)	C	$2,527	$1,296
Allowance for credit losses to total loans and leases (GAAP)	C/A	2.01%	1.09%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	2.09%	1.09%
Criticized commercial loans and leases to total commercial loans and leases, excluding the impact of PPP loans:
Total commercial loans and leases (GAAP)	D	$64,930	$57,538
Less: PPP loans		4,679	—
Total commercial loans and leases, excluding the impact of PPP loans (non-GAAP)	E	$60,251	$57,538
Total criticized commercial loans and leases (GAAP)	F	$5,306	$3,036
Less: PPP loans		200	—
Total criticized commercial loans and leases, excluding the impact of PPP loans (non-GAAP)	G	$5,106	$3,036
Criticized commercial loans and leases to total commercial loans and leases (GAAP)	F/D	8.2%	5.3%
Criticized commercial loans and leases to total commercial loans and leases, excluding the impact of PPP loans (non-GAAP)	G/E	8.5%	5.3%

Citizens Financial Group, Inc. | 45

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 46

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$1,088	$1,175
Interest-bearing cash and due from banks	6,358	2,211
Interest-bearing deposits in banks	475	297
Debt securities available for sale, at fair value (including $688 and $359 pledged to creditors, respectively)(1)	22,144	20,613
Debt securities held to maturity (fair value of $3,009 and $3,242 respectively, and including $172 and $249 pledged to creditors, respectively)(1)	2,856	3,202
Equity investment securities, at fair value	50	47
Equity investment securities, at cost	607	807
Loans held for sale, at fair value	3,631	1,946
Other loans held for sale	1,362	1,384
Loans and leases	125,713	119,088
Less: Allowance for loan and lease losses	(2,448)	(1,252)
Net loans and leases	123,265	117,836
Derivative assets	2,069	807
Premises and equipment, net	751	761
Bank-owned life insurance	1,739	1,725
Goodwill	7,050	7,044
Due from broker	51	—
Other assets	6,378	5,878
TOTAL ASSETS	$179,874	$165,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$40,545	$29,233
Interest-bearing	103,073	96,080
Total deposits	143,618	125,313
Short-term borrowed funds	255	274
Derivative liabilities	198	120
Deferred taxes, net	709	866
Long-term borrowed funds	9,202	14,047
Due to broker	155	—
Other liabilities	3,319	2,912
TOTAL LIABILITIES	157,456	143,532
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
$25.00 par value,100,000,000 shares authorized; 2,000,000 and 1,600,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,965	1,570
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 569,490,896 shares issued and 426,824,594 shares outstanding at June 30, 2020 and 568,238,730 shares issued and 433,121,083 shares outstanding at December 31, 2019	6	6
Additional paid-in capital	18,908	18,891
Retained earnings	6,068	6,498
Treasury stock, at cost, 142,666,302 and 135,117,647 shares at June 30, 2020 and December 31, 2019, respectively	(4,623)	(4,353)
Accumulated other comprehensive income (loss)	94	(411)
TOTAL STOCKHOLDERS’ EQUITY	$22,418	$22,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,874	$165,733
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 47

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans and leases	$1,192	$1,392	$2,494	$2,773
Interest and fees on loans held for sale, at fair value	20	15	35	26
Interest and fees on other loans held for sale	7	2	16	6
Investment securities	130	164	277	330
Interest-bearing deposits in banks	1	7	6	15
Total interest income	1,350	1,580	2,828	3,150
INTEREST EXPENSE:
Deposits	124	308	351	595
Short-term borrowed funds	—	4	1	6
Long-term borrowed funds	66	102	156	223
Total interest expense	190	414	508	824
Net interest income	1,160	1,166	2,320	2,326
Provision for credit losses	464	97	1,064	182
Net interest income after provision for credit losses	696	1,069	1,256	2,144
NONINTEREST INCOME:
Service charges and fees	84	126	202	249
Mortgage banking fees	276	62	435	105
Card fees	48	64	104	123
Capital markets fees	61	57	104	111
Trust and investment services fees	45	53	98	100
Foreign exchange and interest rate products	34	35	58	71
Letter of credit and loan fees	31	33	65	66
Securities gains, net	3	4	3	12
Net impairment losses recognized in earnings on debt securities	—	—	—	(1)
Other income	8	28	18	54
Total noninterest income	590	462	1,087	890
NONINTEREST EXPENSE:
Salaries and employee benefits	513	507	1,062	1,016
Equipment and software expense	142	126	275	251
Outside services	131	118	266	228
Occupancy	82	82	166	165
Other operating expense	111	118	222	228
Total noninterest expense	979	951	1,991	1,888
Income before income tax expense	307	580	352	1,146
Income tax expense	54	127	65	254
NET INCOME	$253	$453	$287	$892
Net income available to common stockholders	$225	$435	$237	$859
Weighted-average common shares outstanding:
Basic	426,613,053	458,154,335	427,165,737	459,426,685
Diluted	427,566,920	459,304,224	428,292,580	460,857,535
Per common share information:
Basic earnings	$0.53	$0.95	$0.56	$1.87
Diluted earnings	0.53	0.95	0.55	1.86

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$253	$453	$287	$892
Other comprehensive income (loss):
Net unrealized derivative instruments (losses) gains arising during the periods, net of income taxes of ($3), $23, $30 and $36, respectively	(8)	68	88	107
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($11), $4, ($12) and $9, respectively	(34)	15	(37)	30
Net unrealized debt securities gains arising during the periods, net of income taxes of $16, $72, $145 and $152, respectively	49	221	449	467
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, $0, $0 and $0, respectively	—	1	—	1
Reclassification of net debt securities gains to net income, net of income taxes of ($1), ($1), ($1) and ($3), respectively	(2)	(3)	(2)	(8)
Amortization of actuarial loss, net of income taxes of $0, $1, $1 and $3, respectively	4	3	7	6
Total other comprehensive income, net of income taxes	9	305	505	603
Total comprehensive income	$262	$758	$792	$1,495

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 49

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2019	1	$1,132	461	$6	$18,847	$5,672	($3,333)	($793)	$21,531
Dividends to common stockholders	—	—	—	—	—	(148)	—	—	(148)
Dividends to preferred stockholders	—	—	—	—	—	(18)	—	—	(18)
Preferred stock issued	—	1	—	—	—	—	—	—	1
Treasury stock purchased	—	—	(3)	—	—	—	(120)	—	(120)
Share-based compensation plans	—	—	—	—	9	—	—	—	9
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	453	—	—	453
Other comprehensive loss	—	—	—	—	—	—	—	305	305
Total comprehensive income	—	—	—	—	—	453	—	305	758
Balance at June 30, 2019	1	$1,133	458	$6	$18,860	$5,959	($3,453)	($488)	$22,017
Balance at April 1, 2020	2	$1,570	427	$6	$18,901	$6,011	($4,623)	$85	$21,950
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(28)	—	—	(28)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	—	—	—	—	—	—	—
Share-based compensation plans	—	—	—	—	1	—	—	—	1
Employee stock purchase plan shares purchased	—	—	—	—	6	—	—	—	6
Total comprehensive income:
Net income	—	—	—	—	—	253	—	—	253
Other comprehensive income	—	—	—	—	—	—	—	9	9
Total comprehensive income	—	—	—	—	—	253	—	9	262
Balance at June 30, 2020	2	$1,965	427	$6	$18,908	$6,068	($4,623)	$94	$22,418
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 50

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(297)	—	—	(297)
Dividends to preferred stockholders	—	—	—	—	—	(33)	—	—	(33)
Preferred stock issued	—	293	—	—	—	—	—	—	293
Treasury stock purchased	—	—	(9)	—	—	—	(320)	—	(320)
Share-based compensation plans	—	—	1	—	37	—	—	—	37
Employee stock purchase plan shares purchased	—	—	—	—	8	—	—	—	8
Cumulative effect of change in accounting principle	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	892	—	—	892
Other comprehensive income	—	—	—	—	—	—	—	603	603
Total comprehensive income	—	—	—	—	—	892	—	603	1,495
Balance at June 30, 2019	1	$1,133	458	$6	$18,860	$5,959	($3,453)	($488)	$22,017
Balance at January 1, 2020	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(336)	—	—	(336)
Dividends to preferred stockholders	—	—	—	—	—	(50)	—	—	(50)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	7	—	—	—	7
Employee stock purchase plan shares purchased	—	—	—	—	10	—	—	—	10
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income:
Net income	—	—	—	—	—	287	—	—	287
Other comprehensive income	—	—	—	—	—	—	—	505	505
Total comprehensive income	—	—	—	—	—	287	—	505	792
Balance at June 30, 2020	2	$1,965	427	$6	$18,908	$6,068	($4,623)	$94	$22,418

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 51

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net income	$287	$892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,064	182
Net change in loans held for sale	(737)	(471)
Depreciation, amortization and accretion	310	270
Amortization of intangibles	6	5
Deferred income taxes	(208)	(10)
Share-based compensation	23	32
Net gain on sales of:
Debt securities	(3)	(16)
Premises and equipment	—	(7)
Increase in other assets	(2,454)	(221)
Increase (decrease) in other liabilities	299	(79)
Net cash (used in) provided by operating activities	(1,413)	577
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(3,308)	(3,502)
Proceeds from maturities and paydowns of debt securities available for sale	2,521	1,625
Proceeds from sales of debt securities available for sale	—	1,250
Proceeds from maturities and paydowns of debt securities held to maturity	349	171
Net (increase) decrease in equity securities, at fair value	(3)	134
Net decrease in equity securities, at cost	200	128
Net increase in interest-bearing deposits in banks	(178)	(38)
Acquisitions, net of cash acquired	(3)	(129)
Net increase in loans and leases	(7,014)	(806)
Capital expenditures, net	(53)	(10)
Other	(110)	(111)
Net cash used in investing activities	(7,599)	(1,288)
FINANCING ACTIVITIES
Net increase in deposits	18,305	4,429
Net (decrease) increase in short-term borrowed funds	(18)	123
Proceeds from issuance of long-term borrowed funds	8,309	4,500
Repayments of long-term borrowed funds	(13,253)	(9,005)
Treasury stock purchased	(270)	(320)
Net proceeds from issuance of preferred stock	395	293
Dividends declared and paid to common stockholders	(336)	(297)
Dividends declared and paid to preferred stockholders	(45)	(30)
Payments of employee tax withholding for share-based compensation	(15)	(21)
Net cash provided by (used in) financing activities	13,072	(328)
Increase (decrease) in cash and cash equivalents (1)	4,060	(1,039)
Cash and cash equivalents at beginning of period (1)	3,386	4,074
Cash and cash equivalents at end of period (1)	$7,446	$3,035

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes presented in this document of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes presented in this document should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2019 Form 10-K. The Company’s principal business activity is banking, conducted through its banking subsidiary, CBNA.
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

Citizens Financial Group, Inc. | 53

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

Citizens Financial Group, Inc. | 54

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

•
Adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$71	$—	$—	$71
State and political subdivisions	4	—	—	4	5	—	—	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,898	648	(4)	21,542	19,803	143	(71)	19,875
Other/non-agency	551	36	—	587	638	24	—	662
Total mortgage-backed securities, at fair value	21,449	684	(4)	22,129	20,441	167	(71)	20,537
Total debt securities available for sale, at fair value	$21,464	$684	($4)	$22,144	$20,517	$167	($71)	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,856	$153	$—	$3,009	$3,202	$45	($5)	$3,242
Total debt securities held to maturity, at cost	$2,856	$153	$—	$3,009	$3,202	$45	($5)	$3,242
Money market mutual fund investments	$50	$—	$—	$50	$47	$—	$—	$47
Total equity securities, at fair value	$50	$—	$—	$50	$47	$—	$—	$47
Federal Reserve Bank stock	$577	$—	$—	$577	$577	$—	$—	$577
Federal Home Loan Bank stock	22	—	—	22	222	—	—	222
Other equity securities	8	—	—	8	8	—	—	8
Total equity securities, at cost	$607	$—	$—	$607	$807	$—	$—	$807

Accrued interest receivable on debt securities totaled $58 million as of June 30, 2020 and December 31, 2019, and is included in other assets on the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 55

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2020
	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	169	1,575	19,150	20,898
Other/non-agency	—	—	—	551	551
Total debt securities available for sale	15	169	1,575	19,705	21,464
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,856	2,856
Total debt securities held to maturity	—	—	—	2,856	2,856
Total amortized cost of debt securities	$15	$169	$1,575	$22,561	$24,320

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	176	1,631	19,731	21,542
Other/non-agency	—	—	—	587	587
Total debt securities available for sale	15	176	1,631	20,322	22,144
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	3,009	3,009
Total debt securities held to maturity	—	—	—	3,009	3,009
Total fair value of debt securities	$15	$176	$1,631	$23,331	$25,153

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $130 million and $164 million for the three months ended June 30, 2020 and 2019, respectively and $277 million and $330 million for the six months ended June 30, 2020 and 2019, respectively.
The following table presents realized gains and losses on securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gains on sale of debt securities(1)	$3	$8	$3	$16
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$3	$8	$3	$16

(1) For the three and six months ended June 30, 2019, $4 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statement of Operations as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

Citizens Financial Group, Inc. | 56

The following table presents the amortized cost and fair value of debt securities pledged:

	June 30, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$242	$251	$265	$266
Pledged against FHLB borrowed funds	548	587	638	662
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,861	3,998	3,670	3,672

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of June 30, 2020 or December 31, 2019. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information, see Note 9.
There were no securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2020. Securitizations of mortgage loans retained in the investment portfolio were $13 million for the three months ended June 30, 2019, and $44 million for the six months ended June 30, 2019. These securitizations include a substantive guarantee by a third party. In 2019, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
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
The credit-related portion of impairment is recognized in current period earnings as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible. The Company has evaluated any AFS securities in an unrealized loss position at June 30, 2020 and concluded that all unrealized losses are due to non-credit related factors. As such, the Company does not have an allowance for AFS securities as of June 30, 2020.

Citizens Financial Group, Inc. | 57

The following table presents AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$851	($4)	$—	$—	$851	($4)

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

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of June 30, 2020. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities will not impact their recorded cost bases.
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
The following table presents the Company’s loans and leases disclosed in portfolio segments and classes:

(in millions)	June 30, 2020	December 31, 2019
Commercial(1)(2)	$48,017	$41,479
Commercial real estate	14,485	13,522
Leases	2,428	2,537
Total commercial loans and leases	64,930	57,538
Residential mortgages	19,245	19,083
Home equity	12,541	13,154
Automobile	12,028	12,120
Education	10,591	10,347
Other retail	6,378	6,846
Total retail loans(3)	60,783	61,550
Total loans and leases(4)	$125,713	$119,088

(1) Includes PPP loans fully guaranteed by the SBA of $4.7 billion as of June 30, 2020.
(2) SBA loans serviced for others of $45 million and $33 million at June 30, 2020 and December 31, 2019, respectively, are not included above. These loans represent the government guaranteed portion of SBA loans sold to outside investors.
(3) Mortgage loans serviced for others of $79.9 billion and $77.5 billion at June 30, 2020 and December 31, 2019, respectively, are not included above.
(4)  LHFS, at fair value of $3.6 billion and $1.9 billion at June 30, 2020 and December 31, 2019, respectively, and other LHFS of $1.4 billion at June 30, 2020 and December 31, 2019, are not included above.

Citizens Financial Group, Inc. | 58

Accrued interest receivable on loans and leases held for investment totaled $530 million and $495 million as of June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the Consolidated Balance Sheets.
The following table presents the composition of LHFS.

	June 30, 2020				December 31, 2019
(in millions)	Residential Mortgages(1)	Commercial(2)	Education(3)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$3,449	$182	$—	$3,631	$1,778	$168	$1,946
Other loans held for sale	—	426	936	1,362	1,101	283	1,384
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
(3) Education other LHFS represents a loan portfolio sale expected to settle in third quarter 2020.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.5 billion and $25.3 billion at June 30, 2020 and December 31, 2019, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, were primarily comprised of auto, commercial, commercial real estate, and education loans, and totaled $40.9 billion and $17.4 billion at June 30, 2020 and December 31, 2019, respectively.
During the three months ended June 30, 2020, the Company purchased $691 million of education loans and $255 million of other retail loans. During the three months ended June 30, 2019, the Company purchased $99 million of education loans. During the six months ended June 30, 2020, the Company purchased $909 million of education loans and $527 million of other retail loans. During the six months ended June 30, 2019, the Company purchased $300 million of education loans.
The Company sold $71 million of commercial loans during the three months ended June 30, 2020 and sold $492 million of residential mortgage loans during the three months ended June 30, 2019. During the six months ended June 30, 2020, the Company sold $262 million of commercial loans and $1.5 billion of retail loans. During the six months ended June 30, 2019 the Company sold $182 million of commercial loans and $628 million of retail loans, including $22 million of retail TDRs.
Interest income on direct financing and sales-type leases was $19 million and $20 million for the three months ended June 30, 2020 and 2019, respectively, and was $37 million and $40 million for the six months ended June 30, 2020 and 2019, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
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

Citizens Financial Group, Inc. | 59

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
The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed by multiple alternative scenarios to support the period-end ACL balance.
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

Citizens Financial Group, Inc. | 60

increases in a subsequent reporting period. The negative ACL cannot exceed the total amount previously charged off.
Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL. All accrued and uncollected interest is immediately reversed against interest income when a loan or lease is placed on nonaccrual status. Uncollectible interest is written off timely in accordance with regulatory guidelines. Generally, loans and leases are placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Residential mortgages are placed on nonaccrual status when contractually past due 120 days or more, or sooner if deemed collateral-dependent, unless guaranteed by the Federal Housing Administration. The amount of accrued interest receivable reversed against interest income for the three months ended June 30, 2020 was $2 million and $4 million for commercial and retail, respectively. Accrued interest reversed against interest income for the six months ended June 30, 2020 was $3 million and $9 million for commercial and retail, respectively.
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
The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$752	$1,419	$2,171	$674	$578	$1,252
Cumulative effect of change in accounting principle	—	—	—	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	752	1,419	2,171	498	1,207	1,705
Charge-offs	(74)	(106)	(180)	(121)	(233)	(354)
Recoveries	3	30	33	6	64	70
Net charge-offs	(71)	(76)	(147)	(115)	(169)	(284)
Provision charged to income	554	(130)	424	852	175	1,027
Allowance for loan and lease losses, end of period	$1,235	$1,213	$2,448	$1,235	$1,213	$2,448

Reserve for unfunded lending commitments, beginning of period	$38	$1	$39	$44	$—	$44
Cumulative effective of change in accounting principle	—	—	—	(3)	1	(2)
Reserve for unfunded lending commitments, beginning of period, adjusted	38	1	39	41	1	42
Provision for unfunded lending commitments	31	9	40	28	9	37
Reserve for unfunded lending commitments, end of period	$69	$10	$79	$69	$10	$79

Citizens Financial Group, Inc. | 61

The following table provides additional detail on the cumulative effect of change in accounting principle on the ACL:

	December 31, 2019			January 1, 2020			June 30, 2020
(in millions)	Amortized Cost Basis	ACL Balance	Coverage	Impact of Adoption of CECL	ACL Balance	Coverage	Amortized Cost Basis	ACL Balance	Coverage
Commercial(1)	$41,479	$575	1.4%	($199)	$376	0.9%	$48,017	$847	1.8%
Commercial real estate	13,522	124	0.9	(57)	67	0.5	14,485	330	2.3
Leases	2,537	19	0.7	77	96	3.8	2,428	127	5.2
Total commercial loans and leases	57,538	718	1.2	(179)	539	0.9	64,930	1,304	2.0
Residential	19,083	35	0.2	95	130	0.7	19,245	104	0.5
Home equity	13,154	83	0.6	73	156	1.2	12,541	143	1.1
Automobile	12,120	123	1.0	83	206	1.7	12,028	277	2.3
Education	10,347	116	1.1	298	414	4.0	10,591	312	2.9
Other retail	6,846	221	3.2	81	302	4.4	6,378	387	6.1
Total retail loans	61,550	578	0.9	630	1,208	2.0	60,783	1,223	2.0
Total loans and leases	$119,088	$1,296	1.1%	$451	$1,747	1.5%	$125,713	$2,527	2.0%

(1) The commercial coverage ratio includes a 19 basis point reduction associated with PPP loans as of June 30, 2020.
In addition to the adoption of CECL, macroeconomic assumptions shifted as the COVID-19 pandemic and related economic impacts surfaced during the quarter ended March 31, 2020, resulting in a significant impact to the ACL. The significant increase in the ACL as of June 30, 2020 as compared to the January 1, 2020 ACL was driven by the COVID-19 pandemic and the resulting economic impacts, with a total reserve build of $780 million and an ending balance of $2.5 billion.
To determine the ACL as of June 30, 2020, the Company utilized the Moody’s May 13th Baseline scenario to integrate the effects of COVID-19 in the Company’s loss estimates, which reflected a second quarter 2020 decline in GDP of approximately 33%, with peak unemployment of approximately 15% followed by a gradual recovery in the second half of 2020. This scenario was more severe than first quarter 2020 which had second quarter 2020 GDP down approximately 18% and peak unemployment of approximately 9%. Estimated losses were adjusted for the expected benefit of COVID-19-related fiscal and monetary stimulus measures and the expected beneficial impacts of the Company’s own customer assistance actions. These actions include forbearance and other customer accommodation efforts encouraged by the CARES Act and regulatory interagency guidance that the Company believes will stabilize credit profiles in both its commercial and retail portfolios.
The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$691	$554	$1,245	$690	$552	$1,242
Charge-offs	(45)	(111)	(156)	(71)	(223)	(294)
Recoveries	12	38	50	14	85	99
Net charge-offs	(33)	(73)	(106)	(57)	(138)	(195)
Provision charged to income	22	66	88	47	133	180
Allowance for loan and lease losses, end of period	$680	$547	$1,227	$680	$547	$1,227

Reserve for unfunded lending commitments, beginning of period	$84	$—	84	$91	$—	$91
Provision for unfunded lending commitments	9	—	9	2	—	2
Reserve for unfunded lending commitments, end of period	93	—	93	$93	$—	$93

Citizens Financial Group, Inc. | 62

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
The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of June 30, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Commercial
Pass(1)	$6,585	$7,127	$5,054	$2,897	$1,564	$2,724	$17,515	$393	$43,859
Special Mention	159	245	287	131	126	209	1,110	22	2,289
Substandard	92	89	238	120	119	119	702	19	1,498
Doubtful	8	26	9	49	5	97	173	4	371
Total commercial	6,844	7,487	5,588	3,197	1,814	3,149	19,500	438	48,017
Commercial real estate
Pass	1,227	3,375	3,674	1,792	1,037	1,152	1,192	—	13,449
Special Mention	31	70	145	132	64	82	77	—	601
Substandard	—	58	106	2	56	3	149	—	374
Doubtful	—	38	16	5	—	2	—	—	61
Total commercial real estate	1,258	3,541	3,941	1,931	1,157	1,239	1,418	—	14,485
Leases
Pass	263	351	275	184	236	1,007	—	—	2,316
Special Mention	—	2	5	6	4	1	—	—	18
Substandard	—	2	3	6	4	1	—	—	16
Doubtful	—	4	30	1	14	29	—	—	78
Total leases	263	359	313	197	258	1,038	—	—	2,428
Total commercial loans and leases
Pass	8,075	10,853	9,003	4,873	2,837	4,883	18,707	393	59,624
Special Mention	190	317	437	269	194	292	1,187	22	2,908
Substandard	92	149	347	128	179	123	851	19	1,888
Doubtful	8	68	55	55	19	128	173	4	510
Total commercial loans and leases	$8,365	$11,387	$9,842	$5,325	$3,229	$5,426	$20,918	$438	$64,930
(1) Includes $4.7 billion of PPP loans primarily designated as pass that are fully guaranteed by the SBA originating in 2020.
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
Citizens Financial Group, Inc. | 63

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of June 30, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,067	$2,018	$876	$1,488	$1,986	$2,353	$—	$—	$9,788
740-799	1,574	1,594	520	677	858	1,059	—	—	6,282
680-739	387	459	242	226	329	556	—	—	2,199
620-679	46	105	40	58	89	240	—	—	578
<620	1	21	36	48	55	221	—	—	382
No FICO available(1)	3	1	—	—	—	12	—	—	16
Total residential mortgages	3,078	4,198	1,714	2,497	3,317	4,441	—	—	19,245
Home equity
800+	2	10	14	9	6	269	4,331	379	5,020
740-799	1	7	7	5	5	216	3,164	345	3,750
680-739	—	3	6	12	7	213	1,730	304	2,275
620-679	—	3	10	20	11	150	480	203	877
<620	—	4	11	33	20	153	170	227	618
No FICO available(1)	—	—	—	—	—	—	1	—	1
Total home equity	3	27	48	79	49	1,001	9,876	1,458	12,541
Automobile
800+	550	924	521	412	255	131	—	—	2,793
740-799	740	1,218	679	466	261	124	—	—	3,488
680-739	667	1,126	600	384	209	98	—	—	3,084
620-679	332	646	342	215	123	64	—	—	1,722
<620	52	268	231	186	121	69	—	—	927
No FICO available(1)	2	—	—	—	—	12	—	—	14
Total automobile	2,343	4,182	2,373	1,663	969	498	—	—	12,028
Education
800+	651	1,165	773	751	601	811	—	—	4,752
740-799	820	1,199	627	443	314	475	—	—	3,878
680-739	267	424	231	163	117	258	—	—	1,460
620-679	20	59	46	38	34	119	—	—	316
<620	1	9	15	16	13	67	—	—	121
No FICO available(1)	—	—	—	—	—	64	—	—	64
Total education	1,759	2,856	1,692	1,411	1,079	1,794	—	—	10,591
Other retail
800+	239	534	209	87	20	54	293	—	1,436
740-799	339	726	268	116	28	39	613	2	2,131
680-739	266	500	178	74	16	18	579	6	1,637
620-679	142	204	66	24	4	8	196	7	651
<620	13	60	34	12	2	4	95	10	230
No FICO available(1)	39	1	—	—	—	—	251	2	293
Total other retail	1,038	2,025	755	313	70	123	2,027	27	6,378
Retail
800+	2,509	4,651	2,393	2,747	2,868	3,618	4,624	379	23,789
740-799	3,474	4,744	2,101	1,707	1,466	1,913	3,777	347	19,529
680-739	1,587	2,512	1,257	859	678	1,143	2,309	310	10,655
620-679	540	1,017	504	355	261	581	676	210	4,144
<620	67	362	327	295	211	514	265	237	2,278
No FICO available(1)	44	2	—	—	—	88	252	2	388
Total retail	$8,221	$13,288	$6,582	$5,963	$5,484	$7,857	$11,903	$1,485	$60,783
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 64

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of June 30, 2020			As of December 31, 2019
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases
Commercial	$366	$33	$40	$240
Commercial real estate	61	—	6	2
Leases	79	—	—	3
Total commercial loans and leases	506	33	46	245
Residential mortgages	112	13	54	93
Home equity	254	—	86	246
Automobile	67	—	18	67
Education	18	2	4	18
Other retail	33	7	—	34
Total retail	484	22	162	458
Total loans and leases	$990	$55	$208	$703

Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	June 30, 2020					December 31, 2019
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90 or More	Total	Current-29	30-59	60-89	90 or More	Total
Commercial	$47,768	$60	$30	$159	$48,017	$41,340	$45	$27	$67	$41,479
Commercial real estate	14,340	92	52	1	14,485	13,520	1	1	—	13,522
Leases	2,347	5	12	64	2,428	2,498	37	—	2	2,537
Total commercial loans and leases	64,455	157	94	224	64,930	57,358	83	28	69	57,538
Residential mortgages	19,044	65	33	103	19,245	18,947	35	17	84	19,083
Home equity	12,212	71	41	217	12,541	12,834	91	40	189	13,154
Automobile	11,784	162	66	16	12,028	11,788	227	81	24	12,120
Education	10,548	25	12	6	10,591	10,290	30	15	12	10,347
Other retail	6,285	31	25	37	6,378	6,729	45	31	41	6,846
Total retail loans	59,873	354	177	379	60,783	60,588	428	184	350	61,550
Total	$124,328	$511	$271	$603	$125,713	$117,946	$511	$212	$419	$119,088

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
Collateral values for residential mortgage and home equity loans are based on refreshed valuations which are updated at least every 90 days less estimated costs to sell. At June 30, 2020 and December 31, 2019, the Company had collateral-dependent residential mortgage and home equity loans totaling $405 million and $227 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on

Citizens Financial Group, Inc. | 65

appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At June 30, 2020 and December 31, 2019, the Company had collateral-dependent commercial loans totaling $213 million and $85 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $135 million and $152 million as of June 30, 2020 and December 31, 2019, respectively.
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that the Company would not otherwise make. Citizens implemented various retail and commercial loan modification programs to provide borrowers relief from the economic impacts of COVID-19. The CARES Act and bank regulatory agencies provided guidance stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. In accordance with the CARES Act, Citizens has elected to not apply TDR classification to any COVID-19 related loan modifications performed after March 1, 2020 to borrowers who were current as of December 31, 2019. In addition, for loans modified in response to the COVID-19 pandemic that are not eligible for relief from TDR classification under the CARES Act, the Company elected to apply the guidance issued by the bank regulatory agencies. Under this guidance deferral of principal and interest for up to six months to borrowers who were current as of March 1, 2020 and impacted by COVID-19 are not classified as TDRs.
For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. The following table summarizes TDRs by class and total unfunded commitments:

(in millions)	June 30, 2020	December 31, 2019
Commercial	$265	$297
Retail	700	667
Unfunded commitments related to TDRs	52	42

The following tables below summarize how loans were modified during the six months ended June 30, 2020 and 2019. The reported balances represent the post-modification outstanding amortized cost basis and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended June 30, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	4	$3	15	$53
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	4	3	15	53
Residential mortgages	54	11	71	14	20	3
Home equity	27	2	49	4	190	11
Automobile	36	—	1	—	910	15
Education	—	—	—	—	142	4
Other retail	645	3	—	—	65	1
Total retail loans	762	16	121	18	1,327	34
Total	762	$16	125	$21	1,342	$87

Citizens Financial Group, Inc. | 66

	Three Months Ended June 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	1	$—	7	$—	6	$47
Commercial real estate	—	—	1	—	—	—
Total commercial loans	1	—	8	—	6	47
Residential mortgages	9	2	10	1	32	5
Home equity	49	5	15	3	100	6
Automobile	40	1	7	—	335	5
Education	—	—	—	—	13	1
Other retail	941	5	—	—	143	—
Total retail loans	1,039	13	32	4	623	17
Total	1,040	$13	40	$4	629	$64

	Six Months Ended June 30, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	—	$—	6	$3	32	$94
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	6	3	32	94
Residential mortgages	92	17	108	21	41	7
Home equity	73	6	55	4	261	15
Automobile	83	1	1	—	1,093	17
Education	—	—	—	—	233	6
Other retail	1,506	7	—	—	177	2
Total retail loans	1,754	31	164	25	1,805	47
Total	1,754	$31	170	$28	1,837	$141

	Six Months Ended June 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	1	$—	12	$1	18	$87
Commercial real estate	—	—	1	—	—	—
Total commercial loans	1	—	13	1	18	87
Residential mortgages	13	4	21	3	62	9
Home equity	85	9	50	9	238	15
Automobile	65	1	12	—	624	9
Education	—	—	—	—	80	3
Other retail	1,557	9	—	—	144	—
Total retail loans	1,720	23	83	12	1,148	36
Total	1,721	$23	96	$13	1,166	$123
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
The net change to ALLL resulting from modification of loans for the three months ended June 30, 2020 and 2019 was $5 million and $2 million, respectively. The net change to ALLL resulting from modifications of loans for the six months ended June 30, 2020 and 2019 was $9 million and $4 million, respectively. Charge-offs may also be

Citizens Financial Group, Inc. | 67

recorded on TDRs. Citizens recorded $4 million and $1 million of charge-offs resulting from modification of loans in the three months ended June 30, 2020 and 2019, respectively. Citizens recorded $6 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2020 and 2019. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended June 30, 2020 and 2019 were $26 million and $1 million, respectively, and $39 million and $1 million in the six months ended June 30, 2020 and 2019. For retail loans, there were $14 million and $10 million of loans which defaulted within their restructuring date for the three months ended June 30, 2020 and 2019, respectively, and $25 million and $19 million of loans which defaulted within 12 months of their restructuring date for the six months ended June 30, 2020 and 2019, respectively.
Concentrations of Credit Risk
As of June 30, 2020, under the Company’s COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act as well as banking regulator interagency guidance, Citizens deferred payments on approximately $3.5 billion, or 6%, of the retail portfolio. Further, the Company is working with its commercial customers seeking flexibility on loan terms and conditions. The vast majority of these retail deferrals or commercial modifications are not classified as TDRs.
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2020 and December 31, 2019, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	June 30, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$456	$104	$—	$560
Interest-only/negative amortization	2,324	—	—	2,324
Low introductory rate	—	—	208	208
Multiple characteristics and other	3	—	—	3
Total	$2,783	$104	$208	$3,095

	December 31, 2019
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$402	$151	$—	$553
Interest-only/negative amortization	2,043	—	—	2,043
Low introductory rate	—	—	235	235
Total	$2,445	$151	$235	$2,831

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

Citizens Financial Group, Inc. | 68

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cash proceeds from residential mortgage loans sold with servicing retained	$8,797	$4,229	$14,164	$7,148
Gain on sales (1)	283	55	426	92
Contractually specified servicing, late and other ancillary fees (1)	55	51	113	99
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.
Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method. Under the fair value method, MSRs are recorded at fair value at each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of the related residential mortgage loans was $79.9 billion and $77.5 billion as of June 30, 2020 and December 31, 2019, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Fair value as of beginning of the period	$577	$563	$642	$600
Transfers upon election of fair value method	—	—	190	—
Fair value as of beginning of the period, adjusted	577	563	832	600
Amounts capitalized	86	57	153	92
Changes in unpaid principal balance during the period (1)	(46)	(31)	(86)	(57)
Changes in fair value during the period (2)	(49)	(58)	(331)	(104)
Fair value at end of the period	$568	$531	$568	$531
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

Citizens Financial Group, Inc. | 69

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

	June 30, 2020			December 31, 2019
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$568	50 bps adverse change	100 bps adverse change	$642	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	3.7			5.5
Weighted average constant prepayment rate	21.0%	$109	$145	13.9%	$116	$222
Weighted average option adjusted spread	621 bps	9	19	440 bps	12	25

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

Citizens Financial Group, Inc. | 70

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
In 2020, economic conditions deteriorated significantly with the spread of the COVID-19 pandemic. The outbreak resulted in social distancing requirements throughout the world, severely restricting the economy. In response to the crisis, the Federal Reserve lowered the Federal Funds rate in March 2020 to close to zero. Additionally, the U.S. government initiated numerous measures to support the economy, including the CARES Act. Given the current macroeconomic environment, Citizens assessed whether it was more likely than not that the fair value of its reporting units was less than carrying value as of June 30, 2020. Impairment indicators evaluated included economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock; and other relevant events. Citizens further considered the amount by which fair value exceeded book value for each unit in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of June 30, 2020.
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
The change in the carrying value of goodwill for the six months ended June 30, 2020 is presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2019	$2,258	$4,786	$7,044
Business acquisitions	—	6	6
Balance at June 30, 2020	$2,258	$4,792	$7,050

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at June 30, 2020 and December 31, 2019. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at June 30, 2020 and December 31, 2019. No impairment was recorded for the three and six months ended June 30, 2020 or 2019.
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

(in millions)	June 30, 2020	December 31, 2019
Lending to special purpose entities included in loans and leases	$1,499	$1,101
LIHTC investment included in other assets	1,469	1,401
LIHTC unfunded commitments included in other liabilities	754	716
Renewable energy investments included in other assets	414	355

Citizens Financial Group, Inc. | 71

Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the lending facilities had aggregate unpaid principal balances of $1.5 billion and $1.1 billion, respectively, and undrawn commitments to extend credit of $1.0 billion and $1.2 billion, respectively.
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Tax credits included in income tax expense	$39	$34	$80	$69
Amortization expense included in income tax expense	42	35	85	72
Other tax benefits included in income tax expense	10	8	20	16

No LIHTC investment impairment losses were recognized for the three and six months ended June 30, 2020 and 2019, respectively.
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
NOTE 8 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $255 million and $274 million as of June 30, 2020 and December 31, 2019, respectively.

Citizens Financial Group, Inc. | 72

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	June 30, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022	349	348
3.750% fixed-rate subordinated debt, due July 2024	250	250
4.023% fixed-rate subordinated debt, due October 2024	42	42
4.350% fixed-rate subordinated debt, due August 2025	249	249
4.300% fixed-rate subordinated debt, due December 2025	750	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	744	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (1)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (1)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	753	750
2.550% senior unsecured notes, due May 2021	1,006	991
3.250% senior unsecured notes, due February 2022	723	711
1.144% floating-rate senior unsecured notes, due February 2022 (1)	299	299
1.170% floating-rate senior unsecured notes, due May 2022 (1)	250	250
2.650% senior unsecured notes, due May 2022	514	501
3.700% senior unsecured notes, due March 2023	533	515
1.256% floating-rate senior unsecured notes, due March 2023 (1)	249	249
2.250% senior unsecured notes, due April 2025	746	—
3.750% senior unsecured notes, due February 2026	558	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 1.599% weighted average rate, due through 2038	6	5,008
Other	37	18
Total long-term borrowed funds	$9,202	$14,047

(1) Rate disclosed reflects the floating rate as of June 30, 2020 or final rate, as applicable.

The Parent Company’s long-term borrowed funds as of June 30, 2020 and December 31, 2019 included principal balances of $3.5 billion and $2.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($14) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of June 30, 2020 and December 31, 2019 included principal balances of $5.5 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($14) million and ($13) million, respectively, and hedging basis adjustments of $145 million and $50 million, respectively. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $4.0 billion and $9.8 billion at June 30, 2020 and December 31, 2019, respectively. The Company’s available FHLB borrowing capacity was $13.0 billion and $7.2 billion at June 30, 2020 and December 31, 2019, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2020, the Company’s unused secured borrowing capacity was approximately $61.8 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 73

The following table presents a summary of maturities for the Company’s long-term borrowed funds at June 30, 2020:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2020	$—	$756	$756
2021	350	1,014	1,364
2022	349	1,796	2,145
2023	—	783	783
2024	292	—	292
2025 and thereafter	2,537	1,325	3,862
Total	$3,528	$5,674	$9,202

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
The following table presents derivative instruments included on the Consolidated Balance Sheets:

	June 30, 2020			December 31, 2019
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$28,300	$2	$1	$29,846	$1	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	154,654	1,903	250	142,386	772	133
Foreign exchange contracts	16,032	299	261	15,101	174	166
TBA contracts	12,156	18	47	—	—	—
Other contracts	6,746	230	56	6,868	37	23
Total derivatives not designated as hedging instruments		2,450	614		983	322
Gross derivative fair values		2,452	615		984	322
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(222)	(222)		(107)	(107)
Less: Cash collateral applied (2)		(161)	(195)		(70)	(95)
Total net derivative fair values presented in the Consolidated Balance Sheets		$2,069	$198		$807	$120
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

Citizens Financial Group, Inc. | 74

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
The following table presents the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	$5	$64	$98	$104	Interest expense - borrowed funds
Hedged long-term debt attributable to the risk being hedged	(3)	(64)	(95)	(103)	Interest expense - borrowed funds
Interest rate swaps hedging fixed rate loans	—	(16)	17	(16)	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	16	(17)	16	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	(14)	—	(121)	—	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	14	—	121	—	Interest income - investment securities

Citizens Financial Group, Inc. | 75

The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2020		December 31, 2019
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Residential mortgages	Long-term borrowed funds
Carrying amount of hedged assets	$13,794	$—	$15,798	$976	$—
Carrying amount of hedged liabilities	—	4,087	—	—	4,689
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	114	145	(8)	17	50
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $13.8 billion and $15.8 billion at June 30, 2020 and December 31, 2019, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.

Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $4 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2020.
During the three and six months ended June 30, 2020 and 2019, there were no gains or losses reclassified from OCI to current period earnings (other income) related to the discontinuance of a cash flow hedge where it became probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Amount of pre-tax net (losses) gains recognized in OCI	($11)	$91	$118	$143
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	55	(20)	60	(40)
Amount of pre-tax net (losses) gains reclassified from OCI into interest expense	(10)	1	(11)	1

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

Citizens Financial Group, Inc. | 76

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2020	2019	2020	2019
Economic hedge type:
Customer interest rate contracts	$180	$425	$1,269	$654	Foreign exchange and interest rate products
Customer foreign exchange contracts	23	(47)	(7)	(81)	Foreign exchange and interest rate products
Derivative transactions to hedge interest rate risk	(161)	(410)	(1,246)	(627)	Foreign exchange and interest rate products
Derivative transactions to hedge foreign exchange risk	(50)	54	49	94	Foreign exchange and interest rate products
Residential loan commitments	14	11	154	16	Mortgage banking fees
Derivative contracts used to hedge residential loan commitments	110	(9)	(19)	(5)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	62	71	333	116	Mortgage banking fees
Other derivative contracts	7	—	(56)	—	Foreign exchange and interest rate products
Derivative transactions to hedge other derivative risk	(7)	—	57	—	Foreign exchange and interest rate products
Total	$178	$95	$534	$167

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2019	($89)	($244)	($460)	($793)
Other comprehensive income before reclassifications	68	221	—	289
Other-than-temporary impairment not recognized in earnings on debt securities	—	1	—	1
Amounts reclassified to the Consolidated Statements of Operations	15	(3)	3	15
Net other comprehensive income	83	219	3	305
Balance at June 30, 2019	($6)	($25)	($457)	($488)
Balance at April 1, 2020	$96	$401	($412)	$85
Other comprehensive (loss) income before reclassifications	(8)	49	—	41
Amounts reclassified to the Consolidated Statements of Operations	(34)	(2)	4	(32)
Net other comprehensive (loss) income	(42)	47	4	9
Balance at June 30, 2020	$54	$448	($408)	$94
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 77

	As of and for the Six Months Ended June 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	107	467	—	574
Other-than-temporary impairment not recognized in earnings on debt securities	—	1	—	1
Amounts reclassified to the Consolidated Statements of Operations	30	(8)	6	28
Net other comprehensive income	137	460	6	603
Cumulative effect of change in accounting principle	—	5	—	5
Balance at June 30, 2019	($6)	($25)	($457)	($488)
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income before reclassifications	88	449	—	537
Amounts reclassified to the Consolidated Statements of Operations	(37)	(2)	7	(32)
Net other comprehensive income	51	447	7	505
Balance at June 30, 2020	$54	$448	($408)	$94
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2020			December 31, 2019
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	—	—
Total			2,000,000		$1,965	1,600,000	$1,570
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
On June 4, 2020, the Company issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series F Preferred Stock”). As a result of this issuance, the Company received net proceeds of $395 million after the underwriting discount and other expenses. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate equal to 5.650% from the date of issuance to, but excluding, October 6, 2025, and from and including October 6, 2025, for each dividend reset period, at a rate equal to the five-year U.S. treasury rate as of the most recent reset dividend determination date, plus 5.313% per annum. The Series F Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date, on or after October 6, 2025 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series F Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.

Citizens Financial Group, Inc. | 78

For further detail regarding the terms and conditions of the Company’s preferred stock see Note 16 to the Company’s Consolidated Financial Statements in the 2019 Form 10-K.
Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$168	$168	$0.32	$148	$148
Preferred stock
Series A	$13.48	$3	$7	$—	$—	$7
Series B	30.00	9	—	30.00	9	—
Series C	15.94	5	5	15.94	4	5
Series D	15.88	5	5	15.88	5	3
Series E	12.50	6	5	—	—	—
Total preferred stock		$28	$22		$18	$15

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in millions, except per share and share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.78	$336	$336	$0.64	$297	$297
Preferred stock
Series A	$40.98	$10	$7	$27.50	$7	$7
Series B	30.00	9	9	30.00	9	11
Series C	31.88	10	10	31.88	9	9
Series D	31.75	10	10	27.70	8	3
Series E	25.00	11	9	—	—	—
Total preferred stock		$50	$45		$33	$30

Treasury Stock
During the six months ended June 30, 2020, the Company repurchased $270 million, or 7,548,655 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2019 Form 10-K.

(in millions)	June 30, 2020	December 31, 2019
Commitments to extend credit	$69,015	$72,743
Letters of credit	2,073	2,190
Risk participation agreements	109	37
Loans sold with recourse	48	37
Marketing rights	31	33
Total	$71,276	$75,040

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to

Citizens Financial Group, Inc. | 79

its clients. Unsettled loan trades (e.g., loan purchase contracts) represent firm commitments to purchase or sell loans from / to a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $75 million and $144 million, respectively, at June 30, 2020 and $183 million and $236 million, respectively, at December 31, 2019.
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

Citizens Financial Group, Inc. | 80

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value.

	June 30, 2020			December 31, 2019
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$3,449	$3,267	$182	$1,778	$1,727	$51
Commercial and commercial real estate loans held for sale, at fair value	182	203	(21)	168	175	(7)

For more information on the election of the fair value option for these assets see Note 19 in the Company’s 2019 Form 10-K.
The following table presents the changes in fair value for assets where the Company has elected the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Residential mortgage loans held for sale, at fair value	$45	$10	$103	$9	Mortgage banking fees
Commercial and commercial real estate loans held for sale, at fair value	12	1	(8)	4	Capital market fees

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

Citizens Financial Group, Inc. | 81

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at June 30, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,129	$—	$22,129	$—
State and political subdivisions	4	—	4	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	22,144	11	22,133	—
Loans held for sale, at fair value:
Residential loans held for sale	3,449	—	3,449	—
Commercial loans held for sale	182	—	182	—
Total loans held for sale, at fair value	3,631	—	3,631	—
Mortgage servicing rights	568	—	—	568
Derivative assets:
Interest rate contracts	1,905	—	1,905	—
Foreign exchange contracts	299	—	299	—
TBA contracts	18	—	18	—
Other contracts	230	—	57	173
Total derivative assets	2,452	—	2,279	173
Equity securities, at fair value:
Money market mutual fund investments	50	50	—	—
Total equity securities, at fair value	50	50	—	—
Total assets	$28,845	$61	$28,043	$741
Derivative liabilities:
Interest rate contracts	$251	$—	$251	$—
Foreign exchange contracts	261	—	261	—
TBA contracts	47	—	47	—
Other contracts	56	—	56	—
Total derivative liabilities	615	—	615	—
Total liabilities	$615	$—	$615	$—

Citizens Financial Group, Inc. | 82

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

Citizens Financial Group, Inc. | 83

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$577	$143	$642	$19
Transfers upon election of fair value method	—	—	190	—
Beginning balance, adjusted	577	143	832	19
Purchases	—	—	—	—
Issuances	86	234	153	405
Settlements (1)	(46)	(344)	(86)	(420)
Changes in fair value during the period recognized in earnings (2)	(49)	140	(331)	169
Ending balance	$568	$173	$568	$173

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$563	$18	$600	$—
Issuances	57	43	92	43
Settlements (1)	(31)	(43)	(57)	(43)
Changes in fair value during the period recognized in earnings (2)	(58)	7	(104)	7
Transfers from Level 2 to Level 3 (3)	—	—	—	18
Ending balance	$531	$25	$531	$25

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

As of June 30, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	10.48-39.43% CPR (21.0% CPR)
		Option adjusted spread	350-1,123 bps (621 bps)
Other derivative contracts	Internal Model	Pull through rate	32.06-100.00% (78.17%)
		MSR value	(57.20)-135.73 bps (88.78 bps)

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate collateral-dependent loans for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2019 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Collateral-dependent loans	($22)	($24)	($44)	($28)

Citizens Financial Group, Inc. | 84

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2020				December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$618	$—	$618	$—	$312	$—	$312	$—

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$2,856	$3,009	$—	$—	$2,856	$3,009	$—	$—
Equity securities, at cost	607	607	—	—	607	607	—	—
Other loans held for sale	1,362	1,362	—	—	—	—	1,362	1,362
Loans and leases	125,713	126,701	—	—	618	618	125,095	126,083
Financial liabilities:
Deposits	143,618	143,728	—	—	143,618	143,728	—	—
Federal funds purchased and securities sold under agreements to repurchase	251	251	—	—	251	251	—	—
Other short-term borrowed funds	4	4	—	—	4	4	—	—
Long-term borrowed funds	9,202	8,994	—	—	9,202	8,994	—	—

	December 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,202	$3,242	$—	$—	$3,202	$3,242	$—	$—
Equity securities, at cost	807	807	—	—	807	807	—	—
Other loans held for sale	1,384	1,384	—	—	—	—	1,384	1,384
Loans and leases	119,088	119,792	—	—	312	312	118,776	119,480
Financial liabilities:
Deposits	125,313	125,340	—	—	125,313	125,340	—	—
Federal funds purchased and securities sold under agreements to repurchase	265	265	—	—	265	265	—	—
Other short-term borrowed funds	9	9	—	—	9	9	—	—
Long-term borrowed funds	14,047	14,228	—	—	14,047	14,228	—	—
Citizens Financial Group, Inc. | 85

NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$59	$25	$84	$99	$26	$125
Card fees	42	7	49	55	9	64
Capital markets fees	—	48	48	—	53	53
Trust and investment services fees	45	—	45	53	—	53
Other banking fees	—	1	1	—	3	3
Total revenue from contracts with customers	$146	$81	$227	$207	$91	$298

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$151	$51	$202	$196	$52	$248
Card fees	87	17	104	105	18	123
Capital markets fees	—	113	113	—	102	102
Trust and investment services fees	98	—	98	100	—	100
Other banking fees	—	4	4	—	5	5
Total revenue from contracts with customers	$336	$185	$521	$401	$177	$578
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $3 million for the three months ended June 30, 2020 and 2019, and $7 million for the six months ended June 30, 2020 and 2019, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Bank-owned life insurance	$14	$13	$28	$27

NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Promotional expense	$27	$28	$51	$55
Other	84	90	171	173
Other operating expense	$111	$118	$222	$228

Citizens Financial Group, Inc. | 86

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income	$253	$453	$287	$892
Less: Preferred stock dividends	28	18	50	33
Net income available to common stockholders	$225	$435	$237	$859
Denominator:
Weighted-average common shares outstanding - basic	426,613,053	458,154,335	427,165,737	459,426,685
Dilutive common shares: share-based awards	953,867	1,149,889	1,126,843	1,430,850
Weighted-average common shares outstanding - diluted	427,566,920	459,304,224	428,292,580	460,857,535
Earnings per common share:
Basic	$0.53	$0.95	$0.56	$1.87
Diluted (1)	0.53	0.95	0.55	1.86

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,579,361 and 371,627 for the three months ended June 30, 2020 and 2019, respectively, and 1,211,751 and 1,073,431 for the six months ended June 30, 2020 and 2019, respectively.
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

	As of and for the Three Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$814	$419	($73)	$1,160
Noninterest income	428	144	18	590
Total revenue	1,242	563	(55)	1,750
Noninterest expense	735	213	31	979
Profit (loss) before provision for credit losses	507	350	(86)	771
Provision for credit losses	80	70	314	464
Income (loss) before income tax expense (benefit)	427	280	(400)	307
Income tax expense (benefit)	107	59	(112)	54
Net income (loss)	$320	$221	($288)	$253
Total average assets	$71,634	$65,280	$42,879	$179,793

Citizens Financial Group, Inc. | 87

	As of and for the Three Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$799	$371	($4)	$1,166
Noninterest income	277	149	36	462
Total revenue	1,076	520	32	1,628
Noninterest expense	715	217	19	951
Profit before provision for credit losses	361	303	13	677
Provision for credit losses	78	25	(6)	97
Income before income tax expense (benefit)	283	278	19	580
Income tax expense (benefit)	70	62	(5)	127
Net income	$213	$216	$24	$453
Total average assets	$65,485	$56,135	$39,869	$161,489

	As of and for the Six Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,607	$784	($71)	$2,320
Noninterest income	785	269	33	1,087
Total revenue	2,392	1,053	(38)	3,407
Noninterest expense	1,473	434	84	1,991
Profit (loss) before provision for credit losses	919	619	(122)	1,416
Provision for credit losses	177	113	774	1,064
Income (loss) before income tax expense (benefit)	742	506	(896)	352
Income tax expense (benefit)	186	106	(227)	65
Net income (loss)	$556	$400	($669)	$287
Total average assets	$70,024	$62,142	$41,319	$173,485

	As of and for the Six Months Ended June 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,587	$743	($4)	$2,326
Noninterest income	524	299	67	890
Total revenue	2,111	1,042	63	3,216
Noninterest expense	1,415	426	47	1,888
Profit before provision for credit losses	696	616	16	1,328
Provision for credit losses	145	46	(9)	182
Income before income tax expense (benefit)	551	570	25	1,146
Income tax expense (benefit)	136	127	(9)	254
Net income	$415	$443	$34	$892
Total average assets	$65,247	$55,884	$39,824	$160,955

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

Citizens Financial Group, Inc. | 88

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
The COVID-19 pandemic has negatively affected the global and U.S. economies, increased unemployment levels, disrupted supply chains and businesses in many industries, lowered equity market valuations, decreased liquidity in fixed income markets, and created significant volatility and disruption in financial markets. This has resulted, and could continue to result, in higher and more volatile provisions for credit losses, and is also expected to result in increased charge offs, particularly as more customers experience credit deterioration and as customers need to draw on their committed credit lines to help finance their businesses and activities. The pandemic’s negative economic impact and its effect on customer needs and behaviors could adversely affect our liquidity and also continue to adversely affect our capital profile. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest-rate environment, which has, and is likely to continue to, reduce our net interest margin. The effects of the pandemic have also resulted in lower service charges and fees, card fees and trust and investment services fees, as well as volatility in capital markets fees and foreign exchange and interest rate products revenue, which have, and are likely to continue to, negatively affect our noninterest income.
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
The federal banking regulators have issued interagency guidance to clarify supervisory expectations regarding loan modifications due to COVID-19-related non-payment and the regulatory capital transition for the current expected credit loss accounting standard. Further, the Federal Reserve has announced a program for lending directly to U.S. businesses. In addition, President Trump has signed into law a number of economic stimulus packages, including the $2 trillion CARES Act, the Families First Coronavirus Response Act, and the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020. In response to the pandemic, we have (i) assisted our retail

Citizens Financial Group, Inc. | 89

and small business customers through loan forbearances and modifications, (ii) extended loans under the Small Business Administration’s Paycheck Protection Program, and (iii) committed funding for community support with a particular emphasis on small businesses and non-profit partners. These government programs are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. On April 17, 2020, we announced that we would temporarily suspend our stock repurchase program through December 31, 2020 to support the efforts of the Federal Reserve and other banks to moderate the impact of the pandemic by making additional capital and liquidity available to our customers, including corporates, small businesses and individuals. Further, in June 2020, the Federal Reserve announced that it has required participating CCAR firms, including us, to update and resubmit their capital plans and that, as a result, unless otherwise approved by the Federal Reserve, participating firms would not be permitted, during the third quarter of 2020, to conduct common stock repurchases, to increase their common stock dividends or to pay common stock dividends that exceed average net income for the preceding four quarters. The Federal Reserve also stated that it may extend these limitations quarter-by-quarter. The pandemic may cause us to further limit capital distributions.
The extent to which the pandemic adversely affects our business, financial condition and results of operations, as well as our liquidity and regulatory capital ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements and staffing levels in operational facilities, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and customers, our service providers and other market participants. As the pandemic adversely affects us, it may also have the effect of heightening many of the other risks described in Item 1A, Risk Factors in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 24, 2020)

3.2 Certificate of Designations of the Registrant with respect to the Series F Preferred Stock, dated June 1, 2020, filed with the Secretary of State of the State of Delaware and effective June 1, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 4, 2020)

3.3 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.

Citizens Financial Group, Inc. | 90

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2020.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 91