Form 10-Q
period 2020-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2020-11-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 427,073,084 shares of Registrant’s common stock ($0.01 par value) outstanding on October 30, 2020.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Reserve for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
LDR	Loans-to-Deposits Ratio
LGD	Loss Given Default
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate

Citizens Financial Group, Inc. | 3

LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCO	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NPLs	Nonaccrual loans and leases
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
PPP	Paycheck Protection Program
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
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

•	The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;

•	Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals;

•	The COVID-19 pandemic and associated lockdowns and their effects on the economic and business environments in which we operate;

•	Our ability to meet heightened supervisory requirements and expectations;

•	Liabilities and business restrictions resulting from litigation and regulatory investigations;

•	Our capital and liquidity requirements under regulatory capital standards and our ability to generate capital internally or raise capital on favorable terms;

•	The effect of changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;

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
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly

Citizens Financial Group, Inc. | 6

materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2020.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $179.2 billion in assets as of September 30, 2020. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,700 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Non-GAAP or Underlying and where there is a reference to Non-GAAP or Underlying results in that paragraph, all measures that follow that reference are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Quarterly Results Key Highlights
Third quarter 2020 net income of $314 million decreased 30% from $449 million in the third quarter of 2019, with earnings per diluted common share of $0.68, down $0.29 from $0.97 per diluted common share in third quarter 2019. Third quarter 2020 ROTCE of 8.3% compared to 12.4% in third quarter 2019.
Third quarter 2020 results reflected $24 million after-tax, or $0.05 per diluted common share, of notable items largely tied to TOP 6 transformational and revenue and efficiency initiatives. On an Underlying basis, which excludes notable items, third quarter 2020 net income available to common stockholders of $313 million compared with $436 million in the third quarter of 2019. Underlying EPS of $0.73 compared to $0.98 in the third quarter of 2019. Underlying third quarter 2020 ROTCE of 9.0% compared with 12.6% in the third quarter of 2019. Tangible book value per common share of $32.24 increased 2% from third quarter 2019.

	Three Months Ended September 30,
	2020			2019
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$988	$61	$314	$973	$115	$449
Less notable items:
Total integration costs	2	—	(2)	4	(1)	(3)
Other notable items(1)	29	(7)	(22)	15	(14)	(1)
Total notable items	31	(7)	(24)	19	(15)	(4)
Underlying results* (non-GAAP)	$957	$68	$338	$954	$130	$453
(1) Other notable items include noninterest expense of $29 million related to our TOP 6 transformational and revenue and efficiency initiatives.
* Where there is a reference to Non-GAAP or “Underlying” results in a paragraph, all measures that follow that reference are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

•	Total revenue of $1.8 billion increased $153 million, or 9%, from the third quarter 2019, reflecting increased noninterest income and a slight decrease in net interest income.

◦	Net interest income of $1.1 billion was down 1% compared to the third quarter 2019, as lower net interest margin was only partially offset by growth in average interest-earning assets of 9%.

◦
Net interest margin of 2.82% decreased 28 basis points compared to 3.10% in third quarter 2019, reflecting the impact of lower interest rates and higher cash balances given strong deposit flows, partially offset by improved funding mix and lower funding costs.

–	Net interest margin on a fully taxable-equivalent basis of 2.83% decreased by 29 basis points, compared to 3.12% in third quarter 2019.

–
Average loans and leases of $124.9 billion increased $7.7 billion, or 7%, from $117.3 billion in the third quarter 2019, reflecting a $6.9 billion increase in commercial loans and leases, which includes $4.7 billion of PPP loans, and a $777 million increase in retail loans.

–
Average deposits of $141.4 billion increased $17.4 billion, or 14%, from $123.9 billion in the third quarter 2019, reflecting growth in demand deposits, money market accounts, regular savings, and checking with interest, partially offset by lower term deposits.

◦
Noninterest income of $654 million increased $161 million, or 33%, from the third quarter 2019, driven by higher mortgage banking fees and strength in capital markets fees and trust and investment services fees, partially offset by lower services charges and fees, card fees, and foreign exchange and interest rate products reflecting the impact of COVID-19 and associated lockdowns. Other income reflected the gain on sale of education loans and increased from third quarter 2019, which included a benefit related to a lease restructuring.

•	Noninterest expense of $988 million increased $15 million, or 2%, compared to $973 million in third quarter 2019.

◦	On an Underlying basis, noninterest expense was stable with third quarter 2019, reflecting higher equipment and software, salaries and employee benefits and outside services expense, almost wholly

Citizens Financial Group, Inc. | 8

offset by lower other operating expense given lower travel and advertising expenses, as well as a $10 million charge related to a lease restructuring in the prior year.

•	The efficiency ratio of 55.2% compared to 59.4% in third quarter 2019.

◦	On an Underlying basis, the efficiency ratio of 53.4% compared to 58.2% in the third quarter 2019.

•	Provision for credit losses of $428 million increased $327 million from $101 million in the third quarter 2019, primarily driven by a $209 million reserve build largely associated with commercial.
Year to Date and Period End Key Highlights
Net income of $601 million decreased 55% from the first nine months of 2019, with earnings per diluted common share of $1.23, down $1.60 from $2.83 per diluted common share in the first nine months of 2019. ROTCE of 5.1% declined from 12.7% in the first nine months of 2019.
In the first nine months of 2020, results reflected a $59 million after-tax reduction, or $0.14 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives. In the first nine months of 2019, there were $13 million, or $0.03 per diluted common share, after-tax of notable items tied to integration costs associated with acquisitions and TOP 6 transformational and revenue and efficiency initiatives.

	Nine Months Ended September 30,
	2020			2019
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$2,979	$126	$601	$2,861	$369	$1,341
Less notable items:
Total integration costs	8	(2)	(6)	16	(4)	(12)
Other notable items(1)	75	(22)	(53)	15	(14)	(1)
Total notable items	83	(24)	(59)	31	(18)	(13)
Underlying results* (non-GAAP)	$2,896	$150	$660	$2,830	$387	$1,354
(1) Other notable items include noninterest expense of $75 million related to our TOP 6 transformational and revenue and efficiency initiatives and an income tax benefit of $4 million related to legacy tax matters.

•	Net income available to common stockholders of $526 million decreased $765 million, or 59%, compared to $1.3 billion in the first nine months of 2019.

◦	On an Underlying basis, which excludes notable items, first nine months 2020 net income available to common stockholders of $585 million compared with $1.3 billion in the first nine months of 2019.

◦	On an Underlying basis, EPS of $1.37 per share compared to $2.86 in the first nine months of 2019.

•	Total revenue of $5.2 billion increased $344 million, or 7%, from the first nine months of 2019, reflecting a 26% increase in noninterest income and stable net interest income.

◦	Net interest income of $3.5 billion was stable, reflecting 8% growth in average interest-earning assets offset by the impact of the lower rate and challenging yield-curve environment.

◦
Net interest margin of 2.93% decreased 25 basis points from 3.18% in the first nine months of 2019, reflecting the impact of lower interest rates, partially offset by lower funding costs and improved funding mix, as well as continued mix shift towards higher yielding assets.

–	Net interest margin on a fully taxable-equivalent basis of 2.93% decreased by 26 basis points, compared to 3.19% in the first nine months of 2019.

–
Average loans and leases of $124.9 billion increased $7.3 billion, or 6%, from $117.6 billion in the first nine months of 2019, reflecting a $6.1 billion increase in commercial loans and leases primarily driven by $2.7 billion of PPP loans and growth in commercial real estate loans as well as a $1.3 billion increase in retail loans.

–	Period-end loan growth of $5.0 billion, or 4%, from the fourth quarter of 2019, reflected 8% growth in total commercial loans and leases driven by $4.7 billion of PPP loans.

Citizens Financial Group, Inc. | 9

–
Average deposits of $136.5 billion increased $14.0 billion, or 11%, from $122.5 billion in the first nine months of 2019, reflecting growth in money market accounts, demand deposits, savings and checking with interest, partially offset by a decrease in term deposits.

–	Period-end deposit growth of $17.6 billion, or 14%, from the fourth quarter of 2019, outpacing loan growth.

◦
Noninterest income of $1.7 billion increased $358 million, or 26%, from the first nine months of 2019, driven by mortgage banking, partially offset by lower service charges and fees, card fees, foreign exchange and interest rate products revenue, and other income.

•
Noninterest expense of $3.0 billion increased $118 million, or 4%, from $2.9 billion in the first nine months of 2019, driven by higher salaries and employee benefits, outside services, and equipment and software expense, partially offset by lower other operating expense given lower travel and advertising expenses.

◦	On an Underlying basis, noninterest expense increased 2% from the first nine months of 2019.

•	The efficiency ratio of 57.3% compared to 58.9% for the first nine months of 2019, and ROTCE of 5.1% compared to 12.7%.

◦
On an Underlying basis, the efficiency ratio of 55.7% compared to 58.3% for the first nine months of 2019 and ROTCE of 5.7% compared to 12.9%, reflecting the challenging environment presented by COVID-19, in particular, provision impact.

•
Provision for credit losses of $1.5 billion increased $1.2 billion from $283 million for the first nine months of 2019, reflecting our adoption of CECL and its reliance on forecasts of expected future losses, combined with the approximate $990 million impact from COVID-19 and associated lockdowns and the resulting sudden rise in unemployment and drop in GDP.

•
Tangible book value per common share of $32.24 increased 2% from the first nine months of 2019. Fully diluted average common shares outstanding decreased 28.1 million shares, or 6%, over the same period.

Citizens Financial Group, Inc. | 10

SELECTED CONSOLIDATED FINANCIAL DATA
The summary of the Consolidated Operating Data for the three and nine months ended September 30, 2020 and 2019 and the summary Consolidated Balance Sheet data as of September 30, 2020 and December 31, 2019 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
OPERATING DATA:
Net interest income	$1,137	$1,145	$3,457	$3,471
Noninterest income	654	493	1,741	1,383
Total revenue	1,791	1,638	5,198	4,854
Provision for credit losses	428	101	1,492	283
Noninterest expense	988	973	2,979	2,861
Income before income tax expense	375	564	727	1,710
Income tax expense	61	115	126	369
Net income	$314	$449	$601	$1,341
Net income available to common stockholders	$289	$432	$526	$1,291
Net income per common share - basic	$0.68	$0.97	$1.23	$2.84
Net income per common share - diluted	$0.68	$0.97	$1.23	$2.83
OTHER OPERATING DATA:
Return on average common equity	5.60%	8.35%	3.45%	8.50%
Return on average tangible common equity	8.33	12.44	5.15	12.72
Return on average total assets	0.70	1.10	0.46	1.11
Return on average total tangible assets	0.73	1.15	0.48	1.16
Efficiency ratio	55.18	59.40	57.31	58.94
Operating leverage(1)	7.77	(2.16)	2.95	(0.18)
Net interest margin, FTE(2)	2.83	3.12	2.93	3.19
Effective income tax rate	16.10	20.46	17.27	21.58
(1) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(2) Net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%.

Citizens Financial Group, Inc. | 11

(dollars in millions)	September 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Total assets	$179,228	$165,733
Loans held for sale, at fair value	3,587	1,946
Other loans held for sale	127	1,384
Loans and leases	124,071	119,088
Allowance for loan and lease losses	(2,542)	(1,252)
Total securities	26,124	24,669
Goodwill	7,050	7,044
Total liabilities	156,759	143,532
Total deposits	142,921	125,313
Short-term borrowed funds	252	274
Long-term borrowed funds	9,109	14,047
Total stockholders’ equity	22,469	22,201
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases	2.05%	1.05%
Allowance for credit losses to loans and leases	2.21	1.09
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(1)	2.29	1.09
Allowance for loan and lease losses to nonaccruing loans and leases	199.04	177.99
Allowance for credit losses to nonaccruing loans and leases	214.22	184.31
Nonaccruing loans and leases to loans and leases	1.03	0.59
Capital Ratios:
CET1 capital ratio	9.8%	10.0%
Tier 1 capital ratio	11.2	11.1
Total capital ratio	13.3	13.0
Tier 1 leverage ratio	9.5	10.0
(1) For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 12

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

Third quarter 2020 versus second quarter 2020: Net interest income of $1.1 billion was down 2% given the impact of lower interest rates and a 1% decrease in interest-earning assets as commercial line draws were repaid, partially offset by an improvement in funding mix and disciplined deposit pricing actions. Net interest margin (FTE) of 2.83% was down 5 basis points, reflecting the impact of lower rates, higher cash balances and day count, which were partially offset by improved funding mix and disciplined deposit pricing actions. Interest-bearing deposits costs decreased 13 basis points.

Citizens Financial Group, Inc. | 13

The following table presents the major components of net interest income and net interest margin:

	Three Months Ended September 30,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$6,250	$2	0.10%	$1,474	$8	2.09%	$4,776	(199) bps
Taxable investment securities	24,654	121	1.95	25,635	153	2.38	(981)	(43)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	24,658	121	1.95	25,640	153	2.38	(982)	(43)
Commercial	46,844	383	3.20	41,476	442	4.17	5,368	(97)
Commercial real estate	14,644	96	2.57	12,892	155	4.70	1,752	(213)
Leases	2,373	16	2.65	2,615	19	2.85	(242)	(20)
Total commercial loans and leases	63,861	495	3.03	56,983	616	4.23	6,878	(120)
Residential mortgages	19,427	153	3.15	19,405	171	3.53	22	(38)
Home equity	12,416	100	3.21	13,501	178	5.24	(1,085)	(203)
Automobile	12,019	128	4.23	12,036	129	4.25	(17)	(2)
Education	10,929	130	4.74	9,459	141	5.89	1,470	(115)
Other retail	6,260	114	7.22	5,873	121	8.21	387	(99)
Total retail loans	61,051	625	4.08	60,274	740	4.88	777	(80)
Total loans and leases	124,912	1,120	3.54	117,257	1,356	4.56	7,655	(102)
Loans held for sale, at fair value	3,295	21	2.60	1,970	19	3.71	1,325	(111)
Other loans held for sale	1,061	16	6.02	134	2	6.42	927	(40)
Interest-earning assets	160,176	1,280	3.15	146,475	1,538	4.15	13,701	(100)
Allowance for loan and lease losses	(2,444)			(1,226)			(1,218)
Goodwill	7,050			7,044			6
Other noninterest-earning assets	12,893			9,817			3,076
Total assets	$177,675			$162,110			$15,565
Liabilities and Stockholders’ Equity
Checking with interest	$26,638	$8	0.13%	$23,422	$52	0.88%	$3,216	(75)
Money market accounts	45,187	33	0.28	37,161	116	1.24	8,026	(96)
Regular savings	16,902	10	0.24	13,442	20	0.59	3,460	(35)
Term deposits	12,032	38	1.25	20,951	109	2.05	(8,919)	(80)
Total interest-bearing deposits	100,759	89	0.35	94,976	297	1.24	5,783	(89)
Short-term borrowed funds	240	—	0.13	600	2	1.43	(360)	(130)
Long-term borrowed funds	9,196	54	2.35	12,134	94	3.07	(2,938)	(72)
Total borrowed funds	9,436	54	2.30	12,734	96	3.00	(3,298)	(70)
Total interest-bearing liabilities	110,195	143	0.52	107,710	393	1.45	2,485	(93)
Demand deposits	40,608			28,945			11,663
Other liabilities	4,374			3,789			585
Total liabilities	155,177			140,444			14,733
Stockholders’ equity	22,498			21,666			832
Total liabilities and stockholders’ equity	$177,675			$162,110			$15,565
Interest rate spread			2.63%			2.70%		(7)
Net interest income and net interest margin		$1,137	2.82%		$1,145	3.10%		(28)
Net interest income and net interest margin, FTE(1)		$1,140	2.83%		$1,150	3.12%		(29)
Memo: Total deposits (interest-bearing and demand)	$141,367	$89	0.25%	$123,921	$297	0.95%	$17,446	(70) bps
(1) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.
Quarterly Results: Net interest income of $1.1 billion was stable with third quarter 2019, despite the lower rate and challenging yield curve environment, given 9% growth in interest-earning assets.
Net interest margin on an FTE basis of 2.83% decreased 29 basis points compared to 3.12% in third quarter 2019, reflecting the impact of lower interest rates and higher cash balances given strong deposit flows, partially offset by improved funding mix and lower funding costs. Interest-bearing deposit costs decreased 89 basis points, reflecting strong pricing discipline. Average interest-earning asset yields of 3.15% decreased 100 basis points from 4.15% in third quarter 2019, while average interest-bearing liability costs of 0.52% decreased 93 basis points from 1.45% in third quarter 2019.
Average interest-earning assets of $160.2 billion increased $13.7 billion, or 9%, from third quarter 2019, driven by a $9.9 billion, or 8% increase in average loans and leases and LHFS. Results reflected a $6.9 billion increase

Citizens Financial Group, Inc. | 14

in average commercial loans and leases, a $4.8 billion increase in average interest-bearing cash and due from banks and deposits in banks and a $777 million increase in average retail loans. Commercial loan and lease growth was driven by the impact of PPP loans. Interest-bearing cash and due from banks and deposits in banks growth was driven by strong deposit flows. Retail loan growth was driven by education, partially offset by loan sales, and other retail, partially offset by lower home equity.
Average deposits of $141.4 billion increased $17.4 billion, or 14%, from third quarter 2019, reflecting growth in demand deposits, money market accounts, checking with interest, and savings resulting from the impact of government stimulus as well as corporate clients building liquidity. These results were partially offset by a decline in term deposits. Average total borrowed funds of $9.4 billion decreased $3.3 billion from third quarter 2019, reflecting a decrease in long-term and short-term borrowed funds, resulting from deposit growth. Total borrowed funds costs of $54 million decreased $42 million from third quarter 2019. The total borrowed funds cost of 2.30% decreased 70 basis points from 3.00% in third quarter 2019 due to a decrease in the rate environment and decreased use of FHLB advances as a funding source resulting from improved deposit mix.

Citizens Financial Group, Inc. | 15

The following table presents the major components of net interest income and net interest margin:

	Nine Months Ended September 30,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$4,453	$8	0.24%	$1,400	$23	2.15%	$3,053	(191) bps
Taxable investment securities	25,056	398	2.12	25,466	483	2.53	(410)	(41)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	25,060	398	2.12	25,471	483	2.53	(411)	(41)
Commercial	46,813	1,212	3.40	41,597	1,373	4.35	5,216	(95)
Commercial real estate	14,354	341	3.12	13,179	486	4.86	1,175	(174)
Leases	2,427	50	2.74	2,744	59	2.86	(317)	(12)
Total commercial loans and leases	63,594	1,603	3.31	57,520	1,918	4.40	6,074	(109)
Residential mortgages	19,056	467	3.27	19,245	522	3.61	(189)	(34)
Home equity	12,730	363	3.81	13,774	541	5.26	(1,044)	(145)
Automobile	12,063	388	4.30	12,030	374	4.16	33	14
Education	10,908	424	5.19	9,256	412	5.94	1,652	(75)
Other retail	6,556	369	7.51	5,736	362	8.43	820	(92)
Total retail loans	61,313	2,011	4.38	60,041	2,211	4.92	1,272	(54)
Total loans and leases	124,907	3,614	3.84	117,561	4,129	4.67	7,346	(83)
Loans held for sale, at fair value	2,635	56	2.85	1,514	45	3.92	1,121	(107)
Other loans held for sale	791	32	5.32	161	8	6.41	630	(109)
Interest-earning assets	157,846	4,108	3.45	146,107	4,688	4.26	11,739	(81)
Allowance for loan and lease losses	(2,109)			(1,239)			(870)
Goodwill	7,049			7,034			15
Other noninterest-earning assets	12,106			9,442			2,664
Total assets	$174,892			$161,344			$13,548
Liabilities and Stockholders’ Equity:
Checking with interest	$25,857	$56	0.29%	$23,444	$161	0.92%	$2,413	(63)
Money market accounts	43,411	165	0.51	35,873	340	1.27	7,538	(76)
Regular savings	15,667	43	0.37	13,134	58	0.59	2,533	(22)
Term deposits	15,692	176	1.49	21,456	333	2.07	(5,764)	(58)
Total interest-bearing deposits	100,627	440	0.58	93,907	892	1.27	6,720	(69)
Short-term borrowed funds	368	1	0.53	720	8	1.56	(352)	(103)
Long-term borrowed funds	11,660	210	2.39	13,076	317	3.22	(1,416)	(83)
Total borrowed funds	12,028	211	2.33	13,796	325	3.13	(1,768)	(80)
Total interest-bearing liabilities	112,655	651	0.77	107,703	1,217	1.51	4,952	(74)
Demand deposits	35,922			28,601			7,321
Other liabilities	4,172			3,637			535
Total liabilities	152,749			139,941			12,808
Stockholders’ equity	22,143			21,403			740
Total liabilities and stockholders’ equity	$174,892			$161,344			$13,548
Interest rate spread			2.68%			2.75%		(7)
Net interest income and net interest margin		$3,457	2.93%		$3,471	3.18%		(25)
Net interest income and net interest margin, FTE(1)		$3,467	2.93%		$3,488	3.19%		(26)
Memo: Total deposits (interest-bearing and demand)	$136,549	$440	0.43%	$122,508	$892	0.97%	$14,041	(54) bps
(1) Net interest income and net interest margin is presented on an FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial loans for the periods presented.
Year-To-Date Results:    Net interest income of $3.5 billion was stable with the first nine months 2019, despite the lower rate and challenging yield-curve environment, given 8% growth in interest-earning assets.
Net interest margin on an FTE basis of 2.93% decreased 26 basis points compared to 3.19% in the first nine months of 2019, as the impact of lower interest rates was partially offset by lower funding costs and improved deposit mix, as well as continued mix shift towards higher yielding assets. Average interest-earning asset yields of 3.45% decreased 81 basis points from 4.26% in the first nine months of 2019, while average interest-bearing liability costs of 0.77% decreased 74 basis points from 1.51% in the first nine months of 2019.
Average interest-earning assets of $157.8 billion increased $11.7 billion, or 8%, from the first nine months of 2019, driven by an $9.1 billion, or 8%, increase in average loans and leases and LHFS. Results reflected a $6.1

Citizens Financial Group, Inc. | 16

billion increase in average commercial loans and leases, a $3.1 billion increase in average interest-bearing cash and due from banks and deposits in banks and a $1.3 billion increase in average retail loans. Commercial loan growth was driven by the impact of higher COVID-19-related line of credit utilization and PPP loans. Interest-bearing cash and due from banks and deposits in banks growth was driven by strong deposit flows. Retail loan growth was driven by education, partially offset by loan sales, and other retail, partially offset by lower home equity.
Average deposits of $136.5 billion increased $14.0 billion, or 11%, from the first nine months of 2019, reflecting growth in money market accounts, demand deposits, checking with interest and savings resulting from the impact of government stimulus as well as corporate clients building liquidity. These results were partially offset by a decline in term deposits. Average total borrowed funds of $12.0 billion decreased $1.8 billion from the first nine months of 2019, reflecting a decrease in long-term and short-term borrowed funds resulting from deposit growth. Total borrowed funds costs of $211 million decreased $114 million from the first nine months of 2019. The total borrowed funds cost of 2.33% decreased 80 basis points from 3.13% in the first nine months of 2019 due to lower interest cost on long-term senior debt and decreased use of FHLB advances as a funding source resulting from improved deposit mix.
Noninterest Income

The following table presents a five quarter trend of our total noninterest income:

Third quarter 2020 versus second quarter 2020: Noninterest income of $654 million, up 11%, reflecting increased mortgage banking fees, higher service changes and fees, trust and investment service fees, as well as card fees and higher letter of credit and loan fees given increased customer activity. Other income includes the gain on sale of education loans. These results were partially offset by a decrease in foreign exchange and interest rate products given lower customer hedging activity.

The following table presents the significant components of our noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Service charges and fees	$97	$128	($31)	(24%)	$299	$377	($78)	(21%)
Mortgage banking fees	287	117	170	145	722	222	500	225
Card fees	57	67	(10)	(15)	161	190	(29)	(15)
Capital markets fees	58	39	19	49	162	150	12	8
Trust and investment services fees	53	50	3	6	151	150	1	1
Foreign exchange and interest rate products	27	35	(8)	(23)	85	106	(21)	(20)
Letter of credit and loan fees	37	34	3	9	102	100	2	2
Securities gains, net	1	3	(2)	(67)	4	15	(11)	(73)
Other income (1)	37	20	17	85	55	73	(18)	(25)
Noninterest income	$654	$493	$161	33%	$1,741	$1,383	$358	26%
(1) Includes bank-owned life insurance income and other income for all periods presented, and net impairment losses recognized in earnings on available for sale debt securities for the 2019 periods presented.

Citizens Financial Group, Inc. | 17

Quarterly Results: Noninterest income increased $161 million from third quarter 2019, and reflected increased mortgage banking fees and capital markets fees. Mortgage banking fees of $287 million reflected higher origination volumes and gain on sale margins while growth in capital markets fees was driven by an increase in advisory fees and a recovery on loan and bond trading. Other income increased from third quarter 2019 levels given the third quarter 2020 gain on sale of education loans associated with balance sheet optimization initiatives, partially offset by lower leasing income related to the benefit of a lease restructuring in 2019. Current results were partially offset by lower service charges and fees, card fees, and lower foreign exchange and interest rate products fees given the impact of COVID-19 and associated lockdowns.
Year-To-Date Results: Noninterest income increased $358 million from the first nine months of 2019, as third quarter 2020 results reflected increased mortgage banking fees resulting from higher refinancing activity caused by lower rates were partially offset by the impact of COVID-19 and associated lockdowns on service charges and fees, card fees and foreign exchange and interest rate products. Mortgage banking fees of $722 million reflected increased origination volumes and improved gain on sale margins. The decline in foreign exchange and interest rate products was primarily driven by a lower rate environment in 2020. Other income decreased from the first nine months of 2019 levels given lower leasing income and lower gains related to asset dispositions in the current period.
Noninterest Expense
The following table presents a five quarter trend of our total noninterest expense:
Third quarter 2020 versus second quarter 2020: Noninterest expense of $988 million increased 1% and included the impact of notable items. On a Underlying basis, noninterest expense of $957 million was down slightly given strong expense discipline, as well as lower other operating expense.
The following table presents the significant components of our noninterest expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Salaries and employee benefits	$524	$508	$16	3%	$1,586	$1,524	$62	4%
Equipment and software expense	149	130	19	15	424	381	43	11
Outside services	139	128	11	9	405	356	49	14
Occupancy	81	80	1	1	247	245	2	1
Other operating expense	95	127	(32)	(25)	317	355	(38)	(11)
Noninterest expense	$988	$973	$15	2%	$2,979	$2,861	$118	4%

Quarterly Results: Noninterest expense increased $15 million and underlying noninterest expense of $957 million was stable with third quarter 2019. Higher equipment and software expense reflected continued investment in technology, and higher salaries and employee benefits expense reflected revenue-based compensation tied to increased mortgage originations. Higher outside services were tied to growth initiatives. Lower other operating expense reflected lower travel and advertising expenses and a $10 million charge related to a lease restructuring in the prior year.

Citizens Financial Group, Inc. | 18

Year-To-Date Results:    Noninterest expense increased $118 million, or 4%, from the first nine months of 2019, largely reflecting higher salaries and employee benefits given the impact of annual merit increases and revenue-based compensation tied to increased mortgage originations. Results also reflected higher equipment and software expense given continued investments in technology as well as higher outside services largely tied to growth initiatives. These results were partially offset by lower other operating results given lower travel and advertising expenses. Underlying noninterest expense of $2.9 billion increased $66 million, or 2%.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccruing Loans and Leases” for more information.
Quarterly Results: The provision for credit losses of $428 million, which includes a $209 million reserve build, compared with $101 million in third quarter 2019. Net charge-offs of $219 million increased $106 million from the third quarter of 2019, primarily due to one credit to a mall real estate investment trust and one commercial credit in metals and mining, and a decrease in retail reflecting the impact of U.S. Government economic stimulus programs and forbearance.
Year-To-Date Results:    The provision for credit losses of $1.5 billion, which includes a $989 million reserve build primarily associated with the impacts from the COVID-19 pandemic and associated lockdowns on our loan portfolio resulting from a sudden rise in unemployment and drop in GDP, compared with $283 million in first nine months 2019. Net charge-offs of $503 million increased $195 million from the first nine months of 2019, driven by a $196 million increase in commercial loan and lease net charge-offs.

Citizens Financial Group, Inc. | 19

Income Tax Expense
Quarterly Results: Income tax expense decreased $54 million from third quarter 2019. The effective income tax rate decreased to 16.1% from 20.5% in third quarter 2019, driven by the increased benefit of tax advantaged investments on lower pre-tax income.
Year-To-Date Results: Income tax expense decreased $243 million from the first nine months of 2019. The effective income tax rate decreased to 17.3% from 21.6% in the first nine months of 2019, driven by the increased benefit of tax-advantaged investments on lower pre-tax income.

Citizens Financial Group, Inc. | 20

Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, which, at the segment level, is equal to net charge-offs, and other expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2019 Form 10-K.
Quarterly Results: The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 17 in Item 1 for further information.

	Consumer Banking		Commercial Banking
	Three Months Ended September 30,		Three Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net interest income	$845	$799	$421	$360
Noninterest income	495	336	144	133
Total revenue	1,340	1,135	565	493
Noninterest expense	742	718	210	213
Profit before credit losses	598	417	355	280
Charge-offs	55	83	161	27
Income before income tax expense	543	334	194	253
Income tax expense	136	83	41	57
Net income	$407	$251	$153	$196
Average Balances:
Total assets	$73,605	$66,365	$60,889	$55,614
Total loans and leases(1)(2)	69,719	63,553	57,796	53,814
Deposits	94,212	85,595	41,393	31,491
Interest-earning assets	69,925	63,605	58,177	54,087
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income increased $46 million, or 6%, from the third quarter of 2019, driven by the benefit of a $6.2 billion increase in average loans led by education, other retail and the impact of the PPP loan program, and a $8.6 billion increase in average deposits, partially offset by lower deposit margins driven by the low rate environment. Noninterest income increased $159 million, or 47%, from the third quarter of 2019, driven by mortgage banking fees (reflecting origination volumes and gain on sale margins), partially offset by lower service charges and fees and card fees due to continuing COVID-19-related impacts on customer transaction volume. Noninterest expense increased $24 million, or 3%, from the third quarter of 2019, reflecting higher salaries and benefits costs tied to higher mortgage origination volumes. Provision for credit losses of $55 million decreased $28 million, or 34%, driven by the impact of COVID-19-related stimulus and forbearance programs.
Commercial Banking
Net interest income of $421 million increased $61 million, or 17%, from $360 million in the third quarter of 2019, primarily due to higher loan volume and favorable interest-bearing deposits cost of funds pricing. Noninterest income of $144 million increased $11 million, or 8%, from $133 million in the third quarter of 2019, driven by capital markets fees and letter of credit and loan fees. Noninterest expense of $210 million decreased $3 million, or 1%, from $213 million in the third quarter of 2019, driven by lower travel costs. Provision for credit losses of $161 million increased $134 million from the third quarter of 2019, driven primarily by one credit in a mall real estate investment trust and one commercial credit in metals and mining.

Citizens Financial Group, Inc. | 21

Year-To-Date Results: The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 17 in Item 1 for further information.

	Consumer Banking		Commercial Banking
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net interest income	$2,452	$2,386	$1,205	$1,103
Noninterest income	1,280	860	413	432
Total revenue	3,732	3,246	1,618	1,535
Noninterest expense	2,215	2,133	644	639
Profit before credit losses	1,517	1,113	974	896
Charge-offs	232	228	274	73
Income before income tax expense	1,285	885	700	823
Income tax expense	322	219	147	184
Net income	$963	$666	$553	$639
Average Balances:
Total assets	$71,227	$65,624	$61,722	$55,793
Total loans and leases(1)(2)	67,763	62,803	58,784	54,299
Deposits	90,377	84,619	38,905	30,535
Interest-earning assets	67,866	62,856	59,201	54,585
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income increased $66 million, or 3%, from the first nine months of 2019, driven by the benefit of a $5.0 billion increase in average loans led by growth in education and the impact of the PPP loans program, and a $5.8 billion increase in average deposits, partially offset by lower deposit margins driven by the low rate environment. Noninterest income increased $420 million, or 49%, from the first nine months of 2019, driven by higher mortgage banking fees, partially offset by lower service charges and fees and card fees. Noninterest expense increased $82 million, or 4%, from the first nine months of 2019, reflecting higher salaries and benefits and outside services tied to strong mortgage volume, partially offset by lower other expense. Provision for credit losses of $232 million increased $4 million, or 2%, remaining relatively stable.
Commercial Banking
Net interest income of $1.2 billion increased $102 million, or 9%, from $1.1 billion in the first nine months of 2019, primarily due to higher loan and lower-costing deposit volume. Noninterest income of $413 million decreased $19 million, or 4%, from $432 million in the first nine months of 2019, driven by a decrease in foreign exchange and interest rate products and other income. Noninterest expense of $644 million increased $5 million, or 1%, from $639 million in the first nine months of 2019, driven by higher salaries and employee benefit expenses, partly offset by lower travel. Provision for credit losses of $274 million increased $201 million from the first nine months of 2019, driven by charge-offs in CRE, metals and mining, oil and gas, casual dining and education industry sectors.

Citizens Financial Group, Inc. | 22

ANALYSIS OF FINANCIAL CONDITION
Securities
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The following table presents our securities AFS and HTM:

	September 30, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$71	$71
State and political subdivisions	4	4	5	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,962	21,541	19,803	19,875
Other/non-agency	482	515	638	662
Total mortgage-backed securities, at fair value	21,444	22,056	20,441	20,537
Asset-backed securities, at fair value	813	813	—	—
Total debt securities available for sale, at fair value	$22,272	$22,884	$20,517	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,578	$2,709	$3,202	$3,242
Total debt securities held to maturity, at cost	$2,578	$2,709	$3,202	$3,242
Total debt securities available for sale and held to maturity	$24,850	$25,593	$23,719	$23,855
Equity securities, at fair value	$57	$57	$47	$47
Equity securities, at cost	605	605	807	807
Total equity securities	$662	$662	$854	$854

The fair value of the AFS debt securities portfolio of $22.9 billion at September 30, 2020 increased $2.3 billion from $20.6 billion at December 31, 2019 due to an increase of $1.8 billion related to reinvestment timing and an asset-backed securitization transaction related to the sale of certain education loans, which is further described in Note 7. There was also a $516 million increase in value due to lower long-term rates. The decline in the fair value of the HTM debt portfolio of $533 million was primarily attributable to portfolio runoff. For further information, see Note 1.
As of September 30, 2020, the portfolio’s average effective duration was 2.8 years compared with 3.7 years as of December 31, 2019, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within risk appetite in the context of the broader interest rate risk in the banking book framework and limits.
The securities portfolio is primarily comprised of high quality, highly liquid investments reflecting our ongoing commitment to maintaining appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 95% of the fair value of the debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge them to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2019 Form 10-K. The securities portfolio also includes asset-backed securities, which were acquired in conjunction with the sale of certain education loans. For further information, see Note 2 and Note 7.

Citizens Financial Group, Inc. | 23

Loans and Leases
The following table presents our loans and leases in portfolio segments and classes:

(in millions)	September 30, 2020	December 31, 2019	Change	Percent
Commercial(1)	$45,185	$41,479	$3,706	9%
Commercial real estate	14,889	13,522	1,367	10
Leases	2,288	2,537	(249)	(10)
Total commercial loans and leases	62,362	57,538	4,824	8
Residential mortgages	19,633	19,083	550	3
Home equity	12,322	13,154	(832)	(6)
Automobile	12,035	12,120	(85)	(1)
Education	11,631	10,347	1,284	12
Other retail	6,088	6,846	(758)	(11)
Total retail loans	61,709	61,550	159	—
Total loans and leases(2)	$124,071	$119,088	$4,983	4%
(1) Includes PPP loans fully guaranteed by the SBA of $4.7 billion as of September 30, 2020.
(2) LHFS, at fair value of $3.6 billion and $1.9 billion at September 30, 2020 and December 31, 2019, respectively, and other LHFS of $127 million and $1.4 billion at September 30, 2020 and December 31, 2019, respectively, are not included above.
Total loans and leases increased $5.0 billion from $119.1 billion as of December 31, 2019, largely driven by $4.7 billion of commercial PPP loans to small business customers. Growth in retail loans, driven by education, was muted in part by the sale in September 2020 of $973 million of education loans, inclusive of accrued interest, capitalized interest and fees, and a decline in home equity. For further information, see Note 7.
As of September 30, 2020, under our COVID-19-related forbearance programs that are guided by the CARES Act as well as banking regulator interagency guidance, we have deferred payments on:

•	Approximately $2.4 billion, or 3.8%, of our retail portfolio,

•	Approximately $795 million, or 1.4%, of our commercial portfolio, and

•	Approximately $464 million, or 8.1%, of our Business Banking portfolio.
As of October 31, 2020, we have deferred payments on:

•	Approximately $1.7 billion, or 2.8%, of our retail portfolio,

•	Approximately $608 million, or 1.1%, of our commercial portfolio, and

•	Approximately $61 million, or 1.1%, of our Business Banking portfolio.
The vast majority of these deferrals are not classified as TDRs.
Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses.”
The ACL of $2.7 billion as of September 30, 2020 included the $451 million increase from the adoption of CECL on January 1, 2020, as well as the $989 million increase due to the impacts of the COVID-19 pandemic and associated lockdowns on the national economy from March to September 2020. This compared with the ACL of $1.3 billion as of December 31, 2019. For further information, see Note 4.

Citizens Financial Group, Inc. | 24

The following table presents ratios related to our ALLL and ACL:

(dollars in millions)	September 30, 2020	December 31, 2019
Allowance for loan and lease losses	$2,542	$1,252
Allowance for credit losses	2,736	1,296
Allowance for loan and lease losses to loans and leases	2.05%	1.05%
Allowance for credit losses to loans and leases	2.21	1.09
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(1)	2.29	1.09
Allowance for loan and lease losses to nonaccruing loans and leases	199.04	177.99
Allowance for credit losses to nonaccruing loans and leases	214.22	184.31
(1) For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”
The following table presents our nonaccrual loans and leases:

(dollars in millions)	September 30, 2020	December 31, 2019	Change	Percent
Commercial	$435	$240	$195	81%
Commercial real estate	323	2	321	NM
Leases	2	3	(1)	(33)
Total commercial loans and leases	760	245	515	210
Residential mortgages	131	93	38	41
Home equity	265	246	19	8
Automobile	80	67	13	19
Education	16	18	(2)	(11)
Other retail	25	34	(9)	(26)
Total retail loans	517	458	59	13
Nonaccrual loans and leases	$1,277	$703	$574	82%
NPLs of $1.3 billion as of September 30, 2020 increased $574 million, or 82%, from December 31, 2019, reflecting a $515 million increase in total commercial and a $59 million increase in retail. The increase in NPLs was driven by downgrades in CRE, including two large mall-based REITs, as well as loans in the casual dining, and oil and gas industry sectors.
The following table presents our net charge-offs:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Commercial	$80	$17	$63	NM	$189	$46	$143	NM
Commercial real estate	42	10	32	NM	42	30	12	40
Leases	48	5	43	NM	54	13	41	NM
Total commercial loans and leases	170	32	138	NM	285	89	196	220
Residential mortgages	—	1	(1)	(100)	1	(2)	3	NM
Home equity	(2)	(1)	(1)	(100)	(7)	(10)	3	30
Automobile	7	22	(15)	(68)	54	59	(5)	(8)
Education	5	14	(9)	(64)	29	40	(11)	(28)
Other retail	39	45	(6)	(13)	141	132	9	7
Total retail loans	49	81	(32)	(40)	218	219	(1)	—
Total net charge-offs	$219	$113	$106	94%	$503	$308	$195	63%
Third quarter 2020 NCOs of $219 million increased $106 million, or 94%, from $113 million in third quarter 2019, driven by an increase in total commercial of $138 million and partially offset by a $32 million reduction in retail. Third quarter 2020 annualized net charge-offs of 0.70% of average loans and leases were up 32 basis points from third quarter 2019.

Citizens Financial Group, Inc. | 25

First nine months of 2020 NCOs of $503 million increased $195 million, or 63%, from $308 million in the first nine months of 2019, driven by an increase in commercial of $196 million and retail remaining flat. First nine months of 2020 annualized net charge-offs of 0.54% of average loans and leases were up 19 basis points from first nine months of 2019.
The increase in commercial NCOs in the third quarter of 2020 and first nine months of 2020 as compared to 2019 were driven by charge-offs in CRE, metals and mining, oil and gas, and casual dining. Retail NCOs were down in the third quarter of 2020 due to U.S. Government stimulus programs and forbearance, and were flat in the first nine months of 2020 as compared to the first nine months of 2019.
We continue to assess the impact of the COVID-19 pandemic and associated lockdowns and have instituted a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
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
As of September 30, 2020, total commercial NPLs of $760 million increased $515 million from $245 million as of December 31, 2019, representing 1.2% and 0.4% of the total commercial loan and lease portfolio as of September 30, 2020 and December 31, 2019, respectively.
Third quarter 2020 total commercial NCOs of $170 million compared to $32 million in third quarter 2019, representing an 84 basis points increase in the NCO rate. Total commercial loan and lease NCOs of $285 million for the first nine months of 2020 compared to NCOs of $89 million for the first nine months of 2019, representing a 39 basis point increase.
The increases in commercial NPLs and NCOs were driven largely by a deterioration in certain industry sectors, including retail real estate, casual dining, and energy related, resulting from the impacts of COVID-19 and associated lockdowns.
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
The recorded investment in commercial loans and leases based on regulatory classification ratings is presented below:

	September 30, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial(1)	$41,151	$2,050	$1,580	$404	$45,185
Commercial real estate	13,351	849	468	221	14,889
Leases	2,210	41	13	24	2,288
Total commercial loans and leases	$56,712	$2,940	$2,061	$649	$62,362
(1) Includes $4.7 billion of PPP loans designated as pass that are fully guaranteed by the SBA as of September 30, 2020.

Citizens Financial Group, Inc. | 26

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial loans and leases	$54,502	$1,778	$1,009	$249	$57,538
Total commercial criticized loans and leases were $5.7 billion as of September 30, 2020, representing 9.1% of total commercial loans and leases. The increase of $2.6 billion,from December 31, 2019 was largely due to COVID-19-related deterioration in certain industry sectors across commercial and commercial real estate, including accommodation and food services, real estate (REITs and entertainment properties), energy and related, and automotive rental.
Commercial criticized loans totaled $4.0 billion of the total commercial portfolio, and increased $1.5 billion, or 60%, from December 31, 2019, due to the migration to criticized loans for hospitality, automotive rental, casual dining. Commercial accounted for 71% of total criticized loans as of September 30, 2020, compared to 83% as of December 31, 2019.
Commercial real estate criticized loans totaled $1.5 billion of the commercial real estate portfolio and increased from $353 million, or 2.6%, as of December 31, 2019, due to the migration to criticized loans for a few sizable borrowers in the hospitality, multifamily and retail industry sectors. Commercial real estate accounted for 27% of total criticized loans as of September 30, 2020, compared to 12% as of December 31, 2019.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in the auto finance and education lending.
The following table presents an analysis of the aging of retail loans as a percentage of loan class:

	September 30, 2020				June 30, 2020				December 31, 2019
	Days Past Due				Days Past Due				Days Past Due
	Current-29	30-59	60-89	90 or More	Current-29	30-59	60-89	90 or More	Current-29	30-59	60-89	90 or More
Residential mortgages	98.96%	0.33%	0.08%	0.63%	98.95%	0.34%	0.17%	0.54%	99.29%	0.18%	0.09%	0.44%
Home equity	97.44	0.41	0.24	1.91	97.37	0.57	0.33	1.73	97.57	0.69	0.30	1.44
Automobile	98.26	1.22	0.43	0.09	97.97	1.35	0.55	0.13	97.26	1.87	0.67	0.20
Education	99.61	0.24	0.10	0.05	99.59	0.24	0.11	0.06	99.45	0.29	0.14	0.12
Other retail	98.64	0.54	0.36	0.46	98.54	0.49	0.39	0.58	98.29	0.66	0.45	0.60
Total retail loans	98.62%	0.52%	0.21%	0.65%	98.51%	0.58%	0.29%	0.62%	98.43%	0.70%	0.30%	0.57%
For more information on the aging of accruing and nonaccruing retail loans, see Note 4.
The following tables present asset quality metrics for the retail loan portfolio:

	September 30, 2020	December 31, 2019
Average refreshed FICO for total portfolio	769	764
CLTV ratio for secured real estate(1)	60%	59%
Nonaccruing retail loans to total retail	0.84	0.74
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

Citizens Financial Group, Inc. | 27

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change		Percent	2020	2019	Change		Percent
Net charge-offs	$49	$81	($32)		(40%)	$218	$219	($1)		—%
Annualized net charge-off rate	0.32%	0.53%	(21	) bps		0.48%	0.49%	(1	) bps
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
As of September 30, 2020, $715 million of retail loans were classified as TDRs, compared with $667 million as of December 31, 2019. As of September 30, 2020, $180 million of retail TDRs were in nonaccrual status with 44% current with payments compared to $143 million in nonaccrual status with 38% current on payments at December 31, 2019. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated to estimate ACL, and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs, see Note 5 in our 2019 Form 10-K.
The following tables present retail TDRs by loan class, including delinquency status for accruing TDRs and TDRs in nonaccrual:

	September 30, 2020
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$151	2.3%	1.1%	$49	$200
Home equity	234	1.1	—	82	316
Automobile	3	0.1	—	38	41
Education	120	0.7	0.3	9	129
Other retail	27	0.3	—	2	29
Total	$535	4.5%	1.4%	$180	$715

	December 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$113	3.8%	2.1%	$41	$154
Home equity	240	1.9	—	84	324
Automobile	13	0.2	—	8	21
Education	127	0.9	0.3	7	134
Other retail	31	0.6	—	3	34
Total	$524	7.4%	2.4%	$143	$667

Citizens Financial Group, Inc. | 28

Non-Core Assets

(in millions)	September 30, 2020	December 31, 2019	Change	Percent
Commercial	$41	$6	$35	583%
Commercial real estate	10	11	(1)	(9)
Leases	405	444	(39)	(9)
Total commercial loans and leases	456	461	(5)	(1)
Residential mortgages	77	91	(14)	(15)
Home equity	299	400	(101)	(25)
Education	147	166	(19)	(11)
Total retail loans	523	657	(134)	(20)
Total non-core loans and leases	979	1,118	(139)	(12)
Other assets	105	122	(17)	(14)
Total non-core assets	$1,084	$1,240	($156)	(13%)
Non-core assets are primarily liquidating loan and lease portfolios inconsistent with our strategic priorities, generally as a result of geographic location, industry, product type or risk level and are included in Other.
Deposits
The following table presents the major components of our deposits:

(in millions)	September 30, 2020	December 31, 2019	Change	Percent
Demand	$41,249	$29,233	$12,016	41%
Checking with interest	27,141	24,840	2,301	9
Regular savings	17,237	13,779	3,458	25
Money market accounts	46,400	38,725	7,675	20
Term deposits	10,894	18,736	(7,842)	(42)
Total deposits	$142,921	$125,313	$17,608	14%

Total deposits as of September 30, 2020 increased $17.6 billion, or 14%, to $142.9 billion, from $125.3 billion as of December 31, 2019, reflecting the impact of government stimulus as well as corporate clients building liquidity. Citizens Access®, our digital platform, ended the quarter with $6.2 billion of deposits, up from $5.8 billion as of December 31, 2019.

Citizens Financial Group, Inc. | 29

Borrowed Funds
Total borrowed funds as of September 30, 2020 decreased $5.0 billion from December 31, 2019, driven by a $22 million and $4.9 billion decrease in short-term and long-term borrowed funds, respectively.
Long-term borrowed funds
The following table presents a summary of our long-term borrowed funds:

(in millions)	September 30, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022 (1)	181	348
3.750% fixed-rate subordinated debt, due July 2024 (1)	159	250
4.023% fixed-rate subordinated debt, due October 2024 (1)	25	42
4.350% fixed-rate subordinated debt, due August 2025 (1)	193	249
4.300% fixed-rate subordinated debt, due December 2025 (1)	450	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	745	—
2.638% fixed-rate subordinated debt, due September 2032 (1)	542	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (2)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (2)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	750	750
2.550% senior unsecured notes, due May 2021	1,005	991
3.250% senior unsecured notes, due February 2022	720	711
0.985% floating-rate senior unsecured notes, due February 2022 (2)	299	299
1.044% floating-rate senior unsecured notes, due May 2022 (2)	250	250
2.650% senior unsecured notes, due May 2022	512	501
3.700% senior unsecured notes, due March 2023	530	515
1.168% floating-rate senior unsecured notes, due March 2023 (2)	249	249
2.250% senior unsecured notes, due April 2025	745	—
3.750% senior unsecured notes, due February 2026	555	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.943% weighted average rate, due through 2038	19	5,008
Other	36	18
Total long-term borrowed funds	$9,109	$14,047
(1) The September 30, 2020 balances reflect the results of the September 2020 subordinated debt private exchange offers and related cash tender offers. See “Capital and Regulatory Matters-Regulatory Capital Ratios and Capital Composition” for additional information.
(2) Rate disclosed reflects the floating rate as of September 30, 2020 or final floating rate, as applicable.
Long-term borrowed funds as of September 30, 2020 decreased $4.9 billion from December 31, 2019, reflecting a decrease of $5.0 billion in FHLB advances, which was partially offset by hedging adjustments. The reduction in FHLB advances was the result of lower funding needs due to higher deposit inflows.
The Parent Company’s long-term borrowed funds as of September 30, 2020 and December 31, 2019 included principal balances of $3.5 billion and $2.5 billion respectively, and unamortized deferred issuance costs and/or discounts of ($92) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of September 30, 2020 and December 31, 2019 included principal balances of $5.6 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($13) million and ($13) million, respectively, and hedging basis adjustments of $128 million and $50 million, respectively. See Note 9 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 8.

Citizens Financial Group, Inc. | 30

CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. For more information, see “Regulation and Supervision” in our 2019 Form 10-K.
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

On March 4, 2020, the FRB finalized a stress capital buffer (“SCB”) requirement that integrates regulatory capital requirements with the results of the FRB’s supervisory stress tests by replacing the CCB of 2.5% with a dynamic SCB requirement. The new SCB requirement is based on the projected losses under the supervisory severely adverse scenario of each firm subject to CCAR plus four quarters of planned common stock dividends, subject to a floor of 2.5%. Under the SCB framework, the FRB will no longer object to capital plans on quantitative grounds and each firm will be required to maintain capital ratios above the sum of its minimum requirements and the SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. For Category IV firms, like us, the FRB has stated that the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. On October 1, 2020 our SCB of 3.4% became effective and will apply to our capital actions through September 30, 2021.

On September 30, 2020, the FRB issued a proposed rule to make conforming changes to its capital plan rule, stress capital buffer requirements, and capital planning requirements to be consistent with the Tailoring Rules framework. Under the proposal, Category IV firms, like us, would have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. For purposes of calculating the SCB in 2021, the proposed rule would require us to notify the FRB of our intention to participate in the 2021 supervisory stress test by February 15, 2021.  In addition, the proposal would maintain the requirement for firms like us to submit capital plans annually but would generally remove the capital plan rule requirement to calculate forward-looking projections of capital under supervisory scenarios and also reduce compliance burden related to reporting requirements.

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

In light of the heightened uncertainty related to the COVID-19 pandemic, the FRB has also taken certain actions to preserve capital at banks. Among those actions, the FRB imposed certain limitations on firms for third quarter of 2020, including mandatory suspension of share repurchases and capping common stock dividends at existing rates and the average net income over the preceding four quarters. On September 30, 2020, the FRB extended these limitations through the fourth quarter of 2020, and these limitations may be extended by the FRB quarter-by-quarter. Further, the FRB announced that it requires CCAR firms, like us, to conduct an additional round of stress tests and resubmit updated capital plans to reflect changes in the macroeconomic environment due to the COVID-19 pandemic. Consistent with the FRB’s mandate, we resubmitted our capital plan on November 2, 2020.

Regulations relating to capital planning, regulatory reporting, and stress capital buffer requirements applicable to firms like us are presently subject to rulemaking and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.

Citizens Financial Group, Inc. | 31

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
Effective for us on April 1, 2020, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of September 30, 2020, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.

In reaction to the COVID-19 pandemic, on September 30, 2020 the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of September 30, 2020, $584 million of the capital benefit has been accumulated for application to the three-year transition period.

For additional discussion of the U.S. Basel III capital framework and its related application, see Regulation and Supervision” in our 2019 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

	September 30, 2020		December 31, 2019		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$14,345	9.8%	$14,304	10.0%	7.0%
Tier 1 capital	16,310	11.2	15,874	11.1	8.5
Total capital	19,427	13.3	18,542	13.0	10.5
Tier 1 leverage	16,310	9.5	15,874	10.0	4.0
Risk-weighted assets	146,131		142,915
Quarterly adjusted average assets	171,938		158,782
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a CCB of 2.5%; N/A to Tier 1 leverage.
At September 30, 2020, our CET1 capital, tier 1 capital and total capital ratios were 9.8%, 11.2% and 13.3%, respectively, as compared with 10.0%, 11.1%, and 13.0%, respectively, as of December 31, 2019. The CET1 capital ratio decreased as $3.2 billion of risk-weighted asset (“RWA”) growth and the impact of the capital actions described in “—Capital Transactions” below were partially offset by net income for the nine months ended September 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption. The tier 1 capital ratio increased as the changes in CET1 capital were more than offset by the issuance of Series F preferred stock described in “—Capital Transactions” below. The total capital ratio increased due to the changes in CET1 and tier 1 capital and the net change in AACL attributable to CECL adoption and the modified transition amount partially offset by the subordinated debt exchange offers described in “—Regulatory Capital Ratios and Capital Composition” below. At September 30, 2020, our CET1 capital, tier 1 capital and total capital ratios were approximately 280 basis points, 270 basis points and 280 basis points, respectively, above their regulatory minimums plus the capital conservation buffer. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.3 billion at September 30, 2020, an increase of $41 million from $14.3 billion at December 31, 2019, largely driven by net income for the nine months ended September 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption, partially offset by common share repurchases and dividends. Tier 1 capital at September 30, 2020 totaled $16.3 billion, reflecting a $436 million increase from $15.9 billion at December 31, 2019, driven by the changes in CET1 capital and the issuance of Series F preferred stock. Total capital of $19.4 billion at September 30, 2020, increased $885 million from December 31, 2019, driven by the changes in CET1 and Tier 1 capital and the net change in AACL attributable to the adoption of CECL and the modified transition amount, partially offset by a decrease in qualifying subordinated debt.

Citizens Financial Group, Inc. | 32

RWA totaled $146.1 billion at September 30, 2020, based on U.S. Basel III Standardized rules, up $3.2 billion from December 31, 2019. This increase was driven by higher derivative valuations, increases in education loans, commercial real estate loans, commercial past due loans, MSR RWA, resulting from the finalization of the simplification rules which increased risk weight from 100% to 250%, and an increase in residential mortgages. These RWA increases were partially offset by lower high volatility commercial real estate and home equity loans.
As of September 30, 2020, the tier 1 leverage ratio was 9.5%, decreasing from 10.0% at December 31, 2019 driven by the $13.2 billion increase in quarterly adjusted average assets and higher tier 1 capital.
The following table presents our capital composition under the U.S. Basel III capital framework:

(in millions)	September 30, 2020		December 31, 2019
Total common shareholders' equity	20,504		20,631
Exclusions:
Modified CECL transitional amount	584		—
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	(403)		(1)
Derivatives	(12)		(3)
Unamortized net periodic benefit costs	405		415
Deductions:
Goodwill	(7,050)		(7,044)
Deferred tax liability associated with goodwill	377		374
Other intangible assets	(60)		(68)
Total common equity tier 1	14,345		14,304
Qualifying preferred stock	1,965		1,570
Total tier 1 capital	16,310		15,874
Qualifying subordinated debt(1)	1,298		1,372
Allowance for credit losses	2,736		1,296
Exclusions from tier 2 capital:
Modified AACL transitional amount	(698)		—
Excess allowance for credit losses(2)	(219)		—
Adjusted allowance for credit losses	1,819		1,296
Total capital	$19,427	18,542	$18,542
(1) As of September 30, 2020 and December 31, 2019, the amount of non-qualifying subordinated debt excluded from regulatory capital was $252 million and $267 million, respectively.
(2) Excess allowance represents the amount excluded from tier 2 capital that is in excess of 1.25% of risk weighted assets, excluding market risk.
In September 2020, we completed $621 million in private exchange offers for five series of outstanding subordinated notes. Exchange offer participants received a combination of our newly issued subordinated notes due 2032 and an additional cash payment. We also completed related cash tender offers which result in $11 million of subordinated notes being validly tendered and accepted for purchase by us and subsequently cancelled. The completion of the subordinated debt exchange offers will benefit our tier 2 and total capital going forward by increasing the amount of subordinated debt eligible for inclusion in tier 2 capital and reducing the total amount of related interest payments.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2019 Form 10-K.
Capital Transactions
We completed the following capital actions during the nine months ended September 30, 2020:

•	Completed $621 million of subordinated debt private exchange offers in September 2020;

•	Issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock;

Citizens Financial Group, Inc. | 33

•	Declared and paid quarterly common stock dividends of $0.39 per share for first, second, and third quarters of 2020, aggregating to $504 million;

•
Declared a semi-annual dividend of $27.50 per share in first quarter 2020, a quarterly dividend of $13.48 per share in second quarter of 2020 and a quarterly dividend of $10.90 in the third quarter 2020 on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $13 million;

•	Declared a semi-annual dividend of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;

•
Declared quarterly dividends of $15.94 per share for first, second, and third quarters of 2020 on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $14 million;

•
Declared quarterly dividends of $15.88 per share for first, second, and third quarters of 2020 on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $14 million;

•	Declared quarterly dividends of $12.50 per share for first, second, and third quarters of 2020 on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $17 million;

•	Declared quarterly dividends of $19.15 per share for the third quarter of 2020 on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $8 million; and

•	Repurchased $270 million of our outstanding common stock.

Banking Subsidiary’s Capital
The following table presents CBNA’s capital ratios under U.S. Basel III Standardized rules:

	September 30, 2020		December 31, 2019
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,890	10.9%	$15,610	11.0%
Tier 1 capital	15,890	10.9	15,610	11.0
Total capital	18,831	12.9	17,937	12.6
Tier 1 leverage	15,890	9.3	15,610	9.9
Risk-weighted assets	145,788		142,555
Quarterly adjusted average assets	171,519		158,391

CBNA’s CET1 and tier 1 capital totaled $15.9 billion at September 30, 2020, up $280 million from $15.6 billion at December 31, 2019. The increase was primarily driven by net income for the nine months ended September 30, 2020 and 25% of the increase in AACL subsequent to CECL adoption, partially offset by dividends paid to the Parent Company. Total capital was $18.8 billion at September 30, 2020, an increase of $894 million from $17.9 billion at December 31, 2019, driven by the change in CET1 capital and net change in AACL attributable to the adoption of CECL and the modified transition amount and an increase in qualifying subordinated debt.

CBNA’s RWA totaled $145.8 billion at September 30, 2020, up $3.2 billion from December 31, 2019, driven by higher derivative valuations, increases in education loans, commercial real estate loans, commercial past due loans, MSR RWA given the finalization of the simplification rules which increased the MSR risk weight from 100% to 250% and an increase in residential mortgages. These RWA increases were partially offset by lower high volatility commercial real estate and home equity loans.
As of September 30, 2020, CBNA’s tier 1 leverage ratio decreased to 9.3% from 9.9% at December 31, 2019, driven by the $13.1 billion increase in quarterly adjusted average assets and higher tier 1 capital.
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

Citizens Financial Group, Inc. | 34

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
During the nine months ended September 30, 2020, the Parent Company completed the following transactions:

•	Issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on June 4, 2020;

•	Issued $750 million in ten-year 3.250% fixed-rate senior notes on April 30, 2020; and

•	Issued $300 million in ten-year 2.500% fixed-rate senior notes on February 6, 2020.
During the three months ended September 30, 2020 and 2019, the Parent Company declared dividends on common stock of $168 million and $162 million, respectively, and declared dividends on preferred stock of $25 million and $17 million, respectively. During the nine months ended September 30, 2020 and 2019, the Parent Company declared dividends on common stock of $504 million and $459 million, respectively, and declared dividends on preferred stock of $75 million and $50 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.5 billion as of September 30, 2020 compared with $1.4 billion as of December 31, 2019. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At September 30, 2020, the Parent Company’s double-leverage ratio was 98.7%.
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

Citizens Financial Group, Inc. | 35

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

September 30, 2020
	Moody’s	Standard and Poor’s	Fitch

Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At September 30, 2020, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
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

Citizens Financial Group, Inc. | 36

We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2020 total available liquidity was $70.0 billion, comprised of:

•	$8.3 billion in cash (defined as cash balance held at the FRB);

•	$20.4 billion in unencumbered high-quality liquid securities;

•	$13.2 billion in unused FHLB capacity; and

•	$28.1 billion in available discount window capacity (defined as available total borrowing capacity from the FRB based on identified non-mortgage commercial and retail loans collateral).
Core deposits continued to be our primary source of funding and our consolidated period end LDR, which excludes LHFS, was 86.8%. The LDR calculation included $4.7 billion of PPP loans and the impact was an increase in the LDR of 325 basis points as of September 30, 2020.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2020 and 2019, see the Consolidated Statements of Cash Flows.
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 12.

(in millions)	September 30, 2020	December 31, 2019	Change	Percent
Commitments to extend credit	$73,173	$72,743	$430	1%
Letters of credit	2,132	2,190	(58)	(3)
Risk participation agreements	103	37	66	178
Loans sold with recourse	48	37	11	30
Marketing rights	29	33	(4)	(12)
Total	$75,485	$75,040	$445	1%
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

Citizens Financial Group, Inc. | 37

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
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial loans and leases), timing and amount of expected draws (for unfunded lending commitments), FICO, LTV, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
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

Citizens Financial Group, Inc. | 38

The ACL is established in accordance with our credit reserve policies, as approved by the Audit Committee of the Board of Directors. The Chief Financial Officer and Chief Risk Officer review the adequacy of the ACL each quarter, together with our risk management team. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ACL.
The difference in ACL as of September 30, 2020 as compared to December 31, 2019 continues to be driven by the COVID-19 and associated lockdowns and the resulting economic impacts from March to September 2020, as well as our adoption of CECL on January 1, 2020. We added $451 million in ACL upon adoption of CECL, and have since added an additional $989 million over the first nine months of 2020, resulting in an ending ACL balance of $2.7 billion.
To determine the ACL as of September 30, 2020, we utilized an economic scenario that generally reflects real GDP growth of 4.5% over 2021, returning to fourth quarter 2019 real GDP levels by the first quarter of 2022. The scenario also projects the fourth quarter 2020 unemployment rate to be in the range of 9% to 9.5%, and falling to 7% to 7.5% by the fourth quarter of 2021. While the macroeconomic forecast was slightly improved relative to the second quarter 2020 forecast, we continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 and associated lockdowns, including retail and hospitality, casual dining, retail trade, price-sensitive energy and related, and educational services, as well as in certain retail products.
To provide context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.7 billion represents 41% of the $6.7 billion of nine-quarter losses projected in the Federal Reserve run 2020 DFAST Supervisory Severely Adverse scenario (the “DFAST scenario”), which forecasted more protracted unemployment and GDP declines compared with our ACL calculation which included the impacts of government stimulus.
Comparatively, our ACL represents 56% of the $4.9 billion of projected losses in the Company run DFAST scenario. Losses under the Company run DFAST scenario are lower than the Federal Reserve run scenario due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. In addition, both DFAST scenarios include incremental losses associated with an assumption that balance sheet levels remain flat due to loan originations post-September 30, 2020. In contrast, our September 30, 2020 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the recovery path is clearer than it was at the end of the second quarter 2020, significant future uncertainty still exists, including size and timing of further monetary and fiscal stimulus, and timing and effectiveness of a vaccine. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. Further, the variables and inputs may be idiosyncratically affected by existing or future monetary and fiscal stimulus programs and forbearance and other customer accommodation efforts. Nevertheless, changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace and vigor of the expected recovery is worse than expected, further building of our ACL could be required.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 and Note 4.
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is assigned to our reporting units at the acquisition date. Our reporting units align to our operating segments identified in Note 17. We have identified and assigned goodwill totaling $7.1 billion at September 30, 2020, to our reporting units as follows: $2.3 billion to Consumer Banking and $4.8 billion to Commercial Banking.
Goodwill is not amortized but is subject to annual impairment tests. We review goodwill for impairment annually as of October 31 and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. Impairment indicators are evaluated considering a number of external factors including local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates, COVID-19 pandemic-related government stimulus efforts, and the banking regulatory environment, as well as internal factors including our credit performance, interest rate margin and operating costs,

Citizens Financial Group, Inc. | 39

and then impacts of those factors on the performance of Citizens’ stock. We have the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. Additionally, we evaluate goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired. If it is more likely than not that the fair value exceeds the carrying value, no further testing is necessary, otherwise a quantitative assessment of goodwill is required.
The quantitative assessment, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value inclusive of goodwill, the applicable goodwill is not considered impaired. If the carrying value of the reporting unit inclusive of goodwill exceeds its fair value, an impairment charge against net income is recorded equal to the excess amount. Under the quantitative impairment assessment, the fair values of our reporting units are determined using a combination of income and market-based approaches. We rely on the income approach (discounted cash flow method, or “DCF”) as our primary method to determine a range of values for each reporting unit, with the market and transaction approaches used to inform management of the best estimate of value within that range.
Significant management judgment is necessary in the determination of the fair value of a reporting unit as the income approach requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and capital retention rates. The determination of fair value is a highly subjective process, and actual future cash flows may differ from forecasted results.
Cash flow projections rely upon multi-year financial forecasts developed for each reporting unit that consider key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, fees and expenses, forward interest rates, historical performance, credit performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit is estimated based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, unemployment and inflation.
Our discount rate was based on the estimated cost of equity under the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, and beta specific to a particular reporting unit. The discount rates are also calibrated on the assessment of the risks related to the projected cash flows of each reporting unit.
Under the market approach, valuation of our reporting units considers a combination of earnings and equity multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of non-controlling interests, the valuations incorporate a control premium.
In the first quarter of 2020, U.S. economic conditions deteriorated significantly with the spread of the COVID-19 pandemic and associated lockdowns. In response to the crises and the ongoing impacts to the banking industry and markets in which we operate, we performed a quantitative goodwill impairment assessment in the third quarter 2020. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions and ongoing impacts of the COVID-19 pandemic, including a federal funds target near zero and near-term elevated ACL, offset by significant monetary and fiscal stimulus. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. At the conclusion of the quantitative assessment it was determined that the estimated fair value of the Commercial Banking reporting unit did not substantially exceed its carrying value, and that of the Consumer Banking reporting unit did substantially exceed its carrying value.
The interim quantitative assessment of goodwill impairment included evaluation of various factors that continue to rapidly evolve and for which significant uncertainty remains, including future growth rates and operating margins, the impact of the COVID-19 pandemic to the economy and ongoing government intervention to mitigate that impact. The result of our quantitative goodwill impairment assessment for our Commercial Banking reporting unit is sensitive to certain key factors and, therefore, further weakening in the national economic environment, including worsening of real gross domestic product, unemployment rate, interest rate curve or collateral values, or a more protracted economic recovery than is currently forecasted may impact our discount rate and/or adversely impact our estimation of expected future cash flows for the reporting units, driven by adverse impacts to the amount and/or timing of credit losses, and thereby cause the fair value of the Commercial Banking reporting unit to fall

Citizens Financial Group, Inc. | 40

below its carrying value, resulting in impairment. Any impairment charge would not affect our regulatory capital ratios, tangible common equity ratio or liquidity position.
When performing the quantitative goodwill impairment assessment in the third quarter of 2020, we corroborated the fair value of our reporting units determined by the DCF method by adding the aggregated sum of these fair value measurements to the fair value of our Other non-segment operations and compared this total to our observed market capitalization. Since none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to our common stock price. The sum of the fair values of the reporting units exceeded by a larger amount than observed in recent years the overall market capitalization of Citizens as of September 30, 2020.
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
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within net interest income sensitivity limits. This analysis would typically include a negative 100 basis point shock and gradual decreases; however, the table has been changed to a negative 25 basis points due to the current low interest rate environment.

Citizens Financial Group, Inc. | 41

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2020	December 31, 2019
Instantaneous Change in Interest Rates
+200	17.3%	6.9%
+100	9.8	3.6
-25	(1.8)	(1.3)
Gradual Change in Interest Rates
+200	8.4	3.2
+100	4.5	1.5
-25	(1.1)	(0.5)
Asset sensitivity against a 200 basis point gradual increase in rates was 8.4% at September 30, 2020, compared with 3.2% at December 31, 2019. Current levels of asset sensitivity are elevated relative to our core sensitivity profile due to meaningful increases in cash and deposit balances as a result of monetary and fiscal stimulus programs. Core sensitivity is a recognition of the current level of historically low interest rates and is consistent with our positioning in prior periods of policy rates between zero and 25 basis points. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

Using the interest rate curve at September 30, 2020, the estimated net contribution to net interest income related to the interest rate swap contracts we use to manage the interest rate exposure to the variability in the interest cash flows on our floating-rate commercial loans and floating-rate wholesale funding, as well as the variability in the fair value of AFS securities is approximately $132 million for the full-year 2020 and $56 million for the full-year 2021, representing a decline of $76 million year-over-year. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2020.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Amount of pre-tax net (losses) gains recognized in OCI	$—	($5)	$118	$138
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	68	(22)	128	(62)
Amount of pre-tax net (losses) gains reclassified from OCI into interest expense	(11)	8	(22)	9
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance mergers and acquisitions transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential

Citizens Financial Group, Inc. | 42

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
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of September 30, 2020 and December 31, 2019, the fair value of MSRs was $606 million and $642 million, respectively, and the total notional amount of related derivative contracts was $12.4 billion and $8.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management VaR that is consistent with the definition used by banking regulators, as defined below.
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
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk, and do qualify, as “covered positions.” For the three months ended September 30, 2020 and 2019, we were subject to the reporting threshold under the Market Risk Rule, which resulted in the inclusion of $834 million and $662 million of calculated risk-weighted assets, respectively. The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Citizens Financial Group, Inc. | 43

The following table presents the results of our modeled and non-modeled measures for regulatory capital calculations:

(in millions)	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$4	$1	$1	$1	$1	$—
Foreign Exchange Currency Rate	—	—	4	—	—	—	—	—
Credit Spread	11	10	12	7	4	4	5	3
Commodity	—	—	—	—	—	—	—	—
General VaR	11	8	15	6	4	4	5	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$11	$8	$15	$6	$4	$4	$5	$3
Stressed General VaR	$13	$10	$20	$7	$11	$9	$12	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$10	$20	$7	$11	$9	$12	$6
Market Risk Regulatory Capital	$55				$39
Specific Risk Not Modeled Add-on	12				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$67				$53
Market Risk-Weighted Assets	$834				$662
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$834				$662
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

Citizens Financial Group, Inc. | 44

The magnitude of the financial markets sudden dislocation caused by the COVID-19 pandemic resulted in several backtesting exceptions during first quarter 2020. The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2020.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 45

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our Underlying results used throughout the MD&A:

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2020	2019	2020	2019
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,791	$1,638	$5,198	$4,854
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	B	$1,791	$1,638	$5,198	$4,854
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$988	$973	$2,979	$2,861
Less: Notable items		31	19	83	31
Noninterest expense, Underlying (non-GAAP)	D	$957	$954	$2,896	$2,830
Pre-provision profit:
Total revenue (GAAP)	A	$1,791	$1,638	$5,198	$4,854
Less: Noninterest expense (GAAP)	C	988	973	2,979	2,861
Pre-provision profit (GAAP)		$803	$665	$2,219	$1,993
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,791	$1,638	$5,198	$4,854
Less: Noninterest expense, Underlying (non-GAAP)	D	957	954	2,896	2,830
Pre-provision profit, Underlying (non-GAAP)		$834	$684	$2,302	$2,024
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$375	$564	$727	$1,710
Less: Expense before income tax benefit related to notable items		(31)	(19)	(83)	(31)
Income before income tax expense, Underlying (non-GAAP)	F	$406	$583	$810	$1,741
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$61	$115	$126	$369
Less: Income tax benefit related to notable items		(7)	(15)	(24)	(18)
Income tax expense, Underlying (non-GAAP)	H	$68	$130	$150	$387
Effective income tax rate (GAAP)	G/E	16.10%	20.46%	17.27%	21.58%
Effective income tax rate, Underlying (non-GAAP)	H/F	16.79	22.29	18.57	22.20
Net income, Underlying:
Net income (GAAP)	I	$314	$449	$601	$1,341
Add: Notable items, net of income tax benefit		24	4	59	13
Net income, Underlying (non-GAAP)	J	$338	$453	$660	$1,354
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	289	432	$526	$1,291
Add: Notable items, net of income tax benefit		24	4	59	13
Net income available to common stockholders, Underlying (non-GAAP)	L	$313	$436	$585	$1,304
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,534	$20,533	$20,401	$20,300
Return on average common equity	K/M	5.60%	8.35%	3.45%	8.50%
Return on average common equity, Underlying (non-GAAP)	L/M	6.05	8.45	3.83	8.59

Citizens Financial Group, Inc. | 46

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2020	2019	2020	2019
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,534	$20,533	$20,401	$20,300
Less: Average goodwill (GAAP)		7,050	7,044	7,049	7,034
Less: Average other intangibles (GAAP)		62	73	65	71
Add: Average deferred tax liabilities related to goodwill (GAAP)		375	372	375	371
Average tangible common equity	N	$13,797	$13,788	$13,662	$13,566
Return on average tangible common equity	K/N	8.33%	12.44%	5.15%	12.72%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	9.00	12.58	5.71	12.86
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$177,675	$162,110	$174,892	$161,344
Return on average total assets	I/O	0.70%	1.10%	0.46%	1.11%
Return on average total assets, Underlying (non-GAAP)	J/O	0.76	1.11	0.50	1.12
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$177,675	$162,110	$174,892	$161,344
Less: Average goodwill (GAAP)		7,050	7,044	7,049	7,034
Less: Average other intangibles (GAAP)		62	73	65	71
Add: Average deferred tax liabilities related to goodwill (GAAP)		375	372	375	371
Average tangible assets	P	$170,938	$155,365	$168,153	$154,610
Return on average total tangible assets	I/P	0.73%	1.15%	0.48%	1.16%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	0.79	1.16	0.52	1.17
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	55.18%	59.40%	57.31%	58.94%
Efficiency ratio, Underlying (non-GAAP)	D/B	53.44	58.22	55.72	58.30
Operating leverage and operating leverage, Underlying:
Increase in total revenue		9.29%	4.72%	7.07%	7.03%
Increase in noninterest expense		1.52	6.88	4.12	7.21
Operating leverage		7.77%	(2.16)%	2.95%	(0.18)%
Increase in total revenue, Underlying (non-GAAP)		9.29%	4.70%	7.07%	7.03%
Increase in noninterest expense, Underlying (non-GAAP)		0.32	5.78	2.32	6.41
Operating leverage, Underlying (non-GAAP)		8.97%	(1.08)%	4.75%	0.62%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	427,073,084	443,913,525	427,073,084	443,913,525
Common stockholders' equity (GAAP)		$20,504	$20,718	$20,504	$20,718
Less: Goodwill (GAAP)		7,050	7,044	7,050	7,044
Less: Other intangible assets (GAAP)		60	71	60	71
Add: Deferred tax liabilities related to goodwill (GAAP)		377	373	377	373
Tangible common equity	R	$13,771	$13,976	$13,771	$13,976
Tangible book value per common share	R/Q	$32.24	$31.48	$32.24	$31.48
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	426,846,096	445,703,987	427,058,412	454,802,186
Average common shares outstanding - diluted (GAAP)	T	427,992,349	447,134,595	428,142,358	456,218,755
Net income per average common share - basic (GAAP)	K/S	$0.68	$0.97	$1.23	$2.84
Net income per average common share - diluted (GAAP)	K/T	0.68	0.97	1.23	2.83
Net income per average common share - basic, Underlying (non-GAAP)	L/S	0.73	0.98	1.37	2.87
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	0.73	0.98	1.37	2.86
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.36	$1.17	$1.00
Dividend payout ratio	U/(K/S)	58%	37%	95%	35%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	53	37	85	35

Citizens Financial Group, Inc. | 47

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

(in millions, except share, per share and ratio data)	Ref.	September 30, 2020	December 31, 2019
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$124,071	$119,088
Less: PPP loans		4,653	—
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$119,418	$119,088
Allowance for credit losses (GAAP)	C	$2,736	$1,296
Allowance for credit losses to total loans and leases (GAAP)	C/A	2.21%	1.09%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	2.29%	1.09%

Citizens Financial Group, Inc. | 48

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 49

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$904	$1,175
Interest-bearing cash and due from banks	8,312	2,211
Interest-bearing deposits in banks	328	297
Debt securities available for sale, at fair value (including $577 and $359 pledged to creditors, respectively)(1)	22,884	20,613
Debt securities held to maturity (fair value of $2,709 and $3,242 respectively, and including $159 and $249 pledged to creditors, respectively)(1)	2,578	3,202
Equity investment securities, at fair value	57	47
Equity investment securities, at cost	605	807
Loans held for sale, at fair value	3,587	1,946
Other loans held for sale	127	1,384
Loans and leases	124,071	119,088
Less: Allowance for loan and lease losses	(2,542)	(1,252)
Net loans and leases	121,529	117,836
Derivative assets	2,030	807
Premises and equipment, net	747	761
Bank-owned life insurance	1,751	1,725
Goodwill	7,050	7,044
Other assets	6,739	5,878
TOTAL ASSETS	$179,228	$165,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$41,249	$29,233
Interest-bearing	101,672	96,080
Total deposits	142,921	125,313
Short-term borrowed funds	252	274
Derivative liabilities	100	120
Deferred taxes, net	638	866
Long-term borrowed funds	9,109	14,047
Other liabilities	3,739	2,912
TOTAL LIABILITIES	156,759	143,532
Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,000,000 and 1,600,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,965	1,570
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 569,739,386 shares issued and 427,073,084 shares outstanding at September 30, 2020 and 568,238,730 shares issued and 433,121,083 shares outstanding at December 31, 2019	6	6
Additional paid-in capital	18,922	18,891
Retained earnings	6,189	6,498
Treasury stock, at cost, 142,666,302 and 135,117,647 shares at September 30, 2020 and December 31, 2019, respectively	(4,623)	(4,353)
Accumulated other comprehensive income (loss)	10	(411)
TOTAL STOCKHOLDERS’ EQUITY	$22,469	$22,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,228	$165,733
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 50

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans and leases	$1,120	$1,356	$3,614	$4,129
Interest and fees on loans held for sale, at fair value	21	19	56	45
Interest and fees on other loans held for sale	16	2	32	8
Investment securities	121	153	398	483
Interest-bearing deposits in banks	2	8	8	23
Total interest income	1,280	1,538	4,108	4,688
INTEREST EXPENSE:
Deposits	89	297	440	892
Short-term borrowed funds	—	2	1	8
Long-term borrowed funds	54	94	210	317
Total interest expense	143	393	651	1,217
Net interest income	1,137	1,145	3,457	3,471
Provision for credit losses	428	101	1,492	283
Net interest income after provision for credit losses	709	1,044	1,965	3,188
NONINTEREST INCOME:
Service charges and fees	97	128	299	377
Mortgage banking fees	287	117	722	222
Card fees	57	67	161	190
Capital markets fees	58	39	162	150
Trust and investment services fees	53	50	151	150
Foreign exchange and interest rate products	27	35	85	106
Letter of credit and loan fees	37	34	102	100
Securities gains, net	1	3	4	15
Net impairment losses recognized in earnings on debt securities	—	(1)	—	(2)
Other income	37	21	55	75
Total noninterest income	654	493	1,741	1,383
NONINTEREST EXPENSE:
Salaries and employee benefits	524	508	1,586	1,524
Equipment and software expense	149	130	424	381
Outside services	139	128	405	356
Occupancy	81	80	247	245
Other operating expense	95	127	317	355
Total noninterest expense	988	973	2,979	2,861
Income before income tax expense	375	564	727	1,710
Income tax expense	61	115	126	369
NET INCOME	$314	$449	$601	$1,341
Net income available to common stockholders	$289	$432	$526	$1,291
Weighted-average common shares outstanding:
Basic	426,846,096	445,703,987	427,058,412	454,802,186
Diluted	427,992,349	447,134,595	428,142,358	456,218,755
Per common share information:
Basic earnings	$0.68	$0.97	$1.23	$2.84
Diluted earnings	0.68	0.97	1.23	2.83
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 51

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$314	$449	$601	$1,341
Other comprehensive income (loss):
Net unrealized derivative instruments (losses) gains arising during the periods, net of income taxes of $0, ($1), $30 and $35, respectively	—	(4)	88	103
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($15), $4, ($27) and $13, respectively	(42)	10	(79)	40
Net unrealized debt securities (losses) gains arising during the periods, net of income taxes of ($14), $13, $131 and $165, respectively	(44)	42	405	509
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, $0, $0 and $0, respectively	—	(1)	—	—
Reclassification of net debt securities gains to net income, net of income taxes of $0, $0, ($1) and ($3), respectively	(1)	(2)	(3)	(10)
Amortization of actuarial loss, net of income taxes of $1, $2, $2 and $5, respectively	3	3	10	9
Total other comprehensive income, net of income taxes	(84)	48	421	651
Total comprehensive income	$230	$497	$1,022	$1,992

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 52

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at Balance at July 1, 2019	1	$1,133	458	$6	$18,860	$5,959	($3,453)	($488)	$22,017
Dividends to common stockholders	—	—	—	—	—	(162)	—	—	(162)
Dividends to preferred stockholders	—	—	—	—	—	(17)	—	—	(17)
Treasury stock purchased	—	—	(14)	—	—	—	(500)	—	(500)
Share-based compensation plans	—	—	—	—	11	—	—	—	11
Employee stock purchase plan shares purchased	—	—	—	—	5	—	—	—	5
Total comprehensive income:
Net income	—	—	—	—	—	449	—	—	449
Other comprehensive loss	—	—	—	—	—	—	—	48	48
Total comprehensive income	—	—	—	—	—	449	—	48	497
Balance at September 30, 2019	1	$1,133	444	$6	$18,876	$6,229	($3,953)	($440)	$21,851
Balance at July 1, 2020	2	$1,965	427	$6	$18,908	$6,068	($4,623)	$94	$22,418
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(25)	—	—	(25)
Preferred stock issued	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	—	—
Share-based compensation plans	—	—	—	—	10	—	—	—	10
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Total comprehensive income:
Net income	—	—	—	—	—	314	—	—	314
Other comprehensive income	—	—	—	—	—	—	—	(84)	(84)
Total comprehensive income	—	—	—	—	—	314	—	(84)	230
Balance at September 30, 2020	2	$1,965	427	$6	$18,922	$6,189	($4,623)	$10	$22,469

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 53

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(459)	—	—	(459)
Dividends to preferred stockholders	—	—	—	—	—	(50)	—	—	(50)
Preferred stock issued	—	293	—	—	—	—	—	—	293
Treasury stock purchased	—	—	(23)	—	—	—	(820)	—	(820)
Share-based compensation plans	—	—	1	—	48	—	—	—	48
Employee stock purchase plan shares purchased	—	—	—	—	13	—	—	—	13
Cumulative effect of change in accounting principle	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	1,341	—	—	1,341
Other comprehensive income	—	—	—	—	—	—	—	651	651
Total comprehensive income	—	—	—	—	—	1,341	—	651	1,992
Balance at September 30, 2019	1	$1,133	444	$6	$18,876	$6,229	($3,953)	($440)	$21,851
Balance at January 1, 2020	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(504)	—	—	(504)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	—	(75)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	17	—	—	—	17
Employee stock purchase plan shares purchased	—	—		—	14	—	—	—	14
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income:
Net income	—	—	—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	—	421	421
Total comprehensive income	—	—	—	—	—	601	—	421	1,022
Balance at September 30, 2020	2	$1,965	427	$6	$18,922	$6,189	($4,623)	$10	$22,469

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 54

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2020	2019
OPERATING ACTIVITIES
Net income	$601	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,492	283
Net change in loans held for sale	(655)	(697)
Depreciation, amortization and accretion	413	432
Amortization of intangibles	6	8
Deferred income taxes	(251)	(41)
Share-based compensation	34	44
Net gain on sales of:
Debt securities	(4)	(21)
Premises and equipment	—	(6)
Increase in other assets	(2,960)	(506)
Increase in other liabilities	569	133
Net cash (used in) provided by operating activities	(755)	970
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(5,547)	(4,633)
Proceeds from maturities and paydowns of debt securities available for sale	4,583	2,728
Proceeds from sales of debt securities available for sale	48	1,495
Proceeds from maturities and paydowns of debt securities held to maturity	629	280
Net decrease in equity securities, at fair value	—	136
Net decrease in equity securities, at cost	202	100
Net increase in interest-bearing deposits in banks	(31)	(10)
Acquisitions, net of cash acquired	(3)	(129)
Net increase in loans and leases	(5,303)	(1,534)
Capital expenditures, net	1	(47)
Other	(78)	(172)
Net cash used in investing activities	(5,499)	(1,786)
FINANCING ACTIVITIES
Net increase in deposits	17,608	5,139
Net decrease in short-term borrowed funds	(43)	(244)
Proceeds from issuance of long-term borrowed funds	8,323	7,300
Repayments of long-term borrowed funds	(13,258)	(10,556)
Treasury stock purchased	(270)	(820)
Net proceeds from issuance of preferred stock	395	293
Dividends declared and paid to common stockholders	(504)	(459)
Dividends declared and paid to preferred stockholders	(73)	(48)
Premium paid to exchange subordinated debt	(80)	—
Payments of employee tax withholding for share-based compensation	(14)	(21)
Net cash provided by financing activities	12,084	584
Increase (decrease) in cash and cash equivalents (1)	5,830	(232)
Cash and cash equivalents at beginning of period (1)	3,386	4,074
Cash and cash equivalents at end of period (1)	$9,216	$3,842

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 55

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL, the fair value of MSRs, and the evaluation and measurement of impairment of goodwill.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2019 Form 10-K.

Citizens Financial Group, Inc. | 56

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

Citizens Financial Group, Inc. | 57

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

•
Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$71	$—	$—	$71
State and political subdivisions	4	—	—	4	5	—	—	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	20,962	617	(38)	21,541	19,803	143	(71)	19,875
Other/non-agency	482	33	—	515	638	24	—	662
Total mortgage-backed securities, at fair value	21,444	650	(38)	22,056	20,441	167	(71)	20,537
Asset-backed securities, at fair value(1)	813	—	—	813	—	—	—	—
Total debt securities available for sale, at fair value	$22,272	$650	($38)	$22,884	$20,517	$167	($71)	$20,613
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,578	$131	$—	$2,709	$3,202	$45	($5)	$3,242
Total debt securities held to maturity, at cost	$2,578	$131	$—	$2,709	$3,202	$45	($5)	$3,242
Money market mutual fund investments	$57	$—	$—	$57	$47	$—	$—	$47
Total equity securities, at fair value	$57	$—	$—	$57	$47	$—	$—	$47
Federal Reserve Bank stock	$577	$—	$—	$577	$577	$—	$—	$577
Federal Home Loan Bank stock	20	—	—	20	222	—	—	222
Other equity securities	8	—	—	8	8	—	—	8
Total equity securities, at cost	$605	$—	$—	$605	$807	$—	$—	$807

(1) In September 2020, Citizens sold $973 million of private in-school education loans, inclusive of accrued interest, capitalized interest and fees. Additionally, the Company provided financing to the purchaser for a portion of the sale price in the form of $813 million of asset-backed securities, collateralized by the sold assets, which are classified as AFS. Refer to Note 7 for additional information.
Accrued interest receivable on debt securities totaled $57 million and $58 million as of September 30, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 58

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2020
	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	147	1,591	19,220	20,962
Other/non-agency	—	—	—	482	482
Asset-backed securities	—	—	813	—	813
Total debt securities available for sale	15	147	2,404	19,706	22,272
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,578	2,578
Total debt securities held to maturity	—	—	—	2,578	2,578
Total amortized cost of debt securities	$15	$147	$2,404	$22,284	$24,850

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	153	1,647	19,737	21,541
Other/non-agency	—	—	—	515	515
Asset-backed securities	—	—	813	—	813
Total debt securities available for sale	15	153	2,460	20,256	22,884
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,709	2,709
Total debt securities held to maturity	—	—	—	2,709	2,709
Total fair value of debt securities	$15	$153	$2,460	$22,965	$25,593

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $121 million and $153 million for the three months ended September 30, 2020 and 2019, respectively and $398 million and $483 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table presents realized gains and losses on securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gains on sale of debt securities(1)	$1	$5	$4	$21
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$1	$5	$4	$21

(1) For the three and nine months ended September 30, 2019, $2 million and $6 million, respectively, of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statement of Operations as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

Citizens Financial Group, Inc. | 59

The following table presents the amortized cost and fair value of debt securities pledged:

	September 30, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$227	$234	$265	$266
Pledged against FHLB borrowed funds	478	515	638	662
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,506	3,620	3,670	3,672

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of September 30, 2020 or December 31, 2019. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information, see Note 9.
Securitizations of mortgage loans retained in the investment portfolio were $34 million for the three and nine months ended September 30, 2020. Securitizations of mortgage loans retained in the investment portfolio were $28 million and $72 million for the three and nine months ended September 30, 2019, respectively. These securitizations include a substantive guarantee by a third party. In 2020, the guarantors were FNMA and FHLMC. In 2019, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and at each subsequent measurement date, Citizens is required to evaluate the securities for risk of loss over their life and, if necessary, establish an associated reserve. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio and concluded that all of the securities met the zero expected credit loss criteria, and therefore no CECL reserve was booked for HTM securities as of the balance sheet date.
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
The credit-related portion of impairment is recognized in current period earnings as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible. The Company has evaluated any AFS securities in an unrealized loss position at September 30, 2020 and concluded that all unrealized losses are due to non-credit related factors. As such, the Company does not have an allowance for AFS securities as of September 30, 2020.

Citizens Financial Group, Inc. | 60

The following table presents AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$2,524	($38)	$—	$—	$2,524	($38)

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

Citizens does not currently have the intent to sell these impaired debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the remaining agency and non-agency MBS identified with unrealized losses as of September 30, 2020. The unrealized losses on these debt securities reflect non-credit-related factors such as changing interest rates and market liquidity. Therefore, Citizens has determined that these debt securities are not other-than-temporarily impaired. Any subsequent increases in the valuation of impaired debt securities will not impact their recorded cost bases.
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

Citizens Financial Group, Inc. | 61

The following table presents the Company’s loans and leases, excluding LHFS, disclosed in portfolio segments and classes:

(in millions)	September 30, 2020	December 31, 2019
Commercial(1)	$45,185	$41,479
Commercial real estate	14,889	13,522
Leases	2,288	2,537
Total commercial loans and leases	62,362	57,538
Residential mortgages	19,633	19,083
Home equity	12,322	13,154
Automobile	12,035	12,120
Education	11,631	10,347
Other retail	6,088	6,846
Total retail loans	61,709	61,550
Total loans and leases	$124,071	$119,088

(1) Includes PPP loans fully guaranteed by the SBA of $4.7 billion as of September 30, 2020.

Accrued interest receivable on loans and leases held for investment totaled $470 million and $495 million as of September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the Consolidated Balance Sheets.
The following table presents the composition of LHFS.

	September 30, 2020			December 31, 2019
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$3,425	$162	$3,587	$1,778	$168	$1,946
Other loans held for sale	—	127	127	1,101	283	1,384
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.

Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.2 billion and $25.3 billion at September 30, 2020 and December 31, 2019, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window were primarily comprised of auto, commercial, commercial real estate, and education loans, and totaled $39.2 billion and $17.4 billion at September 30, 2020 and December 31, 2019, respectively.
During the three months ended September 30, 2020, the Company purchased $801 million of education loans and $101 million of other retail loans. During the three months ended September 30, 2019, the Company purchased $164 million of education loans and $66 million of other retail loans. During the nine months ended September 30, 2020, the Company purchased $1.7 billion of education loans and $628 million of other retail loans. During the nine months ended September 30, 2019, the Company purchased $464 million of education loans and $66 million of other retail loans.
During the three months ended September 30, 2020, the Company sold $94 million of commercial loans and $879 million of education loans. For further information, see Note 2 and Note 7. During the three months ended September 30, 2019, the Company sold $109 million of commercial loans. During the nine months ended September 30, 2020, the Company sold $356 million of commercial loans, $879 million of education loans and $1.5 billion of residential mortgage loans. During the nine months ended September 30, 2019, the Company sold $291 million of commercial loans and $628 million of retail loans, including $22 million of retail TDRs.
Interest income on direct financing and sales-type leases was $17 million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and was $54 million and $58 million for the nine months ended September 30, 2020 and 2019, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 62

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUING LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments (collectively the ACL). See Note 5 in the Company’s 2019 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2019. Upon adoption of CECL effective January 1, 2020, the Company’s ACL reserve methodology changed to estimate expected credit losses over the contractual life of loans and leases.
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
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial loans and leases), timing and amount of expected draws (for unfunded lending commitments), FICO, LTV, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
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

Citizens Financial Group, Inc. | 63

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
Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL. All accrued and uncollected interest is immediately reversed against interest income when a loan or lease is placed on nonaccrual status. Uncollectible interest is written off timely in accordance with regulatory guidelines. Generally, loans and leases are placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Residential mortgages are placed on nonaccrual status when contractually past due 120 days or more, or sooner if deemed collateral dependent, unless guaranteed by the Federal Housing Administration. Loans in COVID-19 pandemic-related forbearance programs continue to accrue interest during the forbearance period; a reserve is established for interest income expected to be uncollectible following forbearance. The amount of accrued interest receivable reversed against interest income for the three months ended September 30, 2020 was $4 million for total commercial and retail, respectively. Accrued interest reversed against interest income for the nine months ended September 30, 2020 was $7 million and $13 million for total commercial and retail, respectively.
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
The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loan and lease portfolios and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.

Citizens Financial Group, Inc. | 64

The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,235	$1,213	$2,448	$674	$578	$1,252
Cumulative effect of change in accounting principle	—	—	—	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	1,235	1,213	2,448	498	1,207	1,705
Charge-offs	(171)	(86)	(257)	(292)	(319)	(611)
Recoveries	1	37	38	7	101	108
Net charge-offs	(170)	(49)	(219)	(285)	(218)	(503)
Provision charged to income	224	89	313	1,076	264	1,340
Allowance for loan and lease losses, end of period	$1,289	$1,253	$2,542	$1,289	$1,253	$2,542

Reserve for unfunded lending commitments, beginning of period	$69	$10	$79	$44	$—	$44
Cumulative effective of change in accounting principle	—	—	—	(3)	1	(2)
Reserve for unfunded lending commitments, beginning of period, adjusted	69	10	79	41	1	42
Provision for unfunded lending commitments	83	32	115	111	41	152
Reserve for unfunded lending commitments, end of period	$152	$42	$194	$152	$42	$194

The following table provides additional detail on the cumulative effect of change in accounting principle on the ACL and related coverage ratios:

	December 31, 2019			January 1, 2020			September 30, 2020
(in millions)	Amortized Cost Basis	ACL Balance	Coverage	Impact of Adoption of CECL	ACL Balance	Coverage	Amortized Cost Basis	ACL Balance	Coverage
Commercial(1)	$41,479	$575	1.4%	($199)	$376	0.9%	$45,185	$826	1.8%
Commercial real estate	13,522	124	0.9	(57)	67	0.5	14,889	548	3.7
Leases	2,537	19	0.7	77	96	3.8	2,288	67	2.9
Total commercial loans and leases	57,538	718	1.2	(179)	539	0.9	62,362	1,441	2.3
Residential	19,083	35	0.2	95	130	0.7	19,633	133	0.7
Home equity	13,154	83	0.6	73	156	1.2	12,322	156	1.3
Automobile	12,120	123	1.0	83	206	1.7	12,035	221	1.8
Education	10,347	116	1.1	298	414	4.0	11,631	386	3.3
Other retail	6,846	221	3.2	81	302	4.4	6,088	399	6.6
Total retail loans	61,550	578	0.9	630	1,208	2.0	61,709	1,295	2.1
Total loans and leases	$119,088	$1,296	1.1%	$451	$1,747	1.5%	$124,071	$2,736	2.2%

(1) The commercial coverage ratio includes a 21 basis point reduction associated with PPP loans as of September 30, 2020.

The difference in ACL as of September 30, 2020 as compared to December 31, 2019 continues to be driven by the COVID-19 pandemic and associated lockdowns and the resulting economic impacts from March to September 2020, as well as the Company’s adoption of CECL on January 1, 2020. Citizens added $451 million in ACL upon adoption of CECL, and has since added an additional $989 million in the nine months ended September 30, 2020, resulting in an ending ACL balance of $2.7 billion.
The increase in commercial net charge-offs in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was driven by charge-offs in CRE, metals and mining, oil and gas, and casual dining industry sectors. Retail net charge-offs were flat in the nine months ended September 20, 2020 as compared to the nine months ended September 30, 2019.

Citizens Financial Group, Inc. | 65

To determine the ACL as of September 30, 2020, Citizens utilized an economic scenario that generally reflects real GDP growth of 4.5% over 2021, returning to fourth quarter 2019 real GDP levels by the first quarter of 2022. The scenario also projects the fourth quarter 2020 unemployment rate to be in the range of 9% to 9.5%, and falling to 7% to 7.5% by the fourth quarter of 2021. While the macroeconomic forecast was slightly improved relative to the second quarter 2020 forecast, Citizens continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19-related lockdowns, including in retail and hospitality, casual dining, retail trade, price-sensitive energy and related, and educational services, as well as in certain retail products.
The following table presents a summary of changes in the ALLL and the reserve for unfunded lending commitments for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$680	$547	$1,227	$690	$552	$1,242
Charge-offs	(35)	(124)	(159)	(106)	(347)	(453)
Recoveries	3	43	46	17	128	145
Net charge-offs	(32)	(81)	(113)	(89)	(219)	(308)
Provision charged to income	64	85	149	111	218	329
Allowance for loan and lease losses, end of period	$712	$551	$1,263	$712	$551	$1,263

Reserve for unfunded lending commitments, beginning of period	$93	$—	$93	$91	$—	$91
Provision for unfunded lending commitments	(48)	—	(48)	(46)	—	(46)
Reserve for unfunded lending commitments, end of period	$45	$—	$45	$45	$—	$45

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
For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. Regulatory classification ratings are assigned at loan origination and are periodically re-evaluated by Citizens utilizing a risk-based approach, or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable.

Citizens Financial Group, Inc. | 66

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of September 30, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Commercial
Pass(1)	$7,478	$6,823	$4,838	$2,747	$1,515	$2,453	$15,115	$182	$41,151
Special Mention	58	275	237	149	92	222	892	125	2,050
Substandard	60	220	326	100	85	140	630	19	1,580
Doubtful	52	22	35	43	20	42	186	4	404
Total commercial	7,648	7,340	5,436	3,039	1,712	2,857	16,823	330	45,185
Commercial real estate
Pass	1,774	3,406	3,608	1,553	825	1,112	1,073	—	13,351
Special Mention	11	216	128	237	171	9	77	—	849
Substandard	68	1	170	50	53	66	60	—	468
Doubtful	20	38	53	—	36	3	24	47	221
Total commercial real estate	1,873	3,661	3,959	1,840	1,085	1,190	1,234	47	14,889
Leases
Pass	332	327	265	169	200	917	—	—	2,210
Special Mention	—	2	3	6	5	25	—	—	41
Substandard	—	2	2	5	4	—	—	—	13
Doubtful	—	—	9	1	3	11	—	—	24
Total leases	332	331	279	181	212	953	—	—	2,288
Total commercial loans and leases
Pass(1)	9,584	10,556	8,711	4,469	2,540	4,482	16,188	182	56,712
Special Mention	69	493	368	392	268	256	969	125	2,940
Substandard	128	223	498	155	142	206	690	19	2,061
Doubtful	72	60	97	44	59	56	210	51	649
Total commercial loans and leases	$9,853	$11,332	$9,674	$5,060	$3,009	$5,000	$18,057	$377	$62,362
(1) Includes $4.7 billion of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2020.
For retail loans, Citizens utilizes credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance.
Citizens Financial Group, Inc. | 67

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of September 30, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,971	$1,983	$751	$1,297	$1,833	$2,061	$—	$—	$9,896
740-799	2,351	1,341	463	612	776	977	—	—	6,520
680-739	596	408	193	207	317	500	—	—	2,221
620-679	101	97	44	51	69	235	—	—	597
<620	17	23	34	56	54	197	—	—	381
No FICO available(1)	4	1	—	1	—	12	—	—	18
Total residential mortgages	5,040	3,853	1,485	2,224	3,049	3,982	—	—	19,633
Home equity
800+	3	9	11	7	5	245	4,319	360	4,959
740-799	1	7	7	7	4	204	3,224	340	3,794
680-739	—	4	9	14	8	197	1,671	293	2,196
620-679	—	8	16	19	12	146	420	201	822
<620	1	15	27	30	18	129	117	213	550
No FICO available(1)	—	—	—	—	—	—	1	—	1
Total home equity	5	43	70	77	47	921	9,752	1,407	12,322
Automobile
800+	780	862	472	358	209	91	—	—	2,772
740-799	1,130	1,127	606	406	214	87	—	—	3,570
680-739	1,028	1,012	527	327	170	69	—	—	3,133
620-679	523	557	300	185	102	46	—	—	1,713
<620	90	245	202	157	96	48	—	—	838
No FICO available(1)	1	1	—	—	—	7	—	—	9
Total automobile	3,552	3,804	2,107	1,433	791	348	—	—	12,035
Education
800+	1,191	1,276	810	772	586	776	—	—	5,411
740-799	1,307	1,151	621	449	292	443	—	—	4,263
680-739	385	378	217	160	110	239	—	—	1,489
620-679	27	52	42	36	31	108	—	—	296
<620	2	7	13	14	12	56	—	—	104
No FICO available(1)	6	—	—	—	—	62	—	—	68
Total education	2,918	2,864	1,703	1,431	1,031	1,684	—	—	11,631
Other retail
800+	286	474	174	79	17	49	313	—	1,392
740-799	419	611	217	97	23	33	621	2	2,023
680-739	356	409	141	60	13	17	555	6	1,557
620-679	195	156	51	19	3	6	181	7	618
<620	18	45	24	9	2	4	81	9	192
No FICO available(1)	36	1	—	—	—	—	267	2	306
Total other retail	1,310	1,696	607	264	58	109	2,018	26	6,088
Retail
800+	4,231	4,604	2,218	2,513	2,650	3,222	4,632	360	24,430
740-799	5,208	4,237	1,914	1,571	1,309	1,744	3,845	342	20,170
680-739	2,365	2,211	1,087	768	618	1,022	2,226	299	10,596
620-679	846	870	453	310	217	541	601	208	4,046
<620	128	335	300	266	182	434	198	222	2,065
No FICO available(1)	47	3	—	1	—	81	268	2	402
Total retail	$12,825	$12,260	$5,972	$5,429	$4,976	$7,044	$11,770	$1,433	$61,709
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 68

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of September 30, 2020			As of December 31, 2019
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases
Commercial	$435	$3	$33	$240
Commercial real estate	323	—	3	2
Leases	2	—	—	3
Total commercial loans and leases	760	3	36	245
Residential mortgages	131	17	101	93
Home equity	265	—	192	246
Automobile	80	—	18	67
Education	16	2	5	18
Other retail	25	6	1	34
Total retail	517	25	317	458
Total loans and leases	$1,277	$28	$353	$703

Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	September 30, 2020					December 31, 2019
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90 or More	Total	Current-29	30-59	60-89	90 or More	Total
Commercial	$44,845	$105	$129	$106	$45,185	$41,340	$45	$27	$67	$41,479
Commercial real estate	14,743	90	—	56	14,889	13,520	1	1	—	13,522
Leases	2,284	1	1	2	2,288	2,498	37	—	2	2,537
Total commercial loans and leases	61,872	196	130	164	62,362	57,358	83	28	69	57,538
Residential mortgages	19,430	64	16	123	19,633	18,947	35	17	84	19,083
Home equity	12,007	51	29	235	12,322	12,834	91	40	189	13,154
Automobile	11,825	147	52	11	12,035	11,788	227	81	24	12,120
Education	11,585	28	12	6	11,631	10,290	30	15	12	10,347
Other retail	6,005	33	22	28	6,088	6,729	45	31	41	6,846
Total retail loans	60,852	323	131	403	61,709	60,588	428	184	350	61,550
Total	$122,724	$519	$261	$567	$124,071	$117,946	$511	$212	$419	$119,088

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
Collateral values for residential mortgage and home equity loans are based on refreshed valuations which are updated at least every 90 days less estimated costs to sell. At September 30, 2020 and December 31, 2019, the Company had collateral-dependent residential mortgage and home equity loans totaling $489 million and $227 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on

Citizens Financial Group, Inc. | 69

appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At September 30, 2020 and December 31, 2019, the Company had collateral-dependent commercial loans totaling $144 million and $85 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $129 million and $152 million as of September 30, 2020 and December 31, 2019, respectively.
Troubled Debt Restructurings
TDR is the classification given to a loan that has been restructured in a manner that grants a concession to a borrower experiencing financial hardship that the Company would not otherwise make. Citizens implemented various retail and commercial loan modification programs to provide borrowers relief from the economic impacts of COVID-19. The CARES Act and bank regulatory agencies provided guidance stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. In accordance with the CARES Act, Citizens has elected to not apply TDR classification to any COVID-19 related loan modifications performed after March 1, 2020 for borrowers who were current as of December 31, 2019. In addition, for loans modified in response to the COVID-19 pandemic that are not eligible for relief from TDR classification under the CARES Act, the Company elected to apply the guidance issued by the bank regulatory agencies. Under this guidance, deferral of principal and interest for up to six months to borrowers who were current as of March 1, 2020 and impacted by COVID-19 are not classified as TDRs.
For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. The following table summarizes TDRs by class and total unfunded commitments:

(in millions)	September 30, 2020	December 31, 2019
Commercial	$294	$297
Retail	715	667
Unfunded commitments related to TDRs	49	42

The following tables below summarize how loans were modified during the three and nine months ended September 30, 2020 and 2019. The reported balances represent the post-modification outstanding amortized cost basis and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended September 30, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	12	$103	2	$1
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	12	103	2	1
Residential mortgages	47	9	41	6	19	4
Home equity	23	2	52	4	104	6
Automobile	25	1	47	—	1,119	18
Education	—	—	—	—	140	3
Other retail	410	1	—	—	74	—
Total retail loans	505	13	140	10	1,456	31
Total	505	$13	152	$113	1,458	$32

Citizens Financial Group, Inc. | 70

	Three Months Ended September 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	2	$—	6	$1	6	$15
Commercial real estate	—	—	—	—	—	—
Total commercial loans	2	—	6	1	6	15
Residential mortgages	12	2	8	2	25	4
Home equity	63	6	16	1	120	6
Automobile	46	1	4	—	309	4
Education	—	—	—	—	131	2
Other retail	805	5	—	—	218	—
Total retail loans	926	14	28	3	803	16
Total	928	$14	34	$4	809	$31

	Nine Months Ended September 30, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	—	$—	18	$106	34	$95
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	18	106	34	95
Residential mortgages	139	26	149	27	60	11
Home equity	96	8	107	8	365	21
Automobile	108	2	48	—	2,212	35
Education	—	—	—	—	373	9
Other retail	1,916	8	—	—	251	2
Total retail loans	2,259	44	304	35	3,261	78
Total	2,259	$44	322	$141	3,295	$173

	Nine Months Ended September 30, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial	3	$—	18	$2	24	$102
Commercial real estate	—	—	1	—	—	—
Total commercial loans	3	—	19	2	24	102
Residential mortgages	25	6	29	5	87	13
Home equity	148	15	66	10	358	21
Automobile	111	2	16	—	933	13
Education	—	—	—	—	211	5
Other retail	2,362	14	—	—	362	—
Total retail loans	2,646	37	111	15	1,951	52
Total	2,649	$37	130	$17	1,975	$154
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
The net change to ALLL resulting from modification of loans for the three months ended September 30, 2020 and 2019 was ($30) million and $3 million, respectively. The net change to ALLL resulting from modifications of loans for the nine months ended September 30, 2020 and 2019 was ($21) million and $7 million, respectively. Charge-offs

Citizens Financial Group, Inc. | 71

may also be recorded on TDRs. Citizens recorded $43 million and $1 million of charge-offs resulting from modification of loans in the three months ended September 30, 2020 and 2019, respectively. Citizens recorded $49 million and $3 million for the nine months ended September 30, 2020 and 2019, respectively.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to September 30, 2020 and 2019. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended September 30, 2020 were $14 million and there were none for the three months ended September 30, 2019. There were $53 million and $1 million in the nine months ended September 30, 2020 and 2019. For retail loans, there were $22 million and $9 million of loans which defaulted within their restructuring date for the three months ended September 30, 2020 and 2019, respectively, and $47 million and $28 million of loans which defaulted within 12 months of their restructuring date for the nine months ended September 30, 2020 and 2019, respectively.
Concentrations of Credit Risk
As of September 30, 2020, under the Company’s COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act as well as banking regulator interagency guidance, Citizens deferred payments on approximately $2.4 billion, or 3.8%, of the retail portfolio, approximately $795 million, or 1.4%, of the commercial portfolio, and approximately $464 million, or 8.1%, of the Business Banking portfolio. The vast majority of these deferrals are not classified as TDRs.
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2020 and December 31, 2019, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	September 30, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$408	$95	$—	$503
Interest-only/negative amortization	2,594	—	—	2,594
Low introductory rate	—	—	183	183
Multiple characteristics and other	4	—	—	4
Total	$3,006	$95	$183	$3,284

	December 31, 2019
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$402	$151	$—	$553
Interest-only/negative amortization	2,043	—	—	2,043
Low introductory rate	—	—	235	235
Total	$2,445	$151	$235	$2,831

NOTE 5 - MORTGAGE BANKING AND OTHER
The Company sells residential mortgages to GSEs and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a

Citizens Financial Group, Inc. | 72

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cash proceeds from residential mortgage loans sold with servicing retained	$9,504	$6,117	$23,668	$13,265
Gain on sales (1)	273	88	699	180
Contractually specified servicing, late and other ancillary fees (1)	56	53	169	152
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.
Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method. Under the fair value method, MSRs are recorded at fair value at each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of the related residential mortgage loans was $80.7 billion and $77.5 billion as of September 30, 2020 and December 31, 2019, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Fair value as of beginning of the period	$568	$531	$642	$600
Transfers upon election of fair value method	—	—	190	—
Fair value as of beginning of the period, adjusted	568	531	832	600
Amounts capitalized	85	78	238	170
Changes in unpaid principal balance during the period (1)	(55)	(31)	(141)	(88)
Changes in fair value during the period (2)	8	(68)	(323)	(172)
Fair value at end of the period	$606	$510	$606	$510
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

Citizens Financial Group, Inc. | 73

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

	September 30, 2020			December 31, 2019
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$606	50 bps adverse change	100 bps adverse change	$642	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	3.8			5.5
Weighted average constant prepayment rate	19.4%	$116	$169	13.9%	$116	$222
Weighted average option adjusted spread	608 bps	10	21	440 bps	12	25

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
Other Serviced Loans
    From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	September 30, 2020	December 31, 2019
Education(1)	$866	$—
Commercial(2)	44	33
(1) Represents the servicing associated with education loans sold. See Note 7 for further information.
(2) Represents the government guaranteed portion of SBA loans sold to outside investors.
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
Citizens Financial Group, Inc. | 74

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
In the first quarter of 2020, U.S. economic conditions deteriorated significantly with the spread of the COVID-19 pandemic and associated lockdowns. In response to the crises and the ongoing impacts to the banking industry and markets in which Citizens operates, the Company performed a quantitative goodwill impairment assessment in the third quarter 2020. When calculating the fair value of the Company’s reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions and ongoing impacts of the COVID-19 pandemic, including a federal funds target near zero and near-term elevated ACL, offset by significant monetary and fiscal stimulus. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. At the conclusion of the quantitative assessment it was determined that the estimated fair value of the Commercial Banking reporting unit exceeded its carrying amount by approximately 5%, and that of the Consumer Banking reporting unit substantially exceeded its carrying value.
The change in the carrying value of goodwill for the nine months ended September 30, 2020 is presented below:

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2019	$2,258	$4,786	$7,044
Business acquisitions	—	6	6
Balance at September 30, 2020	$2,258	$4,792	$7,050

Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at September 30, 2020 and December 31, 2019. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at September 30, 2020 and December 31, 2019. No impairment was recorded for the three and nine months ended September 30, 2020 or 2019.
NOTE 7 - VARIABLE INTEREST ENTITIES
Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects or asset-backed securities, and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its investment in equity and asset-backed securities, unfunded commitments, and outstanding principal balance of loans to special purpose entities. A summary of these investments is presented below:

(in millions)	September 30, 2020	December 31, 2019
Lending to special purpose entities included in loans and leases	$1,173	$1,101
LIHTC investment included in other assets	1,543	1,401
LIHTC unfunded commitments included in other liabilities	810	716
Investment in asset-backed securities included in AFS securities	813	—
Renewable energy investments included in other assets	410	355

Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the lending facilities had aggregate unpaid principal balances of $1.2 billion and $1.1 billion, respectively, and undrawn commitments to extend credit of $1.3 billion and $1.2 billion, respectively.

Citizens Financial Group, Inc. | 75

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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Tax credits included in income tax expense	$40	$30	$120	$99
Amortization expense included in income tax expense	42	33	127	105
Other tax benefits included in income tax expense	10	8	30	24

No LIHTC investment impairment losses were recognized three and nine months ended September 30, 2020 and 2019, respectively.

Citizens Financial Group, Inc. | 76

Asset-backed securities
In September 2020, Citizens sold $973 million of education loans, inclusive of accrued interest, capitalized interest and fees, to a third-party sponsored VIE. As part of this sale, the Company recognized a gain on sale of $32 million in other income. The Company provided financing to the purchaser for a portion of the sale price in the form of $813 million of asset-backed securities collateralized by the sold assets. Citizens will continue to act as primary servicer for the sold educational loans, and will receive a servicing fee. A third-party special servicer will be responsible for servicing for all loans that become significantly delinquent, as discussed below.
At the time of the sale, and at each subsequent reporting period, Citizens is required to evaluate its involvement with the VIE to determine if it holds a variable interest in the VIE and, if so, if the Company is the primary beneficiary of the VIE. If Citizens is both a variable interest holder and the primary beneficiary of the VIE it would be required to consolidate the VIE. As of September 30, 2020, the Company concluded that both their investment in asset-backed securities as well as the primary servicing fee are considered variable interests in the VIE as there is a possibility, even if remote, that would result in either the Company’s interest in the asset-backed securities or the primary servicing fee absorbing some of the losses of the VIE.
After concluding that the Company has one or more variable interests in the VIE, the Company must determine if the Company is the primary beneficiary of the VIE. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, the Company needed to first establish which activities are the most significant to the economic performance of the VIE. Based on a review of the historical performance of the types of education loans sold to the VIE, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans, the Company concluded that the determination of the assets to be purchased by the VIE and the servicing activities that are performed for significantly delinquent loans are the activities that most significantly impact the performance of the loans, and thus the performance of the VIE holding these assets. As a result, the Company concluded that the entity that controls the determination of the assets to be purchased by the VIE and the servicing activities on significantly delinquent loans controls the activities that most significantly impact the economic performance of the VIE. As part of the sale process, the equity holder in the VIE had the ability to remove loans from the proposed sale pool, demonstrating control over the determination of the assets to be purchased. In addition, as a holder of asset-backed securities and the primary servicer of the loans, Citizens does not have the power to direct servicing of significantly delinquent loans. These rights are reserved for the third-party special servicer of the loans, who is controlled through a contractual relationship with the equity investor in the VIE. As the activities which most significantly affect the performance of the VIE are controlled by the equity holder in the VIE, and not by Citizens, the Company has concluded that Citizens is therefore not the primary beneficiary. Accordingly, Citizens does not consolidate the VIE and accounts for its investment in AFS asset-backed securities on the Consolidated Balance Sheets.
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
NOTE 8 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $252 million and $274 million as of September 30, 2020 and December 31, 2019, respectively.

Citizens Financial Group, Inc. | 77

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	September 30, 2020	December 31, 2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022 (1)	181	348
3.750% fixed-rate subordinated debt, due July 2024 (1)	159	250
4.023% fixed-rate subordinated debt, due October 2024 (1)	25	42
4.350% fixed-rate subordinated debt, due August 2025 (1)	193	249
4.300% fixed-rate subordinated debt, due December 2025 (1)	450	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	745	—
2.638% fixed-rate subordinated debt, due September 2032 (1)	542	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.678% floating-rate senior unsecured notes, due March 2020 (2)	—	300
2.217% floating-rate senior unsecured notes, due May 2020 (2)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	750	750
2.550% senior unsecured notes, due May 2021	1,005	991
3.250% senior unsecured notes, due February 2022	720	711
0.985% floating-rate senior unsecured notes, due February 2022 (2)	299	299
1.044% floating-rate senior unsecured notes, due May 2022 (2)	250	250
2.650% senior unsecured notes, due May 2022	512	501
3.700% senior unsecured notes, due March 2023	530	515
1.168% floating-rate senior unsecured notes, due March 2023 (2)	249	249
2.250% senior unsecured notes, due April 2025	745	—
3.750% senior unsecured notes, due February 2026	555	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.943% weighted average rate, due through 2038	19	5,008
Other	36	18
Total long-term borrowed funds	$9,109	$14,047

(1) September 30, 2020 balances reflect the September 2020 completion of (i) $621 million in private exchange offers for five series of outstanding subordinated notes whereby participants received a combination of the Company’s newly issued 2.638% fixed-rate subordinated notes due 2032 and an additional cash payment and (ii) $11 million in related cash tender offers whereby validly tendered and accepted subordinated notes were purchased by Citizens and subsequently cancelled.

(2) Rate disclosed reflects the floating rate as of September 30, 2020 or final rate, as applicable.
The Parent Company’s long-term borrowed funds as of September 30, 2020 and December 31, 2019 included principal balances of $3.5 billion and $2.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($92) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of September 30, 2020 and December 31, 2019 included principal balances of $5.6 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($13) million and ($13) million, respectively, and hedging basis adjustments of $128 million and $50 million, respectively. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $3.7 billion and $9.8 billion at September 30, 2020 and December 31, 2019, respectively. The Company’s available FHLB borrowing capacity was $13.2 billion and $7.2 billion at September 30, 2020 and December 31, 2019, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2020, the Company’s unused secured borrowing capacity was approximately $61.7 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 78

The following table presents a summary of maturities for the Company’s long-term borrowed funds at September 30, 2020:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2020	$—	$752	$752
2021	350	1,014	1,364
2022	181	1,790	1,971
2023	—	780	780
2024	184	—	184
2025 and thereafter	2,724	1,334	4,058
Total	$3,439	$5,670	$9,109

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
The following table presents derivative instruments included on the Consolidated Balance Sheets:

	September 30, 2020			December 31, 2019
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$26,800	$4	$1	$29,846	$1	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	148,161	1,761	216	142,386	772	133
Foreign exchange contracts	16,448	239	189	15,101	174	166
TBA contracts	13,161	7	34	—	—	—
Other contracts	8,011	275	66	6,868	37	23
Total derivatives not designated as hedging instruments		2,282	505		983	322
Gross derivative fair values		2,286	506		984	322
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(187)	(187)		(107)	(107)
Less: Cash collateral applied (2)		(69)	(219)		(70)	(95)
Total net derivative fair values presented in the Consolidated Balance Sheets		$2,030	$100		$807	$120
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

Citizens Financial Group, Inc. | 79

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
The following table presents the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($16)	$18	$82	$122	Interest expense - borrowed funds
Hedged long-term debt attributable to the risk being hedged	17	(18)	(78)	(121)	Interest expense - borrowed funds
Interest rate swaps hedging fixed rate loans	—	(10)	17	(26)	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	10	(17)	26	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	7	(13)	(114)	(13)	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(7)	13	114	13	Interest income - investment securities

Citizens Financial Group, Inc. | 80

The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2020		December 31, 2019
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Residential mortgages	Long-term borrowed funds
Carrying amount of hedged assets	$12,314	$—	$15,798	$976	$—
Carrying amount of hedged liabilities	—	4,072	—	—	4,689
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	107	128	(8)	17	50
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $12.3 billion and $15.8 billion at September 30, 2020 and December 31, 2019, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.

Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $2 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2020.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Amount of pre-tax net (losses) gains recognized in OCI	$—	($5)	$118	$138
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	68	(22)	128	(62)
Amount of pre-tax net (losses) gains reclassified from OCI into interest expense	(11)	8	(22)	9

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

Citizens Financial Group, Inc. | 81

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2020	2019	2020	2019
Economic hedge type:
Customer interest rate contracts	$7	$196	$1,276	$850	Foreign exchange and interest rate products
Customer foreign exchange contracts	80	(81)	73	(162)	Foreign exchange and interest rate products
Derivative transactions to hedge interest rate risk	1	(182)	(1,245)	(809)	Foreign exchange and interest rate products
Derivative transactions to hedge foreign exchange risk	(126)	130	(77)	224	Foreign exchange and interest rate products
Residential loan commitments	36	6	190	22	Mortgage banking fees
Derivative contracts used to hedge residential loan commitments	6	29	(13)	24	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	2	92	335	208	Mortgage banking fees
Other derivative contracts	26	—	(30)	—	Foreign exchange and interest rate products
Derivative transactions to hedge other derivative risk	(25)	—	32	—	Foreign exchange and interest rate products
Total	$7	$190	$541	$357

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2019	($6)	($25)	($457)	($488)
Other comprehensive income before reclassifications	(4)	42	—	38
Other-than-temporary impairment not recognized in earnings on debt securities	—	(1)	—	(1)
Amounts reclassified to the Consolidated Statements of Operations	10	(2)	3	11
Net other comprehensive income	6	39	3	48
Balance at September 30, 2019	$—	$14	($454)	($440)
Balance at July 1, 2020	$54	$448	($408)	$94
Other comprehensive (loss) income before reclassifications	—	(44)	—	(44)
Amounts reclassified to the Consolidated Statements of Operations	(42)	(1)	3	(40)
Net other comprehensive (loss) income	(42)	(45)	3	(84)
Balance at September 30, 2020	$12	$403	($405)	$10
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 82

	As of and for the Nine Months Ended September 30,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	103	509	—	612
Amounts reclassified to the Consolidated Statements of Operations	40	(10)	9	39
Net other comprehensive income	143	499	9	651
Cumulative effect of change in accounting principle	—	5	—	5
Balance at September 30, 2019	$—	$14	($454)	($440)
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income before reclassifications	88	405	—	493
Amounts reclassified to the Consolidated Statements of Operations	(79)	(3)	10	(72)
Net other comprehensive income	9	402	10	421
Balance at September 30, 2020	$12	$403	($405)	$10
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2020			December 31, 2019
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	—	—
Total			2,000,000		$1,965	1,600,000	$1,570
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 16 to the Company’s Consolidated Financial Statements in the 2019 Form 10-K and Note 11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Citizens Financial Group, Inc. | 83

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$168	$168	$0.36	$162	$162
Preferred stock
Series A	$10.90	$3	$3	$27.50	$7	$—
Series B	—	—	9	—	—	9
Series C	15.94	4	5	15.94	5	4
Series D	15.88	4	5	15.88	5	5
Series E	12.50	6	6	—	—	—
Series F	19.15	8	—	—	—	—
Total preferred stock		$25	$28		$17	$18

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in millions, except per share and share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.17	$504	$504	$1.00	$459	$459
Preferred stock
Series A	$51.88	$13	$10	$55.00	$14	$7
Series B	30.00	9	18	30.00	9	20
Series C	47.81	14	15	47.81	14	13
Series D	47.63	14	15	43.57	13	8
Series E	37.50	17	15	—	—	—
Series F	19.15	8	—	—	—	—
Total preferred stock		$75	$73		$50	$48

Treasury Stock
During the nine months ended September 30, 2020, the Company repurchased $270 million, or 7,548,655 shares, of its outstanding common stock, which are held in treasury stock. On March 16, 2020, the Company announced it would suspend all share repurchase activity through June 30, 2020. On April 17, 2020, the Company extended this suspension through December 31, 2020.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2019 Form 10-K.

(in millions)	September 30, 2020	December 31, 2019
Commitments to extend credit	$73,173	$72,743
Letters of credit	2,132	2,190
Risk participation agreements	103	37
Loans sold with recourse	48	37
Marketing rights	29	33
Total	$75,485	$75,040

Citizens Financial Group, Inc. | 84

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (e.g., loan purchase contracts) represent firm commitments to purchase or sell loans from / to a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $69 million and $143 million, respectively, at September 30, 2020 and $183 million and $236 million, respectively, at December 31, 2019.
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

Citizens Financial Group, Inc. | 85

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and commercial real estate LHFS at fair value.

	September 30, 2020			December 31, 2019
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$3,425	$3,256	$169	$1,778	$1,727	$51
Commercial and commercial real estate loans held for sale, at fair value	162	172	(10)	168	175	(7)

For more information on the election of the fair value option for these assets see Note 19 in the Company’s 2019 Form 10-K.
The following table presents the changes in fair value for assets where the Company has elected the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Residential mortgage loans held for sale, at fair value	$46	($4)	$149	$5	Mortgage banking fees
Commercial and commercial real estate loans held for sale, at fair value	6	—	(2)	4	Capital market fees

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 19 in the Company’s 2019 Form 10-K.
Asset-backed securities
The fair value of securities backed by education loans is estimated using observable inputs, including prices of similar securities that transact in the marketplace and current market assumptions related to yield, as well as unobservable inputs, including expected conditional default rates and prepayment speed estimates. Therefore, the

Citizens Financial Group, Inc. | 86

Company classifies these asset-backed securities in Level 3 of the fair value hierarchy given the use of unobservable inputs.
Forward commitments to sell to-be-announced mortgage securities
The fair value of TBAs is estimated using observable prices of similar loan pools that transact in the marketplace, as well as sector curves and benchmarking techniques. Therefore, the Company classifies TBAs in Level 2 of the fair value hierarchy given the observable market inputs.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities on a recurring basis at September 30, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,056	$—	$22,056	$—
Asset-backed securities	813	—	—	813
State and political subdivisions	4	—	4	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	22,884	11	22,060	813
Loans held for sale, at fair value:
Residential loans held for sale	3,425	—	3,425	—
Commercial loans held for sale	162	—	162	—
Total loans held for sale, at fair value	3,587	—	3,587	—
Mortgage servicing rights	606	—	—	606
Derivative assets:
Interest rate contracts	1,765	—	1,765	—
Foreign exchange contracts	239	—	239	—
TBA contracts	7	—	7	—
Other contracts	275	—	66	209
Total derivative assets	2,286	—	2,077	209
Equity securities, at fair value:
Money market mutual fund investments	57	57	—	—
Total equity securities, at fair value	57	57	—	—
Total assets	$29,420	$68	$27,724	$1,628
Derivative liabilities:
Interest rate contracts	$217	$—	$217	$—
Foreign exchange contracts	189	—	189	—
TBA contracts	34	—	34	—
Other contracts	66	—	66	—
Total derivative liabilities	506	—	506	—
Total liabilities	$506	$—	$506	$—

Citizens Financial Group, Inc. | 87

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

Citizens Financial Group, Inc. | 88

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts
Beginning balance	$568	$—	$173	$642	$—	$19
Transfers upon election of fair value method	—	—	—	190	—	—
Beginning balance, adjusted	568	—	173	832	—	19
Purchases	—	813	—	—	813	—
Issuances	85	—	283	238	—	688
Settlements (1)	(55)	—	(372)	(141)	—	(792)
Changes in fair value during the period recognized in earnings (2)	8	—	125	(323)	—	294
Ending balance	$606	$813	$209	$606	$813	$209

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$531	$25	$600	$—
Issuances	78	61	170	104
Settlements (1)	(31)	(64)	(88)	(107)
Changes in fair value during the period recognized in earnings (2)	(68)	4	(172)	11
Transfers from Level 2 to Level 3 (3)	—	—	—	18
Ending balance	$510	$26	$510	$26

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

As of September 30, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	10.87-37.32% CPR (19.4% CPR)
		Option adjusted spread	350-1,060 bps (608 bps)
Asset-Backed Securities	Discounted Cash Flow	Conditional prepayment rate	8.00%
		Constant default rate	1.85%
Other derivative contracts	Internal Model	Pull through rate	11.72-100.00% (82.45%)
		MSR value	(26.73)-124.27 bps (81.38 bps)

Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate collateral-dependent loans for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2019 Form 10-K.

Citizens Financial Group, Inc. | 89

The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Collateral-dependent loans	($21)	($8)	($65)	($36)

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2020				December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$633	$—	$633	$—	$312	$—	$312	$—

The following table presents the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$2,578	$2,709	$—	$—	$2,578	$2,709	$—	$—
Equity securities, at cost	605	605	—	—	597	597	8	8
Other loans held for sale	127	127	—	—	—	—	127	127
Loans and leases	124,071	125,498	—	—	633	633	123,438	124,865
Financial liabilities:
Deposits	142,921	143,004	—	—	142,921	143,004	—	—
Short-term borrowed funds	252	252	—	—	252	252	—	—
Long-term borrowed funds	9,109	9,568	—	—	9,109	9,568	—	—

	December 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities held to maturity	$3,202	$3,242	$—	$—	$3,202	$3,242	$—	$—
Equity securities, at cost	807	807	—	—	807	807	—	—
Other loans held for sale	1,384	1,384	—	—	—	—	1,384	1,384
Loans and leases	119,088	119,792	—	—	312	312	118,776	119,480
Financial liabilities:
Deposits	125,313	125,340	—	—	125,313	125,340	—	—
Short-term borrowed funds	274	274	—	—	274	274	—	—
Long-term borrowed funds	14,047	14,228	—	—	14,047	14,228	—	—
Citizens Financial Group, Inc. | 90

NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$71	$25	$96	$102	$25	$127
Card fees	49	7	56	57	10	67
Capital markets fees	—	50	50	—	38	38
Trust and investment services fees	53	—	53	50	—	50
Other banking fees	—	3	3	1	2	3
Total revenue from contracts with customers	$173	$85	$258	$210	$75	$285

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$222	$76	$298	$298	$77	$375
Card fees	136	24	160	162	28	190
Capital markets fees	—	163	163	—	140	140
Trust and investment services fees	151	—	151	150	—	150
Other banking fees	—	7	7	1	7	8
Total revenue from contracts with customers	$509	$270	$779	$611	$252	$863
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $3 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $10 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Bank-owned life insurance	$13	$14	$41	$41

NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Promotional expense	$24	$31	$75	$86
Other	71	96	242	269
Other operating expense	$95	$127	$317	$355

Citizens Financial Group, Inc. | 91

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income	$314	$449	$601	$1,341
Less: Preferred stock dividends	25	17	75	50
Net income available to common stockholders	$289	$432	$526	$1,291
Denominator:
Weighted-average common shares outstanding - basic	426,846,096	445,703,987	427,058,412	454,802,186
Dilutive common shares: share-based awards	1,146,253	1,430,608	1,083,946	1,416,569
Weighted-average common shares outstanding - diluted	427,992,349	447,134,595	428,142,358	456,218,755
Earnings per common share:
Basic	$0.68	$0.97	$1.23	$2.84
Diluted (1)	0.68	0.97	1.23	2.83

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,193,668 and 772 for the three months ended September 30, 2020 and 2019, respectively, and 1,249,785 and 359,952 for the nine months ended September 30, 2020 and 2019, respectively.
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

	As of and for the Three Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$845	$421	($129)	$1,137
Noninterest income	495	144	15	654
Total revenue	1,340	565	(114)	1,791
Noninterest expense	742	210	36	988
Profit (loss) before provision for credit losses	598	355	(150)	803
Provision for credit losses	55	161	212	428
Income (loss) before income tax expense (benefit)	543	194	(362)	375
Income tax expense (benefit)	136	41	(116)	61
Net income (loss)	$407	$153	($246)	$314
Total average assets	$73,605	$60,889	$43,181	$177,675

Citizens Financial Group, Inc. | 92

	As of and for the Three Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$799	$360	($14)	$1,145
Noninterest income	336	133	24	493
Total revenue	1,135	493	10	1,638
Noninterest expense	718	213	42	973
Profit (loss) before provision for credit losses	417	280	(32)	665
Provision for credit losses	83	27	(9)	101
Income (loss) before income tax expense (benefit)	334	253	(23)	564
Income tax expense (benefit)	83	57	(25)	115
Net income	$251	$196	$2	$449
Total average assets	$66,365	$55,614	$40,131	$162,110

	As of and for the Nine Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,452	$1,205	($200)	$3,457
Noninterest income	1,280	413	48	1,741
Total revenue	3,732	1,618	(152)	5,198
Noninterest expense	2,215	644	120	2,979
Profit (loss) before provision for credit losses	1,517	974	(272)	2,219
Provision for credit losses	232	274	986	1,492
Income (loss) before income tax expense (benefit)	1,285	700	(1,258)	727
Income tax expense (benefit)	322	147	(343)	126
Net income (loss)	$963	$553	($915)	$601
Total average assets	$71,227	$61,722	$41,943	$174,892

	As of and for the Nine Months Ended September 30, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,386	$1,103	($18)	$3,471
Noninterest income	860	432	91	1,383
Total revenue	3,246	1,535	73	4,854
Noninterest expense	2,133	639	89	2,861
Profit (loss) before provision for credit losses	1,113	896	(16)	1,993
Provision for credit losses	228	73	(18)	283
Income before income tax expense (benefit)	885	823	2	1,710
Income tax expense (benefit)	219	184	(34)	369
Net income	$666	$639	$36	$1,341
Total average assets	$65,624	$55,793	$39,927	$161,344

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

Citizens Financial Group, Inc. | 93

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2019 Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.

Citizens Financial Group, Inc. | 94

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2020.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 95