Form 10-K
period 2020-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2021-02-23
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $10,732,733,443 (based on the June 30, 2020 closing price of Citizens Financial Group, Inc. common shares of $25.24 as reported on the New York Stock Exchange). There were 425,106,419 shares of Registrant’s common stock ($0.01 par value) outstanding on February 1, 2021.
Documents incorporated by reference

Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2021 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2020.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Reserve for Unfunded Lending Commitments
Acquisitions	Refers to acquisitions after second quarter 2018, including Franklin American Mortgage Company, Clarfeld Financial Advisors, LLC, Bowstring Advisors LLC and Trinity Capital
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rates Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens or CFG or the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CLO	Collateralized Loan Obligation
CMO	Collateralized Mortgage Obligation
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
Elevated cash	Cash above targeted operating levels
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Program
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	The Securities Exchange Act of 1934

Citizens Financial Group, Inc. | 2

FAMC	Franklin American Mortgage Company
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HELOC	Home Equity Line of Credit
HTM	Held To Maturity
ICE	Intercontinental Exchange
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LCR	Liquidity Coverage Ratio
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSA	Metropolitan Statistical Area
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NPLs	Nonaccrual loans
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency

Citizens Financial Group, Inc. | 3

OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
peers or peer regional banks	Comerica, Fifth Third, Huntington, KeyCorp, M&T, PNC, Regions, Truist and U.S. Bancorp
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
VaR	Value at Risk
VIE	Variable Interest Entities

Citizens Financial Group, Inc. | 4

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

    Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•Negative economic and political conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;
•The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals;
•The COVID-19 pandemic and associated lockdowns and their effects on the economic and business environments in which we operate;
•Our ability to meet heightened supervisory requirements and expectations;
•Liabilities and business restrictions resulting from litigation and regulatory investigations;
•Our capital and liquidity requirements under regulatory capital standards and our ability to generate capital internally or raise capital on favorable terms;
•The effect of changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;
•Changes in interest rates and market liquidity, as well as the magnitude of such changes, which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;
•The effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•Financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses;
•A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber-attacks; and
•Management’s ability to identify and manage these and other risks.
    In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that

Citizens Financial Group, Inc. | 5

the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

    More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under Item 1A “Risk Factors”.
PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is the 13th largest retail bank holding company in the United States.(1) Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to more than five million individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through approximately 1,000 branches in 11 states in the New England, Mid-Atlantic and Midwest regions and 130 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2020, we had total assets of $183.3 billion, total deposits of $147.2 billion and total stockholders’ equity of $22.7 billion.
We are a bank holding company incorporated under Delaware state law in 1984 and whose primary federal regulator is the FRB. CBNA is our banking subsidiary, whose primary federal regulator is the OCC.
Business Segments
We manage our business through two reportable business operating segments: Consumer Banking and Commercial Banking. For additional information regarding our business segments see the “Business Operating Segments” section of Item 7 and Note 25 in Item 8. Our activities outside these segments are classified as “Other” and include treasury activities, wholesale funding activities, securities portfolio, community development assets, non-core assets, and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense.
Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million, with products and services that include deposit products, mortgage and home equity lending, credit cards, business loans, wealth management and investment services largely across our 11-state traditional banking footprint. We also offer auto, education and point-of-sale finance loans in addition to select digital deposit products nationwide.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 4,800 branch colleagues, approximately 1,000 branches, including 270 in-store locations, and approximately 2,700 ATMs. Our network includes approximately 1,420 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
We believe our strong retail deposit market share in our core regions, which have relatively diverse economies and affluent demographics, is a competitive advantage. As of June 30, 2020, we ranked second by retail deposit market share in the New England region and ranked in the top five in eight of our ten principal MSAs.(1)

(1) According to SNL Financial.

Citizens Financial Group, Inc. | 6

Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of over $25 million to more than $3.0 billion and strives to be our clients’ trusted advisor and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
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
Corporate Banking serves middle market commercial and industrial clients with annual gross revenues of $25 million to $500 million, and mid-corporate clients with annual revenues of $500 million to more than $3.0 billion in the United States. In several areas, such as Aerospace, Defense and Government Services, Communications, Transportation and Logistics, Franchise, Human Capital Management, and Gaming we offer a more dedicated and tailored approach to better meet the unique needs of these client segments.
Commercial Real Estate provides customized debt capital solutions for middle market operators, institutional developers, investors, and REITs. Commercial Real Estate provides financing for projects primarily in the office, multi-family, industrial, retail, healthcare and hospitality sectors.
Corporate Finance & Capital Markets serve clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to middle market and mid-corporate clients, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within debt capital markets to advise our clients. Corporate Finance also provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors, services meeting the unique and time-sensitive needs of private equity firms, management companies and funds, and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites multi-bank syndicated credit facilities targeting middle market, mid-corporate and private equity sponsors with a focus on offering value-added ideas to optimize their capital structures, including advising on and facilitating mergers and acquisitions, valuations, tender offers, financial restructurings, asset sales, divestitures and other corporate reorganizations and business combinations. Global Markets provides foreign exchange, interest rate and commodities risk management services.
The Treasury Solutions product group supports Commercial Banking and certain small business clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management as well as commercial credit cards and trade finance.
Business Strategy
Our mission is to help our customers, colleagues and communities reach their potential, and our vision is to become a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement, and excellent capabilities. We strive to understand customers and client needs, so we can tailor advice and solutions to help make them more successful. Our business strategy is designed to maximize the full potential of our businesses, drive sustainable growth and enhance profitability. Our success rests on our ability to distinguish ourselves as follows:
Maintain a high-performing, customer-centric organization: We continually strive to enhance our “customer-first” culture in order to deliver the best possible banking experience. We are taking talent management to the next level, with a goal of attracting, developing and retaining great people, while ensuring strong leadership, teamwork, and a sense of empowerment, accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: Our focus is on certain customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers and small businesses. In Commercial Banking, we focus on serving customers in the middle market, mid-corporate, and select industry verticals. By developing differentiated and targeted value propositions, we believe we can attract new customers, deepen relationships with existing customers, and deliver an enhanced customer experience. We are building our fee-based

Citizens Financial Group, Inc. | 7

businesses, developing innovative solutions and broadening our capabilities to acquire, deepen and retain core customer relationships. For example, we have built out a strong corporate finance advisory model with deep expertise in multiple industries, and we deliver innovative solutions to our clients with an integrated approach.
Build excellent capabilities designed to help us stand out from competitors: Across our businesses, we strive to deliver seamless, multi-channel experiences that allow customers to interact with us when, where and how they choose. We continue to build out enhanced data analytics capabilities to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and business customers throughout their lifecycles. We are also focused on expanding our digital capabilities and related strategies in order to satisfy rapidly changing customer preferences.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in each subsequent year. These programs are designed to improve the effectiveness, efficiency, and competitiveness of the franchise. In the second half of 2019, we launched the sixth TOP program, which is a multi-year program consisting of traditional TOP initiatives as well as a transformation program designed to redefine how we operate across the organization and deliver for customers and colleagues.
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
Embed risk management within our culture and operations: Given that the quality of our risk management program directly affects our ability to execute our strategy we continue to work to further strengthen our risk management culture. Moreover, we are committed to continuously enhancing our processes and talent, and to making improvements in the platform including ongoing investments in risk technology and frameworks. These actions are designed to support and enhance our risk management capabilities and regulatory profile.
Delivering well for stakeholders through the pandemic
The coronavirus pandemic and resulting reactions, such as lockdowns, safety protocols, unprecedented government measures to shore up the economy and drastic changes to daily life have been unique and remarkable. These stresses have required a new level of resilience and adaptability and Citizens has risen to meet these challenges so we can do more for our customers, communities, colleagues, and shareholders.
For our customers, we continued to provide support, advice and guidance during a time of tremendous need. Our Consumer Banking business has provided vital branch services safely and with minimal disruption and has offered loan forbearance to customers. Beginning in March 2020 and through December 31, 2020, we granted payment forbearance relief to approximately 159,000 retail customers representing approximately 8% of the retail loan portfolio. At December 31, 2020, loans remaining in forbearance had decreased to approximately 2.3% of the retail loan portfolio.
Our Commercial Banking team has worked with clients on loan modifications and securing additional liquidity, while maintaining top-of-peer satisfaction ratings. Beginning in March 2020 and through December 31, 2020, we granted payment deferrals to approximately 490 commercial clients on loans totaling approximately $3.2 billion. As of December 31, 2020, this decreased to 19 commercial clients with deferrals on approximately $290 million of loans.
We also took action to provide relief through the SBA’s Paycheck Protection Program (“PPP”), delivering approximately $4.8 billion of loans to small and medium-sized business clients with an average loan size of approximately $98,000. Approximately 84% of the loans were under $100,000, and 93% of the loans were to businesses with fewer than 25 employees supporting over 540,000 jobs. As of December 31, 2020, approximately $565 million of those loans have been forgiven by the SBA. We are building on this success to deliver more relief

Citizens Financial Group, Inc. | 8

for our clients through the expansion of the PPP program under the Consolidated Appropriations Act, 2021 passed at the end of 2020.
For our colleagues, our commitment to their wellness, including physical, financial, and mental wellness, has continued to be a central focus during the COVID-19 crisis. In addition to ensuring that colleagues had the necessary tools and resources to continue to serve our customers safely, we shifted approximately 10,000 of our colleagues to a work from home environment and implemented several programs to support their wellness and their ability to maintain work-life balance. Some of the actions taken to support colleagues include providing additional paid time off for all colleagues, providing premium pay to colleagues serving customers in the branch or office, making changes for production-based incentive plans to address lower production, providing mental health and parental resources, and enhancing recognition awards. We have successfully deployed colleagues into new roles across the organization to meet pandemic-driven demands and we are committed to attracting and developing high caliber talent to further strengthen our team and position us well for our multi-year transformation efforts.

For our communities, we are focused on promoting social equity and advancing economic opportunity in underserved communities. In 2020, we launched a $5 million initiative in support of minority-owned small business, and followed that up with a $10 million commitment for grants and charitable support for immediate and longer-term initiatives aimed at supporting minority-owned small businesses, increasing awareness of racial disparities, and supporting underserved communities through technology, education and digital literacy initiatives. We also committed to provide more than $500 million in incremental financing and capital for small businesses, housing, and other development in predominately minority communities. In addition, our colleagues achieved meaningful volunteer hour contributions supporting community-based organizations in spite of the current COVID-19 environment.
Our TOP 6 Program is on target despite the pandemic and has been expanded with significant new efficiency-focused initiatives, such as the digitization of customer interactions and operations, as well as other initiatives for a post-COVID-19 environment. These digitization efforts include increasing adoption of digital applications, data analytics, artificial intelligence and machine learning, cloud software, Citizens Access® enhancements and more remote services that compound and expand the customer experience and position us well for future top-line growth.
We will continue to serve our stakeholders through this crisis and beyond, backed by our strong financial position that enables us to deliver in meaningful ways.
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
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies and other non-bank lenders, and institutional investors including collateralized loan obligation managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and due to their asset size, may sometimes be in a position to hold

Citizens Financial Group, Inc. | 9

more exposure on their own balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Human Capital Management
Our ultimate goal is to create an environment where colleagues feel valued and would like to build their careers, thereby contributing to the creation of long-term stockholder value. Our journey over the past few years has been one of accelerated progress and change, in step with rapidly evolving market and talent expectations. We have been on the path to digitization, transforming how we work, and establishing a different mix of necessary capabilities for the future, while at the same time facilitating continued evolution of our culture.

Health, Safety and Wellness

Colleague wellness has always been central to our consciousness and strategy and it was a priority when we were designing our Johnston, RI campus, which opened in 2018 and includes onsite fitness and wellness centers, as well as walking paths and various sports and recreation facilities. Our commitment to colleagues’ wellness, including physical, financial, and mental wellness, has continued to be a central focus during the COVID-19 pandemic and associated lockdowns. In addition to ensuring that our colleagues had the necessary tools and resources to continue to serve our customers safely, we shifted approximately 10,000 of our colleagues to a work from home environment and implemented several programs to support their wellness and their ability to maintain work-life balance. These programs included additional paid time off to address personal circumstances and for COVID-19 quarantine and recovery, mental health and parental resources, as well as committing to no increases in colleagues’ medical premiums for the 2021 year. With regard to financial support, during the onset of the crisis we provided premium pay and an increased overtime rate for colleagues continuing to serve customers in the branches and office, and also made changes to our production-based pay plans to take into consideration decreased production.

Diversity, Equity and Inclusion

We are committed to building deep partnerships among our customers, colleagues, and communities and fostering a culture where all stakeholders feel respected, valued, and heard, and have a sense of belonging. A core tenet of our business strategy is growth and innovation and a hallmark of that strategy is to focus on the diversity of our colleagues, customers, and communities and the inclusivity of our culture. To that end, we have been on a multi-year journey to enhance awareness and improve capabilities and opportunities within the organization and in our communities, which has accelerated since we became an independent publicly-traded company in 2015.

As part of that journey, we have conducted a third-party audit to de-bias our people practices, have put into place several recruiting and development initiatives, and provide unconscious bias training. We acknowledge that there is an opportunity to further increase the representation of women and people of color at all levels of our organization, in particular in senior roles. Information regarding colleague demographics can be found on our website. To enable further progress, we have implemented partnerships with community organizations to help identify qualified diverse candidates and have expanded our diverse hire commitment, through which we interview a slate of at least 50% diverse candidates for senior openings. In addition, our development programs are designed to build a strong pipeline of diverse emerging talent internally. A key catalyst for change within our organization is our six business resource groups (“BRGs”), Citizens WIN (Women’s Impact Network), Citizens Elev8 (rising professionals), Prism (multi-cultural), Citizens Pride (LGBTQ), Citizens Veterans and Citizens Awake (disability awareness), each of which is sponsored by senior leaders. BRG members serve as cultural ambassadors within the business to help formulate and influence our diversity, equity, and inclusion strategy and to identify and solve related issues.

We are also committed to ensuring that equal pay is received for equal work throughout our organization and we engage an independent third-party expert to regularly conduct a pay equity analysis that accounts for factors that appropriately explain differences in pay such as performance, time in role, and experience. Additional information about this analysis can be found on our website.

Colleague Growth and Development

The world in which our business operates is changing rapidly in nearly every dimension, and the skills required of our colleagues to meet the evolving needs of customers are changing at an accelerated pace. Our

Citizens Financial Group, Inc. | 10

human capital strategy focuses on creating a work environment where every colleague is always growing, thriving, performing, and future-ready.

We are in the midst of executing on a large-scale transformation agenda, including a path to end-to-end digitization and transforming how we work. We are working to ensure that our colleagues are reframing their mindsets, behaviors, and capabilities for the future. We invest significant resources in colleague development and offer various programs aimed at equipping colleagues with the skills necessary to not only excel in their current roles, but to build competencies that will enable them to be highly valuable contributors now and in the future and ensure they are in step with changes in the market. Our programs build relevant critical skills such as leadership, agile, digital, innovation, data and analytics, and coaching and advising in order to effectively strengthen the necessary workforce capabilities for our organization. To enable development of these skills, we have implemented resources, experiences, and technologies to facilitate quick consumption of new bodies of knowledge and skills. One example of this is learning academies which are enabled by our new learning experience platform to offer a collection of specifically curated learning experiences and content for a particular area of expertise, such as engineering. We have also reframed our performance management process in order to further enable colleague success with ongoing check-ins and feedback as another step toward colleagues being able to contribute at their highest potential.

Engagement and Communication

We use McKinsey & Company’s Organizational Health Index (“OHI”) survey to understand colleagues’ viewpoints about the Company on a wide range of factors to inform decisions regarding initiatives that will drive sustained top-tier performance and growth. In 2020, our OHI overall score reached the top quartile, reflecting a 15-point improvement since 2014. Our success depends on employees understanding how their work contributes to our overall strategy and we use a variety of platforms and forums to facilitate open and direct communication. These include communications from our CEO and management team through live stream forums, “Let’s Connect” sessions hosted by members of the management team, and engagement through our BRGs.

Employees

The table below presents our part-time and full-time equivalent employees by region as of December 31, 2020. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Region	Part-Time Equivalent Employees	Full-Time Equivalent Employees	Total
New England	67	9,047	9,114
Mid-Atlantic	56	5,206	5,262
Midwest	52	1,546	1,598
Other	2	1,608	1,610
Total	177	17,407	17,584
Consumer Banking personnel make up a workforce of approximately 4,800 branch colleagues across approximately 1,000 branches, and include approximately 1,420 specialists covering lending, savings and investment needs as well as a broad range of small business products and services.
Beginning June 30, 2020, we allowed colleagues to return to our offices in 10 states and portions of three others. Approximately 6,500 non-branch colleagues are normally assigned to offices in these states, and approximately 10% of these are considered essential and work consistently in the office. Return to office for our other colleagues is voluntary at this time.
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

Citizens Financial Group, Inc. | 11

business, financial condition or results of operations.

We and our subsidiaries are subject to examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. We have periodically received requests for information from regulatory authorities at the federal and state level, including from banking, securities and insurance regulators, state attorneys general, federal agencies or law enforcement authorities, and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see Item 1A “Risk Factors.” For additional information regarding regulatory matters, see Note 24 in Item 8.

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
iv.off-balance sheet exposure, and
v.status as a U.S. global systemically important bank.
Under the Tailoring Rules, we are subject to “Category IV standards,” which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Accordingly, Category IV firms, such as us,

i.are no longer subject to any LCR requirement (or in certain cases, are subject to reduced requirements),

Citizens Financial Group, Inc. | 12

ii.remain not subject to advanced approaches capital requirements,
iii.remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income in regulatory capital,
iv.remain not subject to the supplementary leverage ratio,
v.remain not subject to the countercyclical capital buffer,
vi.are no longer subject to company-run stress testing requirements,
vii.became subject to supervisory stress testing on a biennial instead of annual basis,
viii.remain subject to requirements to develop and maintain a capital plan on an annual basis, and
ix.remain subject to certain liquidity risk management and risk committee requirements.
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
As noted above, we currently have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. To maintain financial holding company status, a financial holding company and all of its insured depository institution subsidiaries must remain “well capitalized” and “well managed”, as described below under “Federal Deposit Insurance Act”, and maintain a CRA rating of at least “Satisfactory” (see “Community Reinvestment Act” below). If a financial holding company ceases to meet the capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. In addition, the failure to meet such requirements could result in other material restrictions on the activities of the financial holding company, may also adversely affect the financial holding company’s ability to enter into certain transactions, including acquisition transactions, or obtain necessary approvals in connection therewith, and may result in the bank holding company losing financial holding company status. Any restrictions imposed on our activities by the FRB may not necessarily be made known to the public. If the company does not return to compliance within 180 days, which period may be extended, the FRB may require the financial holding company to divest its subsidiary depository institutions or to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. If any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company would be subject to restrictions on certain new activities and acquisitions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
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

Citizens Financial Group, Inc. | 13

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
On January 1, 2020, we adopted the CECL accounting standard. In reaction to the COVID-19 pandemic and associated lockdowns, on September 30, 2020 the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay.
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

Effective October 1, 2020, the FRB finalized our stress capital buffer (“SCB”) of 3.4% which replaced the capital conservation buffer (“CCB”) of 2.5%. Our SCB of 3.4% is based on the results of the 2020 Dodd-Frank Act Stress Test (“DFAST”) in connection with the related CCAR and is imposed on top of each of the three minimum risk-weighted asset ratios listed above. For Category IV firms, like us, the FRB has stated that the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends and common share buybacks. Banking institutions that fail to meet the effective minimum ratios with the SCB taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income”, defined as the greater of four quarter trailing net income, net of distributions and tax effects not reflected in net income, or the average four quarter trailing net income. On September 30, 2020, the FRB issued a proposed rule to make conforming changes to its Capital Plan Rule, stress capital buffer requirements, and capital planning requirements to be consistent with the Tailoring Rules framework. Under the proposal, Category IV firms, like us, would have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. For more details, see “—Capital Planning and Stress Testing Requirements” below and the “Capital and Regulatory Matters” section of Item 7.
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
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. On October 20, 2020, the federal banking regulators issued a final rule to implement the NSFR for large U.S. banking organizations. Under the final rule, Category IV firms with less than $50 billion in weighted short-term wholesale funding, including us, will not be subject to the NSFR requirement.
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

Citizens Financial Group, Inc. | 14

ii.establish a more limited set of liquidity risk limits than was previously required; and
iii.monitor fewer elements of intraday liquidity risk exposures than were previously monitored.
We are also now subject to liquidity stress testing quarterly, rather than monthly, and are required to report liquidity data on a monthly basis.
 Capital Planning and Stress Testing Requirements
Under the Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. Category IV firms are also no longer required to submit resolution plans. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. We remain subject to the requirement to develop, maintain and submit an annual capital plan for review and approval by our board of directors, or one of its committees, as well as FR Y-14 reporting requirements.
On September 30, 2020, the FRB issued a proposed rule to make conforming changes to its Capital Plan Rule, stress capital buffer requirements, and capital planning requirements to be consistent with the Tailoring Rules framework. Under the proposal, Category IV firms, like us, would have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. For purposes of calculating the SCB in 2021, the proposed rule would require us to notify the FRB of our intention to participate in the 2021 supervisory stress test by April 5, 2021.
Regulations relating to capital planning, regulatory reporting, and stress capital buffer requirements applicable to firms like us are presently subject to rule making and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.
For more detail on our capital planning and stress testing requirements see the “Capital and Regulatory Matters” section of Item 7.
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
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well

Citizens Financial Group, Inc. | 15

capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. As of December 31, 2020, the Parent Company and CBNA were well-capitalized.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally, depending upon where the deposits are solicited, unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. The FDIA imposes no such restrictions on a bank that is “well-capitalized.”
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
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the Deposit Insurance Fund (“DIF”). The FDIA established a minimum reserve ratio of the DIF of 1.15% prior to September 2020 and 1.35% thereafter. As of September 30, 2020, the reserve ratio of the DIF was 1.30%. On September 15, 2020, the FDIC’s Board of Directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years, as required by the FDIA.
Dividends
Various federal statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.
Our payment of dividends to our stockholders is subject to the oversight of the FRB. In particular, the FRB reviews the dividend policies and share repurchases of a large bank holding company based on capital plans submitted as part of the CCAR process and on the results of stress tests, as discussed above. In addition to other limitations, our ability to make any capital distributions, including dividends and share repurchases, is contingent on the FRB’s non-objection to such planned distributions included in our submitted capital plan or the FRB’s authorization to make distributions if we are exempt from the requirement to submit a capital plan. See “—Capital” and “—Capital Planning and Stress Testing Requirements” above.
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

Citizens Financial Group, Inc. | 16

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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as certain hedge funds or private equity funds. The statutory provision is commonly called the “Volcker Rule.” In October 2019, the FRB, OCC, FDIC, the SEC and the CFTC (collectively, the “Volcker Agencies”) finalized amendments to their regulations to tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the Volcker Agencies. Under those amendments, we expect that we would be regarded as having “moderate” trading assets and liabilities, and therefore subject to a requirement to have a simplified compliance program that is appropriate for our activities, size, scope, and complexity. In June 2020, the Volcker Agencies finalized other regulations modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rule as covered funds). This final rule became effective October 1, 2020. We do not expect either of these regulatory amendments to the Volcker Rule to have a material impact on Citizens.

Citizens Financial Group, Inc. | 17

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
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and standards that are more stringent than those adopted at the federal level, and in certain circumstances allows state attorneys general to enforce compliance with both the state and federal laws and regulations. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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
In 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards:
i.cyber risk governance;
ii.cyber risk management;
iii.internal dependency management;
iv.external dependency management; and
v.incident response, cyber resilience, and situational awareness.
We will continue to monitor any developments related to this proposed rulemaking.

Citizens Financial Group, Inc. | 18

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
Community Reinvestment Act
The CRA requires banking regulators to evaluate the Parent Company and CBNA in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s evaluation of the institution’s record and ratings are made public. These CRA performance evaluations are also considered by regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility, and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of at least “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. CBNA received a rating of “outstanding” in our most recent CRA evaluation.
On May 20, 2020, the OCC announced its final rule designed to strengthen and modernize its regulations under the CRA, which followed a December 2019 joint notice of proposed rulemaking with the FDIC. The final rule significantly revamps for national banks, like CBNA, how the OCC defines what qualifies for CRA credit, where such activity must be conducted to receive credit, how CRA performance is measured, and how CRA performance is documented and reported. The final rule was effective October 1, 2020, with a compliance date of January 1, 2023. On November 24, 2020, the OCC issued a proposed rule which included its approach to determine and assess significant declines in CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the May 2020 final rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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
i.the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk;
ii.the arrangements should be compatible with effective controls and risk management; and
iii.the arrangements should be supported by strong corporate governance.
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

Citizens Financial Group, Inc. | 19

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
i.restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and
ii.a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.
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

Citizens Financial Group, Inc. | 20

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
Website Access to Citizens’ Filings with the SEC
We maintain a website at investor.citizensbank.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Risks Related to Our Business
The COVID-19 pandemic and associated lockdowns have adversely affected us, and may continue to adversely affect, and created, and may exacerbate or create new, significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic and associated lockdowns have negatively affected the global and U.S. economies, increased unemployment levels, disrupted supply chains and businesses in many industries, lowered equity market valuations, decreased liquidity in fixed income markets, and created significant volatility and disruption in financial markets. This has resulted, and could continue to result, in higher and more volatile provisions for credit losses, and is also expected to result in increased charge-offs, particularly as more

Citizens Financial Group, Inc. | 21

customers experience credit deterioration and as customers need to draw on their committed credit lines to help finance their businesses and activities. The pandemic’s negative economic impact and its effect on customer needs and behaviors could adversely affect our liquidity and also continue to adversely affect our capital profile. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest-rate environment, which has, and is likely to continue to, reduce our net interest margin. The pandemic may also have adverse effects on our noninterest income. The effects of the pandemic have resulted, and may continue to result, in lower service charges and fees and card fees, and has also caused, and may continue to cause, volatility in other noninterest income, in particular capital markets fees and foreign exchange and interest rate products revenue.
In addition, our reliance on work-from-home capabilities and the potential inability to maintain critical staff in our operational facilities present risks associated with our local infrastructure, restrictive stay-at-home orders across jurisdictions, illness, quarantines and the sustainability of a work-from-home environment, as well as heightened cybersecurity, information security and operational risks. Many of our service providers have been, and may further be, affected by similar factors that increase their risk of business disruptions or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties or other sanctions, or harm to our reputation. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and the actions of governmental authorities in response to those conditions.
The federal banking regulators have issued interagency guidance to clarify supervisory expectations regarding loan modifications due to COVID-19-related non-payment and the regulatory capital transition for the current expected credit loss accounting standard. Further, the Federal Reserve has implemented a broad array of actions to limit the negative impacts of the COVID-19 pandemic and associated lockdowns on the economy and U.S. businesses. In addition, the U.S. Congress has passed a number of economic stimulus packages, including the $2 trillion CARES Act, the Families First Coronavirus Response Act, the Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020, and the Consolidated Appropriations Act, 2021. In response to the pandemic, we have (i) assisted our retail and small business customers through loan forbearances and modifications, (ii) extended loans under the PPP, and (iii) committed funding for community support with a particular emphasis on small businesses and non-profit partners. These government programs are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation.
In April 2020, we announced that we would temporarily suspend our stock repurchase program through December 31, 2020 to support the efforts of the Federal Reserve and other banks to moderate the impact of the pandemic by making additional capital and liquidity available to our customers, including corporates, small businesses and individuals. Further, the Federal Reserve took actions to preserve capital at banks by imposing certain limitations on firms that participate in CCAR for the third and fourth quarters of 2020, including mandatory suspension of share repurchases, and limiting common stock dividends to existing rates and the average quarterly net income for the prior four quarters. In December 2020, the Federal Reserve modified its limitations on capital distributions for the first quarter of 2021 such that firms that participate in CCAR, like us, may resume share repurchases provided that the aggregate of share repurchases and common stock dividends for the first quarter of 2021 do not exceed average quarterly net income for the trailing four quarters. The Federal Reserve can extend or modify its current capital distribution limitations in future quarters. The pandemic may cause us to limit future capital distributions.
The extent to which the pandemic and associated lockdowns adversely affect our business, financial condition and results of operations, as well as our liquidity and regulatory capital ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the widespread availability, use and effectiveness of vaccines, the effectiveness of our work-from-home arrangements and staffing levels in operational facilities, actions taken by governmental authorities and other third parties in response to the pandemic and associated lockdowns and the direct and indirect impact of the pandemic and associated lockdowns on us, our clients and customers, our service providers and other market participants. As the pandemic and associated lockdowns adversely affect us, it may also have the effect of heightening many of the other risks described herein.

Citizens Financial Group, Inc. | 22

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

Citizens Financial Group, Inc. | 23

Changes in the method pursuant to which the LIBOR and other benchmark rates are calculated and their planned discontinuance could adversely impact our business operations and financial results.
Many of our lending products, securities, derivatives, and other financial transactions utilize a benchmark rate, such as LIBOR, to determine the applicable interest rate or payment amount. In 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Since then, the financial industry has been working towards the transition away from LIBOR to alternative reference rates. On November 30, 2020, the ICE Benchmark Administration (“IBA”), the authorized administrator of LIBOR regulated by the U.K. FCA, announced a proposal that, if adopted, would result in the cessation of one-week and two-month U.S. dollar LIBOR as previously anticipated at the end of 2021, while extending the publication of the other tenors of U.S. dollar LIBOR until June 30, 2023. While this proposal has received support from both U.K. and U.S. regulators, the U.S. regulators are encouraging banks to stop entering into new U.S. dollar LIBOR contracts as soon as practicable and not later than December 31, 2021. The combination of the IBA proposal and the U.S. official sector guidance would continue to facilitate the transition away from LIBOR for new originations by the end of 2021 while enabling more legacy contracts to mature before the final LIBOR cessation date of June 30, 2023.

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
In 2018, we formed a LIBOR Transition Program designed to guide the organization through the planned discontinuation of LIBOR. Various regulators, industry bodies and other market participants in the U.S. and other countries are engaged in initiatives to develop, introduce and encourage the use of alternative rates to replace certain benchmarks. Despite progress made to date by regulators and industry participants, such as us, to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether replacement benchmark rates may become accepted alternatives to LIBOR for different types of transactions and financial instruments, how the terms of any transaction or financial instrument may be adjusted to account for differences between LIBOR and any alternative rate selected, how any replacement would be implemented across the industry, and the effect any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
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

Citizens Financial Group, Inc. | 24

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

Citizens Financial Group, Inc. | 25

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
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”), that substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. Upon adoption of CECL on January 1, 2020, we recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. We consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. As evidenced in the first half of 2020 due to the impact of COVID-19, the standard introduces heightened volatility in provision for credit losses, given uncertainty in the accuracy of macroeconomic forecasts over longer time horizons, variances in the rate and composition of loan growth, and changes in overall loan portfolio size and mix. As a result, it is possible that our ongoing reported earnings and lending activity could be negatively impacted. For more information regarding CECL, see Note 1 in Item 8.
Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to

Citizens Financial Group, Inc. | 26

our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be adversely affected due to their perception that the quality of the models used to generate the relevant information is insufficient.
The preparation of our financial statements requires the use of estimates that may vary from actual results. Particularly, various factors may cause our Allowance for Credit Losses to increase.
The preparation of audited Consolidated Financial Statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Our most critical accounting estimate is the ACL. The ACL is a reserve established through a provision for credit losses charged to expense and represents our estimate of expected credit losses within the existing loan and lease portfolio and unfunded lending commitments. The level of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.
The determination of the appropriate level of the ACL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review our ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on judgments that can differ from those of our own management. In addition, if charge-offs in future periods exceed the ACL—that is, if the ACL is inadequate—we will need to recognize additional provision for credit losses. Should such additional provision expense become necessary, it would result in a decrease in net income and capital and may have a material adverse effect on us. For more information regarding our use of estimates in preparation of financial statements, see Note 1 in Item 8 and the “Critical Accounting Estimates” section in Item 7.
Operational risks are inherent in our businesses.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; improper conduct or errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks against us or our vendors, or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, applicable authorizations and licenses, reputation and results of operations.
The financial services industry, including the banking sector, is undergoing rapid technological change as a result of changes in customer behavior, competition and changes in the legal and regulatory framework, and we may not be able to compete effectively as a result of these changes.
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

Citizens Financial Group, Inc. | 27

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
Information security risks for large financial institutions such as us have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks, particularly given the recent trend towards remote work arrangements. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, theft, sale or loss or destruction of the confidential, and/or proprietary information of CFG, our customers, our vendors, our counterparties, or our employees. We are under continuous threat of loss or network degradation due to cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, ransomware, and Distributed Denial of Service (“DDoS”) attacks. This is especially true as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful. We have implemented certain technology protections such as Customer Profiling and Set-Up Authentication to be in compliance with the FFIEC Authentication in Internet Banking Environment (“AIBE”) guidelines.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Cyber-attacks against the patches themselves have also proven to be a significant risk that companies will have to address going forward.

Citizens Financial Group, Inc. | 28

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
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) unaffiliated third parties operate data communications networks on which certain components and services relating to our online banking system rely, (ii) third parties host or maintain many of our applications, including our Commercial Loan System, which is hosted and maintained by Automated Financial Systems, Inc., and our Mobile Digital Banking Application, which is hosted and maintained by Amazon Web Services, Inc., (iii) Fidelity National Information Services, Inc. maintains our core deposits system, (iv) Infosys Limited provides us with a wide range of information technology support services, including service desk, end user, servicer, and private cloud support, and (v) IBM Corporation provides us with mainframe support services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
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

Citizens Financial Group, Inc. | 29

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
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions could require us to charge off a higher percentage of loans and increase the provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations. For example, our business was significantly affected by the global economic and financial crisis that began in 2008. The falling home prices, increased rate of foreclosure and high levels of unemployment in the United States triggered significant write-downs by us and other financial institutions. These write-downs adversely impacted our financial results in material respects. Although the U.S. economy has made a significant recovery, an interruption or reversal of this recovery would adversely affect the financial services industry and banking sector.
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

Citizens Financial Group, Inc. | 30

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

Citizens Financial Group, Inc. | 31

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
While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent months, there are other rules to implement changes that have yet to be proposed or enacted by our regulators. The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. For more information on the regulations to which we are subject and recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.
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
FRB policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the FRB at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of CFG or our stockholders or creditors, and may include one or more of the following:
•The Parent Company may be compelled to contribute capital to CBNA, including by engaging in a public offering to raise such capital. Furthermore, any extensions of credit from the Parent Company to CBNA that are included in CBNA’s capital would be subordinate in right of payment to depositors and certain other indebtedness of CBNA.
•In the event of a bank holding company’s bankruptcy, any commitment that the bank holding company had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
•In the event of impairment of the capital stock of CBNA, the Parent Company, as CBNA’s stockholder, could be required to pay such deficiency.

Citizens Financial Group, Inc. | 32

The Parent Company depends on CBNA for substantially all of its revenue, and restrictions on dividends and other distributions by CBNA could affect its liquidity and ability to fulfill our obligations.
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
Compliance with anti-money laundering and anti-terrorism financing rules involves significant cost and effort.
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

Citizens Financial Group, Inc. | 33

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
You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section, and other factors, some of which are beyond our control. These factors include:
•quarterly variations in our results of operations or the quarterly financial results of companies perceived to be similar to us;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•fluctuations in the market valuations of companies perceived by investors to be comparable to us;
•future sales of our common stock;
•additions or departures of members of our senior management or other key personnel;
•changes in industry conditions or perceptions; and
•changes in applicable laws, rules or regulations and other dynamics.
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

Citizens Financial Group, Inc. | 34

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

We lease eight operations centers in Boston, Medford, and Westwood, Massachusetts; Pittsburgh, Pennsylvania; Warwick, Rhode Island; Franklin, Tennessee; Irving, Texas and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2020, our subsidiaries owned and operated a total of 38 facilities and leased an additional 1,172 facilities. We believe our current facilities are adequate to meet our needs. See Note 6 and Note 8 in Item 8 for more information regarding our premises and equipment, and leases, respectively.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 18 in Item 8 and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 1, 2021, our common stock was owned by seven holders of record (including Cede & Co.) and approximately 209,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.
The following graph compares the cumulative total stockholder returns for our performance during the five-year period ended December 31, 2020 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money center and regional banks and thrifts; and a group of other banks that constitute our peer regional banks (i.e., Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, Truist, Huntington and U.S. Bancorp). The graph assumes a $100 investment at the closing price on December 31, 2015 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.

Citizens Financial Group, Inc. | 35

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

	12/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015
CFG	$160	$171	$121	$166	$139	$100
S&P 500 Index	203	171	130	136	112	100
KBW BKX Index	153	171	125	152	129	100
Peer Regional Bank Average	$152	$169	$127	$151	$131	$100
Issuer Purchase of Equity Securities

We did not purchase any of the Company’s equity securities during the quarter ended December 31, 2020.

Citizens Financial Group, Inc. | 36

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 and our audited Consolidated Financial Statements and Notes in Item 8. Our historical results are not necessarily indicative of the results expected for any future period.

	For the Year Ended December 31,
(in millions, except per-share and ratio data)	2020	2019	2018	2017	2016
OPERATING DATA:
Net interest income	$4,586	$4,614	$4,532	$4,173	$3,758
Noninterest income	2,319	1,877	1,596	1,534	1,497
Total revenue	6,905	6,491	6,128	5,707	5,255
Provision for credit losses	1,616	393	326	321	369
Noninterest expense	3,991	3,847	3,619	3,474	3,352
Income before income tax expense	1,298	2,251	2,183	1,912	1,534
Income tax expense(1)	241	460	462	260	489
Net income	1,057	1,791	1,721	1,652	1,045
Net income available to common stockholders	950	1,718	1,692	1,638	1,031
Net income per average common share - basic	2.22	3.82	3.54	3.26	1.97
Net income per average common share - diluted	2.22	3.81	3.52	3.25	1.97
Dividends declared and paid per common share	1.56	1.36	0.98	0.64	0.46
OTHER OPERATING DATA:
Return on average common equity(2)	4.65%	8.45%	8.62%	8.35%	5.23%
Return on average tangible common equity(2)	6.93	12.64	12.94	12.35	7.74
Return on average total assets(2)	0.60	1.10	1.11	1.10	0.73
Return on average total tangible assets(2)	0.62	1.15	1.16	1.15	0.76
Efficiency ratio(2)	57.80	59.28	59.06	60.87	63.80
Operating leverage(2)(3)	2.65	(0.39)	3.19	4.98	6.08
Net interest margin, FTE(4)	2.89	3.16	3.22	3.06	2.90
Effective income tax rate(1)	18.54	20.43	21.16	13.62	31.88
Dividend payout ratio	70	36	28	20	23
Average equity to average assets ratio	12.60	13.27	13.02	13.25	13.93
(1) On December 22, 2017, Tax Legislation was passed reducing the corporate tax rate from 35% to 21% effective January 1, 2018.
(2) See the “Introduction — Key Performance Metrics Used by Management and Non-GAAP Financial Measures” section in Item 7 for definitions of our key performance metrics.
(3) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense. For the purpose of the 2016 calculation, 2015 total revenue was $4.8 billion and noninterest expense was $3.3 billion.
(4) Net interest margin is presented on an FTE basis using the federal statutory tax rate.

Citizens Financial Group, Inc. | 37

	As of December 31,
(in millions, except ratio data)	2020	2019	2018	2017	2016
BALANCE SHEET DATA:
Total assets	$183,349	$165,733	$160,518	$152,336	$149,520
Loans held for sale, at fair value	3,564	1,946	1,219	497	583
Other loans held for sale	439	1,384	101	221	42
Loans and leases	123,090	119,088	116,660	110,617	107,669
Allowance for loan and lease losses(1)	(2,443)	(1,252)	(1,242)	(1,236)	(1,236)
Total securities	26,847	24,669	25,075	25,733	25,610
Goodwill	7,050	7,044	6,923	6,887	6,876
Total liabilities	160,676	143,532	139,701	132,066	129,773
Total deposits	147,164	125,313	119,575	115,089	109,804
Short-term borrowed funds(2)	243	274	1,317	1,926	3,609
Long-term borrowed funds	8,346	14,047	15,925	12,510	13,540
Total stockholders’ equity	22,673	22,201	20,817	20,270	19,747
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases(1)	1.98%	1.05%	1.06%	1.12%	1.15%
Allowance for credit losses to loans and leases(1)	2.17	1.09	1.14	1.20	1.22
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(3)	2.24	1.09	1.14	1.20	1.22
Allowance for loan and lease losses to nonaccruing loans and leases(1)	240	178	162	142	119
Allowance for credit losses to nonaccruing loans and leases(1)	262	184	174	153	126
Nonaccruing loans and leases to loans and leases	0.83	0.59	0.66	0.78	0.97
Capital Ratios:(4)
CET1 capital ratio	10.0	10.0	10.6	11.2	11.2
Tier 1 capital ratio	11.3	11.1	11.3	11.4	11.4
Total capital ratio	13.4	13.0	13.3	13.9	14.0
Tier 1 leverage ratio	9.4	10.0	10.0	10.0	9.9
(1) Allowance for loan and leases losses, allowance for credit losses, and related ratios, at December 31, 2020 reflect the impact of the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
(2) In the first quarter of 2020, we reclassified federal funds purchased and securities sold under agreement to repurchase and other short-term borrowed funds to short-term borrowed funds. Prior periods have been adjusted to conform with the current period presentation.
(3) For more information on the computation of non-GAAP financial measures, see “-Introduction - Non-GAAP Financial Measures” and “-Non-GAAP Financial Measures and Reconciliations.”
(4) The capital ratios and associated components are prepared using the U.S. Basel III Standardized approach and became fully phased-in on January 1, 2019.  The December 31, 2017 capital ratios reflect the retrospective adoption of FASB ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Citizens Financial Group, Inc. | 38

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 39

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $183.3 billion in assets as of December 31, 2020. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,700 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
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
FINANCIAL PERFORMANCE
Key Highlights
Net income of $1.1 billion decreased 41% from 2019, with earnings per diluted common share of $2.22, down 42% from $3.81 per diluted common share for 2019. ROTCE of 6.9% declined from 12.6% in 2019. Declining results continue to be driven by the COVID-19 pandemic and its associated impact on our ACL which, coupled with our adoption of CECL on January 1, 2020, resulted in a $923 million reserve build during 2020.
In 2020, results reflected a $83 million after-tax reduction, or $0.19 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives. In 2019, we recorded $17 million after-tax, or $0.03 per diluted common share, of notable items tied to Acquisition integration costs, costs related to strategic initiatives and income tax benefits associated with an operational restructure and legacy tax matters.

Citizens Financial Group, Inc. | 40

Table 1: Notable Items
	Year Ended December 31, 2020
(in millions)	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$3,991	$241	$1,057
Less: Notable items
Total integration costs	10	(2)	(8)
Other notable items(1)	115	(40)	(75)
Total notable items	125	(42)	(83)
Underlying results (non-GAAP)	$3,866	$283	$1,140
(1) Other notable items include noninterest expense of $115 million related to our TOP 6 transformational and revenue and efficiency initiatives and an income tax benefit of $11 million related to an operational restructure and legacy tax matters.

	Year Ended December 31, 2019
(in millions)	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$3,847	$460	$1,791
Less: Notable items
Total integration costs	18	(4)	(14)
Other notable items(1)	50	(47)	(3)
Total notable items	68	(51)	(17)
Underlying results (non-GAAP)	$3,779	$511	$1,808
1) Other notable items include noninterest expense of $50 million related to our TOP programs and other efficiency initiatives and an income tax benefit of $34 million related to an operational restructure and legacy tax matters.
•Net income available to common stockholders of $950 million decreased $768 million, or 45%, compared to $1.7 billion in 2019.
◦On an Underlying basis, which excludes notable items, 2020 net income available to common stockholders of $1.0 billion compared with $1.7 billion in 2019.
◦On an Underlying basis, EPS of $2.41 per share compared to $3.84 in 2019.
•Total revenue of $6.9 billion increased $414 million, or 6%, from 2019, as a 24% increase in noninterest income, given record results across mortgage, capital markets and wealth, was partially offset by a 1% decrease in net interest income given lower rates.
◦Net interest income of $4.6 billion reflected 8% growth in average interest-earning assets offset by the impact of the lower rate and challenging yield-curve environment.
◦Net interest margin of 2.88% decreased 26 basis points from 3.14% in 2019, reflecting the impact of lower interest rates, partially offset by lower funding costs and improved funding mix, as well as continued mix shift towards higher yielding assets.
–Net interest margin on a fully taxable-equivalent basis of 2.89% decreased by 27 basis points, compared to 3.16% in 2019.
–Average loans and leases of $124.5 billion increased $6.6 billion, or 6%, from $117.9 billion in 2019, reflecting a $5.5 billion increase in commercial loans and leases primarily driven by $3.2 billion of PPP loans as well as a $1.1 billion increase in retail loans.
–Period-end loan growth of $4.0 billion, or 3%, from 2019, reflected 6% growth in total commercial driven by PPP loans.
–Average deposits of $138.7 billion increased $15.4 billion, or 13%, from $123.3 billion in 2019, as a result of government stimulus benefiting consumers and small businesses as well as commercial clients building liquidity given COVID-19 disruption.
–Period-end deposit growth of $21.9 billion, or 17%, from 2019, reflecting growth in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.

Citizens Financial Group, Inc. | 41

◦Noninterest income of $2.3 billion increased $442 million, or 24%, from 2019, driven by mortgage banking and capital markets fees, partially offset by lower service charges and fees, card fees, foreign exchange and interest rate products revenue, securities gains and other income.
•Noninterest expense of $4.0 billion increased $144 million, or 4%, from $3.8 billion in 2019, driven by higher salaries and employee benefits reflecting strong mortgage production; outside services tied to growth initiatives; and equipment and software expense given continued investments in technology; partially offset by lower other operating expense given lower travel, pension and advertising expenses.
◦On an Underlying basis, noninterest expense increased 2% from 2019.
•The efficiency ratio of 57.8% compared to 59.3% in 2019, and ROTCE of 6.9% compared to 12.6%.
◦On an Underlying basis, the efficiency ratio of 56.0% compared to 58.2% in 2019 and ROTCE of 7.5% compared to 12.8%, given the implementation of CECL and reserve increases tied to COVID-19 impacts.
•Provision for credit losses of $1.6 billion increased $1.2 billion from $393 million in 2019, reflecting our adoption of CECL and its reliance on forecasts of expected future losses, combined with the approximate $923 million impact from COVID-19 and associated lockdowns and a sudden rise in unemployment and drop in GDP.
•Tangible book value per common of $32.72 increased 2% from 2019. Fully diluted average common shares outstanding decreased 23.1 million shares, or 5% over the same period.

Citizens Financial Group, Inc. | 42

RESULTS OF OPERATIONS — 2020 compared with 2019

Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” and “—Risk Governance.”

Citizens Financial Group, Inc. | 43

Table 2: Major Components of Net Interest Income
	Year Ended December 31,
	2020			2019			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$6,175	$11	0.18%	$1,544	$30	1.94%	$4,631	(176) bps
Taxable investment securities	25,160	519	2.06	25,425	642	2.51	(265)	(45)
Non-taxable investment securities	4	—	2.60	5	—	2.60	(1)	—
Total investment securities	25,164	519	2.06	25,430	642	2.51	(266)	(45)
Commercial and industrial	46,255	1,582	3.36	41,702	1,797	4.25	4,553	(89)
Commercial real estate	14,452	438	2.98	13,160	628	4.71	1,292	(173)
Leases	2,365	64	2.71	2,694	77	2.84	(329)	(13)
Total commercial	63,072	2,084	3.25	57,556	2,502	4.29	5,516	(104)
Residential mortgages	19,178	618	3.22	19,308	687	3.56	(130)	(34)
Home Equity	12,607	461	3.66	13,645	700	5.13	(1,038)	(147)
Automobile	12,064	517	4.29	12,047	506	4.20	17	9
Education	11,165	560	5.02	9,415	555	5.89	1,750	(87)
Other retail	6,458	479	7.41	5,929	491	8.27	529	(86)
Total retail	61,472	2,635	4.29	60,344	2,939	4.87	1,128	(58)
Total loans and leases (1)	124,544	4,719	3.76	117,900	5,441	4.59	6,644	(83)
Loans held for sale, at fair value	2,772	75	2.72	1,689	63	3.74	1,083	(102)
Other loans held for sale	620	33	5.22	251	13	5.10	369	12
Interest-earning assets	159,275	5,357	3.35	146,814	6,189	4.19	12,461	(84)
Allowance for loan and lease losses	(2,218)			(1,244)			(974)
Goodwill	7,049			7,036			13
Other noninterest-earning assets	12,336			9,570			2,766
Total assets	$176,442			$162,176			$14,266
Liabilities and Stockholders’ Equity
Checking with interest	$26,002	$64	0.24%	$23,470	$203	0.87%	$2,532	(63) bps
Money market accounts	44,732	192	0.43	36,613	450	1.23	8,119	(80)
Regular savings	16,144	50	0.31	13,247	75	0.57	2,897	(26)
Term deposits	14,309	203	1.42	21,035	427	2.03	(6,726)	(61)
Total interest-bearing deposits	101,187	509	0.50	94,365	1,155	1.22	6,822	(72)
Short-term borrowed funds	334	2	0.52	665	10	1.47	(331)	(95)
Long-term borrowed funds	10,853	260	2.39	13,014	410	3.14	(2,161)	(75)
Total borrowed funds	11,187	262	2.33	13,679	420	3.06	(2,492)	(73)
Total interest-bearing liabilities	112,374	771	0.69	108,044	1,575	1.46	4,330	(77)
Demand deposits	37,553			28,936			8,617
Other liabilities	4,280			3,683			597
Total liabilities	154,207			140,663			13,544
Stockholders’ equity	22,235			21,513			722
Total liabilities and stockholders’ equity	$176,442			$162,176			$14,266
Interest rate spread			2.66%			2.73%		(7)
Net interest income and net interest margin		$4,586	2.88%		$4,614	3.14%		(26)
Net interest income and net interest margin, FTE(2)		$4,599	2.89%		$4,635	3.16%		(27)
Memo: Total deposits (interest-bearing and demand)	$138,740	$509	0.37%	$123,301	$1,155	0.94%	$15,439	(57) bps
(1) Interest income and rates on loans include loan fees. Additionally, $1.0 billion and $728 million of average nonaccrual loans were included in the average loan balances used to determine the average yield on loans for December 2020 and 2019, respectively.
(2) Net interest income and net interest margin is presented on a fully taxable-equivalent (“FTE”) basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.

Net interest income of $4.6 billion decreased $28 million, reflecting 8% average interest-earning asset growth, including the addition of PPP loans, and improvements in funding mix and deposit pricing that were more than offset by a 26 basis point decrease in net interest margin given the lower rate and challenging yield curve environment.
Net interest margin on an FTE basis of 2.89% decreased 27 basis points compared to 3.16% in 2019, primarily reflecting the impact of lower interest rates and elevated cash balances given strong deposit flows (elevated cash balances drove 8 basis points of the decline), partially offset by improved funding mix and deposit

Citizens Financial Group, Inc. | 44

pricing. Average interest-earning asset yields of 3.35% decreased 84 basis points from 4.19% in 2019, while average interest-bearing liability costs of 0.69% decreased 77 basis points from 1.46% in 2019, reflecting strong pricing discipline.
Average interest-earning assets of $159.3 billion increased $12.5 billion, or 8%, from 2019, driven by a $5.5 billion increase in average commercial loans, a $4.4 billion increase in total investment securities and interest-bearing cash and due from banks and deposits in banks, a $1.5 billion increase in average total loans held for sale and a $1.1 billion increase in average retail loans. Commercial growth was driven by commercial and industrial (primarily PPP loans) and commercial real estate. Retail growth was driven by education and other retail, partially offset by home equity.
Average deposits of $138.7 billion increased $15.4 billion from 2019, as a result of government stimulus benefiting consumers and small businesses and clients building liquidity given COVID-19 disruption. Increases in demand deposits, money market accounts, savings, and checking with interest, were partially offset by a decrease in term deposits. Total interest-bearing deposit costs of $509 million decreased $646 million, or 56%, from $1.2 billion in 2019, primarily due to a lower rate environment and strong pricing discipline.
Average total borrowed funds of $11.2 billion decreased $2.5 billion from 2019 as strong deposit flows allowed for significantly lower levels of borrowings, with FHLB advances near zero at period-end and a reduction in senior and subordinated debt. Total borrowed funds costs of $262 million decreased $158 million from 2019. The total borrowed funds cost of 2.33% decreased 73 basis points from 3.06% in 2019 due to the impact of COVID-19 on the rate environment.

Table 3: Changes in Net Interest Income Due to Average Volume and Average Rate
	Year Ended December 31,
	2020 Versus 2019
(in millions)	Average Volume(1)	Average Rate(1)	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$90	($109)	($19)
Taxable investment securities	(7)	(116)	(123)
Total investment securities	(7)	(116)	(123)
Commercial and industrial	194	(409)	(215)
Commercial real estate	61	(251)	(190)
Leases	(9)	(4)	(13)
Total commercial	246	(664)	(418)
Residential mortgages	(5)	(64)	(69)
Home Equity	(52)	(187)	(239)
Automobile	1	10	11
Education	103	(98)	5
Other retail	44	(56)	(12)
Total retail	91	(395)	(304)
Total loans and leases	337	(1,059)	(722)
Loans held for sale, at fair value	41	(29)	12
Other loans held for sale	19	1	20
Total interest income	$480	($1,312)	($832)
Interest Expense
Checking with interest	$22	($161)	($139)
Money market accounts	100	(358)	(258)
Regular savings	16	(41)	(25)
Term deposits	(136)	(88)	(224)
Total interest-bearing deposits	2	(648)	(646)
Short-term borrowed funds	(5)	(3)	(8)
Long-term borrowed funds	(56)	(94)	(150)
Total borrowed funds	(61)	(97)	(158)
Total interest expense	(59)	(745)	(804)
Net interest income	$539	($567)	($28)
(1) Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

Citizens Financial Group, Inc. | 45

Noninterest Income

Table 4: Noninterest Income
	Year Ended December 31,
(in millions)	2020	2019	Change	Percent
Mortgage banking fees	$915	$302	$613	203%
Service charges and fees	403	505	(102)	(20)
Capital markets fees	250	216	34	16
Card fees	217	254	(37)	(15)
Trust and investment services fees	203	202	1	—
Letter of credit and loan fees	140	135	5	4
Foreign exchange and interest rate products	120	155	(35)	(23)
Securities gains, net	4	19	(15)	(79)
Other income(1)	67	89	(22)	(25)
Noninterest income	$2,319	$1,877	$442	24%
(1) Includes bank-owned life insurance income and other income for all periods presented, and net impairment losses recognized in earnings on available for sale debt securities for the 2019 period.

Noninterest income of $2.3 billion increased $442 million, or 24%, from 2019, reflecting increased mortgage banking fees due to higher origination volumes and gain on sale margins, and capital markets fees. These results were partially offset by lower service charges and fees and card fees as well as lower foreign exchange and interest rate products revenue, reflecting challenging market conditions. Results also reflected decreased securities gains and other income given lower leasing income and lower gains related to asset dispositions, partially offset by gain on sale of education loans.

Citizens Financial Group, Inc. | 46

Noninterest Expense

Table 5: Noninterest Expense
	Year Ended December 31,
(in millions)	2020	2019	Change	Percent
Salaries and employee benefits	$2,123	$2,026	$97	5%
Equipment and software expense	565	514	51	10
Outside services	553	498	55	11
Occupancy	331	333	(2)	(1)
Other operating expense	419	476	(57)	(12)
Noninterest expense	$3,991	$3,847	$144	4%

Noninterest expense of $4.0 billion in 2020 increased $144 million, or 4%, compared to 2019, reflecting higher salaries and employee benefits, reflecting strong mortgage production, outside services, tied to growth initiatives, and an increase in equipment and software expense, given continued investments in technology. These results were partially offset by lower other operating expense given a decline in travel, pension, and advertising expenses. Underlying noninterest expense increased $87 million, or 2%, due to the reasons listed above.

Citizens Financial Group, Inc. | 47

Provision for Credit Losses

(dollars in millions)

$1,616
0.56%
0.32%
0.28%
0.28%
0.36%
$693
$369
$335
$321
$305
$326
$317
$393
$430
2016
2017
2018
2019
2020
Provision for credit losses
Net charge-offs
Net charge-off ratio

The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccruing Loans and Leases” for more information.
Provision for credit losses of $1.6 billion included a $923 million reserve build primarily associated with the impact of the COVID-19 pandemic and associated lockdowns on our loan portfolio, which resulted in a sudden rise in unemployment and drop in GDP. Net charge-offs of $693 million increased $263 million from 2019, which reflected charge-offs in our commercial portfolio concentrated in certain sub-categories, including retail real estate, metals and mining, energy and related, and casual dining, as well as the impact of continued seasoning in retail growth portfolios, and loan growth.

Income Tax Expense

(dollars in millions)
$489
$260
$462
$460
$241
31.9%
13.6%
21.2%
20.4%
18.5%
2016
2017
2018
2019
2020
Income tax expense
Effective tax rate

Income tax expense of $241 million decreased $219 million from $460 million in 2019. The 2020 effective tax rate of 18.5% decreased from 20.4% in 2019, driven by the increased benefit of tax-advantaged investments on lower pre-tax income. An Underlying effective tax rate of 19.9% in 2020 compared to 22.0% in 2019.

Citizens Financial Group, Inc. | 48

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
Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets, and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units.
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

Citizens Financial Group, Inc. | 49

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 25 in Item 8 for further information.

Table 6: Selected Financial Data for Business Operating Segments
	As of and for the Year Ended December 31,		As of and for the Year Ended December 31,
	2020	2019	2020	2019
(dollars in millions)	Consumer Banking		Commercial Banking
Net interest income	$3,311	$3,182	$1,643	$1,466
Noninterest income	1,655	1,156	595	607
Total revenue	4,966	4,338	2,238	2,073
Noninterest expense	2,964	2,851	860	858
Profit before provision for credit losses	2,002	1,487	1,378	1,215
Net charge-offs	288	325	398	97
Income before income tax expense	1,714	1,162	980	1,118
Income tax expense	429	287	206	248
Net income	$1,285	$875	$774	$870
Average Balances:
Total assets	$72,022	$66,240	$60,839	$55,947
Total loans and leases(1)(2)	68,237	63,396	57,935	54,355
Deposits	91,541	84,835	40,417	31,085
Interest-earning assets	68,535	63,449	58,334	54,666
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.

Consumer Banking
Net interest income increased $129 million, or 4%, from 2019, driven by the benefit of a $4.8 billion increase in average loans led by education, other retail and the impact of the PPP loan program, partially offset by lower deposit margins driven by the low rate environment. Noninterest income increased $499 million, or 43%, from 2019, driven by mortgage banking fees (reflecting strong origination volumes and gain on sale margins) and other income (gain on sale of education loans), partially offset by lower service charges and fees (higher deposit balances and lower transaction volumes) and card fees (lower transaction volumes). Noninterest expense increased $113 million, or 4%, from 2019, reflecting higher salaries and employee benefits costs tied to higher mortgage origination volumes and PPP loans. Net charge-offs of $288 million decreased $37 million, or 11%, reflecting the impact of loan forbearance programs.
Commercial Banking
Net interest income of $1.6 billion decreased $177 million, or 12%, from 2019, primarily due to the low rate environment, partially offset by higher loan and lower-costing deposit volume. Noninterest income of $595 million decreased $12 million, or 2%, from $607 million in 2019, as higher capital markets fees were offset by a decrease in other income and foreign exchange and interest rate products. Noninterest expense of $860 million increased $2 million, from $858 million in 2019, driven by higher salaries and employee benefits, partially offset by lower travel costs. Net charge-offs of $398 million increased $301 million from 2019, driven by the impact of COVID-19 and associated lockdowns, primarily in the retail real estate, metals and mining, energy and related, and casual dining industries.
RESULTS OF OPERATIONS — 2019 compared with 2018
    For a description of our results of operations for 2019, see the “Results of Operations — 2019 compared with 2018” section of Item 7 in our 2019 Form 10-K.

Citizens Financial Group, Inc. | 50

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 7: Amortized Cost and Fair Value of AFS and HTM Securities
	December 31, 2020		December 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$71	$71	$24	$24
State and political subdivisions	3	3	5	5	5	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	21,954	22,506	19,803	19,875	20,211	19,634
Other/non-agency	396	422	638	662	236	232
Total mortgage-backed securities, at fair value	22,350	22,928	20,441	20,537	20,447	19,866
Total debt securities available for sale, at fair value	$22,364	$22,942	$20,517	$20,613	$20,476	$19,895
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,342	$2,464	$3,202	$3,242	$3,425	$3,293
Other/non-agency	—	—	—	—	740	748
Total mortgage-backed securities, at cost	$2,342	$2,464	$3,202	$3,242	$4,165	$4,041
Asset-backed securities, at cost	$893	$893	$—	$—	$—	$—
Total debt securities held to maturity	$3,235	$3,357	$3,202	$3,242	$4,165	$4,041
Total debt securities available for sale and held to maturity	$25,599	$26,299	$23,719	$23,855	$24,641	$23,936
Equity securities, at fair value	$66	$66	$47	$47	$181	$181
Equity securities, at cost	604	604	807	807	834	834

Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The portfolio includes high quality, highly liquid investments reflecting our ongoing commitment to appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 95% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes.
The fair value of the AFS debt securities portfolio of $22.9 billion at December 31, 2020 increased $2.3 billion from $20.6 billion at December 31, 2019 largely reflecting an increase of $1.8 billion related to reinvestment timing and a $482 million increase in value from lower long-term rates. The fair value of the HTM debt securities portfolio decreased $115 million largely reflecting portfolio runoff, partially offset by the reclass of certain ABS. In September 2020, we purchased $813 million of asset-backed securities, which were recorded as AFS; however, in October 2020, management transferred these securities to HTM after concluding to hold these securities through maturity. For further information, see Note 1 in Item 8.
As of December 31, 2020, the portfolio’s average effective duration was 2.7 years compared with 3.7 years as of December 31, 2019, as lower long-term rates drove an increase in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk in the banking book framework and limits.

Citizens Financial Group, Inc. | 51

Table 8: Amortized Cost and Fair Value of AFS and HTM Securities by Contractual Maturity
	As of December 31, 2020
	Distribution of Maturities(1)
(dollars in millions)	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	127	1,616	20,210	21,954
Other/non-agency	—	—	—	396	396
Total debt securities available for sale	12	127	1,616	20,609	22,364
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,342	2,342
Asset-backed securities	—	—	893	—	893
Total debt securities held to maturity	—	—	893	2,342	3,235
Total amortized cost of debt securities (2)	$12	$127	$2,509	$22,951	$25,599
Weighted-average yield (3)(4)	0.63%	2.16%	2.48%	2.27%	2.29%
(1) Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.
(2) As of December 31, 2020, no investment exceeded 10% of Stockholders’ Equity.
(3) Yields on tax-exempt securities are not computed on a tax-equivalent basis.
(4) Yields exclude the impact of hedging activity.

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
	December 31,					Changes from 2020-2019
(in millions)	2020	2019	2018	2017	2016	$	%
Commercial and industrial (1) (2)	$44,173	$41,479	$40,857	$37,562	$37,274	$2,694	6%
Commercial real estate	14,652	13,522	13,023	11,308	10,624	1,130	8
Leases	1,968	2,537	2,903	3,161	3,753	(569)	(22)
Total commercial (1)	60,793	57,538	56,783	52,031	51,651	3,255	6
Residential mortgages	19,539	19,083	18,978	17,045	15,115	456	2
Home equity (3)	12,149	13,154	14,286	15,566	16,927	(1,005)	(8)
Automobile	12,153	12,120	12,106	13,204	13,938	33	—
Education	12,308	10,347	8,900	8,134	6,610	1,961	19
Other retail (4)	6,148	6,846	5,607	4,637	3,428	(698)	(10)
Total retail	62,297	61,550	59,877	58,586	56,018	747	1
Total loans and leases	$123,090	$119,088	$116,660	$110,617	$107,669	$4,002	3%
(1) The commercial loan class has been renamed commercial and industrial, and the commercial loans and leases loan segment has been renamed commercial.
(2) The December 31, 2020 commercial and industrial balance included PPP loans fully guaranteed by the SBA.
(3) Beginning in the first quarter of 2020, home equity loans, home equity lines of credit, home equity loans serviced by others and home equity lines of credit serviced by others are included in home equity. Prior periods have been adjusted to conform with the current period presentation.
(4) Beginning in the first quarter of 2020, credit card and other retail are included in other retail. Prior periods have been adjusted to conform with the current period presentation.
Total loans and leases increased $4.0 billion, or 3%, from $119.1 billion as of December 31, 2019, largely driven by commercial PPP loans to small business customers. Growth in retail loans, driven by education, was muted in part by the sale of education loans in September and December 2020 amounting to $1.1 billion, inclusive of accrued interest, capitalized interest and fees, and a decline in home equity and other retail. For further information, see Note 10 in Item 8.
PPP loans to small business customers totaled approximately $4.7 billion for the quarters ended June 30, 2020 and September 30, 2020, and $4.2 billion as of December 31, 2020. Average PPP loans totaled approximately $3.4 billion, $4.7 billion and $4.5 billion for the quarters ended June 30, 2020, September 30, 2020, and December 31, 2020, respectively. There were no outstanding PPP loans as of and during the quarter ended March 31, 2020.

Citizens Financial Group, Inc. | 52

As of December 31, 2020, under our COVID-19-related forbearance programs, that are guided by the CARES Act as well as banking regulator interagency guidance, we have deferred payments on:
•Approximately $1.4 billion, or 2.3%, of our retail portfolio, for which the weighted average FICO score is 711
◦94% of customers that exited forbearance are current on payments
◦Although not required, approximately 42% of our residential mortgage borrowers have made payment while in active forbearance, and the weighted average loan-to-value of the $700 million in residential mortgage loans in active forbearance is 62%.
•Approximately $343 million, or 0.6%, of our commercial portfolio, including approximately $53 million, or 1.0%, of our small business portfolio.
The vast majority of these deferrals are not classified as TDRs.

Table 10: Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates
	December 31, 2020
(in millions)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years	Total Loans and Leases
Commercial and industrial	$7,678	$31,390	$5,105	$44,173
Commercial real estate	3,710	9,951	991	14,652
Leases	460	1,208	300	1,968
Total commercial	11,848	42,549	6,396	60,793
Residential mortgages	1,033	2,247	16,259	19,539
Home equity	10,179	258	1,712	12,149
Automobile	170	6,801	5,182	12,153
Education	17	1,346	10,945	12,308
Other retail	2,196	3,713	239	6,148
Total retail	13,595	14,365	34,337	62,297
Total loans and leases	$25,443	$56,914	$40,733	$123,090
Loans and leases due after one year at fixed interest rates		$22,848	$22,730	$45,578
Loans and leases due after one year at variable interest rates		34,066	18,003	52,069
Loan and Lease Concentrations
At December 31, 2020, we did not identify any concentration of loans and leases exceeding 10% of total loans and leases that were not otherwise disclosed as a category of loans and leases. For further information on how we manage concentration exposures, see Note 5 in Item 8.

Citizens Financial Group, Inc. | 53

Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL, which consists of an ALLL and a reserve for unfunded lending commitments, is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 5 in Item 8.
    Summary of Loan and Lease Loss Experience

Table 11: Summary of Changes in ALLL and Reserve for Unfunded Commitments
	As of and for the Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Allowance for Loan and Lease Losses — Beginning:
Commercial and industrial	$548	$530	$541	$516	$376
Commercial real estate	107	138	121	99	111
Leases	19	22	23	48	23
Qualitative	—	—	—	—	86
Total commercial	674	690	685	663	596
Residential mortgages	35	36	44	55	46
Home equity	83	108	122	182	203
Automobile	123	127	139	127	106
Education	116	101	120	102	96
Other retail	221	180	126	107	88
Qualitative	—	—	—	—	81
Total retail	578	552	551	573	620
Total allowance for loan and lease losses — Beginning	$1,252	$1,242	$1,236	$1,236	$1,216
Cumulative effect of change in accounting principle:
Commercial and industrial	($197)	$—	$—	$—	$—
Commercial real estate	(57)	—	—	—	—
Leases	78	—	—	—	—
Total commercial	(176)	—	—	—	—
Residential mortgages	95	—	—	—	—
Home equity	74	—	—	—	—
Automobile	82	—	—	—	—
Education	298	—	—	—	—
Other retail	80	—	—	—	—
Total retail loans	629	—	—	—	—
Cumulative effect of change in accounting principle	$453	$—	$—	$—	$—
Allowance for Loan and Lease Losses — Beginning, Adjusted:
Commercial and industrial	$351	$530	$541	$516	$376
Commercial real estate	50	138	121	99	111
Leases	97	22	23	48	23
Qualitative	—	—	—	—	86
Total commercial	498	690	685	663	596
Residential mortgages	130	36	44	55	46
Home equity	157	108	122	182	203
Automobile	205	127	139	127	106
Education	414	101	120	102	96
Other retail	301	180	126	107	88
Qualitative	—	—	—	—	81
Total retail loans	1,207	552	551	573	620
Total allowance for loan and lease losses — beginning, Adjusted	$1,705	$1,242	$1,236	$1,236	$1,216

Citizens Financial Group, Inc. | 54

Table 11: Summary of Changes in ALLL and Reserve for Unfunded Commitments
	As of and for the Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Gross Charge-offs:
Commercial and industrial	($247)	($87)	($48)	($62)	($56)
Commercial real estate	(112)	(39)	(4)	(13)	(14)
Leases	(78)	(14)	—	—	(9)
Total commercial	(437)	(140)	(52)	(75)	(79)
Residential mortgages	(7)	(8)	(8)	(11)	(21)
Home equity	(25)	(39)	(45)	(65)	(109)
Automobile	(114)	(143)	(158)	(181)	(160)
Education	(51)	(72)	(68)	(59)	(52)
Other retail	(209)	(213)	(163)	(121)	(115)
Total retail	(406)	(475)	(442)	(437)	(457)
Total gross charge-offs	($843)	($615)	($494)	($512)	($536)
Gross Recoveries:
Commercial and industrial	$11	$24	$15	$37	$21
Commercial real estate	1	—	4	3	12
Total commercial	12	24	19	40	33
Residential mortgages	6	9	5	6	9
Home equity	38	49	49	54	61
Automobile	51	57	67	73	65
Education	16	16	16	15	11
Other retail	27	30	21	19	22
Total retail	138	161	158	167	168
Total gross recoveries	$150	$185	$177	$207	$201
Net (Charge-offs)/Recoveries:
Commercial and industrial	($236)	($63)	($33)	($25)	($35)
Commercial real estate	(111)	(39)	—	(10)	(2)
Leases	(78)	(14)	—	—	(9)
Total commercial	(425)	(116)	(33)	(35)	(46)
Residential mortgages	(1)	1	(3)	(5)	(12)
Home equity	13	10	4	(11)	(48)
Automobile	(63)	(86)	(91)	(108)	(95)
Education	(35)	(56)	(52)	(44)	(41)
Other retail	(182)	(183)	(142)	(102)	(93)
Total retail	(268)	(314)	(284)	(270)	(289)
Total net charge-offs	($693)	($430)	($317)	($305)	($335)
Ratio of net charge-offs to average loans and leases	(0.56%)	(0.36%)	(0.28%)	(0.28%)	(0.32%)
Provision for Loan and Lease Losses:
Commercial and industrial	$706	$81	$22	$50	$117
Commercial real estate	421	8	17	32	(17)
Leases	33	11	(1)	(25)	34
Qualitative	—	—	—	—	(21)
Total commercial	1,160	100	38	57	113
Residential mortgages	12	(2)	(5)	(6)	8
Home equity	(36)	(35)	(18)	(49)	(8)
Automobile	58	82	79	120	99
Education	(18)	71	33	62	21
Other retail	255	224	196	121	95
Qualitative	—	—	—	—	27
Total retail	271	340	285	248	242
Total provision for loan and lease losses	$1,431	$440	$323	$305	$355

Citizens Financial Group, Inc. | 55

Table 11: Summary of Changes in ALLL and Reserve for Unfunded Commitments
	As of and for the Year Ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Total Allowance for Loan and Lease Losses — Ending:
Commercial and industrial	$821	$548	$530	$541	$458
Commercial real estate	360	107	138	121	92
Leases	52	19	22	23	48
Qualitative	—	—	—	—	65
Total commercial	1,233	674	690	685	663
Residential mortgages	141	35	36	44	42
Home equity	134	83	108	122	147
Automobile	200	123	127	139	110
Education	361	116	101	120	76
Other retail	374	221	180	126	90
Qualitative	—	—	—	—	108
Total retail	1,210	578	552	551	573
Total allowance for loan and lease losses — Ending	$2,443	$1,252	$1,242	$1,236	$1,236
Reserve for Unfunded Lending Commitments — Beginning	$44	$91	$88	$72	$58
Cumulative effect of change in accounting principle	(2)	—	—	—	—
Provision for unfunded lending commitments	185	(47)	3	16	14
Reserve for unfunded lending commitments — Ending	$227	$44	$91	$88	$72
Total Allowance for Credit Losses — Ending	$2,670	$1,296	$1,333	$1,324	$1,308

Table 12: Allocation of the ALLL
	December 31,
(dollars in millions)	2020		2019		2018		2017		2016
Commercial and industrial	$821	36%	$548	35%	$530	35%	$541	34%	$458	35%
Commercial real estate	360	12	107	11	138	11	121	10	92	10
Leases	52	1	19	2	22	3	23	3	48	3
Qualitative	—	N/A	—	N/A	—	N/A	—	N/A	65	N/A
Total commercial	1,233	49	674	48	690	49	685	47	663	48
Residential mortgages	141	16	35	16	36	16	44	15	42	14
Home equity	134	10	83	11	108	12	122	14	147	16
Automobile	200	10	123	10	127	10	139	12	110	13
Education	361	10	116	9	101	8	120	7	76	6
Other retail	374	5	221	6	180	5	126	5	90	3
Qualitative	—	N/A	—	N/A	—	N/A	—	N/A	108	N/A
Total retail	1,210	51	578	52	552	51	551	53	573	52
Total loans and leases	$2,443	100%	$1,252	100%	$1,242	100%	$1,236	100%	$1,236	100%
The ALLL represented 1.98% of total loans and leases and 240% of NPLs as of December 31, 2020 compared with 1.05% and 178%, respectively, as of December 31, 2019.

Citizens Financial Group, Inc. | 56

Risk Elements

Table 13: Nonaccrual Loans and Leases, Accruing and 90 Days or More Past Due and Restructured Loans and Leases
	December 31,
(in millions)	2020	2019	2018	2017	2016
Nonaccrual loans and leases
Commercial and industrial	$280	$240	$194	$238	$322
Commercial real estate	176	2	7	27	50
Leases	2	3	—	—	15
Total commercial	458	245	201	265	387
Residential mortgages	167	93	105	125	139
Home equity	276	246	313	348	406
Automobile	72	67	81	70	50
Education	18	18	38	38	38
Other retail	28	34	28	22	20
Total retail	561	458	565	603	653
Total nonaccrual loans and leases	$1,019	$703	$766	$868	$1,040
Loans and leases that are accruing and 90 days or more delinquent
Commercial and industrial	$20	$2	$1	$5	$2
Commercial real estate	—	—	—	3	—
Leases	1	—	—	—	—
Total commercial	21	2	1	8	2
Residential mortgages	30	13	15	16	18
Education	2	2	2	3	5
Other retail	9	8	7	5	1
Total retail	41	23	24	24	24
Total accruing and 90 days or more delinquent	62	25	25	32	26
Total	$1,081	$728	$791	$900	$1,066
Troubled debt restructurings (1)	$690	$692	$723	$629	$633
(1) TDR balances reported in this line item consist of only those TDRs not reported in the nonaccrual loan or accruing and 90 days or more delinquent loan categories. Thus, only those TDRs that are in compliance with their modified terms and not past due, or those TDRs that are past due 30-89 days and still accruing are included in the TDR balances listed above.
NPLs of $1.0 billion as of December 31, 2020 increased $316 million from December 31, 2019, driven by a $103 million increase in retail reflecting growth in mortgage NPLs, and a $213 million increase in commercial NPLs reflecting a deterioration in certain industry sectors from the impacts of COVID-19 and associated lockdowns. NCOs of $693 million increased $263 million, or 61%, from $430 million in 2019 reflecting charge-offs in our commercial portfolio related to retail real estate, metals and mining, energy and related, and casual dining, while retail NCOs were down compared to 2019 due in large part to U.S. Government stimulus programs and forbearance. NCOs as a percentage of total average loans of 0.56% increased 20 basis points compared to 0.36% in 2019.
We continue to assess the impact of the COVID-19 pandemic and associated lockdowns and have instituted a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
    Potential Problem Loans and Leases
At December 31, 2020, we did not identify any potential problem loans or leases within the portfolio that were not already disclosed in “—Risk Elements” and “—Commercial Loan Asset Quality.” Potential problem loans or leases consist of loans and leases where information about a borrower’s possible credit problems cause management to have serious doubts as to the ability of a borrower to comply with the present repayment terms.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial, and commercial real estate loans. The portfolio is largely comprised of customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. We also lend nationally to companies that fall within targeted client, industry, and geographic expansion strategies.

Citizens Financial Group, Inc. | 57

Commercial NPLs increased $213 million to $458 million as of December 31, 2020 from $245 million as of December 31, 2019. As of December 31, 2020, total commercial NPLs were 0.8% of the commercial portfolio and increased from 0.4% at December 31, 2019. Total 2020 commercial portfolio net charge-offs of $425 million increased from $116 million in 2019. For the year ended December 31, 2020, the commercial portfolio annualized net charge-off ratio of 0.67% increased from 0.20% for the year ended December 31, 2019, reflecting charge-offs in the retail real estate, metals and mining, energy and related, and casual dining industry sectors.
The increases in commercial NPLs and NCOs were driven largely by a deterioration in certain industry sectors, including retail real estate, casual dining, and energy and related, resulting from the impacts of COVID-19 and associated lockdowns.
For commercial, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see Note 5 in Item 8. The recorded investment in commercial based on regulatory classification ratings is presented below:

Table 14: Commercial Loans and Leases by Regulatory Classification
	December 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,878	$1,583	$1,464	$248	$44,173
Commercial real estate	13,356	804	416	76	14,652
Leases	1,922	33	12	1	1,968
Total commercial	$56,156	$2,420	$1,892	$325	$60,793
(1) Pass includes PPP loans.

	December 31, 2019
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$38,950	$1,351	$934	$244	$41,479
Commercial real estate	13,169	318	33	2	13,522
Leases	2,383	109	42	3	2,537
Total commercial	$54,502	$1,778	$1,009	$249	$57,538
Total commercial criticized balances of $4.6 billion as of December 31, 2020 increased $1.6 billion compared with December 31, 2019. Commercial criticized as a percent of total commercial of 7.6% at December 31, 2020 increased from 5.3% at December 31, 2019.
Commercial and industrial criticized balances of $3.3 billion, or 7.5% of the total commercial and industrial loan portfolio as of December 31, 2020, increased from $2.5 billion, or 6.1%, as of December 31, 2019. The increase was due to the migration to criticized loans for hospitality, energy and related, and casual dining. Commercial and industrial criticized loans represented 71% of total criticized loans as of December 31, 2020 compared to 83% as of December 31, 2019.
Commercial real estate criticized balances of $1.3 billion, or 8.8% of the commercial real estate portfolio, increased from $353 million, or 2.6%, as of December 31, 2019. The increase was due to the migration to criticized loans for a few larger borrowers in the hospitality and retail industry sectors. Commercial real estate accounted for 28% of total criticized loans as of December 31, 2020 compared to 12% as of December 31, 2019.

Citizens Financial Group, Inc. | 58

Table 15: Commercial Loans and Leases by Industry Sector
	December 31, 2020		December 31, 2019
(dollars in millions)	Balance	% of Total Loans	Balance	% of Total Loans
Finance and insurance	$6,481	5%	$5,155	4%
Health, pharma, and social assistance	3,243	3	3,496	3
Accommodation and food services	3,206	3	3,346	3
Professional, scientific, and technical services	2,804	2	2,986	3
Other manufacturing	2,403	2	2,337	2
Information	2,378	2	2,485	2
Retail trade	2,336	2	2,319	2
Energy and related	2,237	2	2,564	2
Wholesale trade	1,904	2	2,606	2
Metals and mining	1,646	1	1,956	2
Arts, entertainment, and recreation	1,382	1	1,229	1
Other services	1,370	1	1,413	1
Administrative and waste management services	1,320	1	1,454	1
Computer, electrical equipment, appliance, and component manufacturing	1,174	1	1,199	1
Transportation and warehousing	1,169	1	1,141	1
Consumer products manufacturing	1,112	1	1,005	1
Automotive	1,051	1	1,213	1
Educational services	844	1	1,093	1
Chemicals	736	—	983	1
Real estate and rental and leasing	732	—	659	—
All other (1)	490	—	840	1
Total commercial and industrial	40,018	32	41,479	35
Real estate and rental and leasing	13,169	11	12,116	10
Accommodation and food services	749	1	606	1
Finance and insurance	498	—	418	—
All other (1)	236	—	382	—
Total commercial real estate	14,652	12	13,522	11
Total leases	1,968	2	2,537	2
Total commercial (2)	$56,638	46%	$57,538	48%
(1) Deferred fees and costs are reported in All other
(2) Excludes PPP loans for the year-ended December 31, 2020.
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

Citizens Financial Group, Inc. | 59

Table 16: Aging of Retail Loans as a Percentage of Loan Class
	December 31, 2020				December 31, 2019
	Days Past Due				Days Past Due
	Current-29	30-59	60-89	90 or More	Current-29	30-59	60-89	90 or More
Residential mortgages	98.73%	0.30%	0.11%	0.86%	99.29%	0.18%	0.09%	0.44%
Home equity	97.53	0.50	0.23	1.74	97.57	0.69	0.30	1.44
Automobile	97.93	1.40	0.53	0.14	97.26	1.87	0.67	0.20
Education	99.56	0.27	0.11	0.06	99.45	0.29	0.14	0.12
Other retail	98.36	0.62	0.47	0.55	98.29	0.66	0.45	0.60
Total retail loans	98.47%	0.58%	0.25%	0.70%	98.43%	0.70%	0.30%	0.57%
For more information on the aging of accruing and nonaccruing retail loans, see Note 5 in Item 8.

Table 17: Retail Asset Quality Metrics
	December 31, 2020	December 31, 2019
Average refreshed FICO for total portfolio	771	764
CLTV ratio for secured real estate(1)	60%	59%
Nonaccrual retail loans as a percentage of total retail	0.90%	0.74%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Year Ended December 31,
(dollars in millions)	2020	2019	Change		Percent
Net charge-offs	$268	$314	($46)		(15%)
Annualized net charge-off rate	0.44%	0.52%	(8)	bps
Retail asset quality remained relatively stable with December 31, 2019. The net charge-off rate of 0.44% for the year ended December 31, 2020 reflected a decrease of 8 basis points from the year ended December 31, 2019, driven by the forbearance and stimulus activity stemming from the COVID-19 pandemic and associated lockdowns.
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
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provide that COVID-19-related modifications to retail and commercial loans that met certain eligibility criteria are exempt from classification as a TDR. Loans with payment deferrals and forbearance plans entered into as a result of the COVID-19 pandemic and associated lockdowns were generally not considered TDRs.
As of December 31, 2020, $718 million of retail loans were classified as TDRs, compared with $667 million as of December 31, 2019. As of December 31, 2020, $171 million of retail TDRs were in nonaccrual status with 38% current with payments, compared to $143 million in nonaccrual status with 38% current on payments at December 31, 2019. TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 in Item 8.

Citizens Financial Group, Inc. | 60

Table 18: Accruing and Nonaccruing Retail Troubled Debt Restructurings
	December 31, 2020
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$172	2.7%	2.6%	$43	$215
Home equity	221	1.3	—	83	304
Automobile	13	0.5	—	33	46
Education	116	0.6	0.3	10	126
Other retail	25	0.3	—	2	27
Total	$547	5.4%	2.9%	$171	$718

	December 31, 2019
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$113	3.8%	2.1%	$41	$154
Home equity loans	240	1.9	—	84	324
Automobile	13	0.2	—	8	21
Education	127	0.9	0.3	7	134
Other retail	31	0.6	—	3	34
Total	$524	7.4%	2.4%	$143	$667

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

Table 19: Interest Income Foregone
(in millions)	For the Year Ended December 31, 2020
Gross amount of interest income that would have been recorded (1)	$126
Interest income actually recognized	17
Total interest income foregone	$109
(1) Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.
Cross-Border Outstandings
Cross-border outstandings can include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or non-local currency. As of December 31, 2020, 2019 and 2018, there were no aggregate cross-border outstandings from borrowers or counterparties in any country that exceeded 1%, or were between 0.75% and 1% of consolidated total assets.

Deposits

Table 20: Composition of Deposits
	December 31,
(in millions)	2020	2019	Change	Percent
Demand	$43,831	$29,233	$14,598	50%
Checking with interest	27,204	24,840	2,364	10
Regular savings	18,044	13,779	4,265	31
Money market accounts	48,569	38,725	9,844	25
Term deposits	9,516	18,736	(9,220)	(49)
Total deposits	$147,164	$125,313	$21,851	17%

Citizens Financial Group, Inc. | 61

Total deposits as of December 31, 2020, increased $21.9 billion, or 17%, to $147.2 billion compared to $125.3 billion, driven by growth in demand deposits, money market accounts, savings, and checking with interest, partially offset by a decrease in term deposits and demand deposits. Citizens Access®, our national digital platform, attracted $5.9 billion of deposits through December 31, 2020, up from $5.8 billion as of December 31, 2019.

Table 21: Average Balances of and Average Interest Rates Paid for Deposits
	For the Year Ended December 31,
	2020		2019		2018
(dollars in millions)	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates	Average Balances	Yields/ Rates
Noninterest-bearing demand deposits (1)	$37,553	—	$28,936	—	$29,231	—
Checking with interest	$26,002	0.24%	$23,470	0.87%	$21,856	0.63%
Money market accounts	44,732	0.43	36,613	1.23	36,497	0.94
Regular savings	16,144	0.31	13,247	0.57	10,238	0.15
Term deposits	14,309	1.42	21,035	2.03	18,035	1.61
Total interest-bearing deposits (1)	$101,187	0.50%	$94,365	1.22%	$86,626	0.91%
(1) The aggregate amount of deposits by foreign depositors in domestic offices was $839 million, $1.7 billion and $1.2 billion as of December 31, 2020, 2019 and 2018, respectively.
Borrowed Funds

Table 22: Summary of Short-Term Borrowed Funds
	December 31,
(in millions)	2020	2019	Change	Percent
Securities sold under agreements to repurchase	$231	$265	($34)	(13%)
Other short-term borrowed funds	12	9	3	33
Total short-term borrowed funds	$243	$274	($31)	(11%)
Our advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $3.2 billion and $9.8 billion at December 31, 2020 and 2019, respectively. Our remaining available FHLB borrowing capacity was $13.9 billion and $7.2 billion at December 31, 2020 and 2019, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2020, our unused secured borrowing capacity was approximately $64.6 billion, which included unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Table 23: Key Data Related to Short-Term Borrowed Funds
	As of and for the Year Ended December 31,
(dollars in millions)	2020	2019	2018
Weighted-average interest rate at year-end: (1)
Federal funds purchased and securities sold under agreements to repurchase	—%	0.41%	1.72%
Other short-term borrowed funds	0.02	3.85	2.73
Maximum amount outstanding at any month-end during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$1,049	$1,499	$1,282
Other short-term borrowed funds	18	511	1,110
Average amount outstanding during the year:
Federal funds purchased and securities sold under agreements to repurchase (2)	$300	$599	$654
Other short-term borrowed funds	34	66	467
Weighted-average interest rate during the year: (1)
Federal funds purchased and securities sold under agreements to repurchase	0.37%	1.36%	0.92%
Other short-term borrowed funds	0.76	2.50	2.10
(1) Rates exclude certain hedging costs.
(2) Balances are net of certain short-term receivables associated with reverse repurchase agreements, as applicable.

Citizens Financial Group, Inc. | 62

Table 24: Summary of Long-Term Borrowed Funds
	December 31,
(in millions)	2020	2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022(1)	182	348
3.750% fixed-rate subordinated debt, due July 2024(1)	159	250
4.023% fixed-rate subordinated debt, due October 2024(1)	25	42
4.350% fixed-rate subordinated debt, due August 2025(1)	193	249
4.300% fixed-rate subordinated debt, due December 2025(1)	450	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	745	—
2.638% fixed-rate subordinated debt, due September 2032(1)	543	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.447% floating-rate senior unsecured notes, due March 2020(2)	—	300
2.487% floating-rate senior unsecured notes, due May 2020(2)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	—	750
2.550% senior unsecured notes, due May 2021	1,003	991
3.250% senior unsecured notes, due February 2022	716	711
0.941% floating-rate senior unsecured notes, due February 2022(2)	299	299
1.042% floating-rate senior unsecured notes, due May 2022(2)	250	250
2.650% senior unsecured notes, due May 2022	510	501
3.700% senior unsecured notes, due March 2023	527	515
1.201% floating-rate senior unsecured notes, due March 2023(2)	249	249
2.250% senior unsecured notes, due April 2025	746	—
3.750% senior unsecured notes, due February 2026	551	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.932% weighted average rate, due through 2038	19	5,008
Other	35	18
Total long-term borrowed funds	$8,346	$14,047
(1) Reflects the September 2020 completion of (i) $621 million in private exchange offers for five series of outstanding subordinated notes whereby participants received a combination of the our newly issued 2.638% fixed-rate subordinated notes due 2032 and an additional cash payment and (ii) $11 million in related cash tender offers whereby validly tendered and accepted subordinated notes were purchased by us and subsequently cancelled.
(2) Rate disclosed reflects the floating rate as of December 31, 2020, or final rate as applicable.

Long-term borrowed funds of $8.3 billion as of December 31, 2020 decreased $5.7 billion from December 31, 2019, as strong deposit flows allowed for significantly lower levels of borrowings. The decline in borrowed funds reflected a decrease of $5.0 billion in FHLB borrowings, and a decrease of $729 million in subordinated debt and unsecured notes.
The Parent Company’s long-term borrowed funds as of December 31, 2020 and 2019 included principal balances of $3.5 billion and $2.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($90) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2020 and 2019 included principal balances of $4.8 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($11) million and ($13) million, respectively, and hedging basis adjustments of $112 million and $50 million, respectively. See Note 13 in Item 8 for further information about our hedging of certain long-term borrowed funds.

Citizens Financial Group, Inc. | 63

QUARTERLY RESULTS OF OPERATIONS
The following table presents unaudited quarterly Consolidated Statements of Operations data and Consolidated Balance Sheet data as of and for the four quarters of 2020 and 2019, respectively. We have prepared the Consolidated Statements of Operations data and Balance Sheet data on the same basis as our Consolidated Financial Statements in Item 8 and, in the opinion of management, each Consolidated Statement of Operations and Balance Sheet includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations and balance sheet data as of and for these periods. This information should be read in conjunction with our Consolidated Financial Statements and Notes in Item 8.

Table 25: Quarterly Results of Operations
	For the Three Months Ended
(dollars in millions, except per share amounts)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Operating Data:
Net interest income	$1,129	$1,137	$1,160	$1,160	$1,143	$1,145	$1,166	$1,160
Noninterest income	578	654	590	497	494	493	462	428
Total revenue	1,707	1,791	1,750	1,657	1,637	1,638	1,628	1,588
Provision for credit losses	124	428	464	600	110	101	97	85
Noninterest expense (1) (4) (5) (6) (7) (8) (9) (10)	1,012	988	979	1,012	986	973	951	937
Income before income tax expense (benefit)	571	375	307	45	541	564	580	566
Income tax expense (2) (4) (5) (6) (7) (8) (9) (10)	115	61	54	11	91	115	127	127
Net income (3) (4) (5) (6) (7) (8) (9) (10)	$456	$314	$253	$34	$450	$449	$453	$439
Net income available to common stockholders (3) (4) (5) (6) (7) (8) (9) (10)	$424	$289	$225	$12	$427	$432	$435	$424
Net income per average common share- basic (3) (4) (5) (6) (7) (8) (9) (10)	$0.99	$0.68	$0.53	$0.03	$0.98	$0.97	$0.95	$0.92
Net income per average common share- diluted (3) (4) (5) (6) (7) (8) (9) (10)	0.99	0.68	0.53	0.03	0.98	0.97	0.95	0.92
Other Operating Data:
Return on average common equity(11)	8.20%	5.60%	4.44%	0.24%	8.30%	8.35%	8.54%	8.62%
Return on average tangible common equity (11)	12.20	8.33	6.62	0.36	12.39	12.44	12.75	13.00
Return on average total assets (11)	1.00	0.70	0.57	0.08	1.08	1.10	1.13	1.11
Return on average total tangible assets (11)	1.04	0.73	0.59	0.09	1.13	1.15	1.17	1.16
Efficiency ratio (11)	59.28	55.18	55.91	61.10	60.28	59.40	58.41	59.00
Net interest margin (11)	2.75	2.82	2.87	3.09	3.04	3.10	3.20	3.23
Net interest margin, FTE (11) (12)	2.75	2.83	2.88	3.10	3.06	3.12	3.21	3.25
Share Data:
Cash dividends declared and paid per common share	$0.39	$0.39	$0.39	$0.39	$0.36	$0.36	$0.32	$0.32
Dividend payout ratio	39%	58%	74%	1,398%	37%	37%	34%	35%

Citizens Financial Group, Inc. | 64

	As of
(dollars in millions)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Balance Sheet Data:
Total assets	$183,349	$179,228	$179,874	$176,719	$165,733	$164,362	$162,749	$161,342
Loans and leases (13)	123,090	124,071	125,713	127,528	119,088	117,880	116,838	117,615
Allowance for loan and lease losses	2,443	2,542	2,448	2,171	1,252	1,263	1,227	1,245
Total securities	26,847	26,124	25,657	26,352	24,669	25,602	25,898	25,651
Goodwill	7,050	7,050	7,050	7,050	7,044	7,044	7,040	7,040
Total liabilities	160,676	156,759	157,456	154,769	143,532	142,511	140,732	139,811
Deposits	147,164	142,921	143,618	133,475	125,313	124,714	124,004	123,916
Short-term borrowed funds (14)	243	252	255	1,059	274	1,077	1,441	679
Long-term borrowed funds	8,346	9,109	9,202	16,437	14,047	12,806	11,538	11,725
Total stockholders’ equity	22,673	22,469	22,418	21,950	22,201	21,851	22,017	21,531
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases	1.98%	2.05%	1.95%	1.70%	1.05%	1.07%	1.05%	1.06%
Allowance for credit losses to loans and leases	2.17	2.21	2.01	1.73	1.09	1.11	1.13	1.13
Allowance for loan and lease losses to nonaccruing loans and leases	240	199	247	279	178	171	169	167
Allowance for credit losses to nonaccruing loans and leases	262	214	255	283	184	177	182	179
Nonaccruing loans and leases to loans and leases	0.83	1.03	0.79	0.61	0.59	0.63	0.62	0.63
Capital ratios:(15)
CET1 capital ratio	10.0	9.8	9.6	9.4	10.0	10.3	10.5	10.5
Tier 1 capital ratio	11.3	11.2	10.9	10.5	11.1	11.1	11.3	11.3
Total capital ratio	13.4	13.3	13.1	12.5	13.0	13.0	13.4	13.4
Tier 1 leverage ratio	9.4	9.5	9.3	9.6	10.0	9.9	10.1	10.0
(1) Fourth quarter 2020 noninterest expense included $42 million of pre-tax notable items consisting of $2 million of integration costs associated with Acquisitions and $40 million in other notable items related to TOP programs and other efficiency initiatives.
(2) Fourth quarter 2020 income tax expense included $18 million of benefits associated with other notable items ($7 million largely tied to an operational restructure and $11 million in TOP programs and other efficiency initiatives).
(3) Fourth quarter 2020 net income included $24 million of after-tax notable items consisting of $2 million in integration costs associated with Acquisitions and $22 million in other notable items (including a $7 million benefit largely tied to an operational restructure more than offset by $29 million in after-tax TOP programs and other efficiency initiatives).
(4) Third quarter 2020 noninterest expense included $31 million of pre-tax notable items consisting of $2 million of integration costs associated with Acquisitions and $29 million in other notable items related to TOP programs and other efficiency initiatives. Income tax expense included $7 million of benefits associated with notable items related to TOP programs and other efficiency initiatives. Net income included $24 million of after-tax notable items consisting of $2 million of total integration costs associated with Acquisitions and $22 million in other notable items related to TOP programs and other efficiency initiatives.
(5) Second quarter 2020 noninterest expense included $19 million of pre-tax notable items consisting of $2 million of integration costs associated with Acquisitions and $17 million in other notable items related to TOP programs and other efficiency initiatives. Income tax expense included $9 million of benefits associated with notable items ($1 million for integration costs associated with Acquisitions and $8 million in other notable items, consisting of $4 million related to legacy tax matters and $4 million in TOP programs and other efficiency initiatives). Net income included $10 million of after-tax notable items consisting of $1 million of total integration costs associated with Acquisitions and $9 million in other notable items (including $4 million related to legacy tax matters more than offset by $13 million after-tax in TOP programs and other efficiency initiatives.
(6) First quarter 2020 noninterest expense included $33 million of pre-tax notable items consisting of $4 million of integration costs associated with Acquisitions and $29 million in other notable items related to TOP programs and other efficiency initiatives. Income tax expense included $8 million of benefits associated with notable items ($1 million for integration costs associated with Acquisitions and $7 million in TOP programs and other efficiency initiatives). Net income included $25 million of after-tax notable items consisting of $3 million after-tax of total integration costs associated with Acquisitions and $22 million after-tax in other notable items related to TOP programs and other efficiency initiatives.
(7) Fourth quarter 2019 noninterest expense included $37 million of pre-tax notable items consisting of $35 million in other notable items ($35 million in TOP programs and other efficiency initiatives) and $2 million of integration costs associated with acquisitions. Income tax expense included $33 million of benefits associated with other notable items ($24 million largely tied to legacy tax matters and $9 million in TOP programs and other efficiency initiatives). Net income included $4 million of after-tax notable items consisting of $2 million in total integration costs associated with acquisitions and $2 million in other notable items (including $24 million largely tied to legacy tax matters offset by $26 million in after-tax TOP programs and other efficiency initiatives).
(8) Third quarter 2019 noninterest expense included $19 million of pre-tax notable items consisting of $15 million in other notable items ($15 million in TOP programs and other efficiency initiatives) and $4 million of integration costs associated with acquisitions. Income tax expense included $15 million of benefits associated with notable items ($14 million in other notable items, consisting of $10 million related to an operational restructure and $4 million in TOP programs and other efficiency initiatives, and $1 million for integration costs associated with acquisitions). Net income included $4 million of after-tax notable items consisting of $3 million of total integration costs associated with acquisitions and $1 million in other notable items (including $10 million related to an operational restructure offset by $11 million in after-tax TOP programs and other efficiency initiatives).
(9) Second quarter 2019 noninterest expense included $7 million of pre-tax notable items for total integration costs associated with acquisitions. Income tax expense and net income included $2 million and $5 million, respectively, related to these notable items.
(10) First quarter 2019 noninterest expense included $5 million of pre-tax notable items for total integration costs associated with acquisitions. Income tax expense and net income included $1 million and $4 million, respectively, related to these notable items.
(11) Ratios for the periods above are presented on an annualized basis.

Citizens Financial Group, Inc. | 65

(12) Net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%.
(13) Excludes LHFS of $4.0 billion, $3.7 billion, $5.0 billion, $3.3 billion, $3.3 billion, $2.0 billion, $2.2 billion, and $1.3 billion as of December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.
(14) In the first quarter of 2020, we reclassified federal funds purchased and securities sold under agreement to repurchase and other short-term borrowed funds to short-term borrowed funds. Prior periods have been adjusted to conform with the current period presentation.
(15) The capital ratios and associated components are prepared using the U.S. Basel III Standardized transitional approach.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. For more information, see the “Regulation and Supervision” section in Item 1.
Tailoring of Prudential Requirements
In October 2019, the FRB and the other banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the EGRRCPA amendments to the Dodd-Frank Act (“Tailoring Rules”). Under the Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress-testing and are exempt from company-run stress testing and related disclosure requirements. Category IV firms are also no longer required to submit resolution plans. The FRB continues to supervise Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. We remain subject to the requirement to develop, maintain and submit an annual capital plan for review and approval by our board of directors (or one of its committees), as well as FR Y-14 reporting requirements. On April 6, 2020, we submitted our 2020 Capital Plan to the FRB under the FRB’s 2020 CCAR process. For more information, see the “Tailoring of Prudential Requirements” section in Item 1.
On March 4, 2020, the FRB finalized a stress capital buffer (“SCB”) requirement that integrates regulatory capital requirements with the results of the FRB’s supervisory stress tests by replacing the static CCB of 2.5% with a dynamic SCB requirement. The new SCB requirement is based on the projected losses under the supervisory severely adverse scenario of each firm subject to CCAR plus four quarters of planned common stock dividends, subject to a floor of 2.5%. Under the SCB framework, the FRB will no longer object to capital plans on quantitative grounds and each firm will be required to maintain capital ratios above the sum of its minimum requirements and the SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. For Category IV firms, like us, the FRB has stated that the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends and common share buy-backs. On October 1, 2020, our SCB of 3.4% became effective and will apply to our capital actions through September 30, 2021.
On September 30, 2020, the FRB issued a proposed rule to make conforming changes to its Capital Plan Rule, stress capital buffer requirements, and capital planning requirements to be consistent with the Tailoring Rules framework. Under the proposal, Category IV firms, like us, would have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. For purposes of calculating the SCB in 2021, the proposed rule would require us to notify the FRB of our intention to participate in the 2021 supervisory stress test by April 5, 2021.

    In light of the heightened uncertainty related to the COVID-19 pandemic and associated lockdowns, the FRB took certain actions to preserve capital at banks. Among those actions, the FRB imposed certain limitations on firms for the third and fourth quarters of 2020, including mandatory suspension of share repurchases, and limiting common stock dividends to existing rates and the average quarterly net income for the prior four quarters. Further, the FRB required that CCAR firms, like us, conduct an additional round of stress tests and resubmit updated capital plans to reflect changes in the macroeconomic environment due to the COVID-19 pandemic. Consistent with the FRB’s mandate, we resubmitted our capital plan on November 2, 2020. The results of our resubmission, received on December 18, 2020, exceeded all capital requirements under the FRB’s severe stress scenarios and we reiterated key aspects of our 2020 Capital Plan, which include maintaining quarterly common dividends of $0.39 per common share through the SCB window period ending third quarter 2021. In December 2020, the FRB modified its limitations on capital distributions for the first quarter of 2021 such that firms that participate in CCAR, like us, may resume share repurchases provided that the aggregate of share repurchases and common stock dividends for the first quarter of 2021 do not exceed average quarterly net income for the trailing four quarters. The FRB can extend or modify its current capital distribution limitations in future quarters. In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock beginning in the first quarter of 2021. The timing and amount of future dividends and share

Citizens Financial Group, Inc. | 66

repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations. All future capital distributions are subject to consideration and approval by the board of directors prior to execution.

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

Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for our banking subsidiary.
Effective for us on April 1, 2020, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of December 31, 2020, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of December 31, 2020, $568 million of the capital benefit has been accumulated for application to the three-year transition period.

Table 26: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
			Required Minimum plus Required Buffer for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
December 31, 2020
CET1 capital	$14,607	10.0%	7.9
Tier 1 capital	16,572	11.3	9.4
Total capital	19,602	13.4	11.4
Tier 1 leverage	16,572	9.4	4.0
Risk-weighted assets	146,781
Quarterly adjusted average assets	175,370
December 31, 2019
CET1 capital	$14,304	10.0%	7.0%
Tier 1 capital	15,874	11.1	8.5
Total capital	18,542	13.0	10.5
Tier 1 leverage	15,874	10.0	4.0
Risk-weighted assets	142,915
Quarterly adjusted average assets	158,782
(1) Required “Minimum Capital ratio” for 2020 and 2019 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratio” includes stress capital buffer of 3.4% for 2020 and capital conservation buffer of 2.5% for 2019; N/A to Tier 1 leverage.
At December 31, 2020, our CET1 capital, tier 1 capital and total capital ratios were 10.0%, 11.3% and 13.4%, respectively, as compared with 10.0%, 11.1% and 13.0%, respectively, as of December 31, 2019. The CET1 capital ratio remained stable as $3.9 billion of risk-weighted asset (“RWA”) growth and the impact of the capital actions described in “—Capital Transactions” below were primarily offset by net income for the year ended December 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption. The tier 1 capital ratio increased due to the changes in CET1 capital and the issuance of Series F preferred stock described in “—Capital Transactions” below. The total capital ratio increased due to the changes in CET1 and tier 1 capital and the net change in AACL attributable to CECL adoption, the modified transition amount and excess ACL, partially offset by

Citizens Financial Group, Inc. | 67

the subordinated debt exchange offers described in “—Regulatory Capital Ratios and Capital Composition” below and an increase in non-qualifying subordinated debt. At December 31, 2020, our CET1 capital, tier 1 capital and total capital ratios were approximately 210 basis points, 190 basis points and 200 basis points, respectively, above their regulatory minimums plus our stress capital buffer. All ratios remained well above the U.S. Basel III minima.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.6 billion at December 31, 2020, and increased $303 million from $14.3 billion at December 31, 2019, largely driven by net income for the year ended December 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption, partially offset by dividends and common share repurchases. Tier 1 capital at December 31, 2020 totaled $16.6 billion, reflecting a $698 million increase from $15.9 billion at December 31, 2019, driven by the changes in CET1 capital and the issuance of Series F preferred stock. At December 31, 2020, we had $2.0 billion of non-cumulative perpetual preferred stock issued and outstanding, an increase of $395 million from $1.6 billion at December 31, 2019, given the second quarter 2020 issuance of 400,000 shares of Series F Preferred Stock that qualified as additional tier 1 capital. Total capital of $19.6 billion at December 31, 2020, increased $1.1 billion from December 31, 2019, driven by the changes in CET1 and tier 1 capital and the net change in AACL, partially offset by a decrease in qualifying subordinated debt.
RWA totaled $146.8 billion at December 31, 2020, based on U.S. Basel III Standardized rules, up $3.9 billion from December 31, 2019. This increase was driven by higher derivative valuations, increases in education loans, commercial real estate loans, MSR RWA, resulting from the finalization of the simplification rules which increased risk weight from 100% to 250%, and increases in residential mortgages, loans held for sale and commercial past due loans. These RWA increases were partially offset by decreases in high volatility commercial real estate, commercial loans, home equity loans and consumer personal loans.
As of December 31, 2020, the tier 1 leverage ratio was 9.4% decreasing from 10.0% at December 31, 2019 driven by the $16.6 billion increase in quarterly adjusted average assets, partially offset by higher tier one capital. The increase in quarterly adjusted average assets was primarily driven by the COVID-19 pandemic and associated lockdowns, resulting in increased cash level of $9.3 billion and an increase in total loans of $4.6 billion. The increased cash is a result of higher deposits caused by government stimulus and commercial clients building liquidity. The increase in total loans is primarily the result of an increase in commercial and industrial loans from PPP.

Citizens Financial Group, Inc. | 68

Table 27: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	December 31, 2020	December 31, 2019
Total common stockholders’ equity	$20,708	$20,631
Exclusions:(1)
Modified CECL transitional amount	568	—
Net unrealized losses recorded in accumulated other comprehensive income, net of tax:
Debt and equity securities	(380)	(1)
Derivatives	11	(3)
Unamortized net periodic benefit costs	429	415
Deductions:
Goodwill	(7,050)	(7,044)
Deferred tax liability associated with goodwill	379	374
Other intangible assets	(58)	(68)
Total common equity tier 1	14,607	14,304
Qualifying preferred stock	1,965	1,570
Total tier 1 capital	16,572	15,874
Qualifying subordinated debt(2)	1,204	1,372
Allowance for credit losses	2,670	1,296
Exclusions from tier 2 capital:
Modified AACL transitional amount	(682)	—
Excess allowance for credit losses(2)	(162)	—
Adjusted allowance for credit losses	$1,826	$1,296
Total capital	$19,602	$18,542
(1) As a U.S. Basel III Standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of AOCI.
(2) As of December 31, 2020 and 2019, the amount of non-qualifying subordinated debt excluded from regulatory capital was $348 million and $267 million, respectively.
On February 11, 2021, we completed $265 million in private exchange offers for five series of outstanding subordinated notes. Exchange offer participants received newly issued subordinated notes due 2031 which are redeemable by us five years prior to their maturity. In September 2020, we completed $621 million in private exchange offers for five series of outstanding subordinated notes. Exchange offer participants received a combination of our newly issued subordinated notes due 2032 and an additional cash payment. We also completed related cash tender offers which result in $11 million of subordinated notes being validly tendered and accepted for purchase by us and subsequently cancelled. The completion of these subordinated debt exchange offers will benefit our tier 2 and total capital going forward by increasing the amount of subordinated debt eligible for inclusion in tier 2 capital without increasing the aggregate principal amount of subordinated debt outstanding.
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

Citizens Financial Group, Inc. | 69

Capital Transactions
We completed the following capital actions during 2020:
•Completed $621 million of subordinated debt private exchange offers in September 2020;
•Issued $400 million or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock in June 2020;
•Declared and paid quarterly common stock dividends of $0.39 per share for the first, second, third, and fourth quarters of 2020, aggregating to $672 million;
•Declared a semi-annual dividend of $27.50 per share in first quarter 2020, a quarterly dividend of $13.48 per share in second quarter of 2020, a quarterly dividend of $10.90 per share in third quarter 2020 and a quarterly dividend of $10.72 per share in fourth quarter 2020 on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $15 million;
•Declared semi-annual dividends of $30.00 per share for the second and fourth quarter of 2020 on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $18 million;
•Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $19 million;
•Declared quarterly dividends of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $19 million;
•Declared quarterly dividends of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $23 million;
•Declared quarterly dividends of $19.15 per share in third quarter of 2020 and a quarterly dividend of $14.13 per share in fourth quarter 2020 on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $13 million; and
•Repurchased $270 million of our outstanding common stock in the first quarter 2020.
Banking Subsidiary’s Capital

Table 28: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2020		December 31, 2019
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$16,032	10.9%	$15,610	11.0%
Tier 1 capital	16,032	10.9	15,610	11.0
Total capital	18,980	13.0	17,937	12.6
Tier 1 leverage	16,032	9.2	15,610	9.9
Risk-weighted assets	146,558		142,555
Quarterly adjusted average assets	174,954		158,391
CBNA CET1 and tier 1 capital totaled $16.0 billion at December 31, 2020, up $422 million from $15.6 billion at December 31, 2019. The increase was primarily driven by net income for the year ended December 31, 2020 and 25% of the increase in AACL subsequent to CECL adoption, partially offset by dividend payments to the Parent Company. Total capital was $19.0 billion at December 31, 2020, an increase of $1.0 billion from $17.9 billion at December 31, 2019, driven by the change in CET1 capital, the net change in AACL and an increase in qualifying subordinated debt.
CBNA had RWA of $146.6 billion at December 31, 2020, an increase of $4.0 billion from December 31, 2019, driven by higher derivative valuations, increases in education loans, commercial real estate loans, MSR RWA, resulting from the finalization of the simplification rules which increased risk weight from 100% to 250%, and increases in residential mortgages, loans held for sale and commercial past due loans. These RWA increases were partially offset by decreases in high volatility commercial real estate, commercial loans, home equity loans and consumer personal loans.
As of December 31, 2020, the CBNA tier 1 leverage ratio decreased to 9.2% from 9.9% at December 31, 2019, driven by the $16.6 billion increase in quarterly adjusted average assets, partially offset by higher tier one capital. The increase in quarterly adjusted average assets was primarily driven by COVID-19 and the associated lockdowns, resulting in increased cash level of $9.3 billion and an increase in total loans of $4.6 billion. The

Citizens Financial Group, Inc. | 70

increased cash is a result of higher deposits caused by government stimulus and commercial clients building liquidity. The increase in total loans is primarily the result of an increase in commercial and industrial loans from PPP.
LIQUIDITY
Liquidity is defined as our ability to meet our cash flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress scenario funding requirements, we identify and manage contingent liquidity (consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity.) Separately, we also identify and manage asset liquidity as a subset of contingent liquidity (consisting of cash balances at the FRB and unencumbered high-quality securities.) We consider the effective and prudent management of liquidity fundamental to our health and strength.
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
During the year ended December 31, 2020, the Parent Company completed the following transactions:
•Issued $400 million, or 400,000 shares, of 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on June 4, 2020;
•Issued $750 million in ten-year 3.250% fixed-rate senior notes on April 30, 2020; and
•Issued $300 million in ten-year 2.500% fixed-rate senior notes on February 6, 2020.
    For further information on outstanding debt and preferred stock, see Note 12 and Note 16 in Item 8.
During the years ended December 31, 2020 and 2019, the Parent Company declared and paid dividends on common stock of $672 million and $617 million, respectively, and declared dividends on preferred stock of $107 million and $73 million, respectively. In addition, the Parent Company repurchased $270 million and $1.2 billion of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.7 billion as of December 31, 2020 compared with $1.4 billion as of December 31, 2019. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At December 31, 2020, the Parent Company’s double-leverage ratio was 98%.
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

Citizens Financial Group, Inc. | 71

involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.
On April 30, 2020 CBNA issued $750 million in five-year 2.250% fixed-rate senior notes.
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

Table 29: Credit Ratings
December 31, 2020
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not Rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At December 31, 2020, our wholesale funding consisted primarily of secured borrowings from the FHLBs collateralized by high-quality residential mortgages and term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC and the FDIC regularly evaluate our liquidity as

Citizens Financial Group, Inc. | 72

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
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2020:
•Core deposits continued to be our primary source of funding and our consolidated year-end loans-to-deposits ratio, which excludes LHFS, was 83.6%;
•Our cash position (which is defined as cash balance held at the FRB) totaled $11.7 billion;
•Contingent liquidity was $47.3 billion, consisting of unencumbered high-quality liquid securities of $21.8 billion, unused FHLB capacity of $13.9 billion, and our cash position of $11.7 billion. Asset liquidity (a component of contingent liquidity) was $33.5 billion, consisting of our cash position of $11.7 billion and unencumbered high-quality liquid securities of $21.8 billion;
•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $28.9 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2020 and 2019, see the Consolidated Statements of Cash Flows in Item 8.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities and available and secured FHLB borrowing capacity;
•Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements; and
•Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored individually for CBNA, and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.

Citizens Financial Group, Inc. | 73

CONTRACTUAL OBLIGATIONS

Table 30: Outstanding Contractual Obligations as of December 31, 2020
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Deposits with a stated maturity of less than one year (1) (2)	$137,648	$137,648	$—	$—	$—
Term deposits (1)	9,516	8,474	828	211	3
Long-term borrowed funds (1) (3)	8,346	1,361	2,746	1,586	2,653
Contractual interest payments (4)	895	224	287	217	167
Lease liabilities maturing under non-cancelable operating leases	921	149	277	201	294
Purchase obligations (5)	944	411	396	116	21
Total outstanding contractual obligations	$158,270	$148,267	$4,534	$2,331	$3,138
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
OFF-BALANCE SHEET ARRANGEMENTS

Table 31: Outstanding Off-Balance Sheet Arrangements
	December 31,
(in millions)	2020	2019	Change	Percent
Commitments to extend credit	$74,160	$72,743	$1,417	2%
Letters of credit	2,239	2,190	49	2
Risk participation agreements	98	37	61	165
Loans sold with recourse	54	37	17	46
Marketing rights	29	33	(4)	(11)
Total	$76,580	$75,040	$1,540	2%
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
The ACL is often the most critical of all the accounting estimates for banking institutions like us. The ACL is maintained at a level we believe to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. Our determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.

Citizens Financial Group, Inc. | 74

Key assumptions used in our ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year period during which the expected credit losses revert to long-term historical macroeconomic inputs.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type (e.g., commercial and industrial, commercial real estate, residential mortgage, etc.), and significant loan portfolios are assessed for credit losses using econometric models. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to change, sometimes materially and rapidly.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial), timing and amount of expected draws (for unfunded lending commitments), FICO, LTV, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that we consider to reflect our current judgment of various events and risks that are not measured in our statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed for certain industry sectors or loan classes by alternative scenarios to support the period-end ACL balance. We recognize that this approach may not be suitable in certain economic environments and differing analysis may be requested at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events could lead to revision of reserves to reflect management’s best estimate of expected credit losses.
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
The difference in ACL as of December 31, 2020 as compared to December 31, 2019 continues to be driven by the COVID-19 pandemic and associated lockdowns and the resulting economic impacts from March to December 31, 2020, as well as our adoption of CECL on January 1, 2020. We added $451 million in ACL upon adoption of CECL, and have added an additional $923 million over 2020, resulting in an ending ACL balance of $2.7 billion.
To determine the ACL as of December 31, 2020, we utilized an economic scenario that generally reflects real GDP growth of approximately 4% over 2021, returning to fourth quarter 2019 real GDP levels by the last quarter of 2021. The scenario also projects the unemployment rate to be in the range of approximately 7% to 7.5% throughout 2021. While the macroeconomic forecast was slightly improved relative to the third quarter 2020 forecast, we continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including retail and hospitality, casual dining, retail trade, price-sensitive energy and related, and educational services, as well as in certain retail products.
Our determination of the ACL is sensitive to changes in forecasted macro-economic conditions during the reasonable and supportable period. To illustrate, we applied a more pessimistic scenario than that described

Citizens Financial Group, Inc. | 75

above which assumes vaccinations taking longer and COVID-19 cases being approximately 50% higher than our current expectations. This pessimistic scenario reflects real GDP growth of approximately 2.5% and unemployment in the range of 8% to 8.5% over 2021. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our period end ACL, or an increase of $450 million.
Because several quantitative and qualitative factors are considered in determining the ACL, this sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ACL or even what the ACL would be under these economic circumstances. The sensitivity is intended to provide insights into the impact of adverse changes in the macro-economic environment and the corresponding impact to modeled loss estimates. The hypothetical determination does not incorporate the impact of management judgment or other qualitative factors that could be applied in the actual estimation of the ACL, and does not imply any expectation of future deterioration in our loss rates.
To provide additional context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.7 billion represents 31% of the $8.6 billion of nine-quarter losses projected in the Federal Reserve run of the December 2020 Supervisory Severely Adverse scenario (the “Supervisory Severely Adverse scenario”), which forecasted more protracted unemployment and GDP declines compared with our ACL calculation. Our ACL calculation also included the impacts of government stimulus.
Comparatively, our ACL represents 53% of the $5.1 billion of projected losses in the Company run results of the Supervisory Severely Adverse scenario. Losses projected under the Company run Supervisory Severely Adverse scenario are lower than the Federal Reserve run results due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. In addition, both the Company run and Federal Reserve run results include incremental losses associated with loan originations assumed post-June 30, 2020. In contrast, our December 31, 2020 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the recovery path is clearer than it was at the end of the third quarter 2020, significant future uncertainty still exists, including size and timing of further monetary and fiscal stimulus, and progress in the rollout of COVID-19-related vaccines. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. Further, the variables and inputs may be idiosyncratically affected by existing or future monetary and fiscal stimulus programs and forbearance and other customer accommodation efforts. Nevertheless, changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of the COVID-19 pandemic, vaccination efforts, and related policy measures on the economy and the resulting potentially material effects on the ACL.
For additional information regarding the ALLL and reserve for unfunded lending commitments, see Note 1 and Note 5 in Item 8.
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is assigned to our reporting units at the acquisition date. Our reporting units align to our operating segments identified in Note 25 in Item 8. We have identified and assigned goodwill totaling $7.1 billion at December 31, 2020, to our reporting units as follows: $2.3 billion to Consumer Banking and $4.8 billion to Commercial Banking.
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
The quantitative assessment used to identify potential impairment involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value inclusive of goodwill, the applicable goodwill is not considered impaired. If the carrying value of the reporting unit inclusive of goodwill exceeds its fair value, an impairment charge against net income is recorded equal to the excess amount. Under the quantitative impairment assessment, the fair values of our reporting units are determined using a combination of income and market-based approaches. We rely on the income approach

Citizens Financial Group, Inc. | 76

(discounted cash flow method, or “DCF”) as our primary method to determine a range of values for each reporting unit, with the market and transaction approaches used to inform management of the best estimate of value within that range.
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
We performed our annual goodwill impairment assessment on a quantitative basis in the fourth quarter of 2020. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions and ongoing impacts of the COVID-19 pandemic and associated lockdowns, including a federal funds target near zero and near-term elevated ACL, offset by significant monetary and fiscal stimulus. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. At the conclusion of the quantitative assessment it was determined that the estimated fair value of the Commercial Banking and Consumer Banking reporting units substantially exceed their carrying values due primarily to an improvement in the short and medium-term economic forecasts.
When performing the quantitative goodwill impairment assessment in the fourth quarter of 2020, we corroborated the fair value of our reporting units determined by the DCF method by adding the aggregated sum of these fair value measurements to the fair value of our Other non-segment operations and comparing this total to our observed market capitalization. The excess of the sum of the fair values of the reporting units over the market capitalization of Citizens decreased from third quarter of 2020 to October 31, 2020, and decreased significantly to December 31, 2020 as our per share price rose from $25.28 to $35.76. The increase in our market capitalization resulted in a corresponding decrease in our implied control premium.
Fair Value
We measure fair value of assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is also used on a recurring and nonrecurring basis to evaluate certain assets for impairment or for financial statement disclosure purposes. Examples of nonrecurring uses of fair value include impairment for certain loans, leases and goodwill. Examples of recurring uses of fair value for financial statement disclosure purposes include disclosure of the fair value of certain financial assets and liabilities accounted for on an amortized cost basis, such as HTM securities. For certain assets or liabilities, the application of management judgment in the determination of the fair value is more significant due to the lack of observable market data.
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The MSR fair value was calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. It is important to note that changes in our assumptions may not be

Citizens Financial Group, Inc. | 77

independent of each other; changes in one assumption may result in changes to another (e.g., changes in interest rates, which are inversely correlated to changes in prepayment rates, may result in changes to discount rates). The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions.
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

Citizens Financial Group, Inc. | 78

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

Citizens Financial Group, Inc. | 79

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
Once an account is established, credit scores and collateral values are refreshed at regular intervals to allow for proactive identification of increasing or decreasing levels of credit risk. Our approach to managing credit risk is highly analytical and, where appropriate, is automated to ensure consistency and efficiency.
Commercial
On the Commercial Banking side of credit risk, the structure is broken into C&I loans, leases and CRE. Within C&I loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, technology and mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
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

Citizens Financial Group, Inc. | 80

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
A primary source of our structural interest rate risk relates to faster repricing of floating-rate loans relative to core deposit funding. This source of asset sensitivity is more biased toward the short end of the yield curve.
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

Citizens Financial Group, Inc. | 81

ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenario is compared to net interest income in a base case where market forward rates are realized.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limit. While an instantaneous and severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would likely be more gradual and therefore have a more modest impact.

Table 32: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2020	2019
Instantaneous Change in Interest Rates
200	21.2%	6.9%
100	11.2	3.6
-25	(2.7)	(1.3)
Gradual Change in Interest Rates
200	10.8%	3.2%
100	5.5	1.5
-25	(1.5)	(0.5)
We continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates was 10.8% at December 31, 2020, compared with 3.2% at December 31, 2019. Current levels of asset sensitivity are elevated relative to our core sensitivity profile due to meaningful increases in cash and deposit balances as a result of monetary and fiscal stimulus programs. This increase in asset sensitivity is recognition of the current level of historically low interest rates and is consistent with our positioning in prior periods of policy rates between zero and 25 basis points. The risk position can be affected by changes in interest rates which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.

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

Citizens Financial Group, Inc. | 82

Table 33: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	December 31, 2020				December 31, 2019
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM	$12,350	1.0	1.5%	0.2%	$19,350	1.5	1.7%	1.7%
Fair value - receive-fixed/pay-variable - conventional debt	3,200	1.7	2.1	0.2	4,650	2.0	2.0	1.9
Cash flow - pay-fixed/receive-variable - conventional ALM(1)	4,750	3.9	0.2	1.4	3,000	4.5	1.7	1.7
Fair value - pay-fixed/receive-variable - conventional ALM	2,000	3.7	0.2	1.5	2,846	4.5	1.8	1.8
Total portfolio swaps	$22,300	2.0	1.2%	0.6%	$29,846	2.2	1.8%	1.8%
(1) Includes $1.8 billion of forward-starting, pay-fixed interest rate swaps.

Using the interest rate curve at December 31, 2020, the estimated net contribution to net interest income related to the ALM interest rate swap contracts we use to manage the interest rate exposure to the variability in the interest cash flows on our floating-rate commercial loans and floating-rate wholesale funding, as well as the variability in the fair value of AFS securities is approximately $58 million for the full-year 2021. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2020.

Table 34: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income
	Amounts Recognized for the Year Ended December 31,
(in millions)	2020	2019
Amount of pre-tax net gains recognized in OCI	$130	$138
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	184	(68)
Amount of pre-tax net (losses) gains reclassified from OCI into interest expense	(35)	11

LIBOR Transition

As previously disclosed, many of our lending products, securities, derivatives, and other financial transactions utilize the LIBOR benchmark rate and will be impacted by its planned discontinuance. In late 2018, we formed a LIBOR Transition Program designed to guide the organization through the planned discontinuation of LIBOR. The Program, with direction and oversight from our Chief Financial Officer, is responsible for developing, maintaining and executing against a coordinated strategy to ensure a timely and orderly transition from LIBOR. The Program is structured to address various initiatives including program governance, transition management, communications, exposure management, new alternative reference rate product delivery, risk management, contract remediation, operations and technology readiness, accounting and reporting, as well as tax and regulation impacts. We have identified and are monitoring the risks associated with the LIBOR transition on a quarterly basis.

The ARRC recommended that banks be systemically and operationally capable of supporting transactions in alternative reference rates, such as SOFR, by the end of September 2020. Guided by this milestone, we are systemically and operationally prepared to support alternative reference rate transactions. In light of announcements from the ICE Benchmark Administration regarding their proposal to extend the availability of U.S. dollar LIBOR for most tenors through June 20, 2023 and the support for this proposal from the official sector in the U.S., we are now engaged in determining the impact that this change may have on our LIBOR transition activities. Remaining mindful that regulators are still urging market participants to stop entering into new U.S. dollar LIBOR contracts as soon as practicable, but no later than the end of 2021, we will continue all efforts to move new originations to alternative reference rates over the course of 2021. However, plans for legacy contract remediation will extend through mid-2023 should the proposal become final in its current form. More broadly, program governance remains robust, and progress has been made in the above-outlined initiatives as management closely monitors the consultations and waits for timelines to be finalized.

Citizens Financial Group, Inc. | 83

For a further discussion of how the discontinuance of LIBOR may impact our business, see Item 1A “Risk Factors."

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
As part of our overall risk management strategy relative to the fair market value of the MSRs we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of December 31, 2020 and 2019, the fair value of our MSRs was $658 million and $642 million, respectively, and the total notional amount of related derivative contracts was $11.4 billion and $8.6 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products, as well as corporate bond underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI.
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

Citizens Financial Group, Inc. | 84

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
VaR Overview
The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading and high yield bond desks’ Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2020 and 2019, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

Citizens Financial Group, Inc. | 85

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk and do qualify, as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 35: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended December 31, 2020				For the Three Months Ended December 31, 2019
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$4	$—	$1	$—	$1	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	9	10	12	3	5	4	5	3
Commodity	—	—	—	—	—	—	—	—
General VaR	9	8	13	4	5	4	5	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$9	$8	$13	$4	$5	$4	$5	$3
Stressed General VaR	$13	$10	$16	$6	$13	$10	$13	$7
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$10	$16	$6	$13	$10	$13	$7
Market Risk Regulatory Capital	$56				$42
Specific Risk Not Modeled Add-on	14				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$70				$56
Market Risk-Weighted Assets (calculated)	$871				$695
Market Risk-Weighted Assets (included in our FR Y-9C regulatory filing)	$871				$695
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
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from our trading activities that may not be fully captured by our other risk measurement methodologies. Hypothetical scenarios also assume that market moves happen simultaneously and no repositioning or hedging activity takes place to mitigate losses as market events unfold. We generate stress tests of our trading positions on a daily basis. For example, we currently include a stress test that simulates a “Lehman-type” crisis scenario by taking

Citizens Financial Group, Inc. | 86

the worst 20-trading day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.
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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the year ended December 31, 2020.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 87

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used throughout the MD&A:
Table 36: Reconciliations of Non-GAAP Measures

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2020	2019
Total revenue, Underlying:
Total revenue (GAAP)	A	$6,905	$6,491
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	B	$6,905	$6,491
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$3,991	$3,847
Less: Notable items		125	68
Noninterest expense, Underlying (non-GAAP)	D	$3,866	$3,779
Pre-provision profit:
Total revenue (GAAP)	A	6,905	$6,491
Less: Noninterest expense (GAAP)	C	3,991	3,847
Pre-provision profit (GAAP)		$2,914	$2,644
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	B	$6,905	$6,491
Less: Noninterest expense, Underlying (non-GAAP)	D	3,866	3,779
Pre-provision profit, Underlying (non-GAAP)		$3,039	$2,712
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$1,298	$2,251
Less: Expense before income tax benefit related to notable items		(125)	(68)
Income before income tax expense, Underlying (non-GAAP)	F	$1,423	$2,319
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$241	$460
Less: Income tax benefit related to notable items		(42)	(51)
Income tax expense, Underlying (non-GAAP)	H	$283	$511
Effective income tax rate (GAAP)	G/E	18.54%	20.43%
Effective income tax rate, Underlying (non-GAAP)	H/F	19.92	22.03
Net income, Underlying:
Net income (GAAP)	I	$1,057	$1,791
Add: Notable items, net of income tax benefit		83	17
Net income, Underlying (non-GAAP)	J	$1,140	$1,808
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$950	$1,718
Add: Notable items, net of income tax benefit		83	17
Net income available to common stockholders, Underlying (non-GAAP)	L	$1,033	$1,735
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,438	$20,325
Return on average common equity	K/M	4.65%	8.45%
Return on average common equity, Underlying (non-GAAP)	L/M	5.05	8.53
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,438	$20,325
Less: Average goodwill (GAAP)		7,049	7,036
Less: Average other intangibles (GAAP)		64	71
Add: Average deferred tax liabilities related to goodwill (GAAP)		376	371
Average tangible common equity	N	$13,701	$13,589
Return on average tangible common equity	K/N	6.93%	12.64%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	7.53	12.76

Citizens Financial Group, Inc. | 88

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2020	2019
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$176,442	$162,176
Return on average total assets	I/O	0.60%	1.10%
Return on average total assets, Underlying (non-GAAP)	J/O	0.65	1.11
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$176,442	$162,176
Less: Average goodwill (GAAP)		7,049	7,036
Less: Average other intangibles (GAAP)		64	71
Add: Average deferred tax liabilities related to goodwill (GAAP)		376	371
Average tangible assets	P	$169,705	$155,440
Return on average total tangible assets	I/P	0.62%	1.15%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	0.67	1.16
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	57.80%	59.28%
Efficiency ratio, Underlying (non-GAAP)	D/B	55.99	58.23
Operating leverage and operating leverage, Underlying:
Increase in total revenue		6.38%	5.91%
Increase in noninterest expense		3.73	6.30
Operating Leverage		2.65%	(0.39)%
Increase in total revenue, Underlying (non-GAAP)		6.39%	5.83%
Increase in noninterest expense, Underlying (non-GAAP)		2.30	6.00
Operating Leverage, Underlying (non-GAAP)		4.09%	(0.17)%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	427,209,831	433,121,083
Common stockholders’ equity (GAAP)		$20,708	$20,631
Less: Goodwill (GAAP)		7,050	7,044
Less: Other intangible assets (GAAP)		58	68
Add: Deferred tax liabilities related to goodwill (GAAP)		379	374
Tangible common equity	R	$13,979	$13,893
Tangible book value per common share	R/Q	$32.72	$32.08
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	427,062,537	449,731,453
Average common shares outstanding - diluted (GAAP)	T	428,157,780	451,213,701
Net income per average common share - basic (GAAP)	K/S	$2.22	$3.82
Net income per average common share - diluted (GAAP)	K/T	2.22	3.81
Net income per average common share-basic, Underlying (non-GAAP)	L/S	2.42	3.86
Net income per average common share-diluted, Underlying (non-GAAP)	L/T	2.41	3.84
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$1.56	$1.36
Dividend payout ratio	U/(K/S)	70%	36%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	65	35

Citizens Financial Group, Inc. | 89

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

Table 37: Reconciliations of Non-GAAP Measures - Excluding PPP
(in millions, except share, per share and ratio data)	Ref.	December 31, 2020	December 31, 2019
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$123,090	$119,088
Less: PPP loans		4,155	—
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$118,935	$119,088
Allowance for credit losses (GAAP)	C	$2,670	$1,296
Allowance for credit losses to total loans and leases (GAAP)	C/A	2.17%	1.09%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	2.24%	1.09%

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of elevated cash levels used in “—Net Interest Income”:

Table 38: Reconciliations of Non-GAAP Measures - Excluding Elevated Cash
(in millions, except ratio data)	Ref.	December 31, 2020	December 31, 2019
Net interest income, FTE, excluding the impact of elevated cash:
Net interest income, FTE	A	$4,599	$4,635
Less: Net interest income associated with elevated cash		—	—
Net interest income, FTE, excluding the impact of elevated cash (non-GAAP)	B	$4,599	$4,635
Average interest-earning assets, excluding the impact of elevated cash:
Total interest-earning assets (GAAP)	C	$159,275	$146,814
Less: Elevated cash		4,322	—
Total average interest-earning assets, excluding the impact of elevated cash (non-GAAP)	D	$154,953	$146,814
Ratios:
Net interest margin, FTE	A/C	2.89%	3.16%
Net interest margin, FTE, excluding the impact of elevated cash (non-GAAP)	B/D	2.97%	3.16%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Citizens Financial Group, Inc. | 90

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 91

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 96, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As described in Notes 1 and 5 to the consolidated financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Instruments - Credit Losses (Topic 326).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Citizens Financial Group, Inc. | 93

Allowance for Credit Losses - COVID-19 Considerations - Refer to Note 5 to the consolidated financial statements
Critical Audit Matter Description
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the allowance for loan and lease losses and the reserve for unfunded lending commitments (collectively, the “ACL”). The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancelable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year period during which the expected credit losses revert to long-term historical macroeconomic inputs.

The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default, and exposure at default (for commercial), timing and amount of expected draws (for unfunded lending commitments), FICO scores, loan-to-values ratios, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curves, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments, historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.

The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed for certain industry sectors or loan classes by alternative scenarios to support the period-end ACL.

While the macroeconomic forecast at year-end slightly improved relative to the third quarter of 2020 forecast, the Company continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including in retail and hospitality, casual dining, retail trade, price-sensitive energy and related, and educational services, as well as in certain retail products.

Given the size of the loan and lease portfolios and unfunded commitments and the subjective nature of estimating the ACL, including the estimated impact of COVID-19, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the ACL for the loan and lease portfolios and unfunded commitments included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the foundational economic forecast, (ii) development, execution, and monitoring of the econometric models, (iii) estimation of management’s adjustments to the modeled reserves for COVID-19, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
•We used our credit specialists to assist us in evaluating the reasonableness of the econometric models and management’s adjustments to the modeled reserves for COVID-19.
•We (i) evaluated the reasonableness of the econometric models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the econometric models for estimating expected credit losses, (iii) tested the accuracy of the data input into the econometric models, and (iv) tested the arithmetic

Citizens Financial Group, Inc. | 94

accuracy of the models’ calculations of the expected credit losses.
•We (i) evaluated the reasonableness of the Company’s identification of the commercial industry sectors and retail products most severely impacted by COVID-19, (ii) assessed the reasonableness of management’s methodologies and assumptions used to estimate the impact of COVID-19 on the impacted sectors, (iii) tested the accuracy of the data used in management’s calculation of the adjustments to the modeled reserves for the sectors impacted by COVID-19, (iv) tested the arithmetic accuracy of the calculation of the adjustments, and (v) considered available information related to industry sectors and borrowers severely impacted by COVID-19.
•We (i) evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures included in the qualitative allowance, (ii) tested the accuracy and evaluated the relevance of the historical loss data used in determining the qualitative allowance, (iii) evaluated the reasonableness of the Company’s assessment and determination of the qualitative factors and related impact on the estimation of the qualitative allowance and (iv) tested the arithmetic accuracy of the calculation of the qualitative allowance.
•We tested the arithmetic accuracy of the calculation of the overall ACL and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2021
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Instruments - Credit Losses (ASC 326) on January 1, 2020.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2021

Citizens Financial Group, Inc. | 96

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$1,037	$1,175
Interest-bearing cash and due from banks	11,696	2,211
Interest-bearing deposits in banks	306	297
Debt securities available for sale, at fair value (including $549 and $359 pledged to creditors, respectively) (1)	22,942	20,613
Debt securities held to maturity (fair value of $3,357 and $3,242, respectively, and including $144 and $249 pledged to creditors, respectively) (1)	3,235	3,202
Loans held for sale, at fair value	3,564	1,946
Other loans held for sale	439	1,384
Loans and leases	123,090	119,088
Less: Allowance for loan and lease losses	(2,443)	(1,252)
Net loans and leases	120,647	117,836
Derivative assets	1,915	807
Premises and equipment, net	759	761
Bank-owned life insurance	1,756	1,725
Goodwill	7,050	7,044
Other assets	8,003	6,732
TOTAL ASSETS	$183,349	$165,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$43,831	$29,233
Interest-bearing	103,333	96,080
Total deposits	147,164	125,313
Short-term borrowed funds	243	274
Derivative liabilities	128	120
Deferred taxes, net	629	866
Long-term borrowed funds	8,346	14,047
Other liabilities	4,166	2,912
TOTAL LIABILITIES	160,676	143,532
Contingencies (refer to Note 18)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 2,000,000 and 1,600,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,965	1,570
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 569,876,133 shares issued and 427,209,831 shares outstanding at December 31, 2020 and 568,238,730 shares issued and 433,121,083 shares outstanding at December 31, 2019	6	6
Additional paid-in capital	18,940	18,891
Retained earnings	6,445	6,498
Treasury stock, at cost, 142,666,302 and 135,117,647 shares at December 31, 2020 and 2019, respectively	(4,623)	(4,353)
Accumulated other comprehensive loss	(60)	(411)
TOTAL STOCKHOLDERS’ EQUITY	22,673	22,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,349	$165,733
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 97

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per-share data)	2020	2019	2018
INTEREST INCOME:
Interest and fees on loans and leases	$4,719	$5,441	$5,010
Interest and fees on loans held for sale, at fair value	75	63	37
Interest and fees on other loans held for sale	33	13	10
Investment securities	519	642	672
Interest-bearing deposits in banks	11	30	29
Total interest income	5,357	6,189	5,758
INTEREST EXPENSE:
Deposits	509	1,155	785
Short-term borrowed funds	2	10	15
Long-term borrowed funds	260	410	426
Total interest expense	771	1,575	1,226
Net interest income	4,586	4,614	4,532
Provision for credit losses	1,616	393	326
Net interest income after provision for credit losses	2,970	4,221	4,206
NONINTEREST INCOME:
Mortgage banking fees	915	302	152
Service charges and fees	403	505	513
Capital markets fees	250	216	179
Card fees	217	254	244
Trust and investment services fees	203	202	171
Letter of credit and loan fees	140	135	128
Foreign exchange and interest rate products	120	155	126
Securities gains, net	4	19	19
Net impairment losses recognized in earnings on debt securities	—	(2)	(3)
Other income	67	91	67
Total noninterest income	2,319	1,877	1,596
NONINTEREST EXPENSE:
Salaries and employee benefits	2,123	2,026	1,880
Equipment and software expense	565	514	464
Outside services	553	498	447
Occupancy	331	333	333
Other operating expense	419	476	495
Total noninterest expense	3,991	3,847	3,619
Income before income tax expense	1,298	2,251	2,183
Income tax expense	241	460	462
NET INCOME	$1,057	$1,791	$1,721
Net income available to common stockholders	$950	$1,718	$1,692
Weighted-average common shares outstanding:
Basic	427,062,537	449,731,453	478,822,072
Diluted	428,157,780	451,213,701	480,430,741
Per common share information:
Basic earnings	$2.22	$3.82	$3.54
Diluted earnings	2.22	3.81	3.52
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 98

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$1,057	$1,791	$1,721
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $33, $35, ($11),respectively	97	103	(33)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($38), $14, $10, respectively	(111)	43	33
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $124, $165, ($79), respectively	382	501	(239)
Other-than-temporary impairment not recognized in earnings on debt securities, net of income taxes of $0, $0, ($1), respectively	—	—	(3)
Reclassification of net debt securities gains to net income, net of income taxes of ($1), ($8), ($4), respectively	(3)	(15)	(12)
Employee benefit plans:
Actuarial (loss) gain, net of income taxes of $(10), $12, ($14), respectively	(27)	36	(35)
Amortization of actuarial loss, net of income taxes of $4, $6, $3, respectively	13	13	14
Amortization of prior service cost, net of income taxes of $0, $0,$0, respectively	—	(1)	(1)
Total other comprehensive income (loss), net of income taxes	351	680	(276)
Total comprehensive income	$1,408	$2,471	$1,445
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 99

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$247	491	$6	$18,781	$4,164	($2,108)	($820)	$20,270
Dividends to common stockholders	—	—	—	—	—	(471)	—	—	(471)
Dividend to preferred stockholders	—	—	—	—	—	(29)	—	—	(29)
Preferred stock issued	1	593	—	—	—	—	—	—	593
Treasury stock purchased	—	—	(26)	—	—	—	(1,025)	—	(1,025)
Share-based compensation plans	—	—	1	—	20	—	—	—	20
Employee stock purchase plan shares purchased	—	—	—	—	14	—	—	—	14
Total comprehensive income:
Net income	—	—	—	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	—	—	—	—	(276)	(276)
Total comprehensive income	—	—	—	—	—	1,721	—	(276)	1,445
Balance at December 31, 2018	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(617)	—	—	(617)
Dividend to preferred stockholders	—	—	—	—	—	(73)	—	—	(73)
Preferred stock issued	1	730	—	—	—	—	—	—	730
Treasury stock purchased	—	—	(34)	—	—	—	(1,220)	—	(1,220)
Share-based compensation plans	—	—	1	—	59	—	—	—	59
Employee stock purchase plan shares purchased	—	—	—	—	17	—	—	—	17
Cumulative effect of change in accounting standards	—	—	—	—	—	12	—	5	17
Total comprehensive income:
Net income	—	—	—	—	—	1,791	—	—	1,791
Other comprehensive income	—	—	—	—	—	—	—	680	680
Total comprehensive income	—	—	—	—	—	1,791	—	680	2,471
Balance at December 31, 2019	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(672)	—	—	(672)
Dividends to preferred stockholders	—	—	—	—	—	(107)	—	—	(107)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(8)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	30	—	—	—	30
Employee stock purchase plan shares purchased	—	—	1	—	19	—	—	—	19
Cumulative effect of change in accounting standards	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income:
Net income	—	—	—	—	—	1,057	—	—	1,057
Other comprehensive income	—	—	—	—	—	—	—	351	351
Total comprehensive income	—	—	—	—	—	1,057	—	351	1,408
Balance at December 31, 2020	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 100

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,057	$1,791	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,616	393	326
Net change in loans held for sale	32	(672)	26
Depreciation, amortization and accretion	567	622	486
Amortization of intangibles	11	11	3
Deferred income taxes	(238)	64	97
Share-based compensation	48	41	41
Net gain on sales of:
Debt securities	(4)	(25)	(19)
Premises and equipment	—	(6)	—
Increase in other assets	(3,979)	(853)	(1,217)
Increase in other liabilities	1,001	331	303
Net cash provided by operating activities	111	1,697	1,767
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(9,271)	(8,422)	(4,270)
Proceeds from maturities and paydowns of debt securities available for sale	6,943	3,946	3,258
Proceeds from sales of debt securities available for sale	585	5,016	998
Proceeds from maturities and paydowns of debt securities held to maturity	897	398	522
Net (increase) decrease in interest-bearing deposits in banks	(9)	(149)	44
Acquisitions, net of cash acquired	(3)	(129)	(533)
Net increase in loans and leases	(5,095)	(4,334)	(6,445)
Capital expenditures, net	(118)	(95)	(232)
Other	(65)	(106)	(419)
Net cash used in investing activities	(6,136)	(3,875)	(7,077)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 101

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2020	2019	2018
FINANCING ACTIVITIES
Net increase in deposits	21,851	5,738	4,486
Net decrease in short-term borrowed funds	(39)	(1,048)	(4,870)
Proceeds from issuance of long-term borrowed funds	8,323	12,850	22,503
Repayments of long-term borrowed funds	(14,022)	(14,857)	(14,837)
Treasury stock purchased	(270)	(1,220)	(1,025)
Net proceeds from issuance of preferred stock	395	730	593
Dividends declared and paid to common stockholders	(672)	(617)	(471)
Dividends declared and paid to preferred stockholders	(98)	(65)	(14)
Premium paid to exchange debt	(80)	—	—
Payments of employee tax withholding for share-based compensation	(16)	(21)	(13)
Net cash provided by financing activities	15,372	1,490	6,352
Increase (decrease) in cash and cash equivalents(a)	9,347	(688)	1,042
Cash and cash equivalents at beginning of period(a)	3,386	4,074	3,032
Cash and cash equivalents at end of period(a)	$12,733	$3,386	$4,074

Supplemental disclosures:
Interest paid	$837	$1,560	$1,184
Income taxes paid	261	326	241
Non-cash items:
Transfer of securities from available for sale to held to maturity	$813	$192	$—
Transfer of securities from held to maturity to available for sale	—	734	—
Loans securitized and transferred to securities available for sale	956	150	142
Loans securitized and transferred to securities held to maturity	111	—	—
Stock issued for share-based compensation plans	30	59	20
Stock issued for Employee Stock Purchase Plan	19	17	14
(a) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 102

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
Certain prior period balances on the Consolidated Balance Sheets, amounts reported on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and applicable Notes to the Consolidated Financial Statements have been reclassified to conform to the current period presentation:

•Equity investment securities, at fair value, and equity investment securities, at cost, have been reclassified to other assets;
•Federal funds purchased and securities sold under agreement to repurchase, and other short-term borrowed funds have been reclassified to short-term borrowed funds;
•Purchases of equity securities, at fair value, proceeds of equity securities, at fair value, purchases of equity securities, at cost, and proceeds or equity securities, at cost, have been reclassified to other investing activities; and
•Purchases of mortgage servicing rights has been reclassified to other investing activities.

Certain prior period balances have been reclassified in the applicable Notes to the Financial Statements due to the following loan class changes:

•Home equity loans, home equity lines of credit, home equity loans serviced for others, and home equity lines of credit serviced for others have been reclassified into home equity; and
•Credit card and other retail have been reclassified into other retail.

Additionally, the commercial loan class has been renamed commercial and industrial and the commercial loans and leases loan segment has been renamed commercial.

These changes had no effect on net income, total comprehensive income, total assets, or total stockholders’ equity as previously reported.

Citizens Financial Group, Inc. | 103

Significant Accounting Policies
The following table identifies the Company’s significant accounting policies and the Note and Page where a detailed description of each policy can be found.

Accounting Pronouncements Adopted in 2020

Pronouncement	Summary of Guidance	Effects on Financial Statements
Financial Instruments - Credit Losses Issued June 2016
•Required effective date: January 1, 2020.

•Establishes a single allowance framework for financial assets carried at amortized cost (including securities HTM), which reflects management’s estimate of credit losses over the full remaining expected life of the financial assets.

•Amends impairment guidance for securities AFS to incorporate an allowance, which allows for reversals of impairment losses in the event that the credit of an issuer improves.

•Requires a cumulative-effect adjustment to retained earnings, net of taxes, as of the beginning of the reporting period of adoption.

•Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.

•The Company adopted the new standard on January 1, 2020, under the modified retrospective approach. Refer to Note 5 for discussion of the significant accounting policy for the allowance for credit losses following adoption.

•Adoption resulted in a cumulative-effect reduction of $337 million, net of taxes of $114 million, to retained earnings and a corresponding increase to the ACL of $451 million. Refer to Note 5 for the impact of the adoption to the ALLL and reserve for unfunded commitments.

•Adoption of the new standard could produce higher volatility in the quarterly provision for credit losses than the prior incurred loss reserve process and could adversely impact the Company’s ongoing earnings.

•Based on the credit quality of the Company’s existing debt securities portfolio, the Company did not recognize an allowance for HTM and AFS debt securities upon adoption.

Citizens Financial Group, Inc. | 104

Goodwill Issued January 2017
•Requires an impairment loss to be recognized when the estimated fair value of a reporting unit falls below its carrying value.

•Eliminates the second condition in the previous guidance that required an impairment loss to be recognized only if the estimated implied fair value of the goodwill is below its carrying value.

•Applied prospectively to all goodwill impairment tests performed after the adoption date.

•The Company adopted the new standard on January 1, 2020. Refer to Note 9 for discussion of the significant accounting policy for goodwill impairment following adoption.

•Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Disclosure Requirements - Fair Value Measurements Issued August 2018
•Amends disclosure requirements on fair value measurements.

•Eliminates requirements for certain disclosures that are no longer considered relevant or cost beneficial, requires new disclosures and modifies existing disclosures that are expected to enhance the usefulness of the financial statements.

•Prospective application is required for new disclosures.

•Retrospective application is required for all other amendments for all periods presented.

•The Company adopted the new standard on January 1, 2020.

•Adoption did not have a material impact on the Company’s Consolidated Financial Statements. Required fair value measurement disclosures are included in Note 19.

Simplifying the Accounting for Income Taxes Issued December 2019
•Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.

•Simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates.

•Clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.

• The Company adopted the new standard on January 1, 2020. • Adoption did not have an impact on the Company’s Consolidated Financial Statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020
•Provides the option to apply a number of practical expedients when evaluating if a contract modification as the result of reference rate reform is considered a new contract or a continuation of an existing contract.

•Provides optional expedients to the evaluation of, and accounting for, fair value and cash flow hedges affected by reference rate reform.

•Provides an optional one-time election to sell or transfer debt securities classified as HTM that reference a rate affected by reference rate reform

•The Company adopted the new standard in the first quarter of 2020 upon issuance and is effective through December 31, 2022.

•Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - CASH AND DUE FROM BANKS
For the purposes of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks, primarily at the FRB.
Citizens maintains certain average reserve balances and compensating balances for check clearing and other services with the FRB. At December 31, 2020 and 2019, the balance of deposits at the FRB amounted to $11.7 billion and $2.1 billion, respectively. Average balances maintained with the FRB during the years ended December 31, 2020 and 2019 exceeded amounts required by law for the FRB’s requirements. All amounts, both required and excess reserves, held at the FRB currently earn interest at a fixed rate of 10 basis points. Citizens recorded interest income on FRB deposits of $10 million, $28 million, and $28 million for the years ended December 31, 2020, 2019, and 2018, respectively, in interest-bearing deposits in banks in the Consolidated Statements of Operations.
NOTE 3 - SECURITIES
Investments include debt and equity securities and other investment securities. Citizens classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase. Management reserves the right to change the initial classification of debt and equity securities purchased based

Citizens Financial Group, Inc. | 105

on its intent to hold to maturity or as permitted by periodic changes in accounting guidance. Equity securities are recorded at fair value or at cost if there is not a readily determinable fair value.
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
The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$71	$—	$—	$71
State and political subdivisions	3	—	—	3	5	—	—	5
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	21,954	571	(19)	22,506	19,803	143	(71)	19,875
Other/non-agency	396	26	—	422	638	24	—	662
Total mortgage-backed securities, at fair value	22,350	597	(19)	22,928	20,441	167	(71)	20,537
Total debt securities available for sale, at fair value	$22,364	$597	($19)	$22,942	$20,517	$167	($71)	$20,613
Federal agencies and U.S. government sponsored entities	$2,342	$122	$—	$2,464	$3,202	$45	($5)	$3,242
Total mortgage-backed securities, at cost	2,342	122	—	2,464	3,202	45	(5)	3,242
Asset-backed securities, at cost (1)	893	—	—	893	—	—	—	—
Total debt securities held to maturity	$3,235	$122	$—	$3,357	$3,202	$45	($5)	$3,242
Equity securities, at fair value	$66	$—	$—	$66	$47	$—	$—	$47
Equity securities, at cost	604	—	—	604	807	—	—	807
(1) In 2020, Citizens sold $1.1 billion of private in-school education loans, inclusive of accrued interest, capitalized interest and fees. As part of the transaction, the Company provided financing to the purchaser for a portion of the sale price in the form of $893 million of asset-backed securities, collateralized by the assets of the purchasing entity, which were initially classified as AFS. In October, 2020 management transferred these securities to the HTM portfolio upon concluding that the Company has the ability and the intent to hold the securities through maturity. Refer to Note 10 for additional information.

Citizens Financial Group, Inc. | 106

Accrued interest receivable on debt securities totaled $55 million and $58 million as of December 31, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	127	1,616	20,210	21,954
Other/non-agency	—	—	—	396	396
Total debt securities available for sale	12	127	1,616	20,609	22,364
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,342	2,342
Asset-backed securities	—	—	893	—	893
Total debt securities held to maturity	—	—	893	2,342	3,235
Total amortized cost of debt securities	$12	$127	$2,509	$22,951	$25,599

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	133	1,660	20,712	22,506
Other/non-agency	—	—	—	422	422
Total debt securities available for sale	12	133	1,660	21,137	22,942
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,464	2,464
Asset-backed securities	—	—	893	—	893
Total debt securities held to maturity	—	—	893	2,464	3,357
Total fair value of debt securities	$12	$133	$2,553	$23,601	$26,299

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $519 million, $642 million and $672 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents realized gains and losses on securities:

	Year Ended December 31,
(in millions)	2020	2019	2018
Gains on sale of debt securities (1)	$6	$41	$19
Losses on sale of debt securities	(2)	(16)	—
Debt securities gains, net	$4	$25	$19
(1) For the year ended December 31, 2019, $6 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statements of Operations, as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

Citizens Financial Group, Inc. | 107

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2020		December 31, 2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$224	$231	$265	$266
Pledged against FHLB borrowed funds	394	423	638	662
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,818	3,937	3,670	3,672

Citizens regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. The Company’s repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. Citizens recognized no offsetting of short-term receivables or payables as of December 31, 2020 or 2019. Citizens offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information see Note 13.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2020, 2019 and 2018, were $144 million, $150 million and $142 million, respectively. These securitizations include a substantive guarantee by a third party. In 2020, 2019 and 2018 the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and at each subsequent measurement date, Citizens is required to evaluate the securities for risk of loss over their life and, if necessary, establish an associated reserve. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio as of December 31, 2020 and concluded that the majority (72%) of the securities met the zero expected credit loss criteria, and therefore no ACL was recognized as of the balance sheet date. Lifetime expected credit losses for the remaining (28%) HTM portfolio were modeled using various approaches and determined to be $0 at December 31, 2020. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at December 31, 2020.

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
The credit-related portion of impairment is recognized in current period earnings as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible. The Company has evaluated any AFS securities in an unrealized loss position at December 31, 2020 and concluded that all unrealized losses are due to non-credit related factors. As such, the Company does not have an allowance for AFS securities as of December 31, 2020.

Citizens Financial Group, Inc. | 108

The following table presents AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$1,991	($19)	$—	$—	$1,991	($19)
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
Loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial and industrial, commercial real estate, leases, residential mortgages, home equity, automobile, education and other retail.

Citizens Financial Group, Inc. | 109

The following table presents the composition of loans and leases, excluding LHFS:

	December 31,
(in millions)	2020	2019
Commercial and industrial(1)	$44,173	$41,479
Commercial real estate	14,652	13,522
Leases	1,968	2,537
Total commercial	60,793	57,538
Residential mortgages	19,539	19,083
Home equity	12,149	13,154
Automobile	12,153	12,120
Education	12,308	10,347
Other retail	6,148	6,846
Total retail	62,297	61,550
Total loans and leases	$123,090	$119,088
(1) The December 31, 2020 commercial and industrial balance includes $4.2 billion of PPP loans fully guaranteed by the SBA.
Accrued interest receivable on loans and leases held for investment totaled $449 million and $495 million as of December 31, 2020 and 2019, respectively, and is included in other assets in the Consolidated Balance Sheets.
The following table presents the composition of LHFS:

	December 31, 2020			December 31, 2019
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$3,416	$148	$3,564	$1,778	$168	$1,946
Other loans held for sale	—	439	439	1,101	283	1,384
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity loans, totaled $25.5 billion and $25.3 billion at December 31, 2020 and 2019, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, auto, commercial and industrial, and commercial real estate loans, and totaled $40.0 billion and $17.4 billion at December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company purchased $2.4 billion of education loans and $870 million of other retail loans. During the year ended December 31, 2019, the Company purchased $1.1 billion of education loans and $530 million of other retail loans.
During the year ended December 31, 2020, the Company sold $500 million of commercial loans, $1.0 billion of education loans and $1.5 billion of residential mortgage loans. During the year ended December 31, 2019, the Company sold $454 million of commercial loans and $628 million of retail loans, including $22 million of TDR sales.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on middle market and mid-corporate clients for large capital equipment acquisitions including corporate aircraft, railcars and trucks and trailers, among other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three years to ten years and may include options to purchase the leased property prior to the end of the lease term. The Company does not have lease agreements which contain both lease and non-lease components.
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

Citizens Financial Group, Inc. | 110

The components of the net investment in direct financing and sales-type leases, before ALLL, are presented below:

(in millions)	December 31, 2020	December 31, 2019
Total future minimum lease rentals	$1,381	$1,739
Estimated residual value of leased equipment (non-guaranteed)	746	1,013
Initial direct costs	7	10
Unearned income	(166)	(225)
Total leases	$1,968	$2,537
Interest income on direct financing and sales-type leases for the years ended December 31, 2020 and 2019 was $64 million and $77 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2020 is presented below:

(in millions)
2021	$334
2022	308
2023	246
2024	170
2025	112
Thereafter	211
Total undiscounted future minimum lease rentals	$1,381
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONPERFORMING ASSETS, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments (collectively the ACL). Through December 31, 2019 the ACL reserve was management’s best estimate of incurred probable losses in the Company’s loan and lease portfolios based on reviews of certain individual loans and leases, analyzing changes in the composition, size and delinquency of the portfolio, reviewing previous loss experience and considering current and anticipated economic factors. The Company’s methodology for determining the qualitative component through December 31, 2019 included a statistical analysis of prior charge-off rates and an assessment of factors affecting the determination of incurred losses in the loan and lease portfolio. Such factors included trends in economic conditions, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. Upon adoption of CECL effective January 1, 2020, the Company’s ACL reserve methodology changed to estimate expected credit losses over the contractual life of loans and leases.
The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.
Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year reversion period to historical credit loss information.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type (e.g., commercial and industrial, commercial real estate, residential mortgage, etc.), and significant loan portfolios are assessed for credit losses using econometric models.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on econometric models that use known or estimated data as of the balance

Citizens Financial Group, Inc. | 111

sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD (for commercial), timing and amount of expected draws (for unfunded lending commitments), FICO, LTV, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed for certain industry sectors or loan classes by alternative scenarios to support the period-end ACL balance.
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
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccruing commercial and industrial, and commercial real estate loans with an outstanding balance of $5 million or greater and all commercial and industrial, and commercial real estate TDRs (regardless of size) are assessed on an individual loan level basis. Generally, the measurement of ACL on individual loans and leases is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent. Loans that are deemed to be collateral dependent are written down to the fair value, less costs to sell, if sale of the collateral is expected as of the evaluation date and are reassessed each subsequent period to determine if a change to the ACL is required. Subsequent evaluations may result in an increase or decrease to the ACL, based on a corresponding change in the fair value of the collateral during the period. Any subsequent decrease to the ACL (because of an increase to the collateral-dependent loan’s fair value) is limited to the total amount previously written off for that loan. For retail TDRs that are not collateral dependent, the ACL is developed using the present value of expected future cash flows compared to the amortized cost basis in the loans. Expected re-default factors are considered in this analysis. Retail TDRs that are deemed collateral dependent are written down to fair market value less cost to sell.
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

Citizens Financial Group, Inc. | 112

Residential mortgages are placed on nonaccrual status when contractually past due 120 days or more, or sooner if deemed collateral dependent, unless guaranteed by the Federal Housing Administration. Residential mortgages that received extended forbearance and were subsequently modified as a result of COVID-19 will be placed on nonaccrual sooner than those that were not on extended forbearance, and will return to accrual status only following a sustained period of repayment performance. Loans in COVID-19 pandemic-related forbearance programs continue to accrue interest during the forbearance period; a reserve is established for interest income expected to be uncollectible following forbearance. Accrued interest reversed against interest income for the year ended December 31, 2020 was $8 million and $19 million for commercial and retail, respectively.
The Company estimates expected credit losses associated with off-balance sheet financial instruments such as standby letters of credit, financial guarantees and unfunded loan commitments that are not unconditionally cancellable. Off-balance sheet financial instruments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with historical loss experience, current and future economic conditions, timing and amount of expected draws, and performance trends within specific portfolio segments, result in the estimate of the reserve for unfunded lending commitments. The Company does not recognize a reserve for future draws from credit lines that are unconditionally cancellable (e.g., credit cards).
The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loan and lease portfolios and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.
Loan Charge-Offs
Commercial loans are charged off when available information indicates that a loan or portion thereof is determined to be uncollectible, including situations where a loan is determined to be both impaired and collateral-dependent. The determination of whether to recognize a charge-off involves many factors, including the prioritization of the Company’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources.
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, credit card loans and unsecured open end loans are generally charged off in the month in which the account becomes 180 days past due. Auto loans, education loans and unsecured closed end loans are generally charged off in the month in which the account becomes 120 days past due. Certain retail loans will be charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in the following circumstances:
•Loans modified in a TDR that are determined to be collateral-dependent.
•Residential real estate loans that received extended forbearance and were subsequently modified as a result of COVID-19
•Loans to borrowers who have experienced an event (e.g., bankruptcy) that suggests a loss is either known or highly certain.
◦Residential real estate and auto loans are charged down to the net realizable value within 60 days of receiving notification of the bankruptcy filing, or when the loan becomes 60 days past due if repayment is likely to occur.
◦Credit card loans are fully charged off within 60 days of receiving notification of the bankruptcy filing or other event.
◦Education loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.
•Auto loans are written down to net realizable value upon repossession of the collateral.

Citizens Financial Group, Inc. | 113

The following table present a summary of changes in the ACL for the year ended December 31, 2020:

	Year Ended December 31, 2020
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$674	$578	$1,252
Cumulative effect of change in accounting principle	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	498	1,207	1,705
Charge-offs	(437)	(406)	(843)
Recoveries	12	138	150
Net charge-offs	(425)	(268)	(693)
Provision charged to income	1,160	271	1,431
Allowance for loan and lease losses, end of period	1,233	1,210	2,443
Reserve for unfunded lending commitments, beginning of period	44	—	44
Cumulative effect of change in accounting principle	(3)	1	(2)
Reserve for unfunded lending commitments, beginning of period, adjusted	41	1	42
Provision for unfunded lending commitments	145	40	185
Reserve for unfunded lending commitments, end of period	186	41	227
Total allowance for credit losses, end of period	$1,419	$1,251	$2,670
The following table provides additional detail on the cumulative effect of change in accounting principle on the ACL and related coverage ratios:

	December 31, 2019			January 1, 2020			December 31, 2020
(in millions)	Amortized Cost Basis	ACL Balance	Coverage	Impact of Adoption of CECL	ACL Balance	Coverage	Amortized Cost Basis	ACL Balance	Coverage
Commercial and industrial(1)	$41,479	$575	1.4%	($199)	$376	0.9%	$44,173	$895	2.0%
Commercial real estate	13,522	124	0.9	(57)	67	0.5	14,652	472	3.2
Leases	2,537	19	0.7	77	96	3.8	1,968	52	2.6
Total commercial	57,538	718	1.2	(179)	539	0.9	60,793	1,419	2.3
Residential	19,083	35	0.2	95	130	0.7	19,539	141	0.7
Home equity	13,154	83	0.6	73	156	1.2	12,149	150	1.2
Automobile	12,120	123	1.0	83	206	1.7	12,153	200	1.6
Education	10,347	116	1.1	298	414	4.0	12,308	386	3.1
Other retail	6,846	221	3.2	81	302	4.4	6,148	374	6.1
Total retail	61,550	578	0.9	630	1,208	2.0	62,297	1,251	2.0
Total loans and leases	$119,088	$1,296	1.1%	$451	$1,747	1.5%	$123,090	$2,670	2.2%
(1) The commercial coverage ratio includes a 21 basis point reduction associated with PPP loans as of December 31, 2020.

The difference in ACL as of December 31, 2020 as compared to December 31, 2019 continues to be driven by the COVID-19 pandemic, associated lockdowns and the resulting economic impacts from March to December 31, 2020, as well as the Company’s adoption of CECL on January 1, 2020. Citizens added $451 million in ACL upon adoption of CECL, and has since added an additional $923 million in the year ended December 31, 2020, resulting in an ending ACL balance of $2.7 billion.
The increase in commercial net charge-offs in the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by charge-offs in the retail real estate, metals and mining, energy and related, and casual dining industry sectors. Retail net charge-offs in the year ended December 31, 2020 reflected the benefit of forbearance and stimulus activity stemming from the COVID-19 pandemic and associated lockdowns.
To determine the ACL as of December 31, 2020, we utilized an economic scenario that generally reflects real GDP growth of approximately 4% over 2021, returning to fourth quarter 2019 real GDP levels by the last quarter of 2021. The scenario also projects the unemployment rate to be in the range of approximately 7% to 7.5% throughout 2021. While the macroeconomic forecast was slightly improved relative to the third quarter 2020 forecast, we continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including retail and hospitality, casual dining, retail trade, price-sensitive energy and related, and educational services, as well as in certain retail products.

Citizens Financial Group, Inc. | 114

The following tables present a summary of changes in the ACL for the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$690	$552	$1,242
Charge-offs	(140)	(475)	(615)
Recoveries	24	161	185
Net charge-offs	(116)	(314)	(430)
Provision charged to income	100	340	440
Allowance for loan and lease losses, end of period	674	578	1,252
Reserve for unfunded lending commitments, beginning of period	91	—	91
Provision for unfunded lending commitments	(47)	—	(47)
Reserve for unfunded lending commitments, end of period	44	—	44
Total allowance for credit losses, end of period	$718	$578	$1,296

	Year Ended December 31, 2018
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$685	$551	$1,236
Charge-offs	(52)	(442)	(494)
Recoveries	19	158	177
Net charge-offs	(33)	(284)	(317)
Provision charged to income(1)	38	285	323
Allowance for loan and lease losses, end of period	690	552	1,242
Reserve for unfunded lending commitments, beginning of period	88	—	88
Provision for unfunded lending commitments	3	—	3
Reserve for unfunded lending commitments, end of period	91	—	91
Total allowance for credit losses, end of period	$781	$552	$1,333
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
For commercial, Citizens utilizes regulatory classification ratings to monitor credit quality. Regulatory classification ratings are assigned at loan origination and are periodically re-evaluated by Citizens utilizing a risk-based approach, or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Loans with a “pass” rating are those that the Company believes will be fully repaid in accordance with the contractual loan terms. Commercial loans that are “criticized” are those that have some weakness or potential weakness that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable. Additional credit quality information is discussed below for each loan class.

Citizens Financial Group, Inc. | 115

For commercial and industrial loans, Citizens monitors the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, management assigns an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are generally reviewed at least annually. The combination of the PD and LGD ratings assigned to commercial and industrial loans, capturing both the combination of expectations of default and loss severity in the event of default, reflects credit quality characteristics as of the reporting date and are used as inputs into the loss forecasting process. Based upon the amount of the lending arrangement and risk rating assessment, management periodically reviews each loan, prioritizing those loans which are perceived to be of higher risk, based upon PDs and LGDs, or loans for which credit quality is weakening (e.g., payment delinquency). Citizens proactively manages loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach to the borrower, assessment of the borrower’s financial conditions and appraisal of the collateral.
Credit risk associated with commercial real estate projects and commercial mortgages are managed similar to commercial and industrial loans by evaluating PD and LGD. Risks associated with commercial real estate activities tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk. As with the commercial and industrial loan class, periodic reviews are also performed to assess market/geographic risk and business unit/industry risk, which may result in increased scrutiny on loans that are perceived to be of higher risk, had adverse changes in risk ratings and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.
Citizens manages credit risk associated with financing leases similar to commercial and industrial loans by analyzing PD and LGD. Reviews are generally performed annually based upon the dollar amount of the lease and the level of credit risk, and may be more more frequent if circumstances warrant. The review process includes analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance as applicable.
Commercial loans with renewal terms in the original contract are recognized as current year originations upon renewal unless the loan automatically renewed with no new credit decision. Citizens generally reserves the right to not renew the loan or lease until current underwriting has been completed and approved.

Citizens Financial Group, Inc. | 116

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass(1)	$8,036	$5,730	$4,180	$2,174	$1,157	$1,980	$17,281	$340	$40,878
Special Mention	34	264	163	84	60	173	771	34	1,583
Substandard	91	195	248	100	81	127	600	22	1,464
Doubtful	65	10	34	38	3	31	63	4	248
Total commercial and industrial	8,226	6,199	4,625	2,396	1,301	2,311	18,715	400	44,173
Commercial real estate
Pass	1,848	2,836	2,810	1,106	566	919	3,271	—	13,356
Special Mention	19	130	121	92	94	48	300	—	804
Substandard	116	2	65	5	53	26	149	—	416
Doubtful	16	26	8	—	—	2	24	—	76
Total commercial real estate	1,999	2,994	3,004	1,203	713	995	3,744	—	14,652
Leases
Pass	455	246	229	139	180	673	—	—	1,922
Special Mention	3	4	2	4	2	18	—	—	33
Substandard	—	2	2	4	4	—	—	—	12
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	458	252	233	147	186	692	—	—	1,968
Total commercial
Pass(1)	10,339	8,812	7,219	3,419	1,903	3,572	20,552	340	56,156
Special Mention	56	398	286	180	156	239	1,071	34	2,420
Substandard	207	199	315	109	138	153	749	22	1,892
Doubtful	81	36	42	38	3	34	87	4	325
Total commercial	$10,683	$9,445	$7,862	$3,746	$2,200	$3,998	$22,459	$400	$60,793
(1) Includes PPP loans designated as pass that are fully guaranteed by the SBA originating in 2020.
For retail loans, Citizens utilizes credit scores provided by FICO and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance.

Citizens Financial Group, Inc. | 117

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores that are generally refreshed quarterly, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,687	$1,885	$638	$1,129	$1,615	$1,755	$—	$—	$9,709
740-799	2,931	1,133	398	527	743	904	—	—	6,636
680-739	784	351	162	172	295	458	—	—	2,222
620-679	97	94	44	56	66	223	—	—	580
<620	12	28	35	58	50	185	—	—	368
No FICO available(1)	1	2	1	5	1	14	—	—	24
Total residential mortgages	6,512	3,493	1,278	1,947	2,770	3,539	—	—	19,539
Home equity
800+	2	8	10	7	5	216	4,319	344	4,911
740-799	2	6	7	6	5	180	3,234	331	3,771
680-739	1	6	10	15	8	179	1,632	284	2,135
620-679	—	10	18	21	14	136	402	195	796
<620	1	17	30	29	18	122	105	214	536
Total home equity	6	47	75	78	50	833	9,692	1,368	12,149
Automobile
800+	1,056	812	424	312	169	62	—	—	2,835
740-799	1,514	1,022	531	344	172	59	—	—	3,642
680-739	1,347	889	461	282	138	47	—	—	3,164
620-679	669	484	259	157	84	32	—	—	1,685
<620	140	242	189	137	79	34	—	—	821
No FICO available(1)	2	—	—	—	—	4	—	—	6
Total automobile	4,728	3,449	1,864	1,232	642	238	—	—	12,153
Education
800+	1,817	1,363	849	781	578	777	—	—	6,165
740-799	1,797	1,009	541	387	251	423	—	—	4,408
680-739	450	294	173	127	90	221	—	—	1,355
620-679	26	35	33	28	25	95	—	—	242
<620	2	5	10	10	8	41	—	—	76
No FICO available(1)	2	—	—	—	—	60	—	—	62
Total education	4,094	2,706	1,606	1,333	952	1,617	—	—	12,308
Other retail
800+	461	380	163	77	15	44	341	—	1,481
740-799	620	460	184	81	19	31	638	2	2,035
680-739	495	302	111	48	10	13	561	5	1,545
620-679	248	104	37	14	3	5	174	7	592
<620	24	30	17	6	1	3	77	8	166
No FICO available(1)	54	1	—	—	—	—	272	2	329
Total other retail	1,902	1,277	512	226	48	96	2,063	24	6,148
Retail
800+	6,023	4,448	2,084	2,306	2,382	2,854	4,660	344	25,101
740-799	6,864	3,630	1,661	1,345	1,190	1,597	3,872	333	20,492
680-739	3,077	1,842	917	644	541	918	2,193	289	10,421
620-679	1,040	727	391	276	192	491	576	202	3,895
<620	179	322	281	240	156	385	182	222	1,967
No FICO available(1)	59	3	1	5	1	78	272	2	421
Total retail	$17,242	$10,972	$5,335	$4,816	$4,462	$6,323	$11,755	$1,392	$62,297
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 118

Nonaccrual and Past Due Assets
Nonaccrual loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status when full payment of principal and interest is in doubt, unless the loan is both well secured and in the process of collection.
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
Commercial and industrial loans, commercial real estate loans, and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Some of these loans and leases may remain on accrual status when contractually past due 90 days or more if management considers the loan collectible.
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
Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of December 31, 2020			As of December 31, 2019
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases
Commercial and industrial	$280	$20	$56	$240
Commercial real estate	176	—	2	2
Leases	2	1	—	3
Total commercial	458	21	58	245
Residential mortgages	167	30	96	93
Home equity	276	—	207	246
Automobile	72	—	17	67
Education	18	2	2	18
Other retail	28	9	—	34
Total retail	561	41	322	458
Total loans and leases	$1,019	$62	$380	$703
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.

Citizens Financial Group, Inc. | 119

The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	December 31, 2020					December 31, 2019
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90 or More	Total	Current-29	30-59	60-89	90 or More	Total
Commercial and industrial	$43,817	$223	$16	$117	$44,173	$41,340	$45	$27	$67	$41,479
Commercial real estate	14,531	1	85	35	14,652	13,520	1	1	—	13,522
Leases	1,956	9	—	3	1,968	2,498	37	—	2	2,537
Total commercial	60,304	233	101	155	60,793	57,358	83	28	69	57,538
Residential mortgages	19,291	59	21	168	19,539	18,947	35	17	84	19,083
Home equity	11,848	61	28	212	12,149	12,834	91	40	189	13,154
Automobile	11,901	170	65	17	12,153	11,788	227	81	24	12,120
Education	12,255	33	13	7	12,308	10,290	30	15	12	10,347
Other retail	6,047	38	29	34	6,148	6,729	45	31	41	6,846
Total retail	61,342	361	156	438	62,297	60,588	428	184	350	61,550
Total	$121,646	$594	$257	$593	$123,090	$117,946	$511	$212	$419	$119,088
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
Collateral values for residential mortgage and home equity loans are based on refreshed valuations which are updated at least every 90 days less estimated costs to sell. At December 31, 2020 and 2019, the Company had collateral-dependent residential mortgage and home equity loans totaling $552 million and $227 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At December 31, 2020 and 2019, the Company had collateral-dependent commercial loans totaling $206 million and $85 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process was $119 million and $152 million as of December 31, 2020 and 2019, respectively.
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

Citizens Financial Group, Inc. | 120

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
Because TDRs are impaired loans, Citizens measures impairment by comparing the present value of expected future cash flows, or when appropriate, the fair value of collateral less costs to sell, to the loan’s amortized cost basis. Any excess of amortized cost basis over the present value of expected future cash flows or collateral value is included in the ALLL. Any portion of the loan’s amortized cost basis the Company does not expect to collect as a result of the modification is charged off at the time of modification. For retail TDR accounts where the expected value of cash flows is utilized, any recorded investment in excess of the present value of expected cash flows is recognized by increasing the ALLL. For retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value less costs to sell is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
In 2020, Citizens implemented various retail and commercial loan modification programs to provide borrowers relief from the economic impacts of COVID-19. The CARES Act and bank regulatory agencies provided guidance stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. In accordance with the CARES Act, Citizens elected to not apply TDR classification to any COVID-19 related loan modification performed after March 1, 2020 for borrowers who were current as of December 31, 2019 or the date of their loan modification. In addition, for loans modified in response to the COVID-19 pandemic and associated lockdowns that were not eligible for relief from TDR classification under the CARES Act, the Company elected to apply the guidance issued by the bank regulatory agencies. Under this guidance, loans with up to six months of deferred principal and interest to borrowers who were current as of March 1, 2020 or the date of their loan modification are not classified as TDRs.
For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
The following table summarizes TDRs by class and total unfunded commitments:

	December 31,
(in millions)	2020	2019
Commercial	$257	$297
Retail	718	667
Unfunded commitments related to TDRs	49	42

Citizens Financial Group, Inc. | 121

The following tables summarize how loans were modified during the years ended December 31, 2020, 2019 and 2018. The reported balances represent the post-modification outstanding recorded investment and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end.

	December 31, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$—	25	$107	44	$325
Commercial real estate	—	—	1	7	—	—
Total commercial	1	—	26	114	44	325
Residential mortgages	210	39	190	34	73	13
Home equity	143	12	151	12	429	23
Automobile	129	2	104	1	3,003	47
Education	—	—	—	—	465	10
Other retail	2,311	10	—	—	280	2
Total retail	2,793	63	445	47	4,250	95
Total	2,794	$63	471	$161	4,294	$420

	December 31, 2019
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	3	$—	26	$5	56	$210
Commercial real estate	—	—	1	—	—	—
Total commercial	3	—	27	5	56	210
Residential mortgages	60	12	62	10	120	17
Home equity	196	20	72	11	454	26
Automobile	160	3	21	—	1,250	17
Education	—	—	—	—	272	7
Other retail	3,259	18	—	—	480	2
Total retail	3,675	53	155	21	2,576	69
Total	3,678	$53	182	$26	2,632	$279

	December 31, 2018
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	7	$1	49	$22	53	$200
Commercial real estate	—	—	3	31	2	31
Total commercial	7	1	52	53	55	231
Residential mortgages	35	4	61	8	142	17
Home equity	128	11	180	26	584	36
Automobile	158	3	46	1	1,189	17
Education	—	—	—	—	355	7
Other retail	2,313	13	—	—	9	—
Total retail	2,634	31	287	35	2,279	77
Total	2,641	$32	339	$88	2,334	$308
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
The net change to ALLL resulting from modifications of loans for the years ended December 31, 2020, 2019 and 2018 was $12 million, $9 million and $3 million, respectively. Charge-offs may also be recorded on

Citizens Financial Group, Inc. | 122

TDRs. Citizens recorded charge-offs resulting from the modification of loans of $51 million, $7 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to December 31, 2020, 2019 and 2018. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the years ended December 31, 2020, 2019 and 2018 were $54 million, $1 million and $63 million, respectively. For retail loans, there were $46 million, $37 million and $40 million of loans which defaulted within 12 months of their restructuring date for the years ended December 31, 2020, 2019 and 2018, respectively.
Concentrations of Credit Risk
As of December 31, 2020, under the Company’s COVID-19-related forbearance and other customer accommodation programs that are guided by the CARES Act as well as banking regulator interagency guidance, Citizens deferred payments on approximately $1.4 billion, or 2.3%, of the retail portfolio, approximately $343 million, or 0.6%, of the commercial portfolio, including approximately $53 million, or 1.0%, of the small business portfolio. The vast majority of these deferrals are not classified as TDRs.
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2020 and 2019, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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

	December 31, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$289	$64	$—	$353
Interest only/negative amortization	2,801	—	—	2,801
Low introductory rate	—	—	170	170
Total	$3,090	$64	$170	$3,324

	December 31, 2019
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$402	$151	$—	$553
Interest only/negative amortization	2,043	—	—	2,043
Low introductory rate	—	—	235	235
Total	$2,445	$151	$235	$2,831
NOTE 6 - PREMISES, EQUIPMENT AND SOFTWARE
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been computed using the straight-line method over the estimated useful

Citizens Financial Group, Inc. | 123

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
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2020	2019
Land and land improvements	10 - 75	$102	$102
Buildings and leasehold improvements	5 - 60	800	848
Furniture, fixtures and equipment	4 - 20	644	535
Construction in progress		50	368
Total premises and equipment, gross		1,596	1,853
Accumulated depreciation		(837)	(1,092)
Total premises and equipment, net		$759	$761
Depreciation charged to noninterest expense totaled $110 million, $116 million, and $117 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is presented in the Consolidated Statements of Operations in both occupancy and equipment expense.
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
Citizens had capitalized software assets of $2.2 billion and $2.0 billion and related accumulated amortization of $1.3 billion and $1.1 billion as of December 31, 2020 and 2019, respectively. Amortization expense was $215 million, $194 million, and $189 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The estimated future amortization expense for capitalized software assets is presented below.

Year	(in millions)
2021	$191
2022	155
2023	123
2024	97
2025	57
Thereafter	43
Total (1)	$666
(1) Excluded from this balance is $226 million of in-process software at December 31, 2020.

NOTE 7 - MORTGAGE BANKING AND OTHER
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

Citizens Financial Group, Inc. | 124

Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking income.
The following table summarizes activity related to the Company’s residential mortgage loan sales and the Company's mortgage banking activity:

	Year Ended December 31,
(in millions)	2020	2019	2018
Residential mortgage loan sold with servicing retained	$33,221	$20,430	$8,149
Gain on sales (1)	895	251	89
Contractually specified servicing, late and other ancillary fees (1)	227	208	118
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. MSRs are initially recorded at fair value. Subsequent to the initial recognition, MSRs are measured using either the fair value method or the amortization method. Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method. Upon election, the Company recognized a cumulative effect adjustment to retained earnings of $6 million, net of taxes, equal to the difference between the carrying value of the MSRs and the fair value. Under the fair value method, the MSRs are recorded at fair value at each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of the related residential mortgage loans was $81.2 billion and $77.5 billion as of December 31, 2020 and 2019, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio accounted for under the fair value method, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(in millions)	2020	2019
Fair value as of beginning of the period	$642	$600
Transfers upon election of fair value method (1)	190	—
Fair value as of beginning of the period, adjusted	832	600
Amounts capitalized	324	270
Changes in unpaid principal balance during the period (2)	(196)	(119)
Changes in fair value during the period (3)	(302)	(109)
Fair value at end of the period	$658	$642
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

Citizens Financial Group, Inc. | 125

	December 31, 2020			December 31, 2019
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$658	50 bps adverse change	100 bps adverse change	$642	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	4.2			5.5
Weighted average constant prepayment rate	17.3%	$122	$202	13.9%	$116	$222
Weighted average option adjusted spread	595 bps	12	24	440 bps	12	25
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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	December 31, 2020	December 31, 2019
Education(1)	$974	$—
Commercial and industrial(2)	51	33
(1) Represents the servicing associated with education loans sold. See Note 10 for further information.
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

Citizens Financial Group, Inc. | 126

The components of operating lease cost are presented below.

	Year Ended December 31,
(in millions)	2020	2019
Operating lease cost	$165	$165
Short-term lease cost	4	10
Variable lease cost	8	7
Sublease income	(4)	(3)
Total	$173	$179
Operating lease cost is recognized on a straight line basis over the lease term and is recorded in occupancy, equipment and software expense, and other income on the Consolidated Statements of Operations.
Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	December 31, 2020	December 31, 2019	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$800	$699	Other assets
Operating lease liabilities	835	721	Other liabilities
Supplemental information related to the Company’s operating lease arrangements is presented below:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$167	$164
Right-of-use assets in exchange for new operating lease liabilities	268	117
The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 is eight years and 2.48%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 is seven years and 3.15%, respectively.
At December 31, 2020, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31.

(in millions)	Operating Leases
2021	$149
2022	147
2023	130
2024	111
2025	90
Thereafter	294
Total lease payments	921
Less: Interest	86
Present value of lease liabilities	$835
Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $153 million and $57 million as of December 31, 2020 and 2019, respectively. Operating lease rental income for leased assets where Citizens is the lessor is recognized in other income on a straight-line basis over the lease term.

Citizens Financial Group, Inc. | 127

Depreciation expense associated with operating lease assets is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset and is included in other operating expense in the Consolidated Statements of Operations. On a periodic basis, operating lease assets are reviewed for impairment. Impairment loss is recognized in other operating expense if the carrying amount of the leased asset exceeds fair value and is not recoverable. The carrying amount of a leased asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.
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
Citizens may elect to bypass the qualitative assessment and perform a quantitative assessment. The quantitative assessment, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value inclusive of goodwill, applicable goodwill is deemed to be not impaired. If the carrying value of the reporting unit inclusive of goodwill exceeds fair value, an impairment charge is recorded for the excess. The impairment loss recognized cannot exceed the amount of goodwill assigned to the reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
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
In 2020, U.S. economic conditions deteriorated significantly due to the COVID-19 pandemic and associated lockdowns. For the year ended December 31, 2020, Citizens performed a quantitative analysis to determine whether the fair value of either of its reporting units was less than the respective reporting unit’s carrying value. When calculating the fair value of the Company’s reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions and ongoing impacts of the COVID-19 pandemic, including a federal funds target near zero and near-term elevated ACL, offset by significant monetary and fiscal stimulus. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. As a result of this quantitative assessment, the Company determined that there was no impairment to the carrying value of the Company's goodwill as of December 31, 2020.

Citizens Financial Group, Inc. | 128

On March 4, 2020, the Company expanded its capital markets and financial advisory position through the acquisition of Trinity Capital, a Los Angeles-based advisory firm that delivers a range of financial services to commercial clients, which resulted in an increase to goodwill of $6 million. Changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019 are presented below.

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2018	$2,172	$4,751	$6,923
Business acquisition	83	35	118
Adjustments	3	—	3
Balance at December 31, 2019	$2,258	$4,786	$7,044
Business acquisitions	—	6	6
Balance at December 31, 2020	$2,258	$4,792	$7,050
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2020 and 2019. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2020 and 2019. No impairment was recorded for the years ended December 31, 2020, 2019 and 2018.
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
A summary of the carrying value of intangible assets is presented below.

		December 31, 2020			December 31, 2019
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	7	$21	$7	$14	$21	$4	$17
Acquired relationships	5 - 15	38	10	28	37	5	32
Naming Rights	10	11	2	9	11	1	10
Other	2 - 7	13	6	7	13	4	9
Total		$83	$25	$58	$82	$14	$68
As of December 31, 2020, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $11 million, $11 million and $3 million for the year ended December 31, 2020, 2019, and 2018, respectively. The Company’s projection of amortization expense is based on balances as of December 31, 2020, and future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

(in millions)	Total
2021	$10
2022	9
2023	9
2024	8
2025	7
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

Citizens Financial Group, Inc. | 129

VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, the company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. Citizens assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects or asset-backed securities and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its equity investment and asset-backed securities, unfunded commitments, and outstanding principal balance of loans to special purpose entities.
A summary of these investments is presented below:

	December 31,
(in millions)	2020	2019
LIHTC investment included in other assets	$1,687	$1,401
LIHTC unfunded commitments included in other liabilities	875	716
Lending to special purpose entities included in loans and leases	1,295	1,101
Investment in asset-backed securities included in HTM securities	893	—
Renewable energy investments included in other assets	403	355
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2020	2019	2018
Tax credits included in income tax expense	$159	$128	$101
Amortization expense included in income tax expense	168	137	110
Other tax benefits included in income tax expense	38	32	25
No LIHTC investment impairment losses were recognized during the years ended December 31, 2020, 2019, and 2018.
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the lending facilities had aggregate unpaid principal balances of $1.3 billion and $1.1 billion, respectively, and undrawn commitments to extend credit of $1.5 billion and $1.2 billion, respectively.

Citizens Financial Group, Inc. | 130

Asset-backed securities
For the year ended December 31, 2020, Citizens sold $1.1 billion of education loans, inclusive of accrued interest, capitalized interest and fees, to a third-party sponsored VIE. As part of these sales, the Company recognized a gain on sale of $35 million in other income. The Company provided financing to the purchaser for a portion of the sale price in the form of $893 million of asset-backed securities collateralized by the sold assets. Citizens will continue to act as primary servicer for the sold educational loans, and will receive a servicing fee. A third-party special servicer will be responsible for servicing for all loans that become significantly delinquent, as discussed below.
At the time of the sale, and at each subsequent reporting period, Citizens is required to evaluate its involvement with the VIE to determine if it holds a variable interest in the VIE and, if so, if the Company is the primary beneficiary of the VIE. If Citizens is both a variable interest holder and the primary beneficiary of the VIE, it would be required to consolidate the VIE. As of December 31, 2020, the Company concluded that both their investment in asset-backed securities as well as the primary servicing fee are considered variable interests in the VIE as there is a possibility, even if remote, that would result in either the Company’s interest in the asset-backed securities or the primary servicing fee absorbing some of the losses of the VIE.
After concluding that the Company has one or more variable interests in the VIE, the Company must determine if the Company is the primary beneficiary of the VIE. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, the Company needed to first establish which activities are the most significant to the economic performance of the VIE. Based on a review of the historical performance of the types of education loans sold to the VIE, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans, the Company concluded that the determination of the assets to be purchased by the VIE and the servicing activities that are performed for significantly delinquent loans are the activities that most significantly impact the performance of the loans, and thus the performance of the VIE holding these assets. As a result, the Company concluded that the entity that controls the determination of the assets to be purchased by the VIE and the servicing activities on significantly delinquent loans controls the activities that most significantly impact the economic performance of the VIE. As part of the sale process, the equity holder in the VIE had the ability to remove loans from the proposed sale pool, demonstrating control over the determination of the assets to be purchased. In addition, as a holder of asset-backed securities and the primary servicer of the loans, Citizens does not have the power to direct servicing of significantly delinquent loans. These rights are reserved for the third-party special servicer of the loans, who is controlled through a contractual relationship with the equity investor in the VIE. As the activities which most significantly affect the performance of the VIE are controlled by the equity holder in the VIE, and not by Citizens, the Company has concluded that Citizens is therefore not the primary beneficiary. Accordingly, Citizens does not consolidate the VIE and accounts for its investment in the asset-backed securities as HTM securities on the Consolidated Balance Sheets.
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

Citizens Financial Group, Inc. | 131

NOTE 11 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.

The following table presents the major components of deposits:

	December 31,
(in millions)	2020	2019
Demand	$43,831	$29,233
Checking with interest	27,204	24,840
Regular savings	18,044	13,779
Money market accounts	48,569	38,725
Term deposits	9,516	18,736
Total deposits	$147,164	$125,313
The following table presents the maturity distribution by year of term deposits as of December 31, 2020:

(in millions)
2021	$8,474
2022	660
2023	168
2024	162
2025	49
2026 and thereafter	3
Total	$9,516
Of these deposits, the amount of term deposits with a denomination of $100,000 or more was $5.8 billion at December 31, 2020. The following table presents the remaining maturities of these deposits:

(in millions)
Three months or less	$3,420
After three months through six months	956
After six months through twelve months	986
After twelve months	436
Total term deposits	$5,798
NOTE 12 - BORROWED FUNDS
Short-term borrowed funds
The following table presents a summary of the Company’s short-term borrowed funds.

	December 31,
(in millions)	2020	2019
Securities sold under agreements to repurchase	$231	$265
Other short-term borrowed funds	12	9
Total short-term borrowed funds	$243	$274

Citizens Financial Group, Inc. | 132

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(in millions)	2020	2019
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$349
4.150% fixed-rate subordinated debt, due September 2022(1)	182	348
3.750% fixed-rate subordinated debt, due July 2024(1)	159	250
4.023% fixed-rate subordinated debt, due October 2024(1)	25	42
4.350% fixed-rate subordinated debt, due August 2025(1)	193	249
4.300% fixed-rate subordinated debt, due December 2025(1)	450	750
2.850% fixed-rate senior unsecured notes, due July 2026	497	496
2.500% fixed-rate senior unsecured notes, due February 2030	297	—
3.250% fixed-rate senior unsecured notes, due April 2030	745	—
2.638% fixed-rate subordinated debt, due September 2032 (1)	543	—
CBNA’s Global Note Program:
2.250% senior unsecured notes, due March 2020	—	700
2.447% floating-rate senior unsecured notes, due March 2020 (2)	—	300
2.487% floating-rate senior unsecured notes, due May 2020 (2)	—	250
2.200% senior unsecured notes, due May 2020	—	500
2.250% senior unsecured notes, due October 2020	—	750
2.550% senior unsecured notes, due May 2021	1,003	991
3.250% senior unsecured notes, due February 2022	716	711
0.941% floating-rate senior unsecured notes, due February 2022 (2)	299	299
1.042% floating-rate senior unsecured notes, due May 2022 (2)	250	250
2.650% senior unsecured notes, due May 2022	510	501
3.700% senior unsecured notes, due March 2023	527	515
1.201% floating-rate senior unsecured notes, due March 2023 (2)	249	249
2.250% senior unsecured notes, due April 2025	746	—
3.750% senior unsecured notes, due February 2026	551	521
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.932% weighted average rate, due through 2038	19	5,008
Other	35	18
Total long-term borrowed funds	$8,346	$14,047
(1 December 31, 2020 balances reflect the September 2020 completion of (i) $621 million in private exchange offers for five series of outstanding subordinated notes whereby participants received a combination of the Company’s newly issued 2.638% fixed-rate subordinated notes due 2032 and an additional cash payment and (ii) $11 million in related cash tender offers whereby validly tendered and accepted subordinated notes were purchased by Citizens and subsequently cancelled.
(2) Rate disclosed reflects the floating rate as of December 31, 2020, or final floating rate as applicable.

The Parent Company’s long-term borrowed funds as of December 31, 2020 and 2019 included principal balances of $3.5 billion and $2.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of ($90) million and ($8) million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2020 and 2019 included principal balances of $4.8 billion and $11.5 billion, respectively, with unamortized deferred issuance costs and/or discounts of ($11) million and ($13) million, respectively, and hedging basis adjustments of $112 million and $50 million, respectively. See Note 13 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized by pledged mortgages and pledged securities at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $3.2 billion and $9.8 billion at December 31, 2020 and 2019, respectively. The Company’s available FHLB borrowing capacity was $13.9 billion and $7.2 billion at December 31, 2020 and 2019, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2020, the Company’s unused secured borrowing capacity was approximately $64.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 133

The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2020:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2021	$350	$1,011	$1,361
2022	182	1,786	1,968
2023	—	778	778
2024	184	—	184
2025	643	759	1,402
2026 and thereafter	2,082	571	2,653
Total	$3,441	$4,905	$8,346
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
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Certain derivatives are cleared through a central clearing house. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC-cleared derivative instruments are typically settled in cash each day based on the prior day value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 19.
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

Citizens Financial Group, Inc. | 134

The following table presents derivative instruments included on the Consolidated Balance Sheets:

	December 31, 2020			December 31, 2019
(in millions)	Notional Amount (1)	Derivative Assets	Derivative Liabilities	Notional Amount (1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$22,300	$1	$3	$29,846	$1	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	149,021	1,565	214	142,386	772	133
Foreign exchange contracts	16,789	320	291	15,101	174	166
TBA contracts	11,149	8	65	—	—	—
Other contracts	8,297	259	61	6,868	37	23
Total derivatives not designated as hedging instruments		2,152	631		983	322
Gross derivative fair values		2,153	634		984	322
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(182)	(182)		(107)	(107)
Less: Cash collateral applied (2)		(56)	(324)		(70)	(95)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,915	$128		$807	$120
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

Citizens Financial Group, Inc. | 135

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2020	2019	2018	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	$65	$107	$8	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	(63)	(107)	(9)	Interest expense - long-term borrowed funds
Interest rate swaps hedging fixed rate loans	17	(17)	—	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	(17)	17	—	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	(104)	8	—	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	104	(8)	—	Interest income - investment securities
The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2020		December 31, 2019
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Residential mortgages	Long-term borrowed funds
Carrying amount of hedged assets	$10,869	$—	$15,798	$976	$—
Carrying amount of hedged liabilities	—	3,307	—	—	4,689
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	96	112	(8)	17	50
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a amortized cost basis of $10.9 billion and $15.8 billion as of December 31, 2020 and December 31, 2019, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets, and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $7 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2020.
During the years ended December 31, 2020, 2019 and 2018, there were no gains or losses reclassified from OCI to current period earnings (other income) related to the discontinuance of a cash flow hedge where it became probable that the original forecasted transaction would no longer occur by the end of the originally specified time period.

Citizens Financial Group, Inc. | 136

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2020	2019	2018
Amount of pre-tax net gains (losses) recognized in OCI	$130	$138	($44)
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	184	(68)	(55)
Amount of pre-tax net (losses) gains reclassified from OCI into interest expense	(35)	11	12

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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(in millions)	2020	2019	2018
Economic hedge type:
Customer interest rate contracts	$1,234	$687	$5	Foreign exchange and interest rate products
Customer foreign exchange contracts	216	(166)	(54)	Foreign exchange and interest rate products
Derivatives transactions to hedge interest rate risk	(1,188)	(620)	43	Foreign exchange and interest rate products
Derivatives transactions to hedge foreign exchange risk	(263)	200	158	Foreign exchange and interest rate products
Residential loan commitments	179	8	(3)	Mortgage banking fees
Derivative contracts used to hedge residential loan commitments	(50)	20	21	Mortgage banking fees
Derivative contracts used to hedge residential MSRs(1)	311	134	35	Mortgage banking fees
Other derivative contracts	(9)	—	—	Foreign exchange and interest rate products
Derivative transactions to hedge other derivative risk	13	—	—	Foreign exchange and interest rate products
Total	$443	$263	$205
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

Citizens Financial Group, Inc. | 137

The following table presents changes in the fair value of the Company’s Pension Plans’ assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2020	2019	2020	2019
Fair value of plan assets as of January 1	$1,246	$1,050	$—	$—
Actual return on plan assets	165	259	—	—
Employer contributions	—	—	8	8
Benefits and administrative expenses paid	(68)	(63)	(8)	(8)
Fair value of plan assets as of December 31	1,343	1,246	—	—
Projected benefit obligation	1,157	1,075	105	102
Pension asset (obligation)	$186	$171	($105)	($102)
Accumulated benefit obligation	$1,157	$1,075	$105	$102
The Company’s projected benefit obligation increased for the year ending December 31, 2020, due to the decrease in the discount rate assumption, partially offset by updated mortality assumptions. Citizens recognized actuarial gains and losses on the Pension Plans in AOCI resulting in an ending balance of $571 million and $551 million at December 31, 2020 and 2019, respectively.
Citizens does not plan to contribute to the Qualified Plan in 2021. No contributions were made to the Qualified Plan in 2020 or 2019. Citizens expects to contribute $8 million to the Non-Qualified Plan in 2021 and contributed $8 million to the Non-Qualified Plan in 2020 and 2019.
The following table presents other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net periodic pension income	($22)	($5)	($16)
Net actuarial loss (gain)	37	(49)	49
Amortization of prior service credit	—	—	1
Amortization of net actuarial loss	(17)	(19)	(17)
Total gain (loss) recognized in other comprehensive loss	20	(68)	33
Total (loss) gain recognized in net periodic pension (income) cost and other comprehensive loss	($2)	($73)	$17
Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method.

The following table presents the components of net periodic pension (income) cost for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	37	41	39	3	4	4	40	45	43
Expected return on plan assets	(82)	(72)	(79)	—	—	—	(82)	(72)	(79)
Amortization of actuarial loss	14	17	15	3	2	2	17	19	17
Net periodic pension (income) cost(1)	($28)	($11)	($22)	$6	$6	$6	($22)	($5)	($16)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits, and all other components of net periodic pension (income) cost are presented in other operating expense.

Citizens Financial Group, Inc. | 138

The following table presents the expected future benefit payments for the Company’s Pension Plans:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2021	$69
December 31, 2022	70
December 31, 2023	70
December 31, 2024	70
December 31, 2025	70
December 31, 2026 - 2030	351
401(k) Plan
Citizens sponsors a 401(k) Plan under which employee tax-deferred/Roth after-tax contributions to the 401(k) Plan are matched by the Company after completion of one year of service. Contributions are matched at 100% up to an overall limitation of 4% on a pay period basis. Substantially all employees will receive an additional 2% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts contributed and expensed by the Company were $78 million in 2020 compared to $72 million in 2019 and $68 million in 2018.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2018	($143)	($236)	($441)	($820)
Other comprehensive loss before reclassifications	(33)	(239)	—	(272)
Other-than-temporary impairment not recognized in earnings on debt securities	—	(3)	—	(3)
Amounts reclassified to the Consolidated Statements of Operations	33	(12)	(22)	(1)
Net other comprehensive loss	—	(254)	(22)	(276)
Balance at December 31, 2018	($143)	($490)	($463)	($1,096)
Other comprehensive income before reclassifications	103	501	—	604
Amounts reclassified to the Consolidated Statements of Operations	43	(15)	48	76
Net other comprehensive income	146	486	48	680
Cumulative effect of change in accounting principle	—	5	—	5
Balance at December 31, 2019	$3	$1	($415)	($411)
Other comprehensive income before reclassifications	97	382	—	479
Amounts reclassified to the Consolidated Statements of Operations	(111)	(3)	(14)	(128)
Net other comprehensive (loss) income	(14)	379	(14)	351
Balance at December 31, 2020	($11)	$380	($429)	($60)
Primary location in the Consolidated Statement of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 139

NOTE 16 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table provides the number of authorized preferred shares, the number of issued and outstanding, the liquidation value per share and the carrying amount as of December 31:

			2020			2019
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	—	—
Total issued and outstanding			2,000,000		$1,965	1,600,000	$1,570
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.

    The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2020:

(in millions, except per share and share data)
Preferred Stock(1)	Issue Date	Number of Shares Issued	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series A	April 6, 2015	250,000	Semi-annually beginning October 6, 2015 until April 6, 2020	5.500% until April 6, 2020	April 6, 2020
			Quarterly beginning July 6, 2020	3 Mo. LIBOR plus 3.960% beginning April 6, 2020
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. LIBOR plus 3.003% beginning July 6, 2023
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.157% beginning April 6, 2024
Series D	January 29, 2019	300,000(4)	Quarterly beginning April 6, 2019 until April 6, 2024	6.350% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.642% beginning April 6, 2024
Series E	October 28, 2019	450,000(5)	Quarterly beginning January 6, 2020	5.000%	January 6, 2025
Series F	June 4, 2020	400,000	Quarterly beginning October 6, 2020 until October 6, 2025	5.650% until October 6, 2025	October 6, 2025
			Quarterly beginning January 6, 2026	5 Yr. US Treasury rate plus 5.313% beginning October 6, 2025
(1) Series A through D are non-cumulative fixed-to-floating rate perpetual preferred stock, Series E is non-cumulative fixed-rate perpetual preferred stock, and Series F is non-cumulative fixed-rate reset perpetual preferred stock. Except in limited circumstances, each series of preferred stock does not have voting rights.
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
(5) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.

Citizens Financial Group, Inc. | 140

Dividends
The following table provides information related to dividends per share and in the aggregate, declared and paid, for each type of stock issued and outstanding for the year ended December 31:

	2020			2019			2018
(in millions, except per share and share data)	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid	Dividends per Share	Dividends Declared	Dividends Paid
Common stock	$1.56	$672	$672	$1.36	$617	$617	$0.98	$471	$471
Preferred stock
Series A	$62.59	$15	$13	$55.00	$14	$14	$55.00	$14	$14
Series B	60.00	18	18	60.00	18	20	37.00	11	—
Series C	63.75	19	19	63.75	19	18	12.57	4	—
Series D	63.50	19	19	59.45	18	13	—	—	—
Series E	50.00	23	21	9.44	4	—	—	—	—
Series F	33.27	13	8	—	—	—	—	—	—
Total preferred stock		$107	$98		$73	$65		$29	$14
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the year ended December 31, 2020, the Company paid $270 million to repurchase 7,548,655 common shares at a weighted-average price of $35.77. During the year ended December 31, 2020, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
During the year ended December 31, 2019, the Company paid $1.220 billion to repurchase 34,305,768 common shares at an average price of $35.56. During the year ended December 31, 2019, the Company recorded no shares of treasury stock associated with share-based compensation plan activity.
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

Citizens Financial Group, Inc. | 141

Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP) for the year ended December 31, 2020:

	Shares Underlying Awards	Weighted-Average Grant Price
Outstanding, January 1	3,000,224	$36.71
Granted	1,947,902	32.64
Vested & Distributed	(1,384,091)	38.59
Forfeited	(67,804)	35.89
Outstanding, December 31	3,496,231	$34.37
During the years ended December 31, 2020, 2019 and 2018, the following number of CFG share awards were granted: 2020 (1,947,902 granted with a weighted-average grant price of $32.64); 2019 (1,677,167 granted with weighted-average grant price of $36.21); and 2018 (1,174,501 granted with weighted-average grant price of $39.54).
In addition, the following number of CFG share awards became vested and distributed: 2020 (1,384,091 vested and distributed with a weighted-average grant price of $38.59); 2019 (1,518,836 vested with weighted-average grant price of $32.21); and 2018 (877,111 vested with weighted-average grant price of $30.50).
There are 46,236,889 shares of Company common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 5,024,904 shares available for awards under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
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
Share-based compensation expense (including ESPP) was $48 million, $55 million, and $41 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, the total unrecognized compensation expense for nonvested equity awards granted was $43 million. This expense is expected to be recognized over a weighted-average period of approximately two years. No share-based compensation costs were capitalized during the years ended December 31, 2020, 2019, and 2018.
Citizens recognized income tax benefits related to share-based compensation arrangements of $8 million, $1 million and $3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2020	2019
Commitments to extend credit	$74,160	$72,743
Letters of credit	2,239	2,190
Risk participation agreements	98	37
Loans sold with recourse	54	37
Marketing rights	29	33
Total	$76,580	$75,040

Citizens Financial Group, Inc. | 142

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
The Company’s commercial loan trading desk provides ongoing secondary market support and liquidity to its clients. Unsettled loan trades (i.e., loan purchase contracts) represent firm commitments to purchase loans from a third party at an agreed-upon price. Principal amounts associated with unsettled commercial loan trades are off-balance sheet commitments until delivery of the loans has taken place. The principal balances of unsettled commercial loan trade purchases and sales were $170 million and $237 million, respectively, at December 31, 2020 and $183 million and $236 million, respectively, at December 31, 2019.
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
Other Commitments
Citizens has additional off-balance sheet arrangements that are summarized below:
•Marketing Rights - During 2003, Citizens entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania.
•Loans sold with recourse - Citizens is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to GSEs. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. The Company also sells the government guaranteed portion of certain SBA loans to outside investors, for which it retains the servicing rights.
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over 77 counterparties. RPAs generally have terms ranging from one year to five years; however, certain outstanding agreements have terms as long as nine years.
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

Citizens Financial Group, Inc. | 143

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The election of the fair value option for financial assets and financial liabilities is optional and irrevocable. Applying fair value accounting to residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and industrial, and commercial real estate LHFS are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Applying fair value accounting to this portfolio is appropriate because the Company holds these loans with the intent to sell within the near-term periods.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2020			December 31, 2019
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$3,416	$3,260	$156	$1,778	$1,727	$51
Commercial and industrial, and commercial real estate loans held for sale, at fair value	148	153	(5)	168	175	(7)
Residential Mortgage Loans Held for Sale
The fair value of residential mortgage LHFS is derived from observable mortgage security prices and includes adjustments for loan servicing value, agency guarantee fees, and other loan level attributes which are mostly observable in the marketplace. Credit risk does not significantly impact the valuation since these loans are sold shortly after origination. Therefore, the Company classifies residential mortgage LHFS in Level 2 of the fair value hierarchy.
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

Citizens Financial Group, Inc. | 144

Commercial and Industrial, and Commercial Real Estate Loans Held for Sale
The fair value of commercial and industrial, and commercial real estate LHFS is estimated using observable prices of similar loans that transact in the marketplace. In addition, Citizens uses external pricing services that provide estimates of fair values based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques. Therefore, the Company classifies the commercial and industrial, and commercial real estate loans managed by the commercial secondary loan desk in Level 2 of the fair value hierarchy given the observable market inputs.
There were no loans in this portfolio that were 90 days or more past due or nonaccruing as of December 31, 2020. The loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in capital markets fees on the Consolidated Statements of Operations. Since all loans in the Company’s commercial trading portfolio consist of floating rate obligations, all changes in fair value are due to changes in credit risk. Such credit-related fair value changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower. Unsettled trades within the commercial trading portfolio are not recognized on the Consolidated Balance Sheets and represent off-balance sheet commitments. Refer to Note 18 for further information.
Interest income on commercial and industrial, and commercial real estate loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income.
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
A portion of the Company’s assets and liabilities are carried at fair value, including securities available for sale, derivative instruments and other investment securities. In addition, the Company elects to account for its loans associated with its mortgage banking business and secondary loan trading desk at fair value. Citizens classifies its assets and liabilities that are carried at fair value in accordance with the three-level valuation hierarchy:
•Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by market data for substantially the full term of the asset or liability.
•Level 3. Unobservable inputs that are supported by little or no market information and that are significant to the fair value measurement.
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

Citizens Financial Group, Inc. | 145

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
The fair value of securities backed by education loans is estimated using observable inputs, including prices of similar securities that transact in the marketplace and current market assumptions related to yield, as well as unobservable inputs, including expected conditional default rates and prepayment speed estimates. Therefore, the Company classifies these asset-backed securities in Level 3 of the fair value hierarchy given the use of unobservable inputs.
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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value is calculated using a discounted cash flow model which used assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 7 for more information.
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

Citizens Financial Group, Inc. | 146

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
The fair value of TBA contracts is estimated using observable prices of similar loan pools that transact in the marketplace, as well as sector curves and benchmarking techniques. Therefore, the Company classifies TBA contracts in Level 2 of the fair value hierarchy given the observable market inputs.
Other contracts primarily consist of interest rate lock commitments and forward sales commitments of residential MBS used to economically hedge existing mortgage commitments that are pending closure. Forward sales commitments are valued based on the value of similarly situated pools of mortgages trading in the market, adjusted for the unique characteristics of the pool. Since these inputs are observable in the market, these derivatives are classified as Level 2 in the fair value hierarchy. Interest rate lock commitments are valued utilizing internally generated loan closing rate assumptions, which are a significant unobservable input, and therefore are classified as Level 3 in the fair value hierarchy.
Equity Securities, at fair value
The fair value of money market mutual fund investments is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,928	$—	$22,928	$—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	22,942	11	22,931	—
Loans held for sale, at fair value:
Residential loans held for sale	3,416	—	3,416	—
Commercial loans held for sale	148	—	148	—
Total loans held for sale, at fair value	3,564	—	3,564	—
Mortgage servicing rights	658	—	—	658
Derivative assets:
Interest rate contracts	1,566	—	1,566	—
Foreign exchange contracts	320	—	320	—
TBA contracts	8	—	8	—
Other contracts	259	—	62	197
Total derivative assets	2,153	—	1,956	197
Equity securities, at fair value	66	66	—	—
Total assets	$29,383	$77	$28,451	$855
Derivative liabilities:
Interest rate contracts	$217	$—	$217	$—
Foreign exchange contracts	291	—	291	—
TBA contracts	65	—	65	—
Other contracts	61	—	61	—
Total derivative liabilities	634	—	634	—
Total liabilities	$634	$—	$634	$—

Citizens Financial Group, Inc. | 147

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2019:

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
The following table presents a rollforward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3 for the year ended December 31, 2020.

	For the Year Ended December 31,
	2020			2019
(in millions)	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$642	$—	$19	$600	$—
Transfers upon election of fair value method (1)	190	—	—	—	—
Beginning balance, adjusted	832	—	19	600	—
Purchases	—	813	—	—	—
Issuances	324	—	900	270	144
Settlements (2)	(196)	—	(1,133)	(119)	(161)
Changes in fair value during the period recognized in earnings (3)	(302)	—	411	(109)	17
Transfers from Level 2 to Level 3 (4)	—	—	—	—	18
Transfer from AFS to HTM (5)	—	(813)	—	—	—
Ending balance	$658	$—	$197	$642	$19
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
(5) In October 2020, Citizens concluded that it has the ability and intent to hold these assets to maturity and transferred them to HTM. Refer to Note 10 for additional information.

Citizens Financial Group, Inc. | 148

The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of December 31, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	11.59-36.34% CPR (17.3% CPR)
		Option adjusted spread	350 -1,194 bps (595 bps)
Other derivative contracts	Internal Model	Pull through rate	8.80-100.00% (82.07%)
		MSR value	(35.45)-125.55 bps (80.29 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. An example of a nonrecurring use of fair value includes loan impairments for certain loans and leases.
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
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2020	2019	2018
Collateral-dependent loans	($82)	($34)	($13)

The following table presents assets measured at fair value on a nonrecurring basis:

	December 31, 2020				December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$758	$—	$758	$—	$312	$—	$312	$—

Disclosures about Fair Value of Financial Instruments

The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,235	$3,357	$—	$—	$2,342	$2,464	$893	$893
Other loans held for sale	439	439	—	—	—	—	439	439
Loans and leases	123,090	123,678	—	—	758	758	122,332	122,920
Other assets	604	604	—	—	596	596	8	8
Financial liabilities:
Deposits	147,164	147,223	—	—	147,164	147,223	—	—
Short-term borrowed funds	243	243	—	—	243	243	—	—
Long-term borrowed funds	8,346	8,850	—	—	8,346	8,850	—	—

Citizens Financial Group, Inc. | 149

	December 31, 2019
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,202	$3,242	$—	$—	$3,202	$3,242	$—	$—
Other loans held for sale	1,384	1,384	—	—	—	—	1,384	1,384
Loans and leases	119,088	119,792	—	—	312	312	118,776	119,480
Other assets	807	807	—	—	807	807	—	—
Financial liabilities:
Deposits	125,313	125,340	—	—	125,313	125,340	—	—
Short-term borrowed funds	274	274	—	—	274	274	—	—
Long-term borrowed funds	14,047	14,228	—	—	14,047	14,228	—	—

NOTE 20 - NONINTEREST INCOME
The following table presents noninterest income, segregated between revenue from contracts with customers and revenue from other sources:

	Year Ended December 31,
(in millions)	2020	2019
Revenue from contracts with customers	$1,080	$1,172
Revenue from other sources	1,239	705
Noninterest income	$2,319	$1,877

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
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$301	$100	$401	$400	$103	$503
Card fees	185	31	216	215	39	254
Capital markets fees	—	249	249	—	202	202
Trust and investment services fees	203	—	203	202	—	202
Other banking fees	1	10	11	1	10	11
Total revenue from contracts with customers	$690	$390	$1,080	$818	$354	$1,172
(1) There is no revenue from contracts with customers included in Other non-segment operations.

Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2020. Citizens has elected the practical expedient to exclude disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed.

Citizens Financial Group, Inc. | 150

A description of the above components of revenue from contracts with customers is presented below:
Service Charges and Fees
Service charges and fees include fees earned from deposit products in lieu of compensating balances, service charges for transactions performed upon depositors’ request, as well as fees earned from performing cash management activities. Service charges on deposit products are recognized over the period in which the related service is provided, typically monthly. Service fees are recognized at a point in time upon completion of the requested service transaction. Fees on cash management products and servicing fees on loans sold without recognition of a servicing right are recognized over time (typically monthly) as services are provided.
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
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2020 and 2019, the Company recognized trailing commissions of $14 million and $15 million, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
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

Citizens Financial Group, Inc. | 151

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

	Year Ended December 31,
(in millions)	2020	2019	2018
Bank-owned life insurance	$57	$55	$56
NOTE 21 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2020	2019	2018
Promotional expense	$100	$112	$129
Deposit insurance	66	62	104
Other	253	302	262
Other operating expense	$419	$476	$495
NOTE 22 - INCOME TAXES
Citizens uses an asset and liability (balance sheet) approach for financial accounting and reporting of income taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in gross deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent changes in taxes expected to be paid in the future due to reversals of temporary differences between the bases of the assets and liabilities as measured under tax laws, and their bases reported in the Consolidated Financial Statements as measured under GAAP.
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
The following table presents total income tax expense:

	Year Ended December 31,
(in millions)	2020	2019	2018
Income tax expense	$241	$460	$462
Tax effect of changes in OCI	112	225	(96)
Total comprehensive income tax expense	$353	$685	$366

Citizens Financial Group, Inc. | 152

The following table presents the components of income tax expense:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2020
U.S. federal	$377	($181)	$196
State and local	102	(57)	45
Total	$479	($238)	$241
Year Ended December 31, 2019
U.S. federal	$323	$64	$387
State and local	73	—	73
Total	$396	$64	$460
Year Ended December 31, 2018
U.S. federal	$271	$90	$361
State and local	94	7	101
Total	$365	$97	$462
The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2020		2019		2018
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$273	21.0%	$473	21.0%	$459	21.0%
Increase (decrease) resulting from:
Federal rate change	—	—	—	—	(34)	(1.6)
State and local income taxes (net of federal benefit)	54	4.2	73	3.2	89	4.1
Bank-owned life insurance	(12)	(0.9)	(12)	(0.5)	(12)	(0.5)
Tax-exempt interest	(10)	(0.7)	(15)	(0.7)	(15)	(0.7)
Tax advantaged investments (including related credits)	(68)	(5.3)	(50)	(2.3)	(44)	(2.0)
Other tax credits	(6)	(0.5)	(10)	(0.4)	(8)	(0.4)
Adjustments for uncertain tax positions	(1)	(0.1)	—	—	1	0.1
Non-deductible FDIC premiums	14	1.1	13	0.6	21	1.0
Legacy tax matters	(4)	(0.3)	(19)	(0.8)	—	—
Other	1	—	7	0.3	5	0.2
Total income tax expense and tax rate	$241	18.5%	$460	20.4%	$462	21.2%

Citizens Financial Group, Inc. | 153

The following table presents the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Other comprehensive income	$29	$141
Allowance for credit losses	622	315
State net operating loss carryforwards	71	62
Accrued expenses not currently deductible	77	24
Investment and other tax credit carryforwards	99	89
Fair value adjustments	—	—
Total deferred tax assets	898	631
Valuation allowance	(98)	(79)
Deferred tax assets, net of valuation allowance	800	552
Deferred tax liabilities:
Leasing transactions	459	513
Amortization of intangibles	376	370
Depreciation	262	186
Pension and other employee compensation plans	107	124
Partnerships	76	71
Deferred Income	62	79
MSRs	87	75
Total deferred tax liabilities	1,429	1,418
Net deferred tax liability	$629	$866
Deferred tax assets are recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2020, the Company had state tax net operating loss carryforwards of $1.2 billion. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2020, the Company had a valuation allowance of $98 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax assets related to these items. The valuation allowance increased $19 million during the year ended December 31, 2020.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2020, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
Citizens files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2017.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(in millions)	2020	2019	2018
Balance at the beginning of the year	$5	$8	$5
Gross increase for tax positions related to current year	—	—	3
Gross decrease for tax positions related to prior years	—	(2)	—
Decrease for tax positions as a result of the lapse of the statutes of limitations	(1)	(1)	—
Balance at end of year	$4	$5	$8

Citizens Financial Group, Inc. | 154

Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Included in the total amount of unrecognized tax benefits at December 31, 2020, are potential benefits of $4 million that, if recognized, would impact the effective tax rate.
Citizens classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company released $1 million of accrued interest through income tax expense during the year ended December 31, 2020. There was no interest accrued through income tax expense during the years ended December 31, 2019 and 2018. Citizens had approximately $0 million, $1 million, and $2 million accrued for the payment of interest at December 31, 2020, 2019, and 2018, respectively. There were no amounts accrued for penalties as of December 31, 2020, 2019, and 2018, and there were no penalties recognized during the years ended December 31, 2020, 2019, and 2018.
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

	Year Ended December 31,
(in millions, except share and per-share data)	2020	2019	2018
Numerator (basic and diluted):
Net income	$1,057	$1,791	$1,721
Less: Preferred stock dividends	107	73	29
Net income available to common stockholders	$950	$1,718	$1,692
Denominator:
Weighted-average common shares outstanding - basic	427,062,537	449,731,453	478,822,072
Dilutive common shares: share-based awards	1,095,243	1,482,248	1,608,669
Weighted-average common shares outstanding - diluted	428,157,780	451,213,701	480,430,741
Earnings per common share:
Basic	$2.22	$3.82	$3.54
Diluted(1)	2.22	3.81	3.52
(1)  Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,338,130 and 783 for the years ended December 31, 2020 and 2019. There were no antidilutive shares to exclude from the calculation for the year ended December 31, 2018.

NOTE 24 - REGULATORY MATTERS
As a bank holding company, Citizens is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC.
Under the U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0% . The Company is imposed a SCB of 3.4% on top of each of the three minimum risk-weighted capital ratios listed above and the Company’s SCB is re-calibrated with each biennial supervisory stress test and updated annually to reflect the Company’s planned common stock dividends. CBNA is imposed a static CCB of 2.5% on top of each of the three minimum risk-weighted capital ratios listed above. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the Company’s capital and capital ratios under U.S. Basel III Standardized rules. The Company has declared itself as an “AOCI opt-out” institution, which means the Company is not required to recognize in regulatory capital the impacts of net unrealized gains and losses included within AOCI

Citizens Financial Group, Inc. | 155

for debt securities that are available for sale or held to maturity, accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets. The Company has also elected to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay.

	Actual		Minimum Capital Adequacy
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2020
CET1 capital	$14,607	10.0	$11,596	7.9%
Tier 1 capital	16,572	11.3	13,797	9.4
Total capital	19,602	13.4	16,733	11.4
Tier 1 leverage	16,572	9.4	7,015	4.0
As of December 31, 2019
CET1 capital	$14,304	10.0%	$10,004	7.0%
Tier 1 capital	15,874	11.1	12,148	8.5
Total capital	18,542	13.0	15,006	10.5
Tier 1 leverage	15,874	10.0	6,351	4.0
(1) “Minimum Capital ratio” includes stress capital buffer of 3.4% for 2020 and capital conservation buffer of 2.5% for 2019; N/A to Tier 1 leverage.
Under the FRB’s Capital Plan Rule, the Company may only make capital distributions, including payment of dividends and share repurchases, in accordance with a capital plan that has been reviewed by the FRB with no objection or as otherwise authorized by the FRB. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 16 for more information regarding the Company’s preferred stock issuances, common stock repurchases, and dividends.
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

Citizens Financial Group, Inc. | 156

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

Citizens Financial Group, Inc. | 157

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

	As of and for the Year Ended December 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,311	$1,643	($368)	$4,586
Noninterest income	1,655	595	69	2,319
Total revenue	4,966	2,238	(299)	6,905
Noninterest expense	2,964	860	167	3,991
Profit before provision for credit losses	2,002	1,378	(466)	2,914
Provision for credit losses	288	398	930	1,616
Income (loss) before income tax expense (benefit)	1,714	980	(1,396)	1,298
Income tax expense (benefit)	429	206	(394)	241
Net income	$1,285	$774	($1,002)	$1,057
Total average assets	$72,022	$60,839	$43,581	$176,442

	As of and for the Year Ended December 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,182	$1,466	($34)	$4,614
Noninterest income	1,156	607	114	1,877
Total revenue	4,338	2,073	80	6,491
Noninterest expense	2,851	858	138	3,847
Profit before provision for credit losses	1,487	1,215	(58)	2,644
Provision for credit losses	325	97	(29)	393
Income (loss) before income tax expense (benefit)	1,162	1,118	(29)	2,251
Income tax expense (benefit)	287	248	(75)	460
Net income	$875	$870	$46	$1,791
Total average assets	$66,240	$55,947	$39,989	$162,176

	As of and for the Year Ended December 31, 2018
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,064	$1,497	($29)	$4,532
Noninterest income	973	545	78	1,596
Total revenue	4,037	2,042	49	6,128
Noninterest expense	2,723	813	83	3,619
Profit before provision for credit losses	1,314	1,229	(34)	2,509
Provision for credit losses	289	26	11	326
Income (loss) before income tax expense (benefit)	1,025	1,203	(45)	2,183
Income tax expense (benefit)	258	276	(72)	462
Net income	$767	$927	$27	$1,721
Total average assets	$62,444	$52,362	$39,747	$154,553

Citizens Financial Group, Inc. | 158

NOTE 26 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2020	2019	2018
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$900	$1,130	$1,650
Interest	42	48	46
Management and service fees	54	42	22
Income from nonbank subsidiaries and excluding equity in undistributed earnings:
Dividends from nonbank subsidiaries	40	8	5
Interest	4	4	2
All other operating income	1	1	1
Total operating income	1,041	1,233	1,726
OPERATING EXPENSE:
Salaries and employee benefits	27	35	25
Interest expense	120	87	89
All other expenses	30	27	23
Total operating expense	177	149	137
Income before taxes and undistributed income	864	1,084	1,589
Income taxes	(16)	(10)	(13)
Income before undistributed earnings of subsidiaries	880	1,094	1,602
Equity in undistributed earnings of subsidiaries:
Bank	170	682	109
Nonbank	7	15	10
Net income	$1,057	$1,791	$1,721
Other comprehensive income (loss), net of income taxes:
Net pension plan activity arising during the period	($3)	($5)	$5
Net unrealized derivative instrument gains arising during the period	2	2	2
Other comprehensive (loss) income activity of the Parent Company, net of income taxes	(1)	(3)	7
Other comprehensive income (loss) activity of Bank subsidiaries, net of income taxes	352	683	(283)
Total other comprehensive income (loss), net of income taxes	351	680	(276)
Total comprehensive income	$1,408	$2,471	$1,445
In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations, see Note 24 for more information. Additionally, see Note 16 for more information regarding the Company’s common and preferred stock dividends.

Citizens Financial Group, Inc. | 159

Condensed Balance Sheets

(in millions)	December 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$2,680	$1,418
Loans and advances to:
Bank subsidiary	1,148	1,146
Nonbank subsidiaries	105	120
Investments in subsidiaries:
Bank subsidiary	22,164	21,973
Nonbank subsidiaries	106	99
Other assets	152	127
TOTAL ASSETS	$26,355	$24,883
LIABILITIES:
Long-term borrowed funds due to unaffiliated companies	$3,441	$2,485
Other liabilities	241	197
TOTAL LIABILITIES	3,682	2,682
TOTAL STOCKHOLDERS’ EQUITY	22,673	22,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,355	$24,883
Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,057	$1,791	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17	(8)	17
Equity in undistributed earnings of subsidiaries	(177)	(697)	(120)
Increase in other liabilities	43	50	11
(Increase) decrease in other assets	(41)	7	(7)
Other operating, net	48	58	40
Net cash provided by operating activities	947	1,201	1,662
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(190)	(105)	—
Repayment of investments in and advances to subsidiaries	205	55	—
Other investing, net	(1)	(1)	(1)
Net cash provided (used) by investing activities	14	(51)	(1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	1,053	500	—
Repayments of long-term borrowed funds	(12)	—	(333)
Treasury stock purchased	(270)	(1,220)	(1,025)
Net proceeds from issuance of preferred stock	395	730	593
Dividends declared and paid to common stockholders	(672)	(617)	(471)
Dividends declared and paid to preferred stockholders	(98)	(65)	(14)
Other financing, net	(95)	(21)	(13)
Net cash provided (used) by financing activities	301	(693)	(1,263)
Increase in cash and due from banks	1,262	457	398
Cash and due from banks at beginning of year	1,418	961	563
Cash and due from banks at end of year	$2,680	$1,418	$961

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Citizens Financial Group, Inc. | 160

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
Changes in internal control over financial reporting: During the first quarter of 2020, the Company implemented controls related to the adoption of Current Expected Credit Losses (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) and the related financial statement reporting. Changes to the control environment specific to the Allowance for Credit Loss process include the enhancement of data validation procedures, tailoring of governance routines and verification of information provided for disclosures. There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting, the Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8.
ITEM 9B. OTHER INFORMATION
None.
PART III

We refer in Part III of this Report to relevant sections of our 2021 Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2020 fiscal year. Portions of our 2021 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Election of Directors” — “Nominees” and “Board Governance and Oversight — “Corporate Governance Guidelines, Committee Charters and Code of Business Conduct and Ethics” of our 2021 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation and Human Resources Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Role of Risk Management in Compensation,” and “CEO Pay Ratio” of our 2021 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 161

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement and is incorporated herein by reference.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below. Additional information regarding these plans is included in Note 17 in Item 8.
Equity Compensation Plan Information
At December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available (excluding securities reflected in first column) (#)(3)
Equity compensation plans approved by security holders	3,496,231	—	51,261,793
Equity compensation plans not approved by security holders	—	—	—
Total	3,496,231	—	51,261,793
(1) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(2) We had no outstanding options.
(3) Represents the number of shares remaining available for future issuance under the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (44,857,264 shares), the Citizens Financial Group, Inc. 2014 Employee Stock Repurchase Plan (5,024,904 shares), and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (1,379,625 shares).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2021 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2021 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc., included in this Report:

•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
•Consolidated Balance Sheets as of December 31, 2020 and 2019;
•Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018; and
•Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Item 8, or are either inapplicable or not required.

Citizens Financial Group, Inc. | 162

(a)(3) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant dated April 23, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 24, 2020)

3.2 Certificate of Designations of the Registrant with respect to the Series F Preferred Stock, dated June 1, 2020, filed with the Secretary of State of the State of Delaware and effective June 1, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 4, 2020)

3.3 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed April 6, 2015)

4.4 Form of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

4.5 Form of Deposit Agreement, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed October 25, 2019)

4.6 Form of Depositary Receipt (incorporated herein by reference as Exhibit A to Exhibit 4.2 of the Current Report on Form 8-K, filed January 29, 2019)

4.7 Description of the Securities Registered Pursuant to Section 12 of the Securities Act of 1934*

4.8 Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.3 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 20, 2019 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 6, 2019)†

10.4 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2017 Award (incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2018 Award (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 22, 2018)†

Citizens Financial Group, Inc. | 163

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement for 2019 and 2020 Awards (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement†*
10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.9 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2017 Awards (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.10 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Amendment to Form of Performance Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.11 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Award Agreement for 2018 Awards (incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.12 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement for 2019 and 2020 Awards (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.13 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement†*

10.14 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.15 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.16 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, Amended and Effective as of April 26, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 9, 2018)†

10.17 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.18 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.19 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.20 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

Citizens Financial Group, Inc. | 164

10.21 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.22 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.23 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.24 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.25 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019 (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.26 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.27 Third Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 4, 2020†*

10.28 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.29 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2016 Awards (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.30 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2017 and 2018 Awards (incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K, filed February 22, 2018)†

10.31 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement for 2019 and 2020 Awards (incorporated herein by reference to Exhibit 10.32 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.32 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement†*

10.33 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.34 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.35 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.36 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

Citizens Financial Group, Inc. | 165

10.37 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.38 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.39 Executive Employment Agreement, dated August 25, 2011, between the Registrant and Susan LaMonica and subsequent addendums dated July 15, 2014 and August 11, 2017†*

10.40 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

21.1 Subsidiaries of Registrant*

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104     Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 166

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2021.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 167

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Stephen T. Gannon, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2020 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 23, 2021
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chairman and Chief Financial Officer	February 23, 2021
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 23, 2021
(Principal Accounting Officer)

/s/ Lee Alexander
Lee Alexander	Director	February 23, 2021

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 23, 2021

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 23, 2021

/s/ Howard W. Hanna, III
Howard W. Hanna, III	Director	February 23, 2021

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 23, 2021

/s/ Edward J. Kelly III
Edward J. Kelly III	Director	February 23, 2021

/s/ Charles J. Koch
Charles J. Koch	Director	February 23, 2021

/s/ Robert G. Leary
Robert G. Leary	Director	February 23, 2021

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 23, 2021

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 23, 2021

Christopher J. Swift	Director

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 23, 2021

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 23, 2021

Citizens Financial Group, Inc. | 168