Form 10-Q
period 2021-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2021-05-05
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 425,930,159 shares of Registrant’s common stock ($0.01 par value) outstanding on April 23, 2021.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rate Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
Elevated cash	Cash above targeted operating levels
EPS	Earnings Per Share
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
Citizens Financial Group, Inc. | 3

Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NPLs	Nonaccrual loans and leases
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
VaR	Value at Risk
VIE	Variable Interest Entities
Citizens Financial Group, Inc. | 4

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 5

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” “guidance” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic and associated lockdowns on our business, operations,
Citizens Financial Group, Inc. | 6

financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. In addition, statements about our net charge-off guidance constitute forward-looking statements and are subject to the risk that the actual charge-offs may differ, possibly materially, from what is reflected in those statements due to, among other potential factors, the impact of the COVID-19 pandemic and the effectiveness of stimulus and forbearance programs in response, changes in economic conditions, and idiosyncratic events affecting our commercial loans.

More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $187.2 billion in assets as of March 31, 2021. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 2,900 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2020 Form 10-K.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying”, “excluding elevated cash”, “excluding PPP loans”, as well as other results excluding the impact of certain items. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results or results excluding the impact of certain items in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and accordingly, are useful to consider in addition to our GAAP financial results.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying or identified as excluding the impact of certain items and where there is a reference to these metrics in that paragraph, all measures that follow that reference are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Quarter to Date and Period End Key Highlights
Net income of $611 million increased $577 million from the first quarter of 2020, with earnings per diluted common share of $1.37, up $1.34 from $0.03 per diluted common share in the first quarter of 2020. ROTCE of 17.2% increased from 0.4% in the first quarter of 2020. Improved results primarily reflect the impact of the COVID-19 pandemic and associated lockdowns in the first quarter of 2020, resulting in a significant ACL reserve build in the first quarter of 2020.
In the first quarter of 2021, results reflected $15 million of expenses, net of tax benefit, or $0.04 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives. In the first quarter of 2020, there were $25 million of expenses, net of tax benefit, or $0.06 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives.

Table 1: Notable Items
	Three Months Ended March 31,
	2021			2020
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$1,018	$170	$611	$1,012	$11	$34
Less notable items:
Total integration costs	—	—	—	4	(1)	(3)
Other notable items (1)	20	(5)	(15)	29	(7)	(22)
Total notable items	20	(5)	(15)	33	(8)	(25)
Underlying results* (non-GAAP)	$998	$175	$626	$979	$19	$59
(1) For the three months ended March 31, 2021 and 2020, Other notable items include noninterest expense of $20 million and $29 million, respectively, related to our TOP 6 transformational and revenue and efficiency initiatives.
•Net income available to common stockholders of $588 million increased $576 million, compared to $12 million in the first quarter of 2020.
◦On an Underlying basis, which excludes notable items, first quarter 2021 net income available to common stockholders of $603 million compared with $37 million in the first quarter of 2020.
◦On an Underlying basis, EPS of $1.41 per share compared to $0.09 in the first quarter of 2020.
•Total revenue of $1.7 billion was stable with the first quarter of 2020, driven by a 9% increase in noninterest income, partially offset by a 4% decrease in net interest income.
◦Net interest income of $1.1 billion decreased 4%, reflecting 9% growth in average interest-earning assets, including the addition of PPP loans, which was more than offset by lower net interest margin.
◦Net interest margin of 2.75% decreased 34 basis points from 3.09% in the first quarter of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing.
–Net interest margin on a FTE basis of 2.76% decreased by 34 basis points, compared to 3.10% in the first quarter of 2020.
–Average loans and leases of $122.8 billion increased $1.8 billion, or 1%, from $121.1 billion in the first quarter of 2020, reflecting a $1.4 billion increase in commercial driven by PPP loans, partially offset by line of credit repayments and net payoffs, as well as a $425 million increase in retail driven by growth in education and residential mortgage, partially offset by decreases in home equity and other retail given run off of personal unsecured installment loans.
–Period-end loans declined $895 million, or 1%, from the fourth quarter of 2020, reflecting a 1% decline in both commercial and retail.
Citizens Financial Group, Inc. | 8

–Average deposits of $146.6 billion increased $20.0 billion, or 16%, from $126.6 billion in the first quarter of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
–Period-end deposit growth of $4.2 billion, or 3%, from the fourth quarter of 2020, reflecting growth in money market accounts, demand deposits, and savings given strong deposit flows from consumer-oriented government stimulus, partially offset by a decline in term deposits and checking with interest.
◦Noninterest income of $542 million increased $45 million, or 9%, from the first quarter of 2020, driven by growth in mortgage banking fees, strong capital markets fees and record trust and investment services fees, partially offset by a decrease in service charges and fees, reflecting COVID-19 impacts on overdraft fees.
•Noninterest expense of $1.0 billion was stable compared to the first quarter of 2020.
◦On an Underlying basis, noninterest expense increased 2% from the first quarter of 2020, reflecting increases in outside services largely tied to growth initiatives, equipment and software driven by increased technology spend, and salaries and employee benefits as a result of higher revenue-based compensation, partially offset by a decrease in other operating expense driven by lower travel and advertising costs.
•The efficiency ratio of 61.4% compared to 61.1% for the first quarter of 2020, and ROTCE of 17.2% compared to 0.4%.
◦On an Underlying basis, the efficiency ratio of 60.2% compared to 59.1% for the first quarter of 2020, and ROTCE of 17.6% compared to 1.1%.
•Negative provision for credit losses of $140 million compares with a $600 million provision for the first quarter of 2020, reflecting strong credit performance across the consumer and commercial loan portfolios and improvement in the macroeconomic outlook.
•Tangible book value per common share of $32.79 increased 3% from the first quarter of 2020. Fully diluted average common shares outstanding decreased 1.5 million shares over the same period.
Citizens Financial Group, Inc. | 9

SELECTED CONSOLIDATED FINANCIAL DATA
The summary of the Consolidated Operating Data for the three months ended March 31, 2021 and 2020 and the summary Consolidated Balance Sheet data as of March 31, 2021 and December 31, 2020 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

Table 2: Summary of Consolidated Operating Data
	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
OPERATING DATA:
Net interest income	$1,117	$1,160
Noninterest income	542	497
Total revenue	1,659	1,657
Provision for credit losses	(140)	600
Noninterest expense	1,018	1,012
Income before income tax expense	781	45
Income tax expense	170	11
Net income	$611	$34
Net income available to common stockholders	$588	$12
Net income per common share - basic	$1.38	$0.03
Net income per common share - diluted	$1.37	$0.03
OTHER OPERATING DATA:
Return on average common equity	11.57%	0.24%
Return on average tangible common equity	17.17	0.36
Return on average total assets	1.36	0.08
Return on average total tangible assets	1.41	0.09
Efficiency ratio	61.35	61.10
Operating leverage(1)	(0.41)	(3.71)
Net interest margin, FTE(2)	2.76	3.10
Effective income tax rate	21.76	24.13
(1) “Operating leverage” represents the period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense.
(2) Net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%.
Citizens Financial Group, Inc. | 10

Table 3: Summary of Consolidated Balance Sheet data
(dollars in millions)	March 31, 2021	December 31, 2020
BALANCE SHEET DATA:
Total assets	$187,217	$183,349
Loans held for sale, at fair value	4,304	3,564
Other loans held for sale	75	439
Loans and leases	122,195	123,090
Allowance for loan and lease losses	(2,194)	(2,443)
Total securities	28,138	26,847
Goodwill	7,050	7,050
Total liabilities	164,564	160,676
Total deposits	151,349	147,164
Short-term borrowed funds	70	243
Long-term borrowed funds	8,316	8,346
Total stockholders’ equity	22,653	22,673
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases	1.80%	1.98%
Allowance for credit losses to loans and leases	1.94	2.17
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(1)	2.03	2.24
Allowance for loan and lease losses to nonaccruing loans and leases	218	240
Allowance for credit losses to nonaccruing loans and leases	235	262
Nonaccruing loans and leases to loans and leases	0.82	0.83
Capital Ratios:
CET1 capital ratio	10.1%	10.0%
Tier 1 capital ratio	11.4	11.3
Total capital ratio	13.4	13.4
Tier 1 leverage ratio	9.5	9.4
(1) For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 11

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” and “—Risk Governance” as described in our 2020 Form 10-K.
The following table presents a five quarter trend of our Net interest margin, FTE and Net interest income:

First quarter 2021 versus fourth quarter 2020: Net interest income of $1.1 billion was down 1% given the impact of lower day count, with broadly stable net interest margin and loans. Net interest margin on a FTE basis of 2.76% was up 1 basis point, reflecting improving funding mix and deposit pricing and a steepening yield curve, largely offset by lower earning-asset yields. Interest-bearing deposits costs of 0.20% decreased 7 basis points.
Citizens Financial Group, Inc. | 12

Table 4: Major Components of Net Interest Income
	Three Months Ended March 31,
	2021			2020			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$10,861	$3	0.11%	$1,859	$5	1.12%	$9,002	(101) bps
Taxable investment securities	27,031	128	1.89	25,339	147	2.32	1,692	(43)
Non-taxable investment securities	3	—	2.60	4	—	2.60	(1)	—
Total investment securities	27,034	128	1.89	25,343	147	2.32	1,691	(43)
Commercial and industrial	44,287	347	3.12	43,152	417	3.82	1,135	(70)
Commercial real estate	14,675	94	2.57	13,876	139	3.96	799	(139)
Leases	1,915	13	2.69	2,482	18	2.83	(567)	(14)
Total commercial loans and leases	60,877	454	2.98	59,510	574	3.81	1,367	(83)
Residential mortgages	19,388	148	3.05	18,866	164	3.47	522	(42)
Home equity	12,001	95	3.20	13,042	152	4.69	(1,041)	(149)
Automobile	12,229	125	4.14	12,173	131	4.34	56	(20)
Education	12,436	134	4.38	10,610	149	5.64	1,826	(126)
Other retail	5,916	105	7.25	6,854	132	7.77	(938)	(52)
Total retail loans	61,970	607	3.96	61,545	728	4.75	425	(79)
Total loans and leases	122,847	1,061	3.47	121,055	1,302	4.29	1,792	(82)
Loans held for sale, at fair value	3,254	18	2.27	1,890	15	3.28	1,364	(101)
Other loans held for sale	385	6	6.30	799	9	4.31	(414)	199
Interest-earning assets	164,381	1,216	2.97	150,946	1,478	3.91	13,435	(94)
Allowance for loan and lease losses	(2,439)			(1,708)			(731)
Goodwill	7,050			7,046			4
Other noninterest-earning assets	13,577			10,893			2,684
Total assets	$182,569			$167,177			$15,392
Liabilities and Stockholders’ Equity:
Checking with interest	$26,116	$6	0.09%	$24,612	$37	0.60%	$1,504	(51)
Money market accounts	49,536	22	0.18	39,839	93	0.94	9,697	(76)
Regular savings	18,611	5	0.11	14,201	18	0.51	4,410	(40)
Term deposits	8,572	17	0.83	18,616	79	1.70	(10,044)	(87)
Total interest-bearing deposits	102,835	50	0.20	97,268	227	0.94	5,567	(74)
Short-term borrowed funds	150	—	0.46	644	1	0.76	(494)	(30)
Long-term borrowed funds	8,336	49	2.35	14,057	90	2.56	(5,721)	(21)
Total borrowed funds	8,486	49	2.32	14,701	91	2.48	(6,215)	(16)
Total interest-bearing liabilities	111,321	99	0.36	111,969	318	1.14	(648)	(78)
Demand deposits	43,814			29,362			14,452
Other liabilities	4,858			4,053			805
Total liabilities	159,993			145,384			14,609
Stockholders’ equity	22,576			21,793			783
Total liabilities and stockholders’ equity	$182,569			$167,177			$15,392
Interest rate spread			2.62%			2.77%		(15)
Net interest income and net interest margin		$1,117	2.75%		$1,160	3.09%		(34)
Net interest income and net interest margin, FTE(1)		$1,120	2.76%		$1,164	3.10%		(34)
Memo: Total deposits (interest-bearing and demand)	$146,649	$50	0.14%	$126,630	$227	0.72%	$20,019	(58) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
First quarter 2021 versus first quarter 2020: Net interest income of $1.1 billion decreased 4% from first quarter 2020, with 9% growth in interest-earning assets, including the addition of PPP loans, which was more than offset by lower net interest margin.
Net interest margin on a FTE basis of 2.76% decreased 34 basis points compared to 3.10% in the first quarter of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields, and elevated cash balances (16 basis points) given strong deposit flows, partially offset by improved funding mix and deposit pricing. Average interest-earning asset yields of 2.97% decreased 94 basis points from 3.91% in the first quarter of 2020, while average interest-bearing liability costs of 0.36% decreased 78 basis points from 1.14% in the first quarter of 2020.
Citizens Financial Group, Inc. | 13

Average interest-earning assets of $164.4 billion increased $13.4 billion, or 9%, from the first quarter of 2020, as increased liquidity allowed for a $6.2 billion, or 42%, decrease in borrowed funds, and drove a $9.0 billion increase in cash held in interest-bearing deposits, and a $1.7 billion, or 7%, increase in investments. Results also reflected a $2.7 billion, or 2%, increase in average loans and leases and LHFS with a $1.4 billion increase in average commercial loans and leases driven by $4.8 billion of PPP loans, largely offset by line of credit repayments and net payoffs. Furthermore, average retail loans increased $425 million, driven by growth in education and residential mortgage, partially offset by decreases in home equity and other retail given run off of personal unsecured installment loans.
Average deposits of $146.6 billion increased $20.0 billion, or 16%, from the first quarter of 2020, reflecting growth in demand deposits, money market accounts, savings and checking with interest, partially offset by a decline in term deposits. Average total borrowed funds of $8.5 billion decreased $6.2 billion from the first quarter of 2020, as strong customer deposit inflows allowed for significantly lower levels of FHLB advances. Results also reflect the paydown of senior debt and short-term borrowings. Total borrowed funds costs of $49 million decreased $42 million from the first quarter of 2020. The total borrowed funds cost of 2.32% decreased 16 basis points from 2.48% in the first quarter of 2020.
Noninterest Income

The following table presents a five quarter trend of our noninterest income:
First quarter 2021 versus fourth quarter 2020: Noninterest income of $542 million was down 6%, reflecting lower mortgage banking fees, capital markets fees, foreign exchange and interest rate products and service charges and fees. These decreases were partially offset by improved trust and investment services fees and net securities gains.

Table 5: Noninterest Income
	Three Months Ended March 31,
(in millions)	2021	2020	Change	Percent
Mortgage banking fees	$165	$159	$6	4%
Service charges and fees	99	118	(19)	(16%)
Capital markets fees	81	43	38	88
Card fees	55	56	(1)	(2)
Trust and investment services fees	58	53	5	9
Letter of credit and loan fees	38	34	4	12
Foreign exchange and interest rate products	28	24	4	17
Securities gains, net	3	—	3	100
Other income (1)	15	10	5	50
Noninterest income	$542	$497	$45	9%
(1) Includes bank-owned life insurance income and other income for all periods presented.

First quarter 2021 versus first quarter 2020: Noninterest income increased $45 million, or 9%, from the first quarter of 2020. Results reflected strong capital markets fees, growth in mortgage banking fees, and
Citizens Financial Group, Inc. | 14

higher trust and investment services fees, offset by lower service charges and fees. Capital markets fees increased from the first quarter of 2020 driven by higher underwriting revenue and mergers and acquisitions advisory fees, as well as the impact of a mark-to-market loss on loan trading assets in the first quarter of 2020. Mortgage banking fees reflected higher production volumes and favorable MSR hedging results, partially offset by lower servicing income given higher amortization expense. Trust and investment services fees increased reflecting an increase in assets under management from strong net inflows and higher equity market levels. Service charges and fees decreased from the first quarter of 2020 as a result of COVID-19 impacts on overdraft fees.
Noninterest Expense
    The following table presents a five quarter trend of our noninterest expense:
First quarter 2021 versus fourth quarter 2020: Noninterest expense of $1.0 billion was broadly stable and included the impact of notable items. On an Underlying basis, noninterest expense of $998 million was up 3%, reflecting seasonally higher salaries and employee benefits. These increases were partially offset by lower other operating expense which reflected lower advertising costs.

Table 6: Noninterest Expense
	Three Months Ended March 31,
(in millions)	2021	2020	Change	Percent
Salaries and employee benefits	$548	$549	($1)	0%
Equipment and software	152	133	19	14
Outside services	139	135	4	3
Occupancy	88	84	4	5
Other operating expense	91	111	(20)	(18)
Noninterest expense	$1,018	$1,012	$6	1%
First quarter 2021 versus first quarter 2020: Noninterest expense increased $6 million, or 1%, from the first quarter of 2020, largely reflecting higher equipment and software driven by increased technology spend as well as higher outside services tied to growth initiatives. These results were partially offset by a decrease in other operating expense related mainly to lower travel and advertising costs. Underlying noninterest expense of $998 million increased $19 million, or 2%, as a result of the items stated above as well as higher salaries and employee benefits tied to higher revenue-based compensation.
Citizens Financial Group, Inc. | 15

Provision for Credit Losses
The following table presents a five quarter trend of our provision for credit losses, net charge-offs and net charge-off ratio:

The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccruing Loans and Leases” for more information.
First quarter 2021 versus fourth quarter 2020: In the first quarter of 2021, strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook resulted in a negative provision for credit losses of $140 million. This compared to a provision of $124 million in the fourth quarter of 2020.
First quarter 2021 versus first quarter 2020: As described above, the negative provision for credit losses was $140 million in the first quarter of 2021. This compared to provision for credit losses of $600 million in the first quarter of 2020, which reflected the adverse impacts from the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 16

Income Tax Expense
The following table presents a five quarter trend of our income tax expense and effective income tax rate:

(dollars in millions)
24.1%
17.7%
16.1%
20.2%
21.8%
$11
$54
$61
$115
$170
1Q20
2Q20
3Q20
4Q20
1Q21
Income tax expense
Effective tax rate

First quarter 2021 versus first quarter 2020: Income tax expense increased $159 million from the first quarter of 2020 due to increased taxable income. The effective income tax rate decreased to 21.8% from 24.1% in the first quarter of 2020. The first quarter 2020 rate was elevated due to the negative tax impact of stock-based compensation on lower pre-tax income.
Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, which, at the segment level, is equal to net charge-offs, and other expenses. Non-segment operations are classified as Other, which includes corporate functions, the Treasury function, the securities portfolio, wholesale funding activities, intangible assets not directly allocated to a business operating segment, community development, non-core assets and other unallocated assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2020 Form 10-K.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 in Item 1 for further information.
Citizens Financial Group, Inc. | 17

Table 7: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended March 31,		Three Months Ended March 31,
(dollars in millions)	2021	2020	2021	2020
Net interest income	$863	$793	$421	$365
Noninterest income	351	357	170	125
Total revenue	1,214	1,150	591	490
Noninterest expense	750	738	227	221
Profit before credit losses	464	412	364	269
Net charge-offs	59	97	101	43
Income before income tax expense	405	315	263	226
Income tax expense	103	79	52	47
Net income	$302	$236	$211	$179
Average Balances:
Total assets	$75,283	$68,415	$57,738	$59,005
Total loans and leases(1)(2)	70,188	65,343	54,813	56,555
Deposits	97,180	85,228	43,974	33,545
Interest-earning assets	71,135	65,393	55,175	57,016
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income of $863 million increased $70 million, or 9%, from the first quarter of 2020, driven by the benefit of loan and deposit growth, partially offset by lower deposit margins given lower rates. Average loans grew $4.8 billion led by education and residential mortgage, as well as the impact of the PPP loan program. Deposits grew $12 billion, or 14%, driven by government stimulus. Noninterest income decreased $6 million, or 2%, from the first quarter of 2020, driven by lower service charges and fees reflecting COVID-19 impacts on overdraft fees, partially offset by higher mortgage banking and trust and investment services fees which reflected an increase in assets under management from strong equity market levels and net inflows. Noninterest expense increased $12 million, or 2%, from the first quarter of 2020, reflecting higher salaries and employee benefits tied to higher revenue-based compensation, equipment and software, as a result of increased technology spend, and outside services, largely tied to growth initiatives, partially offset by lower other operating expense related to lower travel and advertising costs. Net charge-offs of $59 million decreased $38 million, or 39%, reflecting the impact of U.S. Government stimulus programs and forbearance.
Commercial Banking
Net interest income of $421 million increased $56 million, or 15%, from $365 million in the first quarter of 2020, primarily driven by higher loan and deposit volumes that were partially offset by improved funding mix and deposit pricing. Noninterest income of $170 million increased $45 million, or 36%, from $125 million in the first quarter of 2020, driven by strength in capital markets fees due to higher underwriting revenue and mergers and acquisition advisory fees, as well as the impact of a mark-to-market loss on loan trading assets in the first quarter of 2020. Noninterest expense of $227 million increased $6 million, or 3%, from $221 million in the first quarter of 2020, driven by higher salaries and employee benefits, and higher equipment and software due to increased technology spend. Net charge-offs of $101 million increased $58 million from the first quarter of 2020, driven by finance and insurance, including one large charge-off related to a financial sponsor, and commercial real estate as a result of COVID-19 impacts.

Citizens Financial Group, Inc. | 18

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 8: Amortized Cost and Fair Value of AFS and HTM Securities
	March 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$11	$11
State and political subdivisions	3	3	3	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	23,966	24,113	21,954	22,506
Other/non-agency	324	340	396	422
Total mortgage-backed securities, at fair value	24,290	24,453	22,350	22,928
Total debt securities available for sale, at fair value	$24,304	$24,467	$22,364	$22,942
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$2,139	$2,223	$2,342	$2,464
Total mortgage-backed securities, at cost	2,139	2,223	2,342	2,464
Asset-backed securities, at cost	856	854	893	893
Total debt securities held to maturity	$2,995	$3,077	$3,235	$3,357
Total debt securities available for sale and held to maturity	$27,299	$27,544	$25,599	$26,299
Equity securities, at fair value	$73	$73	$66	$66
Equity securities, at cost	603	603	604	604
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving appropriate returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain appropriate contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 96% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2020 Form 10-K.
The fair value of the AFS debt securities portfolio of $24.5 billion at March 31, 2021 increased $1.5 billion from $22.9 billion at December 31, 2020, including $1.9 billion in new investments, offset by a $414 million reduction in unrealized gains driven by the steepening yield curve. The decline in the fair value of the HTM debt portfolio of $280 million was primarily attributable to portfolio run off. For further information, see Note 2.
As of March 31, 2021, the portfolio’s average effective duration was 4.1 years compared with 2.7 years as of December 31, 2020, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.
Citizens Financial Group, Inc. | 19

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
(in millions)	March 31, 2021	December 31, 2020	Change	Percent
Commercial and industrial (1)	$44,058	$44,173	($115)	—%
Commercial real estate	14,553	14,652	(99)	(1)
Leases	1,802	1,968	(166)	(8)
Total commercial	60,413	60,793	(380)	(1)
Residential mortgages	19,202	19,539	(337)	(2)
Home equity	11,854	12,149	(295)	(2)
Automobile	12,344	12,153	191	2
Education	12,691	12,308	383	3
Other retail	5,691	6,148	(457)	(7)
Total retail	61,782	62,297	(515)	(1)
Total loans and leases	$122,195	$123,090	($895)	(1%)
(1) Includes PPP loans fully guaranteed by the SBA of $5.1 billion at March 31, 2021 and $4.2 billion at December 31, 2020.
Total loans and leases decreased $895 million, or 1%, from $123.1 billion as of December 31, 2020, reflecting a $380 million decrease in commercial and a $515 million decrease in retail.
Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb future estimated credit losses in accordance with GAAP. For further information on our processes to determine our ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses.”
The ACL of $2.4 billion as of March 31, 2021 compared with the ACL of $2.7 billion as of December 31, 2020, reflecting a reserve release of $298 million. For further information, see Note 4.

Table 10: ACL and Related Coverage Ratios by Portfolio
	March 31, 2021			December 31, 2020
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$44,058	$742	1.68%	$44,173	$821	1.86%
Commercial real estate	14,553	353	2.43	14,652	360	2.46
Leases	1,802	51	2.82	1,968	52	2.67
Total commercial	60,413	1,146	1.90	60,793	1,233	2.03
Residential mortgages	19,202	125	0.65	19,539	141	0.72
Home equity	11,854	102	0.86	12,149	134	1.10
Automobile	12,344	175	1.41	12,153	200	1.65
Education	12,691	342	2.70	12,308	361	2.93
Other retail	5,691	304	5.34	6,148	374	6.07
Total retail loans	61,782	1,048	1.70	62,297	1,210	1.94
Total loans and leases	$122,195	$2,194	1.80%	$123,090	$2,443	1.98%
Allowance for Unfunded Lending Commitments(1)
Commercial		$165	2.17%		$186	2.33%
Retail		13	1.72		41	2.01
Total allowance for unfunded lending commitments		178			227
Allowance for credit losses(2)	$122,195	$2,372	1.94%	$123,090	$2,670	2.17%
(1) Commercial and Retail coverages ratios calculated for allowance for unfunded lending commitments include the allowance for loan and lease losses and allowance for unfunded lending commitments in the numerator and total loans and leases in the denominator.
(2) Excluding the impact of PPP loans, the ACL Coverage Ratio would have been 2.03% and 2.24% for March 31, 2021 and December 31, 2020, respectively. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 20

Table 11: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2021	December 31, 2020	Change		Percent
Commercial and industrial	$281	$280	$1		—%
Commercial real estate	100	176	(76)		(43%)
Leases	1	2	(1)		(50)
Total commercial loans and leases	382	458	(76)		(17)
Residential mortgages	237	167	70		42
Home equity	269	276	(7)		(3)
Automobile	70	72	(2)		(3)
Education	22	18	4		22
Other retail	28	28	—		—
Total retail loans	626	561	65		12
Nonaccrual loans and leases	$1,008	$1,019	($11)		(1%)
Nonaccrual loans and leases to total loans and leases	0.82%	0.83%	(1	bp)
Allowance for loan and lease losses to nonaccruing loans and leases	218	240	(22%)
Allowance for credit losses to nonaccruing loans and leases	235	262	(27%)
NPLs of $1.0 billion as of March 31, 2021 decreased $11 million, or 1%, from December 31, 2020, reflecting a $76 million decrease in commercial and a $65 million increase in retail. The decrease in commercial NPLs was primarily driven by the resolution of one large CRE loan, partially offset by higher nonaccrual designation for mortgage loans after exiting forbearance.

Table 12: Net Charge-offs and Charge-Off Ratios
	Three Months Ended March 31,			Three Months Ended March 31,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Commercial and industrial	$77	$44	$33	0.70%	0.41%	29	bps
Commercial real estate	26	—	26	0.73	—	73
Leases	1	—	1	0.26	0.07	19
Total commercial	104	44	60	0.69	0.30	39
Residential mortgages	(1)	—	(1)	(0.01)	0.01	(2)
Home equity	(7)	(3)	(4)	(0.25)	(0.10)	(15)
Automobile	11	27	(16)	0.35	0.88	(53)
Education	7	14	(7)	0.24	0.55	(31)
Other retail	44	55	(11)	3.00	3.21	(21)
Total retail loans	54	93	(39)	0.35	0.61	(26)
Total net charge-offs	$158	$137	$21	0.52%	0.46%	6	bps
First quarter of 2021 NCOs of $158 million increased $21 million, or 15%, from $137 million in the first quarter of 2020, driven by an increase in commercial of $60 million partially offset by a decrease in retail of $39 million. First quarter of 2021 annualized net charge-offs of 0.52% of average loans and leases were up 6 basis points from first quarter of 2020.
The increase in commercial NCOs in the first quarter of 2021 as compared to the first quarter of 2020 were primarily driven by a charge-off related to a financial sponsor, described below, as well as COVID-related charge-offs in CRE. Retail NCOs were down in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to U.S. Government stimulus programs, as well as forbearance.
In the first quarter of 2021, we charged-off our full exposure of approximately $54 million associated with a private equity sponsor client. This impact has been incorporated into our most recent full-year 2021 net charge-off guidance of 35-45 basis points of average loans. We recently filed a lawsuit in Federal court against this sponsor client alleging breach of contract and fraud. The Company has completed a full portfolio review and believes this incident is an isolated matter.

We continue to assess the impact of the COVID-19 pandemic and associated lockdowns and have instituted a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
Citizens Financial Group, Inc. | 21

Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.
As of March 31, 2021, commercial NPLs of $382 million decreased $76 million from $458 million as of December 31, 2020, representing 0.6% and 0.8% of the commercial loan and lease portfolio as of March 31, 2021 and December 31, 2020, respectively.
For commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality. Loans with a “pass” rating are those that we believe will be fully repaid in accordance with the contractual loan terms. Commercial loans and leases that are “criticized” are those that have some weakness, or potential weakness, that indicate an increased probability of future loss. “Criticized” loans are grouped into three categories, “special mention,” “substandard” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of our credit position at some future date. Substandard loans are inadequately protected loans which have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristics that the possibility of loss is high and collection of the full amount of the loan is improbable.

Table 13: Commercial Loans and Leases by Regulatory Classification
	March 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,922	$1,282	$1,609	$245	$44,058
Commercial real estate	13,631	489	408	25	14,553
Leases	1,751	34	16	1	1,802
Total commercial	$56,304	$1,805	$2,033	$271	$60,413

	December 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,878	$1,583	$1,464	$248	$44,173
Commercial real estate	13,356	804	416	76	14,652
Leases	1,922	33	12	1	1,968
Total commercial	$56,156	$2,420	$1,892	$325	$60,793
(1) Includes $5.1 billion and $4.2 billion of PPP loans designated as pass that are fully guaranteed by the SBA as of March 31, 2021 and December 31, 2020, respectively.
Total commercial criticized balances of $4.1 billion as of March 31, 2021 decreased $528 million compared with December 31, 2020. Commercial criticized as a percent of total commercial of 6.8% at March 31, 2021 decreased from 7.6% at December 31, 2020.
Commercial and industrial criticized balances of $3.1 billion, or 7.1% of the total commercial and industrial loan portfolio as of March 31, 2021, decreased from $3.3 billion, or 7.5%, as of December 31, 2020. The decrease was primarily driven by net repayments and charge-offs. Commercial and industrial criticized loans represented 76% of total criticized loans as of March 31, 2021 compared to 71% as of December 31, 2020.
Commercial real estate criticized balances of $922 million, or 6.3% of the commercial real estate portfolio, decreased from $1.3 billion, or 8.8%, as of December 31, 2020. The decrease was primarily driven by credit upgrades and net charge-offs. Commercial real estate accounted for 22% of total criticized loans as of March 31, 2021 compared to 28% as of December 31, 2020.
Citizens Financial Group, Inc. | 22

Table 14: Commercial Loans and Leases by Industry Sector
	March 31, 2021		December 31, 2020
(dollars in millions)	Balance	% of Total Loans	Balance	% of Total Loans
Finance and insurance	$6,297	5%	$6,481	5%
Health, pharma, and social assistance	3,147	3	3,243	3
Accommodation and food services	3,251	3	3,206	3
Professional, scientific, and technical services	2,753	2	2,804	2
Other manufacturing	2,366	2	2,403	2
Information	2,223	2	2,378	2
Retail trade	2,381	2	2,336	2
Energy and related	2,044	2	2,237	2
Wholesale trade	2,006	2	1,904	2
Metals and mining	1,533	1	1,646	1
Arts, entertainment, and recreation	1,250	1	1,382	1
Other services	1,368	1	1,370	1
Administrative and waste management services	1,241	1	1,320	1
Computer, electrical equipment, appliance, and component manufacturing	1,213	1	1,174	1
Transportation and warehousing	1,216	1	1,169	1
Consumer products manufacturing	1,131	1	1,112	1
Automotive	990	1	1,051	1
Educational services	803	1	844	1
Chemicals	771	—	736	—
Real estate and rental and leasing	744	—	732	—
All other (1)	182	—	490	—
Total commercial and industrial	38,910	32	40,018	32
Real estate and rental and leasing	13,116	11	13,169	11
Accommodation and food services	789	1	749	1
Finance and insurance	469	—	498	—
All other (1)	179	—	236	—
Total commercial real estate	14,553	12	14,652	12
Total leases	1,802	1	1,968	2
Total commercial (2)	$55,265	45%	$56,638	46%
(1) Deferred fees and costs are reported in All other.
(2) Excludes PPP loans of $5.1 billion and $4.2 billion as of March 31, 2021 and December 31, 2020, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in the auto, education and point-of-sale financing.
Citizens Financial Group, Inc. | 23

Table 15: Aging of Retail Loans as a Percentage of Loan Class
	March 31, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Current-29	30-59	60-89	90 or More	Current-29	30-59	60-89	90 or More
Residential mortgages	98.69%	0.29%	0.06%	0.96%	98.73%	0.30%	0.11%	0.86%
Home equity	97.85	0.39	0.16	1.60	97.53	0.50	0.23	1.74
Automobile	98.64	0.95	0.33	0.08	97.93	1.40	0.53	0.14
Education	99.58	0.23	0.10	0.09	99.56	0.27	0.11	0.06
Other retail	98.44	0.54	0.42	0.60	98.36	0.62	0.47	0.55
Total retail	98.68%	0.45%	0.17%	0.70%	98.47%	0.58%	0.25%	0.70%
For more information on the aging of accruing and nonaccruing retail loans, see Note 4.

Table 16: Retail Asset Quality Metrics
	March 31, 2021	December 31, 2020
Average refreshed FICO for total portfolio	769	771
CLTV ratio for secured real estate(1)	58%	60%
Nonaccruing retail loans to total retail	1.01	0.90
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	Change		Percent
Net charge-offs	$54	$93	($39)		(42%)
Annualized net charge-off rate	0.35%	0.61%	(26)	bps
Retail asset quality continues to reflect a stronger economic outlook. The net charge-off rate of 0.35% for the quarter ended March 31, 2021 reflected a decrease of 26 basis points from the quarter ended March 31, 2020, driven by the forbearance and stimulus activity stemming from the COVID-19 pandemic and associated lockdowns.
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
As of March 31, 2021, $714 million of retail loans were classified as TDRs, compared with $718 million as of December 31, 2020. As of March 31, 2021, $188 million of retail TDRs were in nonaccrual status with 33% of those current on payments compared to $171 million in nonaccrual status with 38% of those current on payments at December 31, 2020. TDRs that are current on payments generally return to accrual status once repayment capacity and appropriate payment history has been established. TDRs are individually evaluated to estimate ACL, and loans, once classified as TDRs, remain classified as TDRs until paid off, sold, or refinanced at market terms. For additional information regarding TDRs, see Note 5 in our 2020 Form 10-K.
Citizens Financial Group, Inc. | 24

Table 17: Accruing and Nonaccruing Retail Troubled Debt Restructurings
	March 31, 2021
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$174	2.0%	2.6%	$46	$220
Home equity	213	0.9	—	85	298
Automobile	3	0.1	—	43	46
Education	112	0.6	0.3	12	124
Other retail	24	0.3	—	2	26
Total	$526	3.9%	2.9%	$188	$714

	December 31, 2020
		As a % of Accruing Retail TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Residential mortgages	$172	2.7%	2.6%	$43	$215
Home equity	221	1.3	—	83	304
Automobile	13	0.5	—	33	46
Education	116	0.6	0.3	10	126
Other retail	25	0.3	—	2	27
Total	$547	5.4%	2.9%	$171	$718
Deposits

Table 18: Composition of Deposits
(in millions)	March 31, 2021	December 31, 2020	Change	Percent
Demand	$46,067	$43,831	$2,236	5%
Checking with interest	26,883	27,204	(321)	(1)
Regular savings	19,634	18,044	1,590	9
Money market accounts	51,074	48,569	2,505	5
Term deposits	7,691	9,516	(1,825)	(19)
Total deposits	$151,349	$147,164	$4,185	3%

Total deposits as of March 31, 2021 increased $4.2 billion, or 3%, to $151.3 billion, from $147.2 billion as of December 31, 2020, reflecting strong deposit flows from consumer-oriented government stimulus. Citizens Access®, our digital platform, ended the quarter with $5.3 billion of deposits, down from $5.9 billion as of December 31, 2020, primarily due to rate reduction strategies that resulted in a decrease in term deposits.
Citizens Financial Group, Inc. | 25

Borrowed Funds
Total borrowed funds as of March 31, 2021 decreased $203 million from December 31, 2020, driven by a $173 million and $30 million decrease in short-term and long-term borrowed funds, respectively.
    Long-term borrowed funds

Table 19: Summary of Long-Term Borrowed Funds
(in millions)	March 31, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$350
4.150% fixed-rate subordinated debt, due September 2022 (1)	168	182
3.750% fixed-rate subordinated debt, due July 2024 (1)	90	159
4.023% fixed-rate subordinated debt, due October 2024 (1)	17	25
4.350% fixed-rate subordinated debt, due August 2025 (1)	133	193
4.300% fixed-rate subordinated debt, due December 2025 (1)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	297	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031 (1)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031 (1)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031 (1)	60	—
2.638% fixed-rate subordinated debt, due September 2032	545	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	1,000	1,003
3.250% senior unsecured notes, due February 2022	712	716
0.918% floating-rate senior unsecured notes, due February 2022 (2)	300	299
1.000% floating-rate senior unsecured notes, due May 2022 (2)	250	250
2.650% senior unsecured notes, due May 2022	508	510
3.700% senior unsecured notes, due March 2023	523	527
1.143% floating-rate senior unsecured notes, due March 2023 (2)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	536	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.920% weighted average rate, due through 2038	19	19
Other	30	35
Total long-term borrowed funds	$8,316	$8,346
(1) The March 31, 2021 balances reflect the results of the February 2021 subordinated debt private exchange offers. See “Capital and Regulatory Matters-Regulatory Capital Ratios and Capital Composition” for additional information.
(2) Rate disclosed reflects the floating rate as of March 31, 2021 or final floating rate, as applicable.
The Parent Company’s long-term borrowed funds as of March 31, 2021 and December 31, 2020 included principal balances of $3.5 billion and unamortized deferred issuance costs and/or discounts of $87 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2021 and December 31, 2020 included principal balances of $4.8 billion with unamortized deferred issuance costs and/or discounts of $10 million and $11 million, respectively, and hedging basis adjustments of $85 million and $112 million, respectively. See Note 8 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 7.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. For more information, see “Regulation and Supervision” in our 2020 Form 10-K.
Citizens Financial Group, Inc. | 26

Tailoring of Prudential Requirements
Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. We are also required to develop, maintain and submit an annual capital plan for review and approval by our board of directors (or one of its committees), as well as FR Y-14 reporting requirements. On April 2, 2021, we submitted our 2021 Capital Plan to the FRB under the FRB’s 2021 CCAR process. For more information, see the “Tailoring of Prudential Requirements” section in item 1 of our 2020 Form 10-K.
Under the stress capital buffer (“SCB”) framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum requirements and the SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. For Category IV firms, like us, the FRB has stated that the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. On October 1, 2020, our SCB of 3.4% became effective and applies to our capital actions through September 30, 2021.
On February 3, 2021, the FRB adopted a final rule to tailor the requirements of its Capital Plan Rule, specifically modifying capital planning, regulatory reporting and stress capital buffer requirements to be consistent with the Tailoring Rules framework. Under the final rule, effective April 5, 2021, Category IV firms, like us, have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. We did not elect to participate in the 2021 supervisory stress test and therefore our SCB is expected to remain at 3.4% for 2021.

In light of the heightened uncertainty related to the COVID-19 pandemic and associated lockdowns, the FRB took certain actions to preserve capital at banks. Among those actions, the FRB imposed certain limitations on firms for the third and fourth quarters of 2020, including mandatory suspension of share repurchases and limiting common stock dividends to existing rates and the average quarterly net income over the prior four quarters. The FRB modified its limitations on capital distributions for the first and second quarters of 2021 such that firms that participate in CCAR, like us, may resume share repurchases provided that the aggregate of share repurchases and common stock dividends for the applicable quarter did not exceed average quarterly net income for the trailing four quarters. In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock beginning in the first quarter of 2021. Our 2020 Capital Plan includes maintaining quarterly common dividends of $0.39 per common share through the SCB window period ending third quarter 2021. In March 2021, the FRB announced that the current capital distribution limitations will end on June 30, 2021 for firms, like us, that are on a two-year cycle and not subject to supervisory stress testing this year. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations. All future capital distributions are subject to consideration and approval by the board of directors prior to execution.

Regulations relating to capital planning, regulatory reporting, and SCB requirements applicable to firms like us are subject to ongoing rulemaking and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.

For more information, see “Regulation and Supervision” and “—Capital and Regulatory Matters” in our 2020 Form 10-K.
Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for our banking subsidiary.
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of March 31, 2021, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital
Citizens Financial Group, Inc. | 27

are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.

In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of March 31, 2021, $493 million of the capital benefit has been accumulated for application to the three-year transition period.

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2020 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 20: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2021		December 31, 2020		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$14,867	10.1%	$14,607	10.0%	7.9%
Tier 1 capital	16,832	11.4	16,572	11.3	9.4
Total capital	19,879	13.4	19,602	13.4	11.4
Tier 1 leverage	16,832	9.5	16,572	9.4	4.0
Risk-weighted assets	147,817		146,781
Quarterly adjusted average assets	176,890		175,370
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a SCB of 3.4%; N/A to Tier 1 leverage.
At March 31, 2021, our CET1 capital, tier 1 capital and total capital ratios were 10.1%, 11.4% and 13.4%, respectively, as compared with 10.0%, 11.3%, and 13.4%, respectively, as of December 31, 2020. The CET1 capital ratio increased as net income for the three months ended March 31, 2021 was partially offset by $1.0 billion of risk-weighted asset (“RWA”) growth, the impact of the capital actions described in “—Capital Transactions” below and a decrease in the modified CECL transitional amount. The tier 1 capital ratio increased due to the changes in the CET1 capital ratio described above. The total capital ratio was constant as the changes in the CET1 capital ratio described above combined with the subordinated debt exchange offer in the first quarter of 2021, as described in the “Regulatory Capital Ratios and Capital Composition” section below, were partially offset by the reduction in the net AACL impact. At March 31, 2021, our CET1 capital, tier 1 capital and total capital ratios were approximately 220 basis points, 200 basis points and 200 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $14.9 billion at March 31, 2021, an increase of $260 million from $14.6 billion at December 31, 2020, largely driven by net income for the three months ended March 31, 2021 partially offset by dividends, common share repurchases and a decrease in the modified CECL transitional amount. Tier 1 capital at March 31, 2021 totaled $16.8 billion, reflecting a $260 million increase from $16.6 billion at December 31, 2020, driven by the changes in CET1 capital. Total capital of $19.9 billion at March 31, 2021, increased $277 million from December 31, 2020, driven by the changes in CET1 capital and a decrease in non-qualifying subordinated debt partially offset by the reduction in the net AACL impact.
RWA totaled $147.8 billion at March 31, 2021, based on U.S. Basel III Standardized rules, up $1.0 billion from December 31, 2020. This increase in RWA was driven by higher MSRs, agency securities, commercial commitments, bank-owned life insurance, education loans and unsettled trades. These RWA increases were partially offset by lower commercial loans and derivative valuations.
As of March 31, 2021, the tier 1 leverage ratio was 9.5%, up from 9.4% at December 31, 2020, driven by higher tier 1 capital, partially offset by the $1.5 billion increase in quarterly adjusted average assets.
Citizens Financial Group, Inc. | 28

Table 21: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	March 31, 2021	December 31, 2020
Total common shareholders' equity	$20,688	$20,708
Exclusions:
Modified CECL transitional amount	493	568
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	(71)	(380)
Derivatives	57	11
Unamortized net periodic benefit costs	425	429
Deductions:
Goodwill	(7,050)	(7,050)
Deferred tax liability associated with goodwill	380	379
Other intangible assets	(55)	(58)
Total common equity tier 1	14,867	14,607
Qualifying preferred stock	1,965	1,965
Total tier 1 capital	16,832	16,572
Qualifying subordinated debt(1)	1,282	1,204
Allowance for credit losses	2,372	2,670
Exclusions from tier 2 capital:
Modified AACL transitional amount	(607)	(682)
Excess allowance for credit losses(2)	—	(162)
Adjusted allowance for credit losses	1,765	1,826
Total capital	$19,879	$19,602
(1) As of March 31, 2021 and December 31, 2020, the amount of non-qualifying subordinated debt excluded from regulatory capital was $271 million and $348 million, respectively.
(2) Excess allowance represents the amount excluded from tier 2 capital that is in excess of 1.25% of risk weighted assets, excluding market risk.
On February 11, 2021, we completed $265 million in private exchange offers for five series of outstanding subordinated notes. Exchange offer participants received newly-issued fixed-rate reset subordinated notes due 2031 which are redeemable by us five years prior to their maturity. These subordinated debt exchange offers will benefit our tier 2 and total capital going forward by increasing the amount of subordinated debt eligible for inclusion in tier 2 capital without increasing the aggregate principal amount of subordinated debt outstanding. See Note 7 for more details on our outstanding subordinated debt.
Capital Adequacy Process
Our assessment of capital adequacy begins with our risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2020 Form 10-K.
Capital Transactions
We completed the following capital actions during the quarterly period ended March 31, 2021:
•Completed $265 million of subordinated debt private exchange offers in February 2021;
•Declared and paid a quarterly common stock dividend of $0.39 per share for first quarter of 2021, aggregating to $167 million;
•Declared a quarterly dividend of $10.49 per share on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $3 million;
•Declared a quarterly dividend of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $5 million;
•Declared a quarterly dividend of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $5 million;
•Declared a quarterly dividend of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $5 million;
Citizens Financial Group, Inc. | 29

•Declared a quarterly dividend of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $5 million; and
•Repurchased $95 million of our outstanding common stock at a weighted-average price per share of $42.32.
Banking Subsidiary’s Capital

Table 22: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2021		December 31, 2020
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$16,265	11.0%	$16,032	10.9%
Tier 1 capital	16,265	11.0	16,032	10.9
Total capital	19,155	13.0	18,980	13.0
Tier 1 leverage	16,265	9.2	16,032	9.2
Risk-weighted assets	147,394		146,558
Quarterly adjusted average assets	176,427		174,954

CBNA’s CET1 and tier 1 capital totaled $16.3 billion at March 31, 2021, up $233 million from $16.0 billion at December 31, 2020. This increase was primarily driven by net income for the three months ended March 31, 2021, partially offset by dividends paid to the Parent Company and a decrease in the modified CECL transitional amount. Total capital was $19.2 billion at March 31, 2021, an increase of $175 million from $19.0 billion at December 31, 2020, driven by the change in CET1 capital partially offset by the reduction in the net AACL impact.

CBNA’s RWA totaled $147.4 billion at March 31, 2021, up $836 million from December 31, 2020, driven by higher MSRs, agency securities, commercial commitments, bank-owned life insurance, education loans and unsettled trades. These RWA increases were partially offset by lower commercial loans and derivative valuations.
As of March 31, 2021, CBNA’s tier 1 leverage ratio of 9.2% slightly increased as the increase in tier 1 capital was mostly offset by the $1.5 billion increase in quarterly adjusted average assets.
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
During the three months ended March 31, 2021 and 2020, the Parent Company declared dividends on common stock of $167 million and $168 million, respectively, and declared dividends on preferred stock of $23 million and $22 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.7 billion as of March 31, 2021 and December 31, 2020. The Parent Company’s
Citizens Financial Group, Inc. | 30

double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At March 31, 2021, the Parent Company’s double-leverage ratio was 98.2%.
CBNA Liquidity
In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 7.
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
Citizens Financial Group, Inc. | 31

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard and Poor’s, and Fitch.

Table 23: Credit Ratings
March 31, 2021
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At March 31, 2021, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Tailoring of Prudential Requirements” and “—Liquidity Requirements” in our 2020 Form 10-K.
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
We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2021:
•Core deposits continued to be our primary source of funding and our consolidated period end loan-to-deposits ratio, which excludes LHFS, was 80.7%;
•Our cash position, which is defined as cash balance held at the FRB, totaled $13.5 billion;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $80.1 billion;
•Contingent liquidity was $50.2 billion, consisting of unencumbered high-quality liquid securities of $22.6 billion, unused FHLB capacity of $14.1 billion, and our cash position of $13.5 billion. Asset liquidity, a component of contingent liquidity, was $36.1 billion, consisting of our cash position of $13.5 billion and unencumbered high-quality liquid securities of $22.6 billion;
Citizens Financial Group, Inc. | 32

•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $29.9 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2021 and 2020, see the Consolidated Statements of Cash Flows.
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 11.

Table 24: Outstanding Off-Balance Sheet Arrangements
(in millions)	March 31, 2021	December 31, 2020	Change	Percent
Commitments to extend credit	$76,200	$74,160	$2,040	3%
Letters of credit	2,077	2,239	(162)	(7)
Risk participation agreements	71	98	(27)	(28)
Loans sold with recourse	58	54	4	7
Marketing rights	29	29	—	—
Total	$78,435	$76,580	$1,855	2%
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, which are included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. For additional information regarding fair value measurements, see “—Critical Accounting Estimates” in our 2020 Form 10-K.
Allowance for Credit Losses
We reserve for expected credit losses on our loan and lease portfolio through the ALLL and for expected credit losses in our unfunded lending commitments through other liabilities. Collectively, the ALLL and allowance for expected credit losses in unfunded lending commitments are referred to as the ACL.
Changes in the ACL are reflected in net income through provision for credit losses. Changes in the credit risk profile of our loans and leases result in changes in provision expense with a resulting change, net of charge-offs and recoveries, in the ACL balance.
Citizens Financial Group, Inc. | 33

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
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default and exposure at default (for commercial), timing and amount of expected draws (for unfunded lending commitments), FICO, LTV, term and time on books (for retail loans), mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to a specific commercial credit such as competition, business and management performance. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is aggregated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. In highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that we consider to reflect our current judgment of various events and risks that are not measured in our statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further informed for certain industry sectors and certain loan classes by alternative scenarios to support the period-end ACL balance. We recognize that this approach may not be suitable in certain economic environments and differing analysis may be requested at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events could lead to revision of reserves to reflect management’s best estimate of expected credit losses.
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
The ACL decreased from $2.7 billion at December 31, 2020 to $2.4 billion at March 31, 2021, reflecting a reserve release of $298 million.
To determine the ACL as of March, 31, 2021, we utilized an economic forecast that generally reflects real GDP growth of approximately 3.2% over 2021, returning to fourth quarter 2019 real GDP levels by the last quarter of 2021. The forecast also projects the unemployment rate to be in the range of 6.3% to 7.0% throughout 2021. Overall, this forecast reflects an improved macroeconomic outlook as compared to December 31, 2020. In addition to judgment applied at the commercial portfolio as a whole, we continued to apply management
Citizens Financial Group, Inc. | 34

judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail and hospitality and casual dining.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate, we applied a more pessimistic scenario than that described above which assumes that challenges in wide-spread distribution and acceptance of vaccines cause COVID-19 related hospitalization and fatality rates to be higher than base case. The decline in consumer spending from associated reductions in travel and an increase in state and local government restrictions cause real GDP to drop and unemployment to rise beyond our current forecast. This pessimistic scenario reflects real GDP growth of approximately 2.5% and unemployment in the range of 8% to 8.5% over 2021. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our period end ACL, or an increase of approximately $350 million.
Because several quantitative and qualitative factors are considered in determining the ACL, this sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ACL or even what the ACL would be under these economic circumstances. The sensitivity is intended to provide insights into the impact of adverse changes in the macroeconomic environment and the corresponding impact to modeled loss estimates. The hypothetical determination does not incorporate the impact of management judgment or other qualitative factors that could be applied in the actual estimation of the ACL, and does not imply any expectation of future deterioration in our loss rates.
To provide additional context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.4 billion represents 28% of the $8.6 billion of nine-quarter losses projected in the Federal Reserve run of the December 2020 Supervisory Severely Adverse scenario (the “Supervisory Severely Adverse scenario”), which forecasted more protracted unemployment and GDP declines compared with our ACL calculation. Our ACL calculation also included the impacts of government stimulus.
Comparatively, our ACL represents 47% of the $5.1 billion of projected losses in the Company run results of the Supervisory Severely Adverse scenario. Losses projected under the Company run Supervisory Severely Adverse scenario are lower than the Federal Reserve run results due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. In addition, both the Company run and Federal Reserve run results include incremental losses associated with loan originations assumed post-June 30, 2020. In contrast, our March 31, 2021 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the recovery path is clearer than it was at the end of the fourth quarter 2020, significant future uncertainty still exists, including progress in the rollout, acceptance, and effectiveness of COVID-19-related vaccines. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. Further, the variables and inputs may be idiosyncratically affected by existing or future monetary and fiscal stimulus programs and forbearance and other customer accommodation efforts. Nevertheless, changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of COVID-19, vaccination efforts, and related policy measures on the economy and the resulting potentially material effects on the ACL.
For additional information regarding the ALLL and allowance for unfunded lending commitments, see Note 1 and Note 4.
Citizens Financial Group, Inc. | 35

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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” in our 2020 Form 10-K.
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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” in our 2020 Form 10-K.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 25: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2021	December 31, 2020
Instantaneous Change in Interest Rates
200	17.6%	21.2%
100	9.1	11.2
-25	(2.3)	(2.7)
Gradual Change in Interest Rates
200	8.5	10.8
100	4.3	5.5
-25	(1.3)	(1.5)
Citizens Financial Group, Inc. | 36

We continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates decreased to 8.5% at March 31, 2021 from 10.8% at December 31, 2020, driven by the purchase of $7.0 billion of receive-fixed/pay-variable interest rate swaps and forecasted changes in balance sheet activity. Current levels of asset sensitivity are elevated relative to our core sensitivity profile due to meaningful increases in cash and deposit balances as a result of monetary and fiscal stimulus programs. In light of the yield curve steepening experienced in first quarter 2021, asset sensitivity has been reduced as we continue to balance near term net interest income considerations with the potential future benefit of rising short-term rates. Changes in interest rates can affect the risk positions, which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

Table 26: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2021				December 31, 2020
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$18,350	2.4	1.2%	0.1%	$12,350	1.0	1.5%	0.2%
Fair value - receive-fixed/pay-variable - conventional debt	3,200	1.4	2.1	0.2	3,200	1.7	2.1	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)(2)	3,000	3.2	0.1	1.7	4,750	3.9	0.2	1.4
Fair value - pay-fixed/receive-variable - conventional ALM(1)	2,000	3.5	0.1	1.5	2,000	3.7	0.2	1.5
Total portfolio swaps	$26,550	2.5	1.1%	0.4%	$22,300	2	1.2%	0.6%
(1) Asset Liability Management (“ALM”) strategies used to manage interest rate exposures include interest rate swap contracts used to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and floating-rate wholesale funding, as well as the variability in the fair value of AFS securities.
(2) December 31, 2020 includes $1.8 billion of forward-starting, pay-fixed interest rate swaps that were terminated in the first quarter of 2021.
Using the interest rate curve at March 31, 2021, the estimated net contribution to net interest income related to our ALM hedge strategies is approximately $93 million for the full-year 2021 compared to $133 million for the full-year 2020 which represents a decrease of $40 million. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021.
Citizens Financial Group, Inc. | 37

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

Table 27: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income(1)
	Three Months Ended March 31,
(in millions)	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	($28)	$129
Amount of pre-tax net gains reclassified from OCI into interest income	46	5
Amount of pre-tax net losses reclassified from OCI into interest expense	(12)	(1)
(1) Using the interest rate curve at March 31, 2021, with respect to cash flow hedge strategies, we estimate that approximately $94 million will be reclassified from AOCI to net interest income over the next 12 months.
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

The ARRC recommended that banks be systemically and operationally capable of supporting transactions in alternative reference rates, such as SOFR, by the end of September 2020. Guided by this milestone, we are systemically and operationally prepared to support alternative reference rate transactions. On March 5, 2021, the Financial Conduct Authority (“FCA”) formally announced the future cessation or loss of representation of the LIBOR benchmark settings currently published by the Intercontinental Exchange (“ICE”) Benchmark Administration. Further, the FCA stated that the 1-week and 2-month U.S. dollar LIBOR rates will cease as of December 31, 2021 and all other U.S. dollar LIBOR tenors will cease as of June 30, 2023. With the FRB, OCC, and FDIC (collectively, the agencies) supporting this announcement, the LIBOR Transition Program adjusted LIBOR transition activities accordingly. The agencies are still urging market participants to stop entering into new U.S. dollar LIBOR contracts as soon as practicable, but no later than the end of 2021. We are continuing all efforts to move new originations to alternative reference rates over the course of 2021. However, our plans for legacy contract remediation now extend through mid-2023. More broadly, program governance remains robust, and progress has been made in the above-outlined initiatives as management continues to closely monitor industry and regulatory developments pertaining to the transition.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of March 31, 2021 and December 31, 2020, the fair value of our MSRs was $893 million and $658 million, respectively, and the total notional amount of related derivative contracts was $15.0 billion and $11.4 billion,
Citizens Financial Group, Inc. | 38

respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees on the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators, as defined below.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, and credit spreads on a select range of interest rates, foreign exchange, commodities, corporate bonds and secondary loan instruments. These trading activities are conducted through CBNA and CCMI. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” in our 2020 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk and do qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 28: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$3	$6	$1	$1	$1	$4	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	15	13	18	6	14	5	14	4
Commodity	—	—	—	—	—	—	—	—
General VaR	14	12	16	7	13	5	14	4
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$14	$12	$16	$7	$13	$5	$14	$4
Stressed General VaR	$18	$15	$19	$9	$15	$11	$15	$9
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$18	$15	$19	$9	$15	$11	$15	$9
Market Risk Regulatory Capital	$82				$50
Specific Risk Not Modeled Add-on	15				12
Total Market Risk Regulatory Capital	$97				$62
Market Risk-Weighted Assets	$1,216				$774
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
Citizens Financial Group, Inc. | 39

The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2021.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 40

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our Underlying results used throughout the MD&A:

Table 29: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2021	2020
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,659	$1,657
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	B	$1,659	$1,657
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$1,018	$1,012
Less: Notable items		20	33
Noninterest expense, Underlying (non-GAAP)	D	$998	$979
Pre-provision profit:
Total revenue (GAAP)	A	$1,659	$1,657
Less: Noninterest expense (GAAP)	C	1,018	1,012
Pre-provision profit (GAAP)		$641	$645
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,659	$1,657
Less: Noninterest expense, Underlying (non-GAAP)	D	998	979
Pre-provision profit, Underlying (non-GAAP)		$661	$678
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$781	$45
Less: Expense before income tax benefit related to notable items		(20)	(33)
Income before income tax expense, Underlying (non-GAAP)	F	$801	$78
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$170	$11
Less: Income tax benefit related to notable items		(5)	(8)
Income tax expense, Underlying (non-GAAP)	H	$175	$19
Effective income tax rate (GAAP)	G/E	21.76%	24.13%
Effective income tax rate, Underlying (non-GAAP)	H/F	21.85	24.52
Net income, Underlying:
Net income (GAAP)	I	$611	$34
Add: Notable items, net of income tax benefit		15	25
Net income, Underlying (non-GAAP)	J	$626	$59
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$588	$12
Add: Notable items, net of income tax benefit		15	25
Net income available to common stockholders, Underlying (non-GAAP)	L	$603	$37
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,611	$20,223
Return on average common equity	K/M	11.57%	0.24%
Return on average common equity, Underlying (non-GAAP)	L/M	11.85	0.74

Citizens Financial Group, Inc. | 41

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2021	2020
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,611	$20,223
Less: Average goodwill (GAAP)		7,050	7,046
Less: Average other intangibles (GAAP)		57	67
Add: Average deferred tax liabilities related to goodwill (GAAP)		379	374
Average tangible common equity	N	$13,883	$13,484
Return on average tangible common equity	K/N	17.17%	0.36%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	17.59	1.10
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$182,569	$167,177
Return on average total assets	I/O	1.36%	0.08%
Return on average total assets, Underlying (non-GAAP)	J/O	1.39	0.14
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$182,569	$167,177
Less: Average goodwill (GAAP)		7,050	7,046
Less: Average other intangibles (GAAP)		57	67
Add: Average deferred tax liabilities related to goodwill (GAAP)		379	374
Average tangible assets	P	$175,841	$160,438
Return on average total tangible assets	I/P	1.41%	0.09%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.44	0.15
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	61.35%	61.10%
Efficiency ratio, Underlying (non-GAAP)	D/B	60.19	59.08
Operating leverage and operating leverage, Underlying:
Increase in total revenue		0.07%	4.35%
Increase in noninterest expense		0.48	8.06
Operating leverage		(0.41%)	(3.71)%
Increase in total revenue, Underlying (non-GAAP)		0.07%	4.35%
Increase in noninterest expense, Underlying (non-GAAP)		1.94	5.09
Operating leverage, Underlying (non-GAAP)		(1.87%)	(0.74)%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	425,930,159	426,586,533
Common stockholders' equity (GAAP)		$20,688	$20,380
Less: Goodwill (GAAP)		7,050	7,050
Less: Other intangible assets (GAAP)		54	66
Add: Deferred tax liabilities related to goodwill (GAAP)		380	375
Tangible common equity	R	$13,964	$13,639
Tangible book value per common share	R/Q	$32.79	$31.97
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	425,953,716	427,718,421
Average common shares outstanding - diluted (GAAP)	T	427,880,530	429,388,855
Net income per average common share - basic (GAAP)	K/S	$1.38	$0.03
Net income per average common share - diluted (GAAP)	K/T	1.37	0.03
Net income per average common share - basic, Underlying (non-GAAP)	L/S	1.41	0.09
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	1.41	0.09
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.39
Dividend payout ratio	U/(K/S)	28%	1,398%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	28	451

Citizens Financial Group, Inc. | 42

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

Table 30: Reconciliations of Non-GAAP Measures - Excluding PPP
(in millions, except share, per share and ratio data)	Ref.	March 31, 2021	December 31, 2020
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$122,195	$123,090
Less: PPP loans		5,148	4,155
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$117,047	$118,935
Allowance for credit losses (GAAP)	C	$2,372	$2,670
Allowance for credit losses to total loans and leases (GAAP)	C/A	1.94%	2.17%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	2.03%	2.24%

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of elevated cash levels used in “—Net Interest Income”:

Table 31: Reconciliations of Non-GAAP Measures - Excluding Elevated Cash
		As of and for the Three Months Ended March 31,
(in millions, except ratio data)	Ref.	2021	2020
Net interest income, FTE, excluding the impact of elevated cash:
Net interest income, FTE (GAAP)	A	$1,120	$1,164
Less: Net interest income associated with elevated cash		—	—
Net interest income, FTE, excluding the impact of elevated cash (non-GAAP)	B	$1,120	$1,164
Average interest-earning assets, excluding the impact of elevated cash:
Total interest-earning assets (GAAP)	C	$164,381	$150,946
Less: Elevated cash		8,985	—
Total average interest-earning assets, excluding the impact of elevated cash (non-GAAP)	D	$155,396	$150,946
Day count	E	90	91
Day count (year)	F	365	366
Ratios:
Net interest margin, FTE (GAAP)	A / C / E * F	2.76%	3.10%
Net interest margin, FTE, excluding the impact of elevated cash (non-GAAP)	B / D / E * F	2.92%	3.10%
Citizens Financial Group, Inc. | 43

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 44

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$1,117	$1,037
Interest-bearing cash and due from banks	13,543	11,696
Interest-bearing deposits in banks	308	306
Debt securities available for sale, at fair value (including $539 and $549 pledged to creditors, respectively)(1)	24,467	22,942
Debt securities held to maturity (fair value of $3,077 and $3,357 respectively, and including $141 and $144 pledged to creditors, respectively)(1)	2,995	3,235
Loans held for sale, at fair value	4,304	3,564
Other loans held for sale	75	439
Loans and leases	122,195	123,090
Less: Allowance for loan and lease losses	(2,194)	(2,443)
Net loans and leases	120,001	120,647
Derivative assets	1,298	1,915
Premises and equipment, net	743	759
Bank-owned life insurance	2,135	1,756
Goodwill	7,050	7,050
Other assets	9,181	8,003
TOTAL ASSETS	$187,217	$183,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$46,067	$43,831
Interest-bearing	105,282	103,333
Total deposits	151,349	147,164
Short-term borrowed funds	70	243
Derivative liabilities	111	128
Deferred taxes, net	593	629
Long-term borrowed funds	8,316	8,346
Other liabilities	4,125	4,166
TOTAL LIABILITIES	164,564	160,676
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,965	1,965
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 570,841,385 shares issued and 425,930,159 shares outstanding at March 31, 2021 and 569,876,133 shares issued and 427,209,831 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	18,945	18,940
Retained earnings	6,866	6,445
Treasury stock, at cost, 144,911,226 and 142,666,302 shares at March 31, 2021 and December 31, 2020, respectively	(4,718)	(4,623)
Accumulated other comprehensive loss	(411)	(60)
TOTAL STOCKHOLDERS’ EQUITY	$22,653	$22,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,217	$183,349
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 45

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2021	2020
INTEREST INCOME:
Interest and fees on loans and leases	$1,061	$1,302
Interest and fees on loans held for sale, at fair value	18	15
Interest and fees on other loans held for sale	6	9
Investment securities	128	147
Interest-bearing deposits in banks	3	5
Total interest income	1,216	1,478
INTEREST EXPENSE:
Deposits	50	227
Short-term borrowed funds	—	1
Long-term borrowed funds	49	90
Total interest expense	99	318
Net interest income	1,117	1,160
Provision for credit losses	(140)	600
Net interest income after provision for credit losses	1,257	560
NONINTEREST INCOME:
Mortgage banking fees	165	159
Service charges and fees	99	118
Capital markets fees	81	43
Card fees	55	56
Trust and investment services fees	58	53
Letter of credit and loan fees	38	34
Foreign exchange and interest rate products	28	24
Securities gains, net	3	—
Other income	15	10
Total noninterest income	542	497
NONINTEREST EXPENSE:
Salaries and employee benefits	548	549
Equipment and software	152	133
Outside services	139	135
Occupancy	88	84
Other operating expense	91	111
Total noninterest expense	1,018	1,012
Income before income tax expense	781	45
Income tax expense	170	11
NET INCOME	$611	$34
Net income available to common stockholders	$588	$12
Weighted-average common shares outstanding:
Basic	425,953,716	427,718,421
Diluted	427,880,530	429,388,855
Per common share information:
Basic earnings	$1.38	$0.03
Diluted earnings	1.37	0.03

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 46

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$611	$34
Other comprehensive income (loss):
Net unrealized derivative instruments (losses) gains arising during the periods, net of income taxes of $(7) and $33, respectively	(21)	96
Reclassification adjustment for net derivative gains included in net income, net of income taxes of $(9) and $(1), respectively	(25)	(3)
Net unrealized debt securities (losses) gains arising during the periods, net of income taxes of $(100) and $129, respectively	(307)	400
Reclassification of net debt securities gains to net income, net of income taxes of $(1) and $0, respectively	(2)	—
Amortization of actuarial loss, net of income taxes of $0 and $1, respectively	4	3
Total other comprehensive (loss) income, net of income taxes	(351)	496
Total comprehensive income	$260	$530

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 47

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2020	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(22)	—	—	(22)
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	6	—	—	—	6
Employee stock purchase plan shares purchased	—	—	—	—	4	—	—	—	4
Cumulative effect of change in accounting principle						(331)			(331)
Total comprehensive income:
Net income	—	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	—	—	496	496
Total comprehensive income	—	—	—	—	—	34	—	496	530
Balance at March 31, 2020	2	$1,570	427	$6	$18,901	$6,011	($4,623)	$85	$21,950
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(167)	—	—	(167)
Dividends to preferred stockholders	—	—	—	—	—	(23)	—	—	(23)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	—	—	—	—	—
Employee stock purchase plan shares purchased	—	—	—	—	5	—	—	—	5
Total comprehensive income:
Net income	—	—	—	—	—	611	—	—	611
Other comprehensive loss	—	—	—	—	—	—	—	(351)	(351)
Total comprehensive income (loss)	—	—	—	—	—	611	—	(351)	260
Balance at March 31, 2021	2	$1,965	426	$6	$18,945	$6,866	($4,718)	($411)	$22,653

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 48

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
OPERATING ACTIVITIES
Net income	$611	$34
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(140)	600
Net change in loans held for sale	(622)	(860)
Depreciation, amortization and accretion	152	204
Deferred income taxes	80	(134)
Share-based compensation	22	21
Net gain on sale of debt securities	(3)	—
Increase in other assets	(773)	(1,022)
Decrease in other liabilities	(17)	(170)
Net cash used in operating activities	(690)	(1,327)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(4,256)	(2,102)
Proceeds from maturities and paydowns of debt securities available for sale	2,281	1,010
Proceeds from sales of debt securities available for sale	54	—
Proceeds from maturities and paydowns of debt securities held to maturity	241	131
Net (increase) decrease in interest-bearing deposits in banks	(2)	17
Acquisitions, net of cash acquired	—	(3)
Net decrease (increase) in loans and leases	1,042	(7,630)
Capital expenditures, net	(10)	(16)
Purchase of bank-owned life insurance	(375)	—
Other	(47)	(175)
Net cash used in investing activities	(1,072)	(8,768)
FINANCING ACTIVITIES
Net increase in deposits	4,185	8,162
Net (decrease) increase in short-term borrowed funds	(176)	780
Proceeds from issuance of long-term borrowed funds	—	6,800
Repayments of long-term borrowed funds	(4)	(4,500)
Treasury stock purchased	(95)	(270)
Dividends paid to common stockholders	(167)	(168)
Dividends paid to preferred stockholders	(32)	(23)
Premium paid to exchange subordinated debt	(1)	—
Payments of employee tax withholding for share-based compensation	(21)	(14)
Net cash provided by financing activities	3,689	10,767
Increase in cash and cash equivalents (1)	1,927	672
Cash and cash equivalents at beginning of period (1)	12,733	3,386
Cash and cash equivalents at end of period (1)	$14,660	$4,058

(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes presented in this document of Citizens Financial Group, Inc., have been prepared in accordance with GAAP interim reporting requirements, and therefore do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. These unaudited interim Consolidated Financial Statements and Notes presented in this document should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2020 Form 10-K. The Company’s principal business activity is banking, conducted through its banking subsidiary, CBNA.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2020 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$11	$—	$—	$11
State and political subdivisions	3	—	—	3	3	—	—	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	23,966	415	(268)	24,113	21,954	571	(19)	22,506
Other/non-agency	324	16	—	340	396	26	—	422
Total mortgage-backed securities, at fair value	24,290	431	(268)	24,453	22,350	597	(19)	22,928
Total debt securities available for sale, at fair value	$24,304	$431	($268)	$24,467	$22,364	$597	($19)	$22,942
Federal agencies and U.S. government sponsored entities	$2,139	$84	$—	$2,223	$2,342	$122	$—	$2,464
Total mortgage-backed securities, at cost	2,139	84	—	2,223	2,342	122	—	2,464
Asset-backed securities, at cost	856	—	(2)	854	893	—	—	893
Total debt securities held to maturity	$2,995	$84	($2)	$3,077	$3,235	$122	$—	$3,357
Equity securities, at fair value	$73	$—	$—	$73	$66	$—	$—	$66
Equity securities, at cost	603	—	—	603	604	—	—	604
Accrued interest receivable on debt securities totaled $56 million and $55 million as of March 31, 2021 and December 31, 2020, respectively, and is included in other assets on the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	March 31, 2021
	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2	108	1,626	22,230	23,966
Other/non-agency	—	—	—	324	324
Total debt securities available for sale	13	108	1,626	22,557	24,304
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	2,139	2,139
Asset-backed securities	—	—	856	—	856
Total debt securities held to maturity	—	—	856	2,139	2,995
Total amortized cost of debt securities	$13	$108	$2,482	$24,696	$27,299

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2	111	1,676	22,324	24,113
Other/non-agency	—	—	—	340	340
Total debt securities available for sale	13	111	1,676	22,667	24,467
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—		2,223	2,223
Asset-backed securities	—	—	854	—	854
Total debt securities held to maturity	—	—	854	2,223	3,077
Total fair value of debt securities	$13	$111	$2,530	$24,890	$27,544

Taxable interest income from investment securities as presented on the Consolidated Statements of Operations was $128 million and $147 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents realized gains and losses on securities:

	Three Months Ended March 31,
(in millions)	2021	2020
Gains on sale of debt securities	$3	$—
Losses on sale of debt securities	—	—
Debt securities gains, net	$3	$—
The following table presents the amortized cost and fair value of debt securities pledged:

	March 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against repurchase agreements	$53	$55	$224	$231
Pledged against FHLB borrowed funds	322	340	394	423
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	3,677	3,725	3,818	3,937

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are
Citizens Financial Group, Inc. | 51

accounted for as secured borrowed funds on the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of March 31, 2021 or December 31, 2020. The Company offsets certain derivative assets and derivative liabilities on the Consolidated Balance Sheets. For further information, see Note 8.
Securitizations of mortgage loans retained in the investment portfolio were $81 million for the three months ended March 31, 2021. There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2020. These securitizations include a substantive guarantee by a third party. In 2021, the guarantors were FNMA and FHLMC. The debt securities received from the guarantors are classified as AFS.
Impairment
As of March 31, 2021, the Company concluded that 71% of HTM securities met the zero expected credit loss criteria; therefore, no ACL was recognized. For the remaining 29%, the lifetime expected credit losses were determined to be insignificant based on the modeling of the Company’s credit loss position in the security. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2021.
The following tables present AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$9,997	($268)	$—	$—	$9,997	($268)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$1,991	($19)	$—	$—	$1,991	($19)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the agency and non-agency MBS identified with unrealized losses as of March 31, 2021. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
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
Citizens Financial Group, Inc. | 52

The following table presents loans and leases, excluding LHFS.

(in millions)	March 31, 2021	December 31, 2020
Commercial and industrial (1)	$44,058	$44,173
Commercial real estate	14,553	14,652
Leases	1,802	1,968
Total commercial	60,413	60,793
Residential mortgages	19,202	19,539
Home equity	11,854	12,149
Automobile	12,344	12,153
Education	12,691	12,308
Other retail	5,691	6,148
Total retail loans	61,782	62,297
Total loans and leases	$122,195	$123,090
(1) Includes $5.1 billion and $4.2 billion of PPP loans fully guaranteed by the SBA as of March 31, 2021 and December 31, 2020, respectively.

Accrued interest receivable on loans and leases held for investment totaled $444 million and $449 million as of March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the Consolidated Balance Sheets.
During the three months ended March 31, 2021 and 2020, the Company purchased $301 million and $218 million of education loans, respectively, and $177 million and $272 million of other retail loans, respectively.
During the three months ended March 31, 2021 and 2020, the Company sold $326 million and $191 million of commercial loans, respectively. During the three months ended March 31, 2020, the company sold $1.5 billion of residential mortgage loans as compared to none in the same period in 2021.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity products, totaled $25.3 billion and $25.5 billion at March 31, 2021 and December 31, 2020, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, auto, commercial and industrial, and commercial real estate loans, and totaled $40.7 billion and $40.0 billion at March 31, 2021 and December 31, 2020, respectively.
Interest income on direct financing and sales-type leases was $13 million and $18 million for the three months ended March 31, 2021 and 2020, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
    The following table presents the composition of LHFS.

	March 31, 2021			December 31, 2020
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$4,208	$96	$4,304	$3,416	$148	$3,564
Other loans held for sale	—	75	75	—	439	439
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUING LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the allowance for unfunded lending commitments (collectively the ACL). See Note 5 in the Company’s 2020 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2020. There were no significant changes to the ACL reserve methodology in the three months ended March 31, 2021.
Citizens Financial Group, Inc. | 53

The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,233	$1,210	$2,443
Charge-offs	(134)	(93)	(227)
Recoveries	30	39	69
Net charge-offs	(104)	(54)	(158)
Provision charged to income	17	(108)	(91)
Allowance for loan and lease losses, end of period	$1,146	$1,048	$2,194

Allowance for unfunded lending commitments, beginning of period	$186	$41	$227
Provision for unfunded lending commitments	(21)	(28)	(49)
Allowance for unfunded lending commitments, end of period	$165	$13	$178
The difference in ACL as of March 31, 2021 as compared to December 31, 2020 was due to higher net charge-offs of $158 million, as detailed below, coupled with a negative provision for credit losses for $140 million. This reflected strong credit performance across the retail and commercial loan portfolios, and improvement in the macroeconomic outlook. Overall, an ending ACL balance of $2.4 billion at March 31, 2021 compared to $2.7 billion at December 31, 2020.
The increase in commercial net charge-offs of $60 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was driven by higher charge-offs in finance and insurance, including one large charge-off related to a financial sponsor, and CRE. Retail net charge-offs were down $39 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of government stimulus and forbearance programs.
To determine the ACL as of March, 31, 2021, Citizens utilized an economic forecast that generally reflects real GDP growth of approximately 3.2% over 2021, returning to fourth quarter 2019 real GDP levels by the last quarter of 2021. The forecast also projects the unemployment rate to be in the range of 6.3% to 7.0% throughout 2021. Overall, this forecast reflects an improved macroeconomic outlook as compared to December 31, 2020. In addition to judgment applied at the commercial portfolio as a whole, Citizens continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail and hospitality and casual dining.
Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL. Loans in COVID-19 pandemic-related forbearance programs continue to accrue interest during the forbearance period; a reserve is established for interest income expected to be uncollectible following forbearance. Accrued interest reversed against interest income for the three months ended March 31, 2021 was $1 million and $6 million for commercial and retail, respectively. For the three months ended March 31, 2020, these reversals were $1 million and $5 million for commercial and retail, respectively.
Citizens Financial Group, Inc. | 54

The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$674	$578	$1,252
Cumulative effect of change in accounting principle	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	498	1,207	1,705
Charge-offs	(47)	(127)	(174)
Recoveries	3	34	37
Net charge-offs	(44)	(93)	(137)
Provision charged to income	298	305	603
Allowance for loan and lease losses, end of period	$752	$1,419	$2,171

Allowance for unfunded lending commitments, beginning of period	$44	$—	$44
Cumulative effect of change in accounting principle	(3)	1	(2)
Allowance for unfunded lending commitments, beginning of period, adjusted	41	1	42
Provision for unfunded lending commitments	(3)	—	(3)
Allowance for unfunded lending commitments, end of period	$38	$1	$39
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
Citizens Financial Group, Inc. | 55

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of March 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass(1)	$3,000	$7,178	$5,699	$3,995	$2,206	$3,384	$15,134	$326	$40,922
Special Mention	—	41	221	241	86	244	415	34	1,282
Substandard	22	101	294	256	124	177	612	23	1,609
Doubtful	—	65	11	31	28	35	72	3	245
Total commercial and industrial	3,022	7,385	6,225	4,523	2,444	3,840	16,233	386	44,058
Commercial real estate
Pass	253	2,411	3,815	3,212	1,206	1,794	940	—	13,631
Special Mention	—	9	131	72	178	99	—	—	489
Substandard	46	116	58	58	49	81	—	—	408
Doubtful	—	16	—	7	—	2	—	—	25
Total commercial real estate	299	2,552	4,004	3,349	1,433	1,976	940	—	14,553
Leases
Pass	94	401	240	225	116	675	—	—	1,751
Special Mention	—	3	4	2	6	19	—	—	34
Substandard	—	13	2	1	—	—	—	—	16
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	94	417	246	228	122	695	—	—	1,802
Total commercial loans and leases
Pass(1)	3,347	9,990	9,754	7,432	3,528	5,853	16,074	326	56,304
Special Mention	—	53	356	315	270	362	415	34	1,805
Substandard	68	230	354	315	173	258	612	23	2,033
Doubtful	—	81	11	38	28	38	72	3	271
Total commercial	$3,415	$10,354	$10,475	$8,100	$3,999	$6,511	$17,173	$386	$60,413
(1) Includes $5.1 billion of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2021 and 2020.
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
Total commercial loans and leases
Pass(1)	10,339	8,812	7,219	3,419	1,903	3,572	20,552	340	56,156
Special Mention	56	398	286	180	156	239	1,071	34	2,420
Substandard	207	199	315	109	138	153	749	22	1,892
Doubtful	81	36	42	38	3	34	87	4	325
Total commercial	$10,683	$9,445	$7,862	$3,746	$2,200	$3,998	$22,459	$400	$60,793
(1) Includes $4.2 billion PPP loans designated as pass that are fully guaranteed by the SBA originating in 2020.
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
Citizens Financial Group, Inc. | 57

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of March 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$307	$3,088	$1,756	$556	$1,014	$3,023	$—	$—	$9,744
740-799	729	2,369	944	337	446	1,442	—	—	6,267
680-739	175	699	331	140	157	681	—	—	2,183
620-679	14	96	93	46	65	306	—	—	620
<620	2	25	28	40	53	224	—	—	372
No FICO available(1)	2	2	1	—	—	11	—	—	16
Total residential mortgages	1,229	6,279	3,153	1,119	1,735	5,687	—	—	19,202
Home equity
800+	—	3	7	8	6	192	4,288	335	4,839
740-799	—	1	5	6	6	170	3,167	317	3,672
680-739	—	1	6	11	16	175	1,610	270	2,089
620-679	—	3	13	20	23	144	363	189	755
<620	—	5	21	33	26	124	87	203	499
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	—	13	52	78	77	805	9,515	1,314	11,854
Automobile
800+	370	997	749	378	265	168	—	—	2,927
740-799	495	1,426	906	460	288	169	—	—	3,744
680-739	441	1,253	781	396	232	136	—	—	3,239
620-679	188	616	421	220	131	86	—	—	1,662
<620	18	159	218	168	117	87	—	—	767
No FICO available(1)	2	1	—	—	—	2	—	—	5
Total automobile	1,514	4,452	3,075	1,622	1,033	648	—	—	12,344
Education
800+	347	1,781	1,169	713	647	1,151	—	—	5,808
740-799	399	1,883	971	528	370	638	—	—	4,789
680-739	98	560	326	187	136	312	—	—	1,619
620-679	5	55	50	41	34	125	—	—	310
<620	—	5	12	15	12	62	—	—	106
No FICO available(1)	2	—	—	—	—	57	—	—	59
Total education	851	4,284	2,528	1,484	1,199	2,345	—	—	12,691
Other retail
800+	63	394	269	117	56	49	303	—	1,251
740-799	95	546	359	151	68	42	592	2	1,855
680-739	87	431	245	102	45	22	531	5	1,468
620-679	56	229	88	36	13	7	170	6	605
<620	4	46	35	20	7	4	74	8	198
No FICO available(1)	24	9	—	—	—	—	279	2	314
Total other retail	329	1,655	996	426	189	124	1,949	23	5,691
Retail
800+	1,087	6,263	3,950	1,772	1,988	4,583	4,591	335	24,569
740-799	1,718	6,225	3,185	1,482	1,178	2,461	3,759	319	20,327
680-739	801	2,944	1,689	836	586	1,326	2,141	275	10,598
620-679	263	999	665	363	266	668	533	195	3,952
<620	24	240	314	276	215	501	161	211	1,942
No FICO available(1)	30	12	1	—	—	70	279	2	394
Total retail	$3,923	$16,683	$9,804	$4,729	$4,233	$9,609	$11,464	$1,337	$61,782
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,687	$1,885	$638	$1,129	$1,615	$1,755	$—	$—	$9,709
740-799	2,931	1,133	398	527	743	904	—	—	6,636
680-739	784	351	162	172	295	458	—	—	2,222
620-679	97	94	44	56	66	223	—	—	580
<620	12	28	35	58	50	185	—	—	368
No FICO available(1)	1	2	1	5	1	14	—	—	24
Total residential mortgages	6,512	3,493	1,278	1,947	2,770	3,539	—	—	19,539
Home equity
800+	2	8	10	7	5	216	4,319	344	4,911
740-799	2	6	7	6	5	180	3,234	331	3,771
680-739	1	6	10	15	8	179	1,632	284	2,135
620-679	—	10	18	21	14	136	402	195	796
<620	1	17	30	29	18	122	105	214	536
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	6	47	75	78	50	833	9,692	1,368	12,149
Automobile
800+	1,056	812	424	312	169	62	—	—	2,835
740-799	1,514	1,022	531	344	172	59	—	—	3,642
680-739	1,347	889	461	282	138	47	—	—	3,164
620-679	669	484	259	157	84	32	—	—	1,685
<620	140	242	189	137	79	34	—	—	821
No FICO available(1)	2	—	—	—	—	4	—	—	6
Total automobile	4,728	3,449	1,864	1,232	642	238	—	—	12,153
Education
800+	1,817	1,363	849	781	578	777	—	—	6,165
740-799	1,797	1,009	541	387	251	423	—	—	4,408
680-739	450	294	173	127	90	221	—	—	1,355
620-679	26	35	33	28	25	95	—	—	242
<620	2	5	10	10	8	41	—	—	76
No FICO available(1)	2	—	—	—	—	60	—	—	62
Total education	4,094	2,706	1,606	1,333	952	1,617	—	—	12,308
Other retail
800+	461	380	163	77	15	44	341	—	1,481
740-799	620	460	184	81	19	31	638	2	2,035
680-739	495	302	111	48	10	13	561	5	1,545
620-679	248	104	37	14	3	5	174	7	592
<620	24	30	17	6	1	3	77	8	166
No FICO available(1)	54	1	—	—	—	—	272	2	329
Total other retail	1,902	1,277	512	226	48	96	2,063	24	6,148
Retail
800+	6,023	4,448	2,084	2,306	2,382	2,854	4,660	344	25,101
740-799	6,864	3,630	1,661	1,345	1,190	1,597	3,872	333	20,492
680-739	3,077	1,842	917	644	541	918	2,193	289	10,421
620-679	1,040	727	391	276	192	491	576	202	3,895
<620	179	322	281	240	156	385	182	222	1,967
No FICO available(1)	59	3	1	5	1	78	272	2	421
Total retail	$17,242	$10,972	$5,335	$4,816	$4,462	$6,323	$11,755	$1,392	$62,297
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 59

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of March 31, 2021			As of December 31, 2020
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL
Commercial and industrial	$281	$3	$56	$280	$20	$56
Commercial real estate	100	9	37	176	—	2
Leases	1	—	—	2	1	—
Total commercial	382	12	93	458	21	58
Residential mortgages	237	23	178	167	30	96
Home equity	269	—	202	276	—	207
Automobile	70	—	33	72	—	17
Education	22	2	2	18	2	2
Other retail	28	9	2	28	9	—
Total retail	626	34	417	561	41	322
Total loans and leases	$1,008	$46	$510	$1,019	$62	$380
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
    The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	March 31, 2021					December 31, 2020
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90 or More	Total	Current-29	30-59	60-89	90 or More	Total
Commercial and industrial	$43,768	$178	$20	$92	$44,058	$43,817	$223	$16	$117	$44,173
Commercial real estate	14,440	60	36	17	14,553	14,531	1	85	35	14,652
Leases	1,798	2	—	2	1,802	1,956	9	—	3	1,968
Total commercial	60,006	240	56	111	60,413	60,304	233	101	155	60,793
Residential mortgages	18,951	55	11	185	19,202	19,291	59	21	168	19,539
Home equity	11,599	46	19	190	11,854	11,848	61	28	212	12,149
Automobile	12,176	117	41	10	12,344	11,901	170	65	17	12,153
Education	12,638	29	13	11	12,691	12,255	33	13	7	12,308
Other retail	5,602	31	24	34	5,691	6,047	38	29	34	6,148
Total retail loans	60,966	278	108	430	61,782	61,342	361	156	438	62,297
Total	$120,972	$518	$164	$541	$122,195	$121,646	$594	$257	$593	$123,090
At March 31, 2021 and December 31, 2020, the Company had collateral-dependent residential mortgage and home equity loans totaling $613 million and $552 million, respectively. At March 31, 2021 and December 31, 2020, the Company had collateral-dependent commercial loans totaling $110 million and $206 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process was $112 million and $119 million as of March 31, 2021 and December 31, 2020, respectively.
Citizens Financial Group, Inc. | 60

Troubled Debt Restructurings
The following table summarizes TDRs by portfolio segment and total unfunded commitments:

(in millions)	March 31, 2021	December 31, 2020
Commercial	$367	$257
Retail	714	718
Unfunded commitments related to TDRs	167	49
The following tables below summarize how loans were modified during the three months ended March 31, 2021 and March 31, 2020. The reported balances represent the post-modification outstanding amortized cost basis and can include loans that became TDRs during the period and were paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

	Three Months Ended March 31, 2021
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial and industrial	—	$—	3	$3	4	$—
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	3	3	4	—
Residential mortgages	20	4	9	6	13	3
Home equity	34	2	41	5	72	4
Automobile	21	—	52	—	596	8
Education	—	—	—	—	147	4
Other retail	556	3	—	—	74	1
Total retail loans	631	9	102	11	902	20
Total	631	$9	105	$14	906	$20

	Three Months Ended March 31, 2020
	Primary Modification Types
	Interest Rate Reduction(1)		Maturity Extension(2)		Other(3)
(dollars in millions)	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
Commercial and industrial	—	$—	2	$—	17	$41
Commercial real estate	—	—	—	—	—	—
Total commercial loans	—	—	2	—	17	41
Residential mortgages	38	6	37	7	21	4
Home equity	46	4	6	—	71	4
Automobile	47	1	—	—	183	2
Education	—	—	—	—	91	2
Other retail	861	4	—	—	112	1
Total retail loans	992	15	43	7	478	13
Total	992	$15	45	$7	495	$54
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
The net change to ALLL resulting from modifications of loans for the three months ended March 31, 2021 and 2020 was $0 million and $4 million, respectively. Charge-offs may also be recorded on TDRs. Citizens recorded $2 million of charge-offs related to TDRs for each of the three months ended March 31, 2021 and 2020.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to March 31, 2021 and 2020. For commercial loans, the amortized cost basis of TDRs that defaulted within 12 months of their modification date was $22 million and $13 million in the three months ended March 31, 2021 and 2020,
Citizens Financial Group, Inc. | 61

respectively. For retail loans, there were $15 million and $11 million of loans which defaulted within 12 months of their restructuring date for the three months ended March 31, 2021 and 2020, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2021 and December 31, 2020, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
Certain loan products, including residential mortgages, home equity loans and lines of credit, and credit cards, have contractual features that may increase credit exposure to the Company in the event of an increase in interest rates or a decline in housing values. These products include loans that exceed 90% of the value of the underlying collateral (high LTV loans), interest-only residential mortgages, and loans with low introductory rates. The following tables present balances of loans with these characteristics:

	March 31, 2021
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$224	$41	$—	$265
Interest-only	2,936	—	—	2,936
Low introductory rate	—	—	145	145
Multiple characteristics and other	2	—	—	2
Total	$3,162	$41	$145	$3,348

	December 31, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$289	$64	$—	$353
Interest-only	2,801	—	—	2,801
Low introductory rate	—	—	170	170
Total	$3,090	$64	$170	$3,324
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

	Three Months Ended March 31,
(in millions)	2021	2020
Cash proceeds from residential mortgage loans sold with servicing retained	$9,038	$5,272
Gain on sales (1)	140	143
Contractually specified servicing, late and other ancillary fees (1)	58	58
(1) Reported in mortgage banking fees on the Consolidated Statements of Operations.
The Company records MSRs at fair value method each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of the related residential mortgage loans was $81.8 billion and $81.2 billion as of March 31, 2021 and
Citizens Financial Group, Inc. | 62

December 31, 2020, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(in millions)	2021	2020
Fair value as of beginning of the period	$658	$642
Transfers upon election of fair value method(1)	—	190
Fair value as of beginning of the period, adjusted	658	832
Amounts capitalized	87	67
Changes in unpaid principal balance during the period (2)	(58)	(40)
Changes in fair value during the period (3)	206	(282)
Fair value at end of the period	$893	$577
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

	March 31, 2021			December 31, 2020
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$893	50 bps adverse change	100 bps adverse change	$658	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.9			4.2
Weighted average constant prepayment rate	11.3%	$103	$228	17.3%	$122	$202
Weighted average option adjusted spread	582 bps	18	37	595 bps	12	24
Citizens accounts for derivatives in its mortgage banking operations at fair value on the Consolidated Balance Sheets as derivative assets or derivative liabilities, depending on whether the derivative had a positive (asset) or negative (liability) fair value as of the balance sheet date. The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 8 for additional information.
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	March 31, 2021	December 31, 2020
Education(1)	$903	$974
Commercial(2)	55	51
(1) Represents the servicing associated with education loans sold.
(2) Represents the government guaranteed portion of SBA loans sold to outside investors.
Citizens Financial Group, Inc. | 63

NOTE 6 - VARIABLE INTEREST ENTITIES
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

(in millions)	March 31, 2021	December 31, 2020
Lending to special purpose entities included in loans and leases	$1,269	$1,295
LIHTC investment included in other assets	1,776	1,687
LIHTC unfunded commitments included in other liabilities	874	875
Investment in asset-backed securities included in HTM securities	854	893
Renewable energy investments included in other assets	459	403
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the lending facilities had aggregate unpaid principal balances of $1.3 billion in each period, and undrawn commitments to extend credit of $1.7 billion and $1.5 billion, respectively.
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
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2021	2020
Tax credits included in income tax expense	$51	$41
Other tax benefits included in income tax expense	12	10
Total tax benefit included in income tax expense	63	51
Less: Amortization expense included in income tax expense	53	43
Net benefit from affordable housing tax credit investments included in income tax expense	$10	$8
No LIHTC investment impairment losses were recognized three months ended March 31, 2021 and 2020, respectively.
Asset-backed securities
Citizens invests in certain asset-backed securities that are sponsored by legal entities determined to be VIEs. Each reporting period, Citizens is required to evaluate any changes in its involvement with the VIEs that issue the asset-backed securities to determine if the Company is required to consolidate the VIE. As of March 31,
Citizens Financial Group, Inc. | 64

2021, the Company concluded, based on the fact that the activities which most significantly affect the performance of the VIE are controlled by the equity holder in the VIE, and not by Citizens; therefore, Citizens is not the primary beneficiary of the VIE and does not consolidate the VIE. The Company accounts for its investment in the debt issued by these entities as HTM asset-backed securities on the Consolidated Balance Sheets.
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
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $70 million and $243 million as of March 31, 2021 and December 31, 2020, respectively.
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	March 31, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021	$350	$350
4.150% fixed-rate subordinated debt, due September 2022 (1)	168	182
3.750% fixed-rate subordinated debt, due July 2024 (1)	90	159
4.023% fixed-rate subordinated debt, due October 2024 (1)	17	25
4.350% fixed-rate subordinated debt, due August 2025 (1)	133	193
4.300% fixed-rate subordinated debt, due December 2025 (1)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	297	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031 (1)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031 (1)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031 (1)	60	—
2.638% fixed-rate subordinated debt, due September 2032	545	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	1,000	1,003
3.250% senior unsecured notes, due February 2022	712	716
0.918% floating-rate senior unsecured notes, due February 2022 (2)	300	299
1.000% floating-rate senior unsecured notes, due May 2022 (2)	250	250
2.650% senior unsecured notes, due May 2022	508	510
3.700% senior unsecured notes, due March 2023	523	527
1.143% floating-rate senior unsecured notes, due March 2023 (2)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	536	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.920% weighted average rate, due through 2038	19	19
Other	30	35
Total long-term borrowed funds	$8,316	$8,346
(1) March 31, 2021 balances reflect the February 2021 completion of $265 million in private exchange offers for five series of outstanding subordinated notes whereby participants received newly issued 3.750%, 4.300%, and 4.350% fixed-rate reset subordinated notes due 2031 which are redeemable by the Company five years prior to their maturity.
(2) Rate disclosed reflects the floating rate as of March 31, 2021 or final rate, as applicable.
The Parent Company’s long-term borrowed funds as of March 31, 2021 and December 31, 2020 included
Citizens Financial Group, Inc. | 65

principal balances of $3.5 billion and unamortized deferred issuance costs and/or discounts of $87 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2021 and December 31, 2020 included principal balances of $4.8 billion with unamortized deferred issuance costs and/or discounts of $10 million and $11 million, respectively, and hedging basis adjustments of $85 million and $112 million, respectively. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.8 billion and $3.2 billion at March 31, 2021 and December 31, 2020, respectively. The Company’s available FHLB borrowing capacity was $14.1 billion and $13.9 billion at March 31, 2021 and December 31, 2020, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2021, the Company’s unused secured borrowing capacity was approximately $66.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents a summary of maturities for the Company’s long-term borrowed funds at March 31, 2021:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2021	$350	$1,006	$1,356
2022	168	1,777	1,945
2023	—	774	774
2024	107	1	108
2025	469	759	1,228
2026 and thereafter	2,348	557	2,905
Total	$3,442	$4,874	$8,316
NOTE 8 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Certain derivatives are cleared through a central clearing house. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC-cleared derivative instruments are typically settled in cash each day based on the prior day value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 19 in the Company’s 2020 Form 10-K.
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
Citizens Financial Group, Inc. | 66

The following table presents derivative instruments included on the Consolidated Balance Sheets:

	March 31, 2021			December 31, 2020
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$26,550	$3	$2	$22,300	$1	$3
Derivatives not designated as hedging instruments:
Interest rate contracts	148,086	1,122	182	149,021	1,565	214
Foreign exchange contracts	18,731	273	213	16,789	320	291
Commodities contracts	294	135	138	246	62	61
TBA contracts	12,842	156	16	11,149	8	65
Other contracts	7,527	38	—	8,051	197	—
Total derivatives not designated as hedging instruments		1,724	549		2,152	631
Gross derivative fair values		1,727	551		2,153	634
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(190)	(190)		(182)	(182)
Less: Cash collateral applied (2)		(239)	(250)		(56)	(324)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,298	$111		$1,915	$128
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
Citizens Financial Group, Inc. | 67

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2021	2020	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($28)	$93	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	28	(92)	Interest expense - long-term borrowed funds
Interest rate swaps hedging fixed rate loans	—	17	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	(17)	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	28	(107)	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(28)	107	Interest income - investment securities
The following table reflects amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2021		December 31, 2020
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$9,549	$—	$10,869	$—
Carrying amount of hedged liabilities	—	3,280	—	3,307
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	68	85	96	112
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $9.5 billion and $10.9 billion as of March 31, 2021 and December 31, 2020, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets, and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $94 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(in millions)	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	($28)	$129
Amount of pre-tax net gains reclassified from OCI into interest income	46	5
Amount of pre-tax net losses reclassified from OCI into interest expense	(12)	(1)

Derivatives Not Designated As Hedging Instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and derivatives to hedge its residential MSR portfolio. Customer derivatives include interest rate, foreign exchange
Citizens Financial Group, Inc. | 68

and commodity derivative contracts designed to meet the hedging and financing needs of the Company’s customers, and are economically hedged by the Company to offset its market exposure. Interest rate lock commitments on residential mortgage loans that will be held for sale are considered derivative instruments, and are economically hedged by entering into forward sale commitments to manage changes in fair value due to interest rate risk. Residential MSR portfolio derivatives are entered to hedge the risk of changes in the fair value of the Company’s MSR asset.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2021	2020
Economic hedge type:
Customer interest rate contracts	($348)	$1,089	Foreign exchange and interest rate products
Customer foreign exchange contracts	(116)	(30)	Foreign exchange and interest rate products
Customer commodity contracts	94	(63)	Foreign exchange and interest rate products
Derivative contracts to hedge interest rate risk	356	(1,084)	Foreign exchange and interest rate products
Derivative contracts to hedge foreign exchange risk	150	99	Foreign exchange and interest rate products
Derivative transactions to hedge commodity price risk	(92)	63	Foreign exchange and interest rate products
Residential loan commitments	(238)	140	Mortgage banking fees
Derivative contracts used to hedge residential loan commitments	275	(129)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(182)	271	Mortgage banking fees
Total	($101)	$356
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(in millions)	Net Unrealized (Losses) Gains on Derivatives	Net Unrealized (Losses) Gains on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income before reclassifications	96	400	—	496
Amounts reclassified to the Consolidated Statements of Operations	(3)	—	3	—
Net other comprehensive income	93	400	3	496
Balance at March 31, 2020	$96	$401	($412)	$85
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive loss before reclassifications	(21)	(307)	—	(328)
Amounts reclassified to the Consolidated Statements of Operations	(25)	(2)	4	(23)
Net other comprehensive (loss) income	(46)	(309)	4	(351)
Balance at March 31, 2021	($57)	$71	($425)	($411)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 69

NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2021			December 31, 2020
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		250,000		$247	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Total			2,000,000		$1,965	2,000,000	$1,965
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 16 to the Company’s Consolidated Financial Statements in the 2020 Form 10-K.
Dividends

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions, except per share and share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$167	$167	$0.39	$168	$168
Preferred stock
Series A	$10.49	$3	$3	$27.50	$7	$—
Series B	—	—	9	—	—	9
Series C	15.94	5	5	15.94	5	5
Series D	15.88	5	5	15.88	5	5
Series E	12.50	5	5	12.50	5	4
Series F	14.13	5	5	—	—	—
Total preferred stock		$23	$32		$22	$23
Treasury Stock
During the three months ended March 31, 2021, the Company repurchased $95 million, or 2,244,924 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2020 Form 10-K.

(in millions)	March 31, 2021	December 31, 2020
Commitments to extend credit	$76,200	$74,160
Letters of credit	2,077	2,239
Risk participation agreements	71	98
Loans sold with recourse	58	54
Marketing rights	29	29
Total	$78,435	$76,580
Citizens Financial Group, Inc. | 70

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
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amounts of allowances for unfunded commitments. Standby letters of credit and commercial letters of credit are issued for terms of up to ten years and one year, respectively.
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. RPAs generally have terms ranging from one year to five years; however, certain outstanding agreements have terms as long as nine years.
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
Citizens Financial Group, Inc. | 71

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
NOTE 12 - FAIR VALUE MEASUREMENTS
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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2021			December 31, 2020
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$4,208	$4,165	$43	$3,416	$3,260	$156
Commercial and industrial, and commercial real estate loans held for sale, at fair value	96	98	(2)	148	153	(5)
For more information on the election of the fair value option for these assets see Note 19 in the Company’s 2020 Form 10-K.

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 19 in the Company’s 2020 Form 10-K.
Derivatives - Commodities Contracts
The fair value of commodity derivatives uses the mid-point of market observable quoted prices as an input into the fair value model. The model uses the observed market prices combined with other market observed inputs to derive the fair value of the instrument, which generally classifies it as Level 2 instrument. This type of derivative is exposed to counterparty risk; therefore, the Company adjusts the fair value of the contract by the credit valuation adjustment.
Citizens Financial Group, Inc. | 72

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$24,453	$—	$24,453	$—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	24,467	11	24,456	—
Loans held for sale, at fair value:
Residential loans held for sale	4,208	—	4,208	—
Commercial loans held for sale	96	—	96	—
Total loans held for sale, at fair value	4,304	—	4,304	—
Mortgage servicing rights	893	—	—	893
Derivative assets:
Interest rate contracts	1,125	—	1,125	—
Foreign exchange contracts	273	—	273	—
Commodities contracts	135	—	135	—
TBA contracts	156	—	156	—
Other contracts	38	—	—	38
Total derivative assets	1,727	—	1,689	38
Equity securities, at fair value	73	73	—	—
Total assets	$31,464	$84	$30,449	$931
Derivative liabilities:
Interest rate contracts	$184	$—	$184	$—
Foreign exchange contracts	213	—	213	—
Commodities contracts	138	—	138	—
TBA contracts	16	—	16	—
Total derivative liabilities	551	—	551	—
Total liabilities	$551	$—	$551	$—
Citizens Financial Group, Inc. | 73

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,928	$—	$22,928	$—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	22,942	11	22,931	—
Loans held for sale, at fair value:
Residential loans held for sale	3,416	—	3,416	—
Commercial loans held for sale	148	—	148	—
Total loans held for sale, at fair value	3,564	—	3,564	—
Mortgage servicing rights	658	—	—	658
Derivative assets:
Interest rate contracts	1,566	—	1,566	—
Foreign exchange contracts	320	—	320	—
Commodities contracts	62	—	62	—
TBA contracts	8	—	8	—
Other contracts	197	—	—	197
Total derivative assets	2,153	—	1,956	197
Equity securities, at fair value	66	66	—	—
Total assets	$29,383	$77	$28,451	$855
Derivative liabilities:
Interest rate contracts	$217	$—	$217	$—
Foreign exchange contracts	291	—	291	—
Commodities contracts	61		61
TBA contracts	65	—	65	—
Total derivative liabilities	634	—	634	—
Total liabilities	$634	$—	$634	$—
The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$658	$197
Issuances	87	162
Settlements (2)	(58)	(83)
Changes in fair value during the period recognized in earnings (3)	206	(238)
Ending balance	$893	$38

	Three Months Ended March 31, 2020
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$642	$19
Transfers upon election of fair value method (1)	190	—
Beginning balance, adjusted	832	19
Issuances	67	171
Settlements (2)	(40)	(76)
Changes in fair value during the period recognized in earnings (3)	(282)	29
Ending balance	$577	$143
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
Citizens Financial Group, Inc. | 74

The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of March 31, 2021
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	9.96-16.58% CPR (11.3% CPR)
		Option adjusted spread	350-1,509 bps (582 bps)
Other derivative contracts	Internal Model	Pull through rate	18.26-100.00% (82.01%)
		MSR value	(16.59)-164.28 bps (92.86 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2020 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2021	2020
Collateral-dependent loans	($19)	($34)

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2021				December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$724	$—	$724	$—	$758	$—	$758	$—
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,995	$3,077	$—	$—	$2,139	$2,223	$856	$854
Other loans held for sale	75	75	—	—	—	—	75	75
Loans and leases	122,195	122,365	—	—	724	724	121,471	121,641
Other assets	603	603	—	—	595	595	8	8
Financial liabilities:
Deposits	151,349	151,384	—	—	151,349	151,384	—	—
Short-term borrowed funds	70	70	—	—	70	70	—	—
Long-term borrowed funds	8,316	8,618	—	—	8,316	8,618	—	—
Citizens Financial Group, Inc. | 75

	December 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,235	$3,357	$—	$—	$2,342	$2,464	$893	$893
Other loans held for sale	439	439	—	—	—	—	439	439
Loans and leases	123,090	123,678	—	—	758	758	122,332	122,920
Other assets	604	604	—	—	596	596	8	8
Financial liabilities:
Deposits	147,164	147,223	—	—	147,164	147,223	—	—
Short-term borrowed funds	243	243	—	—	243	243	—	—
Long-term borrowed funds	8,346	8,850	—	—	8,346	8,850	—	—
NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Consolidated (1)	Consumer Banking	Commercial Banking	Consolidated (1)
Service charges and fees	$74	$25	$99	$92	$26	$118
Card fees	47	7	54	45	10	55
Capital markets fees	—	72	72	—	65	65
Trust and investment services fees	58	—	58	53	—	53
Other banking fees	—	2	2	—	3	3
Total revenue from contracts with customers	$179	$106	$285	$190	$104	$294
(1) There is no revenue from contracts with customers included in Other non-segment operations.
The Company recognized trailing commissions of $4 million for the three months ended March 31, 2021 and 2020 related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.
Revenue from Other Sources

	Three Months Ended March 31,
(in millions)	2021	2020
Bank-owned life insurance	$14	$14
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2021	2020
Promotional expense	$19	$24
Other	72	87
Other operating expense	$91	$111

Citizens Financial Group, Inc. | 76

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per share data)	2021	2020
Numerator (basic and diluted):
Net income	$611	$34
Less: Preferred stock dividends	23	22
Net income available to common stockholders	$588	$12
Denominator:
Weighted-average common shares outstanding - basic	425,953,716	427,718,421
Dilutive common shares: share-based awards	1,926,814	1,670,434
Weighted-average common shares outstanding - diluted	427,880,530	429,388,855
Earnings per common share:
Basic	$1.38	$0.03
Diluted (1)	1.37	0.03
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 305,210 and 1,030,745 for the three months ended March 31, 2021 and 2020, respectively.
NOTE 16 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 25 in the Company’s 2020 Form 10-K.

	As of and for the Three Months Ended March 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$863	$421	($167)	$1,117
Noninterest income	351	170	21	542
Total revenue	1,214	591	(146)	1,659
Noninterest expense	750	227	41	1,018
Profit (loss) before provision for credit losses	464	364	(187)	641
Provision for credit losses	59	101	(300)	(140)
Income before income tax expense	405	263	113	781
Income tax expense	103	52	15	170
Net income	$302	$211	$98	$611
Total average assets	$75,283	$57,738	$49,548	$182,569

	As of and for the Three Months Ended March 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$793	$365	$2	$1,160
Noninterest income	357	125	15	497
Total revenue	1,150	490	17	1,657
Noninterest expense	738	221	53	1,012
Profit (loss) before provision for credit losses	412	269	(36)	645
Provision for credit losses	97	43	460	600
Income (loss) before income tax expense (benefit)	315	226	(496)	45
Income tax expense (benefit)	79	47	(115)	11
Net income (loss)	$236	$179	($381)	$34
Total average assets	$68,415	$59,005	$39,757	$167,177
There have been no significant changes in the management accounting practices utilized by the Company
Citizens Financial Group, Inc. | 77

regarding the basis of presentation for segment results as discussed in Note 25 in the Company’s 2020 Form 10-K.
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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is presented in Note 11, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of the repurchases of the Company’s common stock during the three months ended March 31, 2021 are included below:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs (1)
January 1, 2021 - January 31, 2021	2,103,412	$42.32	2,103,412	$660,988,442
February 1, 2021 - February 28, 2021	—	$—	—	$660,988,442
March 1, 2021 - March 31, 2021	141,512	$42.32	141,512	$655,000,000
(1) On January 20, 2021, the Company announced that its Board of Directors has authorized share repurchases of CFG common stock of up to $750 million commencing in the first quarter of 2021. This share repurchase plan allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 24, 2020)

Citizens Financial Group, Inc. | 78

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 79

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 80