Form 10-Q
period 2021-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2021-08-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 426,083,147 shares of Registrant’s common stock ($0.01 par value) outstanding on July 23, 2021.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rate Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Elevated cash	Cash above targeted operating levels
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
Citizens Financial Group, Inc. | 3

GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HTM	Held To Maturity
ICE	Intercontinental Exchange
Investors	Investors Bancorp, Inc.
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NPLs	Nonaccrual loans and leases
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Citizens Financial Group, Inc. | 4

Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
Citizens Financial Group, Inc. | 5

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 6

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
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including through the integration of Investors and the HSBC branches;
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
•An inability to complete the acquisitions of Investors or the HSBC branches, or changes in the current anticipated timeframe, terms or manner of such acquisitions;
•Greater than expected costs or other difficulties related to the integration of our business and that of Investors and the relevant HSBC branches;
•The inability to retain existing Investors or HSBC clients and employees following the closings of the Investors and HSBC branch acquisitions;
Citizens Financial Group, Inc. | 7

•The occurrence of any event change or other circumstance that could give rise to the right of one or both parties to terminate (i) the agreement to acquire Investors or (ii) the agreement to acquire branches from HSBC; and
•Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. In addition, statements about our net charge-off guidance constitute forward-looking statements and are subject to the risk that the actual charge-offs may differ, possibly materially, from what is reflected in those statements due to, among other potential factors, the impact of the COVID-19 pandemic and the effectiveness of stimulus and forbearance programs in response, changes in economic conditions, and idiosyncratic events affecting our commercial loans. Statements about Citizens’ agreement and plan of merger, dated July 28, 2021 (the “Investors acquisition agreement”) with Investors Bancorp, Inc. and CBNA’s agreement dated May 26, 2021 (“HSBC branch acquisition agreement”) with HSBC to acquire certain branches from HSBC also constitute forward-looking statements and are subject to the risk that actual results could be materially different from those expressed in those statements, including if either of both transactions are not consummated in a timely manner or at all, or if integration is more costly or difficult than expected.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part II, Item 1A of this report and Part I, Item 1A of our 2020 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $185.1 billion in assets as of June 30, 2021. Our mission is to help customers, colleagues and communities each reach their potential by listening to them and understanding their needs in order to offer tailored advice, ideas and solutions. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center as well as the convenience of approximately 3,000 ATMs and 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer corporate, institutional and not-for-profit clients a full range of wholesale banking products and services including lending and deposits, capital markets, treasury services, foreign exchange and interest rate products, and asset finance. More information is available at www.citizensbank.com.
On May 26, 2021, CBNA entered into an agreement to acquire 80 East Coast branches and the national online deposit business from HSBC. The acquisition provides an attractive entry into important metro markets and supports our national expansion strategy. Under the agreement, CBNA will acquire approximately $9.0 billion in deposits and approximately $2.2 billion in loans for a 2.0 percent premium paid on deposits at closing. The 80 branch purchase includes 66 locations in the New York City Metro area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida. The transaction is expected to close in the first quarter of 2022, subject to customary closing terms and conditions and regulatory approvals.
On July 28, 2021 Citizens entered into a definitive agreement and a plan of merger under which Citizens will acquire Investors for a combination of stock and cash. The acquisition of Investors enhances Citizens’ banking franchise, adding an attractive middle market/small business and consumer customer base while building its physical presence in the northeast with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. See Note 17 in Item 1 for further information.
Citizens Financial Group, Inc. | 8

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
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying”, “excluding elevated cash”, “excluding PPP loans”, as well as other results excluding the impact of certain items. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results or results excluding the impact of certain items in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and useful to consider in addition to our GAAP financial results.
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
FINANCIAL PERFORMANCE
Quarterly Results - Key Highlights
    Second quarter 2021 net income of $648 million increased 156% from $253 million in the second quarter of 2020, with earnings per diluted common share of $1.44, up $0.91 from $0.53 per diluted common share in the second quarter of 2020. Second quarter 2021 ROTCE of 17.5% compared to 6.6% in the second quarter of 2020.
    Second quarter 2021 results reflected $8 million of expenses, net of tax benefit, or $0.02 per diluted common share, from notable items largely tied to TOP 6 transformational and revenue and efficiency initiatives as well as integration costs. Second quarter 2020 results reflected $10 million of expenses, net of tax benefit, or $0.02 per diluted common share, of notable items largely tied to TOP 6 transformational and revenue and efficiency initiatives as well as integration costs. On an Underlying basis, which excludes notable items, second quarter 2021 net income available to common stockholders of $624 million compared with $235 million in the second quarter of 2020. Underlying EPS of $1.46 compared to $0.55 in the second quarter of 2020. Underlying second quarter 2021 ROTCE of 17.7% compared with 6.9% in the second quarter of 2020. Second quarter 2021 tangible book value per common share of $33.95 increased 6% from the second quarter of 2020.

Table 1: Notable Items
	Three Months Ended June 30,
	2021			2020
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$991	$183	$648	$979	$54	$253
Less notable items:
Total integration costs	2	(1)	(1)	2	(1)	(1)
Other notable items(1)	9	(2)	(7)	17	(8)	(9)
Total notable items	11	(3)	(8)	19	(9)	(10)
Underlying results (non-GAAP)	$980	$186	$656	$960	$63	$263
(1) Other notable items for the second quarter of 2021 and 2020 include noninterest expense of $9 million and $17 million, respectively, related to our TOP 6
Citizens Financial Group, Inc. | 9

transformational and revenue and efficiency initiatives.

•Total revenue of $1.6 billion decreased $141 million, or 8%, from the second quarter of 2020, driven by declines of 18% and 3% in noninterest income and net interest income, respectively.
•Net interest income of $1.1 billion decreased 3% compared to the second quarter of 2020 given lower net interest margin, partially offset by 2% growth in interest-earning assets.
◦Net interest margin of 2.71% decreased 16 basis points compared to 2.87% in the second quarter of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing.
–Net interest margin on a fully taxable-equivalent basis of 2.72% decreased 16 basis points compared to 2.88% in the second quarter of 2020.
–Average loans and leases of $123.5 billion decreased $5.3 billion, or 4%, from $128.8 billion in the second quarter of 2020, driven by a $6.8 billion decrease in commercial reflecting line of credit repayments and net payoffs partially offset by a $1.2 billion increase in PPP loans. The overall decrease in commercial was partially offset by a $1.5 billion increase in retail driven by growth in education and residential mortgage, which reflects the exercise of the early buyout option of loans previously sold to GNMA, partially offset by decreases in home equity and other retail given run-off of personal unsecured installment loans.
–Average deposits of $150.3 billion increased $8.8 billion, or 6%, from $141.6 billion in the second quarter of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
◦Noninterest income of $485 million decreased $105 million, or 18%, from the second quarter of 2020, driven by a decline in mortgage banking fees, partially offset by higher capital markets fees, trust and investment services fees, services charges and fees, and card fees.
•Noninterest expense of $991 million was stable compared to the second quarter of 2020.
◦On an Underlying basis, noninterest expense of $980 million increased $20 million, or 2%, from the second quarter of 2020, reflecting higher outside services, equipment and software expense and salaries and employee benefits, partially offset by a decrease in other operating expense.
•The efficiency ratio of 61.6% compared to 55.9% in the second quarter of 2020.
◦On an Underlying basis, the efficiency ratio of 60.9% compared to 54.9% in the second quarter of 2020.
•Credit provision benefit of $213 million compares with a $464 million credit provision expense in the second quarter of 2020, reflecting strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook.
Year to Date and Period End - Key Highlights
Net income of $1.3 billion increased $972 million from the first half of 2020, with earnings per diluted common share of $2.81, up $2.26 from $0.55 per diluted common share in the first half of 2020. ROTCE of 17.3% increased from 3.5% in the first half of 2020. Improved results primarily reflect the impact of the COVID-19 pandemic and associated lockdowns in the first half of 2020, resulting in a significant ACL reserve build in the first half of 2020.
In the first half of 2021, results reflected $23 million of expenses, net of tax benefit, or $0.06 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives as well as integration costs. In the first half of 2020, there were $35 million of expenses, net of tax benefit, or $0.09 per diluted common share, from notable items, largely tied to TOP 6 transformational and revenue and efficiency initiatives as well as integration costs.
Citizens Financial Group, Inc. | 10

Table 2: Notable Items
	Six Months Ended June 30,
	2021			2020
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$2,009	$353	$1,259	$1,991	$65	$287
Less notable items:
Total integration costs	2	(1)	(1)	6	(2)	(4)
Other notable items (1)	29	(7)	(22)	46	(15)	(31)
Total notable items	31	(8)	(23)	52	(17)	(35)
Underlying results (non-GAAP)	$1,978	$361	$1,282	$1,939	$82	$322
(1) For the six months ended June 30, 2021 and 2020, Other notable items include noninterest expense of $29 million and $46 million, respectively, related to our TOP 6 transformational and revenue and efficiency initiatives. Other notable items for the six months ended June 30, 2020 also included a $4 million income tax benefit related to legacy tax matters.
•Net income available to common stockholders of $1.2 billion increased $967 million, compared to $237 million in the first half of 2020.
◦On an Underlying basis, which excludes notable items, first half 2021 net income available to common stockholders of $1.2 billion compared with $272 million in the first half of 2020.
◦On an Underlying basis, EPS of $2.87 compared to $0.64 in the first half of 2020.
•Total revenue of $3.3 billion decreased $139 million, or 4%, from the first half of 2020, driven by declines of 6% and 3% in noninterest income and net interest income, respectively.
◦Net interest income of $2.2 billion decreased 3% given lower net interest margin, partially offset by 6% growth in interest-earning assets.
◦Net interest margin of 2.73% decreased 25 basis points from 2.98% in the first half of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing.
–Net interest margin on a FTE basis of 2.74% decreased by 25 basis points, compared to 2.99% in the first half of 2020.
–Average loans and leases of $123.2 billion decreased $1.7 billion, or 1%, from $124.9 billion in the first half of 2020, driven by a $2.7 billion decrease in commercial reflecting line of credit repayments and net payoffs, partially offset by a $960 million increase in retail driven by growth in education and residential mortgage, which reflects the exercise of the early buyout option of loans previously sold to GNMA, partially offset by decreases in home equity and other retail given run-off of personal unsecured installment loans.
–Period-end loans declined $509 million from the fourth quarter of 2020, reflecting a 3% decline in commercial, partially offset by 2% growth in retail.
–Average deposits of $148.5 billion increased $14.4 billion, or 11%, from $134.1 billion in the first half of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
–Period-end deposit growth of $3.5 billion, or 2%, from the fourth quarter of 2020, reflecting growth in demand deposits, savings and checking with interest, partially offset by a decline in term deposits and money market accounts.
◦Noninterest income of $1.0 billion decreased $60 million, or 6%, from the first half of 2020, driven by by a decline in mortgage banking fees, partially offset by higher capital markets fees, trust and investment services fees, card fees, and letter of credit and loan fees.
•Noninterest expense of $2.0 billion was stable compared to the first half of 2020.
◦On an Underlying basis, noninterest expense increased 2% from the first half of 2020, reflecting higher outside services, equipment and software expense, and salaries and employee benefits, partially offset by a decrease in other operating expense.
Citizens Financial Group, Inc. | 11

•The efficiency ratio of 61.5% compared to 58.4% for the first half of 2020, and ROTCE of 17.3% compared to 3.5%.
◦On an Underlying basis, the efficiency ratio of 60.6% compared to 56.9% for the first half of 2020, and ROTCE of 17.7% compared to 4.0%.
•Credit provision benefit of $353 million compares with a $1.1 billion credit provision expense for the first half of 2020, reflecting strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook.
•Tangible book value per common share of $33.95 increased 6% from the first half of 2020. Fully diluted average common shares outstanding was stable over the same period.
Citizens Financial Group, Inc. | 12

SELECTED CONSOLIDATED FINANCIAL DATA
The summary of the Consolidated Operating Data for the for the three and six months ended June 30, 2021 and 2020 and the summary Consolidated Balance Sheet data as of June 30, 2021 and December 31, 2020 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

Table 3: Summary of Consolidated Operating Data
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
OPERATING DATA:
Net interest income	$1,124	$1,160	$2,241	$2,320
Noninterest income	485	590	1,027	1,087
Total revenue	1,609	1,750	3,268	3,407
Provision for credit losses	(213)	464	(353)	1,064
Noninterest expense	991	979	2,009	1,991
Income before income tax expense	831	307	1,612	352
Income tax expense	183	54	353	65
Net income	$648	$253	$1,259	$287
Net income available to common stockholders	$616	$225	$1,204	$237
Net income per common share - basic	$1.45	$0.53	$2.83	$0.56
Net income per common share - diluted	$1.44	$0.53	$2.81	$0.55
OTHER OPERATING DATA:
Return on average common equity	11.85%	4.44%	11.71%	2.35%
Return on average tangible common equity	17.50	6.62	17.34	3.51
Return on average total assets	1.41	0.57	1.38	0.33
Return on average total tangible assets	1.46	0.59	1.44	0.35
Efficiency ratio	61.63	55.91	61.49	58.43
Operating leverage	(9.42)	4.60	(5.02)	0.48
Net interest margin, FTE(1)	2.72	2.88	2.74	2.99
Effective income tax rate	21.96	17.69	21.86	18.51
(1) Net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%.
Citizens Financial Group, Inc. | 13

Table 4: Summary of Consolidated Balance Sheet data
(dollars in millions)	June 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Total assets	$185,104	$183,349
Loans held for sale, at fair value	3,616	3,564
Other loans held for sale	82	439
Loans and leases	122,581	123,090
Allowance for loan and lease losses	(1,947)	(2,443)
Total securities	27,976	26,847
Goodwill	7,050	7,050
Total liabilities	161,905	160,676
Total deposits	150,636	147,164
Short-term borrowed funds	62	243
Long-term borrowed funds	6,957	8,346
Total stockholders’ equity	23,199	22,673
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases	1.59%	1.98%
Allowance for credit losses to loans and leases	1.70	2.17
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(1)	1.75	2.24
Allowance for loan and lease losses to nonaccruing loans and leases	250	240
Allowance for credit losses to nonaccruing loans and leases	267	262
Nonaccruing loans and leases to loans and leases	0.64	0.83
Capital Ratios:
CET1 capital ratio	10.3%	10.0%
Tier 1 capital ratio	11.6	11.3
Total capital ratio	13.5	13.4
Tier 1 leverage ratio	9.7	9.4
(1) For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 14

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue. It is the difference between the interest earned on interest-earning assets, generally loans, leases and investment securities, and the interest expense incurred in connection with interest-bearing liabilities, generally deposits and borrowed funds. The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” and “—Risk Governance” as described in our 2020 Form 10-K.
The following table presents a five quarter trend of our Net interest margin, FTE and Net interest income:

Second quarter 2021 versus first quarter 2021: Net interest income of $1.1 billion was up 1% given interest-earning asset growth, higher day count and improved funding mix, partially offset by lower net interest margin. Net interest margin on a FTE basis of 2.72% was down 4 basis points, reflecting lower earning asset yields, partially offset by improved funding mix and deposit pricing. Interest-bearing deposit costs of 0.16% decreased 4 basis points.
Citizens Financial Group, Inc. | 15

Table 5: Major Components of Net Interest Income, Quarter-to-Date
	Three Months Ended June 30,
	2021			2020			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$11,259	$3	0.12%	$5,231	$1	0.09%	$6,028	3 bps
Taxable investment securities	27,597	124	1.80	25,180	130	2.15	2,417	(35)
Non-taxable investment securities	3	—	2.60	4	—	2.60	(1)	—
Total investment securities	27,600	124	1.80	25,184	130	2.15	2,416	(35)
Commercial and industrial	44,388	345	3.08	50,443	412	3.23	(6,055)	(15)
Commercial real estate	14,473	95	2.58	14,540	106	2.87	(67)	(29)
Leases	1,792	12	2.76	2,426	16	2.75	(634)	1
Total commercial loans and leases	60,653	452	2.96	67,409	534	3.14	(6,756)	(18)
Residential mortgages	20,242	154	3.04	18,872	150	3.19	1,370	(15)
Home equity	11,825	92	3.13	12,736	111	3.50	(911)	(37)
Automobile	12,526	125	4.00	11,998	129	4.33	528	(33)
Education	12,632	135	4.26	11,183	145	5.21	1,449	(95)
Other retail	5,612	100	7.13	6,557	123	7.52	(945)	(39)
Total retail loans	62,837	606	3.86	61,346	658	4.31	1,491	(45)
Total loans and leases	123,490	1,058	3.42	128,755	1,192	3.69	(5,265)	(27)
Loans held for sale, at fair value	3,751	24	2.55	2,710	20	2.85	1,041	(30)
Other loans held for sale	233	2	2.99	510	7	4.66	(277)	(167)
Interest-earning assets	166,333	1,211	2.90	162,390	1,350	3.33	3,943	(43)
Noninterest-earning assets	18,123			17,403			720
Total assets	$184,456			$179,793			$4,663
Liabilities and Stockholders’ Equity
Checking with interest	$27,278	$5	0.08%	$26,312	$11	0.17%	$966	(9)
Money market accounts	49,394	21	0.17	45,187	39	0.35	4,207	(18)
Regular savings	20,077	5	0.10	15,883	15	0.39	4,194	(29)
Term deposits	6,970	11	0.61	16,470	59	1.44	(9,500)	(83)
Total interest-bearing deposits	103,719	42	0.16	103,852	124	0.48	(133)	(32)
Short-term borrowed funds	69	—	0.87	222	—	0.29	(153)	58
Long-term borrowed funds	7,434	45	2.41	11,755	66	2.22	(4,321)	19
Total borrowed funds	7,503	45	2.40	11,977	66	2.18	(4,474)	22
Total interest-bearing liabilities	111,222	87	0.31	115,829	190	0.66	(4,607)	(35)
Demand deposits	46,630			37,745			8,885
Other liabilities	3,741			4,086			(345)
Total liabilities	161,593			157,660			3,933
Stockholders’ equity	22,863			22,133			730
Total liabilities and stockholders’ equity	$184,456			$179,793			$4,663
Interest rate spread			2.59%			2.67%		(8)
Net interest income and net interest margin		$1,124	2.71%		$1,160	2.87%		(16)
Net interest income and net interest margin, FTE(1)		$1,126	2.72%		$1,163	2.88%		(16)
Memo: Total deposits (interest-bearing and demand)	$150,349	$42	0.11%	$141,597	$124	0.35%	$8,752	(24) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Second quarter 2021 vs second quarter 2020: Net interest income of $1.1 billion decreased 3% from the second quarter of 2020 given lower net interest margin, partially offset by 2% growth in interest-earning assets.
    Net interest margin on a FTE basis of 2.72% decreased 16 basis points compared to 2.88% in the second quarter of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing. Interest-bearing deposit costs decreased 32 basis points. Average interest-earning asset yields of 2.90% decreased 43 basis points from 3.33% in the second quarter of 2020, while average interest-bearing liability costs of 0.31% decreased 35 basis points from 0.66% in the second quarter of 2020.
    Average interest-earning assets of $166.3 billion increased $3.9 billion, or 2%, from the second quarter of 2020, driven by a $6.0 billion increase in cash held in interest-bearing deposits, and a $2.4 billion increase in
Citizens Financial Group, Inc. | 16

investments. Loans and loans held for sale decreased $4.5 billion, or 3%, with a $6.8 billion decrease in average commercial loans and leases reflecting line of credit repayments and net payoffs, partially offset by $4.6 billion of PPP loans. Retail loans increased $1.5 billion driven by growth in education, residential mortgage, and automobile, partially offset by decreases in home equity and other retail given planned run-off of personal unsecured installment loans. Loans held for sale increased $764 million reflecting mortgage originations.
    Average deposits of $150.3 billion increased $8.8 billion, or 6%, from the second quarter of 2020, reflecting an increase in demand deposits, money market accounts, savings, and checking with interest, partially offset by a decrease in term deposits. Average total borrowed funds of $7.5 billion decreased $4.5 billion from the second quarter of 2020, as strong customer deposit inflows allowed for significantly lower levels of FHLB advances and the pay down of senior debt and short-term borrowings. Total borrowed funds costs of $45 million decreased $21 million from the second quarter of 2020. The total borrowed funds cost of 2.40% increased 22 basis points from 2.18% in the second quarter of 2020.

Table 6: Major Components of Net Interest Income, Year-to-Date
	Six Months Ended June 30,
	2021			2020			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$11,061	$6	0.11%	$3,545	$6	0.36%	$7,516	(25) bps
Taxable investment securities	27,316	252	1.84	25,259	277	2.24	2,057	(40)
Non-taxable investment securities	3	—	2.60	4	—	2.60	(1)	—
Total investment securities	27,319	252	1.84	25,263	277	2.24	2,056	(40)
Commercial and industrial	44,338	692	3.10	46,797	829	3.50	(2,459)	(40)
Commercial real estate	14,574	189	2.58	14,208	245	3.40	366	(82)
Leases	1,852	25	2.73	2,454	34	2.79	(602)	(6)
Total commercial loans and leases	60,764	906	2.97	63,459	1,108	3.45	(2,695)	(48)
Residential mortgages	19,817	302	3.05	18,869	314	3.33	948	(28)
Home equity	11,912	187	3.16	12,889	263	4.10	(977)	(94)
Automobile	12,378	250	4.07	12,085	260	4.33	293	(26)
Education	12,534	269	4.32	10,897	294	5.42	1,637	(110)
Other retail	5,765	205	7.19	6,706	255	7.65	(941)	(46)
Total retail loans	62,406	1,213	3.91	61,446	1,386	4.53	960	(62)
Total loans and leases	123,170	2,119	3.44	124,905	2,494	3.98	(1,735)	(54)
Loans held for sale, at fair value	3,535	42	2.40	2,300	35	3.03	1,235	(63)
Other loans held for sale	348	8	4.48	655	16	4.45	(307)	3
Interest-earning assets	165,433	2,427	2.94	156,668	2,828	3.61	8,765	(67)
Noninterest-earning assets	18,085			16,817			1,268
Total assets	$183,518			$173,485			$10,033
Liabilities and Stockholders’ Equity:
Checking with interest	$26,700	$11	0.09%	$25,462	$48	0.38%	$1,238	(29)
Money market accounts	49,465	43	0.17	42,513	132	0.63	6,952	(46)
Regular savings	19,348	10	0.10	15,042	33	0.44	4,306	(34)
Term deposits	7,767	28	0.73	17,543	138	1.58	(9,776)	(85)
Total interest-bearing deposits	103,280	92	0.18	100,560	351	0.70	2,720	(52)
Short-term borrowed funds	109	—	0.59	433	1	0.64	(324)	(5)
Long-term borrowed funds	7,882	94	2.38	12,906	156	2.40	(5,024)	(2)
Total borrowed funds	7,991	94	2.36	13,339	157	2.35	(5,348)	1
Total interest-bearing liabilities	111,271	186	0.34	113,899	508	0.90	(2,628)	(56)
Demand deposits	45,230			33,553			11,677
Other liabilities	4,297			4,070			227
Total liabilities	160,798			151,522			9,276
Stockholders’ equity	22,720			21,963			757
Total liabilities and stockholders’ equity	$183,518			$173,485			$10,033
Interest rate spread			2.60%			2.71%		(11)
Net interest income and net interest margin		$2,241	2.73%		$2,320	2.98%		(25)
Net interest income and net interest margin, FTE(1)		$2,246	2.74%		$2,327	2.99%		(25)
Memo: Total deposits (interest-bearing and demand)	$148,510	$92	0.12%	$134,113	$351	0.53%	$14,397	(41) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Citizens Financial Group, Inc. | 17

First half 2021 versus first half of 2020: Net interest income of $2.2 billion decreased 3% from the first half of 2020, with 6% growth in interest-earning assets, including the addition of PPP loans, which was more than offset by lower net interest margin.
Net interest margin on a FTE basis of 2.74% decreased 25 basis points compared to 2.99% in the first half of 2020, primarily reflecting the impact of a lower rate environment, lower interest-earning asset yields, and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing. Average interest-earning asset yields of 2.94% decreased 67 basis points from 3.61% in the first half of 2020, while average interest-bearing liability costs of 0.34% decreased 56 basis points from 0.90% in the first half of 2020.
Average interest-earning assets of $165.4 billion increased $8.8 billion, or 6%, from the first half of 2020, as increased liquidity allowed for a $5.3 billion, or 40%, decrease in borrowed funds, and drove a $7.5 billion increase in cash held in interest-bearing deposits, and a $2.1 billion, or 8%, increase in investments. Results also reflected a $807 million, or 1%, decrease in average loans and leases and LHFS with a $2.7 billion decrease in average commercial loans and leases reflecting line of credit and repayments and net payoffs, partially offset by $4.70 billion of PPP loans. Furthermore, average retail loans increased $960 million, driven by growth in education and residential mortgage, partially offset by decreases in home equity and other retail given run-off of personal unsecured installment loans. Loans held for sale increased $928 million, reflecting mortgage originations.
Average deposits of $148.5 billion increased $14.4 billion, or 11%, from the first half of 2020, reflecting growth in demand deposits, money market accounts, savings and checking with interest, partially offset by a decline in term deposits. Average total borrowed funds of $8.0 billion decreased $5.3 billion from the first half of 2020, as strong customer deposit inflows allowed for significantly lower levels of FHLB advances and the pay down of senior debt and short-term borrowings. Total borrowed funds costs of $94 million decreased $63 million from the first half of 2020. The total borrowed funds cost of 2.36% increased 1 basis point from 2.35% in the first half of 2020.
Citizens Financial Group, Inc. | 18

Noninterest Income

The following table presents a five quarter trend of our noninterest income:
Second quarter 2021 versus first quarter 2021: Noninterest income of $485 million was down 11%, reflecting lower mortgage banking fees given lower gain-on-sale margins as well as lower mortgage servicing rights hedging results. These decreases were partially offset by higher card fees, capital markets fees, and trust and investment services fees.

Table 7: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Mortgage banking fees	$85	$276	($191)	(69%)	$250	$435	($185)	(43%)
Service charges and fees	100	84	16	19	199	202	(3)	(1)
Capital markets fees	91	61	30	49	172	104	68	65
Card fees	64	48	16	33	119	104	15	14
Trust and investment services fees	60	45	15	33	118	98	20	20
Letter of credit and loan fees	38	31	7	23	76	65	11	17
Foreign exchange and interest rate products	28	34	(6)	(18)	56	58	(2)	(3)
Securities gains, net	3	3	—	—	6	3	3	100
Other income (1)	16	8	8	100	31	18	13	72
Noninterest income	$485	$590	($105)	(18%)	$1,027	$1,087	($60)	(6%)
(1) Includes bank-owned life insurance income and other miscellaneous income for all periods presented.

Second quarter 2021 versus second quarter 2020: Noninterest income decreased $105 million, or 18% from the second quarter of 2020. Results reflected lower mortgage banking fees and foreign exchange and interest rate products revenue partially offset by improved capital markets fees, service charges and fees, card fees, trust and investment services fees, and letter of credit and loan fees.
•Lower mortgage banking fees were driven by lower gain-on-sale margins despite higher origination volumes.
•Lower foreign exchange and interest rate products revenue reflects lower client interest rate hedging activity partly offset by strong client foreign exchange and commodities hedging results.
•Improved capital markets fees reflects higher loan syndication and mergers and acquisition advisory fees.
•Higher card fees reflect increased debit and credit card volumes given the economic recovery.
•Higher trust and investment services fees reflect an increase in assets under management from higher equity market levels and strong inflows, as well as higher annuity sales.
First half 2021 versus first half 2020: Noninterest income decreased $60 million, or 6%, from the first half of 2020. Results reflected lower mortgage banking fees partially offset by improved capital markets fees, trust and investment fees, letter of credit and loan fees, and card fees.
•Lower mortgage banking fees reflected lower gain-on-sale margins given increased industry capacity and
Citizens Financial Group, Inc. | 19

heightened competition as well as lower mortgage servicing rights hedging results.
•Higher loan syndication, underwriting, and mergers and acquisition advisory fees drove improvement in capital markets fees.
•Higher trust and investment services fees reflected an increase in assets under management from higher equity market levels and strong inflows.
•Increased letter of credit and loan fees reflected higher commitment fees.
Noninterest Expense
    The following table presents a five quarter trend of our noninterest expense:
Second quarter 2021 versus first quarter 2021: Noninterest expense of $991 million decreased 3% and included the impact of notable items. On an Underlying basis, noninterest expense of $980 million was down 2%, reflecting seasonally lower salaries and employee benefits, along with strong expense discipline.

Table 8: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Salaries and employee benefits	$524	$513	$11	2%	$1,072	$1,062	$10	1%
Equipment and software	155	142	13	9	307	275	32	12
Outside services	137	131	6	5	276	266	10	4
Occupancy	82	82	—	—	170	166	4	2
Other operating expense	93	111	(18)	(16)	184	222	(38)	(17)
Noninterest expense	$991	$979	$12	1%	$2,009	$1,991	$18	1%
Second quarter 2021 versus second quarter 2020: Noninterest expense increased $12 million, or 1%, and underlying noninterest expense of $980 million increased 2% compared to the second quarter of 2020. Higher equipment and software, salaries and employee benefits, and outside services were partially offset by lower other operating expense.
•Higher equipment and software expense reflected increased technology spend.
•Salaries and employee benefits increased, reflecting higher revenue-based compensation.
•Higher outside services were largely tied to growth initiatives.
First half 2021 versus first half 2020: Noninterest expense increased $18 million, or 1%, from the first half of 2020, largely reflecting higher equipment and software expense, salaries and employee benefits and outside services partially offset by lower other operating expense due to the reasons stated above. Underlying noninterest expense of $2.0 billion increased $39 million, or 2%, as a result of the items stated above.
Citizens Financial Group, Inc. | 20

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
Second quarter 2021 versus first quarter 2021: In the second quarter of 2021, strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook resulted in a credit provision benefit of $213 million. This compared to a credit provision benefit of $140 million in the first quarter of 2021.
Second quarter 2021 versus second quarter 2020: The credit provision benefit was $213 million in the second quarter of 2021, compared with a $464 million credit provision expense in the second quarter of 2020. The credit provision expense in 2020 reflects the adverse impacts from the COVID-19 pandemic and associated lockdowns, while the credit provision benefit in 2021 reflects strong credit performance and improving macroeconomic outlook.
First half 2021 versus first half 2020: The credit provision benefit was $353 million in the first half of 2021. This compared to a credit provision expense of $1.1 billion in the first half of 2020, which reflected the adverse impacts from the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 21

Income Tax Expense
The following table presents a five quarter trend of our income tax expense and effective income tax rate:

(dollars in millions)
$54
$61
$115
$170
$183
17.7%
16.1%
20.2%
21.8%
22.0%
2Q20
3Q20
4Q20
1Q21
2Q21
Income tax expense
Effective tax rate

Second quarter 2021 versus second quarter 2020: Income tax expense increased $129 million from the second quarter of 2020 due to increased taxable income. The effective income tax rate increased to 22.0% from 17.7% in the second quarter of 2020, driven by the decreased benefit of tax advantaged investments on higher pre-tax income.
First half 2021 versus first half 2020: Income tax expense for the first half of 2021 was $353 million compared to $65 million in the first half of 2020. Income tax expense increased $288 million from the first half of 2020 due to increased taxable income. The effective income tax rate increased to 21.9% from 18.5% in the first half of 2020 driven by the decreased benefit of tax advantaged investment on higher pre-tax income.
Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, which, at the segment level, is equal to net charge-offs, and other expenses. Non-segment operations are classified as Other, which includes assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer or Commercial Banking segments as well as treasury and community development. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and/or Commercial Banking reporting units. There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2020 Form 10-K.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 in Item 1 for further information.
Citizens Financial Group, Inc. | 22

Table 9: Selected Financial Data for Business Operating Segments, Quarter-to-Date
	Consumer Banking		Commercial Banking
	Three Months Ended June 30,		Three Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net interest income	$897	$814	$419	$419
Noninterest income	283	428	178	144
Total revenue	1,180	1,242	597	563
Noninterest expense	751	735	226	213
Profit before credit losses	429	507	371	350
Net charge-offs	45	80	34	70
Income before income tax expense	384	427	337	280
Income tax expense	98	107	72	59
Net income	$286	$320	$265	$221
Average Balances:
Total assets	$75,600	$71,634	$57,527	$65,280
Total loans and leases(1)(2)	71,389	68,205	54,758	62,011
Deposits	100,933	91,648	44,049	41,750
Interest-earning assets	72,308	68,256	55,143	62,422
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income increased $83 million, or 10%, from the second quarter of 2020, driven by the benefit of a $3.2 billion increase in average loans led by education, residential mortgage, automobile, and the impact of the PPP loan program. In addition, a $9.3 billion increase in average deposits driven by government stimulus programs also contributed to higher net interest income. Noninterest income decreased $145 million, or 34%, from the second quarter of 2020, driven by lower mortgage banking fees as increased industry capacity and heightened competition resulted in lower gain-on-sale margins, partially offset by recovery in service charges and fees, card fees, and trust and investment services fees, reflecting an increase in assets under management from higher equity market levels as well as higher annuity sales. Noninterest expense increased $16 million, or 2%, from the second quarter of 2020, as higher revenue-based compensation drove increased salaries and employee benefits expense. Higher outside services and equipment and software expense was driven by growth initiatives and increased technology spend. Net charge-offs of $45 million decreased $35 million, or 44%, driven by the impact of government stimulus and forbearance programs, as well as strong collateral values in residential real estate and automobile.
    Commercial Banking
    Net interest income of $419 million was flat to the second quarter of 2020. Noninterest income of $178 million increased $34 million, or 24%, from $144 million in the second quarter of 2020, driven by an increase in capital markets fees from higher loan syndication fees and mergers and acquisition advisory fees, as well as an increase in letter of credit and loan fees from higher commitment fees. Noninterest expense of $226 million increased $13 million, or 6%, from $213 million in the second quarter of 2020, largely tied to increased technology spend as well as higher salaries and employee benefits. Net charge-offs of $34 million decreased $36 million from the second quarter of 2020, which was a result of stabilization from the effects of the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 23

Table 10: Selected Financial Data for Business Operating Segments, Year-to-Date
	Consumer Banking		Commercial Banking
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net interest income	$1,760	$1,607	$840	$784
Noninterest income	634	785	348	269
Total revenue	2,394	2,392	1,188	1,053
Noninterest expense	1,501	1,473	453	434
Profit before credit losses	893	919	735	619
Net charge-offs	104	177	135	113
Income before income tax expense	789	742	600	506
Income tax expense	201	186	124	106
Net income	$588	$556	$476	$400
Average Balances:
Total assets	$75,443	$70,024	$57,632	$62,142
Total loans and leases(1)(2)	70,792	66,774	54,786	59,283
Deposits	99,067	88,438	44,012	37,647
Interest-earning assets	71,725	66,825	55,159	59,719
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income of $1.8 billion increased $153 million, or 10%, from the first half of 2020, driven by the benefit of loan and deposit growth. Average loans grew $4.0 billion led by education, residential mortgage, and the impact of the PPP loan program. Deposits grew $11 billion, or 12%, driven by government stimulus programs. Noninterest income decreased $151 million, or 19%, from the first half of 2020, driven by lower mortgage banking fees as increased industry capacity and heightened competition resulted in lower gain-on-sale margins. This decrease was partially offset by higher trust and investment services fees driven by higher assets under management from higher equity market levels. In addition to higher card fee driven by higher debit and credit card volumes driven by the economic recovery. Noninterest expense increased $28 million, or 2%, from the first half of 2020, reflecting higher salaries and employee benefits tied to higher revenue-based compensation, combined with higher equipment and software expense and outside services expense resulting from increased technology spend and growth initiatives. This increase was partially offset by lower other operating expense related to lower travel. Net charge-offs of $104 million decreased $73 million, or 41%, driven by the impact of government stimulus and forbearance programs, as well as strong collateral values in residential real estate and automobile.
Commercial Banking
Net interest income of $840 million increased $56 million, or 7%, from $784 million in the first half of 2020, driven by higher deposit volumes reflecting improved funding mix and deposit pricing. Noninterest income of $348 million increased $79 million, or 29%, from $269 million in the first half of 2020, driven by strength in capital markets fees due to higher loan syndication fees, mergers and acquisition advisory fees, and letter of credit and loan fees, reflecting higher commitment fees. Noninterest expense of $453 million increased $19 million, or 4%, from $434 million in the first half of 2020, largely tied to growth initiatives and increased technology spend. Net charge-offs of $135 million increased $22 million, or 19%, from the first half of 2020, primarily driven by COVID-19-related charge-offs in CRE.
Citizens Financial Group, Inc. | 24

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 11: Amortized Cost and Fair Value of AFS and HTM Securities
	June 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$11	$11
State and political subdivisions	3	3	3	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	23,960	24,112	21,954	22,506
Other/non-agency	267	280	396	422
Total mortgage-backed securities, at fair value	24,227	24,392	22,350	22,928
Collateralized loan obligations, at fair value	177	177	—	—
Total debt securities available for sale, at fair value	$24,418	$24,583	$22,364	$22,942
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$1,887	$1,964	$2,342	$2,464
Total mortgage-backed securities, at cost	1,887	1,964	2,342	2,464
Asset-backed securities, at cost	824	826	893	893
Total debt securities held to maturity	$2,711	$2,790	$3,235	$3,357
Total debt securities available for sale and held to maturity	$27,129	$27,373	$25,599	$26,299
Equity securities, at cost	$602	$602	$604	$604
Equity securities, at fair value	80	80	66	66
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
The fair value of the AFS debt securities portfolio of $24.6 billion at June 30, 2021 increased $1.6 billion from $22.9 billion at December 31, 2020, including $2.0 billion in new investments, offset by a $413 million reduction in unrealized gains driven by a steepening yield curve. The decline in the fair value of the HTM debt securities portfolio of $567 million was primarily attributable to portfolio run-off. For further information, see Note 2.
As of June 30, 2021, the portfolio’s average effective duration was 3.6 years compared with 2.7 years as of December 31, 2020, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.
Citizens Financial Group, Inc. | 25

Loans and Leases

Table 12: Composition of Loans and Leases, Excluding LHFS
(in millions)	June 30, 2021	December 31, 2020	Change	Percent
Commercial and industrial (1)	$42,842	$44,173	($1,331)	(3)%
Commercial real estate	14,412	14,652	(240)	(2)
Leases	1,829	1,968	(139)	(7)
Total commercial	59,083	60,793	(1,710)	(3)
Residential mortgages (2)	20,538	19,539	999	5
Home equity	11,841	12,149	(308)	(3)
Automobile	12,780	12,153	627	5
Education	12,800	12,308	492	4
Other retail	5,539	6,148	(609)	(10)
Total retail	63,498	62,297	1,201	2
Total loans and leases	$122,581	$123,090	($509)	—%
(1) Includes PPP loans fully guaranteed by the SBA of $3.5 billion at June 30, 2021 and $4.2 billion at December 31, 2020.
(2) Includes fully or partially guaranteed FHA, VA and USDA loans of $1.4 billion at June 30, 2021 and $249 million at December 31, 2020, including loans acquired through an exercise of the GNMA early buyout option.
Total loans and leases decreased $509 million from $123.1 billion as of December 31, 2020, reflecting a $1.7 billion decrease in commercial and a $1.2 billion increase in retail.
Allowance for Credit Losses and Nonaccruing Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this report, and “Critical Accounting Estimates” and Note 5 in the Company’s 2020 Form 10-K.
The ACL of $2.1 billion as of June 30, 2021 compared with the ACL of $2.7 billion as of December 31, 2020, reflecting a reserve release of $589 million. For further information, see Note 4.

Table 13: ACL and Related Coverage Ratios by Portfolio
	June 30, 2021			December 31, 2020
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$42,842	$674	1.57%	$44,173	$821	1.86%
Commercial real estate	14,412	218	1.51	14,652	360	2.46
Leases	1,829	61	3.36	1,968	52	2.67
Total commercial	59,083	953	1.61	60,793	1,233	2.03
Residential mortgages	20,538	140	0.68	19,539	141	0.72
Home equity	11,841	102	0.86	12,149	134	1.10
Automobile	12,780	168	1.31	12,153	200	1.65
Education	12,800	322	2.51	12,308	361	2.93
Other retail	5,539	262	4.74	6,148	374	6.07
Total retail	63,498	994	1.57	62,297	1,210	1.94
Total loans and leases	$122,581	$1,947	1.59%	$123,090	$2,443	1.98%
Allowance for Unfunded Lending Commitments
Commercial(1)		$121	1.82%		$186	2.33%
Retail(2)		13	1.59		41	2.01
Total allowance for unfunded lending commitments		134			227
Allowance for credit losses(3)	$122,581	$2,081	1.70%	$123,090	$2,670	2.17%
(1) Coverage ratio includes total commercial allowance for unfunded lending commitments and total commercial allowance for loan and lease losses in the numerator and total commercial loans and leases in the denominator.
(2) Coverage ratio includes total retail allowance for unfunded lending commitments and total retail allowance for loan losses in the numerator and total retail loans in the denominator.
(3) Excluding the impact of PPP loans, the ACL Coverage Ratio would have been 1.75% and 2.24% for June 30, 2021 and December 31, 2020, respectively. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 26

Table 14: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2021	December 31, 2020	Change		Percent
Commercial and industrial	$163	$280	($117)		(42%)
Commercial real estate	102	176	(74)		(42)
Leases	1	2	(1)		(50)
Total commercial loans and leases	266	458	(192)		(42)
Residential mortgages(1)	174	167	7		4
Home equity	234	276	(42)		(15)
Automobile	62	72	(10)		(14)
Education	21	18	3		17
Other retail	22	28	(6)		(21)
Total retail loans	513	561	(48)		(9)
Nonaccrual loans and leases	$779	$1,019	($240)		(24%)
Nonaccrual loans and leases to total loans and leases	0.64%	0.83%	(19	bps)
Allowance for loan and lease losses to nonaccruing loans and leases	250	240	10%
Allowance for credit losses to nonaccruing loans and leases	267	262	5%
(1) Loans fully or partially guaranteed by the FHA, VA and USDA are classified as accruing.
NPLs of $779 million as of June 30, 2021 decreased $240 million, or 24%, from December 31, 2020, reflecting a $192 million decrease in commercial and a $48 million decrease in retail. Commercial NPLs decreased through loan sale activity, repayments and charge-offs.

Table 15: Net Charge-offs and Charge-Off Ratios, Quarter-to-Date
	Three Months Ended June 30,			Three Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Commercial and industrial	$28	$65	($37)	0.25%	0.52%	(27	bps)
Commercial real estate	—	—	—	—	—	—
Leases	13	6	7	2.97	1.03	194
Total commercial	41	71	(30)	0.27	0.42	(15)
Residential mortgages	(1)	1	(2)	(0.03)	0.02	(5)
Home equity	(10)	(2)	(8)	(0.33)	(0.05)	(28)
Automobile	(2)	20	(22)	(0.04)	0.68	(72)
Education	13	10	3	0.40	0.34	6
Other retail	37	47	(10)	2.63	2.93	(30)
Total retail loans	37	76	(39)	0.24	0.50	(26)
Total net charge-offs	$78	$147	($69)	0.25%	0.46%	(21	bps)
Second quarter 2021 NCOs of $78 million decreased $69 million, or 47%, from $147 million in the second quarter of 2020, driven by a decrease in total commercial of $30 million and a $39 million reduction in retail. Second quarter 2021 annualized net charge-offs of 0.25% of average loans and leases were down 21 basis points from the second quarter of 2020.
The decrease in commercial NCOs in the second quarter of 2021 as compared to the second quarter of 2020 were a result of stabilization from effects of the COVID-19 pandemic and associated lockdowns. Retail NCOs were down in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to U.S. Government stimulus programs and strong collateral values in automobile and residential real estate.
Citizens Financial Group, Inc. | 27

Table 16: Net Charge-offs and Charge-Off Ratios, Year-to-Date
	Six Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Commercial and industrial	$105	$109	($4)	0.48%	0.47%	1	bps
Commercial real estate	26	—	26	0.36	—	36
Leases	14	6	8	1.58	0.55	103
Total commercial	145	115	30	0.48	0.37	11
Residential mortgages	(2)	1	(3)	(0.02)	0.01	(3)
Home equity	(17)	(5)	(12)	(0.29)	(0.08)	(21)
Automobile	9	47	(38)	0.15	0.78	(63)
Education	20	24	(4)	0.32	0.44	(12)
Other retail	81	102	(21)	2.82	3.07	(25)
Total retail loans	91	169	(78)	0.29	0.56	(27)
Total net charge-offs	$236	$284	($48)	0.39%	0.46%	(7	bps)
First half 2021 NCOs of $236 million decreased $48 million, or 17%, from $284 million in the first half of 2020, driven by a decrease in retail of $78 million, partially offset by an increase in commercial of $30 million. First half of 2021 annualized net charge-offs of 0.39% of average loans and leases were down 7 basis points from first half of 2020.
Retail NCOs were down in the first half of 2021 as compared to the first half of 2020 primarily due to U.S. Government stimulus programs, forbearance, as well as strong collateral values in automobile and residential real estate. The increase in commercial NCOs in the first half of 2021 as compared to the first half of 2020 were contributed to by COVID-19-related charge-offs in CRE. We continue to assess the impact of the COVID-19 pandemic and associated lockdowns and have instituted a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis. As discussed in our 2020 Form 10-K, for commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality.
As of June 30, 2021, commercial NPLs of $266 million decreased $192 million from $458 million as of December 31, 2020, representing 0.5% and 0.8% of the commercial loan and lease portfolio as of June 30, 2021 and December 31, 2020, respectively.

Table 17: Commercial Loans and Leases by Regulatory Classification
	June 30, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$39,945	$1,145	$1,631	$121	$42,842
Commercial real estate	13,115	666	604	27	14,412
Leases	1,776	29	23	1	1,829
Total commercial	$54,836	$1,840	$2,258	$149	$59,083

Citizens Financial Group, Inc. | 28

	December 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,878	$1,583	$1,464	$248	$44,173
Commercial real estate	13,356	804	416	76	14,652
Leases	1,922	33	12	1	1,968
Total commercial	$56,156	$2,420	$1,892	$325	$60,793
(1) Includes $3.5 billion and $4.2 billion of PPP loans designated as pass that are fully guaranteed by the SBA as of June 30, 2021 and December 31, 2020, respectively.
Total commercial criticized balances of $4.2 billion as of June 30, 2021 decreased $390 million compared with December 31, 2020. Commercial criticized as a percent of total commercial of 7.2% at June 30, 2021 decreased from 7.6% at December 31, 2020.
Commercial and industrial criticized balances of $2.9 billion, or 6.8% of the total commercial and industrial loan portfolio as of June 30, 2021, decreased from $3.3 billion, or 7.5%, as of December 31, 2020. The decrease was primarily driven by net repayments and charge-offs. Commercial and industrial criticized loans represented 68% of total criticized loans as of June 30, 2021 compared to 71% as of December 31, 2020.
Commercial real estate criticized balances of $1.3 billion, or 9.0% of the commercial real estate portfolio, was stable compared to December 31, 2020 at $1.3 billion, or 8.8%. Commercial real estate accounted for 31% of total criticized loans as of June 30, 2021 compared to 28% as of December 31, 2020.
Citizens Financial Group, Inc. | 29

Table 18: Commercial Loans and Leases by Industry Sector
	June 30, 2021		December 31, 2020
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Finance and insurance	$6,693	5%	$6,473	5%
Health, pharma, and social assistance	3,078	3	3,253	3
Accommodation and food services	3,127	3	3,159	3
Professional, scientific, and technical services	2,644	2	2,804	2
Other manufacturing	3,705	3	3,686	3
Technology	3,765	3	3,546	3
Retail trade	2,224	2	2,312	2
Energy and related	1,936	2	2,237	2
Wholesale trade	2,226	2	1,976	2
Arts, entertainment, and recreation	1,131	1	1,383	1
Other services	1,758	1	1,360	1
Administrative and waste management services	1,261	1	1,327	1
Transportation and warehousing	1,196	1	1,169	1
Consumer products manufacturing	1,075	1	1,078	1
Automotive	1,066	1	1,057	1
Educational services	693	—	844	—
Chemicals	726	—	736	—
Real estate and rental and leasing	949	1	734	—
All other (2)	110	—	884	1
Total commercial and industrial	39,363	32	40,018	32
Real estate and rental and leasing	12,907	11	13,167	11
Accommodation and food services	814	1	749	1
Finance and insurance	498	—	498	—
All other (2)	193	—	238	—
Total commercial real estate	14,412	12	14,652	12
Total leases	1,829	1	1,968	2
Total commercial (1,3)	$55,604	45%	$56,638	46%
(1) In the second quarter of 2021, our industry sectors were re-aligned to better reflect sector management and associated risks. Prior period has been adjusted to conform with the current period presentation.
(2) Deferred fees and costs are reported in All other.
(3) Excludes PPP loans of $3.5 billion and $4.2 billion as of June 30, 2021 and December 31, 2020, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO, which generally refresh on a quarterly basis and a loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are the strongest indicator of credit losses over the contractual life of a loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in automobile, education and point-of-sale financing.
Citizens Financial Group, Inc. | 30

Table 19: Aging of Retail Loans as a Percentage of Loan Class
	June 30, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Current-29	30-59	60-89	90+	Current-29	30-59	60-89	90+
Residential mortgages(1)	96.83%	0.86%	0.30%	2.03%	98.73%	0.30%	0.11%	0.86%
Home equity	98.03	0.27	0.14	1.56	97.53	0.50	0.23	1.74
Automobile	98.69	0.89	0.34	0.08	97.93	1.40	0.53	0.14
Education	99.58	0.23	0.10	0.09	99.56	0.27	0.11	0.06
Other retail	98.47	0.67	0.36	0.51	98.36	0.62	0.47	0.55
Total retail	98.12%	0.61%	0.24%	1.02%	98.47%	0.58%	0.25%	0.70%
(1) 90+ day past due includes $266 million and $44 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2021 and December 31, 2020, respectively.

For more information on the aging of accruing and nonaccruing retail loans, see Note 4.

Table 20: Retail Asset Quality Metrics
	June 30, 2021	December 31, 2020
Average refreshed FICO for total portfolio	769	771
CLTV ratio for secured real estate(1)	58%	60%
Nonaccruing retail loans to total retail	0.81	0.90
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2021	2020	Change		Percent	2021	2020	Change		Percent
Net charge-offs	$37	$76	($39)		(51%)	$91	$169	($78)		(46%)
Annualized net charge-off rate	0.24%	0.50%	(26)	bps		0.29%	0.56%	(27)	bps
Retail asset quality continues to reflect a stronger economic outlook. The retail annualized net charge-off rate decreased to 0.24% for second quarter 2021 from 0.50% in the second quarter of 2020. The net charge-off rate of 0.29% for the six months ended June 30, 2021 reflected a decrease of 27 basis points from the quarter ended June 30, 2020, driven by the forbearance and stimulus programs stemming from the COVID-19 pandemic and associated lockdowns, as well as strong collateral values in automobile and residential real estate.
Troubled Debt Restructurings
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provide that COVID-19-related modifications to retail and commercial loans that met certain eligibility criteria are exempt from classification as a TDR. We generally do not consider payment deferrals and forbearance plans established due to the COVID-19 pandemic to be TDRs.
For additional information regarding TDRs, see Note 5 in our 2020 Form 10-K.
Citizens Financial Group, Inc. | 31

Table 21: Accruing and Nonaccruing Troubled Debt Restructurings
	June 30, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Commercial and industrial	150	0.3%	—%	70	220
Commercial real estate	—	—	—	9	9
Total commercial	150	0.3	—	79	229
Residential mortgages(1)	343	3.9	9.5	34	377
Home equity	211	0.5	—	81	292
Automobile	3	0.1	—	39	42
Education	113	0.4	0.2	11	124
Other retail	22	0.2	—	3	25
Total retail	692	5.1	9.6	168	860
Total	$842	5.4%	9.6%	$247	$1,089

	December 31, 2020
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccruing	Total
Commercial and industrial	$134	0.1%	—%	$97	$231
Commercial real estate	$26	—	—	—	$26
Total commercial	$160	0.1	—	97	$257
Residential mortgages(1)	172	2.1	2.0	43	215
Home equity	221	1.0	—	83	304
Automobile	13	0.4	—	33	46
Education	116	0.5	0.3	10	126
Other retail	25	0.2	—	2	27
Total retail	547	4.2	2.3	171	718
Total	$707	4.3%	2.3%	$268	$975
(1) Includes $75 million and $14 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2021 and December 31, 2020, respectively.
Deposits

Table 22: Composition of Deposits
(in millions)	June 30, 2021	December 31, 2020	Change	Percent
Demand	$47,480	$43,831	$3,649	8%
Checking with interest	28,074	27,204	870	3
Regular savings	20,382	18,044	2,338	13
Money market accounts	48,150	48,569	(419)	(1)
Term deposits	6,550	9,516	(2,966)	(31)
Total deposits	$150,636	$147,164	$3,472	2%

Total deposits as of June 30, 2021 increased $3.5 billion, or 2%, to $150.6 billion, from $147.2 billion as of December 31, 2020, reflecting strong deposit flows from consumer-oriented government stimulus. Citizens Access®, our national digital platform, ended the quarter with $4.9 billion of deposits, down from $5.9 billion as of December 31, 2020, primarily due to rate reduction strategies that resulted in a decrease in term deposits.
Citizens Financial Group, Inc. | 32

Borrowed Funds
Total borrowed funds as of June 30, 2021 decreased $1.6 billion from December 31, 2020, driven by a $181 million and $1.4 billion decrease in short-term and long-term borrowed funds, respectively. Strong deposit growth enabled the paydown of senior debt.
    Long-term borrowed funds

Table 23: Summary of Long-Term Borrowed Funds
(in millions)	June 30, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021 (1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022 (2)	168	182
3.750% fixed-rate subordinated debt, due July 2024 (2)	90	159
4.023% fixed-rate subordinated debt, due October 2024 (2)	17	25
4.350% fixed-rate subordinated debt, due August 2025 (2)	133	193
4.300% fixed-rate subordinated debt, due December 2025 (2)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031 (2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031 (2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031 (2)	60	—
2.638% fixed-rate subordinated debt, due September 2032	547	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	708	716
0.874% floating-rate senior unsecured notes, due February 2022 (3)	300	299
0.951% floating-rate senior unsecured notes, due May 2022 (3)	250	250
2.650% senior unsecured notes, due May 2022	507	510
3.700% senior unsecured notes, due March 2023	520	527
1.096% floating-rate senior unsecured notes, due March 2023 (3)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	536	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.909% weighted average rate, due through 2038	18	19
Other	27	35
Total long-term borrowed funds	$6,957	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) The June 30, 2021 balances reflect the results of the February 2021 subordinated debt private exchange offers. See “Capital and Regulatory Matters-Regulatory Capital Ratios and Capital Composition” for additional information.
(3) Rate disclosed reflects the floating rate as of June 30, 2021.
The Parent Company’s long-term borrowed funds as of June 30, 2021 and December 31, 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $84 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of June 30, 2021 and December 31, 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $9 million and $11 million, respectively, and hedging basis adjustments of $76 million and $112 million, respectively. See Note 8 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 7.
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
Citizens Financial Group, Inc. | 33

Tailoring of Prudential Requirements
Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. We are also required to develop, maintain and submit to the FRB an annual capital plan, which must be reviewed and approved by our board of directors or one of its committees. On April 2, 2021, we submitted our 2021 Capital Plan to the FRB under the FRB’s 2021 CCAR process. For more information, see the “Tailoring of Prudential Requirements” section in item 1 of our 2020 Form 10-K.
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
On February 3, 2021, the FRB adopted a final rule effective April 5, 2021 to tailor the requirements of its Capital Plan Rule, specifically modifying capital planning, regulatory reporting and stress capital buffer requirements to be consistent with the Tailoring Rules framework. Under the final rule, for Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. In addition, Category IV firms have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. We did not elect to participate in the 2021 supervisory stress test and our SCB effective for the period October 1, 2021 through September 30, 2022 will remain unchanged at 3.4%.

In light of the heightened uncertainty related to the COVID-19 pandemic and associated lockdowns, the FRB took certain actions to preserve capital at banks. Among those actions, the FRB imposed certain limitations on firms for the third and fourth quarters of 2020, including mandatory suspension of share repurchases and limiting common stock dividends to existing rates and the average quarterly net income over the prior four quarters. The FRB modified its limitations on capital distributions for the first and second quarters of 2021 such that firms that participate in CCAR, like us, may resume share repurchases provided that the aggregate of share repurchases and common stock dividends for the applicable quarter did not exceed average quarterly net income for the trailing four quarters. In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock beginning in the first quarter of 2021. At June 30, 2021, we had $655 million of this share repurchase authorization remaining. In March 2021, the FRB announced that the temporary restrictions on capital distribution will end after June 30, 2021 for firms, like us, that are on a two-year cycle and not subject to supervisory stress testing this year. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations. In addition, we suspended share repurchases, until the Investors shareholder vote, in connection with our entry into the agreement to acquire Investors. See Note 17 for more details regarding the Investors acquisition. All future capital distributions are subject to consideration and approval by our board of directors prior to execution.

Regulations relating to capital planning, regulatory reporting and SCB requirements applicable to firms like us are subject to ongoing rule-making and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.

For more information, see “Regulation and Supervision” and “—Capital and Regulatory Matters” in our 2020 Form 10-K.
Capital Framework
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for our banking subsidiary.
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of June 30, 2021, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital
Citizens Financial Group, Inc. | 34

are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.

In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of June 30, 2021, $420 million of the capital benefit has been accumulated for application to the three-year transition period.

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2020 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 24: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2021		December 31, 2020		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,266	10.3%	$14,607	10.0%	7.9%
Tier 1 capital	17,280	11.6	16,572	11.3	9.4
Total capital	20,111	13.5	19,602	13.4	11.4
Tier 1 leverage	17,280	9.7	16,572	9.4	4.0
Risk-weighted assets	148,563		146,781
Quarterly adjusted average assets	178,929		175,370
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a SCB of 3.4%; N/A to Tier 1 leverage.
At June 30, 2021, our CET1 capital, tier 1 capital and total capital ratios were 10.3%, 11.6% and 13.5%, respectively, as compared with 10.0%, 11.3% and 13.4%, respectively, as of December 31, 2020. The CET1 capital ratio increased as net income for the six months ended June 30, 2021 was partially offset by dividends and common share repurchases as described in “—Capital Transactions” below, $1.8 billion of risk-weighted asset (“RWA”) growth and a decrease in the modified CECL transitional amount. The tier 1 capital ratio increased due to the changes in the CET1 capital ratio described above and the issuance of Series G Preferred Stock, partially offset by the announced redemption of Series A Preferred Stock as described in “—Capital Transactions” below. The total capital ratio increased as the changes in the CET1 and tier 1 capital ratios described above combined with the subordinated debt exchange offer in the first quarter of 2021, as described in the “Regulatory Capital Ratios and Capital Composition” section below, were partially offset by the reduction in the net AACL impact. At June 30, 2021, our CET1 capital, tier 1 capital and total capital ratios were approximately 240 basis points, 220 basis points and 210 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $15.3 billion at June 30, 2021, an increase of $659 million from $14.6 billion at December 31, 2020, largely driven by net income for the six months ended June 30, 2021, partially offset by dividends, a decrease in the modified CECL transitional amount and common share repurchases. Tier 1 capital at June 30, 2021 totaled $17.3 billion, reflecting a $708 million increase from $16.6 billion at December 31, 2020, driven by the changes in CET1 capital and the issuance of Series G Preferred Stock, partially offset by the announced redemption of Series A Preferred Stock. Total capital of $20.1 billion at June 30, 2021 increased $509 million from December 31, 2020, driven by the changes in CET1 and tier 1 capital and a decrease in non-qualifying subordinated debt, partially offset by the reduction in the net AACL impact.
RWA totaled $148.6 billion at June 30, 2021, based on U.S. Basel III Standardized rules, up $1.8 billion from December 31, 2020. This increase in RWA was driven by higher commercial commitments, agency securities, automobile loans, MSRs, bank-owned life insurance and education loans. These RWA increases were partially offset by lower commercial loans, other retail loans and commercial real estate commitments.
As of June 30, 2021, the tier 1 leverage ratio was 9.7%, up from 9.4% at December 31, 2020, driven by higher tier 1 capital, partially offset by the $3.6 billion increase in quarterly adjusted average assets.
Citizens Financial Group, Inc. | 35

Table 25: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	June 30, 2021	December 31, 2020
Total common shareholders' equity	$21,185	$20,708
Exclusions:
Modified CECL transitional amount	420	568
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	(78)	(380)
Derivatives	38	11
Unamortized net periodic benefit costs	421	429
Deductions:
Goodwill	(7,050)	(7,050)
Deferred tax liability associated with goodwill	383	379
Other intangible assets	(53)	(58)
Total common equity tier 1	15,266	14,607
Qualifying preferred stock	2,014	1,965
Total tier 1 capital	17,280	16,572
Qualifying subordinated debt(1)	1,284	1,204
Allowance for credit losses	2,081	2,670
Exclusions from tier 2 capital:
Modified AACL transitional amount	(534)	(682)
Excess allowance for credit losses(2)	—	(162)
Adjusted allowance for credit losses	1,547	1,826
Total capital	$20,111	$19,602
(1) As of June 30, 2021 and December 31, 2020, the amount of non-qualifying subordinated debt excluded from regulatory capital was $271 million and $348 million, respectively.
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
Capital Adequacy Process
Our assessment of capital adequacy begins with our board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2020 Form 10-K.
Capital Transactions
We completed the following capital actions during the six months ended June 30, 2021:
•Issued 300,000 shares of CFG 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million;
•Issued a notice to redeem all outstanding shares of CFG Series A Non-Cumulative Perpetual Preferred Stock which settled on July 6, 2021;
•Completed $265 million of subordinated debt private exchange offers in February 2021;
•Declared and paid quarterly common stock dividends of $0.39 per share in the first and second quarters of 2021, aggregating to $335 million;
•Declared a quarterly dividend of $10.49 per share in first quarter of 2021 and $10.50 per share in the second quarter of 2021 on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $5 million;
Citizens Financial Group, Inc. | 36

•Declared a semi-annual dividend of $30.00 per share on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;
•Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $10 million;
•Declared quarterly dividends of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $9 million;
•Declared quarterly dividends of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $11 million;
•Declared quarterly dividends of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $11 million; and
•Repurchased $95 million of our outstanding common stock at a weighted-average price per share of $42.32.

Banking Subsidiary’s Capital

Table 26: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2021		December 31, 2020
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$16,545	11.2%	$16,032	10.9%
Tier 1 capital	16,545	11.2	16,032	10.9
Total capital	19,217	13.0	18,980	13.0
Tier 1 leverage	16,545	9.3	16,032	9.2
Risk-weighted assets	148,105		146,558
Quarterly adjusted average assets	178,441		174,954

CBNA’s CET1 and tier 1 capital totaled $16.5 billion at June 30, 2021, up $513 million from $16.0 billion at December 31, 2020. This increase was primarily driven by net income for the six months ended June 30, 2021, partially offset by dividends paid to the Parent Company and a decrease in the modified CECL transitional amount. Total capital was $19.2 billion at June 30, 2021, an increase of $237 million from $19.0 billion at December 31, 2020, driven by the change in CET1 capital partially offset by the reduction in the net AACL impact.

CBNA’s RWA totaled $148.1 billion at June 30, 2021, up $1.5 billion from December 31, 2020, driven by higher commercial commitments, agency securities, automobile loans, MSRs, bank-owned life insurance and education loans. These RWA increases were partially offset by lower commercial loans, other retail loans and commercial real estate commitments.
As of June 30, 2021, CBNA’s tier 1 leverage ratio of 9.3% increased as the increase in tier 1 capital was mostly offset by the $3.5 billion increase in quarterly adjusted average assets.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality securities. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
Citizens Financial Group, Inc. | 37

Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA as a result of investing in bank equity and subordinated debt as well as externally issued preferred stock, senior and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; the needs of subsidiaries, including CBNA for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
During the six months ended June 30, 2021, the Parent Company completed the following transactions:
•Issued 300,000 shares of 4.00% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million;
•Issued a notice to redeem all outstanding shares of CFG Series A Non-Cumulative Perpetual Preferred Stock which settled on July 6, 2021; and
•Redeemed $350 million of 2.375% fixed-rate senior unsecured debt due July 2021.
During the three months ended June 30, 2021 and 2020, the Parent Company declared dividends on common stock of $168 million, and declared dividends on preferred stock of $32 and $28 million, respectively.
During the six months ended June 30, 2021 and 2020, the Parent Company declared dividends on common stock of $335 million and $336 million, respectively, and declared dividends on preferred stock of $55 and $50 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.7 billion as of June 30, 2021 and December 31, 2020. The Parent Company’s double-leverage ratio, the combined equity investment in Parent Company subsidiaries divided by Parent Company equity, is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At June 30, 2021, the Parent Company’s double-leverage ratio was 97.6%.
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
Citizens Financial Group, Inc. | 38

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

Table 27: Credit Ratings
June 30, 2021
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At June 30, 2021, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
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
Citizens Financial Group, Inc. | 39

Our Funding and Liquidity unit’s primary goal is to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, as well as contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2021:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period end loan-to-deposits ratio, excluding LHFS, of 81.4%;
•Our cash position, which is defined as cash balance held at the FRB, totaled $11.5 billion;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $75.8 billion;
•Contingent liquidity was $46.9 billion, consisting of unencumbered high-quality liquid securities of $21.0 billion, unused FHLB capacity of $14.4 billion, and our cash position of $11.5 billion. Asset liquidity, a component of contingent liquidity, was $32.5 billion, consisting of our cash position of $11.5 billion and unencumbered high-quality liquid securities of $21.0 billion;
•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $28.9 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2021 and 2020, see the Consolidated Statements of Cash Flows.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, include cash at the FRBs, free and liquid securities and secured FHLB borrowing capacity;
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
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 11.

Table 28: Outstanding Off-Balance Sheet Arrangements
(in millions)	June 30, 2021	December 31, 2020	Change	Percent
Commitments to extend credit	$76,761	$74,160	$2,601	4%
Letters of credit	1,926	2,239	(313)	(14)
Risk participation agreements	68	98	(30)	(31)
Loans sold with recourse	64	54	10	19
Marketing rights	26	29	(3)	(10)
Total	$78,845	$76,580	$2,265	3%
Citizens Financial Group, Inc. | 40

CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
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
Allowance for Credit Losses
The ACL decreased from $2.7 billion at December 31, 2020 to $2.1 billion at June 30, 2021, reflecting a reserve release of $589 million.
To determine the ACL as of June 30, 2021, we utilized an economic forecast that generally reflects real GDP growth of approximately 5.7% over 2021. The forecast also projects the unemployment rate to be in the range of 5.9% to 6.6% throughout 2021. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020. In addition to judgment applied to the commercial portfolio as a whole, we continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail and hospitality and casual dining.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate, we applied a more pessimistic scenario than that described above which assumes that challenges in acceptance of vaccines cause COVID-19-related infections to abet later than in our base case scenario, with concerns rising about resistant strains. Consumer spending is slower to rebound, with businesses reopening more slowly and vacation spending muted. This pessimistic scenario reflects real GDP growth of approximately 3.25% and unemployment in the range of 6.5% to 7.0% over 2021. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.15x our modeled period-end ACL, or an increase of approximately $175 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Because several quantitative and qualitative factors are considered in determining the ACL, this sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ACL or even what the ACL would be under these economic circumstances. The sensitivity is intended to provide insights into the impact of adverse changes in the macroeconomic environment and the corresponding impact to modeled loss estimates. The hypothetical determination does not incorporate the impact of management judgment or other qualitative factors that could be applied in the actual estimation of the ACL and does not imply any expectation of future deterioration in our loss rates.
To provide additional context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.1 billion represents 24% of the $8.6 billion of nine-quarter losses projected in the Federal Reserve run of the December 2020 Supervisory Severely Adverse scenario, which forecasted more protracted unemployment and GDP declines compared with our ACL calculation. Our ACL calculation also included the impacts of government stimulus.
Comparatively, our ACL represents 41% of the $5.1 billion of projected losses in the Company run results of the Supervisory Severely Adverse scenario. Losses projected under the Company Supervisory Severely Adverse scenario are lower than the Federal Reserve results due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. Both the Company and Federal Reserve results include incremental losses associated with loan originations assumed post-June 30, 2020. In contrast, our June 30, 2021 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the recovery path is clearer than it was at the end of the fourth quarter 2020, significant future uncertainty still exists, including progress in the rollout, acceptance, and effectiveness of COVID-19 vaccines. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts
Citizens Financial Group, Inc. | 41

consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. The variables and inputs may be idiosyncratically affected by existing or future monetary and fiscal stimulus programs and forbearance and other customer accommodation efforts. Changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of COVID-19, vaccination efforts, and related policy measures on the economy and the resulting potentially material effects on the ACL.
For additional information regarding the ACL, see Note 4 of this report, and “Critical Accounting Estimates” and Note 5 in the Company’s 2020 Form 10-K.
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
Citizens Financial Group, Inc. | 42

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 29: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2021	December 31, 2020
Instantaneous Change in Interest Rates
200	21.7%	21.2%
100	11.3	11.2
-25	(2.2)	(2.7)
Gradual Change in Interest Rates
200	10.7	10.8
100	5.4	5.5
-25	(1.2)	(1.5)
We continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates remained fairly steady at 10.7% as of June 30, 2021 as compared to 10.8% at December 31, 2020, resulting from the addition of $8.0 billion of receive-fixed/pay-variable interest rate swaps. Current levels of asset sensitivity are elevated relative to our core sensitivity profile due to meaningful increases in cash and deposit balances as a result of monetary and fiscal stimulus programs. Changes in interest rates can also affect the risk positions, which impacts the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

Table 30: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2021				December 31, 2020
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$18,100	2.5	1.1%	0.1%	$12,350	1.0	1.5%	0.2%
Fair value - receive-fixed/pay-variable - conventional debt	2,200	1.8	2.5	0.2	3,200	1.7	2.1	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)(2)	3,000	3.0	0.1	1.7	4,750	3.9	0.2	1.4
Fair value - pay-fixed/receive-variable - conventional ALM(1)	2,000	3.2	0.1	1.5	2,000	3.7	0.2	1.5
Total portfolio swaps	$25,300	2.5	1.0%	0.4%	$22,300	2.0	1.2%	0.6%
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
Using the interest rate curve at June 30, 2021, the estimated net contribution to net interest income related to our ALM hedge strategies is approximately $99 million for the full-year 2021 compared to $133 million for the full-year 2020. The estimated net contribution could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021.
Citizens Financial Group, Inc. | 43

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

Table 27: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	$62	($11)	$34	$118
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	49	55	95	60
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(12)	(10)	(24)	(11)
(1) Using the interest rate curve at June 30, 2021, with respect to cash flow hedge strategies, we estimate that approximately $86 million will be reclassified from AOCI to net interest income over the next 12 months.
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
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance merger and acquisition transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential loss, and sub limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility and yield curve.
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of June 30, 2021 and December 31, 2020, the fair value of our MSRs was $902 million and $658 million, respectively, and the total notional amount of related derivative contracts was $13.9 billion and $11.4 billion,
Citizens Financial Group, Inc. | 44

respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at-risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.
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

Table 32: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$5	$—	$1	$2	$5	$1
Foreign Exchange Currency Rate	1	—	1	—	—	—	—	—
Credit Spread	13	13	17	10	13	8	15	4
Commodity	—	—	—	—	—	—	—	—
General VaR	14	12	16	9	12	11	13	9
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$14	$12	$17	$9	$12	$11	$13	$9
Stressed General VaR	$16	$16	$19	$13	$14	$13	$15	$11
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$16	$16	$19	$13	$14	$13	$15	$11
Market Risk Regulatory Capital	$89				$73
Specific Risk Not Modeled Add-on	19				13
Total Market Risk Regulatory Capital	$108				$86
Market Risk-Weighted Assets	$1,350				$1,078
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, using models approved by our banking regulators, for interest rate, credit spread, commodity, and foreign exchange positions.
Citizens Financial Group, Inc. | 45

The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2021.
Daily VaR Backtesting

2,000,000
1,000,000
0
-1,000,000
-2,000,000
-3,000,000
-4,000,000
-5,000,000
7/1/2020
7/13/2020
7/25/2020
8/6/2020
8/18/2020
8/30/2020
9/11/2020
9/23/2020
10/5/2020
10/17/2020
10/29/2020
11/10/2020
11/22/2020
12/4/2020
12/16/2020
12/28/2020
1/9/2021
1/21/2021
2/2/2021
2/14/2021
2/26/2021
3/10/2021
3/22/2021
4/3/2021
4/15/2021
4/27/2021
5/9/2021
5/21/2021
6/2/2021
6/14/2021
6/26/2021
VaR at 1-day holding, 99%, 1-tail
Backtesting P&L

Citizens Financial Group, Inc. | 46

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our Underlying results used throughout the MD&A:

Table 33: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2021	2020	2021	2020
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,609	$1,750	$3,268	$3,407
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	B	$1,609	$1,750	$3,268	$3,407
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$991	$979	$2,009	$1,991
Less: Notable items		11	19	31	52
Noninterest expense, Underlying (non-GAAP)	D	$980	$960	$1,978	$1,939
Pre-provision profit:
Total revenue (GAAP)	A	$1,609	$1,750	$3,268	$3,407
Less: Noninterest expense (GAAP)	C	991	979	2,009	1,991
Pre-provision profit (GAAP)		$618	$771	$1,259	$1,416
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,609	$1,750	$3,268	$3,407
Less: Noninterest expense, Underlying (non-GAAP)	D	980	960	1,978	1,939
Pre-provision profit, Underlying (non-GAAP)		$629	$790	$1,290	$1,468
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$831	$307	$1,612	$352
Less: Income (loss) before income tax expense (benefit) related to notable items		(11)	(19)	(31)	(52)
Income before income tax expense, Underlying (non-GAAP)	F	$842	$326	$1,643	$404
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$183	$54	$353	$65
Less: Income tax expense (benefit) related to notable items		(3)	(9)	(8)	(17)
Income tax expense, Underlying (non-GAAP)	H	$186	$54	$361	$82
Effective income tax rate (GAAP)	G/E	21.96%	17.69%	21.86%	18.51%
Effective income tax rate, Underlying (non-GAAP)	H/F	22.01	19.36	21.93	20.36
Net income, Underlying:
Net income (GAAP)	I	$648	$253	$1,259	$287
Add: Notable items, net of income tax benefit		8	10	23	35
Net income, Underlying (non-GAAP)	J	$656	$253	$1,282	$322
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	616	225	$1,204	$237
Add: Notable items, net of income tax benefit		8	10	23	35
Net income available to common stockholders, Underlying (non-GAAP)	L	$624	$235	$1,227	$272
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,833	$20,446	$20,723	$20,335
Return on average common equity	K/M	11.85%	4.44%	11.71%	2.35%
Return on average common equity, Underlying (non-GAAP)	L/M	12.02	4.63	11.93	2.69

Citizens Financial Group, Inc. | 47

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2021	2020	2021	2020
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,833	$20,446	$20,723	$20,335
Less: Average goodwill (GAAP)		7,050	7,050	7,050	7,048
Less: Average other intangibles (GAAP)		53	65	55	66
Add: Average deferred tax liabilities related to goodwill (GAAP)		381	375	380	374
Average tangible common equity	N	$14,111	$13,706	$13,998	$13,595
Return on average tangible common equity	K/N	17.50%	6.62%	17.34%	3.51%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	17.74	6.90	17.67	4.03
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$184,456	$179,793	$183,518	$173,485
Return on average total assets	I/O	1.41%	0.57%	1.38%	0.33%
Return on average total assets, Underlying (non-GAAP)	J/O	1.43	0.59	1.41	0.37
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$184,456	$179,793	$183,518	$173,485
Less: Average goodwill (GAAP)		7,050	7,050	7,050	7,048
Less: Average other intangibles (GAAP)		53	65	55	66
Add: Average deferred tax liabilities related to goodwill (GAAP)		381	375	380	374
Average tangible assets	P	$177,734	$173,053	$176,793	$166,745
Return on average total tangible assets	I/P	1.46%	0.59%	1.44%	0.35%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.48	0.61	1.46	0.39
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	61.63%	55.91%	61.49%	58.43%
Efficiency ratio, Underlying (non-GAAP)	D/B	60.92	54.85	60.55	56.91
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(8.00)%	7.49%	(4.08)%	5.94%
Increase in noninterest expense		1.42	2.89	0.94	5.46
Operating leverage		(9.42)%	4.60%	(5.02%)	0.48%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(8.00)%	7.49%	(4.08)%	5.94%
Increase in noninterest expense, Underlying (non-GAAP)		2.18	1.62	2.05	5.46
Operating leverage, Underlying (non-GAAP)		(10.18)%	5.87%	(6.13%)	2.60%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	426,083,143	426,824,594	426,083,143	426,824,594
Common stockholders' equity (GAAP)		$21,185	$20,453	$21,185	$20,453
Less: Goodwill (GAAP)		7,050	7,050	7,050	7,050
Less: Other intangible assets (GAAP)		52	63	52	63
Add: Deferred tax liabilities related to goodwill (GAAP)		383	376	383	376
Tangible common equity	R	$14,466	$13,716	$14,466	$13,716
Tangible book value per common share	R/Q	$33.95	$32.13	$33.95	$32.13
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	425,948,706	426,613,053	425,951,197	427,165,737
Average common shares outstanding - diluted (GAAP)	T	427,561,572	427,566,920	427,668,242	428,292,580
Net income per average common share - basic (GAAP)	K/S	$1.45	$0.53	$2.83	$0.56
Net income per average common share - diluted (GAAP)	K/T	1.44	0.53	2.81	0.55
Net income per average common share - basic, Underlying (non-GAAP)	L/S	1.47	0.55	2.88	0.64
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	1.46	0.55	2.87	0.64
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.39	$0.78	$0.78
Dividend payout ratio	U/(K/S)	27%	74%	28%	140%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	27	71	27	122

Citizens Financial Group, Inc. | 48

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

Table 34: Reconciliations of Non-GAAP Measures - Excluding PPP
(in millions, except share, per share and ratio data)	Ref.	June 30, 2021	December 31, 2020
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$122,581	$123,090
Less: PPP loans		3,479	4,155
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$119,102	$118,935
Allowance for credit losses (GAAP)	C	$2,081	$2,670
Allowance for credit losses to total loans and leases (GAAP)	C/A	1.70%	2.17%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	1.75%	2.24%

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of elevated cash levels used in “—Net Interest Income”:

Table 35: Reconciliations of Non-GAAP Measures - Excluding Elevated Cash
		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except ratio data)	Ref.	2021	2020	2021	2020
Net interest income, FTE, excluding the impact of elevated cash:
Net interest income, FTE (GAAP)	A	$1,126	$1,163	$2,246	$2,327
Less: Net interest income associated with elevated cash		—	—	—	—
Net interest income, FTE, excluding the impact of elevated cash (non-GAAP)	B	$1,126	$1,163	$2,246	$2,327
Average interest-earning assets, excluding the impact of elevated cash:
Total interest-earning assets (GAAP)	C	$166,333	$162,390	$165,433	$156,668
Less: Elevated cash		9,363	3,416	9,175	1,707
Total average interest-earning assets, excluding the impact of elevated cash (non-GAAP)	D	$156,970	$158,974	$156,258	$154,961
Day count	E	91	91	181	182
Day count (year)	F	365	366	365	366
Ratios:
Net interest margin, FTE (GAAP)	A / C / E * F	2.72%	2.88%	2.74%	2.99%
Net interest margin, FTE, excluding the impact of elevated cash (non-GAAP)	B / D / E * F	2.88%	2.94%	2.90%	3.02%
Citizens Financial Group, Inc. | 49

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 50

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$1,035	$1,037
Interest-bearing cash and due from banks	11,606	11,696
Interest-bearing deposits in banks	401	306
Debt securities available for sale, at fair value (including $568 and $549 pledged to creditors, respectively)(1)	24,583	22,942
Debt securities held to maturity (fair value of $2,790 and $3,357 respectively, and including $124 and $144 pledged to creditors, respectively)(1)	2,711	3,235
Loans held for sale, at fair value	3,616	3,564
Other loans held for sale	82	439
Loans and leases	122,581	123,090
Less: Allowance for loan and lease losses	(1,947)	(2,443)
Net loans and leases	120,634	120,647
Derivative assets	1,655	1,915
Premises and equipment, net	735	759
Bank-owned life insurance	2,268	1,756
Goodwill	7,050	7,050
Other assets	8,728	8,003
TOTAL ASSETS	$185,104	$183,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$47,480	$43,831
Interest-bearing	103,156	103,333
Total deposits	150,636	147,164
Short-term borrowed funds	62	243
Derivative liabilities	144	128
Deferred taxes, net	720	629
Long-term borrowed funds	6,957	8,346
Other liabilities	3,386	4,166
TOTAL LIABILITIES	161,905	160,676
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 and 2,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,014	1,965
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 570,994,369 shares issued and 426,083,143 shares outstanding at June 30, 2021 and 569,876,133 shares issued and 427,209,831 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	18,964	18,940
Retained earnings	7,314	6,445
Treasury stock, at cost, 144,911,226 and 142,666,302 shares at June 30, 2021 and December 31, 2020, respectively	(4,718)	(4,623)
Accumulated other comprehensive income (loss)	(381)	(60)
TOTAL STOCKHOLDERS’ EQUITY	$23,199	$22,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,104	$183,349
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 51

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans and leases	$1,058	$1,192	$2,119	$2,494
Interest and fees on loans held for sale, at fair value	24	20	42	35
Interest and fees on other loans held for sale	2	7	8	16
Investment securities	124	130	252	277
Interest-bearing deposits in banks	3	1	6	6
Total interest income	1,211	1,350	2,427	2,828
INTEREST EXPENSE:
Deposits	42	124	92	351
Short-term borrowed funds	—	—	—	1
Long-term borrowed funds	45	66	94	156
Total interest expense	87	190	186	508
Net interest income	1,124	1,160	2,241	2,320
Provision for credit losses	(213)	464	(353)	1,064
Net interest income after provision for credit losses	1,337	696	2,594	1,256
NONINTEREST INCOME:
Mortgage banking fees	85	276	250	435
Service charges and fees	100	84	199	202
Capital markets fees	91	61	172	104
Card fees	64	48	119	104
Trust and investment services fees	60	45	118	98
Letter of credit and loan fees	38	31	76	65
Foreign exchange and interest rate products	28	34	56	58
Securities gains, net	3	3	6	3
Other income	16	8	31	18
Total noninterest income	485	590	1,027	1,087
NONINTEREST EXPENSE:
Salaries and employee benefits	524	513	1,072	1,062
Equipment and software	155	142	307	275
Outside services	137	131	276	266
Occupancy	82	82	170	166
Other operating expense	93	111	184	222
Total noninterest expense	991	979	2,009	1,991
Income before income tax expense	831	307	1,612	352
Income tax expense	183	54	353	65
NET INCOME	$648	$253	$1,259	$287
Net income available to common stockholders	$616	$225	$1,204	$237
Weighted-average common shares outstanding:
Basic	425,948,706	426,613,053	425,951,197	427,165,737
Diluted	427,561,572	427,566,920	427,668,242	428,292,580
Per common share information:
Basic earnings	$1.45	$0.53	$2.83	$0.56
Diluted earnings	1.44	0.53	2.81	0.55

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$648	$253	$1,259	$287
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $16, $(3), $9 and $30, respectively	46	(8)	25	88
Reclassification of net derivative (gains) losses included in net income, net of income taxes of $(10), $(11), $(19) and $(12), respectively	(27)	(34)	(52)	(37)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $3, $16, $(97) and $145, respectively	10	49	(297)	449
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $0, $(1), $(1) and $(1), respectively	(3)	(2)	(5)	(2)
Amortization of actuarial loss, net of income taxes of $1, $0, $1 and $1, respectively	4	4	8	7
Total other comprehensive income (loss), net of income taxes	30	9	(321)	505
Total comprehensive income (loss)	$678	$262	$938	$792

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 53

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2020	2	$1,570	427	$6	$18,901	$6,011	($4,623)	$85	$21,950
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(28)	—	—	(28)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	—	—	—	—	—	—	—
Share-based compensation plans	—	—	—	—	1	—	—	—	1
Employee stock purchase plan purchased	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	253	—	—	253
Other comprehensive income (loss)	—	—	—	—	—	—	—	9	9
Total comprehensive income (loss)	—	—	—	—	—	253	—	9	262
Balance at June 30, 2020	2	$1,965	427	$6	$18,908	$6,068	($4,623)	$94	$22,418
Balance at April 1, 2021	2	$1,965	426	$6	$18,945	$6,866	($4,718)	($411)	$22,653
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(32)	—	—	(32)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock called	—	(247)	—	—	—	—	—	—	(247)
Share-based compensation plans	—	—	—	—	13	—	—	—	13
Employee stock purchase plan purchased	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	648	—	—	648
Other comprehensive income (loss)	—	—	—	—	—	—	—	30	30
Total comprehensive income (loss)	—	—	—	—	—	648	—	30	678
Balance at Balance at June 30, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 54

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2020	2	1,570	433	6	18,891	6,498	(4,353)	(411)	22,201
Dividends to common stockholders	—	—	—	—	—	(336)	—	—	(336)
Dividends to preferred stockholders	—	—	—	—	—	(50)	—	—	(50)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	7	—	—	—	7
Employee stock purchase plan purchased	—	—	—	—	10	—	—	—	10
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income (loss):
Net income	—	—	—	—	—	287	—	—	287
Other comprehensive income (loss)	—	—	—	—	—	—	—	505	505
Total comprehensive income (loss)	—	—	—	—	—	287	—	505	792
Balance at June 30, 2020	2	1,965	427	6	18,908	6,068	(4,623)	94	22,418
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(335)	—	—	(335)
Dividends to preferred stockholders	—	—	—	—	—	(55)	—	—	(55)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock called	—	(247)	—	—	—	—	—	—	(247)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	13	—	—	—	13
Employee stock purchase plan purchased	—	—	—	—	11	—	—	—	11
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,259	—	—	1,259
Other comprehensive income (loss)	—	—	—	—	—	—	—	(321)	(321)
Total comprehensive income (loss)	—	—	—	—	—	1,259	—	(321)	938
Balance at June 30, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 55

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2021	2020
OPERATING ACTIVITIES
Net income	$1,259	$287
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision for credit losses	(353)	1,064
Net change in loans held for sale	322	(737)
Depreciation, amortization and accretion	317	316
Deferred income taxes	199	(208)
Share-based compensation	35	23
Net gain on sales of:
Debt securities	(6)	(3)
Premises and equipment	(1)	—
Net (increase) decrease in other assets	(2,129)	(2,454)
Net increase (decrease) in other liabilities	247	299
Net change due to operating activities	(110)	(1,413)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(6,413)	(3,308)
Proceeds from maturities and paydowns of debt securities available for sale	4,321	2,521
Proceeds from sales of debt securities available for sale	104	—
Proceeds from maturities and paydowns of debt securities held to maturity	530	349
Net (increase) decrease in interest-bearing deposits in banks	(95)	(178)
Acquisitions, net of cash acquired	—	(3)
Net (increase) decrease in loans and leases	497	(7,014)
Capital expenditures, net	(32)	(53)
Purchase of bank-owned life insurance	(500)	—
Other	(115)	87
Net change due to investing activities	(1,703)	(7,599)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,472	18,305
Net increase (decrease) in short-term borrowed funds	(183)	(18)
Proceeds from issuance of long-term borrowed funds	—	8,309
Repayments of long-term borrowed funds	(1,357)	(13,253)
Treasury stock purchased	(95)	(270)
Net proceeds from issuance of preferred stock	296	395
Dividends paid to common stockholders	(335)	(336)
Dividends paid to preferred stockholders	(55)	(45)
Premium paid to exchange subordinated debt	(1)	—
Payments of employee tax withholding for share-based compensation	(21)	(15)
Net change due to financing activities	1,721	13,072
Net change in cash and cash equivalents (1)	(92)	4,060
Cash and cash equivalents at beginning of period (1)	12,733	3,386
Cash and cash equivalents at end of period (1)	$12,641	$7,446
(1) Cash and cash equivalents includes cash and due from banks and interest-bearing cash and due from banks as reflected in the Consolidated Balance Sheets.

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 56

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2020 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$11	$—	$—	$11
State and political subdivisions	3	—	—	3	3	—	—	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	23,960	354	(202)	24,112	21,954	571	(19)	22,506
Other/non-agency	267	13	—	280	396	26	—	422
Total mortgage-backed securities, at fair value	24,227	367	(202)	24,392	22,350	597	(19)	22,928
Collateralized loan obligations, at fair value	177	—	—	177	—	—	—	—
Total debt securities available for sale, at fair value	$24,418	$367	($202)	$24,583	$22,364	$597	($19)	$22,942
Federal agencies and U.S. government sponsored entities	$1,887	$77	$—	$1,964	$2,342	$122	$—	$2,464
Total mortgage-backed securities, at cost	1,887	77	—	1,964	2,342	122	—	2,464
Asset-backed securities, at cost	824	2	—	826	893	—	—	893
Total debt securities held to maturity	$2,711	$79	$—	$2,790	$3,235	$122	$—	$3,357
Equity securities, at cost	$602	$—	$—	$602	$604	$—	$—	$604
Equity securities, at fair value	80	—	—	80	66	—	—	66
Citizens Financial Group, Inc. | 57

Accrued interest receivable on debt securities totaled $54 million and $55 million as of June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	June 30, 2021
	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	6	42	1,861	22,051	23,960
Other/non-agency	—	—	—	267	267
Collateralized loan obligations	—	—	—	177	177
Total debt securities available for sale	17	42	1,861	22,498	24,418
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,887	1,887
Asset-backed securities	—	—	824	—	824
Total debt securities held to maturity	—	—	824	1,887	2,711
Total amortized cost of debt securities	$17	$42	$2,685	$24,385	$27,129

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	6	44	1,916	22,146	24,112
Other/non-agency	—	—	—	280	280
Collateralized loan obligations	—	—	—	177	177
Total debt securities available for sale	17	44	1,916	22,606	24,583
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,964	1,964
Asset-backed securities	—	—	826	—	826
Total debt securities held to maturity	—	—	826	1,964	2,790
Total fair value of debt securities	$17	$44	$2,742	$24,570	$27,373

Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $124 million and $130 million for the three months ended June 30, 2021 and 2020, respectively, and $252 million and $277 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents realized gains and losses on securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gains on sale of debt securities	$3	$3	$6	$3
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$3	$3	$6	$3
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost and fair value of debt securities pledged:

	June 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$4,996	$5,028	$3,818	$3,937
Pledged against FHLB borrowed funds	266	280	394	423
Pledged against repurchase agreements	49	52	224	231

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of June 30, 2021 or December 31, 2020. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information, see Note 8.
Securitizations of mortgage loans retained in the investment portfolio were $82 million and $163 million for the three and six months ended June 30, 2021, respectively. There were no securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2020. These securitizations include a substantive guarantee by a third party. In 2021, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
As of June 30, 2021, the Company concluded that 70% of HTM securities met the zero expected credit loss criteria; therefore, no ACL was recognized. For the remaining 30%, the lifetime expected credit losses were determined to be insignificant based on the modeling of the Company’s credit loss position in the security. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2021.
The following tables present AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$10,916	($200)	$92	($2)	$11,008	($202)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$1,991	($19)	$—	$—	$1,991	($19)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the agency and non-agency MBS identified with unrealized losses as of June 30, 2021. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 59

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS.

(in millions)	June 30, 2021	December 31, 2020
Commercial and industrial (1)	$42,842	$44,173
Commercial real estate	14,412	14,652
Leases	1,829	1,968
Total commercial	59,083	60,793
Residential mortgages (2)	20,538	19,539
Home equity	11,841	12,149
Automobile	12,780	12,153
Education	12,800	12,308
Other retail	5,539	6,148
Total retail	63,498	62,297
Total loans and leases	$122,581	$123,090
(1) Includes $3.5 billion and $4.2 billion of PPP loans fully guaranteed by the SBA as of June 30, 2021 and December 31, 2020, respectively.
(2) Includes fully or partially guaranteed FHA, VA and USDA loans of $1.4 billion at June 30, 2021 and $249 million at December 31, 2020, including loans acquired through an exercise of the GNMA early buyout option.

Included in other assets is accrued interest receivable on loans and leases held for investment totaling $467 million and $449 million as of June 30, 2021 and December 31, 2020, respectively.
During the three months ended June 30, 2021 and 2020, the Company purchased $351 million and $691 million of education loans, and $176 million and $255 million of other retail loans. During the six months ended June 30, 2021 and 2020, the Company purchased $652 million and $909 million of education loans, and $353 million and $527 million of other retail loans, respectively.
During the three months ended June 30, 2021 and 2020, the Company sold $237 million and $71 million of commercial loans, respectively. During the six months ended June 30, 2021 and 2020, the Company sold $563 million and $262 million of commercial loans, respectively. During the six months ended June 30, 2020, the company sold $1.5 billion of residential mortgage loans as compared to none in the same period of 2021.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity products, totaled $24.7 billion and $25.5 billion at June 30, 2021 and December 31, 2020, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $39.7 billion and $40.0 billion at June 30, 2021 and December 31, 2020, respectively.
Interest income on direct financing and sales-type leases was $12 million and $19 million for the three months ended June 30, 2021 and 2020, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, this interest income was $25 million and $37 million, respectively.
    The following table presents the composition of LHFS.

	June 30, 2021			December 31, 2020
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$3,499	$117	$3,616	$3,416	$148	$3,564
Other loans held for sale	—	82	82	—	439	439
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
Citizens Financial Group, Inc. | 60

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUING LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Recorded in the ACL is management’s estimate of expected credit losses in the Company’s loan and lease portfolios. See Note 5 in the Company’s 2020 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2020. There were no significant changes to the ACL reserve methodology in the six months ended June 30, 2021.
The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months ended and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,146	$1,048	$2,194	$1,233	$1,210	$2,443
Charge-offs	(45)	(80)	(125)	(179)	(173)	(352)
Recoveries	4	43	47	34	82	116
Net charge-offs	(41)	(37)	(78)	(145)	(91)	(236)
Provision charged to income	(152)	(17)	(169)	(135)	(125)	(260)
Allowance for loan and lease losses, end of period	$953	$994	$1,947	$953	$994	$1,947

Allowance for unfunded lending commitments, beginning of period	$165	$13	$178	$186	$41	$227
Provision for unfunded lending commitments	(44)	—	(44)	(65)	(28)	(93)
Allowance for unfunded lending commitments, end of period	$121	$13	$134	$121	$13	$134
Overall, an ending ACL balance of $2.1 billion at June 30, 2021 compared to $2.7 billion at December 31, 2020. The difference in ACL as of June 30, 2021 as compared to December 31, 2020 was due to net charge-offs of $236 million, as detailed below, coupled with a credit provision benefit of $353 million. This reflected strong credit performance across the retail and commercial loan portfolios, and improvement in the macroeconomic outlook.
The increase in commercial net charge-offs of $30 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was driven by COVID-19-related charge-offs in CRE. Retail net charge-offs were down $78 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as a result of government stimulus and forbearance programs as well as strong collateral values in automobile and residential real estate.
To determine the ACL as of June 30, 2021, Citizens utilized an economic forecast that generally reflects real GDP growth of approximately 5.7% over 2021. The forecast also projects the unemployment rate to be in the range of 5.9% to 6.6% throughout 2021. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020. In addition to judgment applied to the commercial portfolio as a whole, Citizens continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail and hospitality and casual dining.

Citizens Financial Group, Inc. | 61

The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$752	$1,419	$2,171	$674	$578	$1,252
Cumulative effect of change in accounting principle	—	—	—	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	752	1,419	2,171	498	1,207	1,705
Charge-offs	(74)	(106)	(180)	(121)	(233)	(354)
Recoveries	3	30	33	6	64	70
Net charge-offs	(71)	(76)	(147)	(115)	(169)	(284)
Provision charged to income	554	(130)	424	852	175	1,027
Allowance for loan and lease losses, end of period	$1,235	$1,213	$2,448	$1,235	$1,213	$2,448

Allowance for unfunded lending commitments, beginning of period	$38	$1	$39	$44	$—	$44
Cumulative effect of change in accounting principle	—	—	—	(3)	1	(2)
Allowance for unfunded lending commitments, beginning of period, adjusted	38	1	39	41	1	42
Provision for unfunded lending commitments	31	9	40	28	9	37
Allowance for unfunded lending commitments, end of period	$69	$10	$79	$69	$10	$79
Credit Quality Indicators
The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. Citizens defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans modified in a TDR are considered a continuation of the original loan and vintage date corresponds with the most recent credit decision.
For commercial loans and leases, Citizens utilizes regulatory classification ratings to monitor credit quality. The assignment of regulatory classification ratings occurs at loan origination and are periodically re-evaluated by Citizens utilizing a risk-based approach, including any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. The review process considers both quantitative and qualitative factors. Loans with a “pass” rating are those that the Company believes will fully repay in accordance with the contractual loan terms. Commercial loans and leases identified as “criticized” have some weakness or potential weakness that indicate an increased probability of future loss. Citizens groups “criticized” loans into three categories, “special mention,” “substandard,” and “doubtful.” Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. Substandard loans are inadequately protected loans; these loans have well-defined weaknesses that could hinder normal repayment or collection of the debt. Doubtful loans have the same weaknesses as substandard, with the added characteristic that the possibility of loss is high and collection of the full amount of the loan is improbable.
Citizens Financial Group, Inc. | 62

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of June 30, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass(1)	$5,146	$5,140	$5,260	$3,623	$1,975	$2,797	$15,853	$151	$39,945
Special Mention	3	41	196	196	74	181	454	—	1,145
Substandard	32	125	263	267	114	226	583	21	1,631
Doubtful	27	16	16	22	12	18	7	3	121
Total commercial and industrial	5,208	5,322	5,735	4,108	2,175	3,222	16,897	175	42,842
Commercial real estate
Pass	462	2,572	3,726	3,013	1,026	1,507	809	—	13,115
Special Mention	73	7	193	102	155	122	14	—	666
Substandard	1	39	210	135	146	73	—	—	604
Doubtful	—	9	16	—	—	2	—	—	27
Total commercial real estate	536	2,627	4,145	3,250	1,327	1,704	823	—	14,412
Leases
Pass	269	368	216	203	98	622	—	—	1,776
Special Mention	1	2	1	2	5	18	—	—	29
Substandard	—	16	5	1	—	1	—	—	23
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	270	386	222	206	103	642	—	—	1,829
Total commercial
Pass(1)	5,877	8,080	9,202	6,839	3,099	4,926	16,662	151	54,836
Special Mention	77	50	390	300	234	321	468	—	1,840
Substandard	33	180	478	403	260	300	583	21	2,258
Doubtful	27	25	32	22	12	21	7	3	149
Total commercial	$6,014	$8,335	$10,102	$7,564	$3,605	$5,568	$17,720	$175	$59,083
(1) Includes $3.5 billion of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2021 and 2020.
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
For retail loans, Citizens utilizes FICO credit scores and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO scores are the strongest indicator of credit losses over the contractual life of the loan and assist management in predicting the borrower’s future payment performance. Scores are based on current and historical national industry-wide consumer level credit performance data.
Citizens Financial Group, Inc. | 64

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of June 30, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$851	$3,079	$1,574	$454	$897	$2,697	$—	$—	$9,552
740-799	1,619	2,261	890	311	448	1,335	—	—	6,864
680-739	377	653	360	178	169	660	—	—	2,397
620-679	42	112	180	103	117	328	—	—	882
<620	2	49	153	162	167	293	—	—	826
No FICO available(1)	2	3	1	—	—	11	—	—	17
Total residential mortgages	2,893	6,157	3,158	1,208	1,798	5,324	—	—	20,538
Home equity
800+	1	2	6	6	5	170	4,292	318	4,800
740-799	—	1	5	6	6	146	3,333	306	3,803
680-739	—	1	8	13	18	162	1,608	274	2,084
620-679	—	3	13	24	20	133	336	182	711
<620	—	3	20	25	23	106	79	187	443
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	10	52	74	72	717	9,648	1,267	11,841
Automobile
800+	756	951	681	333	223	122	—	—	3,066
740-799	1,096	1,320	813	401	242	122	—	—	3,994
680-739	969	1,109	690	335	190	98	—	—	3,391
620-679	458	506	345	184	108	63	—	—	1,664
<620	59	138	180	133	90	61	—	—	661
No FICO available(1)	3	—	—	—	—	1	—	—	4
Total automobile	3,341	4,024	2,709	1,386	853	467	—	—	12,780
Education
800+	564	1,843	1,103	662	590	1,066	—	—	5,828
740-799	759	1,831	892	480	338	614	—	—	4,914
680-739	204	536	289	172	123	300	—	—	1,624
620-679	14	54	45	37	29	110	—	—	289
<620	1	6	10	12	10	49	—	—	88
No FICO available(1)	2	—	—	—	—	55	—	—	57
Total education	1,544	4,270	2,339	1,363	1,090	2,194	—	—	12,800
Other retail
800+	107	343	209	100	48	42	357	—	1,206
740-799	169	479	285	128	58	36	662	2	1,819
680-739	150	372	190	85	37	18	593	5	1,450
620-679	94	181	65	28	10	6	208	6	598
<620	11	39	23	13	4	2	66	7	165
No FICO available(1)	6	8	—	—	—	—	285	2	301
Total other retail	537	1,422	772	354	157	104	2,171	22	5,539
Total retail
800+	2,279	6,218	3,573	1,555	1,763	4,097	4,649	318	24,452
740-799	3,643	5,892	2,885	1,326	1,092	2,253	3,995	308	21,394
680-739	1,700	2,671	1,537	783	537	1,238	2,201	279	10,946
620-679	608	856	648	376	284	640	544	188	4,144
<620	73	235	386	345	294	511	145	194	2,183
No FICO available(1)	13	11	1	—	—	67	285	2	379
Total retail	$8,316	$15,883	$9,030	$4,385	$3,970	$8,806	$11,819	$1,289	$63,498
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 65

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,687	$1,885	$638	$1,129	$1,615	$1,755	$—	$—	$9,709
740-799	2,931	1,133	398	527	743	904	—	—	6,636
680-739	784	351	162	172	295	458	—	—	2,222
620-679	97	94	44	56	66	223	—	—	580
<620	12	28	35	58	50	185	—	—	368
No FICO available(1)	1	2	1	5	1	14	—	—	24
Total residential mortgages	6,512	3,493	1,278	1,947	2,770	3,539	—	—	19,539
Home equity
800+	2	8	10	7	5	216	4,319	344	4,911
740-799	2	6	7	6	5	180	3,234	331	3,771
680-739	1	6	10	15	8	179	1,632	284	2,135
620-679	—	10	18	21	14	136	402	195	796
<620	1	17	30	29	18	122	105	214	536
Total home equity	6	47	75	78	50	833	9,692	1,368	12,149
Automobile
800+	1,056	812	424	312	169	62	—	—	2,835
740-799	1,514	1,022	531	344	172	59	—	—	3,642
680-739	1,347	889	461	282	138	47	—	—	3,164
620-679	669	484	259	157	84	32	—	—	1,685
<620	140	242	189	137	79	34	—	—	821
No FICO available(1)	2	—	—	—	—	4	—	—	6
Total automobile	4,728	3,449	1,864	1,232	642	238	—	—	12,153
Education
800+	1,817	1,363	849	781	578	777	—	—	6,165
740-799	1,797	1,009	541	387	251	423	—	—	4,408
680-739	450	294	173	127	90	221	—	—	1,355
620-679	26	35	33	28	25	95	—	—	242
<620	2	5	10	10	8	41	—	—	76
No FICO available(1)	2	—	—	—	—	60	—	—	62
Total education	4,094	2,706	1,606	1,333	952	1,617	—	—	12,308
Other retail
800+	461	380	163	77	15	44	341	—	1,481
740-799	620	460	184	81	19	31	638	2	2,035
680-739	495	302	111	48	10	13	561	5	1,545
620-679	248	104	37	14	3	5	174	7	592
<620	24	30	17	6	1	3	77	8	166
No FICO available(1)	54	1	—	—	—	—	272	2	329
Total other retail	1,902	1,277	512	226	48	96	2,063	24	6,148
Total retail
800+	6,023	4,448	2,084	2,306	2,382	2,854	4,660	344	25,101
740-799	6,864	3,630	1,661	1,345	1,190	1,597	3,872	333	20,492
680-739	3,077	1,842	917	644	541	918	2,193	289	10,421
620-679	1,040	727	391	276	192	491	576	202	3,895
<620	179	322	281	240	156	385	182	222	1,967
No FICO available(1)	59	3	1	5	1	78	272	2	421
Total retail	$17,242	$10,972	$5,335	$4,816	$4,462	$6,323	$11,755	$1,392	$62,297
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 66

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of June 30, 2021			As of December 31, 2020
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL
Commercial and industrial	$163	$—	$40	$280	$20	$56
Commercial real estate	102	—	37	176	—	2
Leases	1	1	—	2	1	—
Total commercial	266	1	77	458	21	58
Residential mortgages(1)	174	270	138	167	30	96
Home equity	234	—	189	276	—	207
Automobile	62	—	34	72	—	17
Education	21	2	2	18	2	2
Other retail	22	7	2	28	9	—
Total retail	513	279	365	561	41	322
Total loans and leases	$779	$280	$442	$1,019	$62	$380
(1) 90+ days past due and accruing includes $266 million and $21 million of loans fully or partially guaranteed by the FHA, VA and USDA for June 30, 2021 and December 31, 2020, respectively.

Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
    The following table presents an analysis of the age of both accruing and nonaccruing loan and lease past due amounts:

	June 30, 2021					December 31, 2020
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90+	Total	Current-29	30-59	60-89	90+	Total
Commercial and industrial	$42,769	$24	$7	$42	$42,842	$43,817	$223	$16	$117	$44,173
Commercial real estate	14,310	1	—	101	14,412	14,531	1	85	35	14,652
Leases	1,827	—	—	2	1,829	1,956	9	—	3	1,968
Total commercial	58,906	25	7	145	59,083	60,304	233	101	155	60,793
Residential mortgages(1)	19,885	176	61	416	20,538	19,291	59	21	168	19,539
Home equity	11,607	32	17	185	11,841	11,848	61	28	212	12,149
Automobile	12,613	114	43	10	12,780	11,901	170	65	17	12,153
Education	12,747	29	13	11	12,800	12,255	33	13	7	12,308
Other retail	5,454	37	20	28	5,539	6,047	38	29	34	6,148
Total retail	62,306	388	154	650	63,498	61,342	361	156	438	62,297
Total	$121,212	$413	$161	$795	$122,581	$121,646	$594	$257	$593	$123,090
(1) 90+ days past due includes $266 million and $44 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, the Company had collateral-dependent residential mortgage and home equity loans totaling $554 million and $552 million, respectively. At June 30, 2021 and December 31, 2020, the Company had collateral-dependent commercial loans totaling $66 million and $206 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in process was $152 million and $119 million as of June 30, 2021 and December 31, 2020, respectively.
Citizens Financial Group, Inc. | 67

Troubled Debt Restructurings
The following tables summarize loans modified during the three and six months ended June 30, 2021 and June 30, 2020. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		Three Months Ended June 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	15	$—	$3	$54	$57
Commercial real estate	—	—	—	—	—
Total commercial	15	—	3	54	57
Residential mortgages	671	8	120	44	172
Home equity	102	1	3	3	7
Automobile	379	1	—	5	6
Education	265	—	—	9	9
Other retail	585	1	—	—	1
Total retail	2,002	11	123	61	195
Total	2,017	$11	$126	$115	$252

		Three Months Ended June 30, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	19	$—	$3	$53	$56
Commercial real estate	—	—	—	—	—
Total commercial	19	—	3	53	56
Residential mortgages	145	11	14	3	28
Home equity	266	2	4	11	17
Automobile	947	—	—	15	15
Education	142	—	—	4	4
Other retail	710	3	—	1	4
Total retail	2,210	16	18	34	68
Total	2,229	$16	$21	$87	$124

		Six Months Ended June 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	22	$—	$6	$54	$60
Commercial real estate	—	—	—	—	—
Total commercial	22	—	6	54	60
Residential mortgages	713	12	126	47	185
Home equity	249	3	8	7	18
Automobile	1,048	1	—	13	14
Education	412	—	—	13	13
Other retail	1,215	4	—	1	5
Total retail	3,637	20	134	81	235
Total	3,659	$20	$140	$135	$295
Citizens Financial Group, Inc. | 68

		Six Months Ended June 30, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	38	$—	$3	$94	$97
Commercial real estate	—	—	—	—	—
Total commercial	38	—	3	94	97
Residential mortgages	241	17	21	7	45
Home equity	389	6	4	15	25
Automobile	1,177	1	—	17	18
Education	233	—	—	6	6
Other retail	1,683	7	—	2	9
Total retail	3,723	31	25	47	103
Total	3,761	$31	$28	$141	$200
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
Modified TDRs resulted in charge-offs of $2 million and $4 million for the three months ended June 30, 2021 and 2020, respectively. Citizens recorded $4 million and $6 million of charge-offs related to TDRs for each of the six months ended June 30, 2021 and 2020, respectively.
Unfunded commitments related to TDRs were $45 million and $49 million at June 30, 2021 and December 31, 2020, respectively.
A payment default refers to a loan that becomes 90 days or more past due under the modified terms. Loan data includes loans meeting the criteria that were paid off in full, charged off, or sold prior to June 30, 2021 and 2020. For commercial loans, recorded investment in TDRs that defaulted within 12 months of their modification date for the three months ended June 30, 2021 were $1 million and there were $26 million for the three months ended June 30, 2020. The amortized cost basis of commercial TDRs that defaulted within 12 months of their modification date was $23 million and $39 million in the six months ended June 30, 2021 and 2020, respectively. For retail loans, there were $14 million and $14 million of loans which defaulted within their restructuring date for the three months ended June 30, 2021 and 2020, respectively. There were $29 million and $25 million of loans which defaulted within 12 months of their restructuring date for the six months ended June 30, 2021 and 2020, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2021 and December 31, 2020, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted based on the financial strength of the applicant and the facts surrounding the transaction.
Citizens Financial Group, Inc. | 69

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

	June 30, 2021
(in millions)	Residential Mortgages	Home Equity	Other Retail	Education	Total
High loan-to-value	$235	$27	$—	$—	$262
Interest-only	3,143	—	—	1	3,144
Low introductory rate	—	—	135	—	135
Total	$3,378	$27	$135	$1	$3,541

	December 31, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Education	Total
High loan-to-value	$289	$64	$—	$—	$353
Interest-only	2,801	—	—	—	2,801
Low introductory rate	—	—	170	—	170
Total	$3,090	$64	$170	$1	$3,324
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cash proceeds from residential mortgage loans sold with servicing retained	$10,540	$8,797	$19,577	$14,164
Gain on sales (1)	85	283	225	426
Contractually specified servicing, late and other ancillary fees (1)	60	55	118	113
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of the related residential mortgage loans was $84.6 billion and $81.2 billion at June 30, 2021 and December 31, 2020, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
Citizens Financial Group, Inc. | 70

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Fair value as of beginning of the period	$893	$577	$658	$642
Transfers upon election of fair value method (1)	—	—	—	190
Fair value as of beginning of the period, adjusted	893	577	658	832
Amounts capitalized	122	86	209	153
Changes in unpaid principal balance during the period (2)	(47)	(46)	(105)	(86)
Changes in fair value during the period (3)	(66)	(49)	140	(331)
Fair value at end of the period	$902	$568	$902	$568
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

	June 30, 2021			December 31, 2020
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$902	50 bps adverse change	100 bps adverse change	$658	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	5.7			4.2
Weighted average constant prepayment rate (1)	11.9%	$129	$273	17.3%	$122	$202
Weighted average option adjusted spread	581 bps	18	36	595 bps	12	24
(1) Estimated adverse change for the weighted average constant prepayment rate based on an adverse change in market interest rates.
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	June 30, 2021	December 31, 2020
Education	$867	$974
Commercial (1)	61	51
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
Citizens Financial Group, Inc. | 71

NOTE 6 - VARIABLE INTEREST ENTITIES
    Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects or asset-backed securities, and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its investment in equity and asset-backed securities, unfunded commitments, and outstanding principal balance of loans to special purpose entities. The Company does not consolidate any of its investments in these entities. These investments are included in other assets in the Consolidated Balance Sheets. For more details see Note 10 in the 2020 Form 10-K.
A summary of these investments is presented below:

(in millions)	June 30, 2021	December 31, 2020
Lending to special purpose entities included in loans and leases	$1,520	$1,295
LIHTC investment included in other assets	1,926	1,687
LIHTC unfunded commitments included in other liabilities	974	875
Investment in asset-backed securities included in HTM securities	826	893
Renewable energy investments included in other assets	448	403
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of June 30, 2021 and December 31, 2020, the lending facilities had aggregate unpaid principal balances of $1.5 billion and $1.3 billion, respectively, and undrawn commitments to extend credit of $1.7 billion and $1.5 billion, respectively.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Tax credits included in income tax expense	$51	$39	$102	$80
Other tax benefits included in income tax expense	13	10	25	20
Total tax benefits included in income tax expense	64	49	127	100
Less: Amortization included in income tax expense	53	42	106	85
Net benefits from affordable housing tax credit investments included in income tax expense	$11	$7	$21	$15
No LIHTC investment impairment losses were recognized three and six months ended June 30, 2021 and 2020, respectively.

NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $62 million and $243 million as of June 30, 2021 and December 31, 2020, respectively.
Citizens Financial Group, Inc. | 72

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	June 30, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021 (1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022 (2)	168	182
3.750% fixed-rate subordinated debt, due July 2024 (2)	90	159
4.023% fixed-rate subordinated debt, due October 2024 (2)	17	25
4.350% fixed-rate subordinated debt, due August 2025 (2)	133	193
4.300% fixed-rate subordinated debt, due December 2025 (2)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031 (2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031 (2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031 (2)	60	—
2.638% fixed-rate subordinated debt, due September 2032	547	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	708	716
0.874% floating-rate senior unsecured notes, due February 2022 (3)	300	299
0.951% floating-rate senior unsecured notes, due May 2022 (3)	250	250
2.650% senior unsecured notes, due May 2022	507	510
3.700% senior unsecured notes, due March 2023	520	527
1.096% floating-rate senior unsecured notes, due March 2023 (3)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	536	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.909% weighted average rate, due through 2038	18	19
Other	27	35
Total long-term borrowed funds	$6,957	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) June 30, 2021 balances reflect the February 2021 completion of $265 million in private exchange offers for five series of outstanding subordinated notes whereby participants received newly issued 3.750%, 4.300%, and 4.350% fixed-rate reset subordinated notes due 2031 which are redeemable by the Company five years prior to their maturity.
(3) Rate disclosed reflects the floating rate as of June 30, 2021.
The Parent Company’s long-term borrowed funds as of June 30, 2021 and December 31, 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $84 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of June 30, 2021 and December 31, 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $9 million and $11 million, respectively, and hedging basis adjustments of $76 million and $112 million, respectively. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.5 billion and $3.2 billion at June 30, 2021 and December 31, 2020, respectively. The Company’s available FHLB borrowing capacity was $14.4 billion and $13.9 billion at June 30, 2021 and December 31, 2020, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2021, the Company’s unused secured borrowing capacity was approximately $64.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 73

The following table presents a summary of maturities for the Company’s long-term borrowed funds at June 30, 2021:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2021	$—	$4	$4
2022	168	1,771	1,939
2023	—	771	771
2024	107	—	107
2025	469	760	1,229
2026 and thereafter	2,351	556	2,907
Total	$3,095	$3,862	$6,957
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	June 30, 2021			December 31, 2020
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$25,300	$16	$7	$22,300	$1	$3
Derivatives not designated as hedging instruments:
Interest rate contracts	144,982	1,118	190	149,021	1,565	214
Foreign exchange contracts	20,289	273	209	16,789	320	291
Commodities contracts	431	424	427	246	62	61
TBA contracts	10,924	5	28	11,149	8	65
Other contracts	6,717	89	—	8,051	197	—
Total derivatives not designated as hedging instruments		1,909	854		2,152	631
Gross derivative fair values		1,925	861		2,153	634
Less: Gross amounts offset in the Consolidated Balance Sheets (2)		(207)	(207)		(182)	(182)
Less: Cash collateral applied (2)		(63)	(510)		(56)	(324)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,655	$144		$1,915	$128
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
Citizens Financial Group, Inc. | 74

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
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($10)	$5	($38)	$98	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	9	(3)	37	(95)	Interest expense - long-term borrowed funds
Interest rate swaps hedging fixed rate loans	—	—	—	17	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	—	—	(17)	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	4	(14)	32	(121)	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(4)	14	(32)	121	Interest income - investment securities

The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2021		December 31, 2020
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$8,287	$—	$10,869	$—
Carrying amount of hedged liabilities	—	2,272	—	3,307
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	64	76	96	112
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $8.3 billion and $10.9 billion as of June 30, 2021 and December 31, 2020, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets, and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $86 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:
Citizens Financial Group, Inc. | 75

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	$62	($11)	$34	$118
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	49	55	95	60
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(12)	(10)	(24)	(11)

Derivatives Not Designated As Hedging Instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and derivatives to hedge its residential MSR portfolio. Customer derivatives include interest rate, foreign exchange and commodity derivative contracts designed to meet the hedging and financing needs of the Company’s customers, and are economically hedged by the Company to offset its market exposure. Interest rate lock commitments on residential mortgage loans that will be held for sale are considered derivative instruments, and are economically hedged by entering into forward sale commitments to manage changes in fair value due to interest rate risk. Residential MSR portfolio derivatives are entered to hedge the risk of changes in the fair value of the Company’s MSRs.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2021	2020	2021	2020
Economic hedge type:
Customer interest rate contracts	$133	$180	($215)	$1,269	Foreign exchange and interest rate products
Derivatives hedging interest rate risk	(129)	(161)	227	(1,246)	Foreign exchange and interest rate products
Customer foreign exchange contracts	19	23	(97)	(7)	Foreign exchange and interest rate products
Derivatives hedging foreign exchange risk	(11)	(50)	139	49	Foreign exchange and interest rate products
Customer commodity contracts	319	7	413	(56)	Foreign exchange and interest rate products
Derivatives hedging commodity price risk	(317)	(7)	(409)	57	Foreign exchange and interest rate products
Residential loan commitments	67	14	(171)	154	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(141)	110	134	(19)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	53	62	(129)	333	Mortgage banking fees
Total	($7)	$178	($108)	$534

Citizens Financial Group, Inc. | 76

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2020	$96	$401	($412)	$85
Other comprehensive income (loss) before reclassifications	(8)	49	—	41
Amounts reclassified to the Consolidated Statements of Operations	(34)	(2)	4	(32)
Net other comprehensive income (loss)	(42)	47	4	9
Balance at June 30, 2020	$54	$448	($408)	$94
Balance at April 1, 2021	($57)	$71	($425)	($411)
Other comprehensive income (loss) before reclassifications	46	10	—	56
Amounts reclassified to the Consolidated Statements of Operations	(27)	(3)	4	(26)
Net other comprehensive income (loss)	19	7	4	30
Balance at June 30, 2021	($38)	$78	($421)	($381)
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

	As of and for the Six Months Ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income (loss) before reclassifications	88	449	—	537
Amounts reclassified to the Consolidated Statements of Operations	(37)	(2)	7	(32)
Net other comprehensive income (loss)	51	447	7	505
Balance at June 30, 2020	$54	$448	($408)	$94
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	25	(297)	—	(272)
Amounts reclassified to the Consolidated Statements of Operations	(52)	(5)	8	(49)
Net other comprehensive income (loss)	(27)	(302)	8	(321)
Balance at June 30, 2021	($38)	$78	($421)	($381)
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 77

NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2021			December 31, 2020
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		—		$—	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	—	—
Total			2,050,000		$2,014	2,000,000	$1,965
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
In June 2021, the Company provided notice of its intent to redeem all outstanding shares of the 5.500% fixed-to-floating non-cumulative perpetual Series A Preferred Stock (the “Series A Preferred Stock”) on July 6, 2021. Prior to the settlement, the Company reclassified the Series A Preferred Stock from shareholders’ equity to other liabilities in the Consolidated Balance Sheets. On July 6, 2021, the Company redeemed all outstanding shares of the Series A Preferred Stock.

On June 11, 2021, the Company issued $300 million, or 300,000 shares, of 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series G Preferred Stock”). As a result of this issuance, the Company received net proceeds of $296 million after the underwriting discount and other expenses. The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate equal to 4.000% from the date of issuance to, but excluding, October 6, 2026, and from and including October 6, 2026, for each dividend reset period, at a rate equal to the five-year U.S. treasury rate as of the most recent reset dividend determination date, plus 3.215% per annum. The Series G Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after October 6, 2026 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series G Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in certain limited circumstances, the Series G Preferred Stock does not have any voting rights.

For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 16 to the Company’s Consolidated Financial Statements in the 2020 Form 10-K.
Dividends

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$168	$168	$0.39	$168	$168
Preferred stock
Series A	$10.50	$2	$2	$13.48	$3	$7
Series B	30.00	9	—	30.00	9	—
Series C	15.94	5	5	15.94	5	5
Series D	15.88	4	4	15.88	5	5
Series E	12.50	6	6	12.50	6	5
Series F	14.13	6	6	—	—	—
Total preferred stock		$32	$23		$28	$22
Citizens Financial Group, Inc. | 78

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.78	$335	$335	$0.78	$336	$336
Preferred stock
Series A	$20.99	$5	$5	$40.98	$10	$7
Series B	30.00	9	9	30.00	9	9
Series C	31.88	10	10	31.88	10	10
Series D	31.75	9	9	31.75	10	10
Series E	25.00	11	11	25.00	11	9
Series F	28.25	11	11	—	—	—
Total preferred stock		$55	$55		$50	$45
Treasury Stock
During the six months ended June 30, 2021, the Company repurchased $95 million, or 2,244,924 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2020 Form 10-K.

(in millions)	June 30, 2021	December 31, 2020
Commitments to extend credit	$76,761	$74,160
Letters of credit	1,926	2,239
Risk participation agreements	68	98
Loans sold with recourse	64	54
Marketing rights	26	29
Total	$78,845	$76,580
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
Citizens Financial Group, Inc. | 79

losses for certain breaches of those representations and warranties. The Company also sells the government guaranteed portion of certain SBA loans to outside investors, for which it retains the servicing rights.
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2021, the remaining terms on these RPAs ranged from less than one year to eight years.
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
Citizens Financial Group, Inc. | 80

Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	June 30, 2021			December 31, 2020
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$3,499	$3,388	$111	$3,416	$3,260	$156
Commercial and industrial, and commercial real estate loans held for sale, at fair value	117	119	(2)	148	153	(5)
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
Collateralized Loan Obligations
The fair value of CLOs is estimated using observable inputs, including prices of similar securities that trade in the market. The Company classifies these securities in Level 2 of the fair value hierarchy using these observable inputs.
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
Citizens Financial Group, Inc. | 81

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$24,392	$—	$24,392	$—
Collateralized loan obligations	177	—	177	—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	24,583	11	24,572	—
Loans held for sale, at fair value:
Residential loans held for sale	3,499	—	3,499	—
Commercial loans held for sale	117	—	117	—
Total loans held for sale, at fair value	3,616	—	3,616	—
Mortgage servicing rights	902	—	—	902
Derivative assets:
Interest rate contracts	1,134	—	1,134	—
Foreign exchange contracts	273	—	273	—
Commodities contracts	424	—	424	—
TBA contracts	5	—	5	—
Other contracts	89	—	—	89
Total derivative assets	1,925	—	1,836	89
Equity securities, at fair value	80	80	—	—
Total assets	$31,106	$91	$30,024	$991
Derivative liabilities:
Interest rate contracts	$197	$—	$197	$—
Foreign exchange contracts	209	—	209	—
Commodities contracts	427	—	427	—
TBA contracts	28	—	28	—
Total derivative liabilities	861	—	861	—
Total liabilities	$861	$—	$861	$—
Citizens Financial Group, Inc. | 82

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2020:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$22,928	$—	$22,928	$—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	22,942	11	22,931	—
Loans held for sale, at fair value:
Residential loans held for sale	3,416	—	3,416	—
Commercial loans held for sale	148	—	148	—
Total loans held for sale, at fair value	3,564	—	3,564	—
Mortgage servicing rights	658	—	—	658
Derivative assets:
Interest rate contracts	1,566	—	1,566	—
Foreign exchange contracts	320	—	320	—
Commodities contracts	62	—	62	—
TBA contracts	8	—	8	—
Other contracts	197	—	—	197
Total derivative assets	2,153	—	1,956	197
Equity securities, at fair value	66	66	—	—
Total assets	$29,383	$77	$28,451	$855
Derivative liabilities:
Interest rate contracts	$217	$—	$217	$—
Foreign exchange contracts	291	—	291	—
Commodities contracts	61	—	61	—
TBA contracts	65	—	65	—
Total derivative liabilities	634	—	634	—
Total liabilities	$634	$—	$634	$—
Citizens Financial Group, Inc. | 83

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$893	$38	$658	$197
Issuances	122	81	209	243
Settlements (2)	(47)	(97)	(105)	(180)
Changes in fair value during the period recognized in earnings (3)	(66)	67	140	(171)
Ending balance	$902	$89	$902	$89

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$577	$143	$642	$19
Transfers upon election of fair value method (1)	—	—	190	—
Beginning balance, adjusted	577	143	832	19
Issuances	86	234	153	405
Settlements (2)	(46)	(344)	(86)	(420)
Changes in fair value during the period recognized in earnings (3)	(49)	140	(331)	169
Ending balance	$568	$173	$568	$173
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

As of June 30, 2021
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	10.56-29.54% CPR (11.9% CPR)
		Option adjusted spread	(1490)-1,060 bps (581 bps)
Other derivative contracts	Internal Model	Pull through rate	10.38-99.90% (81.66%)
		MSR value	(0.21)-154.76 bps (99.01 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2020 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Collateral-dependent loans	$—	($22)	($19)	($44)

Citizens Financial Group, Inc. | 84

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2021				December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$620	$—	$620	$—	$758	$—	$758	$—
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,711	$2,790	$—	$—	$1,887	$1,964	$824	$826
Other loans held for sale	82	82	—	—	—	—	82	82
Loans and leases	122,581	123,022	—	—	620	620	121,961	122,402
Other assets	602	602	—	—	594	594	8	8
Financial liabilities:
Deposits	150,636	150,658	—	—	150,636	150,658	—	—
Short-term borrowed funds	62	62	—	—	62	62	—	—
Long-term borrowed funds	6,957	7,307	—	—	6,957	7,307	—	—

	December 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,235	$3,357	$—	$—	$2,342	$2,464	$893	$893
Other loans held for sale	439	439	—	—	—	—	439	439
Loans and leases	123,090	123,678	—	—	758	758	122,332	122,920
Other assets	604	604	—	—	596	596	8	8
Financial liabilities:
Deposits	147,164	147,223	—	—	147,164	147,223	—	—
Short-term borrowed funds	243	243	—	—	243	243	—	—
Long-term borrowed funds	8,346	8,850	—	—	8,346	8,850	—	—
Citizens Financial Group, Inc. | 85

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$74	$26	$—	$100	$59	$25	$—	$84
Card fees	56	8	—	64	42	7	—	49
Capital markets fees	—	84	—	84	—	48	—	48
Trust and investment services fees	60	—	—	60	45	—	—	45
Other banking fees	—	2	—	2	—	1	—	1
Total revenue from contracts with customers	$190	$120	$—	$310	$146	$81	$—	$227
Total revenue from other sources(1)	93	58	24	175	282	63	18	363
Total noninterest income	$283	$178	$24	$485	$428	$144	$18	$590

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$148	$51	$—	$199	$151	$51	$—	$202
Card fees	103	15	—	118	87	17	—	104
Capital markets fees	—	156	—	156	—	113	—	113
Trust and investment services fees	118	—	—	118	98	—	—	98
Other banking fees	—	4	—	4	—	4	—	4
Total revenue from contracts with customers	$369	$226	$—	$595	$336	$185	$—	$521
Total revenue from other sources(1)	265	122	45	432	449	84	33	566
Total noninterest income	$634	$348	$45	$1,027	$785	$269	$33	$1,087
(1) Revenue from other sources includes bank-owned life insurance income of $16 million and $14 million for the three months ended June 30, 2021 and 2020, respectively, and $30 million and $28 million for the six months ended June 30, 2021 and 2020, respectively. Bank-owned life insurance income is included in other income in the consolidated statements of operations.
The Company recognized trailing commissions of $4 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, and $8 million and $7 million for the six months ended June 30, 2021 and 2020, respectively, related to ongoing commissions from previous investment sales.

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Marketing	$31	$27	$50	$51
Other	62	84	134	171
Other operating expense	$93	$111	$184	$222
Citizens Financial Group, Inc. | 86

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income	$648	$253	$1,259	$287
Less: Preferred stock dividends	32	28	55	50
Net income available to common stockholders	$616	$225	$1,204	$237
Denominator:
Weighted-average common shares outstanding - basic	425,948,706	426,613,053	425,951,197	427,165,737
Dilutive common shares: share-based awards	1,612,866	953,867	1,717,045	1,126,843
Weighted-average common shares outstanding - diluted	427,561,572	427,566,920	427,668,242	428,292,580
Earnings per common share:
Basic	$1.45	$0.53	$2.83	$0.56
Diluted (1)	1.44	0.53	2.81	0.55
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 76,984 and 1,579,361 for the three months ended June 30, 2021 and 2020, respectively, and 43,877 and 1,211,751 for the six months ended June 30, 2021 and 2020, respectively.
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

	As of and for the Three Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$897	$419	($192)	$1,124
Noninterest income	283	178	24	485
Total revenue	1,180	597	(168)	1,609
Noninterest expense	751	226	14	991
Profit (loss) before provision for credit losses	429	371	(182)	618
Provision for credit losses	45	34	(292)	(213)
Income (loss) before income tax expense (benefit)	384	337	110	831
Income tax expense (benefit)	98	72	13	183
Net income (loss)	$286	$265	$97	$648
Total average assets	$75,600	$57,527	$51,329	$184,456

	As of and for the Three Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$814	$419	($73)	$1,160
Noninterest income	428	144	18	590
Total revenue	1,242	563	(55)	1,750
Noninterest expense	735	213	31	979
Profit (loss) before provision for credit losses	507	350	(86)	771
Provision for credit losses	80	70	314	464
Income (loss) before income tax expense (benefit)	427	280	(400)	307
Income tax expense (benefit)	107	59	(112)	54
Net income (loss)	$320	$221	($288)	$253
Total average assets	$71,634	$65,280	$42,879	$179,793
Citizens Financial Group, Inc. | 87

	As of and for the Six Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,760	$840	($359)	$2,241
Noninterest income	634	348	45	1,027
Total revenue	2,394	1,188	(314)	3,268
Noninterest expense	1,501	453	55	2,009
Profit (loss) before provision for credit losses	893	735	(369)	1,259
Provision for credit losses	104	135	(592)	(353)
Income (loss) before income tax expense (benefit)	789	600	223	1,612
Income tax expense (benefit)	201	124	28	353
Net income (loss)	$588	$476	$195	$1,259
Total average assets	$75,443	$57,632	$50,443	$183,518

	As of and for the Six Months Ended June 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,607	$784	($71)	$2,320
Noninterest income	785	269	33	1,087
Total revenue	2,392	1,053	(38)	3,407
Noninterest expense	1,473	434	84	1,991
Profit (loss) before provision for credit losses	919	619	(122)	1,416
Provision for credit losses	177	113	774	1,064
Income (loss) before income tax expense (benefit)	742	506	(896)	352
Income tax expense (benefit)	186	106	(227)	65
Net income (loss)	$556	$400	($669)	$287
Total average assets	$70,024	$62,142	$41,319	$173,485
There have been no significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 25 in the Company’s 2020 Form 10-K.
Citizens Financial Group, Inc. | 88

CITIZENS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - SUBSEQUENT EVENTS
On July 28, 2021 Citizens entered into the Investors acquisition agreement under which Citizens will acquire Investors for approximately $3.5 billion, with the transaction value based on Citizen’s closing price of $44.32 per common share as of July 27, 2021. Upon closing of the transaction, Investors’ stockholders will receive a combination of stock and cash, specifically 0.297 of a share of the Company’s common stock and $1.46 in cash for each share of Investors common stock they own. The Investors acquisition agreement provides that at the closing Investors will merge with and into Citizens, with Citizens surviving, and its subsidiary bank, Investors Bank, will merge with and into CBNA, with CBNA surviving. Following completion of the transaction, Investors’ stockholders are expected to own approximately 14% of the combined company’s outstanding shares.

In a press release dated July 28, 2021, Investors preliminarily reported total assets of $26.8 billion, including $21.1 billion of loans receivable, net, and $19.4 billion of deposits as of June 30, 2021. The Investors acquisition agreement has been unanimously approved by the boards of directors of each company and is expected to close in the first or second quarter of 2022, subject to approval by the shareholders of Investors, regulatory approvals, and other customary closing conditions.

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

ITEM 1A. RISK FACTORS

In addition to the risks below and other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2020 Form 10-K.

The risk factors set forth in our 2020 Form 10-K are updated by the following risks:

Risks Related to our Pending Acquisitions

Failure to complete our proposed acquisition of Investors or proposed acquisition of HSBC branches could negatively impact our business, financial results, and stock price.

Citizens Financial Group, Inc. | 89

If for any reason the acquisition of Investors or the proposed acquisition of HSBC branches are not completed, our ongoing business may be adversely impacted and we will be subject to a number of risks, including: the financial markets may react negatively, resulting in negative impacts on our stock price and other adverse impacts; we may experience negative reactions from our customers, vendors, and employees; we will have incurred substantial expenses and will be required to pay certain costs relating to the acquisitions, whether or not the acquisitions are completed, such as legal, accounting, investment banking, and other professional and administrative fees; and matters relating to the acquisitions may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have benefited us.

Our ability to complete the proposed acquisition of Investors and/or the acquisition of HSBC branches is subject to the receipt of approval from various regulatory agencies.

Prior to the transactions contemplated in the Investors acquisition agreement being consummated, the Company and Investors must obtain certain regulatory approvals, including approvals of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. Similarly, prior to the consummation of the HSBC transaction, the Company and HSBC must obtain certain regulatory approvals. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the Company or its business following the acquisitions, or require changes to the terms of the transactions completed by the Investors acquisition agreement and HSBC branch acquisition agreement. There can be no assurance that the regulations will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Investors acquisition agreement or HSBC branch acquisition agreement, as applicable, imposing additional material costs on or materially limiting the revenues of the Company following the acquisitions or otherwise reduce the anticipated benefits of the acquisitions if the acquisitions were consummated successfully within the expected timeframe, any of which might have an adverse effect on the Company following the acquisitions.

We face risks and uncertainties related to our proposed acquisitions of Investors and HSBC branches.

Uncertainty about the effect of the proposed acquisitions on personnel and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the acquisitions are consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the acquisitions, as employees may experience uncertainty about their roles with the Company following the acquisitions. The Investors and HSBC branches to be acquired by the Company have respectively operated and, until the completion of the acquisitions, will continue to operate independently. The ultimate success of the acquisitions, including anticipated benefits and cost savings, among other things, will depend, in part, on our ability to successfully combine and integrate our and Investors’ businesses and the HSBC’s branches in a manner that facilitates growth opportunities and realizes anticipated cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the companies' ongoing business, unexpected integration issues, higher than expected integration costs, and an integration process that takes longer than originally anticipated. Also, if the Company experiences difficulties or delays with the integration process, the anticipated benefits of the acquisitions may not be realized fully, or at all.

Citizens Financial Group, Inc. | 90

The definitive agreements between the Company and Investors and HSBC, respectively, may be terminated in accordance with its terms.

The Investors acquisition agreement with Investors and the HSBC branch acquisition agreement with HSBC are each subject to a number of conditions which need to be fulfilled in order to consummate the proposed acquisitions. With respect to the Investors acquisition agreement, these conditions include, among other things, the approval of Investors’ stockholders, the receipt of all required regulatory approvals, the absence of any order, injunction, or other legal restraint, subject to certain exceptions, the accuracy of representations and warranties under the Investors acquisition agreement, our and Investors’ performance of our and their respective obligations under the Investors acquisition agreement in all material aspects, and each of our and Investors’ receipt of a tax opinion to the effect that the acquisition will be treated as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The HSBC branch acquisition agreement is also subject to customary closing terms and conditions, including the receipt of all required regulatory approvals.

The conditions to the closing of the acquisitions may not be fulfilled in a timely manner or at all, and accordingly, the acquisitions may be delayed or may not be completed. With respect to the Investors acquisition agreement, we and Investors may opt to terminate the Investors acquisition agreement under certain circumstances. Among other situations, if the acquisition is not completed by July 28, 2022, either we or Investors may choose not to proceed with the acquisition (provided that such date may be extended to October 28, 2022 by us or Investors if all other condition precedents other than receipt of all requisite regulatory approvals have been satisfied or waived). We and Investors can also mutually decide to terminate the Investors acquisition agreement at any time. The HSBC branch acquisition agreement may also be terminated by the parties thereto under certain circumstances.

Shareholder litigation could prevent or delay the closing of the proposed acquisition of Investors or otherwise negatively impact our business and operations.

Lawsuits may be filed against us, Investors, or the directors and officers of either company relating to the proposed acquisition Litigation filed against us, our Board of Directors, or Investors and its Board of Directors could prevent or delay the completion of the acquisition, cause us to incur additional costs, or result in the payment of damages following completion of the acquisition. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the acquisition may adversely affect the combined company's business, financial condition, results of operation, cash flows, and market price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2021*

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

10.1    Citizens Financial Group Inc. Non-Employee Directors Compensation Policy, amended and effective April 22, 2021†*

10.2    Addendum to Amended and Restated Executive Employment Agreement, dated as of June 25,2021 between the Registrant and Bruce Van Saun†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Citizens Financial Group, Inc. | 91

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 92

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 93