Form 10-Q
period 2021-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2021-11-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2021
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
(203) 900-6715
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 426,199,576 shares of Registrant’s common stock ($0.01 par value) outstanding on October 22, 2021.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rate Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve’s Regulation Y Capital Plan Rule
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Elevated cash	Cash above targeted operating levels
EPS	Earnings Per Share
ERC	Executive Risk Committee
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Citizens Financial Group, Inc. | 3

Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC branches	HSBC’s East Coast branches and National Online deposit business
HTM	Held To Maturity
ICE	Intercontinental Exchange
Investors	Investors Bancorp, Inc.
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NPLs	Nonaccrual loans and leases
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens Financial Group, Inc. | 4

Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
Willamette	Willamette Management Associates, Inc.
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

Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•Negative economic and political conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of nonaccrual assets, charge-offs and provision expense;
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
•Greater than expected costs or other difficulties related to the integration of our business and that of Investors and HSBC branches;
•The inability to retain existing Investors or HSBC clients and employees following the closings of the Investors and HSBC branch acquisitions;
Citizens Financial Group, Inc. | 7

•The occurrence of any event change or other circumstance that could give rise to the right of one or both parties to terminate (i) the agreement to acquire Investors or (ii) the agreement to acquire HSBC branches; and
•Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic and associated lockdowns on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. In addition, statements about our net charge-off guidance constitute forward-looking statements and are subject to the risk that the actual charge-offs may differ, possibly materially, from what is reflected in those statements due to, among other potential factors, the impact of the COVID-19 pandemic and the effectiveness of stimulus and forbearance programs in response, changes in economic conditions, and idiosyncratic events affecting our commercial loans. Statements about Citizens’ agreement to acquire Investors and CBNA’s agreement to acquire HSBC branches also constitute forward-looking statements and are subject to the risk that actual results could be materially different from those expressed in those statements, including if either of both transactions are not consummated in a timely manner or at all, or if integration is more costly or difficult than expected.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2020 Form 10-K as well as Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2021.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $187.0 billion in assets as of September 30, 2021. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center, the convenience of approximately 3,000 ATMs and approximately 1,000 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
On May 26, 2021, CBNA entered into an agreement to acquire 80 East Coast branches and the national online deposit business from HSBC for an approximate 2.0% premium paid on deposits at closing. The HSBC acquisition provides an attractive entry into important metro markets and supports our national expansion strategy. The branch purchase includes 66 locations in the New York City Metro area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida. As of September 30, 2021, there were approximately $8.4 billion in deposits and $1.9 billion in loans. The transaction is expected to close in the first quarter of 2022, subject to customary closing terms and conditions and regulatory approvals.
On July 28, 2021 Citizens entered into a definitive agreement and a plan of merger under which we will acquire all of the outstanding shares of Investors for a combination of stock and cash. Pursuant to the terms of the agreement, Investors shareholders will receive 0.297 of a share of the Company’s common stock and $1.46 in cash for each share of Investors they own. The acquisition of Investors enhances Citizens’ banking franchise, adding an attractive middle market, small business and consumer customer base while building our physical presence in the northeast with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. As of September 30, 2021, Investors disclosed that it had total assets of $27.3 billion, including $21.6 billion of loans, $24.5 billion of liabilities, including $20.4 billion of
Citizens Financial Group, Inc. | 8

deposits, and $2.8 billion of stockholders’ equity. The merger is expected to close in early second quarter 2022, subject to approval by the shareholders of Investors, regulatory approvals, and other customary closing conditions.
On August 5, 2021, Citizens entered into a definitive agreement to acquire Willamette, a valuation consulting and forensic analysis firm with offices in Chicago, Atlanta, and Portland, Oregon. This transaction further strengthens our growing corporate financial advisory capabilities. The acquisition was completed on September 1, 2021.
On September 8, 2021, Citizens entered into a definitive agreement to acquire JMP in an all-cash transaction. This acquisition further strengthens Citizens’ corporate finance and strategic advisory capabilities. Under the agreement, JMP shareholders will receive $7.50 for each common share of JMP they own, or approximately $149 million in cash. This transaction is targeted to close in mid-fourth quarter 2021, subject to approval by the shareholders of JMP and other customary closing conditions.
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
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying”, “excluding PPP loans”, as well as other results excluding the impact of certain items. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results or results excluding the impact of certain items in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and useful to consider in addition to our GAAP financial results.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying or identified as excluding the impact of certain items. Where there is a reference to these metrics in that paragraph, all measures that follow are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 9

FINANCIAL PERFORMANCE
Quarterly Results - Key Highlights
    Net income of $530 million increased 69% from $314 million in the third quarter of 2020, with earnings per diluted common share of $1.18, up $0.50 from $0.68 per diluted common share in the third quarter of 2020. ROTCE of 13.7% compared to 8.3% in the third quarter of 2020.
    Third quarter 2021 results reflect $16 million of expenses, net of tax benefit, or $0.04 per diluted common share, from notable items compared to $24 million of expenses, net of tax benefit, or $0.05 per diluted common share, from notable items in third quarter of 2020. On an Underlying basis, which excludes notable items, net income available to common stockholders of $520 million compared with $313 million in the third quarter of 2020. Underlying EPS of $1.22 compared to $0.73 in the third quarter of 2020. Underlying ROTCE of 14.2% compared with 9.0% in third quarter of 2020.

Table 1: Notable Items
	Three Months Ended September 30,
	2021			2020
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP):	$1,011	$151	$530	$988	$61	$314
Less notable items:
Total integration costs	4	(1)	(3)	2	—	(2)
Other notable items(1)	19	(6)	(13)	29	(7)	(22)
Total notable items	23	(7)	(16)	31	(7)	(24)
Underlying results (non-GAAP)	$988	$158	$546	$957	$68	$338
(1) Other notable items for the third quarter of 2021 include a pension settlement charge and a compensation-related tax credit as well as TOP 6 transformational and revenue and efficiency initiatives. Third quarter 2020 includes our TOP 6 transformational and revenue and efficiency initiatives.

•Total revenue of $1.7 billion decreased $132 million, or 7%, from the third quarter of 2020, driven by a decrease of 21% in noninterest income, partially offset by a 1% increase in net interest income.
•Net interest income of $1.1 billion increased 1% compared to the third quarter of 2020 reflecting 4% growth in interest-earning assets, largely offset by lower net interest margin.
◦Net interest margin of 2.72% decreased 10 basis points compared to 2.82% in the third quarter of 2020, primarily reflecting the impact of elevated cash balances and the lower rate environment, partly offset by improved funding mix and deposit pricing and the benefit of accelerated PPP loan forgiveness.
–Net interest margin on a FTE basis of 2.72% decreased 11 basis points compared to 2.83% in the third quarter of 2020.
–Average loans and leases of $122.6 billion decreased $2.3 billion, or 2%, from $124.9 billion in the third quarter of 2020, driven by a $5.2 billion decrease in commercial reflecting payoffs and a $1.9 billion decrease in PPP loans. The decrease in commercial was partially offset by a $2.9 billion increase in retail driven by growth in education, residential mortgage and automobile, partially offset by planned runoff of personal unsecured installment loans and a decrease in home equity.
–Average deposits of $151.9 billion increased $10.5 billion, or 7%, from $141.4 billion in the third quarter of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
◦Noninterest income of $514 million decreased $140 million, or 21%, from the third quarter of 2020, driven by a decline in mortgage banking fees and other income, partially offset by higher capital markets, service charges, card and trust and investment services fees.
•Noninterest expense of $1.0 billion was stable compared to the third quarter of 2020.
Citizens Financial Group, Inc. | 10

◦On an Underlying basis, noninterest expense of $988 million increased $31 million, or 3%, from the third quarter of 2020, given higher salaries and employee benefits, outside services and other operating expense.
•The efficiency ratio of 60.9% compared to 55.2% in the third quarter of 2020.
◦On an Underlying basis, the efficiency ratio of 59.5% compared to 53.4% in the third quarter of 2020.
•Credit provision benefit of $33 million compares with a $428 million credit provision expense in the third quarter of 2020, reflecting strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook.
Year to Date and Period End - Key Highlights
Net income of $1.8 billion increased $1.2 billion from the first nine months of 2020, with earnings per diluted common share of $3.99, up $2.76 from $1.23 per diluted common share in the first nine months of 2020. ROTCE of 16.1% increased from 5.1% in the first nine months of 2020. Improved results primarily reflect the impact of the COVID-19 pandemic and associated lockdowns in the first nine months of 2020, resulting in a significant ACL reserve build during this period.
In the first nine months of 2021, results reflect $39 million of expenses, net of tax benefit, or $0.10 per diluted common share, from notable items compared to $59 million of expenses, net of tax benefit, or $0.14 per diluted common share, from notable items in the first nine months of 2020.

Table 2: Notable Items
	Nine Months Ended September 30,
	2021			2020
(in millions)	Noninterest expense	Income tax expense	Net Income	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$3,020	$504	$1,789	$2,979	$126	$601
Less notable items:
Total integration costs	6	(2)	(4)	8	(2)	(6)
Other notable items(1)	48	(13)	(35)	75	(22)	(53)
Total notable items	54	(15)	(39)	83	(24)	(59)
Underlying results (non-GAAP)	$2,966	$519	$1,828	$2,896	$150	$660
(1) For the nine months ended September 30, 2021, Other notable items include a pension settlement charge and a compensation-related credit as well as our TOP 6 transformational and revenue and efficiency initiatives. Other notable items for the nine months ended September 30, 2020 includes our TOP 6 transformational and revenue and efficiency initiatives as well as an income tax benefit related to legacy tax matters.
•Net income available to common stockholders of $1.7 billion increased $1.2 billion, compared to $526 million in the first nine months of 2020.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $1.7 billion compared with $585 million in the first nine months of 2020.
◦On an Underlying basis, EPS of $4.09 compared to $1.37 in the first nine months of 2020.
•Total revenue of $4.9 billion decreased $271 million, or 5%, from the first nine months of 2020, driven by declines of 11% and 2% in noninterest income and net interest income, respectively.
◦Net interest income of $3.4 billion decreased 2% given lower net interest margin, partially offset by 5% growth in interest-earning assets.
◦Net interest margin of 2.73% decreased 20 basis points from 2.93% in the first nine months of 2020, reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances, partly offset by improved funding mix and deposit pricing and the benefit of accelerated PPP loan forgiveness.
–Net interest margin on a FTE basis of 2.73% decreased 20 basis points, compared to 2.93% in the first nine months of 2020.
–Average loans and leases of $123.0 billion decreased $1.9 billion, or 2%, from $124.9 billion in the first nine months of 2020, driven by a $3.5 billion decrease in commercial reflecting line of credit repayments and net payoffs, partially offset by an increase in PPP loans. The decrease in commercial was partially offset by a $1.6 billion increase in retail driven by
Citizens Financial Group, Inc. | 11

growth in education, residential mortgage and automobile, partially offset by planned run-off of personal unsecured installment loans and a decrease in home equity.
–Period-end loans increased $228 million from the fourth quarter of 2020, reflecting 5% growth in retail and a 5% decline in commercial.
–Average deposits of $149.6 billion increased $13.1 billion, or 10%, from $136.5 billion in the first nine months of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
–Period-end deposit growth of $5.1 billion, or 3%, from the fourth quarter of 2020, reflecting elevated liquidity tied to government stimulus associated with the COVID-19 disruption.
◦Noninterest income of $1.5 billion decreased $200 million, or 11%, from the first nine months of 2020, driven by a decline in mortgage banking fees partially offset by improved capital markets, trust and investment services, letter of credit and loan, card and service charges and fees.
•Noninterest expense of $3.0 billion was stable compared to the first nine months of 2020.
◦On an Underlying basis, noninterest expense increased 2% from the first nine months of 2020, reflecting higher outside services, equipment and software expense, and salaries and employee benefits, partially offset by a decrease in other operating expense.
•The efficiency ratio of 61.3% compared to 57.3% for the first nine months of 2020, and ROTCE of 16.1% compared to 5.1%.
◦On an Underlying basis, the efficiency ratio of 60.2% compared to 55.7% for the first nine months of 2020, and ROTCE of 16.5% compared to 5.7%.
•Credit provision benefit of $386 million compares with a $1.5 billion credit provision expense for the first nine months of 2020, reflecting strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook.
•Tangible book value per common share of $34.44 increased 7% from the first nine months of 2020. Fully diluted average common shares outstanding was stable over the same period.
Citizens Financial Group, Inc. | 12

SELECTED CONSOLIDATED FINANCIAL DATA
The summary of the Consolidated Operating Data for the three and nine months ended September 30, 2021 and 2020 and the summary Consolidated Balance Sheet data as of September 30, 2021 and December 31, 2020 are derived from our unaudited interim Consolidated Financial Statements, included in Part I, Item 1. Our historical results are not necessarily indicative of the results expected for any future period.

Table 3: Summary of Consolidated Operating Data
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
OPERATING DATA:
Net interest income	$1,145	$1,137	$3,386	$3,457
Noninterest income	514	654	1,541	1,741
Total revenue	1,659	1,791	4,927	5,198
Provision for credit losses	(33)	428	(386)	1,492
Noninterest expense	1,011	988	3,020	2,979
Income before income tax expense	681	375	2,293	727
Income tax expense	151	61	504	126
Net income	$530	$314	$1,789	$601
Net income available to common stockholders	$504	$289	$1,708	$526
Net income per common share - basic	$1.18	$0.68	$4.01	$1.23
Net income per common share - diluted	$1.18	$0.68	$3.99	$1.23
OTHER OPERATING DATA:
Return on average common equity	9.39%	5.60%	10.91%	3.45%
Return on average tangible common equity	13.71	8.33	16.08	5.15
Return on average total assets	1.13	0.70	1.30	0.46
Return on average total tangible assets	1.17	0.73	1.35	0.48
Efficiency ratio	60.92	55.18	61.30	57.31
Operating leverage	(9.64)	7.77	(6.59)	2.95
Net interest margin, FTE(1)	2.72	2.83	2.73	2.93
Effective income tax rate	22.35	16.10	22.01	17.27
(1) Net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%.
Citizens Financial Group, Inc. | 13

Table 4: Summary of Consolidated Balance Sheet data
(dollars in millions)	September 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Total assets	$187,007	$183,349
Loans held for sale, at fair value	3,177	3,564
Other loans held for sale	93	439
Loans and leases	123,318	123,090
Allowance for loan and lease losses	(1,855)	(2,443)
Total securities	28,107	26,847
Goodwill	7,065	7,050
Total liabilities	163,584	160,676
Total deposits	152,221	147,164
Short-term borrowed funds	8	243
Long-term borrowed funds	6,947	8,346
Total stockholders’ equity	23,423	22,673
OTHER BALANCE SHEET DATA:
Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases	1.50%	1.98%
Allowance for credit losses to loans and leases	1.63	2.17
Allowance for credit losses to loans and leases, excluding the impact of PPP loans(1)	1.65	2.24
Allowance for loan and lease losses to nonaccrual loans and leases	248	240
Allowance for credit losses to nonaccrual loans and leases	268	262
Nonaccrual loans and leases to loans and leases	0.61	0.83
Capital Ratios:
CET1 capital ratio	10.3%	10.0%
Tier 1 capital ratio	11.6	11.3
Total capital ratio	13.4	13.4
Tier 1 leverage ratio	9.7	9.4
(1) For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 14

RESULTS OF OPERATIONS
Net Interest Income
The following table presents a five quarter trend of our Net interest margin, FTE and Net interest income:

Third quarter 2021 versus second quarter 2021: Net interest income of $1.1 billion was up 2% given higher day count and interest-earning asset growth, with stable net interest margin. Net interest margin on a FTE basis of 2.72% reflects the benefit of accelerated PPP forgiveness, improved funding mix, and deposit pricing, partially offset by higher cash balances and lower earning-asset yields. Interest-bearing deposit costs of 14 basis points decreased 2 basis points.

Citizens Financial Group, Inc. | 15

Table 5: Major Components of Net Interest Income, Quarter-to-Date
	Three Months Ended September 30,
	2021			2020			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$13,749	$6	0.16%	$6,250	$2	0.10%	$7,499	6 bps
Taxable investment securities	27,466	116	1.69	24,654	121	1.95	2,812	(26)
Non-taxable investment securities	2	—	2.60	4	—	2.60	(2)	—
Total investment securities	27,468	116	1.69	24,658	121	1.95	2,810	(26)
Commercial and industrial	42,330	362	3.36	46,844	383	3.20	(4,514)	16
Commercial real estate	14,656	96	2.56	14,644	96	2.57	12	(1)
Leases	1,695	12	2.72	2,373	16	2.65	(678)	7
Total commercial loans and leases	58,681	470	3.14	63,861	495	3.03	(5,180)	11
Residential mortgages	20,834	157	3.01	19,427	153	3.15	1,407	(14)
Home equity	11,829	92	3.08	12,416	100	3.21	(587)	(13)
Automobile	13,136	126	3.83	12,019	128	4.23	1,117	(40)
Education	12,707	134	4.19	10,929	130	4.74	1,778	(55)
Other retail	5,454	99	7.15	6,260	114	7.22	(806)	(7)
Total retail loans	63,960	608	3.78	61,051	625	4.08	2,909	(30)
Total loans and leases	122,641	1,078	3.47	124,912	1,120	3.54	(2,271)	(7)
Loans held for sale, at fair value	3,299	21	2.51	3,295	21	2.60	4	(9)
Other loans held for sale	112	1	3.98	1,061	16	6.02	(949)	(204)
Interest-earning assets	167,269	1,222	2.89	160,176	1,280	3.15	7,093	(26)
Noninterest-earning assets	18,839			17,499			1,340
Total assets	$186,108			$177,675			$8,433
Liabilities and Stockholders’ Equity
Checking with interest	$27,965	$7	0.09%	$26,638	$8	0.13%	$1,327	(4)
Money market accounts	49,159	18	0.14	45,187	33	0.28	3,972	(14)
Regular savings	20,803	5	0.09	16,902	10	0.24	3,901	(15)
Term deposits	6,071	5	0.43	12,032	38	1.25	(5,961)	(82)
Total interest-bearing deposits	103,998	35	0.14	100,759	89	0.35	3,239	(21)
Short-term borrowed funds	23	—	2.06	240	—	0.13	(217)	193
Long-term borrowed funds	6,956	42	2.38	9,196	54	2.35	(2,240)	3
Total borrowed funds	6,979	42	2.38	9,436	54	2.30	(2,457)	8
Total interest-bearing liabilities	110,977	77	0.28	110,195	143	0.52	782	(24)
Demand deposits	47,873			40,608			7,265
Other liabilities	3,904			4,374			(470)
Total liabilities	162,754			155,177			7,577
Stockholders’ equity	23,354			22,498			856
Total liabilities and stockholders’ equity	$186,108			$177,675			$8,433
Interest rate spread			2.61%			2.63%		(2)
Net interest income and net interest margin		$1,145	2.72%		$1,137	2.82%		(10)
Net interest income and net interest margin, FTE(1)		$1,147	2.72%		$1,140	2.83%		(11)
Memo: Total deposits (interest-bearing and demand)	$151,871	$35	0.09%	$141,367	$89	0.25%	$10,504	(16) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Third quarter 2021 vs third quarter 2020: Net interest income of $1.1 billion increased 1% from the third quarter of 2020 reflecting 4% growth in interest-earning assets, largely offset by lower net interest margin.
Net interest margin on a FTE basis of 2.72% decreased 11 basis points compared to 2.83% in the third quarter of 2020, primarily reflecting the impact of elevated cash balances and the lower rate environment, partially offset by an improved funding mix, deposit pricing, and the benefit of accelerated PPP loan forgiveness. Interest-bearing deposit costs decreased 21 basis points. Average interest-earning asset yields of 2.89% decreased 26 basis points from 3.15% in the third quarter of 2020, while average interest-bearing liability costs of 0.28% decreased 24 basis points from 0.52% in the third quarter of 2020.
    Average interest-earning assets of $167.3 billion increased $7.1 billion, or 4%, from the third quarter of 2020, as elevated liquidity drove a $7.5 billion increase in cash held in interest-bearing deposits, and a $2.8 billion increase in investments. Loans and loans held for sale decreased $3.2 billion, or 2%, with a $5.2 billion decrease in average commercial reflecting line of credit repayments and net payoffs and a 1.9 billion decrease in
Citizens Financial Group, Inc. | 16

PPP loans. Retail loans increased $2.9 billion driven by growth in education, residential mortgage, and automobile, partially offset by planned run-off of personal unsecured installment loans and a decrease in home equity. Loans held for sale decreased $945 million, driven by education.
    Average deposits of $151.9 billion increased $10.5 billion, or 7%, from the third quarter of 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits. Average total borrowed funds of $7.0 billion decreased $2.5 billion from the third quarter of 2020, as strong customer deposit inflows enabled the pay down of senior debt and short-term borrowings. Total borrowed funds costs of $42 million decreased $12 million from the third quarter of 2020. The total borrowed funds cost of 2.38% increased 8 basis points from 2.30% in the third quarter of 2020.

Table 6: Major Components of Net Interest Income, Year-to-Date
	Nine Months Ended September 30,
	2021			2020			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$11,967	$12	0.13%	$4,453	$8	0.24%	$7,514	(11) bps
Taxable investment securities	27,366	368	1.79	25,056	398	2.12	2,310	(33)
Non-taxable investment securities	3	—	2.60	4	—	2.60	(1)	—
Total investment securities	27,369	368	1.79	25,060	398	2.12	2,309	(33)
Commercial and industrial	43,661	1,054	3.19	46,813	1,212	3.40	(3,152)	(21)
Commercial real estate	14,601	285	2.57	14,354	341	3.12	247	(55)
Leases	1,800	37	2.73	2,427	50	2.74	(627)	(1)
Total commercial loans and leases	60,062	1,376	3.02	63,594	1,603	3.31	(3,532)	(29)
Residential mortgages	20,160	459	3.03	19,056	467	3.27	1,104	(24)
Home equity	11,884	279	3.14	12,730	363	3.81	(846)	(67)
Automobile	12,634	376	3.98	12,063	388	4.30	571	(32)
Education	12,593	403	4.28	10,908	424	5.19	1,685	(91)
Other retail	5,659	304	7.18	6,556	369	7.51	(897)	(33)
Total retail loans	62,930	1,821	3.87	61,313	2,011	4.38	1,617	(51)
Total loans and leases	122,992	3,197	3.45	124,907	3,614	3.84	(1,915)	(39)
Loans held for sale, at fair value	3,435	63	2.45	2,635	56	2.85	800	(40)
Other loans held for sale	242	9	4.88	791	32	5.32	(549)	(44)
Interest-earning assets	166,005	3,649	2.92	157,846	4,108	3.45	8,159	(53)
Noninterest-earning assets	18,386			17,046			1,340
Total assets	$184,391			$174,892			$9,499
Liabilities and Stockholders’ Equity:
Checking with interest	$27,126	$18	0.09%	$25,857	$56	0.29%	$1,269	(20)
Money market accounts	49,362	61	0.16	43,411	165	0.51	5,951	(35)
Regular savings	19,839	15	0.10	15,667	43	0.37	4,172	(27)
Term deposits	7,195	33	0.64	15,692	176	1.49	(8,497)	(85)
Total interest-bearing deposits	103,522	127	0.16	100,627	440	0.58	2,895	(42)
Short-term borrowed funds	80	—	0.74	368	1	0.53	(288)	21
Long-term borrowed funds	7,570	136	2.38	11,660	210	2.39	(4,090)	(1)
Total borrowed funds	7,650	136	2.36	12,028	211	2.33	(4,378)	3
Total interest-bearing liabilities	111,172	263	0.32	112,655	651	0.77	(1,483)	(45)
Demand deposits	46,120			35,922			10,198
Other liabilities	4,166			4,172			(6)
Total liabilities	161,458			152,749			8,709
Stockholders’ equity	22,933			22,143			790
Total liabilities and stockholders’ equity	$184,391			$174,892			$9,499
Interest rate spread			2.61%			2.68%		(7)
Net interest income and net interest margin		$3,386	2.73%		$3,457	2.93%		(20)
Net interest income and net interest margin, FTE(1)		$3,393	2.73%		$3,467	2.93%		(20)
Memo: Total deposits (interest-bearing and demand)	$149,642	$127	0.11%	$136,549	$440	0.43%	$13,093	(32) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
First nine months 2021 versus first nine months 2020: Net interest income of $3.4 billion decreased 2% from the first nine months of 2020, reflecting 5% growth in interest-earning assets, largely offset by lower net interest margin.
Citizens Financial Group, Inc. | 17

Net interest margin on a FTE basis of 2.73% decreased 20 basis points compared to 2.93% in the first nine months of 2020, primarily reflecting the impact of a lower rate environment, and elevated cash balances given strong deposit flows, partially offset by the benefit of accelerated PPP loan forgiveness, improved funding mix, and deposit pricing. Average interest-earning asset yields of 2.92% decreased 53 basis points from 3.45% in the first nine months of 2020, while average interest-bearing liability costs of 0.32% decreased 45 basis points from 0.77% in the first nine months of 2020.
Average interest-earning assets of $166.0 billion increased $8.2 billion, or 5%, from the first nine months of 2020, as elevated liquidity drove a $7.5 billion increase in cash held in interest-bearing deposits and a $2.3 billion, or 9%, increase in investments. Results also reflected a $1.7 billion, or 1%, decrease in average loans and leases and LHFS with a $3.5 billion decrease in average commercial loans and leases reflecting payoffs, partially offset by a $1.3 billion increase in PPP loans. Furthermore, average retail loans increased $1.6 billion, driven by growth in education, residential mortgage, and automobile, partially offset by decreases in home equity and other retail given run-off of personal unsecured installment loans. Loans held for sale increased $251 million, reflecting mortgage originations.
Average deposits of $149.6 billion increased $13.1 billion, or 10%, from the first nine months of 2020, reflecting growth in demand deposits, money market accounts, savings, and checking with interest, partially offset by a decline in term deposits. Average total borrowed funds of $7.7 billion decreased $4.4 billion from the first nine months of 2020, given the pay down of senior debt and short-term borrowings. Total borrowed funds costs of $136 million decreased $75 million from the first nine months of 2020. The total borrowed funds cost of 2.36% increased 3 basis points from 2.33% in the first nine months of 2020.
Citizens Financial Group, Inc. | 18

Noninterest Income

The following table presents a five quarter trend of our noninterest income:
Third quarter 2021 versus second quarter 2021: Noninterest income of $514 million increased $29 million, or 6%, from the second quarter of 2021. Results reflect higher mortgage banking fees, service charges and fees, card fees and other income, partially offset by lower capital markets fees.
•Mortgage banking fees increased driven by strong origination levels, the benefit of lower agency fees and improved MSR hedge results.
•Services charges and fees and card fees increased reflecting seasonality and the benefit of economic recovery.
•Other income increased reflecting the benefit of higher community development-related income and a seasonal improvement in tax-advantaged investments.
•Capital markets fees declined from record levels reflecting seasonally lower activity, primarily in syndication fees, partially offset by higher merger and acquisition advisory fees.

Table 7: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Mortgage banking fees	$108	$287	($179)	(62%)	$358	$722	($364)	(50%)
Service charges and fees	110	97	13	13	309	299	10	3
Capital markets fees	72	58	14	24	244	162	82	51
Card fees	66	57	9	16	185	161	24	15
Trust and investment services fees	61	53	8	15	179	151	28	19
Letter of credit and loan fees	39	37	2	5	115	102	13	13
Foreign exchange and interest rate products	29	27	2	7	85	85	—	—
Securities gains, net	3	1	2	200	9	4	5	125
Other income(1)	26	37	(11)	(30)	57	55	2	4
Noninterest income	$514	$654	($140)	(21%)	$1,541	$1,741	($200)	(11%)
(1) Includes bank-owned life insurance income and other miscellaneous income for all periods presented.

Third quarter 2021 versus third quarter 2020: Noninterest income decreased $140 million, or 21%, from the third quarter of 2020. Results reflect lower mortgage banking fees and other income, partially offset by higher capital markets, service charges, card and trust and investment services fees.
•Mortgage banking fees decreased driven by lower gain-on-sale margins and production volumes.
•Capital markets fees increased driven by loan syndication and merger and acquisition advisory fees.
•Service charges and fees increased reflecting recovery from COVID-19 impacts.
•Card fees increased reflecting higher debit and credit card volumes given economic recovery.
Citizens Financial Group, Inc. | 19

•Other income decreased largely tied to a gain on the sale of education loans in the third quarter of 2020.
•Trust and investment services fees increased driven by an increase in assets under management from higher equity market levels and strong inflows.
First nine months 2021 versus first nine months 2020: Noninterest income decreased $200 million, or 11%, from the first nine months of 2020. Results reflect lower mortgage banking fees partially offset by improved capital markets, trust and investment services, letter of credit and loan, card and service charges and fees.
•Mortgage banking fees decreased reflecting increased industry capacity and heightened competition resulting in lower gain-on-sale margins and production volumes.
•Capital markets fees increased driven by loan syndication, underwriting, and merger and acquisition advisory fees.
•Trust and investment services fees increased driven by an increase in assets under management from higher equity market levels and strong inflows.
•Letter of credit and loan fees increased reflecting higher commitment fees.
•Card fees and service charges and fees increased largely tied to economic recovery.
Noninterest Expense
    The following table presents a five quarter trend of our noninterest expense:
Third quarter 2021 versus second quarter 2021: Noninterest expense of $1.0 billion, or $988 million on an Underlying basis, was up slightly reflecting strong expense discipline and the benefit of efficiency initiatives.

Table 8: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Salaries and employee benefits	$509	$524	($15)	(3%)	$1,581	$1,586	($5)	—%
Equipment and software	157	149	8	5	464	424	40	9
Outside services	144	139	5	4	420	405	15	4
Occupancy	77	81	(4)	(5)	247	247	—	—
Other operating expense	124	95	29	31	308	317	(9)	(3)
Noninterest expense	$1,011	$988	$23	2%	$3,020	$2,979	$41	1%
Third quarter 2021 versus third quarter 2020: Noninterest expense increased $23 million, or 2%, compared to the third quarter of 2020 and remains well-controlled. Salaries and employee benefits were lower as a result of a compensation-related credit associated with the CARES Act. Other operating expenses increased reflecting a pension settlement charge. On an Underlying basis, noninterest expense of $988 million increased $31 million, or 3%, compared to $957 million given higher salaries and employee benefits, outside services and other operating expense.
•Higher salaries and employee benefits reflect revenue-based compensation and merit increases.
Citizens Financial Group, Inc. | 20

•Outside services increased largely tied to growth initiatives.
•Other operating expense increased reflecting higher travel and advertising costs.
First nine months 2021 versus first nine months 2020: Noninterest expense increased $41 million, or 1%, and was stable with the first nine months of 2020. On an Underlying basis, noninterest expense of $3.0 billion increased $70 million, or 2%, given higher salaries and employee benefits and outside services due to the reasons stated above and higher equipment and software expense. These increases were partially offset by a decline in other operating expense.
•Equipment and software expense increased reflecting higher technology spend.
•Other operating expense decreased reflecting lower travel and advertising costs.
Provision for Credit Losses
The following table presents a five quarter trend of our provision for credit losses, net charge-offs and net charge-off ratio:

The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
Third quarter 2021 versus second quarter 2021: In the third quarter of 2021, strong credit performance across the retail and commercial loan portfolios and improvement in the macroeconomic outlook resulted in a credit provision benefit of $33 million. This compared to a credit provision benefit of $213 million in the second quarter of 2021.
Third quarter 2021 versus third quarter 2020: The credit provision benefit was $33 million in the third quarter of 2021, compared with a $428 million credit provision expense in the third quarter of 2020. The credit provision expense in 2020 reflects the adverse impacts from the COVID-19 pandemic and associated lockdowns, while the credit provision benefit in 2021 reflects strong credit performance and improving macroeconomic outlook.
First nine months 2021 versus first nine months 2020: The credit provision benefit was $386 million in the first nine months of 2021. This compared to a credit provision expense of $1.5 billion in the first nine months of 2020, which reflected the adverse impacts from the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 21

Income Tax Expense
The following table presents a five quarter trend of our income tax expense and effective income tax rate:

(dollars in millions)
$61
$115
$170
$183
$151
16.1%
20.2%
21.8%
22.0%
22.4%
3Q20
4Q20
1Q21
2Q21
3Q21
Income tax expense
Effective tax rate

Third quarter 2021 versus third quarter 2020: Income tax expense increased $90 million from the third quarter of 2020 due to increased taxable income. The effective income tax rate increased to 22.4% from 16.1% in the third quarter of 2020, driven by the decreased benefit of tax advantaged investments on higher pre-tax income.
First nine months 2021 versus first nine months 2020: Income tax expense for the first nine months of 2021 was $504 million compared to $126 million in the first nine months of 2020. Income tax expense increased $378 million from the first nine months of 2020 due to increased taxable income. The effective income tax rate increased to 22.0% from 17.3% in the first nine months of 2020 driven by the decreased benefit of tax advantaged investment on higher pre-tax income.
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
Citizens Financial Group, Inc. | 22

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 in Item 1 for further information.

Table 9: Selected Financial Data for Business Operating Segments, Quarter-to-Date
	Consumer Banking		Commercial Banking
	Three Months Ended September 30,		Three Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net interest income	$919	$845	$428	$421
Noninterest income	315	495	168	144
Total revenue	1,234	1,340	596	565
Noninterest expense	749	742	226	210
Profit before credit losses	485	598	370	355
Net charge-offs	35	55	15	161
Income before income tax expense	450	543	355	194
Income tax expense	114	136	81	41
Net income	$336	$407	$274	$153
Average Balances:
Total assets	$75,070	$73,605	$56,702	$60,889
Total loans and leases(1)(2)	70,984	69,719	53,815	57,796
Deposits	100,968	94,212	45,465	41,393
Interest-earning assets	71,879	69,925	54,177	58,177
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income increased $74 million, or 9%, from the third quarter of 2020, reflecting the benefit of accelerated PPP loan forgiveness and a $1.3 billion increase in average loans led by education, residential mortgage, and automobile, partially offset by a decline in other retail consistent with planned run-off of personal unsecured installment loans. In addition, higher deposit volumes, reflecting improved funding mix and deposit pricing, contributed to higher net interest income. Noninterest income decreased $180 million, or 36%, from the third quarter of 2020, driven by lower mortgage banking fees resulting from lower gain-on-sale margins and production volumes, and a decline in other income largely tied to a gain on the sale of education loans in the third quarter of 2020. These decreases were partially offset by recovery in service charges and fees from deposit products, card, as well as trust and investment services, reflecting an increase in assets under management. Noninterest expense was stable compared to the third quarter of 2020. Net charge-offs of $35 million decreased $20 million, or 36%, driven by the impact of U.S. Government stimulus programs and strong collateral values in automobile and residential real estate.
    Commercial Banking
    Net interest income of $428 million was stable compared to the third quarter of 2020. Noninterest income of $168 million increased $24 million, or 17%, from $144 million in the third quarter of 2020, driven by strength in capital markets due to higher loan syndication and merger and acquisition advisory fees, reflecting favorable market conditions and a strong pipeline. Noninterest expense of $226 million increased $16 million, or 8%, from $210 million in the third quarter of 2020, largely tied to increased technology spend as well as higher salaries and employee benefits. Net charge-offs of $15 million decreased $146 million from the third quarter of 2020 reflecting the stabilization from effects of the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 23

Table 10: Selected Financial Data for Business Operating Segments, Year-to-Date
	Consumer Banking		Commercial Banking
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net interest income	$2,679	$2,452	$1,268	$1,205
Noninterest income	949	1,280	516	413
Total revenue	3,628	3,732	1,784	1,618
Noninterest expense	2,250	2,215	679	644
Profit before credit losses	1,378	1,517	1,105	974
Net charge-offs	139	232	150	274
Income before income tax expense	1,239	1,285	955	700
Income tax expense	315	322	205	147
Net income	$924	$963	$750	$553
Average Balances:
Total assets	$75,317	$71,227	$57,318	$61,722
Total loans and leases(1)(2)	70,857	67,763	54,459	58,784
Deposits	99,708	90,377	44,501	38,905
Interest-earning assets	71,777	67,866	54,828	59,201
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.
Consumer Banking
Net interest income of $2.7 billion increased $227 million, or 9%, from the first nine months of 2020, driven by the benefit of accelerated PPP loan forgiveness, loan and deposit growth, as well as improved funding mix, and deposit pricing. Average loans increased $3.1 billion led by education, residential mortgage, and automobile, partially offset by a decline in other retail given planned run-off of personal unsecured installment loans. Deposits increased $9.3 billion, or 10%, as a result of elevated liquidity tied to government stimulus associated with the COVID-19 disruption. Noninterest income decreased $331 million, or 26%, from the first nine months of 2020, driven by lower mortgage banking fees as increased industry capacity and heightened competition resulted in lower gain-on-sale margins and production volumes. This decrease was partially offset by higher trust and investment services fees driven by an increase in assets under management, and higher card fees and service charges and fees, reflecting continued volume recovery from COVID-19 impacts. Noninterest expense increased $35 million, or 2%, from the first nine months of 2020, reflecting higher salaries and employee benefits tied to higher revenue-based compensation, combined with higher equipment and software expense and outside services resulting from increased technology spend and growth initiatives. Net charge-offs of $139 million decreased $93 million, or 40%, driven by the impact of U.S. Government stimulus and forbearance, as well as strong collateral values in automobile and residential real estate.
Commercial Banking
Net interest income of $1.3 billion increased $63 million, or 5%, from $1.2 billion in the first nine months of 2020, driven by higher deposit volumes reflecting improved funding mix and deposit pricing. Noninterest income of $516 million increased $103 million, or 25%, from $413 million in the first nine months of 2020, driven by strength in capital markets from higher loan syndication and merger and acquisition advisory fees, in addition to higher letter of credit and loan fees. Noninterest expense of $679 million increased $35 million, or 5%, from $644 million in the first nine months of 2020, largely tied to growth initiatives, increased technology spends, and higher salaries and employee benefits. Net charge-offs of $150 million decreased $124 million, or 45%, from the first nine months of 2020, reflecting the stabilization from effects of the COVID-19 pandemic and associated lockdowns.
Citizens Financial Group, Inc. | 24

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 11: Amortized Cost and Fair Value of AFS and HTM Securities
	September 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$11	$11
State and political subdivisions	2	2	3	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	23,838	23,840	21,954	22,506
Other/non-agency	280	291	396	422
Total mortgage-backed securities	24,118	24,131	22,350	22,928
Collateralized loan obligations	767	767	—	—
Total debt securities available for sale, at fair value	$24,898	$24,911	$22,364	$22,942
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$1,705	$1,778	$2,342	$2,464
Total mortgage-backed securities	1,705	1,778	2,342	2,464
Asset-backed securities	787	789	893	893
Total debt securities held to maturity	$2,492	$2,567	$3,235	$3,357
Total debt securities available for sale and held to maturity	$27,390	$27,478	$25,599	$26,299
Equity securities, at cost	$616	$616	$604	$604
Equity securities, at fair value	88	88	66	66
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 93% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2020 Form 10-K.
The fair value of the AFS debt securities portfolio of $24.9 billion at September 30, 2021 increased $2.0 billion from $22.9 billion at December 31, 2020, including $2.5 billion in portfolio growth, offset by a $566 million reduction in unrealized gains driven by a steepening yield curve. The decline in the fair value of the HTM debt securities portfolio of $790 million was primarily attributable to portfolio run-off. For further information, see Note 2.
As of September 30, 2021, the portfolio’s average effective duration was 3.9 years compared with 2.7 years as of December 31, 2020, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.
Citizens Financial Group, Inc. | 25

Loans and Leases

Table 12: Composition of Loans and Leases, Excluding LHFS
(in millions)	September 30, 2021	December 31, 2020	Change	Percent
Commercial and industrial(1)	$41,854	$44,173	($2,319)	(5)%
Commercial real estate	14,508	14,652	(144)	(1)
Leases	1,593	1,968	(375)	(19)
Total commercial	57,955	60,793	(2,838)	(5)
Residential mortgages(2)	21,513	19,539	1,974	10
Home equity	11,889	12,149	(260)	(2)
Automobile	13,492	12,153	1,339	11
Education	13,000	12,308	692	6
Other retail	5,469	6,148	(679)	(11)
Total retail	65,363	62,297	3,066	5
Total loans and leases	$123,318	$123,090	$228	—%
(1) Includes PPP loans fully guaranteed by the SBA of $1.9 billion at September 30, 2021 and $4.2 billion at December 31, 2020.
(2) Includes fully or partially guaranteed FHA, VA and USDA loans of $1.4 billion at September 30, 2021 and $249 million at December 31, 2020, including loans acquired through the exercise of the GNMA early buyout option.
Total loans and leases increased $228 million from $123.1 billion as of December 31, 2020, reflecting a $3.1 billion increase in retail driven by mortgage, automobile, and education, and a $2.8 billion decrease in commercial driven by payoffs and a decrease in PPP loans.
Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this report, and “Critical Accounting Estimates” and Note 5 in the Company’s 2020 Form 10-K.
The ACL of $2.0 billion as of September 30, 2021 compared with the ACL of $2.7 billion as of December 31, 2020, reflecting a reserve release of $666 million. For further information, see Note 4.
Citizens Financial Group, Inc. | 26

Table 13: ACL and Related Coverage Ratios by Portfolio
	September 30, 2021			December 31, 2020
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$41,854	$592	1.41%	$44,173	$821	1.86%
Commercial real estate	14,508	212	1.46	14,652	360	2.46
Leases	1,593	63	3.92	1,968	52	2.67
Total commercial	57,955	867	1.50	60,793	1,233	2.03
Residential mortgages	21,513	141	0.65	19,539	141	0.72
Home equity	11,889	92	0.78	12,149	134	1.10
Automobile	13,492	165	1.22	12,153	200	1.65
Education	13,000	332	2.56	12,308	361	2.93
Other retail	5,469	258	4.72	6,148	374	6.07
Total retail	65,363	988	1.51	62,297	1,210	1.94
Total loans and leases	$123,318	$1,855	1.50%	$123,090	$2,443	1.98%
Allowance for Unfunded Lending Commitments
Commercial(1)		$130	1.72%		$186	2.33%
Retail(2)		19	1.54		41	2.01
Total allowance for unfunded lending commitments		149			227
Allowance for credit losses(3)	$123,318	$2,004	1.63%	$123,090	$2,670	2.17%
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
(3) Excluding the impact of PPP loans, the ACL Coverage Ratio would have been 1.65% and 2.24% for September 30, 2021 and December 31, 2020, respectively. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Table 14: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2021	December 31, 2020	Change		Percent
Commercial and industrial	$170	$280	($110)		(39%)
Commercial real estate	98	176	(78)		(44)
Leases	1	2	(1)		(50)
Total commercial	269	458	(189)		(41)
Residential mortgages(1)	164	167	(3)		(2)
Home equity	216	276	(60)		(22)
Automobile	55	72	(17)		(24)
Education	23	18	5		28
Other retail	20	28	(8)		(29)
Total retail	478	561	(83)		(15)
Nonaccrual loans and leases	$747	$1,019	($272)		(27%)
Nonaccrual loans and leases to total loans and leases	0.61%	0.83%	(22	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	248	240	8%
Allowance for credit losses to nonaccrual loans and leases	268	262	6%
(1) Loans fully or partially guaranteed by the FHA, VA and USDA are classified as accruing.
NPLs of $747 million as of September 30, 2021 decreased $272 million, or 27%, from December 31, 2020, reflecting a $189 million decrease in commercial and a $83 million decrease in retail. Commercial NPLs decreased through loan sale activity, repayments, and charge-offs.
Citizens Financial Group, Inc. | 27

Table 15: Net Charge-offs and Charge-Off Ratios, Quarter-to-Date
	Three Months Ended September 30,			Three Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Commercial and industrial	$10	$80	($70)	0.09%	0.68%	(59	bps)
Commercial real estate	5	42	(37)	0.12	1.13	(101)
Leases	(1)	48	(49)	(0.22)	7.99	(821)
Total commercial	14	170	(156)	0.09	1.06	(97)
Residential mortgages	—	—	—	—	—	—
Home equity	(12)	(2)	(10)	(0.42)	(0.10)	(32)
Automobile	2	7	(5)	0.06	0.24	(18)
Education	13	5	8	0.41	0.21	20
Other retail	27	39	(12)	1.99	2.46	(47)
Total retail	30	49	(19)	0.19	0.32	(13)
Total net charge-offs	$44	$219	($175)	0.14%	0.70%	(56	bps)
Third quarter 2021 NCOs of $44 million decreased $175 million, or 80%, from $219 million in the third quarter of 2020, driven by decreases in commercial and retail of $156 million and $19 million, respectively. Third quarter 2021 annualized net charge-offs of 0.14% of average loans and leases were down 56 basis points from the third quarter of 2020. The overall improvement in the macroeconomic environment and post-pandemic reopening drove the significant decline in commercial NCOs. Retail NCOs remained low driven by continued benefit to consumers from government stimulus and strong collateral values in residential real estate and automobile.

Table 16: Net Charge-offs and Charge-Off Ratios, Year-to-Date
	Nine Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Commercial and industrial	$115	$189	($74)	0.35%	0.54%	(19	bps)
Commercial real estate	31	42	(11)	0.28	0.39	(11)
Leases	13	54	(41)	1.01	2.99	(198)
Total commercial	159	285	(126)	0.35	0.60	(25)
Residential mortgages	(2)	1	(3)	(0.01)	0.01	(2)
Home equity	(29)	(7)	(22)	(0.33)	(0.08)	(25)
Automobile	11	54	(43)	0.12	0.60	(48)
Education	33	29	4	0.35	0.36	(1)
Other retail	108	141	(33)	2.55	2.88	(33)
Total retail	121	218	(97)	0.26	0.48	(22)
Total net charge-offs	$280	$503	($223)	0.30%	0.54%	(24	bps)
First nine months 2021 NCOs of $280 million decreased $223 million, or 44%, from $503 million in the first nine months of 2020, driven by decreases in commercial and retail of $126 million and $97 million, respectively. First nine months 2021 annualized net charge-offs of 0.30% of average loans and leases were down 24 basis points from first nine months of 2020.
Retail and commercial NCOs were down in the first nine months of 2021 as compared to the first nine months of 2020. The decline in retail NCOs is primarily due to U.S. Government stimulus programs and forbearance, as well as strong collateral values in residential real estate and automobile. The decrease in commercial NCOs reflects the economic recovery following the COVID-19 pandemic and associated lockdowns. We continue to assess risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. We have maintained a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
Commercial Loan Asset Quality
Our commercial loan and lease portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for
Citizens Financial Group, Inc. | 28

strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis. As discussed in our 2020 Form 10-K, for commercial loans and leases, we utilize regulatory classification ratings to monitor credit quality.
As of September 30, 2021, commercial NPLs of $269 million decreased $189 million from $458 million as of December 31, 2020, representing 0.5% and 0.8% of the commercial loan and lease portfolio as of September 30, 2021 and December 31, 2020, respectively.

Table 17: Commercial Loans and Leases by Regulatory Classification
	September 30, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$39,218	$1,115	$1,386	$135	$41,854
Commercial real estate	13,146	616	735	11	14,508
Leases	1,519	49	24	1	1,593
Total commercial	$53,883	$1,780	$2,145	$147	$57,955

	December 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,878	$1,583	$1,464	$248	$44,173
Commercial real estate	13,356	804	416	76	14,652
Leases	1,922	33	12	1	1,968
Total commercial	$56,156	$2,420	$1,892	$325	$60,793
(1) Includes $1.9 billion and $4.2 billion of PPP loans designated as pass that are fully guaranteed by the SBA as of September 30, 2021 and December 31, 2020, respectively.
Total commercial criticized balances of $4.1 billion as of September 30, 2021 decreased $565 million compared with December 31, 2020. Commercial criticized as a percent of total commercial of 7.0% at September 30, 2021 decreased from 7.6% at December 31, 2020.
Commercial and industrial criticized balances of $2.6 billion, or 6.3% of the total commercial and industrial loan portfolio as of September 30, 2021, decreased from $3.3 billion, or 7.5%, as of December 31, 2020. The decrease was primarily driven by net repayments and charge-offs. Commercial and industrial criticized loans represented 65% of total criticized loans as of September 30, 2021 compared to 71% as of December 31, 2020.
Commercial real estate criticized balances of $1.4 billion, or 9.4% of the commercial real estate portfolio, was stable compared to December 31, 2020 at $1.3 billion, or 8.8%. Commercial real estate accounted for 33% of total criticized loans as of September 30, 2021 compared to 28% as of December 31, 2020.
Citizens Financial Group, Inc. | 29

Table 18: Commercial Loans and Leases by Industry Sector
	September 30, 2021		December 31, 2020
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Finance and insurance	$7,939	6%	$6,473	5%
Health, pharma, and social assistance	2,914	2	3,253	3
Accommodation and food services	3,083	3	3,159	3
Professional, scientific, and technical services	2,542	2	2,804	2
Other manufacturing	3,708	3	3,686	3
Technology	3,822	3	3,546	3
Retail trade	2,258	2	2,312	2
Energy and related	1,971	2	2,237	2
Wholesale trade	2,261	2	1,976	2
Arts, entertainment, and recreation	902	1	1,383	1
Other services	1,845	1	1,360	1
Administrative and waste management services	1,226	1	1,327	1
Transportation and warehousing	1,092	1	1,169	1
Consumer products manufacturing	1,160	1	1,078	1
Automotive	1,000	1	1,057	1
Educational services	597	—	844	—
Chemicals	717	—	736	—
Real estate and rental and leasing	886	1	734	—
All other(1)	28	—	884	1
Total commercial and industrial	39,951	32	40,018	32
Real estate and rental and leasing	12,984	11	13,167	11
Accommodation and food services	819	1	749	1
Finance and insurance	560	—	498	—
All other(1)	145	—	238	—
Total commercial real estate	14,508	12	14,652	12
Total leases	1,593	1	1,968	2
Total commercial(2)	$56,052	45%	$56,638	46%
(1) Deferred fees and costs are reported in All other.
(2) Excludes PPP loans of $1.9 billion and $4.2 billion as of September 30, 2021 and December 31, 2020, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO, which generally refresh on a quarterly basis, and a loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are the strongest indicator of credit losses over the contractual life of a loan as the scores are based on current and historical national industry-wide consumer level credit performance data. These scores assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic, and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in automobile, education and point-of-sale financing.
Citizens Financial Group, Inc. | 30

Table 19: Aging of Retail Loans as a Percentage of Loan Class
	September 30, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Current-29	30-59	60-89	90+	Current-29	30-59	60-89	90+
Residential mortgages(1)	96.97%	0.72%	0.26%	2.05%	98.73%	0.30%	0.11%	0.86%
Home equity	98.03	0.29	0.13	1.55	97.53	0.50	0.23	1.74
Automobile	98.71	0.87	0.31	0.11	97.93	1.40	0.53	0.14
Education	99.55	0.25	0.11	0.09	99.56	0.27	0.11	0.06
Other retail	98.21	0.71	0.51	0.57	98.36	0.62	0.47	0.55
Total retail	98.14%	0.58%	0.24%	1.04%	98.47%	0.58%	0.25%	0.70%
(1) 90+ day past due includes $289 million and $44 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2021 and December 31, 2020, respectively.

For more information on the aging of accruing and nonaccrual retail loans, see Note 4.

Table 20: Retail Asset Quality Metrics
	September 30, 2021	December 31, 2020
Average refreshed FICO for total portfolio	768	771
CLTV ratio for secured real estate(1)	57%	60%
Nonaccrual retail loans to total retail	0.73	0.90
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change		Percent	2021	2020	Change		Percent
Net charge-offs	$30	$49	($19)		(39%)	$121	$218	($97)		(44%)
Annualized net charge-off rate	0.19%	0.32%	(13)	bps		0.26%	0.48%	(22)	bps
Retail asset quality continues to reflect a stronger economic outlook. The retail annualized net charge-off rate decreased to 0.19% for the third quarter of 2021 from 0.32% in the third quarter of 2020. The net charge-off rate of 0.26% for the nine months ended September 30, 2021 reflected a decrease of 22 basis points from the nine months ended September 30, 2020, driven by the forbearance and stimulus programs stemming from the COVID-19 pandemic and associated lockdowns, as well as strong collateral values in automobile and residential real estate.
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
For additional information regarding TDRs, see Note 5 in our 2020 Form 10-K.
Citizens Financial Group, Inc. | 31

Table 21: Accruing and Nonaccrual Troubled Debt Restructurings
	September 30, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$161	—%	—%	$70	$231
Commercial real estate	—	—	—	9	9
Total commercial	161	—	—	79	240
Residential mortgages(1)	339	3.9	9.8	39	378
Home equity	198	0.5	—	74	272
Automobile	8	0.1	—	28	36
Education	112	0.4	0.1	12	124
Other retail	21	0.2	—	2	23
Total retail	678	5.1	9.9	155	833
Total	$839	5.1%	9.9%	$234	$1,073

	December 31, 2020
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$134	0.1%	—%	$97	$231
Commercial real estate	26	—	—	—	26
Total commercial	160	0.1	—	97	257
Residential mortgages(1)	172	2.1	2.0	43	215
Home equity	221	1.0	—	83	304
Automobile	13	0.4	—	33	46
Education	116	0.5	0.3	10	126
Other retail	25	0.2	—	2	27
Total retail	547	4.2	2.3	171	718
Total	$707	4.3%	2.3%	$268	$975
(1) Includes $82 million and $14 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2021 and December 31, 2020, respectively.
Deposits

Table 22: Composition of Deposits
(in millions)	September 30, 2021	December 31, 2020	Change	Percent
Demand	$48,184	$43,831	$4,353	10%
Checking with interest	27,985	27,204	781	3
Regular savings	21,166	18,044	3,122	17
Money market accounts	48,935	48,569	366	1
Term deposits	5,951	9,516	(3,565)	(37)
Total deposits	$152,221	$147,164	$5,057	3%

Total deposits as of September 30, 2021 increased $5.1 billion, or 3%, to $152.2 billion, from $147.2 billion as of December 31, 2020, as a result of elevated liquidity tied to government stimulus associated with the COVID-19 disruption. Citizens Access®, our national digital platform, ended the quarter with $4.6 billion of deposits, down from $5.9 billion as of December 31, 2020, primarily due to rate reduction strategies that resulted in a decrease in term deposits.
Citizens Financial Group, Inc. | 32

Borrowed Funds
Total borrowed funds as of September 30, 2021 decreased $1.6 billion from December 31, 2020, driven by a $235 million and $1.4 billion decrease in short-term and long-term borrowed funds, respectively. Strong deposit growth enabled the paydown of senior debt.
    Long-term borrowed funds

Table 23: Summary of Long-Term Borrowed Funds
(in millions)	September 30, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021(1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022(2)	168	182
3.750% fixed-rate subordinated debt, due July 2024(2)	90	159
4.023% fixed-rate subordinated debt, due October 2024(2)	17	25
4.350% fixed-rate subordinated debt, due August 2025(2)	133	193
4.300% fixed-rate subordinated debt, due December 2025(2)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031(2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031(2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031(2)	61	—
2.638% fixed-rate subordinated debt, due September 2032	548	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	704	716
0.845% floating-rate senior unsecured notes, due February 2022(3)	300	299
0.932% floating-rate senior unsecured notes, due May 2022(3)	250	250
2.650% senior unsecured notes, due May 2022	505	510
3.700% senior unsecured notes, due March 2023	517	527
1.082% floating-rate senior unsecured notes, due March 2023(3)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	533	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.864% weighted average rate, due through 2041	19	19
Other	26	35
Total long-term borrowed funds	$6,947	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) The September 30, 2021 balances reflect the results of the February 2021 subordinated debt private exchange offers. See “Capital and Regulatory Matters-Regulatory Capital Ratios and Capital Composition” for additional information.
(3) Rate disclosed reflects the floating rate as of September 30, 2021.
The Parent Company’s long-term borrowed funds as of September 30, 2021 and December 31, 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $82 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of September 30, 2021 and December 31, 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $8 million and $11 million, respectively, and hedging basis adjustments of $63 million and $112 million, respectively. See Note 8 for further information about our hedging of certain long-term borrowed funds. For information regarding our liquidity and available borrowing capacity, see “—Liquidity” and Note 7.
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
Under the FRB’s Capital Plan Rule, a firm must update and resubmit its capital plan prior to the next annual submission date under certain circumstances, which includes a material change in the firm’s risk profile, financial condition or corporate structure since its last capital plan submission. On July 28, 2021, we announced an agreement to acquire Investors, which required us to resubmit our capital plan to the FRB, which was submitted on September 15, 2021.
Under the stress capital buffer (“SCB”) framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. On October 1, 2020, our SCB of 3.4% became effective and applied to our capital actions through September 30, 2021.
On February 3, 2021, the FRB adopted a final rule effective April 5, 2021 to tailor the requirements of its Capital Plan Rule, specifically modifying capital planning, regulatory reporting and stress capital buffer requirements to be consistent with the Tailoring Rules framework. Under the final rule, for Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. In addition, Category IV firms have the ability to elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. We did not elect to participate in the 2021 supervisory stress test. On August 5, 2021, the FRB announced that our SCB will remain unchanged at 3.4% from October 1, 2021 through September 30, 2022.

In light of the heightened uncertainty related to the COVID-19 pandemic and associated lockdowns, the FRB took certain actions to preserve capital at banks. Among those actions, the FRB imposed certain limitations on firms for the third and fourth quarters of 2020, including mandatory suspension of share repurchases and limiting common stock dividends to existing rates and the average quarterly net income over the prior four quarters. The FRB modified its limitations on capital distributions for the first and second quarters of 2021 such that firms that participate in CCAR, like us, may resume share repurchases provided that the aggregate of share repurchases and common stock dividends for the applicable quarter did not exceed average quarterly net income for the trailing four quarters. Beginning July 1, 2021, the FRB lifted the temporary additional restrictions on capital distributions and authorized firms, like us, that are on a two-year cycle and not subject to supervisory stress testing this year to make capital distributions that are consistent with the regulatory capital rules, including normal restrictions under the FRB stress capital buffer framework. In addition, we temporarily suspended share repurchases in connection with entering into the agreement to acquire Investors, and are poised to resume share repurchases after the Investors shareholder vote scheduled for November 19, 2021. In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock, of which $655 million is available as of September 30, 2021. All future capital distributions are subject to consideration and approval by our board of directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations.

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
Citizens Financial Group, Inc. | 34

the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for our banking subsidiary.
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and significant investments in the capital of unconsolidated institutions is 25%. As of September 30, 2021, we did not meet the threshold for these additional capital deductions. MSRs or deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and significant investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.

In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of September 30, 2021, $401 million of the capital benefit has been accumulated for application to the three-year transition period.

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2020 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 24: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2021		December 31, 2020		Required Minimum plus Required CCB for Non-Leverage Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,584	10.3%	$14,607	10.0%	7.9%
Tier 1 capital	17,598	11.6	16,572	11.3	9.4
Total capital	20,295	13.4	19,602	13.4	11.4
Tier 1 leverage	17,598	9.7	16,572	9.4	4.0
Risk-weighted assets	151,796		146,781
Quarterly adjusted average assets	180,528		175,370
(1) Required “Minimum Capital ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital ratios” also include a SCB of 3.4%; N/A to Tier 1 leverage.
At September 30, 2021, our CET1 capital, tier 1 capital and total capital ratios were 10.3%, 11.6% and 13.4%, respectively, as compared with 10.0%, 11.3% and 13.4%, respectively, as of December 31, 2020. The CET1 capital ratio increased as net income for the nine months ended September 30, 2021 was partially offset by dividends and common share repurchases as described in “—Capital Transactions” below, $5.0 billion of risk-weighted asset (“RWA”) growth and a decrease in the modified CECL transitional amount. The tier 1 capital ratio increased due to the changes in the CET1 capital ratio described above and the issuance of Series G Preferred Stock, partially offset by the redemption of Series A Preferred Stock as described in “—Capital Transactions” below. The total capital ratio increased as the changes in the CET1 and tier 1 capital ratios described above combined with the subordinated debt exchange offer in the first quarter of 2021, as described in the “Regulatory Capital Ratios and Capital Composition” section below, were partially offset by the reduction in the net AACL impact and a decrease in qualifying subordinated debt. At September 30, 2021, our CET1 capital, tier 1 capital and total capital ratios were approximately 240 basis points, 220 basis points and 200 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $15.6 billion at September 30, 2021, an increase of $977 million from $14.6 billion at December 31, 2020, largely driven by net income for the nine months ended September 30, 2021, partially offset by dividends, a decrease in the modified CECL transitional amount and common share repurchases. Tier 1 capital at September 30, 2021 totaled $17.6 billion, reflecting a $1.0 billion increase from $16.6 billion at December 31, 2020, driven by the changes in CET1 capital and the issuance of Series G Preferred Stock, partially offset by the redemption of Series A Preferred Stock. Total capital of $20.3 billion at September 30, 2021 increased $693 million from December 31, 2020, driven by the changes in CET1 and tier 1 capital and an increase in qualifying subordinated debt, partially offset by the reduction in the net AACL impact.
RWA totaled $151.8 billion at September 30, 2021, based on U.S. Basel III Standardized rules, up $5.0 billion from December 31, 2020, driven by higher automobile loans, commercial commitments, MSRs, agency
Citizens Financial Group, Inc. | 35

securities, education loans, bank-owned life insurance and retail commitments partially offset by lower commercial and other retail loans.
As of September 30, 2021, the tier 1 leverage ratio was 9.7%, up from 9.4% at December 31, 2020, driven by higher tier 1 capital, partially offset by the $5.2 billion increase in quarterly adjusted average assets.

Table 25: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	September 30, 2021	December 31, 2020
Total common shareholders' equity	$21,409	$20,708
Exclusions:
Modified CECL transitional amount	401	568
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	33	(380)
Derivatives	74	11
Unamortized net periodic benefit costs	401	429
Deductions:
Goodwill	(7,065)	(7,050)
Deferred tax liability associated with goodwill	384	379
Other intangible assets	(53)	(58)
Total common equity tier 1	15,584	14,607
Qualifying preferred stock	2,014	1,965
Total tier 1 capital	17,598	16,572
Qualifying subordinated debt(1)	1,208	1,204
Allowance for credit losses	2,004	2,670
Exclusions from tier 2 capital:
Modified AACL transitional amount	(515)	(682)
Excess allowance for credit losses(2)	—	(162)
Adjusted allowance for credit losses	1,489	1,826
Total capital	$20,295	$19,602
(1) As of September 30, 2021 and December 31, 2020, the amount of non-qualifying subordinated debt excluded from regulatory capital was $349 million and $348 million, respectively.
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
Capital Transactions
We completed the following capital actions during the nine months ended September 30, 2021:
•Issued 300,000 shares of CFG 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million;
•Redeemed all outstanding shares of CFG Series A Non-Cumulative Perpetual Preferred Stock on July 6, 2021;
•Completed $265 million of subordinated debt private exchange offers in February 2021;
•Declared and paid quarterly common stock dividends of $0.39 per share in the first, second and third quarters of 2021, aggregating to $502 million;
Citizens Financial Group, Inc. | 36

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
•Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $15 million;
•Declared quarterly dividends of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $14 million;
•Declared quarterly dividends of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $17 million;
•Declared quarterly dividends of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $17 million;
•Declared a quarterly dividend of $12.78 per share in the third quarter of 2021 on the 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, aggregating to $4 million; and
•Repurchased $95 million of our outstanding common stock at a weighted-average price per share of $42.32.
Banking Subsidiary’s Capital

Table 26: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2021		December 31, 2020
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$16,791	11.1%	$16,032	10.9%
Tier 1 capital	16,791	11.1	16,032	10.9
Total capital	19,405	12.8	18,980	13.0
Tier 1 leverage	16,791	9.3	16,032	9.2
Risk-weighted assets	151,438		146,558
Quarterly adjusted average assets	180,034		174,954

CBNA’s CET1 and tier 1 capital totaled $16.8 billion at September 30, 2021, up $759 million from $16.0 billion at December 31, 2020. This increase was primarily driven by net income for the nine months ended September 30, 2021, partially offset by dividends paid to the Parent Company and a decrease in the modified CECL transitional amount. Total capital was $19.4 billion at September 30, 2021, an increase of $425 million from $19.0 billion at December 31, 2020, driven by the change in CET1 capital partially offset by the reduction in the net AACL impact.

CBNA’s RWA totaled $151.4 billion at September 30, 2021, up $4.9 billion from December 31, 2020, driven by higher automobile loans, commercial commitments, MSRs, agency securities, education loans, bank-owned life insurance and retail commitments partially offset by lower commercial and other retail loans.
As of September 30, 2021, CBNA’s tier 1 leverage ratio of 9.3% increased as the increase in tier 1 capital was mostly offset by the $5.1 billion increase in quarterly adjusted average assets.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. As noted earlier, reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality and liquid securities, and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality securities. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each legal entity, including at the Parent Company and CBNA level.
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
During the nine months ended September 30, 2021, the Parent Company completed the following transactions:
•Redeemed all outstanding shares of 5.50% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock;
•Issued 300,000 shares of 4.00% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million; and
•Redeemed $350 million of 2.375% fixed-rate senior unsecured debt due July 2021.
During the three months ended September 30, 2021 and 2020, the Parent Company declared dividends on common stock of $167 million and $168 million, respectively, and declared dividends on preferred stock of $26 million and $25 million, respectively.
During the nine months ended September 30, 2021 and 2020, the Parent Company declared dividends on common stock of $502 million and $504 million, respectively, and declared dividends on preferred stock of $81 million and $75 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.5 billion and $2.7 billion as of September 30, 2021 and December 31, 2020, respectively. The Parent Company’s double-leverage ratio, the combined equity investment in Parent Company subsidiaries divided by Parent Company equity, is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At September 30, 2021, the Parent Company’s double-leverage ratio was 97.2%.
CBNA Liquidity
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
September 30, 2021
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At September 30, 2021, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
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
Citizens Financial Group, Inc. | 39

Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2021:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period end loan-to-deposits ratio, excluding LHFS, of 81.0%;
•Our cash position, which is defined as cash balance held at the FRB, totaled $12.5 billion;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $76.1 billion;
•Contingent liquidity was $48.7 billion, consisting of unencumbered high-quality liquid securities of $21.1 billion, unused FHLB capacity of $15.1 billion, and our cash position of $12.5 billion. Asset liquidity, a component of contingent liquidity, was $33.6 billion, consisting of our cash position of $12.5 billion and unencumbered high-quality liquid securities of $21.1 billion;
•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $27.4 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2021 and 2020, see the Consolidated Statements of Cash Flows.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, including cash at the FRBs, free and liquid securities and secured FHLB borrowing capacity;
•Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements; and
•Current and prospective exposures, including secured and unsecured wholesale funding and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored individually for CBNA and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
OFF-BALANCE SHEET ARRANGEMENTS
The following table presents our outstanding off-balance sheet arrangements. For further information, see Note 11.

Table 28: Outstanding Off-Balance Sheet Arrangements
(in millions)	September 30, 2021	December 31, 2020	Change	Percent
Commitments to extend credit	$80,629	$74,160	$6,469	9%
Letters of credit	1,939	2,239	(300)	(13)
Risk participation agreements	57	98	(41)	(42)
Loans sold with recourse	70	54	16	30
Marketing rights	26	29	(3)	(10)
Total	$82,721	$76,580	$6,141	8%
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
Allowance for Credit Losses
The ACL decreased from $2.7 billion at December 31, 2020 to $2.0 billion at September 30, 2021, reflecting a reserve release of $666 million.
To determine the ACL as of September 30, 2021, we utilized an economic forecast that generally reflects real GDP growth of approximately 5.8% over 2021. The forecast also projects the unemployment rate to be in the range of 5.3% to 6.3% throughout 2021. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020. We continue to utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve. As the economic recovery following the COVID-19 pandemic has continued, we have assessed risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain, and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. In addition to judgment applied to the commercial portfolio as a whole, we continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail, CRE office and hospitality and casual dining.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that challenges in acceptance of vaccines cause COVID-19-related infections to abate later than in our base case scenario, with concerns rising about resistant strains. Consumer spending is slower to rebound, with businesses reopening more slowly and vacation spending muted. This pessimistic scenario reflects real GDP growth of approximately 2.5% and unemployment in the range of 5.9% to 8.4% over 2021. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $230 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
To provide additional context regarding sensitivity to more pessimistic scenarios, our ACL balance of $2.0 billion represents 23% of the $8.6 billion of nine-quarter losses projected in the Federal Reserve run of the December 2020 Supervisory Severely Adverse scenario, which forecasted more protracted unemployment and GDP declines compared with our ACL calculation. Our ACL calculation also included the impacts of government stimulus.
Comparatively, our ACL represents 39% of the $5.1 billion of projected losses in the Company run results of the Supervisory Severely Adverse scenario. Losses projected under the Company Supervisory Severely Adverse scenario are lower than the Federal Reserve results due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. Both the Company and Federal Reserve results include incremental losses associated with loan
Citizens Financial Group, Inc. | 41

originations assumed post-September 30, 2020. In contrast, our September 30, 2021 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the economic recovery from the COVID-19 pandemic continues, significant future uncertainty still exists, including the impacts of COVID-19 variants and challenges from vaccine acceptance rates on consumer sentiment and spending behavior. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. The variables and inputs may be idiosyncratically affected by risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. Changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of COVID-19 and related fiscal and monetary policy measures on the economy and the resulting potentially material effects on the ACL.
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
Citizens Financial Group, Inc. | 42

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 29: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2021	December 31, 2020
Instantaneous Change in Interest Rates
200	20.8%	21.2%
100	10.9	11.2
-25	(2.4)	(2.7)
Gradual Change in Interest Rates
200	9.8	10.8
100	4.9	5.5
-25	(1.2)	(1.5)
We continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates decreased 1.0% to 9.8% as of September 30, 2021 as compared to 10.8% at December 31, 2020, resulting from loan and deposit mix changes and the addition of $10.5 billion of receive-fixed/pay-variable interest rate swaps. Current levels of asset sensitivity remain elevated relative to our core sensitivity profile due to these cash and deposit balances which are a result of monetary and fiscal stimulus programs. Changes in interest rates can also affect the risk positions, which impacts the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

Table 30: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2021				December 31, 2020
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$16,250	3.2	1.1%	0.1%	$12,350	1.0	1.5%	0.2%
Fair value - receive-fixed/pay-variable - conventional debt	2,200	1.5	2.5	0.1	3,200	1.7	2.1	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)(2)	3,000	2.7	0.1	1.7	4,750	3.9	0.2	1.4
Fair value - pay-fixed/receive-variable - conventional ALM(1)	2,000	3.0	0.1	1.5	2,000	3.7	0.2	1.5
Total portfolio swaps	$23,450	3.0	1.0%	0.4%	$22,300	2.0	1.2%	0.6%
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
Using the interest rate curve at September 30, 2021, the estimated net contribution to net interest income related to our ALM hedge strategies is approximately $103 million for the full-year 2021 compared to $133 million for the full-year 2020. The estimated net contribution could differ from amounts actually recognized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2021.
Citizens Financial Group, Inc. | 43

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

Table 31: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	($15)	$—	$19	$118
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	46	68	141	128
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(13)	(11)	(37)	(22)
(1) Using the interest rate curve at September 30, 2021, with respect to cash flow hedge strategies, we estimate that approximately $76 million will be reclassified from AOCI to net interest income over the next 12 months.
LIBOR Transition
As previously disclosed, many of our lending products, securities, derivatives, and other financial transactions utilize the LIBOR benchmark rate and will be impacted by its planned discontinuance. In late 2018, we formed a LIBOR Transition Program designed to guide the organization through the planned discontinuation of LIBOR. The Program, with direction and oversight from our Chief Financial Officer, is responsible for developing, maintaining and executing against a coordinated strategy to ensure a timely and orderly transition from LIBOR. The Program is structured to address various initiatives including program governance, transition management, communications, exposure management, new alternative reference rate product delivery, risk management, contract remediation, operations and technology readiness, accounting and reporting, as well as tax and regulation impacts. Risks associated with the LIBOR transition are tracked and reviewed on a quarterly basis with a focus on the identification of mitigation actions.

The ARRC recommended that banks be systemically and operationally capable of supporting transactions in alternative reference rates, such as SOFR, by the end of September 2020. Guided by this milestone, we are systemically and operationally prepared to support alternative reference rate transactions. On March 5, 2021, the Financial Conduct Authority (“FCA”) formally announced the future cessation or loss of representation of the LIBOR benchmark settings currently published by the Intercontinental Exchange (“ICE”) Benchmark Administration. Further, the FCA stated that the 1-week and 2-month U.S. Dollar LIBOR rates will cease as of December 31, 2021 and all other U.S. Dollar LIBOR tenors will cease as of June 30, 2023. With the FRB, OCC, and FDIC (collectively, the agencies) supporting this announcement, the LIBOR Transition Program adjusted LIBOR transition activities and timelines accordingly. The agencies continue to urge market participants to stop entering into new U.S. Dollar LIBOR contracts as soon as practicable, but no later than the end of 2021. We are continuing all efforts to move new originations to alternative reference rates over the course of 2021 in anticipation of this deadline. However, our plans for legacy contract remediation now extend through mid-2023 given the FCA announcement. More broadly, program governance remains robust, and progress has been made in the above-outlined initiatives as management continues to closely monitor industry and regulatory developments pertaining to the transition.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of September 30, 2021 and December 31, 2020, the fair value of our MSRs was $978 million and $658 million, respectively, and the total notional amount of related derivative contracts was $15.4 billion and $11.4 billion,
Citizens Financial Group, Inc. | 44

respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
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

Table 32: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$3	$—	$1	$1	$4	$1
Foreign Exchange Currency Rate	1	1	1	1	—	—	4	—
Credit Spread	6	9	14	4	11	10	12	7
Commodity	—	—	—	—	—	—	—	—
General VaR	6	10	14	4	11	8	15	6
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$6	$10	$17	$4	$11	$8	$15	$6
Stressed General VaR	$8	$11	$16	$5	$13	$10	$20	$7
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$8	$11	$16	$5	$13	$10	$20	$7
Market Risk Regulatory Capital	$62				$55
Specific Risk Not Modeled Add-on	16				12
Total Market Risk Regulatory Capital	$78				$67
Market Risk-Weighted Assets	$973				$834
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
Citizens Financial Group, Inc. | 45

The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2021.
Daily VaR Backtesting

2,000,000
1,000,000
0
-1,000,000
-2,000,000
-3,000,000
-4,000,000
-5,000,000
9/30/2020
10/12/2020
10/24/2020
11/5/2020
11/17/2020
11/29/2020
12/11/2020
12/23/2020
1/4/2021
1/16/2021
1/28/2021
2/9/2021
2/21/2021
3/5/2021
3/17/2021
3/29/2021
4/10/2021
4/22/2021
5/4/2021
5/16/2021
5/28/2021
6/9/2021
6/21/2021
7/3/2021
7/15/2021
7/27/2021
8/8/2021
8/20/2021
9/1/2021
9/13/2021
9/25/2021
VaR at 1-day holding, 99%, 1-tail
Backtesting P&L

Citizens Financial Group, Inc. | 46

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our Underlying results used throughout the MD&A:

Table 33: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2021	2020	2021	2020
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,659	$1,791	$4,927	$5,198
Less: Notable items		—	—	—	—
Total revenue, Underlying (non-GAAP)	B	$1,659	$1,791	$4,927	$5,198
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$1,011	$988	$3,020	$2,979
Less: Notable items		23	31	54	83
Noninterest expense, Underlying (non-GAAP)	D	$988	$957	$2,966	$2,896
Pre-provision profit:
Total revenue (GAAP)	A	$1,659	$1,791	$4,927	$5,198
Less: Noninterest expense (GAAP)	C	1,011	988	3,020	2,979
Pre-provision profit (GAAP)		$648	$803	$1,907	$2,219
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,659	$1,791	$4,927	$5,198
Less: Noninterest expense, Underlying (non-GAAP)	D	988	957	2,966	2,896
Pre-provision profit, Underlying (non-GAAP)		$671	$834	$1,961	$2,302
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$681	$375	$2,293	$727
Less: Income (loss) before income tax expense (benefit) related to notable items		(23)	(31)	(54)	(83)
Income before income tax expense, Underlying (non-GAAP)	F	$704	$406	$2,347	$810
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$151	$61	$504	$126
Less: Income tax expense (benefit) related to notable items		(7)	(7)	(15)	(24)
Income tax expense, Underlying (non-GAAP)	H	$158	$68	$519	$150
Effective income tax rate (GAAP)	G/E	22.35%	16.10%	22.01%	17.27%
Effective income tax rate, Underlying (non-GAAP)	H/F	22.45	16.79	22.09	18.57
Net income, Underlying:
Net income (GAAP)	I	$530	$314	$1,789	$601
Add: Notable items, net of income tax benefit		16	24	39	59
Net income, Underlying (non-GAAP)	J	$546	$338	$1,828	$660
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	504	289	$1,708	$526
Add: Notable items, net of income tax benefit		16	24	39	59
Net income available to common stockholders, Underlying (non-GAAP)	L	$520	$313	$1,747	$585
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$21,326	$20,534	$20,926	$20,401
Return on average common equity	K/M	9.39%	5.60%	10.91%	3.45%
Return on average common equity, Underlying (non-GAAP)	L/M	9.70	6.05	11.17	3.83

Citizens Financial Group, Inc. | 47

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2021	2020	2021	2020
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$21,326	$20,534	$20,926	$20,401
Less: Average goodwill (GAAP)		7,055	7,050	7,052	7,049
Less: Average other intangibles (GAAP)		52	62	54	65
Add: Average deferred tax liabilities related to goodwill (GAAP)		383	375	381	375
Average tangible common equity	N	$14,602	$13,797	$14,201	$13,662
Return on average tangible common equity	K/N	13.71%	8.33%	16.08%	5.15%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	14.17	9.00	16.46	5.71
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$186,108	$177,675	$184,391	$174,892
Return on average total assets	I/O	1.13%	0.70%	1.30%	0.46%
Return on average total assets, Underlying (non-GAAP)	J/O	1.16	0.76	1.33	0.50
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$186,108	$177,675	$184,391	$174,892
Less: Average goodwill (GAAP)		7,055	7,050	7,052	7,049
Less: Average other intangibles (GAAP)		52	62	54	65
Add: Average deferred tax liabilities related to goodwill (GAAP)		383	375	381	375
Average tangible assets	P	$179,384	$170,938	$177,666	$168,153
Return on average total tangible assets	I/P	1.17%	0.73%	1.35%	0.48%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.21	0.79	1.38	0.52
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	60.92%	55.18%	61.30%	57.31%
Efficiency ratio, Underlying (non-GAAP)	D/B	59.55	53.44	60.21	55.72
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(7.33)%	9.29%	(5.20)%	7.07%
Increase in noninterest expense		2.31	1.52	1.39	4.12
Operating leverage		(9.64)%	7.77%	(6.59%)	2.95%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(7.33)%	9.29%	(5.20)%	7.07%
Increase in noninterest expense, Underlying (non-GAAP)		3.26	0.32	2.45	2.32
Operating leverage, Underlying (non-GAAP)		(10.59)%	8.97%	(7.65%)	4.75%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	426,199,576	427,073,084	426,199,576	427,073,084
Common stockholders' equity (GAAP)		$21,409	$20,504	$21,409	$20,504
Less: Goodwill (GAAP)		7,065	7,050	7,065	7,050
Less: Other intangible assets (GAAP)		51	60	51	60
Add: Deferred tax liabilities related to goodwill (GAAP)		384	377	384	377
Tangible common equity	R	$14,677	$13,771	$14,677	$13,771
Tangible book value per common share	R/Q	$34.44	$32.24	$34.44	$32.24
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	426,086,717	426,846,096	425,996,867	427,058,412
Average common shares outstanding - diluted (GAAP)	T	427,840,964	427,992,349	427,679,885	428,142,358
Net income per average common share - basic (GAAP)	K/S	$1.18	$0.68	$4.01	$1.23
Net income per average common share - diluted (GAAP)	K/T	1.18	0.68	3.99	1.23
Net income per average common share - basic, Underlying (non-GAAP)	L/S	1.22	0.73	4.10	1.37
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	1.22	0.73	4.09	1.37
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.39	$1.17	$1.17
Dividend payout ratio	U/(K/S)	33%	58%	29%	95%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	32	53	29	85

Citizens Financial Group, Inc. | 48

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

Table 34: Reconciliations of Non-GAAP Measures - Excluding PPP
(in millions, except share, per share and ratio data)	Ref.	September 30, 2021	December 31, 2020
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$123,318	$123,090
Less: PPP loans		1,903	4,155
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$121,415	$118,935
Allowance for credit losses (GAAP)	C	$2,004	$2,670
Allowance for credit losses to total loans and leases (GAAP)	C/A	1.63%	2.17%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	1.65%	2.24%

Citizens Financial Group, Inc. | 49

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 50

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$1,145	$1,037
Interest-bearing cash and due from banks	12,571	11,696
Interest-bearing deposits in banks	289	306
Debt securities available for sale, at fair value (including $621 and $549 pledged to creditors, respectively)(1)	24,911	22,942
Debt securities held to maturity (fair value of $2,567 and $3,357 respectively, and including $85 and $144 pledged to creditors, respectively)(1)	2,492	3,235
Loans held for sale, at fair value	3,177	3,564
Other loans held for sale	93	439
Loans and leases	123,318	123,090
Less: Allowance for loan and lease losses	(1,855)	(2,443)
Net loans and leases	121,463	120,647
Derivative assets	1,769	1,915
Premises and equipment, net	732	759
Bank-owned life insurance	2,428	1,756
Goodwill	7,065	7,050
Other assets	8,872	8,003
TOTAL ASSETS	$187,007	$183,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$48,184	$43,831
Interest-bearing	104,037	103,333
Total deposits	152,221	147,164
Short-term borrowed funds	8	243
Derivative liabilities	187	128
Deferred taxes, net	689	629
Long-term borrowed funds	6,947	8,346
Other liabilities	3,532	4,166
TOTAL LIABILITIES	163,584	160,676
Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 and 2,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,014	1,965
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 571,110,802 shares issued and 426,199,576 shares outstanding at September 30, 2021 and 569,876,133 shares issued and 427,209,831 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	18,981	18,940
Retained earnings	7,648	6,445
Treasury stock, at cost, 144,911,226 and 142,666,302 shares at September 30, 2021 and December 31, 2020, respectively	(4,718)	(4,623)
Accumulated other comprehensive income (loss)	(508)	(60)
TOTAL STOCKHOLDERS’ EQUITY	$23,423	$22,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,007	$183,349
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 51

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans and leases	$1,078	$1,120	$3,197	$3,614
Interest and fees on loans held for sale, at fair value	21	21	63	56
Interest and fees on other loans held for sale	1	16	9	32
Investment securities	116	121	368	398
Interest-bearing deposits in banks	6	2	12	8
Total interest income	1,222	1,280	3,649	4,108
INTEREST EXPENSE:
Deposits	35	89	127	440
Short-term borrowed funds	—	—	—	1
Long-term borrowed funds	42	54	136	210
Total interest expense	77	143	263	651
Net interest income	1,145	1,137	3,386	3,457
Provision for credit losses	(33)	428	(386)	1,492
Net interest income after provision for credit losses	1,178	709	3,772	1,965
NONINTEREST INCOME:
Mortgage banking fees	108	287	358	722
Service charges and fees	110	97	309	299
Capital markets fees	72	58	244	162
Card fees	66	57	185	161
Trust and investment services fees	61	53	179	151
Letter of credit and loan fees	39	37	115	102
Foreign exchange and interest rate products	29	27	85	85
Securities gains, net	3	1	9	4
Other income	26	37	57	55
Total noninterest income	514	654	1,541	1,741
NONINTEREST EXPENSE:
Salaries and employee benefits	509	524	1,581	1,586
Equipment and software	157	149	464	424
Outside services	144	139	420	405
Occupancy	77	81	247	247
Other operating expense	124	95	308	317
Total noninterest expense	1,011	988	3,020	2,979
Income before income tax expense	681	375	2,293	727
Income tax expense	151	61	504	126
NET INCOME	$530	$314	$1,789	$601
Net income available to common stockholders	$504	$289	$1,708	$526
Weighted-average common shares outstanding:
Basic	426,086,717	426,846,096	425,996,867	427,058,412
Diluted	427,840,964	427,992,349	427,679,885	428,142,358
Per common share information:
Basic earnings	$1.18	$0.68	$4.01	$1.23
Diluted earnings	1.18	0.68	3.99	1.23

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$530	$314	$1,789	$601
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $(4), $0, $5 and $30, respectively	(11)	—	14	88
Reclassification of net derivative (gains) losses included in net income, net of income taxes of $(8), $(15), $(27) and $(27), respectively	(25)	(42)	(77)	(79)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $(35), $(14), $(132) and $131, respectively	(109)	(44)	(406)	405
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $(1), $0, $(2) and $(1), respectively	(2)	(1)	(7)	(3)
Reclassification of actuarial loss to net income, net of income taxes of $1, $1, $2 and $2, respectively	20	3	28	10
Total other comprehensive income (loss), net of income taxes	(127)	(84)	(448)	421
Total comprehensive income (loss)	$403	$230	$1,341	$1,022

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 53

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2020	2	$1,965	427	$6	$18,908	$6,068	($4,623)	$94	$22,418
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(25)	—	—	(25)
Share-based compensation plans	—	—	—	—	10	—	—	—	10
Employee stock purchase plan	—	—	—	—	4	—	—	—	4
Total comprehensive income (loss):
Net income	—	—	—	—	—	314	—	—	314
Other comprehensive income (loss)	—	—	—	—	—	—	—	(84)	(84)
Total comprehensive income (loss)	—	—	—	—	—	314	—	(84)	230
Balance at September 30, 2020	2	$1,965	427	$6	$18,922	$6,189	($4,623)	$10	$22,469
Balance at July 1, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199
Dividends to common stockholders	—	—	—	—	—	(167)	—	—	(167)
Dividends to preferred stockholders	—	—	—	—	—	(26)	—	—	(26)
Preferred stock redemption	—	—	—	—	—	(3)	—	—	(3)
Share-based compensation plans	—	—	—	—	11	—	—	—	11
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	530	—	—	530
Other comprehensive income (loss)	—	—	—	—	—	—	—	(127)	(127)
Total comprehensive income (loss)	—	—	—	—	—	530	—	(127)	403
Balance at September 30, 2021	2	$2,014	426	$6	$18,981	$7,648	($4,718)	($508)	$23,423
The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 54

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2020	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(504)	—	—	(504)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	—	(75)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(7)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	17	—	—	—	17
Employee stock purchase plan	—	—	—	—	14	—	—	—	14
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income (loss):
Net income	—	—	—	—	—	601	—	—	601
Other comprehensive income (loss)	—	—	—	—	—	—	—	421	421
Total comprehensive income (loss)	—	—	—	—	—	601	—	421	1,022
Balance at September 30, 2020	2	$1,965	427	$6	$18,922	$6,189	($4,623)	$10	$22,469
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(502)	—	—	(502)
Dividends to preferred stockholders	—	—	—	—	—	(81)	—	—	(81)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	(3)	—	—	(250)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	24	—	—	—	24
Employee stock purchase plan	—	—	—	—	17	—	—	—	17
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,789	—	—	1,789
Other comprehensive income (loss)	—	—	—	—	—	—	—	(448)	(448)
Total comprehensive income (loss)	—	—	—	—	—	1,789	—	(448)	1,341
Balance at September 30, 2021	2	$2,014	426	$6	$18,981	$7,648	($4,718)	($508)	$23,423

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 55

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2021	2020
OPERATING ACTIVITIES
Net income	$1,789	$601
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision for credit losses	(386)	1,492
Net change in loans held for sale	623	(655)
Depreciation, amortization and accretion	453	419
Deferred income taxes	214	(251)
Share-based compensation	47	34
Net gain on sales of:
Debt securities	(9)	(4)
Premises and equipment	(1)	—
Net (increase) decrease in other assets	(2,393)	(2,960)
Net increase (decrease) in other liabilities	833	569
Net change due to operating activities	1,170	(755)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(8,669)	(5,547)
Proceeds from maturities and paydowns of debt securities available for sale	6,059	4,583
Proceeds from sales of debt securities available for sale	158	48
Proceeds from maturities and paydowns of debt securities held to maturity	752	629
Net (increase) decrease in interest-bearing deposits in banks	17	(31)
Acquisitions, net of cash acquired	(14)	(3)
Net (increase) decrease in loans and leases	(384)	(5,303)
Capital expenditures, net	(59)	1
Purchase of bank-owned life insurance	(650)	—
Other	(197)	124
Net change due to investing activities	(2,987)	(5,499)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,057	17,608
Net increase (decrease) in short-term borrowed funds	(240)	(43)
Proceeds from issuance of long-term borrowed funds	—	8,323
Repayments of long-term borrowed funds	(1,356)	(13,258)
Treasury stock purchased	(95)	(270)
Net proceeds from issuance of preferred stock	296	395
Redemption of preferred stock	(250)	—
Dividends paid to common stockholders	(502)	(504)
Dividends paid to preferred stockholders	(88)	(73)
Premium paid to exchange subordinated debt	(1)	(80)
Payments of employee tax withholding for share-based compensation	(21)	(14)
Net change due to financing activities	2,800	12,084
Net change in cash and cash equivalents(1)	983	5,830
Cash and cash equivalents at beginning of period(1)	12,733	3,386
Cash and cash equivalents at end of period(1)	$13,716	$9,216
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
Completed Acquisitions
On September 1, 2021, the Company closed on its acquisition of Willamette, a Chicago, Illinois-based business valuation, forensic analysis, and transaction financial advisory services firm. This acquisition resulted in an estimated increase to goodwill of $15 million which was allocated to the Commercial business segment as of September 30, 2021. The Company expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed may subsequently be recorded, although any such adjustments are not expected to be material.
Pending Acquisitions
On May 26, 2021, the Company announced that it had entered into an agreement to acquire 80 East Coast branches and the national online deposit business from HSBC for an approximate 2.0% premium paid on deposits at closing. The branch purchase includes 66 locations in the New York City Metro area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida. As of September 30, 2021, there were approximately $8.4 billion in deposits and $1.9 billion in loans. The transaction is expected to close in the first quarter of 2022, subject to the satisfaction of customary closing terms and conditions and regulatory approvals.
On July 28, 2021, the Company announced that it had entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Investors for a combination of stock and cash. Pursuant to the terms of the agreement, Investors shareholders will receive 0.297 of a share of the Company’s common stock and $1.46 in cash for each share of Investors they own. The acquisition of Investors builds our physical presence in the northeast with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. As of September 30, 2021, Investors had total assets of $27.3 billion, including $21.6 billion of loans, $24.5 billion of liabilities, including $20.4 billion of deposits, and $2.8 billion of stockholders’ equity. The merger is expected to close in early second quarter 2022, subject to approval by the shareholders of Investors, regulatory approvals, and other customary closing conditions.
On September 8, 2021, Citizens entered into a definitive agreement to acquire JMP in an all-cash transaction. Under the agreement, JMP shareholders will receive $7.50 for each common share of JMP they own,
Citizens Financial Group, Inc. | 57

or approximately $149 million in cash. This transaction is targeted to close in mid-fourth quarter 2021, subject to approval by the shareholders of JMP and other customary closing conditions.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$11	$—	$—	$11
State and political subdivisions	2	—	—	2	3	—	—	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	23,838	307	(305)	23,840	21,954	571	(19)	22,506
Other/non-agency	280	11	—	291	396	26	—	422
Total mortgage-backed securities	24,118	318	(305)	24,131	22,350	597	(19)	22,928
Collateralized loan obligations	767	—	—	767	—	—	—	—
Total debt securities available for sale, at fair value	$24,898	$318	($305)	$24,911	$22,364	$597	($19)	$22,942
Federal agencies and U.S. government sponsored entities	$1,705	$73	$—	$1,778	$2,342	$122	$—	$2,464
Total mortgage-backed securities	1,705	73	—	1,778	2,342	122	—	2,464
Asset-backed securities	787	2	—	789	893	—	—	893
Total debt securities held to maturity	$2,492	$75	$—	$2,567	$3,235	$122	$—	$3,357
Equity securities, at cost	$616	$—	$—	$616	$604	$—	$—	$604
Equity securities, at fair value	88	—	—	88	66	—	—	66
Accrued interest receivable on debt securities totaled $53 million and $55 million as of September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	September 30, 2021
	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	32	1,989	21,816	23,838
Other/non-agency	—	—	—	280	280
Collateralized loan obligations	—	—	—	767	767
Total debt securities available for sale	12	32	1,989	22,865	24,898
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,705	1,705
Asset-backed securities	—	—	787	—	787
Total debt securities held to maturity	—	—	787	1,705	2,492
Total amortized cost of debt securities	$12	$32	$2,776	$24,570	$27,390

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	33	2,036	21,770	23,840
Other/non-agency	—	—	—	291	291
Collateralized loan obligations	—	—	—	767	767
Total debt securities available for sale	12	33	2,036	22,830	24,911
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,778	1,778
Asset-backed securities	—	—	789	—	789
Total debt securities held to maturity	—	—	789	1,778	2,567
Total fair value of debt securities	$12	$33	$2,825	$24,608	$27,478

Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $116 million and $121 million for the three months ended September 30, 2021 and 2020, respectively, and $368 million and $398 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents realized gains and losses on securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gains on sale of debt securities	$3	$1	$9	$4
Losses on sale of debt securities	—	—	—	—
Debt securities gains, net	$3	$1	$9	$4
Citizens Financial Group, Inc. | 59

The following table presents the amortized cost and fair value of debt securities pledged:

	September 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$4,547	$4,556	$3,818	$3,937
Pledged against FHLB borrowed funds	227	239	394	423
Pledged against repurchase agreements	1	1	224	231

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of September 30, 2021 or December 31, 2020. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information, see Note 8.
Securitizations of mortgage loans retained in the investment portfolio were $60 million and $223 million for the three and nine months ended September 30, 2021, respectively. There were $34 million securitizations of mortgage loans retained in the investment portfolio for the three and nine months ended September 30, 2020. These securitizations include a substantive guarantee by a third party. In 2021, the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
As of September 30, 2021, the Company concluded that 68% of HTM securities met the zero expected credit loss criteria; therefore, no ACL was recognized. For the remainder, the lifetime expected credit losses were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2021.
The following tables present AFS mortgage-backed debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$682	($21)	$11,969	($284)	$12,651	($305)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$1,991	($19)	$—	$—	$1,991	($19)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the agency MBS, non-agency MBS, and CLOs identified with unrealized losses as of September 30, 2021. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 60

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS.

(in millions)	September 30, 2021	December 31, 2020
Commercial and industrial(1)	$41,854	$44,173
Commercial real estate	14,508	14,652
Leases	1,593	1,968
Total commercial	57,955	60,793
Residential mortgages(2)	21,513	19,539
Home equity	11,889	12,149
Automobile	13,492	12,153
Education	13,000	12,308
Other retail	5,469	6,148
Total retail	65,363	62,297
Total loans and leases	$123,318	$123,090
(1) Includes $1.9 billion and $4.2 billion of PPP loans fully guaranteed by the SBA as of September 30, 2021 and December 31, 2020, respectively.
(2) Includes fully or partially guaranteed FHA, VA and USDA loans of $1.4 billion at September 30, 2021 and $249 million at December 31, 2020, including loans acquired through an exercise of the GNMA early buyout option.

Included in other assets is accrued interest receivable on loans and leases held for investment totaling $464 million and $449 million as of September 30, 2021 and December 31, 2020, respectively.
During the three months ended September 30, 2021 and 2020, the Company purchased $323 million and $801 million of education loans, and $119 million and $101 million of other retail loans, respectively. During the three months ended September 30, 2021, the Company purchased $478 million of residential mortgage loans as compared to none in the same period of 2020. During the nine months ended September 30, 2021 and 2020, the Company purchased $975 million and $1.7 billion of education loans, and $472 million and $628 million of other retail loans, respectively. During the nine months ended September 30, 2021, the Company purchased $478 million of residential mortgage loans as compared to none in the same period of 2020.
During the three months ended September 30, 2021 and 2020, the Company sold $202 million and $94 million of commercial loans, respectively. During the three months ended September 30, 2020, the Company sold $879 million of education loans as compared to none in the same period of 2021. During the nine months ended September 30, 2021 and 2020, the Company sold $765 million and $356 million of commercial loans, respectively. During the nine months ended September 30, 2020, the Company sold $1.5 billion of residential mortgage loans and $879 million of education loans as compared to none in the same period of 2021.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity products, totaled $25.2 billion and $25.5 billion at September 30, 2021 and December 31, 2020, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $38.1 billion and $40.0 billion at September 30, 2021 and December 31, 2020, respectively.
Interest income on direct financing and sales-type leases was $12 million and $17 million for the three months ended September 30, 2021 and 2020, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, this interest income was $37 million and $54 million, respectively.
Citizens Financial Group, Inc. | 61

    The following table presents the composition of LHFS.

	September 30, 2021			December 31, 2020
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$3,104	$73	$3,177	$3,416	$148	$3,564
Other loans held for sale	—	93	93	—	439	439
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Recorded in the ACL is management’s estimate of expected credit losses in the Company’s loan and lease portfolios. See Note 5 in the Company’s 2020 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2020. There were no significant changes to the ACL reserve methodology in the nine months ended September 30, 2021.
The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months ended and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$953	$994	$1,947	$1,233	$1,210	$2,443
Charge-offs	(17)	(70)	(87)	(196)	(243)	(439)
Recoveries	3	40	43	37	122	159
Net charge-offs	(14)	(30)	(44)	(159)	(121)	(280)
Provision charged to income	(72)	24	(48)	(207)	(101)	(308)
Allowance for loan and lease losses, end of period	$867	$988	$1,855	$867	$988	$1,855

Allowance for unfunded lending commitments, beginning of period	$121	$13	$134	$186	$41	$227
Provision for unfunded lending commitments	9	6	15	(56)	(22)	(78)
Allowance for unfunded lending commitments, end of period	$130	$19	$149	$130	$19	$149
Overall, an ending ACL balance of $2.0 billion at September 30, 2021 compared to $2.7 billion at December 31, 2020. The difference in ACL as of September 30, 2021 as compared to December 31, 2020 was due to net charge-offs of $280 million, as detailed below, coupled with a credit provision benefit of $386 million. This reflected strong credit performance across the retail and commercial loan portfolios, and improvement in the macroeconomic outlook.
The decrease in commercial net charge-offs of $126 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 reflects the economic recovery following the COVID-19 pandemic and associated lockdowns. Retail net charge-offs were down $97 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as a result of government stimulus and forbearance programs as well as strong collateral values in residential real estate and automobile.
To determine the ACL as of September 30, 2021, Citizens utilized an economic forecast that generally reflects real GDP growth of approximately 5.8% over 2021. The forecast also projects the unemployment rate to be in the range of 5.3% to 6.3% throughout 2021. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020. We continue to utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve. As the economic recovery following the COVID-19 pandemic has continued, we have assessed risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain, and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. In addition to judgment applied to the commercial portfolio as a whole, Citizens continued to apply management judgment
Citizens Financial Group, Inc. | 62

to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic and associated lockdowns, including CRE retail, CRE office and hospitality and casual dining.

The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the three months and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,235	$1,213	$2,448	$674	$578	$1,252
Cumulative effect of change in accounting principle	—	—	—	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	1,235	1,213	2,448	498	1,207	1,705
Charge-offs	(171)	(86)	(257)	(292)	(319)	(611)
Recoveries	1	37	38	7	101	108
Net charge-offs	(170)	(49)	(219)	(285)	(218)	(503)
Provision charged to income	224	89	313	1,076	264	1,340
Allowance for loan and lease losses, end of period	$1,289	$1,253	$2,542	$1,289	$1,253	$2,542

Allowance for unfunded lending commitments, beginning of period	$69	$10	$79	$44	$—	$44
Cumulative effect of change in accounting principle	—	—	—	(3)	1	(2)
Allowance for unfunded lending commitments, beginning of period, adjusted	69	10	79	41	1	42
Provision for unfunded lending commitments	83	32	115	111	41	152
Allowance for unfunded lending commitments, end of period	$152	$42	$194	$152	$42	$194
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
Citizens Financial Group, Inc. | 63

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of September 30, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass(1)	$6,411	$4,086	$4,723	$3,079	$1,723	$2,480	$16,578	$138	$39,218
Special Mention	4	47	226	148	55	182	451	2	1,115
Substandard	40	110	229	121	91	227	550	18	1,386
Doubtful	26	8	12	21	11	17	37	3	135
Total commercial and industrial	6,481	4,251	5,190	3,369	1,880	2,906	17,616	161	41,854
Commercial real estate
Pass	1,073	2,586	3,835	2,484	863	1,343	962	—	13,146
Special Mention	46	3	148	99	169	151	—	—	616
Substandard	28	97	91	279	150	81	9	—	735
Doubtful	—	9	—	—	—	2	—	—	11
Total commercial real estate	1,147	2,695	4,074	2,862	1,182	1,577	971	—	14,508
Leases
Pass	284	281	191	180	79	504	—	—	1,519
Special Mention	2	16	2	8	5	16	—	—	49
Substandard	1	16	6	—	—	1	—	—	24
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	287	313	199	188	84	522	—	—	1,593
Total commercial
Pass(1)	7,768	6,953	8,749	5,743	2,665	4,327	17,540	138	53,883
Special Mention	52	66	376	255	229	349	451	2	1,780
Substandard	69	223	326	400	241	309	559	18	2,145
Doubtful	26	17	12	21	11	20	37	3	147
Total commercial	$7,915	$7,259	$9,463	$6,419	$3,146	$5,005	$18,587	$161	$57,955
(1) Includes $1.9 billion of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2021 and 2020.
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
(1) Includes $4.2 billion of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2020.
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
Citizens Financial Group, Inc. | 65

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of September 30, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,585	$3,179	$1,403	$395	$784	$2,389	$—	$—	$9,735
740-799	2,607	2,087	853	265	384	1,253	—	—	7,449
680-739	639	613	356	173	185	611	—	—	2,577
620-679	84	117	169	103	112	306	—	—	891
<620	8	56	166	167	165	281	—	—	843
No FICO available(1)	2	5	1	—	—	10	—	—	18
Total residential mortgages	4,925	6,057	2,948	1,103	1,630	4,850	—	—	21,513
Home equity
800+	—	2	6	6	4	154	4,333	294	4,799
740-799	1	1	5	5	8	137	3,405	299	3,861
680-739	—	1	8	13	17	151	1,665	250	2,105
620-679	—	3	13	23	19	123	345	176	702
<620	—	2	16	22	21	96	86	179	422
Total home equity	1	9	48	69	69	661	9,834	1,198	11,889
Automobile
800+	1,287	897	608	286	183	84	—	—	3,345
740-799	1,781	1,177	707	344	195	85	—	—	4,289
680-739	1,436	958	589	277	154	69	—	—	3,483
620-679	680	436	297	156	89	45	—	—	1,703
<620	120	142	168	118	75	45	—	—	668
No FICO available(1)	4	—	—	—	—	—	—	—	4
Total automobile	5,308	3,610	2,369	1,181	696	328	—	—	13,492
Education
800+	1,080	1,865	921	566	519	951	—	—	5,902
740-799	1,245	1,743	730	402	297	550	—	—	4,967
680-739	369	526	246	150	113	278	—	—	1,682
620-679	29	60	41	34	28	105	—	—	297
<620	2	8	11	11	10	46	—	—	88
No FICO available(1)	10	—	—	—	—	54	—	—	64
Total education	2,735	4,202	1,949	1,163	967	1,984	—	—	13,000
Other retail
800+	134	288	154	79	37	35	366	—	1,093
740-799	211	395	216	103	47	29	711	2	1,714
680-739	179	308	151	69	29	14	667	5	1,422
620-679	114	150	51	24	8	5	264	5	621
<620	19	39	19	11	3	3	78	6	178
No FICO available(1)	120	7	—	—	—	—	313	1	441
Total other retail	777	1,187	591	286	124	86	2,399	19	5,469
Total retail
800+	4,086	6,231	3,092	1,332	1,527	3,613	4,699	294	24,874
740-799	5,845	5,403	2,511	1,119	931	2,054	4,116	301	22,280
680-739	2,623	2,406	1,350	682	498	1,123	2,332	255	11,269
620-679	907	766	571	340	256	584	609	181	4,214
<620	149	247	380	329	274	471	164	185	2,199
No FICO available(1)	136	12	1	—	—	64	313	1	527
Total retail	$13,746	$15,065	$7,905	$3,802	$3,486	$7,909	$12,233	$1,217	$65,363
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 66

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,687	$1,885	$638	$1,129	$1,615	$1,755	$—	$—	$9,709
740-799	2,931	1,133	398	527	743	904	—	—	6,636
680-739	784	351	162	172	295	458	—	—	2,222
620-679	97	94	44	56	66	223	—	—	580
<620	12	28	35	58	50	185	—	—	368
No FICO available(1)	1	2	1	5	1	14	—	—	24
Total residential mortgages	6,512	3,493	1,278	1,947	2,770	3,539	—	—	19,539
Home equity
800+	2	8	10	7	5	216	4,319	344	4,911
740-799	2	6	7	6	5	180	3,234	331	3,771
680-739	1	6	10	15	8	179	1,632	284	2,135
620-679	—	10	18	21	14	136	402	195	796
<620	1	17	30	29	18	122	105	214	536
Total home equity	6	47	75	78	50	833	9,692	1,368	12,149
Automobile
800+	1,056	812	424	312	169	62	—	—	2,835
740-799	1,514	1,022	531	344	172	59	—	—	3,642
680-739	1,347	889	461	282	138	47	—	—	3,164
620-679	669	484	259	157	84	32	—	—	1,685
<620	140	242	189	137	79	34	—	—	821
No FICO available(1)	2	—	—	—	—	4	—	—	6
Total automobile	4,728	3,449	1,864	1,232	642	238	—	—	12,153
Education
800+	1,817	1,363	849	781	578	777	—	—	6,165
740-799	1,797	1,009	541	387	251	423	—	—	4,408
680-739	450	294	173	127	90	221	—	—	1,355
620-679	26	35	33	28	25	95	—	—	242
<620	2	5	10	10	8	41	—	—	76
No FICO available(1)	2	—	—	—	—	60	—	—	62
Total education	4,094	2,706	1,606	1,333	952	1,617	—	—	12,308
Other retail
800+	461	380	163	77	15	44	341	—	1,481
740-799	620	460	184	81	19	31	638	2	2,035
680-739	495	302	111	48	10	13	561	5	1,545
620-679	248	104	37	14	3	5	174	7	592
<620	24	30	17	6	1	3	77	8	166
No FICO available(1)	54	1	—	—	—	—	272	2	329
Total other retail	1,902	1,277	512	226	48	96	2,063	24	6,148
Total retail
800+	6,023	4,448	2,084	2,306	2,382	2,854	4,660	344	25,101
740-799	6,864	3,630	1,661	1,345	1,190	1,597	3,872	333	20,492
680-739	3,077	1,842	917	644	541	918	2,193	289	10,421
620-679	1,040	727	391	276	192	491	576	202	3,895
<620	179	322	281	240	156	385	182	222	1,967
No FICO available(1)	59	3	1	5	1	78	272	2	421
Total retail	$17,242	$10,972	$5,335	$4,816	$4,462	$6,323	$11,755	$1,392	$62,297
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 67

Nonaccrual and Past Due Assets
The following table presents nonaccrual loans and leases and loans accruing and 90 days or more past due:

	As of September 30, 2021			As of December 31, 2020
(in millions)	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL	Nonaccrual loans and leases	90+ days past due and accruing	Nonaccrual with no related ACL
Commercial and industrial	$170	$4	$61	$280	$20	$56
Commercial real estate	98	—	1	176	—	2
Leases	1	—	—	2	1	—
Total commercial	269	4	62	458	21	58
Residential mortgages(1)	164	293	142	167	30	96
Home equity	216	—	188	276	—	207
Automobile	55	—	29	72	—	17
Education	23	1	2	18	2	2
Other retail	20	14	2	28	9	—
Total retail	478	308	363	561	41	322
Total loans and leases	$747	$312	$425	$1,019	$62	$380
(1) 90+ days past due and accruing includes $289 million and $21 million of loans fully or partially guaranteed by the FHA, VA, and USDA for September 30, 2021 and December 31, 2020, respectively.

Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
    The following table presents an analysis of the age of both accruing and nonaccrual loan and lease past due amounts:

	September 30, 2021					December 31, 2020
	Days Past Due					Days Past Due
(in millions)	Current-29	30-59	60-89	90+	Total	Current-29	30-59	60-89	90+	Total
Commercial and industrial	$41,783	$25	$3	$43	$41,854	$43,817	$223	$16	$117	$44,173
Commercial real estate	14,402	3	5	98	14,508	14,531	1	85	35	14,652
Leases	1,591	—	1	1	1,593	1,956	9	—	3	1,968
Total commercial	57,776	28	9	142	57,955	60,304	233	101	155	60,793
Residential mortgages(1)	20,861	155	57	440	21,513	19,291	59	21	168	19,539
Home equity	11,654	35	16	184	11,889	11,848	61	28	212	12,149
Automobile	13,318	117	42	15	13,492	11,901	170	65	17	12,153
Education	12,941	33	14	12	13,000	12,255	33	13	7	12,308
Other retail	5,371	39	28	31	5,469	6,047	38	29	34	6,148
Total retail	64,145	379	157	682	65,363	61,342	361	156	438	62,297
Total	$121,921	$407	$166	$824	$123,318	$121,646	$594	$257	$593	$123,090
(1) 90+ days past due includes $289 million and $44 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, the Company had collateral-dependent residential mortgage and home equity loans totaling $543 million and $552 million, respectively. At September 30, 2021 and December 31, 2020, the Company had collateral-dependent commercial loans totaling $42 million and $206 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in process was $150 million and $119 million as of September 30, 2021 and December 31, 2020, respectively.
Citizens Financial Group, Inc. | 68

Troubled Debt Restructurings
The following tables summarize loans modified during the three and nine months ended September 30, 2021 and 2020. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		Three Months Ended September 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	7	$—	$38	$10	$48
Total commercial	7	—	38	10	48
Residential mortgages	101	2	7	7	16
Home equity	69	—	1	3	4
Automobile	224	—	—	1	1
Education	226	—	—	8	8
Other retail	549	3	—	1	4
Total retail	1,169	5	8	20	33
Total	1,176	$5	$46	$30	$81

		Three Months Ended September 30, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	14	$—	$103	$1	$104
Total commercial	14	—	103	1	104
Residential mortgages	107	9	6	4	19
Home equity	179	2	4	6	12
Automobile	1,191	1	—	18	19
Education	140	—	—	3	3
Other retail	484	1	—	—	1
Total retail	2,101	13	10	31	54
Total	2,115	$13	$113	$32	$158

		Nine Months Ended September 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	29	$—	$44	$64	$108
Total commercial	29	—	44	64	108
Residential mortgages	814	14	133	54	201
Home equity	318	3	9	10	22
Automobile	1,272	1	—	14	15
Education	638	—	—	21	21
Other retail	1,764	7	—	2	9
Total retail	4,806	25	142	101	268
Total	4,835	$25	$186	$165	$376
Citizens Financial Group, Inc. | 69

		Nine Months Ended September 30, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	52	$—	$106	$95	$201
Total commercial	52	—	106	95	201
Residential mortgages	348	26	27	11	64
Home equity	568	8	8	21	37
Automobile	2,368	2	—	35	37
Education	373	—	—	9	9
Other retail	2,167	8	—	2	10
Total retail	5,824	44	35	78	157
Total	5,876	$44	$141	$173	$358
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
Modified TDRs resulted in charge-offs of $1 million and $43 million for the three months ended September 30, 2021 and 2020, respectively. Citizens recorded $5 million and $49 million of charge-offs related to TDRs for the nine months ended September 30, 2021 and 2020, respectively.
Unfunded commitments related to TDRs were $51 million and $49 million at September 30, 2021 and December 31, 2020, respectively.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Commercial TDRs	$—	$14	$23	$53
Retail TDRs(1)	37	22	66	47
Total	$37	$36	$89	$100
(1) Includes $34 million and $6 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three months ended September 30, 2021 and 2020, respectively and $37 million and $14 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the nine months ended September 30, 2021 and 2020, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic, and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property, and investment securities. As of September 30, 2021 and December 31, 2020, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary. However, based on the financial strength of the applicant and facts Citizens will grant unsecured loans.
Citizens Financial Group, Inc. | 70

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

	September 30, 2021
(in millions)	Residential Mortgages	Home Equity	Other Retail	Education	Total
High loan-to-value	$179	$18	$—	$—	$197
Interest-only	3,317	—	—	1	3,318
Low introductory rate	—	—	156	—	156
Multiple characteristics and other	2	—	—	—	2
Total	$3,498	$18	$156	$1	$3,673

	December 31, 2020
(in millions)	Residential Mortgages	Home Equity	Other Retail	Total
High loan-to-value	$289	$64	$—	$353
Interest-only	2,801	—	—	2,801
Low introductory rate	—	—	170	170
Total	$3,090	$64	$170	$3,324
NOTE 5 - MORTGAGE BANKING AND OTHER
The Company sells residential mortgages to GSEs and other parties, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company may exercise its option to repurchase eligible government guaranteed residential mortgages or may be obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash proceeds from residential mortgage loans sold with servicing retained	$9,024	$9,504	$28,601	$23,668
Repurchased residential mortgages	114	—	1,283	—
Gain on sales(1)	96	273	321	699
Contractually specified servicing, late and other ancillary fees(1)	63	56	181	169
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSR was $87.4 billion and $81.2 billion at September 30, 2021 and December 31, 2020, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
Citizens Financial Group, Inc. | 71

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Fair value as of beginning of the period	$902	$568	$658	$642
Transfers upon election of fair value method(1)	—	—	—	190
Fair value as of beginning of the period, adjusted	902	568	658	832
Amounts capitalized	109	85	318	238
Changes in unpaid principal balance during the period(2)	(54)	(55)	(159)	(141)
Changes in fair value during the period(3)	21	8	161	(323)
Fair value at end of the period	$978	$606	$978	$606
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

	September 30, 2021			December 31, 2020
	Actual	Decline in fair value due to		Actual	Decline in fair value due to
(dollars in millions)
Fair value	$978	50 bps adverse change	100 bps adverse change	$658	50 bps adverse change	100 bps adverse change
Weighted average life (in years)	6.0			4.2
Weighted average constant prepayment rate(1)	11.3%	$125	$275	17.3%	$122	$202
Weighted average option adjusted spread	582 bps	20	39	595 bps	12	24
(1) Estimated adverse change for the weighted average constant prepayment rate based on an adverse change in market interest rates.
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	September 30, 2021	December 31, 2020
Education	$809	$974
Commercial(1)	67	51
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
Citizens Financial Group, Inc. | 72

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
A summary of these investments is presented below:

(in millions)	September 30, 2021	December 31, 2020
Lending to special purpose entities included in loans and leases	$1,849	$1,295
LIHTC investment included in other assets	1,899	1,687
LIHTC unfunded commitments included in other liabilities	910	875
Investment in asset-backed securities included in HTM securities	789	893
Renewable energy investments included in other assets	441	403
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of September 30, 2021 and December 31, 2020, the lending facilities had aggregate unpaid principal balances of $1.8 billion and $1.3 billion, respectively, and undrawn commitments to extend credit of $2.2 billion and $1.5 billion, respectively.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Tax credits included in income tax expense	$48	$40	$150	$120
Other tax benefits included in income tax expense	11	10	36	30
Total tax benefits included in income tax expense	59	50	186	150
Less: Amortization included in income tax expense	50	42	156	127
Net benefit from affordable housing tax credit investments included in income tax expense	$9	$8	$30	$23
No LIHTC investment impairment losses were recognized in the three and nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $8 million and $243 million as of September 30, 2021 and December 31, 2020, respectively.
Citizens Financial Group, Inc. | 73

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	September 30, 2021	December 31, 2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021(1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022(2)	168	182
3.750% fixed-rate subordinated debt, due July 2024(2)	90	159
4.023% fixed-rate subordinated debt, due October 2024(2)	17	25
4.350% fixed-rate subordinated debt, due August 2025(2)	133	193
4.300% fixed-rate subordinated debt, due December 2025(2)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	497	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031(2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031(2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031(2)	61	—
2.638% fixed-rate subordinated debt, due September 2032	548	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	704	716
0.845% floating-rate senior unsecured notes, due February 2022(3)	300	299
0.932% floating-rate senior unsecured notes, due May 2022(3)	250	250
2.650% senior unsecured notes, due May 2022	505	510
3.700% senior unsecured notes, due March 2023	517	527
1.082% floating-rate senior unsecured notes, due March 2023(3)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	533	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.864% weighted average rate, due through 2041	19	19
Other	26	35
Total long-term borrowed funds	$6,947	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) September 30, 2021 balances reflect the February 2021 completion of $265 million in private exchange offers for five series of outstanding subordinated notes whereby participants received newly issued 3.750%, 4.300%, and 4.350% fixed-rate reset subordinated notes due 2031 which are redeemable by the Company five years prior to their maturity.
(3) Rate disclosed reflects the floating rate as of September 30, 2021.
The Parent Company’s long-term borrowed funds as of September 30, 2021 and December 31, 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $82 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of September 30, 2021 and December 31, 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $8 million and $11 million, respectively, and hedging basis adjustments of $63 million and $112 million, respectively. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.2 billion and $3.2 billion at September 30, 2021 and December 31, 2020, respectively. The Company’s available FHLB borrowing capacity was $15.1 billion and $13.9 billion at September 30, 2021 and December 31, 2020, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2021, the Company’s unused secured borrowing capacity was approximately $63.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 74

The following table presents a summary of maturities for the Company’s long-term borrowed funds at September 30, 2021:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2021	$—	$4	$4
2022	168	1,765	1,933
2023	—	768	768
2024	107	—	107
2025	469	760	1,229
2026 and thereafter	2,353	553	2,906
Total	$3,097	$3,850	$6,947
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	September 30, 2021			December 31, 2020
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$23,450	$18	$2	$22,300	$1	$3
Derivatives not designated as hedging instruments:
Interest rate contracts	142,109	912	167	149,021	1,565	214
Foreign exchange contracts	16,342	249	205	16,789	320	291
Commodities contracts	539	822	822	246	62	61
TBA contracts	9,284	44	9	11,149	8	65
Other contracts	5,604	53	—	8,051	197	—
Total derivatives not designated as hedging instruments		2,080	1,203		2,152	631
Gross derivative fair values		2,098	1,205		2,153	634
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(233)	(233)		(182)	(182)
Less: Cash collateral applied(2)		(96)	(785)		(56)	(324)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,769	$187		$1,915	$128
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
Citizens Financial Group, Inc. | 75

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
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($13)	($16)	($51)	$82	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	13	17	50	(78)	Interest expense - long-term borrowed funds
Interest rate swaps hedging fixed rate loans	—	—	—	17	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	—	—	(17)	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	7	7	39	(114)	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(7)	(7)	(39)	114	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2021		December 31, 2020
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$7,287	$—	$10,869	$—
Carrying amount of hedged liabilities	—	2,259	—	3,307
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	57	63	96	112
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $7.3 billion and $10.9 billion as of September 30, 2021 and December 31, 2020, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets, and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $76 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2021.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:
Citizens Financial Group, Inc. | 76

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	($15)	$—	$19	$118
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	46	68	141	128
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(13)	(11)	(37)	(22)

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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2021	2020	2021	2020
Economic hedge type:
Customer interest rate contracts	($10)	$7	($225)	$1,276	Foreign exchange and interest rate products
Derivatives hedging interest rate risk	17	1	244	(1,245)	Foreign exchange and interest rate products
Customer foreign exchange contracts	(61)	80	(158)	73	Foreign exchange and interest rate products
Derivatives hedging foreign exchange risk	95	(126)	234	(77)	Foreign exchange and interest rate products
Customer commodity contracts	468	26	881	(30)	Foreign exchange and interest rate products
Derivatives hedging commodity price risk	(465)	(25)	(874)	32	Foreign exchange and interest rate products
Residential loan commitments	(13)	36	(184)	190	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	4	6	138	(13)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(20)	2	(149)	335	Mortgage banking fees
Total	$15	$7	($93)	$541

Citizens Financial Group, Inc. | 77

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2020	$54	$448	($408)	$94
Other comprehensive income (loss) before reclassifications	—	(44)	—	(44)
Amounts reclassified to the Consolidated Statements of Operations	(42)	(1)	3	(40)
Net other comprehensive income (loss)	(42)	(45)	3	(84)
Balance at September 30, 2020	$12	$403	($405)	$10
Balance at July 1, 2021	($38)	$78	($421)	($381)
Other comprehensive income (loss) before reclassifications	(11)	(109)	—	(120)
Amounts reclassified to the Consolidated Statements of Operations	(25)	(2)	20	(7)
Net other comprehensive income (loss)	(36)	(111)	20	(127)
Balance at September 30, 2021	($74)	($33)	($401)	($508)
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

	As of and for the Nine Months Ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income (loss) before reclassifications	88	405	—	493
Amounts reclassified to the Consolidated Statements of Operations	(79)	(3)	10	(72)
Net other comprehensive income (loss)	9	402	10	421
Balance at September 30, 2020	$12	$403	($405)	$10
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	14	(406)	—	(392)
Amounts reclassified to the Consolidated Statements of Operations	(77)	(7)	28	(56)
Net other comprehensive income (loss)	(63)	(413)	28	(448)
Balance at September 30, 2021	($74)	($33)	($401)	($508)
Primary location of amounts reclassified to the Consolidated Statements of Operations	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 78

NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2021			December 31, 2020
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		—		$—	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	—	—
Total			2,050,000		$2,014	2,000,000	$1,965
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
On July 6, 2021, the Company redeemed all outstanding shares of the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock.

On June 11, 2021, the Company issued $300 million, or 300,000 shares, of 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series G Preferred Stock”). For further detail regarding the terms and conditions of the Company’s Series G Preferred Stock, see Note 10 to the Company’s Consolidated Financial Statements in the Form 10-Q for the period ended June 30, 2021.

For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 16 to the Company’s Consolidated Financial Statements in the 2020 Form 10-K.
Dividends

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$167	$167	$0.39	$168	$168
Preferred stock
Series A	$—	$—	$3	$10.90	$3	$3
Series B	—	—	9	—	—	9
Series C	15.94	5	5	15.94	4	5
Series D	15.88	5	4	15.88	4	5
Series E	12.50	6	6	12.50	6	6
Series F	14.13	6	6	19.15	8	—
Series G	12.78	4	—	—	—	—
Total preferred stock		$26	$33		$25	$28
Citizens Financial Group, Inc. | 79

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.17	$502	$502	$1.17	$504	$504
Preferred stock
Series A	$20.99	$5	$8	$51.88	$13	$10
Series B	30.00	9	18	30.00	9	18
Series C	47.81	15	15	47.81	14	15
Series D	47.63	14	13	47.63	14	15
Series E	37.50	17	17	37.50	17	15
Series F	42.38	17	17	19.15	8	—
Series G	12.78	4	—	—	—	—
Total preferred stock		$81	$88		$75	$73
Treasury Stock
During the nine months ended September 30, 2021, the Company repurchased $95 million, or 2,244,924 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 18 in the Company’s 2020 Form 10-K.

(in millions)	September 30, 2021	December 31, 2020
Commitments to extend credit	$80,629	$74,160
Letters of credit	1,939	2,239
Risk participation agreements	57	98
Loans sold with recourse	70	54
Marketing rights	26	29
Total	$82,721	$76,580
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
Citizens Financial Group, Inc. | 80

as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. The Company also sells the government guaranteed portion of certain SBA loans to outside investors, for which it retains the servicing rights.
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2021, the remaining terms on these RPAs ranged from less than one year to eight years.
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
Citizens Financial Group, Inc. | 81

Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	September 30, 2021			December 31, 2020
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$3,104	$3,029	$75	$3,416	$3,260	$156
Commercial and industrial, and commercial real estate loans held for sale, at fair value	73	75	(2)	148	153	(5)
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
Citizens Financial Group, Inc. | 82

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$24,131	$—	$24,131	$—
Collateralized loan obligations	767	—	767	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	24,911	11	24,900	—
Loans held for sale, at fair value:
Residential loans held for sale	3,104	—	3,104	—
Commercial loans held for sale	73	—	73	—
Total loans held for sale, at fair value	3,177	—	3,177	—
Mortgage servicing rights	978	—	—	978
Derivative assets:
Interest rate contracts	930	—	930	—
Foreign exchange contracts	249	—	249	—
Commodities contracts	822	—	822	—
TBA contracts	44	—	44	—
Other contracts	53	—	—	53
Total derivative assets	2,098	—	2,045	53
Equity securities, at fair value	88	88	—	—
Total assets	$31,252	$99	$30,122	$1,031
Derivative liabilities:
Interest rate contracts	$169	$—	$169	$—
Foreign exchange contracts	205	—	205	—
Commodities contracts	822	—	822	—
TBA contracts	9	—	9	—
Total derivative liabilities	1,205	—	1,205	—
Total liabilities	$1,205	$—	$1,205	$—
Citizens Financial Group, Inc. | 83

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
Citizens Financial Group, Inc. | 84

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$902	$89	$658	$197
Issuances	109	81	318	323
Settlements(2)	(54)	(104)	(159)	(283)
Changes in fair value during the period recognized in earnings(3)	21	(13)	161	(184)
Ending balance	$978	$53	$978	$53

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts
Beginning balance	$568	$—	$173	$642	$—	$19
Transfers upon election of fair value method(1)	—	—	—	190	—	—
Beginning balance, adjusted	568	—	173	832	—	19
Purchases	—	813	—	—	813	—
Issuances	85	—	283	238	—	688
Settlements(2)	(55)	—	(372)	(141)	—	(792)
Changes in fair value during the period recognized in earnings(3)	8	—	125	(323)	—	294
Ending balance	$606	$813	$209	$606	$813	$209
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

As of September 30, 2021
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	9.96-27.98% CPR (11.3% CPR)
		Option adjusted spread	350-1,318 bps (582 bps)
Other derivative contracts	Internal Model	Pull through rate	10.96-100.00% (83.30%)
		MSR value	(10.00)-145.29 bps (99.79 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 19 in the Company’s 2020 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Collateral-dependent loans	($4)	($21)	($23)	($65)

Citizens Financial Group, Inc. | 85

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2021				December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$585	$—	$585	$—	$758	$—	$758	$—
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,492	$2,567	$—	$—	$1,705	$1,778	$787	$789
Other loans held for sale	93	93	—	—	—	—	93	93
Loans and leases	123,318	123,318	—	—	585	585	122,733	122,733
Other assets	616	616	—	—	593	593	23	23
Financial liabilities:
Deposits	152,221	152,237	—	—	152,221	152,237	—	—
Short-term borrowed funds	8	8	—	—	8	8	—	—
Long-term borrowed funds	6,947	7,260	—	—	6,947	7,260	—	—

	December 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,235	$3,357	$—	$—	$2,342	$2,464	$893	$893
Other loans held for sale	439	439	—	—	—	—	439	439
Loans and leases	123,090	123,678	—	—	758	758	122,332	122,920
Other assets	604	604	—	—	596	596	8	8
Financial liabilities:
Deposits	147,164	147,223	—	—	147,164	147,223	—	—
Short-term borrowed funds	243	243	—	—	243	243	—	—
Long-term borrowed funds	8,346	8,850	—	—	8,346	8,850	—	—
Citizens Financial Group, Inc. | 86

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$82	$27	$—	$109	$71	$25	$—	$96
Card fees	57	8	—	65	49	7	—	56
Capital markets fees	—	69	—	69	—	50	—	50
Trust and investment services fees	61	—	—	61	53	—	—	53
Other banking fees	—	3	—	3	—	3	—	3
Total revenue from contracts with customers	$200	$107	$—	$307	$173	$85	$—	$258
Total revenue from other sources	115	61	31	207	322	59	15	396
Total noninterest income	$315	$168	$31	$514	$495	$144	$15	$654

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$230	$78	$—	$308	$222	$76	$—	$298
Card fees	160	23	—	183	136	24	—	160
Capital markets fees	—	225	—	225	—	163	—	163
Trust and investment services fees	179	—	—	179	151	—	—	151
Other banking fees	—	7	—	7	—	7	—	7
Total revenue from contracts with customers	$569	$333	$—	$902	$509	$270	$—	$779
Total revenue from other sources	380	183	76	639	771	143	48	962
Total noninterest income	$949	$516	$76	$1,541	$1,280	$413	$48	$1,741

The Company recognized trailing commissions of $4 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $12 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively, related to ongoing commissions from previous investment sales.

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Marketing	$32	$24	$82	$75
Other	92	71	226	242
Other operating expense	$124	$95	$308	$317
Citizens Financial Group, Inc. | 87

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income	$530	$314	$1,789	$601
Less: Preferred stock dividends	26	25	81	75
Net income available to common stockholders	$504	$289	$1,708	$526
Denominator:
Weighted-average common shares outstanding - basic	426,086,717	426,846,096	425,996,867	427,058,412
Dilutive common shares: share-based awards	1,754,247	1,146,253	1,683,018	1,083,946
Weighted-average common shares outstanding - diluted	427,840,964	427,992,349	427,679,885	428,142,358
Earnings per common share:
Basic	$1.18	$0.68	$4.01	$1.23
Diluted(1)	1.18	0.68	3.99	1.23
(1) Potential dilutive common shares were excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 10,614 and 1,193,668 for the three months ended September 30, 2021 and 2020, respectively, and 4,238 and 1,249,785 for the nine months ended September 30, 2021 and 2020, respectively.
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

	As of and for the Three Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$919	$428	($202)	$1,145
Noninterest income	315	168	31	514
Total revenue	1,234	596	(171)	1,659
Noninterest expense	749	226	36	1,011
Profit (loss) before provision for credit losses	485	370	(207)	648
Provision for credit losses	35	15	(83)	(33)
Income (loss) before income tax expense (benefit)	450	355	(124)	681
Income tax expense (benefit)	114	81	(44)	151
Net income (loss)	$336	$274	($80)	$530
Total average assets	$75,070	$56,702	$54,336	$186,108

	As of and for the Three Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$845	$421	($129)	$1,137
Noninterest income	495	144	15	654
Total revenue	1,340	565	(114)	1,791
Noninterest expense	742	210	36	988
Profit (loss) before provision for credit losses	598	355	(150)	803
Provision for credit losses	55	161	212	428
Income (loss) before income tax expense (benefit)	543	194	(362)	375
Income tax expense (benefit)	136	41	(116)	61
Net income (loss)	$407	$153	($246)	$314
Total average assets	$73,605	$60,889	$43,181	$177,675
Citizens Financial Group, Inc. | 88

	As of and for the Nine Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,679	$1,268	($561)	$3,386
Noninterest income	949	516	76	1,541
Total revenue	3,628	1,784	(485)	4,927
Noninterest expense	2,250	679	91	3,020
Profit (loss) before provision for credit losses	1,378	1,105	(576)	1,907
Provision for credit losses	139	150	(675)	(386)
Income (loss) before income tax expense (benefit)	1,239	955	99	2,293
Income tax expense (benefit)	315	205	(16)	504
Net income (loss)	$924	$750	$115	$1,789
Total average assets	$75,317	$57,318	$51,756	$184,391

	As of and for the Nine Months Ended September 30, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,452	$1,205	($200)	$3,457
Noninterest income	1,280	413	48	1,741
Total revenue	3,732	1,618	(152)	5,198
Noninterest expense	2,215	644	120	2,979
Profit (loss) before provision for credit losses	1,517	974	(272)	2,219
Provision for credit losses	232	274	986	1,492
Income (loss) before income tax expense (benefit)	1,285	700	(1,258)	727
Income tax expense (benefit)	322	147	(343)	126
Net income (loss)	$963	$553	($915)	$601
Total average assets	$71,227	$61,722	$41,943	$174,892
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

Citizens Financial Group, Inc. | 89

CITIZENS FINANCIAL GROUP, INC.

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is presented in Note 11, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2020 Form 10-K and Form 10-Q for the period ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

2.1 Agreement and Plan of Merger, dated July 28, 2021, by and between Citizens Financial Group, Inc. and Investors Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed July 30, 2021)

3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2021 (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed August 3, 2021)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 90

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 91