Form 10-K
period 2021-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2022-02-23
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant was 19,475,179,748 (based on the June 30, 2021 closing price of Citizens Financial Group, Inc. common shares of $45.87 as reported on the New York Stock Exchange). There were 422,141,584 shares of Registrant’s common stock ($0.01 par value) outstanding on January 28, 2022.
Documents incorporated by reference

Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2022 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2021.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
Acquisitions	Refers to acquisitions including Willamette Management Associates, Inc. and JMP Group LLC
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rates Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens or CFG or the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DE&I	Diversity, Equity and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
Elevated cash	Cash above targeted operating levels
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Program

Citizens Financial Group, Inc. | 2

EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GRI	Global Reporting Initiative
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC branch acquisition	Acquisition of 80 East Coast branches and national online business from HSBC
HTM	Held To Maturity
ICE	Intercontinental Exchange
Investors	Investors Bancorp, Inc. and its subsidiaries
Investors acquisition agreement	Citizens’ agreement and plan of merger, dated July 28, 2021, with Investors Bancorp, Inc.
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL Transition	The Day-1 CECL adoption entry booked on January 1, 2020 to ACL plus 25% of subsequent CECL ACL reserve build through December 31, 2021
Modified CECL Transition	The Day-1 CECL adoption entry booked on January 1, 2020 to retained earnings plus 25% of subsequent CECL ACL reserve build through December 31, 2021

Citizens Financial Group, Inc. | 3

MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PD	Probability of Default
peers or peer regional banks	Comerica, Fifth Third, Huntington, KeyCorp, M&T, PNC, Regions, Truist and U.S. Bancorp
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-weighted Assets
SASB	Sustainability Accounting Standards Board
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
Willamette	Willamette Management Associates, Inc.

Citizens Financial Group, Inc. | 4

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID-19 disruption on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” “guidance” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”
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
•The COVID-19 disruption and its effects on the economic and business environments in which we operate;
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
•An inability to complete the Investors acquisition, or changes in the current anticipated timeframe, terms or manner of such acquisition;
•Greater than expected costs or other difficulties related to the integration of our business and that of Investors and the relevant HSBC branches;
•The inability to retain existing Investors or HSBC clients and employees following the closing of the Investors and HSBC branch acquisitions;

Citizens Financial Group, Inc. | 5

•The occurrence of any event change or other circumstance that could give rise to the right of one or both parties to terminate the agreement to acquire Investors; and
•Management’s ability to identify and manage these and other risks.
    In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 disruption on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. Statements about the Investors and HSBC branch acquisitions also constitute forward-looking statements and are subject to the risk that actual results could be materially different from those expressed in those statements, including if the Investors transaction is not consummated in a timely manner or at all, or if integration of the acquisitions is more costly or difficult than expected.
    More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under Item 1A “Risk Factors”.
PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is headquartered in Providence, Rhode Island. We offer a broad range of retail and commercial banking products and services to more than five million individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through approximately 900 branches in 11 states in the New England, Mid-Atlantic and Midwest regions and 114 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2021, we had total assets of $188.4 billion, total deposits of $154.4 billion and total stockholders’ equity of $23.4 billion.
We are a bank holding company incorporated under Delaware state law in 1984 and whose primary federal regulator is the FRB. CBNA is our banking subsidiary, whose primary federal regulator is the OCC.
Business Segments
We manage our business through two business segments: Consumer Banking and Commercial Banking. For additional information regarding our business segments see the “Business Operating Segments” section of Item 7 and Note 26 in Item 8. Our activities outside these segments are classified as “Other” and include treasury activities, wholesale funding activities, the securities portfolio, community development assets, and other unallocated assets, liabilities, capital, revenues, provision for credit losses and expenses, including income tax expense.
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
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 4,500 branch colleagues, approximately 900 branches, including 248 in-store locations, and approximately 3,000 ATMs. Our network includes approximately 1,340 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.

Citizens Financial Group, Inc. | 6

We believe our strong retail deposit market share in our core regions, which have relatively diverse economies and affluent demographics, is a competitive advantage. As of June 30, 2021, we ranked in the top three by deposit market share in the New England region and ranked in the top five in eight of our ten principal Metropolitan Statistical Areas.(1)
(1) According to SNL Financial.

Citizens Financial Group, Inc. | 7

Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of over $25 million to more than $3.0 billion and strives to be our clients’ trusted advisor and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities.
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
Corporate Finance & Capital Markets serve clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to middle market and mid-corporate clients, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within capital markets to advise our clients. Corporate Finance also provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors, with services meeting the unique and time-sensitive needs of private equity firms, management companies and funds, and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites credit and equity facilities targeting middle market, mid-corporate and private equity sponsors. They focus on offering value-added ideas to optimize their capital structures, including advising on and facilitating mergers and acquisitions, valuations, tender offers, financial restructurings, bond and equity underwriting, asset sales, divestitures and other corporate reorganizations and business combinations. Capital Markets also provides sales and trading across loan, fixed income and equity products, as well as other brokerage services including equity research. Global Markets provides foreign exchange, interest rate and commodities risk management services.
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
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: Our focus is on certain customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers and small businesses. In Commercial Banking, we focus on serving customers in the middle market, mid-corporate, and select industry verticals. By developing

Citizens Financial Group, Inc. | 8

differentiated and targeted value propositions, building our fee-based businesses and developing innovative solutions, we believe we can attract new customers, deepen relationships with existing customers and deliver an enhanced customer experience.
Build excellent capabilities designed to help us stand out from competitors: Across our businesses, we strive to deliver seamless, multi-channel experiences that allow customers to interact with us when, where and how they choose. We are enhancing capabilities in key areas including wealth, point of sale, capital markets, treasury solutions and payments. We are on a multi-year digital transformation journey across our Consumer and Commercial organizations to digitize end-to-end customer experiences and transform our marketing to drive consumer-direct acquisition in order to satisfy rapidly changing customer preferences. We are accelerating the use of advanced data analytics and artificial intelligence for personalization and to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and business customers throughout their lifecycles.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in subsequent years. These programs are designed to transform how we operate and to improve the effectiveness, efficiency, and competitiveness of our franchise. Our multi-year TOP 6 program is complete and we launched a TOP 7 program focused on improving efficiency in 2022.
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
Modernize our technology and operational models to improve delivery, organizational agility and speed to market: We are continuing to modernize and strengthen our technology capabilities and have deployed and scaled an agile operating model consisting of over 250 cross-functional pods to improve our speed-to-market, deliver innovative products and services, strengthen collaboration across teams, and meet financial objectives. We will also continue to actively incubate new innovative ideas and harness external innovation through FinTech partnerships to help deliver differentiated value-added experiences for our customers.
Embed risk management within our culture and operations: Given that the quality of our risk management program directly affects our ability to execute our strategy, we continue to work to further strengthen our risk management culture. Moreover, we are committed to continuously enhancing our processes and talent, and to making improvements in the platform including ongoing investments in risk technology and frameworks. These actions are designed to support and enhance our risk management capabilities and regulatory profile.
Delivering well for stakeholders through the pandemic
The coronavirus pandemic and resulting reactions, such as lockdowns, safety protocols, unprecedented government measures to shore up the economy and drastic changes to daily life have been unique and remarkable. These stresses have required a new level of resilience and adaptability and we have risen to meet these challenges so we can do more for our customers, communities, colleagues, and shareholders. For our customers, communities and colleagues, we continued to provide support, advice and guidance during a time of tremendous need. Our Consumer Banking business has provided vital branch services safely and with minimal disruption and has offered loan forbearance to customers. Our Commercial Banking team has worked with clients on loan modifications and securing additional liquidity, while maintaining top-of-peer satisfaction ratings. For our communities, we are focused on promoting social equity and advancing economic opportunity in underserved communities. For our colleagues, our commitment to their wellness, including physical, financial, and mental wellness, has continued to be a central focus during the COVID-19 disruption.
Our TOP 6 Program is complete despite the pandemic and was expanded with significant new efficiency-focused initiatives, such as the digitization of customer interactions and operations, as well as other initiatives for a post-COVID-19 environment. These digitization efforts include increasing adoption of digital applications, data analytics, artificial intelligence and machine learning, cloud software, Citizens Access® enhancements and more remote services that compound and expand the customer experience and position us well for future top-line growth.

Citizens Financial Group, Inc. | 9

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
In Commercial Banking, there is intense competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies, other non-bank lenders, institutional investors including collateralized loan obligation managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Human Capital Management
We believe that our long-term success depends on our ability to attract, develop, and retain a high-performing workforce. Our ultimate goal is to create an environment where colleagues can thrive and maximize their potential. As of December 31, 2021, Citizens and its subsidiaries had 17,463 full-time equivalent employees, primarily across New England and the Mid-Atlantic. Our Board and the Compensation and Human Resources Committee provide oversight of our human capital strategy and programs, with senior management providing regular updates on human capital matters to facilitate that oversight.
Health and Well-being
We are committed to supporting the health and well-being of our colleagues and their loved ones. We offer a competitive and comprehensive benefits program, which was complemented with several additional elements during 2020 to support colleagues’ physical, financial and mental wellness during the pandemic. Those programs included additional paid time off to address personal circumstances and for COVID-19 quarantine and recovery, mental health and parental resources, and modifications to select compensation programs to take into consideration decreased production at the onset of the crisis. We continuously evaluate our programs and, in 2021, implemented additional mental and emotional health resources as well as emergency back-up child and adult care in order to help alleviate the stress associated with unexpected circumstances. In addition, in early 2022 we paid our branch colleagues a $500 bonus to recognize their continued dedication to serving our customers.
Our commitment to colleague health and well-being has also driven our return to office strategy. While our branch staff have been serving customers in-person throughout the COVID-19 pandemic, we have implemented a gradual return to office strategy for non-branch colleagues which incorporates flexibility for colleagues based on their unique needs. We also continue to implement heightened protocols in our branches and other work locations.

Citizens Financial Group, Inc. | 10

Diversity, Equity and Inclusion
We are committed to building deep partnerships with our customers, colleagues, and communities while fostering a culture where all stakeholders feel respected, valued and heard. Our DE&I strategy is focused on increasing diverse representation in our workforce (particularly in leadership roles), developing a diverse talent pipeline, embedding DE&I capabilities and inclusive behaviors in our culture, and facilitating access to capital. Some key elements of our DE&I strategy include the following:
•Continued execution of various initiatives funded through our $10 million social equity commitment and our $500 million commitment to incremental financing and capital for small businesses, housing, and other developments in predominantly minority communities, as well as pivoting our community efforts to support our social equity goals;
•Introduction of diversity scorecards for senior leaders to increase transparency and accountability, which are reviewed quarterly to track progress, identify any roadblocks, and ensure development plans are fully executed for diverse groups;
•Recent expansion of our diverse hire commitment, through which at least 50% of candidates interviewed for senior roles must be diverse, and the development of strong partnerships with community organizations to help identify qualified diverse candidates;
•Development programs that are specifically curated to build a strong pipeline of diverse emerging talent internally and the recent launch of required inclusion training for all colleagues; and
•Empowerment of our six business resource groups, Citizens WIN (Women’s Impact Network), Citizens Elev8 (Rising Professionals), Prism (Multicultural), Citizens Pride (LGBTQ), Citizens Veterans and Citizens Awake (Disability Awareness). The members of these business resource groups serve as cultural and community ambassadors and play an important role in advancing our business strategy and informing the DE&I agenda.
For more information about our DE&I efforts, including our workforce demographics, please see our website and Corporate Responsibility Report.
Fair and Equitable Compensation
We strive to compensate our colleagues fairly based on market data, experience and performance, and we compare our compensation to other companies in our peer group as well as others in the financial services industry.
Part of our commitment to building and fostering a diverse, inclusive, high-performing culture includes ensuring our compensation and benefits are fair and competitive for all colleagues. We engage an independent third-party expert consulting firm to conduct an annual pay equity analysis to ensure equal pay is received for equal work throughout our organization, accounting for factors that appropriately explain differences in pay such as performance, time in role, and experience. Additional information about this analysis can be found on our website and in our Corporate Responsibility Report.
Colleague Growth and Development
We support a culture of continuous learning, which we believe is crucial for colleagues to build the skills necessary to thrive as part of our organization and to feel a sense of accomplishment and purpose. Our comprehensive development and training programs include technical and skills-based programs as well as resources aligned with our leadership competencies and have been designed to be easily accessible and utilized by colleagues through the use of technology, social networking, and immersive new career experiences. Through our programs we aim to equip colleagues with the skills necessary to not only excel in their current roles, but to build competencies that will enable them to be highly valuable contributors in the future.
Employee Engagement
As part of our continuous efforts to make Citizens a great place to build a career, we use McKinsey & Company’s Organizational Health Index (“OHI”) survey to understand colleagues’ viewpoints about the Company on a wide range of factors. In 2021, we maintained our strong overall OHI score despite the competitive talent market and had our highest response rate to date. We use the results of this survey to refine our focus, address any gaps and strengthen our efforts to improve our organizational effectiveness and colleague experience. The OHI survey includes several questions focused on DE&I and the responses to these questions by various diverse

Citizens Financial Group, Inc. | 11

colleague segments are reviewed in order to understand where action may be necessary to further inclusion efforts.
Environmental, Social and Governance
Investors have begun to consider how corporations are addressing environmental, social and governance matters (“ESG”), commonly known as “ESG matters,” when making investment decisions. Specifically, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment strategy.
We adopted targets to reduce our Scope 1 and 2 green house gas emissions 30 percent by 2025 and 50% by 2035, based on our 2016 baseline. These reductions align with the recommendations of the Paris Agreement, which aims to limit average global temperature increase to well below 2 degrees Celsius compared to pre-industrial levels. As of December 31, 2021, we were invested in approximately $429 million in renewable energy projects. We launched a Green deposits program allowing corporate clients to direct their cash reserves toward companies and projects that are expected to create a positive environmental impact. As of December 31, 2021, there was $107 million on deposit in this program.
We continued our progress on our $10 million social equity commitment and our $500 million commitment to providing access to capital in minority communities. As of December 31, 2021, we contributed $250,000 to social equity organizations and $250,000 to local LISC centers for digital inclusion programs, and partnered with Goalsetter on One Stock, One Future campaign to help bridge the wealth gap affecting communities of color by introducing investments and financial education as critical components to building generational wealth. Additionally, we are on track to provide $1.46 billion in financing to help low-to-moderate income borrowers gain access to capital.
We are creating an exceptional experience through DE&I by launching our internal diversity scorecards to increase transparency and accountability. Additionally, we implemented compulsory inclusion training for all colleagues and initiated a diverse hiring commitment for Senior Leader roles. Our colleagues volunteered over 154,000 hours in 2021.
We aligned our corporate responsibility reporting to GRI and SASB frameworks, refreshed our Board and increased ethnic diversity with our February 2021 appointments, and announced that Kevin Cummings, Investors’ Chairman and Chief Executive Officer, and Michele Siekerka, who currently serve on the Investors board, are expected to join our Board upon the closing of the Investors acquisition.
For more details regarding ESG and other corporate responsibility matters, go to our website for our Corporate Responsibility Report.
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
We are subject to examinations by federal banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. We have periodically received requests for information from regulatory authorities at the federal and state level, including from banking, securities and insurance regulators, state attorneys general, federal agencies or law enforcement authorities, and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see Item 1A “Risk Factors.” For additional information regarding regulatory matters, see Note 25 in Item 8.

Citizens Financial Group, Inc. | 12

Overview
We are a bank holding company under the Bank Holding Company Act. We have elected to be treated as a financial holding company under amendments to the Bank Holding Company Act as effected by GLBA. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization, the OCC and the SEC serve as the primary regulators of CBNA and our broker-dealer and investment advisory subsidiaries, respectively, and directly regulate the activities of those subsidiaries, with the FRB exercising a supervisory role.
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
Tailoring of Prudential Requirements
In October 2019, the FRB and the other federal banking regulators finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 amendments to the Dodd-Frank Act (“Tailoring Rules”). Under the Tailoring Rules, we are subject to “Category IV standards,” which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.
    We discuss other elements of the Tailoring Rules where relevant below. The liquidity requirements are described below under “—Liquidity Requirements,” and the stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements.”
    Bank and Financial Holding Company Regulation
As a financial holding company, we may engage in a broader range of activities than a bank holding company that is not also a financial holding company. These activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in coordination with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. In addition, a financial holding company may commence new permissible financial activities or acquire non-bank financial companies engaged in such activities, in either case, with after-the-fact notice to the FRB.
To maintain our status as a financial holding company, we and CBNA, our depository institution subsidiary, must each remain “well capitalized” and “well managed,” as described below under “Federal Deposit Insurance Act”. If we or CBNA fails to meet these regulatory standards, the FRB could place limitations on our ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of us or our affiliates. If the deficiencies persisted, the FRB could order us to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or we could elect to conform our non-banking activities to those permissible for a bank holding company that is not also a financial holding company. In addition, the CRA requires U.S. banks to help serve the needs of their communities. If CBNA were to receive a CRA rating of less than “satisfactory”, we and CBNA would be prohibited from engaging in certain activities (see “Community Reinvestment Act” below).
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. As noted above, FRB approval is generally not required for us to acquire a company engaged in activities that are financial in nature or incidental to activities that are

Citizens Financial Group, Inc. | 13

financial in nature, as determined by the FRB. Prior regulatory approval is required, however, before we may acquire or control more than 5% of any class of voting shares or substantially all of the assets of a bank holding company (including a financial holding company) or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including the competitive effects of the transaction in the relevant geographic markets; the financial and managerial resources and future prospects of companies involved in the transaction; the effect of the transaction on the financial stability of the U.S. banking or financial system; the companies’ compliance with anti-money laundering laws and regulations; the convenience and needs to the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction.
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
On January 1, 2020, we adopted the CECL accounting standard. In reaction to the COVID-19 pandemic, on September 30, 2020 the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the reversal of the aggregate amount of the capital benefit provided during the initial two-year delay.
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
In March 2020, the FRB finalized rules that replaced the fixed CCB of 2.5% with a dynamic institution-specific SCB, which is imposed on top of each of the three minimum risk-weighted capital ratios listed above. Banking institutions that fail to meet the effective minimum ratios with the SCB taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income”, defined as the greater of four quarter trailing net income, net of distributions and tax effects not reflected in net income, or the average four quarter trailing net income. The SCB framework became effective for us on October 1, 2020, with our SCB of 3.4% for the period October 1, 2020 through September 30, 2021 based on the results of the 2020 Dodd-Frank Act Stress Test.
Effective April 5, 2021, the FRB adopted a final rule to make conforming changes to its Capital Plan Rule and stress capital buffer and capital planning requirements to be consistent with the Tailoring Rules framework. Under the final rule, for Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. In addition, Category IV firms may elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. We did not elect to participate in the 2021 supervisory stress test and on August 5, 2021, the FRB announced that our SCB will remain unchanged at 3.4% from October 1, 2021 through September 30, 2022. For more details, see “—Capital Planning and Stress Testing Requirements” below and the “Capital and Regulatory Matters” section of Item 7.
    We are also subject to the FRB's risk-based capital requirements for market risk. See the “Market Risk” section of Item 7.

Citizens Financial Group, Inc. | 14

    Liquidity Requirements
The Federal banking regulators have adopted the Basel III-based U.S. Liquidity Coverage Ratio rule, which is a quantitative liquidity metric designed to ensure that a covered bank or bank holding company maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. As noted above, under the Tailoring Rules, Category IV firms with less than $50 billion in weighted short-term wholesale funding, including us, are no longer subject to any Liquidity Coverage Ratio requirement.
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. On October 20, 2020, the federal banking regulators issued a final rule to implement the NSFR for large U.S. banking organizations. Under the final rule, Category IV firms with less than $50 billion in weighted short-term wholesale funding, including us, are not subject to the NSFR requirement.
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
Regulations relating to capital planning, regulatory reporting, and stress testing and capital buffer requirements applicable to firms like us are presently subject to rule making and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.
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

Citizens Financial Group, Inc. | 15

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
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The FRB’s regulations applicable to bank holding companies separately define “well capitalized” for bank holding companies to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Bank and Financial Holding Company Regulation”, a financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. As of December 31, 2021, both the Parent Company and CBNA were well-capitalized.
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
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the Deposit Insurance Fund (“DIF”). The FDIA established a minimum reserve ratio of the DIF of 1.15% prior to September 2020 and 1.35% thereafter. As of September 30, 2021, the reserve ratio of the DIF was 1.27%. On September 15, 2020, the FDIC’s Board of Directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years, as required by the FDIA.
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

Citizens Financial Group, Inc. | 16

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

Citizens Financial Group, Inc. | 17

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

Citizens Financial Group, Inc. | 18

In November 2021, the federal regulators issued a final rule mandating financial institutions to report certain significant cybersecurity incidents to regulators. The final rule requires a financial institution to notify its primary banking regulator within 36 hours of certain significant cybersecurity incidents which has or is reasonably likely to disrupt or degrade its (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base; (ii) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions, and support, the failure or discontinuance of which would pose a threat to the financial stability of the United States. Bank service providers are required to notify at least one designated point of contact at affected banking organization customers as soon as possible after any computer-security incident which has or is reasonably likely to materially disrupt or degrade covered services for four or more hours. The final rule is effective April 1, 2022, with a compliance date of May 1, 2022.
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
Community Reinvestment Act
The CRA requires banking regulators to evaluate the Parent Company and CBNA in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA also requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s evaluation of the institution’s record and ratings are made public. These CRA performance evaluations are also considered by regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility, and, in the case of a bank holding company that has elected financial holding company status, a CRA rating of at least “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. CBNA received a rating of “outstanding” in our most recent CRA evaluation.
On December 14, 2021, the OCC adopted a final CRA rule that is based largely on the 1995 CRA rules, as revised, that were issued by the OCC, FRB, and FDIC. This final rule became effective January 1, 2022 and applies to national banks and savings associations. The adoption of this final rule also rescinded the CRA final rule published by the OCC on June 5, 2020 and facilitates the OCC's planned future issuance of updated interagency CRA rules with the FRB and FDIC. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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

Citizens Financial Group, Inc. | 19

Anti-Money Laundering
The Bank Secrecy Act and the USA PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. These laws and their implementing regulations require U.S. financial institutions, like us, including our bank and broker-dealer subsidiaries, to maintain an anti-money laundering program, verify the identity of customers, verify the identity of certain beneficial owners for legal entity customers, monitor for and report suspicious transactions, report on cash transactions exceeding specified thresholds, and respond to requests for information by regulatory authorities and law enforcement agencies. In addition, we are prohibited from entering into specified financial transactions and account relationships and are required to meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Financial services regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.
The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on financial institutions, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on financial institutions. The Anti-Money Laundering Act of 2020 also increases penalties for violations of the Bank Secrecy Act and significantly expands a whistleblower award program both of which could increase the prospect of regulatory enforcement.
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
Regulation of Broker-Dealers
Our subsidiaries, CCMI, JMP Securities, LLC and Citizens Securities, Inc. are registered broker-dealers with the SEC and subject to regulation and examination by the SEC as well as FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.

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
Risks Related to Our Business
The COVID-19 pandemic has adversely affected and may continue to adversely affect us, and created and may exacerbate or create new, significant risks and uncertainties for our business, and the ultimate impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has negatively affected the global and U.S. economies, increased unemployment levels, disrupted supply chains and businesses in many industries, lowered equity market valuations, decreased liquidity in fixed income markets, and created significant volatility and disruption in financial markets. This has resulted, and could continue to result, in higher and more volatile provisions for credit losses, and is also

Citizens Financial Group, Inc. | 21

expected to result in increased charge-offs, particularly as more customers experience credit deterioration and as customers need to draw on their committed credit lines to help finance their businesses and activities. The pandemic’s negative economic impact and its effect on customer needs and behaviors could adversely affect our liquidity and capital profile. Moreover, governmental actions in response to the pandemic are meaningfully influencing the interest-rate environment, which has, and is likely to continue to, reduce our net interest margin. The pandemic may also have adverse effects on our noninterest income, including causing volatility in our capital markets fees, card and service fees, and foreign exchange and interest rate products fees.
In addition, our reliance on work-from-home capabilities and the potential inability to maintain critical staff in our operational facilities present risks associated with our local infrastructure, illness, quarantines and the sustainability of a work-from-home environment, as well as heightened cybersecurity, information security and operational risks. Many of our service providers have been, and may further be, affected by similar factors that increase their risk of business disruptions or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties or other sanctions, or harm to our reputation. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and the actions of governmental authorities in response to those conditions.
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

Citizens Financial Group, Inc. | 22

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
Many of our lending products, securities, derivatives, and other financial transactions utilize a benchmark rate, such as LIBOR, to determine the applicable interest rate or payment amount. In 2017, the Chief Executive of the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. We continue to monitor market developments and regulatory updates, including the announcements from the ICE Benchmark Administration to extend the cessation date for several U.S. Dollar LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition.
The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. The transition to using a new rate could also expose us to risks associated with disputes with customers and other market participants in connection with interpreting and implementing LIBOR fallback provisions. For more information on our LIBOR transition, see the “Market Risk” section in Item 7.
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

Citizens Financial Group, Inc. | 23

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
Our financial performance may be adversely affected by deterioration in borrower credit quality, particularly in the New England, Mid-Atlantic and Midwest regions, where our operations are predominately concentrated.
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

Citizens Financial Group, Inc. | 24

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
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers, as discussed in more detail under the “Risk Governance” and “Market Risk” sections in Item 7. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system. If any of the foregoing were to occur, it may result in an increase in the level of nonaccrual loans and a higher risk exposure for us, which could have a material adverse effect on us.
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

Citizens Financial Group, Inc. | 25

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

Citizens Financial Group, Inc. | 26

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
Information security risks for large financial institutions such as us have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks, particularly given the recent trend towards remote work arrangements. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks as well as in the third-party computer systems and networks used to provide products and services on our behalf. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls based on our adherence to applicable laws and regulations, industry standards and best practices, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, theft, sale or loss or destruction of the confidential, and/or proprietary information of CFG, our customers, our vendors, our counterparties, or our employees. We are under continuous threat of loss or network degradation due to cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, ransomware, and Distributed Denial of Service (“DDoS”) attacks. This is especially true as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful. We have implemented certain technology protections such as Customer Profiling and Set-Up Authentication to be in compliance with the FFIEC Authentication and Access to Financial Institution Services and Systems guidelines.
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

Citizens Financial Group, Inc. | 27

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
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) unaffiliated third parties operate data communications networks on which certain components and services relating to our online banking system rely, (ii) third parties host or maintain many of our applications, including a commercial loan system, which is hosted and maintained by Automated Financial Systems, Inc., and our Mobile Digital Banking Application, which is hosted and maintained by Amazon Web Services, Inc., (iii) Fidelity Information Services, LLC maintains our core deposits system, (iv) Infosys Limited provides us with a wide range of information technology support services, including service desk, end user support, production application support, and private cloud support, and (v) Kyndryl, Inc. provides us with mainframe support services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
We are exposed to reputational risk and the risk of damage to our brands and the brands of our affiliates.
Our success and results depend, in part, on our reputation and the strength of our brands. We are vulnerable to adverse market perception as we operate in an industry where integrity, customer trust and confidence are paramount. We are exposed to the risk that litigation, employee misconduct, operational failures, the outcome of regulatory or other investigations or actions, press speculation and negative publicity, perception of our environmental, social and governance practices and disclosures, among other factors, could damage our

Citizens Financial Group, Inc. | 28

brands or reputation. Our brands and reputation could also be harmed if we sell products or services that do not perform as expected or customers’ expectations for the product are not satisfied.
We may be adversely affected by unpredictable catastrophic events or terrorist attacks and our business continuity and disaster recovery plans may not adequately protect us from serious disaster.
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes and other large-scale catastrophes and terrorist attacks could adversely affect our business, financial condition or results of operations if a catastrophe rendered both our production data center in Rhode Island and our recovery data center in North Carolina unusable. Although we maintain both business continuity and disaster recovery plans, there can be no assurance that these plans and related capabilities will adequately protect us from serious disaster.
Risks Related to Our Industry
Any deterioration in national economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions, such as challenges in the global supply chain and recent inflationary trends, could require us to charge off a higher percentage of loans and increase the provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations.
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

Citizens Financial Group, Inc. | 29

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

Citizens Financial Group, Inc. | 30

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
While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent months, there are other rules to implement changes that have yet to be proposed or enacted by our regulators. The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. For more information on regulations to which we are subject and recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.
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

Citizens Financial Group, Inc. | 31

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
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices and mis-selling of certain products. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we may be involved, see Note 19 in Item 8.
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

Citizens Financial Group, Inc. | 32

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
We are a bank holding company incorporated in the state of Delaware. Anti-takeover provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to take control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market price of our common stock and could reduce the amount that stockholders might get if we are sold.

Citizens Financial Group, Inc. | 33

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Bank Holding Company Act and the Change in Bank Control Act.
Risks Related to our Pending and Recently Completed Acquisitions
Failure to complete our proposed acquisition of Investors could negatively impact our business, financial results, and stock price.
If for any reason the acquisition of Investors is not completed, our ongoing business may be adversely impacted and we will be subject to a number of risks, including: the financial markets may react negatively, resulting in negative impacts on our stock price and other adverse impacts; we may experience negative reactions from our customers, vendors, and employees; we will have incurred substantial expenses and will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed, such as legal, accounting, investment banking, and other professional and administrative fees; and matters relating to the acquisition may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have benefited us.
Our ability to complete the proposed acquisition of Investors is subject to the receipt of approval from various regulatory agencies.
Prior to the transactions contemplated in the Investors acquisition agreement being consummated, the Company and Investors must obtain certain regulatory approvals, including approvals of the Federal Reserve and the OCC. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the Company or its business following the acquisition, or require changes to the terms of the transactions contemplated by the Investors acquisition agreement. There can be no assurance that the regulators will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Investors acquisition agreement, imposing additional material costs on or materially limiting the revenues of the Company following the acquisition or otherwise reduce the anticipated benefits of the acquisition if the acquisition were consummated successfully within the expected timeframe, any of which might have an adverse effect on the Company following the acquisition.
We face risks and uncertainties related to our proposed acquisition of Investors and recently closed HSBC branch acquisition.
Uncertainty about the effect of the proposed acquisition of Investors and recently closed HSBC branch acquisition on personnel and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the acquisitions are consummated and fully integrated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency and integration of the acquisitions, as employees may experience uncertainty about their roles with the Company following the acquisitions. The Investors branches to be acquired by the Company have operated and, until the completion of the acquisition, will continue to operate independently. The ultimate success of the Investors and HSBC branch acquisitions, including anticipated benefits and cost savings, among other things, will depend, in part, on our ability to successfully combine and integrate our and Investors’ businesses and HSBC’s branches in a manner that facilitates growth opportunities and realizes anticipated cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the companies' ongoing business, unexpected integration issues, higher than expected integration costs, and an integration process that takes longer than originally anticipated. Also, if the Company experiences difficulties or delays with the integration process, the anticipated benefits of the acquisitions may not be realized fully, or at all.
The definitive agreement between the Company and Investors may be terminated in accordance with its terms.
The Investors acquisition agreement is subject to a number of conditions which need to be fulfilled in order to consummate the proposed acquisition. These conditions include, among other things, the receipt of all required regulatory approvals, the absence of any order, injunction, or other legal restraint, subject to certain exceptions, the accuracy of representations and warranties under the Investors acquisition agreement, our and Investors’ performance of our and their respective obligations under the Investors acquisition agreement in all material aspects, and each of our and Investors’ receipt of a tax opinion to the effect that the acquisition will be

Citizens Financial Group, Inc. | 34

treated as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The conditions to the closing of the Investors acquisition may not be fulfilled in a timely manner or at all, and accordingly, the acquisition may be delayed or may not be completed. We and Investors may opt to terminate the Investors acquisition agreement under certain circumstances. Among other situations, if the acquisition is not completed by July 28, 2022, either we or Investors may choose not to proceed with the acquisition (provided that such date may be extended to October 28, 2022 by us or Investors if all other condition precedents other than receipt of all requisite regulatory approvals have been satisfied or waived). We and Investors can also mutually decide to terminate the Investors acquisition agreement at any time.
Shareholder litigation could prevent or delay the closing of the proposed acquisition of Investors or otherwise negatively impact our business and operations.
Lawsuits may be filed against us, Investors, or the directors and officers of either company relating to the proposed acquisition. Litigation filed against us, our Board of Directors, or Investors and its Board of Directors could prevent or delay the completion of the acquisition, cause us to incur additional costs, or result in the payment of damages following completion of the acquisition. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the acquisition may adversely affect the combined company's business, financial condition, results of operation, cash flows, and market price.
ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

We lease seven operations centers in Boston, Medford, and Westwood, Massachusetts; Pittsburgh, Pennsylvania; Franklin, Tennessee; Irving, Texas and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2021, our subsidiaries owned and operated a total of 37 facilities and leased an additional 1,123 facilities. We believe our current facilities are adequate to meet our needs. See Note 7 and Note 9 in Item 8 for more information regarding our premises and equipment, and leases, respectively.

ITEM 3. LEGAL PROCEEDINGS

Information required by this item is presented in Note 19 in Item 8 and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of January 28, 2022, our common stock was owned by nine holders of record (including Cede & Co.) and approximately 384,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.
The following graph compares the cumulative total stockholder returns for our performance during the five-year period ended December 31, 2021 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money centers, regional banks and thrifts; and a group of other banks that constitute our peer regional banks (i.e., Comerica, Fifth Third, KeyCorp, M&T, PNC, Regions, Truist, Huntington and U.S. Bancorp). The graph assumes a $100 investment at the closing price on December 31, 2016 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization

Citizens Financial Group, Inc. | 35

weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.
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

	12/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
CFG	$158	$115	$123	$87	$120	$100
S&P 500 Index	233	181	153	116	122	100
KBW BKX Index	165	119	133	98	119	100
Peer Regional Bank Average	$158	$117	$130	$97	$115	$100
Issuer Purchase of Equity Securities

Details of the repurchases of the Company’s common stock during the three months ended December 31, 2021 are included below:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased As Part of Publicly Announced Plans or Programs(1)
October 1, 2021 - October 31, 2021	—	—	—	$655,000,000
November 1, 2021 - November 30, 2021	3,426,728	$47.50	3,426,728	$492,237,598
December 1, 2021 - December 31, 2021	783,984	$47.50	783,984	$455,000,000
(1) On January 20, 2021, the Company announced that its Board of Directors approved an open-ended share repurchase plan for up to $750 million of CFG common stock. This share repurchase plan allowed for share repurchases that may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance and market conditions.

ITEM 6. RESERVED

    Not applicable.

Citizens Financial Group, Inc. | 36

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 37

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $188.4 billion in assets as of December 31, 2021. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a 24/7 customer contact center, the convenience of approximately 3,000 ATMs and approximately 900 branches in 11 states in the New England, Mid-Atlantic, and Midwest regions. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
On May 26, 2021, CBNA entered into an agreement to acquire 80 East Coast branches and the national online deposit business from HSBC. The HSBC branch acquisition provides an attractive entry into important metro markets and supports our national expansion strategy. The acquisition closed on February 18, 2022.
On July 28, 2021 Citizens entered into a definitive agreement and a plan of merger under which we will acquire all of the outstanding shares of Investors for a combination of stock and cash. The acquisition of Investors enhances Citizens’ banking franchise, adding an attractive middle market, small business and consumer customer base while building our physical presence in the northeast with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. The merger is expected to close in early second quarter 2022, subject to regulatory approvals and other customary closing conditions.
For more information regarding these pending acquisitions, see Note 2 in Item 8.
The following MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 8, as well as other information contained in this document.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying,” “excluding PPP loans”, as well as other results excluding the impact of certain items. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results or results excluding the impact of certain items in any given reporting period reflect our on-going financial performance and increase comparability of period-to-period results, and, accordingly, are useful to consider in addition to our GAAP financial results.
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

Citizens Financial Group, Inc. | 38

FINANCIAL PERFORMANCE
Key Highlights
Net income of $2.3 billion increased 119% from 2020, with earnings per diluted common share of $5.16, up 132% from $2.22 per diluted common share for 2020. ROTCE of 15.4% increased from 6.9% in 2020. Improved results primarily reflect the impact of the COVID-19 pandemic and associated lockdowns during 2020, resulting in a significant ACL reserve build during 2020.
In 2021, results reflect $78 million of expenses, net of tax benefit, or $0.18 per diluted common share, from notable items compared to $83 million of expenses, net of tax benefit, or $0.19 per diluted common share, from notable items in 2020.

Table 1: Notable Items
	Year Ended December 31, 2021
(in millions)	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$4,081	$658	$2,319
Less: Notable items
Total integration costs	35	(9)	(26)
Other notable items(1)	70	(18)	(52)
Total notable items	105	(27)	(78)
Underlying results (non-GAAP)	$3,976	$685	$2,397
(1) Other notable items include a pension settlement charge and a compensation-related credit as well as our TOP 6 transformational and revenue and efficiency initiatives.

	Year Ended December 31, 2020
(in millions)	Noninterest expense	Income tax expense	Net Income
Reported results (GAAP)	$3,991	$241	$1,057
Less: Notable items
Total integration costs	10	(2)	(8)
Other notable items(1)	115	(40)	(75)
Total notable items	125	(42)	(83)
Underlying results (non-GAAP)	$3,866	$283	$1,140
1) Other notable items include noninterest expense of $115 million related to our TOP 6 transformational and revenue and efficiency initiatives and an income tax benefit of $11 million related to an operational restructure and legacy tax matters.
•Net income available to common stockholders of $2.2 billion increased $1.3 billion, or 132%, compared to $950 million in 2020.
◦On an Underlying basis, which excludes notable items, 2021 net income available to common stockholders of $2.3 billion compared with $1.0 billion in 2020.
◦On an Underlying basis, earnings per diluted common share of $5.34 compared to $2.41 in 2020.
•Total revenue of $6.6 billion decreased $258 million, or 4%, from 2020, driven by declines of 8% and 2% in noninterest income and net interest income, respectively.
◦Net interest income of $4.5 billion decreased 2% given a lower net interest margin, partially offset by 5% growth in interest-earning assets.
◦Net interest margin of 2.71% decreased 17 basis points from 2.88% in 2020, reflecting the impact of a lower rate environment, lower interest-earning asset yields and elevated cash balances, partly offset by improved funding mix and deposit pricing, and the benefit of accelerated PPP loan forgiveness.
–Net interest margin on a FTE basis of 2.72% decreased 17 basis points, compared to 2.89% in 2020.
–Average loans and leases of $123.6 billion decreased $1.0 billion, or 1%, from $124.5 billion in 2020, driven by a $3.3 billion decrease in commercial reflecting line of credit repayments and net payoffs, partially offset by an increase in PPP loans. The decrease in commercial was partially offset by a $2.3 billion increase in retail given growth in education, residential

Citizens Financial Group, Inc. | 39

mortgage and automobile, partially offset by planned run-off of personal unsecured installment loans and a decrease in home equity.
–Period-end loans increased $5.1 billion, or 4%, from 2020, reflecting 9% growth in retail and a 1% decline in commercial.
–Average deposits of $150.5 billion increased $11.7 billion, or 8%, from $138.7 billion in 2020, reflecting an increase in demand deposits, money market accounts, savings and checking with interest, partially offset by a decrease in term deposits.
–Period-end deposit growth of $7.2 billion, or 5%, from 2020, reflecting elevated liquidity tied to government stimulus associated with the COVID-19 disruption.
◦Noninterest income of $2.1 billion decreased $184 million, or 8%, from 2020, driven by a decline in mortgage banking fees partially offset by improved capital markets fees, trust and investment services fees, letter of credit and loan fees, card fees and service charges and fees.
•Noninterest expense of $4.1 billion was stable compared to 2020.
◦On an Underlying basis, noninterest expense increased 3% from 2020, reflecting higher salaries and employee benefits, outside services and equipment and software, partially offset by a decrease in other operating expense.
•The efficiency ratio of 61.4% compared to 57.8% in 2020, and ROTCE of 15.4% compared to 6.9%.
◦On an Underlying basis, the efficiency ratio of 59.8% compared to 56.0% in 2020 and ROTCE of 16.0% compared to 7.5%.
•Credit provision benefit of $411 million compares with a $1.6 billion credit provision expense in 2020, reflecting strong credit performance across the retail and commercial loan portfolios and improvement in the economy.
•Tangible book value per common share of $34.61 increased 6% from 2020. Diluted average common shares outstanding was stable over the same period.

Citizens Financial Group, Inc. | 40

RESULTS OF OPERATIONS — 2021 compared with 2020

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

Citizens Financial Group, Inc. | 41

Table 2: Major Components of Net Interest Income
Year Ended December 31,
2021	2020	Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$11,762	$16	0.13%	$6,175	$11	0.18%	$5,587	(5)	bps
Taxable investment securities	27,574	487	1.76	25,160	519	2.06	2,414	(30)
Non-taxable investment securities	3	—	2.60	4	—	2.60	(1)	—
Total investment securities	27,577	487	1.76	25,164	519	2.06	2,413	(30)
Commercial and industrial	43,512	1,399	3.17	46,255	1,582	3.36	(2,743)	(19)
Commercial real estate	14,515	380	2.58	14,452	438	2.98	63	(40)
Leases	1,742	49	2.79	2,365	64	2.71	(623)	8
Total commercial	59,769	1,828	3.02	63,072	2,084	3.25	(3,303)	(23)
Residential mortgages	20,636	613	2.97	19,178	618	3.22	1,458	(25)
Home Equity	11,901	370	3.11	12,607	461	3.66	(706)	(55)
Automobile	12,972	506	3.90	12,064	517	4.29	908	(39)
Education	12,666	536	4.23	11,165	560	5.02	1,501	(79)
Other retail	5,607	400	7.15	6,458	479	7.41	(851)	(26)
Total retail	63,782	2,425	3.80	61,472	2,635	4.29	2,310	(49)
Total loans and leases	123,551	4,253	3.42	124,544	4,719	3.76	(993)	(34)
Loans held for sale, at fair value	3,359	82	2.45	2,772	75	2.72	587	(27)
Other loans held for sale	262	13	4.87	620	33	5.22	(358)	(35)
Interest-earning assets	166,511	4,851	2.90	159,275	5,357	3.35	7,236	(45)
Allowance for loan and lease losses	(2,104)	(2,218)	114
Goodwill	7,062	7,049	13
Other noninterest-earning assets	13,637	12,336	1,301
Total assets	$185,106	$176,442	$8,664
Liabilities and Stockholders’ Equity
Checking with interest	$27,365	$24	0.09%	$26,002	$64	0.24%	$1,363	(15)
Money market accounts	49,148	78	0.16	44,732	192	0.43	4,416	(27)
Regular savings	20,276	19	0.10	16,144	50	0.31	4,132	(21)
Term deposits	6,802	39	0.58	14,309	203	1.42	(7,507)	(84)
Total interest-bearing deposits	103,591	160	0.15	101,187	509	0.50	2,404	(35)
Short-term borrowed funds	66	1	1.13	334	2	0.52	(268)	61
Long-term borrowed funds	7,412	178	2.39	10,853	260	2.39	(3,441)	—
Total borrowed funds	7,478	179	2.38	11,187	262	2.33	(3,709)	5
Total interest-bearing liabilities	111,069	339	0.30	112,374	771	0.69	(1,305)	(39)
Demand deposits	46,898	37,553	9,345
Other liabilities	4,105	4,280	(175)
Total liabilities	162,072	154,207	7,865
Stockholders’ equity	23,034	22,235	799
Total liabilities and stockholders’ equity	$185,106	$176,442	$8,664
Interest rate spread	2.60%	2.66%	(6)
Net interest income and net interest margin	$4,512	2.71%	$4,586	2.88%	(17)
Net interest income and net interest margin, FTE(1)	$4,521	2.72%	$4,599	2.89%	(17)
Memo: Total deposits (interest-bearing and demand)	$150,489	$160	0.11%	$138,740	$509	0.37%	$11,749	(26)	bps
(1) Net interest income and net interest margin is presented on FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.

Net interest income of $4.5 billion decreased $74 million, reflecting a 17 basis point decrease in net interest margin given the lower rate and challenging yield curve environment, partially offset by 5% average interest-earning asset growth, improvements in funding mix and deposit pricing and a higher benefit from PPP loan forgiveness.
Net interest margin on a FTE basis of 2.72% decreased 17 basis points compared to 2.89% in 2020, primarily reflecting the impact of lower interest rates and elevated cash balances given strong deposit flows, partially offset by improved funding mix and deposit pricing and the benefit of PPP forgiveness. Average interest-earning asset yields of 2.90% decreased 45 basis points from 3.35% in 2020, while average interest-bearing liability costs of 0.30% decreased 39 basis points from 0.69% in 2020.

Citizens Financial Group, Inc. | 42

Average interest-earning assets of $166.5 billion increased $7.2 billion, or 5%, from 2020, primarily driven by an $8.0 billion increase in total investment securities and interest-bearing cash and due from banks and deposits in banks, and a $2.3 billion increase in average retail loans, partially offset by a $3.3 billion decrease in average commercial loans. Retail loan growth was driven by education, residential mortgage and automobile, partially offset by other retail and home equity. Commercial decreases were driven by commercial and industrial loans and leases.
Average deposits of $150.5 billion increased $11.7 billion from 2020, as a result of elevated liquidity tied to government stimulus associated with the COVID-19 disruption. Growth in demand deposits, money market accounts, savings, and checking with interest, were partially offset by a decrease in term deposits. Total interest-bearing deposit costs of $160 million decreased $349 million, or 69%, from $509 million in 2020, primarily due to the lower rate environment and strong pricing discipline.
Average total borrowed funds of $7.5 billion decreased $3.7 billion from 2020 reflecting the pay down of senior debt and short-term borrowings given strong customer deposit inflows. Total borrowed funds costs of $179 million decreased $83 million from 2020. Total borrowed funds cost of 2.38% increased 5 basis points from 2.33% in 2020.

Table 3: Changes in Net Interest Income Due to Average Volume and Average Rate
	Year Ended December 31,
	2021 Versus 2020
(in millions)	Average Volume(1)	Average Rate(1)	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$10	($5)	$5
Taxable investment securities	50	(82)	(32)
Total investment securities	50	(82)	(32)
Commercial and industrial	(93)	(90)	(183)
Commercial real estate	2	(60)	(58)
Leases	(16)	1	(15)
Total commercial	(107)	(149)	(256)
Residential mortgages	46	(51)	(5)
Home Equity	(26)	(65)	(91)
Automobile	40	(51)	(11)
Education	76	(100)	(24)
Other retail	(64)	(15)	(79)
Total retail	72	(282)	(210)
Total loans and leases	(35)	(431)	(466)
Loans held for sale, at fair value	16	(9)	7
Other loans held for sale	(19)	(1)	(20)
Total interest income	$22	($528)	($506)
Interest Expense
Checking with interest	$3	($43)	($40)
Money market accounts	20	(134)	(114)
Regular savings	12	(43)	(31)
Term deposits	(107)	(57)	(164)
Total interest-bearing deposits	(72)	(277)	(349)
Short-term borrowed funds	(1)	—	(1)
Long-term borrowed funds	(64)	(18)	(82)
Total borrowed funds	(65)	(18)	(83)
Total interest expense	(137)	(295)	(432)
Net interest income	$159	($233)	($74)
(1) Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

Citizens Financial Group, Inc. | 43

Noninterest Income

Table 4: Noninterest Income
	Year Ended December 31,
(in millions)	2021	2020	Change	Percent
Capital markets fees	$428	$250	$178	71%
Service charges and fees	409	403	6	1
Mortgage banking fees	434	915	(481)	(53)
Card fees	250	217	33	15
Trust and investment services fees	239	203	36	18
Letter of credit and loan fees	156	140	16	11
Foreign exchange and interest rate products	120	120	—	—
Securities gains, net	10	4	6	150
Other income(1)	89	67	22	33
Noninterest income	$2,135	$2,319	($184)	(8%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income of $2.1 billion decreased $184 million, or 8%, from 2020, reflecting lower mortgage banking fees partially offset by improved capital markets fees, trust and investment services fees, letter of credit and loan fees, card fees and service charge and fees.

•Capital markets fees increased driven by loan syndication, underwriting, and mergers and acquisitions advisory fees, notably to record levels in the fourth quarter of 2021.
•Trust and investment services fees increased driven by an increase in assets under management from higher equity market levels and strong inflows.
•Letter of credit and loan fees increased reflecting higher commitment fees.
•Card fees and service charges and fees increased largely tied to economic recovery.
•Mortgage banking fees decreased reflecting increased industry capacity and heightened competition resulting in lower gain-on-sale margins.
Noninterest Expense

Table 5: Noninterest Expense
	Year Ended December 31,
(in millions)	2021	2020	Change	Percent
Salaries and employee benefits	$2,132	$2,123	$9	0%
Equipment and software	610	565	45	8
Outside services	595	553	42	8
Occupancy	333	331	2	1
Other operating expense	411	419	(8)	(2)
Noninterest expense	$4,081	$3,991	$90	2%
Noninterest expense of $4.1 billion increased $90 million, or 2%, compared to 2020, reflecting higher equipment and software given continued investment in technology and outside services tied to growth initiatives.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.

Citizens Financial Group, Inc. | 44

The credit provision benefit of $411 million reflects strong credit performance and an improving macroeconomic outlook. Net charge-offs of $325 million decreased $368 million from 2020, driven by decreases in commercial and retail of $261 million and $107 million, respectively. The decrease in commercial reflected the economic recovery following the onset of the COVID-19 pandemic and associated lockdowns, whereas the decrease in retail was due to U.S. Government stimulus programs and strong collateral values in residential real estate and automobile. The combination of the credit provision benefit and net charge-offs resulted in a reduction in our ACL of $736 million in 2021.
Income Tax Expense
Income tax expense of $658 million increased $417 million from $241 million in 2020. The 2021 effective tax rate of 22.1% increased from 18.5% in 2020, driven by the decreased benefit of tax-advantaged investments on higher pre-tax income. An Underlying effective tax rate of 22.2% in 2021 compared to 19.9% in 2020.
Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, which at the segment level is equal to net charge-offs, and other expenses. The residual difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
Non-segment operations includes assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer or Commercial Banking segments as well as treasury and community development. In addition, Other includes goodwill not directly allocated to a business operating segment and any associated goodwill impairment charges. For impairment testing purposes, we allocate all goodwill to our Consumer Banking and Commercial Banking reporting units.
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

Citizens Financial Group, Inc. | 45

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated net income. These differences are reflected in Other non-segment operations. See Note 26 in Item 8 for further information.

Table 6: Selected Financial Data for Business Operating Segments
	As of and for the Year Ended December 31,		As of and for the Year Ended December 31,
	2021	2020	2021	2020
(dollars in millions)	Consumer Banking		Commercial Banking
Net interest income	$3,562	$3,311	$1,706	$1,643
Noninterest income	1,223	1,655	809	595
Total revenue	4,785	4,966	2,515	2,238
Noninterest expense	2,987	2,964	973	860
Profit before provision for credit losses	1,798	2,002	1,542	1,378
Net charge-offs	185	288	156	398
Income before income tax expense	1,613	1,714	1,386	980
Income tax expense	410	429	300	206
Net income	$1,203	$1,285	$1,086	$774
Average Balances:
Total assets	$75,509	$72,022	$57,617	$60,839
Total loans and leases(1)(2)	71,126	68,237	54,734	57,935
Deposits	100,195	91,541	44,747	40,417
Interest-earning assets	72,034	68,535	55,096	58,334
(1) Includes LHFS.
(2) The majority of PPP loans are reflected in Consumer Banking in accordance with how they are managed.

Consumer Banking
Net interest income increased $251 million, or 8%, from 2020, driven by the benefit of a $2.9 billion increase in average loans led by residential mortgages, automobile and education, as well as the impact of the PPP loan program. Additionally, higher deposit volumes were offset by improved funding mix and deposit pricing. Noninterest income decreased $432 million, or 26%, from 2020, driven by a decrease in mortgage banking fees attributable to increased industry capacity and heightened competition resulting in lower gain-on-sale margins, partially offset by higher card fees driven by higher debit and credit card volumes given the economic recovery and trust and investment services fees reflecting an increase in assets under management from higher equity market levels and strong net inflows. Noninterest expense increased $23 million, or 1%, from 2020, reflecting higher outside services tied to growth initiatives. Net charge-offs of $185 million decreased $103 million, or 36%, driven by the impact of U.S. Government stimulus programs and forbearance, as well as strong collateral values in residential real estate and automobile.
Commercial Banking
Net interest income of $1.7 billion increased $63 million, or 4%, from 2020, as the $3.2 billion decrease in average loans was offset by improved funding mix and deposit pricing on higher deposit volumes. Noninterest income of $809 million increased $214 million, or 36%, from $595 million in 2020, driven by a record increase in capital markets fees reflecting higher mergers and acquisitions advisory and loan syndication fees. Noninterest expense of $973 million increased $113 million, from $860 million in 2020, driven by higher salaries and employee benefits reflecting revenue-based compensation. Net charge-offs of $156 million decreased $242 million from 2020, reflecting improving economic conditions following the onset of the COVID-19 pandemic and associated lockdowns.
RESULTS OF OPERATIONS — 2020 compared with 2019
    For a description of our results of operations for 2020, see the “Results of Operations — 2020 compared with 2019” section of Item 7 in our 2020 Form 10-K.

Citizens Financial Group, Inc. | 46

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 7: Amortized Cost and Fair Value of AFS and HTM Securities
	December 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$11	$11	$11	$11
State and political subdivisions	2	2	3	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	24,607	24,442	21,954	22,506
Other/non-agency	397	405	396	422
Total mortgage-backed securities, at fair value	25,004	24,847	22,350	22,928
Collateralized loan obligations, at fair value	1,208	1,207	—	—
Total debt securities available for sale, at fair value	$26,225	$26,067	$22,364	$22,942
Mortgage-backed securities, at cost:
Federal agencies and U.S. government sponsored entities	$1,505	$1,557	$2,342	$2,464
Total mortgage-backed securities, at cost	$1,505	$1,557	$2,342	$2,464
Asset-backed securities, at cost	$737	$732	$893	$893
Total debt securities held to maturity	$2,242	$2,289	$3,235	$3,357
Total debt securities available for sale and held to maturity	$28,467	$28,356	$25,599	$26,299
Equity securities, at fair value	$109	$109	$66	$66
Equity securities, at cost	624	624	604	604
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 92% of the fair value of our debt securities portfolio holdings at December 31, 2021. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes.
The fair value of the AFS debt securities portfolio of $26.1 billion at December 31, 2021 increased $3.1 billion from $22.9 billion at December 31, 2020, including $3.9 billion in portfolio growth, offset by a $736 million reduction in unrealized gains driven by a steepening yield curve. The fair value of the HTM debt securities portfolio decreased $1.1 billion largely reflecting portfolio runoff.
As of December 31, 2021, the portfolio’s average effective duration was 4.3 years compared with 2.7 years as of December 31, 2020, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.

Citizens Financial Group, Inc. | 47

Table 8: Amortized Cost of AFS and HTM Securities by Contractual Maturity
	As of December 31, 2021
	Distribution of Maturities(1)
	1 Year or Less		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
(dollars in millions)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
Amortized cost:
U.S. Treasury and other	$11	0.34%	$—	—%	$—	—%	$—	—%	$11	0.34%
State and political subdivisions	—	—	—	—	—	—	2	2.60	2	2.60
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7	2.91	66	2.08	1,914	2.27	22,620	2.40	24,607	2.39
Other/non-agency	—	—	—	—	—	—	397	2.81	397	2.81
Collateralized loan obligations	—	—	—	—	24	1.46	1,184	1.55	1,208	1.55
Total debt securities available for sale	18	1.33	66	2.08	1,938	2.26	24,203	2.37	26,225	2.36
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	—	—	—	1,505	2.28	1,505	2.28
Asset-backed securities	—	—	—	—	737	2.94	—	—	737	2.94
Total debt securities held to maturity	—	—	—	—	737	2.94	1,505	2.28	2,242	2.49
Total debt securities	$18	1.33%	$66	2.08%	$2,675	2.44%	$25,708	2.36%	$28,467	2.37%
(1) Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.
(2) The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security and considers the contractual coupon, amortization of premiums and accretion of discounts. Yields exclude the impact of related hedging derivatives.

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
	December 31,		Changes from 2021-2020
(in millions)	2021	2020	$	%
Commercial and industrial(1)	$44,500	$44,173	$327	1%
Commercial real estate	14,264	14,652	(388)	(3)
Leases	1,586	1,968	(382)	(19)
Total commercial	60,350	60,793	(443)	(1)
Residential mortgages	22,822	19,539	3,283	17
Home equity	12,015	12,149	(134)	(1)
Automobile	14,549	12,153	2,396	20
Education	12,997	12,308	689	6
Other retail	5,430	6,148	(718)	(12)
Total retail	67,813	62,297	5,516	9
Total loans and leases	$128,163	$123,090	$5,073	4%
(1) Includes PPP loans fully guaranteed by the SBA of $787 million and $4.2 billion at December 31, 2021 and 2020, respectively.
Total loans and leases increased $5.1 billion, or 4%, from $123.1 billion as of December 31, 2020, reflecting a $5.5 billion increase in retail driven by growth in mortgage and automobile, and a $443 million decrease in commercial as underlying growth was more than offset by a $3.4 billion decrease in PPP loans.

Citizens Financial Group, Inc. | 48

Table 10: Fixed and Variable Rate Loans and Leases by Maturity
	December 31, 2021
(in millions)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total Loans and Leases
Fixed rate:
Commercial and industrial	$289	$2,156	$760	$38	$3,243
Commercial real estate	20	189	166	9	384
Leases	128	899	521	—	1,548
Total commercial fixed rate	437	3,244	1,447	47	5,175
Variable rate:
Commercial and industrial	6,483	30,020	4,746	8	41,257
Commercial real estate	3,514	9,690	675	1	13,880
Leases	14	21	3	—	38
Total commercial variable rate(1)	10,011	39,731	5,424	9	55,175
Total commercial	10,448	42,975	6,871	56	60,350
Fixed rate:
Residential mortgages	783	50	1,043	13,070	14,946
Home equity	85	77	276	186	624
Automobile	517	7,105	6,927	—	14,549
Education	247	1,160	7,569	3,067	12,043
Other retail	858	2,471	45	34	3,408
Total retail fixed rate	2,490	10,863	15,860	16,357	45,570
Variable rate:
Residential mortgages	—	6	107	7,763	7,876
Home equity	169	7	940	10,275	11,391
Automobile	—	—	—	—	—
Education	3	155	624	172	954
Other retail	2,017	4	1	—	2,022
Total retail variable rate	2,189	172	1,672	18,210	22,243
Total retail	4,679	11,035	17,532	34,567	67,813
Total loans and leases	$15,127	$54,010	$24,403	$34,623	$128,163
(1) Includes $16.3 billion of floating-rate commercial loans hedged to fixed rate to manage our exposure to the variability in interest cash flows.

Citizens Financial Group, Inc. | 49

Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is created through charges to the provision for credit losses in order to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses,” and Note 6 in Item 8.
The ACL of $1.9 billion as of December 31, 2021 compared with the ACL of $2.7 billion as of December 31, 2020, reflecting a reserve release of $736 million. For further information, see Note 6.

Table 11: Allocation of the ALLL
	December 31,
(dollars in millions)	2021		2020
Commercial and industrial	$555	35%	$821	36%
Commercial real estate	220	11	360	12
Leases	46	1	52	1
Total commercial	821	47	1,233	49
Residential mortgages	144	18	141	16
Home equity	82	9	134	10
Automobile	154	12	200	10
Education	308	10	361	10
Other retail	249	4	374	5
Total retail	937	53	1,210	51
Total loans and leases	$1,758	100%	$2,443	100%

Table 12: ACL and Related Coverage Ratios by Portfolio
	December 31,
	2021			2020
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$44,500	$555	1.25%	$44,173	$821	1.86%
Commercial real estate	14,264	220	1.54	14,652	360	2.46
Leases	1,586	46	2.92	1,968	52	2.67
Total commercial	60,350	821	1.36	60,793	1,233	2.03
Residential mortgages	22,822	144	0.63	19,539	141	0.72
Home equity	12,015	82	0.69	12,149	134	1.10
Automobile	14,549	154	1.05	12,153	200	1.65
Education	12,997	308	2.37	12,308	361	2.93
Other retail	5,430	249	4.59	6,148	374	6.07
Total retail loans	67,813	937	1.38	62,297	1,210	1.94
Total loans and leases	$128,163	$1,758	1.37%	$123,090	$2,443	1.98%
Allowance for Unfunded Lending Commitments
Commercial(1)		$153	1.61%		$186	2.33%
Retail(2)		23	1.42		41	2.01
Total allowance for unfunded lending commitments		176			227
Allowance for credit losses(3)	$128,163	$1,934	1.51%	$123,090	$2,670	2.17%
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
(3) Excluding the impact of PPP loans, the ACL Coverage Ratio would have been 1.52% and 2.24% for December 31, 2021 and December 31, 2020, respectively. For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures” and “—Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 50

Table 13: Nonaccrual Loans and Leases
	December 31,
(dollars in millions)	2021	2020	Change		Percent
Commercial and industrial	$171	$280	($109)		(39%)
Commercial real estate	11	176	(165)		(94)
Leases	1	2	(1)		(50)
Total commercial	183	458	(275)		(60)
Residential mortgages(1)	201	167	34		20
Home equity	220	276	(56)		(20)
Automobile	55	72	(17)		(24)
Education	23	18	5		28
Other retail	20	28	(8)		(29)
Total retail	519	561	(42)		(7)
Nonaccrual loans and leases	$702	$1,019	($317)		(31%)
Nonaccrual loans and leases to total loans and leases	0.55%	0.83%	(28	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	251	240	11%
Allowance for credit losses to nonaccrual loans and leases	276	262	14%
(1) Loans fully or partially guaranteed by the FHA, VA or USDA are classified as accruing.
Nonaccrual loans and leases of $702 million as of December 31, 2021 decreased $317 million from December 31, 2020, reflecting a $42 million decrease in retail and a $275 million decrease in commercial. As of December 31, 2021, total commercial nonaccrual loans and leases were 0.3% of the commercial portfolio and decreased from 0.8% at December 31, 2020. Commercial nonaccrual loans and leases decreased through loan sale activity, repayments and charge-offs.

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	December 31,
	2021			2020
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$124	$43,512	0.28%	$236	$46,255	0.51%
Commercial real estate	22	14,515	0.15	111	14,452	0.77
Leases	18	1,742	1.06	78	2,365	3.32
Total commercial	164	59,769	0.27	425	63,072	0.67
Residential mortgages	(3)	20,636	(0.01)	1	19,178	0.01
Home equity	(42)	11,901	(0.35)	(13)	12,607	(0.11)
Automobile	16	12,972	0.12	63	12,064	0.52
Education	50	12,666	0.39	35	11,165	0.31
Other retail	140	5,607	2.49	182	6,458	2.82
Total retail	161	63,782	0.25	268	61,472	0.44
Total loans and leases	$325	$123,551	0.26%	$693	$124,544	0.56%
NCOs of $325 million decreased $368 million, or 53%, from $693 million in 2020, driven by decreases in commercial and retail of $261 million and $107 million, respectively. For the year ended December 31, 2021, annualized NCOs as a percentage of total average loans and leases of 0.26% decreased 30 basis points compared to 0.56% in 2020.
The decline in retail NCOs is primarily due to U.S. Government stimulus programs and forbearance, as well as strong collateral values in residential real estate and automobile. The decrease in commercial NCOs reflects the economic recovery following the onset of the COVID-19 pandemic and associated lockdowns. We continue to assess risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. We have maintained a variety of measures to identify and monitor areas of potential risk, including direct outreach to commercial clients and close monitoring of retail credit metrics.
    Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent

Citizens Financial Group, Inc. | 51

states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis.
For commercial, we utilize regulatory classification ratings to monitor credit quality. For more information on regulatory classification ratings, see Note 6 in Item 8. The recorded investment in commercial based on regulatory classification ratings is presented below:

Table 15: Commercial Loans and Leases by Regulatory Classification
	December 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$42,254	$809	$1,294	$143	$44,500
Commercial real estate	13,319	406	528	11	14,264
Leases	1,512	49	24	1	1,586
Total commercial	$57,085	$1,264	$1,846	$155	$60,350

	December 31, 2020
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial(1)	$40,878	$1,583	$1,464	$248	$44,173
Commercial real estate	13,356	804	416	76	14,652
Leases	1,922	33	12	1	1,968
Total commercial	$56,156	$2,420	$1,892	$325	$60,793
(1) Includes $787 million and $4.2 billion of PPP loans designated as pass that are fully guaranteed by the SBA as of December 31, 2021 and 2020, respectively.
Total commercial criticized balances of $3.3 billion as of December 31, 2021 decreased $1.4 billion compared with December 31, 2020. Commercial criticized as a percent of total commercial of 5.4% at December 31, 2021 decreased from 7.6% at December 31, 2020.
Commercial and industrial criticized balances of $2.2 billion, or 5.0% of the total commercial and industrial loan portfolio as of December 31, 2021, decreased from $3.3 billion, or 7.5%, as of December 31, 2020. The decrease was primarily driven by repayments and net charge-offs. Commercial and industrial criticized loans represented 69% of total criticized loans as of December 31, 2021 compared to 71% as of December 31, 2020.
Commercial real estate criticized balances of $945 million, or 6.6% of the commercial real estate portfolio as of December 31, 2021, decreased from $1.3 billion, or 8.8%, as of December 31, 2020. The decrease was due to repayments and the migration to Pass for a few borrowers. Commercial real estate accounted for 29% of total criticized loans as of December 31, 2021 compared to 28% as of December 31, 2020.

Citizens Financial Group, Inc. | 52

Table 16: Commercial Loans and Leases by Industry Sector
	December 31, 2021		December 31, 2020
(dollars in millions)	Balance	% of Total Loans	Balance	% of Total Loans
Finance and insurance	$9,301	7%	$6,473	5%
Health, pharma, and social assistance	2,912	2	3,253	3
Accommodation and food services	3,438	3	3,159	3
Professional, scientific, and technical services	2,665	2	2,804	2
Other manufacturing	4,087	3	3,686	3
Technology	4,220	3	3,546	3
Retail trade	2,237	2	2,312	2
Energy and related	2,017	2	2,237	2
Wholesale trade	2,358	2	1,976	2
Arts, entertainment, and recreation	1,189	1	1,383	1
Other services	2,051	2	1,360	1
Administrative and waste management services	1,396	1	1,327	1
Transportation and warehousing	1,147	1	1,169	1
Consumer products manufacturing	1,192	1	1,078	1
Automotive	1,172	1	1,057	1
Educational services	573	—	844	—
Chemicals	896	1	736	—
Real estate and rental and leasing	739	—	734	—
All other(2)	123	—	884	1
Total commercial and industrial	43,713	34	40,018	32
Real estate and rental and leasing	12,773	10	13,167	11
Accommodation and food services	605	—	749	1
Finance and insurance	624	1	498	—
All other(2)	262	—	238	—
Total commercial real estate	14,264	11	14,652	12
Total leases	1,586	1	1,968	2
Total commercial(1)(3)	$59,563	46%	$56,638	46%
(1) During 2021, our industry sectors were re-aligned to better reflect sector management and associated risks. Prior period has been adjusted to conform with the current period presentation.
(2) Deferred fees and costs are reported in All other.
(3) Excludes PPP loans of $787 million and $4.2 billion as of December 31, 2021 and 2020, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO which are generally refreshed on a quarterly basis and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in auto finance and education lending.

Citizens Financial Group, Inc. | 53

Table 17: Retail Loan Portfolio Analysis
	December 31, 2021					December 31, 2020
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual(2)	Current	30-59	60-89	90+	Nonaccrual(2)
Residential mortgages(1)	96.03%	0.45%	0.23%	2.41%	0.88%	98.64%	0.28%	0.08%	0.15%	0.85%
Home equity	97.75	0.32	0.10	—	1.83	97.13	0.44	0.16	—	2.27
Automobile	98.45	0.90	0.27	—	0.38	97.68	1.29	0.44	—	0.59
Education	99.45	0.26	0.10	0.01	0.18	99.48	0.25	0.10	0.02	0.15
Other retail	98.18	0.74	0.42	0.29	0.37	98.32	0.63	0.46	0.13	0.46
Total retail	97.69%	0.51%	0.20%	0.83%	0.77%	98.29%	0.54%	0.21%	0.06%	0.90%
(1) 90+ days past due and accruing includes $544 million and $21 million of loans fully or partially guaranteed by the FHA, VA, and USDA at December 31, 2021 and 2020, respectively.
(2) Beginning in 2021, nonaccrual loans and leases are no longer aged relative to their delinquency status. Prior period has been adjusted to conform with the current period presentation.
For more information on the aging of accruing and nonaccrual retail loans, see Note 6 in Item 8.

Table 18: Retail Asset Quality Metrics
	December 31, 2021	December 31, 2020
Average refreshed FICO for total portfolio	768	771
CLTV ratio for secured real estate(1)	56%	60%
Nonaccrual retail loans as a percentage of total retail	0.77%	0.90%
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
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provide that COVID-19-related modifications to retail and commercial loans that met certain eligibility criteria are exempt from classification as a TDR. We generally do not consider payment deferrals and forbearance plans established due to the COVID-19 pandemic and under the CARES Act to be TDRs. Relief provisions granted under the CARES Act, including the TDR classification exemption for certain eligible loans, expired on December 31, 2021, and therefore any subsequent COVID-19-related loan modifications will likely be classified as TDRs.
TDRs generally return to accrual status once repayment capacity and appropriate payment history can be established. TDRs are individually evaluated for impairment and loans, once classified as TDRs, remain classified as TDRs until paid off, sold or refinanced at market terms. For additional information regarding TDRs, see Note 6 in Item 8.

Citizens Financial Group, Inc. | 54

Table 19: Accruing and Nonaccrual Troubled Debt Restructurings
	December 31, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$196	—%	—%	$74	$270
Commercial real estate	1	—	—	9	10
Total commercial	197	—	—	83	280
Residential mortgages(1)	295	2.9	12.0	42	337
Home equity	183	0.6	—	74	257
Automobile	8	0.2	—	22	30
Education	112	0.5	0.1	11	123
Other retail	20	0.2	—	2	22
Total retail	618	4.5	12.1	151	769
Total	$815	4.5%	12.1%	$234	$1,049

	December 31, 2020
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$134	0.1%	—%	$97	$231
Commercial real estate	26	—	—	—	26
Total commercial	160	0.1	—	97	257
Residential mortgages(1)	172	2.1	2.0	43	215
Home equity loans	221	1.0	—	83	304
Automobile	13	0.4	—	33	46
Education	116	0.5	0.3	10	126
Other retail	25	0.2	—	2	27
Total retail	547	4.2	2.3	171	718
Total	$707	4.3%	2.3%	$268	$975
(1) Includes $98 million and $14 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at December 31, 2021 and 2020, respectively.
Deposits

Table 20: Composition of Deposits
	December 31,
(in millions)	2021	2020	Change	Percent
Demand	$49,443	$43,831	$5,612	13%
Money market accounts	47,216	48,569	(1,353)	(3)
Checking with interest	30,409	27,204	3,205	12
Regular savings	22,030	18,044	3,986	22
Term deposits	5,263	9,516	(4,253)	(45)
Total deposits	$154,361	$147,164	$7,197	5%

Total deposits as of December 31, 2021, increased $7.2 billion, or 5%, driven by growth in demand, checking with interest and savings, partially offset by a decrease in money market accounts and terms deposits. Citizens Access®, our national digital platform, attracted $4.4 billion of deposits through December 31, 2021, down from $5.9 billion as of December 31, 2020.
Total estimated uninsured deposits, including demand, checking with interest, savings, money market accounts and term deposits, are $77.9 billion and $73.4 billion as of December 31, 2021 and 2020, respectively.

Citizens Financial Group, Inc. | 55

Table 21: Term Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(in millions)	December 31, 2021
Three months or less	$1,054
After three months through six months	57
After six months through twelve months	49
After twelve months	32
Total term deposits(1)	$1,192
(1) Includes term deposits per account in excess of $250,000.
Borrowed Funds

Table 22: Summary of Short-Term Borrowed Funds
	December 31,
(in millions)	2021	2020	Change	Percent
Securities sold under agreements to repurchase	$1	$231	($230)	(100%)
Other short-term borrowed funds	73	12	61	NM
Total short-term borrowed funds	$74	$243	($169)	(70%)
Our advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.3 billion and $3.2 billion at December 31, 2021 and 2020, respectively. Our remaining available FHLB borrowing capacity was $15.9 billion and $13.9 billion at December 31, 2021 and 2020, respectively. We can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2021, our unused secured borrowing capacity was approximately $63.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 56

Table 23: Summary of Long-Term Borrowed Funds
	December 31,
(in millions)	2021	2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021(1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022(2)(3)	168	182
3.750% fixed-rate subordinated debt, due July 2024(2)(3)	90	159
4.023% fixed-rate subordinated debt, due October 2024(2)(3)	17	25
4.350% fixed-rate subordinated debt, due August 2025(2)(3)	133	193
4.300% fixed-rate subordinated debt, due December 2025(2)(3)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	498	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031(2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031(2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031(2)	60	—
2.638% fixed-rate subordinated debt, due September 2032(3)	550	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	700	716
0.845% floating-rate senior unsecured notes, due February 2022(4)	300	299
0.932% floating-rate senior unsecured notes, due May 2022(4)	250	250
2.650% senior unsecured notes, due May 2022	503	510
3.700% senior unsecured notes, due March 2023	512	527
1.170% floating-rate senior unsecured notes, due March 2023(4)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	524	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.852% weighted average rate, due through 2041	19	19
Other	29	35
Total long-term borrowed funds	$6,932	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) December 31, 2021 balances reflect the February 2021 completion of $265 million in private exchange offers for five series of outstanding subordinated notes whereby participants received newly issued 3.750%, 4.300%, and 4.350% fixed-rate reset subordinated notes due 2031 which are redeemable by the Company five years prior to their maturity. See “Capital and Regulatory Matters-Regulatory Capital Ratios and Capital Composition” for additional information.
(3) December 31, 2020 balances reflect the September 2020 completion of (i) $621 million in private exchange offers for five series of outstanding subordinated notes whereby participants received a combination of the Company’s newly issued 2.638% fixed-rate subordinated notes due 2032 and an additional cash payment and (ii) $11 million in related cash tender offers whereby validly tendered and accepted subordinated notes were purchased by Citizens and subsequently cancelled.
(4) Rate disclosed reflects the floating rate as of December 31, 2021, or final floating rate as applicable.

Long-term borrowed funds of $6.9 billion as of December 31, 2021 decreased $1.4 billion from December 31, 2020, as strong deposit flows allowed for significantly lower levels of borrowings.
The Parent Company’s long-term borrowed funds as of December 31, 2021 and 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $80 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2021 and 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $7 million and $11 million, respectively, and hedging basis adjustments of $42 million and $112 million, respectively. See Note 14 in Item 8 for further information about our hedging of certain long-term borrowed funds.

Citizens Financial Group, Inc. | 57

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
Tailoring of Prudential Requirements
Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. Annually, the FRB requires us to submit a capital plan approved by our board of directors or one of its committees. On April 2, 2021, we submitted our 2021 Capital Plan to the FRB under the FRB’s 2021 CCAR process. For more information, see the “Tailoring of Prudential Requirements” section in Item 1.
Under the FRB’s Capital Plan Rule, a firm must update and resubmit its capital plan prior to the next annual submission date under certain circumstances, which includes a material change in the firm’s risk profile, financial condition or corporate structure since its last capital plan submission. On July 28, 2021, we announced an agreement to acquire Investors, requiring us to resubmit our capital plan to the FRB. We submitted our updated capital plan on September 15, 2021.
Under the stress capital buffer (“SCB”) framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments.
Effective April 5, 2021, the FRB adopted a final rule to make conforming changes to its Capital Plan Rule and stress capital buffer and capital planning requirements to be consistent with the Tailoring Rules framework. Under the final rule, for Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. In addition, Category IV firms may elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. We did not elect to participate in the 2021 supervisory stress test and on August 5, 2021, the FRB announced that our SCB will remain unchanged at 3.4% from October 1, 2021 through September 30, 2022.

    In light of the heightened uncertainty related to the COVID-19 pandemic and associated lockdowns, the FRB took certain actions to preserve capital at banks beginning in the third quarter of 2020 through the second quarter of 2021. Beginning July 1, 2021, the FRB lifted all temporary restrictions on capital distributions and authorized firms, like us, that are on a two-year cycle and not subject to supervisory stress testing in 2021 to make capital distributions that are consistent with the regulatory capital rules, including normal restrictions under the FRB stress capital buffer framework. In addition, we temporarily suspended share repurchases in connection with entering into the agreement to acquire Investors. We resumed share repurchases after the Investors shareholder vote on November 19, 2021. In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock, of which $455 million is available as of December 31, 2021. All future capital distributions are subject to consideration and approval by our board of directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations.
Regulations relating to capital planning, regulatory reporting, stress testing and capital buffer requirements applicable to firms like us are presently subject to rule-making and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other prudential regulatory changes, including their potential resultant changes in our regulatory and compliance costs and expenses.
For more information, see the “Regulation and Supervision” section in Item 1.

Citizens Financial Group, Inc. | 58

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
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and investments in the capital of unconsolidated financial institutions is 25%. As of December 31, 2021, we did not meet the threshold for these additional capital deductions. MSRs or certain deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending January 1, 2022, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay. As of December 31, 2021, the aggregate capital benefit provided during the initial two-year delay was $384 million.

Table 24: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
			Required Minimum plus Required Buffer for Non-Leverage Ratios(1)(2)
(in millions, except ratio data)	Amount	Ratio
December 31, 2021
CET1 capital	$15,656	9.9%	7.9%
Tier 1 capital	17,670	11.1	9.4
Total capital	20,244	12.7	11.4
Tier 1 leverage	17,670	9.7	4.0
Risk-weighted assets	158,831
Quarterly adjusted average assets	181,800
December 31, 2020
CET1 capital	$14,607	10.0%	7.9%
Tier 1 capital	16,572	11.3	9.4
Total capital	19,602	13.4	11.4
Tier 1 leverage	16,572	9.4	4.0
Risk-weighted assets	146,781
Quarterly adjusted average assets	175,370
(1) Required “Minimum Capital ratio” for 2021 and 2020 are: Common equity tier 1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%.
(2) “Minimum Capital ratios” include a stress capital buffer of 3.4%; N/A to Tier 1 leverage.
At December 31, 2021, our CET1 capital, tier 1 capital and total capital ratios were 9.9%, 11.1% and 12.7%, respectively, as compared with 10.0%, 11.3% and 13.4%, respectively, as of December 31, 2020. The CET1 capital ratio decreased as $12.1 billion of risk-weighted asset (“RWA”) growth, and the impact of dividends and common share repurchases as described in “—Capital Transactions” below, a decrease in the modified CECL transitional amount and increases in goodwill and intangibles as a result of acquisitions were mostly offset by net income for the year ended December 31, 2021. The tier 1 capital ratio decreased due to the changes in CET1 capital described above and the redemption of Series A Preferred Stock offset by the issuance of Series G Preferred Stock described in “—Capital Transactions” below. The total capital ratio decreased due to the changes in CET1 and tier 1 capital described above combined with the net change in AACL and a decrease in qualifying subordinated debt resulting from haircut provisions partially offset by the subordinated debt exchange offer in the first quarter of 2021, as described in “—Capital Transactions” below. At December 31, 2021, our CET1 capital, tier 1 capital and total capital ratios were approximately 200 basis points, 170 basis points and 130 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Regulatory Capital Ratios and Capital Composition
CET1 capital under U.S. Basel III Standardized rules totaled $15.7 billion at December 31, 2021, an increase from $14.6 billion at December 31, 2020, driven by net income for the year ended December 31, 2021

Citizens Financial Group, Inc. | 59

offset by dividends, common share repurchases, a decrease in the modified CECL transitional amount and increases in goodwill and intangibles as a result of acquisitions. Tier 1 capital at December 31, 2021 totaled $17.7 billion, reflecting a $1.1 billion increase from $16.6 billion at December 31, 2020, driven by the changes in CET1 capital and the issuance of Series G Preferred Stock, partially offset by the redemption of Series A Preferred Stock. Total capital of $20.2 billion at December 31, 2021 increased $642 million from December 31, 2020, driven by the changes in CET1 and tier 1 capital, partially offset by the net change in AACL and a decrease in qualifying subordinated debt.
RWA totaled $158.8 billion at December 31, 2021, based on U.S. Basel III Standardized rules, up $12.1 billion from December 31, 2020. This increase was driven by higher commercial loans, automobile loans, commercial commitments, bank-owned life insurance, residential mortgages, agency securities, MSRs, education loans and other retail commitments. These RWA increases were partially offset by lower derivative valuations and other retail loans.
As of December 31, 2021, the tier 1 leverage ratio was 9.7%, up from 9.4% at December 31, 2020 driven by higher tier one capital, partially offset by the $6.4 billion increase in quarterly adjusted average assets.

Table 25: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	December 31, 2021	December 31, 2020
Total common stockholders’ equity	$21,406	$20,708
Exclusions:
Modified CECL transitional amount	384	568
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	156	(380)
Derivatives	160	11
Unamortized net periodic benefit costs	349	429
Deductions:
Goodwill	(7,116)	(7,050)
Deferred tax liability associated with goodwill	383	379
Other intangible assets	(66)	(58)
Total common equity tier 1	15,656	14,607
Qualifying preferred stock	2,014	1,965
Total tier 1 capital	17,670	16,572
Qualifying subordinated debt(1)	1,138	1,204
Allowance for credit losses	1,934	2,670
Exclusions from tier 2 capital:
Modified AACL transitional amount	(498)	(682)
Excess allowance for credit losses(2)	—	(162)
Adjusted allowance for credit losses	$1,436	$1,826
Total capital	$20,244	$19,602
(1) As of December 31, 2021 and 2020, the amount of non-qualifying subordinated debt excluded from regulatory capital was $420 million and $348 million, respectively.
(2) Excess allowance represents the amount excluded from tier 2 capital that is in excess of 1.25% of risk weighted assets, excluding market risk.
On February 11, 2021, we completed $265 million in private exchange offers for five series of outstanding subordinated notes. Exchange offer participants received newly-issued fixed-rate reset subordinated notes due 2031 which are redeemable by us five years prior to their maturity. These subordinated debt exchange offers will benefit our tier 2 and total capital going forward by increasing the amount of subordinated debt eligible for inclusion in tier 2 capital without increasing the aggregate principal amount of subordinated debt outstanding. See Note 13 for more details on our outstanding subordinated debt.
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

Citizens Financial Group, Inc. | 60

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
Capital Transactions
We completed the following capital actions during 2021:
•Repurchased $95 million of our outstanding common stock in the first quarter and $200 million of our outstanding common stock in the fourth quarter;
•Redeemed all outstanding shares of 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock in the third quarter;
•Issued 300,000 shares of 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million in the second quarter;
•Completed $265 million of subordinated debt private exchange offers in the first quarter;
•Declared and paid quarterly common stock dividends of $0.39 per share for the first, second, third and fourth quarters of 2021, aggregating to $670 million;
•Declared a quarterly dividend of $10.49 per share in the first quarter of 2021 and $10.50 per share in the second quarter of 2021 on the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock, aggregating to $5 million;
•Declared semi-annual dividends of $30.00 per share in the second and fourth quarters of 2021 on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $18 million;
•Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $19 million;
•Declared quarterly dividends of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $18 million;
•Declared quarterly dividends of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $23 million;
•Declared quarterly dividends of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $23 million; and
•Declared quarterly dividends of $12.78 per share in the third quarter of 2021 and $10.00 per share in the fourth quarter of 2021 on the 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, aggregating to $7 million.
Banking Subsidiary’s Capital

Table 26: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2021		December 31, 2020
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$17,039	10.7%	$16,032	10.9%
Tier 1 capital	17,039	10.7	16,032	10.9
Total capital	19,600	12.4	18,980	13.0
Tier 1 leverage	17,039	9.4	16,032	9.2
Risk-weighted assets	158,550		146,558
Quarterly adjusted average assets	181,268		174,954
CBNA’s CET1 and tier 1 capital totaled $17.0 billion at December 31, 2021, up $1.0 billion from $16.0 billion at December 31, 2020. The increase was primarily driven by net income for the year ended December 31,

Citizens Financial Group, Inc. | 61

2021, partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transitional amount. Total capital was $19.6 billion at December 31, 2021, an increase of $620 million from $19.0 billion at December 31, 2020, driven by the change in CET1 capital, partially offset by the net change in AACL.
CBNA’s RWA totaled $158.6 billion at December 31, 2021, up $12.0 billion from December 31, 2020. This increase was driven by higher commercial loans, automobile loans, commercial commitments, bank-owned life insurance, residential mortgages, agency securities, MSRs, education loans and other retail commitments. These RWA increases were partially offset by lower derivative valuations and other retail loans.
As of December 31, 2021, the CBNA tier 1 leverage ratio increased to 9.4% from 9.2% at December 31, 2020, driven by higher tier one capital, partially offset by the $6.3 billion increase in quarterly adjusted average assets.
LIQUIDITY
Liquidity is defined as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution must maintain operating liquidity to meet its expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
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
During the year ended December 31, 2021, the Parent Company completed the following transactions:
•Redeemed all outstanding shares of 5.50% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock;
•Issued 300,000 shares of 4.00% fixed-rate reset non-cumulative perpetual Series G Preferred Stock at an aggregate offering price of $300 million; and
•Redeemed $350 million of 2.375% fixed-rate senior unsecured debt due July 2021.
    For further information on outstanding debt and preferred stock, see Note 13 and Note 17 in Item 8.
During the years ended December 31, 2021 and 2020, the Parent Company declared dividends on common stock of $670 million and $672 million, respectively, and declared dividends on preferred stock of $113 million and $107 million, respectively. In addition, the Parent Company repurchased $295 million and $270 million of its outstanding common stock, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.3 billion as of December 31, 2021 compared with $2.7 billion as of December 31, 2020. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At December 31, 2021, the Parent Company’s double-leverage ratio was 98.5%.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business, the liquidity of CBNA is

Citizens Financial Group, Inc. | 62

managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 13 in Item 8.
On January 14, 2022, CBNA redeemed $1.0 billion of senior notes due February 2022.
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
December 31, 2021
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not Rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on

Citizens Financial Group, Inc. | 63

unsecured wholesale funding. At December 31, 2021, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, the OCC, and the FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see the “Regulation and Supervision — Tailoring of Prudential Requirements” and “—Liquidity Requirements” sections in Item 1.
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
Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish this goal by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2021:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated year-end loans-to-deposits ratio, excluding LHFS, of 83.0%;
•Our cash position, which is defined as our cash balances at the FRB, totaled $7.9 billion;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $70.9 billion;
•Contingent liquidity was $45.1 billion, consisting of unencumbered high-quality liquid securities of $21.3 billion, unused FHLB capacity of $15.9 billion, and our cash balances at the FRB of $7.9 billion. Asset liquidity, a component of contingent liquidity, was $29.2 billion, consisting of our cash balances at the FRB of $7.9 billion and unencumbered high-quality liquid securities of $21.3 billion;
•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured by non-mortgage commercial and retail loans and totaled $25.8 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2021, 2020 and 2019, see the Consolidated Statements of Cash Flows in Item 8.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, including cash balances at the FRB, free and liquid securities, and secured FHLB borrowing capacity;
•Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements; and
•Current and prospective exposures, including secured and unsecured wholesale funding, and spot and cumulative cash-flow gaps across a variety of horizons.
Further, certain of these metrics are monitored individually for CBNA and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity, and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.

Citizens Financial Group, Inc. | 64

Contractual Obligations
In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including customer deposit maturities and withdrawals, debt service, lease obligations and other cash commitments. For more information regarding these obligations, see Notes 9, 12 and 13 in Item 8.
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 19 in Item 8.
CRITICAL ACCOUNTING ESTIMATES
Our audited Consolidated Financial Statements, included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
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
Allowance for Credit Losses
The ACL decreased from $2.7 billion at December 31, 2020 to $1.9 billion at December 31, 2021, reflecting a reserve release of $736 million reflecting improvements in our macroeconomic outlook and continued strength in the Home Price Index and used automobile values.
To determine the ACL as of December 31, 2021, we utilized an economic forecast that generally reflects real GDP growth of approximately 1.3% over 2022 and projects the unemployment rate to be in the range of 5.2% to 6.6% throughout 2022. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020, which reflected real GDP growth of approximately 4% over 2021 and unemployment in the range of approximately 7% to 7.5% throughout 2021. While the U.S. economy has continued to improve, with the benefits of vaccination and herd resiliency muting, in part, the ongoing impact of the COVID-19 pandemic, uncertainty remains. We continue to utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve. As the economic recovery has continued, we have assessed risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain, inflationary trends, potential impacts from ending monetary and fiscal stimulus programs, and potential for longer-term changes in workforce and consumer behaviors. We continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic, including CRE office.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that challenges in acceptance of vaccines and efficacy of vaccines against new strains cause COVID-19-related infections to abate later than in our base case scenario, with concerns rising about resistant strains. Consumer spending is slower to rebound, with businesses reopening more slowly and vacation spending muted. This pessimistic scenario reflects real GDP growth of approximately 1.3% and unemployment in the range of 6.6% to 7.4% over 2022. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.15x our modeled period-end ACL, or an increase of approximately $170 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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

Citizens Financial Group, Inc. | 65

qualitative factors that could be applied in the actual estimation of the ACL and does not imply any expectation of future deterioration in our loss rates.
To provide additional context regarding sensitivity to more pessimistic scenarios, our ACL balance of $1.9 billion represents 22% of the $8.6 billion of nine-quarter losses projected in the Federal Reserve run of the December 2020 Supervisory Severely Adverse scenario, which forecasted more protracted unemployment and GDP declines compared with our ACL calculation. Our ACL calculation also included the impacts of government stimulus.
Comparatively, our ACL represents 38% of the $5.1 billion of projected losses in the Company run results of the Supervisory Severely Adverse scenario. Losses projected under the Company Supervisory Severely Adverse scenario are lower than the Federal Reserve results due to methodology and modeling differences. As an example, the Federal Reserve’s models did not recognize contractual loss sharing arrangements in the merchant loan portfolio. Both the Company and Federal Reserve results include incremental losses associated with loan originations assumed post-December 31, 2020. In contrast, our December 31, 2021 ACL balance considers only existing loans and lines of credit as of the reporting date.
While the economic recovery from the COVID-19 pandemic continues, significant future uncertainty still exists, including the impacts of COVID-19 variants and challenges from vaccine acceptance rates and efficacy against newer strains on consumer sentiment and spending behavior. It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. The variables and inputs may be idiosyncratically affected by risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain and recent inflationary trends, as well as potential impacts from ending monetary and fiscal stimulus programs. Changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
We continue to monitor the impact of COVID-19 and related fiscal and monetary policy measures on the economy and the resulting potentially material effects on the ACL.
For additional information regarding the ACL, see Note 1 and Note 6 in Item 8.
Fair Value
We measure the fair value of assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is also used on a recurring and nonrecurring basis to evaluate certain assets for impairment or for financial statement disclosure purposes. Examples of nonrecurring uses of fair value include impairment for certain loans, leases and goodwill. Examples of recurring uses of fair value for financial statement disclosure purposes include disclosure of the fair value of certain financial assets and liabilities accounted for on an amortized cost basis, such as HTM securities. For certain assets or liabilities the application of management judgment in the determination of the fair value is more significant due to the lack of observable market data.
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value is calculated using a discounted cash flow model which uses assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. It is important to note that changes in our assumptions may not be independent of each other; changes in one assumption may result in changes to another (e.g., changes in interest rates, which are inversely correlated to changes in prepayment rates, may result in changes to discount rates). The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions.
For additional information regarding our fair value measurements, see Note 1, Note 4, Note 9, Note 14 and Note 20 in Item 8.

Citizens Financial Group, Inc. | 66

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee, chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the Executive Risk Committee are the following committees covering specific areas of risk: Compliance and Operational Risk Committee, Model Risk Committee, Credit Policy Committee, Asset Liability Committee, Business Initiatives Review Committee, and the Conduct and Ethics Committee.
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
Credit Review reports to the Chief Audit Executive and provides the legal-entity boards, senior management and other stakeholders with independent assurance on the quality of credit portfolios and adherence to agreed Credit Risk Appetite and Credit Policies and processes. In line with its procedures and regulatory expectations, the Credit Review function undertakes a program of portfolio testing, assessing and reporting through four Risk Pillars of Asset Quality, Rating and Data Integrity, Risk Management and Credit Risk Appetite.
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

Citizens Financial Group, Inc. | 67

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

Citizens Financial Group, Inc. | 68

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
Commercial
On the Commercial Banking side of credit risk, risk management begins with defined credit products and policies and is separated into C&I loans, leases and CRE. Within C&I loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, technology and mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
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
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process at origination and annual review, our Credit Review group performs testing to provide an independent review and assessment of the quality of the portfolio and new originations. This group conducts portfolio reviews on a risk-based cycle to evaluate individual loans and validate risk ratings, as well as test the consistency of the credit processes and the effectiveness of credit risk management.
The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. Concentration risk is managed through limits on industry asset class and loan quality factors. We focus predominantly on extending credit to commercial customers with existing or expandable relationships within our primary markets, although we do engage in lending opportunities outside our primary markets if we believe that the associated risks are acceptable and aligned with strategic initiatives.
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

Citizens Financial Group, Inc. | 69

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

Citizens Financial Group, Inc. | 70

severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would likely be more gradual and therefore have a more modest impact.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 28: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2021	2020
Instantaneous Change in Interest Rates
200	19.4%	21.2%
100	10.2	11.2
-25	(3.0)	(2.7)
Gradual Change in Interest Rates
200	10.1%	10.8%
100	5.2	5.5
-25	(1.5)	(1.5)
We continue to manage asset sensitivity within the scope of our policy and changing market conditions. Asset sensitivity against a 200 basis point gradual increase in rates was 10.1% at December 31, 2021, compared with 10.8% at December 31, 2020. Current levels of asset sensitivity continue to provide meaningful upside benefit to net interest income as we enter a period of expected higher short-term policy rates from the Federal Reserve. Changes in interest rates can also affect the risk positions, which impacts the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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

Table 29: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	December 31, 2021				December 31, 2020
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)	$16,250	3.7	1.0%	0.1%	$12,350	1.0	1.5%	0.2%
Fair value - receive-fixed/pay-variable - conventional debt	2,200	1.3	2.5	0.2	3,200	1.7	2.1	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)(2)	3,000	2.5	0.1	1.7	4,750	3.9	0.2	1.4
Fair value - pay-fixed/receive-variable - conventional ALM(1)	2,000	2.7	0.1	1.5	2,000	3.7	0.2	1.5
Total portfolio swaps	$23,450	3.3	1.0%	0.4%	$22,300	2	1.2%	0.6%
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

Citizens Financial Group, Inc. | 71

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

Table 30: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income
	Amounts Recognized for the Year Ended December 31,
(in millions)	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	($66)	$130
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	183	184
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(48)	(35)
(1) Using the interest rate curve at December 31, 2021 with respect to cash flow hedge strategies, we estimate that approximately $36 million will be reclassified from AOCI to net interest income over the next 12 months.

LIBOR Transition
As previously disclosed, many of our lending products, securities, derivatives, and other financial transactions utilize the LIBOR benchmark rate, requiring us to develop plans for its discontinuance. In late 2018, we formed a LIBOR Transition Program (“the Program”) designed to guide the organization through the planned discontinuation of LIBOR. The Program, with direction and oversight from our Chief Financial Officer, is responsible for developing, maintaining and executing against a coordinated strategy to ensure a timely and orderly transition from LIBOR. The Program is structured to address various initiatives including program governance, transition management, communications, exposure management, new alternative reference rate product delivery, risk management, contract remediation, operations and technology readiness, accounting and reporting, as well as tax and regulation impacts. On a quarterly basis we tracked and reviewed the risks associated with the LIBOR transition with a focus on the identification of mitigation actions.
The ARRC recommended that banks be systemically and operationally capable of supporting transactions in alternative reference rates, such as SOFR, by the end of September 2020. Guided by this milestone, we are systemically and operationally prepared to support alternative reference rate transactions. On March 5, 2021, the FCA formally announced the future cessation or loss of representation of the LIBOR benchmark settings currently published by the Intercontinental Exchange (“ICE”) Benchmark Administration. Further, the FCA stated that the 1-week and 2-month U.S. Dollar LIBOR rates will cease as of December 31, 2021 and all other U.S. Dollar LIBOR tenors will cease as of June 30, 2023. With the FRB, OCC, and FDIC (collectively, the agencies) supporting this announcement, the Program adjusted LIBOR transition activities and timelines accordingly. The agencies continue to urge market participants to stop entering into new U.S. Dollar LIBOR contracts as soon as practicable, but no later than the end of 2021. We moved new originations to alternative reference rates over the course of 2021 in anticipation of this deadline. However, our plans for legacy contract remediation now extend through mid-2023 given the FCA announcement. More broadly, program governance remains robust, and progress has been made in the above-outlined initiatives as management continues to closely monitor industry and regulatory developments pertaining to the transition.
Upon commencement of the Program, we conducted an impact assessment to identify all areas that were likely to be impacted by the LIBOR transition. The impact assessment identified where LIBOR-related products, systems, models, policies and procedures existed. We used the assessment results to develop a robust transition roadmap and an implementation plan, which continues to evolve, based on market and regulatory developments. Key LIBOR transition efforts over the course of 2021 include, but are not limited to, the following:
•Upgraded standard form provisions and issued implementation guidance to require use of reference rate fallback language in any new and existing LIBOR contracts in connection with contract amendments made in the ordinary course of business;
•Launched new product issuances with alternative reference rates;
•Completed operational readiness of systems, models, and applications to handle all potential alternative reference rates;
•Remediated legacy contracts that reference non-U.S. Dollar LIBOR in preparation for the December 31, 2021 cessation of LIBOR quotations for non-U.S. Dollar currencies;
•Analyzed existing fallback language in legacy contracts to assess robustness and devise a strategy for those requiring remediation;

Citizens Financial Group, Inc. | 72

•Continued to develop and enhance internet and intranet sites for the LIBOR transition; and
•Participated in industry and ARRC working groups to ascertain market developments and assess the impact to us and our customers.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of December 31, 2021 and 2020, the fair value of our MSRs was $1.0 billion and $658 million, respectively, and the total notional amount of related derivative contracts was $11.8 billion and $11.4 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products, as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, equity prices, and credit spreads on a select range of interest rates, foreign exchange, commodities, equity securities, corporate bonds and secondary loan instruments.These securities underwriting and trading activities are conducted through CBNA, CCMI, and JMP.
Client facilitation activities consist primarily of interest rate derivatives, financially settled commodity derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our market risk exposure. In addition to the aforementioned activities, we operate trading desks covering secondary loans, corporate bonds, and equity securities; all with the objective to meet secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities with the intent to benefit from short-term price differences.
We record these rate and commodity derivatives and foreign exchange contracts as derivative assets and liabilities on our Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the Consolidated Statements of Operations.
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

Citizens Financial Group, Inc. | 73

currency positions and single name risk, are monitored on a daily basis and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
Market Risk Measurement
We use VaR as a statistical measure for estimating potential exposure of our traded market risk in normal market conditions. Our VaR framework for risk management and regulatory reporting is the same. Risk management VaR is based on a one day holding period to a 99% confidence level, whereas regulatory VaR is based on a ten-day holding period to the same confidence level. In addition to VaR, non-statistical measurements for measuring risk are employed, such as sensitivity analysis, market value and stress testing.
Our market risk platform and associated market risk and valuation models capture correlation effects across all our “covered positions” and allow for aggregation of market risk across products, risk types, business lines and legal entities. We measure, monitor and report market risk for both management and regulatory capital purposes.
VaR Overview
The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading and high yield bond desks’ Specific Risk capital which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two-business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2021 and 2020, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.

Citizens Financial Group, Inc. | 74

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

Table 31: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended December 31, 2021				For the Three Months Ended December 31, 2020
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$2	$—	$2	$2	$4	$—
Foreign Exchange Currency Rate	—	1	2	—	—	—	—	—
Credit Spread	3	7	10	3	9	10	12	3
Commodity	—	—	—	—	—	—	—	—
General VaR	6	8	10	5	9	8	13	4
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$6	$8	$10	$5	$9	$8	$13	$4
Stressed General VaR	$8	$9	$12	$6	$13	$10	$16	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$8	$9	$12	$6	$13	$10	$16	$6
Market Risk Regulatory Capital	$50				$56
Specific Risk Not Modeled Add-on	20				14
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$70				$70
Market Risk-Weighted Assets	$877				$871
Stressed VaR
SVaR is an extension of VaR as it uses a longer historical look-back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counterbalance to VaR which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. In addition to risk management purposes, SVaR is also a component of market risk regulatory capital. We calculate SVaR daily under its own dynamic window regime. In a dynamic window regime, values of the ten-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.
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

Citizens Financial Group, Inc. | 75

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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the year ended December 31, 2021.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 76

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used throughout the MD&A:
Table 32: Reconciliations of Non-GAAP Measures

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2021	2020
Total revenue, Underlying:
Total revenue (GAAP)	A	$6,647	$6,905
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	B	$6,647	$6,905
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$4,081	$3,991
Less: Notable items		105	125
Noninterest expense, Underlying (non-GAAP)	D	$3,976	$3,866
Pre-provision profit:
Total revenue (GAAP)	A	$6,647	$6,905
Less: Noninterest expense (GAAP)	C	4,081	3,991
Pre-provision profit (GAAP)		$2,566	$2,914
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	B	$6,647	$6,905
Less: Noninterest expense, Underlying (non-GAAP)	D	3,976	3,866
Pre-provision profit, Underlying (non-GAAP)		$2,671	$3,039
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$2,977	$1,298
Less: Income (loss) before income tax expense (benefit) related to notable items		(105)	(125)
Income before income tax expense, Underlying (non-GAAP)	F	$3,082	$1,423
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$658	$241
Less: Income tax expense (benefit) related to notable items		(27)	(42)
Income tax expense, Underlying (non-GAAP)	H	$685	$283
Effective income tax rate (GAAP)	G/E	22.10%	18.54%
Effective income tax rate, Underlying (non-GAAP)	H/F	22.21	19.92
Net income, Underlying:
Net income (GAAP)	I	$2,319	$1,057
Add: Notable items, net of income tax benefit		78	83
Net income, Underlying (non-GAAP)	J	$2,397	$1,140
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$2,206	$950
Add: Notable items, net of income tax benefit		78	83
Net income available to common stockholders, Underlying (non-GAAP)	L	$2,284	$1,033
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$21,025	$20,438
Return on average common equity	K/M	10.49%	4.65%
Return on average common equity, Underlying (non-GAAP)	L/M	10.86	5.05
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$21,025	$20,438
Less: Average goodwill (GAAP)		7,062	7,049
Less: Average other intangibles (GAAP)		54	64
Add: Average deferred tax liabilities related to goodwill (GAAP)		381	376
Average tangible common equity	N	$14,290	$13,701
Return on average tangible common equity	K/N	15.44%	6.93%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	15.98	7.53

Citizens Financial Group, Inc. | 77

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2021	2020
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$185,106	$176,442
Return on average total assets	I/O	1.25%	0.60%
Return on average total assets, Underlying (non-GAAP)	J/O	1.30	0.65
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$185,106	$176,442
Less: Average goodwill (GAAP)		7,062	7,049
Less: Average other intangibles (GAAP)		54	64
Add: Average deferred tax liabilities related to goodwill (GAAP)		381	376
Average tangible assets	P	$178,371	$169,705
Return on average total tangible assets	I/P	1.30%	0.62%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.34	0.67
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	61.40%	57.80%
Efficiency ratio, Underlying (non-GAAP)	D/B	59.82	55.99
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(3.74)%	6.38%
Increase in noninterest expense		2.25	3.73
Operating Leverage		(5.99)%	2.65%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(3.74)%	6.39%
Increase in noninterest expense, Underlying (non-GAAP)		2.85	2.30
Operating Leverage, Underlying (non-GAAP)		(6.59)%	4.09%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	422,137,197	427,209,831
Common stockholders’ equity (GAAP)		$21,406	$20,708
Less: Goodwill (GAAP)		7,116	7,050
Less: Other intangible assets (GAAP)		64	58
Add: Deferred tax liabilities related to goodwill (GAAP)		383	379
Tangible common equity	R	$14,609	$13,979
Tangible book value per common share	R/Q	$34.61	$32.72
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	425,669,451	427,062,537
Average common shares outstanding - diluted (GAAP)	T	427,435,818	428,157,780
Net income per average common share - basic (GAAP)	K/S	$5.18	$2.22
Net income per average common share - diluted (GAAP)	K/T	5.16	2.22
Net income per average common share-basic, Underlying (non-GAAP)	L/S	5.37	2.42
Net income per average common share-diluted, Underlying (non-GAAP)	L/T	5.34	2.41
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$1.56	$1.56
Dividend payout ratio	U/(K/S)	30%	70%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	29	65

Citizens Financial Group, Inc. | 78

The following table presents computations of non-GAAP financial measures representing certain metrics excluding the impact of PPP loans used throughout the MD&A:

Table 33: Reconciliations of Non-GAAP Measures - Excluding PPP
(in millions, except ratio data)	Ref.	December 31, 2021	December 31, 2020
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans:
Total loans and leases (GAAP)	A	$128,163	$123,090
Less: PPP loans		787	4,155
Total loans and leases, excluding the impact of PPP loans (non-GAAP)	B	$127,376	$118,935
Allowance for credit losses (GAAP)	C	$1,934	$2,670
Allowance for credit losses to total loans and leases (GAAP)	C/A	1.51%	2.17%
Allowance for credit losses to total loans and leases, excluding the impact of PPP loans (non-GAAP)	C/B	1.52%	2.24%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Citizens Financial Group, Inc. | 79

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 80

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report, appearing on page 85, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As described in Note 6 to the consolidated financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Instruments - Credit Losses (Topic 326).
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

Citizens Financial Group, Inc. | 82

Allowance for Credit Losses - Refer to Note 6 to the consolidated financial statements
Critical Audit Matter Description
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

The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.

Management continues to utilize the qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing the qualitative reserve. As the economic recovery has continued, Management has assessed risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain, inflationary trends, potential impacts from ending monetary and fiscal stimulus programs, and potential for longer-term changes in workforce and consumer behaviors. Management continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic, including CRE office.

Given the size of the loan and lease portfolios and unfunded commitments and the subjective nature of estimating the ACL, including the estimated impact of COVID-19 and related economic forecasting uncertainty, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the ACL for the loan and lease portfolios and unfunded commitments included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the foundational economic forecast, (ii) development, execution, and monitoring of the econometric models, (iii) estimation of management’s adjustments to the modeled reserves for COVID-19 and other factors, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
•With the assistance of credit specialists, we (i) evaluated the reasonableness of the econometric models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the econometric models for estimating expected credit losses, (iii) tested the accuracy of the data input into the econometric

Citizens Financial Group, Inc. | 83

models, and (iv) tested the arithmetic accuracy of the models’ calculations of the expected credit losses.
•We (i) evaluated the reasonableness of the Company’s identification of the commercial industry sectors most severely impacted by COVID-19, (ii) assessed the reasonableness of management’s methodologies and assumptions used to estimate the impact of COVID-19 on the impacted sectors, (iii) tested the accuracy of the data used in management’s calculation of the adjustments to the modeled reserves for the sectors impacted by COVID-19, (iv) tested the arithmetic accuracy of the calculation of the adjustments, and (v) considered available information related to industry sectors and borrowers severely impacted by COVID-19.
•We (i) evaluated the appropriateness and relevance of the qualitative factors, including management’s consideration of the economic forecasting uncertainty, and related quantitative measures included in the qualitative allowance, (ii) tested the accuracy and evaluated the relevance of the historical loss data used in determining the qualitative allowance, (iii) evaluated the reasonableness of the Company’s assessment and determination of the qualitative factors and related impact on the estimation of the qualitative allowance and (iv) tested the arithmetic accuracy of the calculation of the qualitative allowance.
•We tested the arithmetic accuracy of the calculation of the overall ACL and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2022
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Instruments - Credit Losses (ASC 326) on January 1, 2020.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2022

Citizens Financial Group, Inc. | 85

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	December 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$1,155	$1,037
Interest-bearing cash and due from banks	8,003	11,696
Interest-bearing deposits in banks	316	306
Debt securities available for sale, at fair value (including $640 and $549 pledged to creditors, respectively)(1)	26,067	22,942
Debt securities held to maturity (fair value of $2,289 and $3,357, respectively, and including $77 and $144 pledged to creditors, respectively)(1)	2,242	3,235
Loans held for sale, at fair value	2,733	3,564
Other loans held for sale	735	439
Loans and leases	128,163	123,090
Less: Allowance for loan and lease losses	(1,758)	(2,443)
Net loans and leases	126,405	120,647
Derivative assets	1,216	1,915
Premises and equipment, net	768	759
Bank-owned life insurance	2,843	1,756
Goodwill	7,116	7,050
Other assets	8,810	8,003
TOTAL ASSETS	$188,409	$183,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$49,443	$43,831
Interest-bearing	104,918	103,333
Total deposits	154,361	147,164
Short-term borrowed funds	74	243
Derivative liabilities	197	128
Deferred taxes, net	—	629
Long-term borrowed funds	6,932	8,346
Other liabilities	3,425	4,166
TOTAL LIABILITIES	164,989	160,676
Contingencies (refer to Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 and 2,000,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,014	1,965
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 571,259,135 shares issued and 422,137,197 shares outstanding at December 31, 2021 and 569,876,133 shares issued and 427,209,831 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	19,005	18,940
Retained earnings	7,978	6,445
Treasury stock, at cost, 149,121,938 and 142,666,302 shares at December 31, 2021 and 2020, respectively	(4,918)	(4,623)
Accumulated other comprehensive income (loss)	(665)	(60)
TOTAL STOCKHOLDERS’ EQUITY	23,420	22,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,409	$183,349
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 86

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share data)	2021	2020	2019
INTEREST INCOME:
Interest and fees on loans and leases	$4,253	$4,719	$5,441
Interest and fees on loans held for sale, at fair value	82	75	63
Interest and fees on other loans held for sale	13	33	13
Investment securities	487	519	642
Interest-bearing deposits in banks	16	11	30
Total interest income	4,851	5,357	6,189
INTEREST EXPENSE:
Deposits	160	509	1,155
Short-term borrowed funds	1	2	10
Long-term borrowed funds	178	260	410
Total interest expense	339	771	1,575
Net interest income	4,512	4,586	4,614
Provision for credit losses	(411)	1,616	393
Net interest income after provision for credit losses	4,923	2,970	4,221
NONINTEREST INCOME:
Capital markets fees	428	250	216
Service charges and fees	409	403	505
Mortgage banking fees	434	915	302
Card fees	250	217	254
Trust and investment services fees	239	203	202
Letter of credit and loan fees	156	140	135
Foreign exchange and interest rate products	120	120	155
Securities gains, net	10	4	19
Other income	89	67	89
Total noninterest income	2,135	2,319	1,877
NONINTEREST EXPENSE:
Salaries and employee benefits	2,132	2,123	2,026
Equipment and software	610	565	514
Outside services	595	553	498
Occupancy	333	331	333
Other operating expense	411	419	476
Total noninterest expense	4,081	3,991	3,847
Income before income tax expense	2,977	1,298	2,251
Income tax expense	658	241	460
NET INCOME	$2,319	$1,057	$1,791
Net income available to common stockholders	$2,206	$950	$1,718
Weighted-average common shares outstanding:
Basic	425,669,451	427,062,537	449,731,453
Diluted	427,435,818	428,157,780	451,213,701
Per common share information:
Basic earnings	$5.18	$2.22	$3.82
Diluted earnings	5.16	2.22	3.81
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 87

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$2,319	$1,057	$1,791
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $(17), $33 and $35, respectively	(49)	97	103
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($34), ($38) and $14, respectively	(101)	(111)	43
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $(172), $124 and $165, respectively	(528)	382	501
Reclassification of net debt securities (gains) losses to net income, net of income taxes of ($2), ($1) and ($8), respectively	(8)	(3)	(15)
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $19, $(10) and $12, respectively	55	(27)	36
Reclassification of actuarial loss to net income, net of income taxes of $7, $4 and $6, respectively	26	13	13
Amortization of prior service cost, net of income taxes of $0, $0 and $0, respectively	—	—	(1)
Total other comprehensive income (loss), net of income taxes	(605)	351	680
Total comprehensive income (loss)	$1,714	$1,408	$2,471
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 88

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1	$840	466	$6	$18,815	$5,385	($3,133)	($1,096)	$20,817
Dividends to common stockholders	—	—	—	—	—	(617)	—	—	(617)
Dividends to preferred stockholders	—	—	—	—	—	(73)	—	—	(73)
Preferred stock issued	1	730	—	—	—	—	—	—	730
Treasury stock purchased	—	—	(34)	—	—	—	(1,220)	—	(1,220)
Share-based compensation plans	—	—	1	—	59	—	—	—	59
Employee stock purchase plan purchased	—	—	—	—	17	—	—	—	17
Cumulative effect of change in accounting principle	—	—	—	—	—	12	—	5	17
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,791	—	—	1,791
Other comprehensive income (loss)	—	—	—	—	—	—	—	680	680
Total comprehensive income (loss)	—	—	—	—	—	1,791	—	680	2,471
Balance at December 31, 2019	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(672)	—	—	(672)
Dividends to preferred stockholders	—	—	—	—	—	(107)	—	—	(107)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(8)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	30	—	—	—	30
Employee stock purchase plan	—	—	1	—	19	—	—	—	19
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,057	—	—	1,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	351	351
Total comprehensive income (loss)	—	—	—	—	—	1,057	—	351	1,408
Balance at December 31, 2020	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(670)	—	—	(670)
Dividends to preferred stockholders	—	—	—	—	—	(113)	—	—	(113)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	(3)	—	—	(250)
Treasury stock purchased	—	—	(6)	—	—	—	(295)	—	(295)
Share-based compensation plans	—	—	1	—	43	—	—	—	43
Employee stock purchase plan	—	—	—	—	22	—	—	—	22
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,319	—	—	2,319
Other comprehensive income (loss)	—	—	—	—	—	—	—	(605)	(605)
Total comprehensive income (loss)	—	—	—	—	—	2,319	—	(605)	1,714
Balance at December 31, 2021	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 89

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$2,319	$1,057	$1,791
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision for credit losses	(411)	1,616	393
Net change in loans held for sale	1,085	32	(672)
Depreciation, amortization and accretion	625	578	633
Deferred income taxes	(429)	(238)	64
Share-based compensation	59	48	41
Net gain on sale of assets	(11)	(4)	(31)
Net (increase) decrease in other assets	(1,719)	(3,979)	(853)
Net increase (decrease) in other liabilities	757	1,001	331
Net change due to operating activities	2,275	111	1,697
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(12,406)	(9,271)	(8,422)
Proceeds from maturities and paydowns of debt securities available for sale	7,810	6,943	3,946
Proceeds from sales of debt securities available for sale	790	585	5,016
Proceeds from maturities and paydowns of debt securities held to maturity	1,006	897	398
Net (increase) decrease in interest-bearing deposits in banks	(10)	(9)	(149)
Acquisitions, net of cash acquired	(165)	(3)	(129)
Purchases of loans	(3,778)	(3,315)	(1,592)
Sales of loans	934	3,014	1,082
Net (increase) decrease in loans and leases	(3,177)	(4,794)	(3,824)
Capital expenditures, net	(124)	(118)	(95)
Purchases of bank-owned life insurance	(1,050)	—	—
Other	(316)	(65)	(106)
Net change due to investing activities	(10,486)	(6,136)	(3,875)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,197	21,851	5,738
Net increase (decrease) in short-term borrowed funds	(154)	(39)	(1,048)
Proceeds from issuance of long-term borrowed funds	—	8,323	12,850
Repayments of long-term borrowed funds	(1,352)	(14,022)	(14,857)
Treasury stock purchased	(295)	(270)	(1,220)
Net proceeds from issuance of preferred stock	296	395	730
Redemption of preferred stock	(250)	—	—
Dividends declared and paid to common stockholders	(670)	(672)	(617)
Dividends declared and paid to preferred stockholders	(113)	(98)	(65)
Premium paid to exchange debt	(1)	(80)	—
Payments of employee tax withholding for share-based compensation	(22)	(16)	(21)
Net change due to financing activities	4,636	15,372	1,490
Net change in cash and cash equivalents(a)	(3,575)	9,347	(688)
Cash and cash equivalents at beginning of period(a)	12,733	3,386	4,074
Cash and cash equivalents at end of period(a)	$9,158	$12,733	$3,386

Supplemental disclosures:
Interest paid	$347	$837	$1,560
Income taxes paid	1,247	261	326
Non-cash items:
Transfer of securities from available for sale to held to maturity	$—	$813	$192
Transfer of securities from held to maturity to available for sale	—	—	734
Loans securitized and transferred to securities available for sale	260	956	150
Loans securitized and transferred to securities held to maturity	—	111	—
Stock issued for share-based compensation plans	43	30	59
Stock issued for Employee Stock Purchase Plan	$22	$19	$17
(a) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its banking subsidiary CBNA. The Company also provides M&A, capital raising and other financial advisory services to middle market companies across a focused set of industry verticals through its broker-dealers.
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

	Note	Page
Cash and Due From Banks	3	92
Securities	4	92
Loans and Leases	5	96
Allowance for Credit Losses	6	98
Premises, Equipment and Software	7	112
Mortgage Servicing Rights	8	113
Leases	9	115
Goodwill and Intangible Assets	10	116
Variable Interest Entities	11	118
Derivative Instruments	14	122
Employee Benefits	15	125
Treasury Stock	17	128
Employee Share-Based Compensation	18	130
Fair Value Measurement	20	133
Revenue Recognition	21	140
Income Taxes	23	142
Earnings Per Share	24	145
NOTE 2 - ACQUISITIONS
Completed Acquisitions
On September 1, 2021, the Company closed its acquisition of Willamette, a valuation consulting and forensic analysis firm with offices in Chicago, Atlanta and Portland, Oregon.
On November 15, 2021, the Company closed its acquisition of JMP, a capital markets firm that provides investment banking services, including strategic advisory, equity research and sales and trading focused primarily on the healthcare, technology, financial services and real estate sectors.
The Company expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed may subsequently be recorded, although any such adjustments are not expected to be material.

Citizens Financial Group, Inc. | 91

Pending Acquisitions
On May 26, 2021, CBNA entered into an agreement to acquire 80 East Coast branches and the national online deposit business from HSBC. The HSBC branch acquisition includes 66 locations in the New York City Metro area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida. The acquisition closed on February 18, 2022.
On July 28, 2021, the Company entered into a definitive agreement and plan of merger under which the Company will acquire all of the outstanding shares of Investors for a combination of stock and cash. Pursuant to the terms of the agreement, Investors shareholders will receive 0.297 of a share of the Company’s common stock and $1.46 in cash for each share of Investors they own. The acquisition of Investors builds our physical presence in the northeast with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. The merger is expected to close in early second quarter 2022, subject to regulatory approvals and other customary closing conditions.
NOTE 3 - CASH AND DUE FROM BANKS
For the purpose of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks, primarily at the FRB. The Company had no material restrictions on the use or availability of its cash as of December 31, 2021 or 2020.
NOTE 4 - SECURITIES
Investments include debt and equity securities and other investment securities. Citizens classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase. Management reserves the right to change the initial classification of debt and equity securities purchased based on its intent to hold to maturity or as permitted by periodic changes in accounting guidance. Equity securities are recorded at fair value or at cost if there is not a readily determinable fair value.
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
Equity securities are primarily composed of FHLB and FRB stock (which are carried at cost) and money market mutual fund investments held by the Company’s broker-dealers (which are carried at fair value, with changes in fair value recognized in noninterest income) and are recorded in other assets on the Consolidated Balance Sheets. Equity securities that are carried at cost are reviewed at least annually for impairment, with valuation adjustments recognized in noninterest income.

Citizens Financial Group, Inc. | 92

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$11	$—	$—	$11	$11	$—	$—	$11
State and political subdivisions	2	—	—	2	3	—	—	3
Mortgage-backed securities, at fair value:
Federal agencies and U.S. government sponsored entities	24,607	210	(375)	24,442	21,954	571	(19)	22,506
Other/non-agency	397	9	(1)	405	396	26	—	422
Total mortgage-backed securities, at fair value	25,004	219	(376)	24,847	22,350	597	(19)	22,928
Collateralized loan obligations, at fair value	1,208	—	(1)	1,207	—	—	—	—
Total debt securities available for sale, at fair value	$26,225	$219	($377)	$26,067	$22,364	$597	($19)	$22,942
Federal agencies and U.S. government sponsored entities	$1,505	$52	$—	$1,557	$2,342	$122	$—	$2,464
Total mortgage-backed securities, at cost	1,505	52	—	1,557	2,342	122	—	2,464
Asset-backed securities, at cost	737	2	(7)	732	893	—	—	893
Total debt securities held to maturity	$2,242	$54	($7)	$2,289	$3,235	$122	$—	$3,357
Equity securities, at fair value	$109	$—	$—	$109	$66	$—	$—	$66
Equity securities, at cost	624	—	—	624	604	—	—	604
Accrued interest receivable on debt securities totaled $56 million and $55 million as of December 31, 2021 and 2020, respectively, and is included in other assets in the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 93

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7	66	1,914	22,620	24,607
Other/non-agency	—	—	—	397	397
Collateralized loan obligations	—	—	24	1,184	1,208
Total debt securities available for sale	18	66	1,938	24,203	26,225
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,505	1,505
Asset-backed securities	—	—	737	—	737
Total debt securities held to maturity	—	—	737	1,505	2,242
Total amortized cost of debt securities	$18	$66	$2,675	$25,708	$28,467

Fair value:
U.S. Treasury and other	$11	$—	$—	$—	$11
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7	68	1,957	22,410	24,442
Other/non-agency	—	—	—	405	405
Collateralized loan obligations	—	—	24	1,183	1,207
Total debt securities available for sale	18	68	1,981	24,000	26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,557	1,557
Asset-backed securities	—	—	732	—	732
Total debt securities held to maturity	—	—	732	1,557	2,289
Total fair value of debt securities	$18	$68	$2,713	$25,557	$28,356
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $487 million, $519 million and $642 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents realized gains and losses on securities:

	Year Ended December 31,
(in millions)	2021	2020	2019
Gains on sale of debt securities(1)	$15	$6	$41
Losses on sale of debt securities	(5)	(2)	(16)
Debt securities gains, net	$10	$4	$25
(1) For the year ended December 31, 2019, $6 million of gains on sale of debt securities were recognized in mortgage banking fees in the Consolidated Statements of Operations, as they related to AFS securities held as economic hedges of the value of the MSR portfolio recognized using the amortization method.

Citizens Financial Group, Inc. | 94

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$4,816	$4,782	$3,818	$3,937
Pledged against FHLB borrowed funds	325	333	394	423
Pledged against repurchase agreements	1	1	224	231

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of December 31, 2021 or 2020. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information see Note 14.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2021, 2020 and 2019, were $260 million, $144 million and $150 million, respectively. These securitizations include a substantive guarantee by a third party. In 2021, 2020 and 2019 the guarantors were FNMA, FHLMC, and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and at each subsequent measurement date, Citizens is required to evaluate the securities for risk of loss over their life and, if necessary, establish an associated reserve. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio as of December 31, 2021 and concluded that 67% of HTM securities met the zero expected credit loss criteria; therefore, no ACL was recognized. For the remainder, the lifetime expected credit losses were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at December 31, 2021.
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
The credit-related portion of impairment is recognized in current period earnings as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible. The Company has evaluated any AFS security in an unrealized loss position at December 31, 2021 and concluded that all unrealized losses are due to non-credit related factors. As such, the Company does not have an allowance for AFS securities as of December 31, 2021.

Citizens Financial Group, Inc. | 95

The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$14,131	($320)	$1,236	($55)	$15,367	($375)
Other/non-agency	123	(1)	—	—	123	(1)
Total mortgage-backed securities	14,254	(321)	1,236	(55)	15,490	(376)
Collateralized loan obligations, at fair value	736	(1)	—	—	736	(1)
Total	$14,990	($322)	$1,236	($55)	$16,226	($377)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal agencies and U.S. government sponsored entities	$1,991	($19)	$—	$—	$1,991	($19)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the agency MBS, non-agency MBS, and CLOs identified with unrealized losses as of December 31, 2021. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
NOTE 5 - LOANS AND LEASES
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
Loan commitment fees for loans that are likely to be drawn down, and other credit related fees, are deferred (together with any incremental costs) and recognized as an adjustment to the effective interest rate over the loan term. When it is unlikely that a loan will be drawn down, the loan commitment fees are recognized over the commitment period on a straight-line basis and are reported within letter of credit and loan fees in the Consolidated Statements of Operations.
Loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial and industrial, commercial real estate, leases, residential mortgages, home equity, automobile, education and other retail.

Citizens Financial Group, Inc. | 96

The following table presents loans and leases, excluding LHFS:

	December 31,
(in millions)	2021	2020
Commercial and industrial(1)	$44,500	$44,173
Commercial real estate	14,264	14,652
Leases	1,586	1,968
Total commercial	60,350	60,793
Residential mortgages	22,822	19,539
Home equity	12,015	12,149
Automobile	14,549	12,153
Education	12,997	12,308
Other retail	5,430	6,148
Total retail	67,813	62,297
Total loans and leases	$128,163	$123,090
(1) Includes $787 million and $4.2 billion of PPP loans fully guaranteed by the SBA as of December 31, 2021 and 2020, respectively.
Accrued interest receivable on loans and leases held for investment totaled $450 million and $449 million as of December 31, 2021 and 2020, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowed funds, primarily residential mortgages and home equity products, totaled $26.1 billion and $25.5 billion at December 31, 2021 and 2020, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $35.8 billion and $40.0 billion at December 31, 2021 and 2020, respectively.
The following table presents the composition of LHFS:

	December 31, 2021			December 31, 2020
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$2,657	$76	$2,733	$3,416	$148	$3,564
Other loans held for sale	—	735	735	—	439	439
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on middle market and mid-corporate clients for large capital equipment acquisitions including railcars, trucks and trailers, and other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three years to ten years and may include options to purchase the leased property prior to the end of the lease term. The Company does not have lease agreements which contain both lease and non-lease components.
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
The components of the net investment in direct financing and sales-type leases, before ALLL, are presented below:

(in millions)	December 31, 2021	December 31, 2020
Total future minimum lease rentals	$1,195	$1,381
Estimated residual value of leased equipment (non-guaranteed)	521	746
Initial direct costs	6	7
Unearned income	(136)	(166)
Total leases	$1,586	$1,968

Citizens Financial Group, Inc. | 97

Interest income on direct financing and sales-type leases for the years ended December 31, 2021, 2020 and 2019 was $49 million, $64 million and $77 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2021 is presented below:

(in millions)
2022	$315
2023	267
2024	203
2025	151
2026	105
Thereafter	154
Total undiscounted future minimum lease rentals	$1,195
NOTE 6 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
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
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type (e.g., commercial and industrial, commercial real estate, residential mortgage), and significant loan portfolios are assessed for credit losses using econometric models.
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

Citizens Financial Group, Inc. | 98

highly volatile economic environments historical information, such as commercial customer financial statements or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models.
The ACL may also be affected materially by a variety of qualitative factors that the Company considers to reflect current judgment of various events and risks that are not measured in the statistical procedures including uncertainty related to the economic forecasts used in the modeled credit loss estimates, loan growth, back testing results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.
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
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccrual commercial and industrial, and commercial real estate loans with an outstanding balance of $5 million or greater and all commercial and industrial, and commercial real estate TDRs (regardless of size) are assessed on an individual loan level basis. Generally, the measurement of ACL on individual loans and leases is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. Loans that are deemed to be collateral dependent are written down to the fair value, less costs to sell, as of the evaluation date and are reassessed each subsequent period to determine if a change to the ACL is required. Subsequent evaluations may result in an increase or decrease to the ACL, based on a corresponding change in the fair value of the collateral during the period. Any subsequent decrease to the ACL (because of an increase to the collateral-dependent loan’s fair value) is limited to the total amount previously written off for that loan. For retail TDRs that are not collateral dependent, the ACL is developed using the present value of expected future cash flows compared to the amortized cost basis in the loans. Expected re-default factors are considered in this analysis. Retail TDRs that are deemed collateral dependent are written down to fair market value less cost to sell.
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
Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL. All accrued and uncollected interest is immediately reversed against interest income when a loan or lease is placed on nonaccrual status. Uncollectible interest is written off timely in accordance with regulatory guidelines. Generally, loans and leases are placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Residential mortgages are placed on nonaccrual status when contractually past due 120 days or more, or sooner if deemed collateral dependent, unless guaranteed by the FHA, VA or USDA. Residential mortgages that received extended forbearance and were subsequently modified as a result of COVID-19 will be placed on nonaccrual sooner than those that were not on extended forbearance, and will return to accrual status only following a sustained period of repayment performance. Loans in COVID-19 pandemic-related forbearance programs continue

Citizens Financial Group, Inc. | 99

to accrue interest during the forbearance period; a reserve is established for interest income expected to be uncollectible following forbearance.
The Company estimates expected credit losses associated with off-balance sheet financial instruments such as standby letters of credit, financial guarantees and unfunded loan commitments that are not unconditionally cancellable. Off-balance sheet financial instruments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with historical loss experience, current and future economic conditions, timing and amount of expected draws, and performance trends within specific portfolio segments, result in the estimate of the allowance for unfunded lending commitments. The Company does not recognize a reserve for future draws from credit lines that are unconditionally cancellable (e.g., credit cards).
The ALLL and the allowance for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loan and lease portfolios and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.
Loan Charge-Offs
Commercial loans are charged off when available information indicates that a loan or portion thereof is determined to be uncollectible. The determination of whether to recognize a charge-off involves many factors, including the prioritization of the Company’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral.
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
◦Residential real estate and auto loans are charged down to fair value less costs to sell within 60 days of receiving notification of the bankruptcy filing, unless repayment is likely to occur, or when the loan subsequently becomes 60 days past due.
◦Credit card loans are fully charged off within 60 days of receiving notification of the bankruptcy filing or other event.
◦Education loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.
•Auto loans are written down to fair value less costs to sell upon repossession of the collateral.

Citizens Financial Group, Inc. | 100

The following table presents a summary of changes in the ALLL and the allowance for unfunded lending commitments for the year ended December 31, 2021:

	Year Ended December 31, 2021
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,233	$1,210	$2,443
Charge-offs	(218)	(321)	(539)
Recoveries	54	160	214
Net charge-offs	(164)	(161)	(325)
Provision expense (benefit) for loans and leases	(248)	(112)	(360)
Allowance for loan and lease losses, end of period	821	937	1,758
Allowance for unfunded lending commitments, beginning of period	186	41	227
Provision expense (benefit) for unfunded lending commitments	(33)	(18)	(51)
Allowance for unfunded lending commitments, end of period	153	23	176
Total allowance for credit losses, end of period	$974	$960	$1,934
The difference in the ending ACL balance of $1.9 billion at December 31, 2021 compared to $2.7 billion at December 31, 2020 was due to net charge-offs of $325 million and a credit provision benefit of $411 million driven by strong credit performance across the retail and commercial loan portfolios, and improvement in the macroeconomic outlook.
The decrease in commercial net charge-offs of $261 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 reflects the economic recovery following the onset of the COVID-19 pandemic and associated lockdowns. Retail net charge-offs were down $107 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of government stimulus and forbearance programs as well as strong collateral values in residential real estate and automobile.
To determine the ACL as of December 31, 2021, Citizens utilized an economic forecast that generally reflects real GDP growth of approximately 1.3% over 2022 and projects the unemployment rate to be in the range of 5.2% to 6.6% throughout 2022. This forecast reflects an overall improved macroeconomic outlook as compared to December 31, 2020, which reflected real GDP growth of approximately 4% over 2021 and unemployment in the range of approximately 7% to 7.5% throughout 2021. While the U.S. economy has continued to improve, with the benefits of vaccination and herd resiliency muting, in part, the ongoing impact of the COVID-19 pandemic, uncertainty remains. We continue to utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve. As the economic recovery has continued, we have assessed risks to the recovery, including potential for continuing impacts from COVID-19 variants, challenges in the global supply chain, inflationary trends, potential impacts from ending monetary and fiscal stimulus programs, and potential for longer-term changes in workforce and consumer behaviors. Citizens continued to apply management judgment to adjust the modeled reserves in the commercial industry sectors most impacted by the COVID-19 pandemic, including CRE office.

Citizens Financial Group, Inc. | 101

The following tables present a summary of changes in the ALLL and the allowance for unfunded lending commitments for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$674	$578	$1,252
Cumulative effect of change in accounting principle	(176)	629	453
Allowance for loan and lease losses, beginning of period, adjusted	498	1,207	1,705
Charge-offs	(437)	(406)	(843)
Recoveries	12	138	150
Net charge-offs	(425)	(268)	(693)
Provision expense (benefit) for loans and leases	1,160	271	1,431
Allowance for loan and lease losses, end of period	1,233	1,210	2,443
Allowance for unfunded lending commitments, beginning of period	44	—	44
Cumulative effect of change in accounting principle	(3)	1	(2)
Allowance for unfunded lending commitments, beginning of period, adjusted	41	1	42
Provision expense (benefit) for unfunded lending commitments	145	40	185
Allowance for unfunded lending commitments, end of period	186	41	227
Total allowance for credit losses, end of period	$1,419	$1,251	$2,670

	Year Ended December 31, 2019
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$690	$552	$1,242
Charge-offs	(140)	(475)	(615)
Recoveries	24	161	185
Net charge-offs	(116)	(314)	(430)
Provision expense (benefit) for loans and leases	100	340	440
Allowance for loan and lease losses, end of period	674	578	1,252
Allowance for unfunded lending commitments, beginning of period	91	—	91
Provision expense (benefit) for unfunded lending commitments	(47)	—	(47)
Allowance for unfunded lending commitments, end of period	44	—	44
Total allowance for credit losses, end of period	$718	$578	$1,296
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

Citizens Financial Group, Inc. | 102

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

Citizens Financial Group, Inc. | 103

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass(1)	$10,218	$3,336	$3,599	$2,284	$1,426	$1,863	$19,406	$122	$42,254
Special Mention	47	71	155	114	41	64	316	1	809
Substandard	97	112	215	81	50	201	521	17	1,294
Doubtful	1	9	9	22	10	16	74	2	143
Total commercial and industrial	10,363	3,528	3,978	2,501	1,527	2,144	20,317	142	44,500
Commercial real estate
Pass	2,766	2,417	3,181	1,756	626	1,119	1,451	3	13,319
Special Mention	45	42	113	100	27	79	—	—	406
Substandard	27	—	88	267	78	59	9	—	528
Doubtful	1	9	—	—	—	1	—	—	11
Total commercial real estate	2,839	2,468	3,382	2,123	731	1,258	1,460	3	14,264
Leases
Pass	447	262	134	144	66	459	—	—	1,512
Special Mention	10	15	—	5	3	16	—	—	49
Substandard	1	16	5	2	—	—	—	—	24
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	458	293	139	151	69	476	—	—	1,586
Total commercial
Pass(1)	13,431	6,015	6,914	4,184	2,118	3,441	20,857	125	57,085
Special Mention	102	128	268	219	71	159	316	1	1,264
Substandard	125	128	308	350	128	260	530	17	1,846
Doubtful	2	18	9	22	10	18	74	2	155
Total commercial	$13,660	$6,289	$7,499	$4,775	$2,327	$3,878	$21,777	$145	$60,350
(1) Includes $787 million of PPP loans designated as pass that are fully guaranteed by the SBA originating in 2021 and 2020.

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

Citizens Financial Group, Inc. | 105

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,431	$3,017	$1,230	$342	$672	$2,139	$—	$—	$9,831
740-799	4,015	1,876	746	246	360	1,086	—	—	8,329
680-739	1,116	572	335	152	172	585	—	—	2,932
620-679	111	130	161	93	107	276	—	—	878
<620	24	66	164	162	157	257	—	—	830
No FICO available(1)	3	8	1	—	—	10	—	—	22
Total residential mortgages	7,700	5,669	2,637	995	1,468	4,353	—	—	22,822
Home equity
800+	—	2	5	5	3	134	4,394	281	4,824
740-799	—	1	4	5	7	122	3,514	278	3,931
680-739	—	1	7	14	16	134	1,738	243	2,153
620-679	—	3	11	19	17	112	363	167	692
<620	—	2	16	23	20	87	91	176	415
Total home equity	—	9	43	66	63	589	10,100	1,145	12,015
Automobile
800+	1,887	829	538	244	148	57	—	—	3,703
740-799	2,418	1,051	615	288	156	58	—	—	4,586
680-739	1,968	827	500	234	123	48	—	—	3,700
620-679	1,029	378	257	131	72	32	—	—	1,899
<620	164	142	155	103	62	32	—	—	658
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	7,469	3,227	2,065	1,000	561	227	—	—	14,549
Education
800+	1,361	1,771	840	514	470	880	—	—	5,836
740-799	1,555	1,577	672	371	275	514	—	—	4,964
680-739	512	474	229	140	107	262	—	—	1,724
620-679	50	66	45	34	28	99	—	—	322
<620	5	11	12	12	10	45	—	—	95
No FICO available(1)	4	—	—	—	—	52	—	—	56
Total education	3,487	3,899	1,798	1,071	890	1,852	—	—	12,997
Other retail
800+	233	214	122	65	30	29	386	—	1,079
740-799	323	296	173	84	38	26	764	2	1,706
680-739	246	240	122	56	23	12	709	5	1,413
620-679	149	119	43	19	7	4	299	5	645
<620	32	37	17	10	3	2	100	6	207
No FICO available(1)	44	5	—	—	—	—	330	1	380
Total other retail	1,027	911	477	234	101	73	2,588	19	5,430
Retail
800+	5,912	5,833	2,735	1,170	1,323	3,239	4,780	281	25,273
740-799	8,311	4,801	2,210	994	836	1,806	4,278	280	23,516
680-739	3,842	2,114	1,193	596	441	1,041	2,447	248	11,922
620-679	1,339	696	517	296	231	523	662	172	4,436
<620	225	258	364	310	252	423	191	182	2,205
No FICO available(1)	54	13	1	—	—	62	330	1	461
Total retail	$19,683	$13,715	$7,020	$3,366	$3,083	$7,094	$12,688	$1,164	$67,813
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 106

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2020:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2020	2019	2018	2017	2016	Prior to 2016	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,687	$1,885	$638	$1,129	$1,615	$1,755	$—	$—	$9,709
740-799	2,931	1,133	398	527	743	904	—	—	6,636
680-739	784	351	162	172	295	458	—	—	2,222
620-679	97	94	44	56	66	223	—	—	580
<620	12	28	35	58	50	185	—	—	368
No FICO available(1)	1	2	1	5	1	14	—	—	24
Total residential mortgages	6,512	3,493	1,278	1,947	2,770	3,539	—	—	19,539
Home equity
800+	2	8	10	7	5	216	4,319	344	4,911
740-799	2	6	7	6	5	180	3,234	331	3,771
680-739	1	6	10	15	8	179	1,632	284	2,135
620-679	—	10	18	21	14	136	402	195	796
<620	1	17	30	29	18	122	105	214	536
Total home equity	6	47	75	78	50	833	9,692	1,368	12,149
Automobile
800+	1,056	812	424	312	169	62	—	—	2,835
740-799	1,514	1,022	531	344	172	59	—	—	3,642
680-739	1,347	889	461	282	138	47	—	—	3,164
620-679	669	484	259	157	84	32	—	—	1,685
<620	140	242	189	137	79	34	—	—	821
No FICO available(1)	2	—	—	—	—	4	—	—	6
Total automobile	4,728	3,449	1,864	1,232	642	238	—	—	12,153
Education
800+	1,817	1,363	849	781	578	777	—	—	6,165
740-799	1,797	1,009	541	387	251	423	—	—	4,408
680-739	450	294	173	127	90	221	—	—	1,355
620-679	26	35	33	28	25	95	—	—	242
<620	2	5	10	10	8	41	—	—	76
No FICO available(1)	2	—	—	—	—	60	—	—	62
Total education	4,094	2,706	1,606	1,333	952	1,617	—	—	12,308
Other retail
800+	461	380	163	77	15	44	341	—	1,481
740-799	620	460	184	81	19	31	638	2	2,035
680-739	495	302	111	48	10	13	561	5	1,545
620-679	248	104	37	14	3	5	174	7	592
<620	24	30	17	6	1	3	77	8	166
No FICO available(1)	54	1	—	—	—	—	272	2	329
Total other retail	1,902	1,277	512	226	48	96	2,063	24	6,148
Total retail
800+	6,023	4,448	2,084	2,306	2,382	2,854	4,660	344	25,101
740-799	6,864	3,630	1,661	1,345	1,190	1,597	3,872	333	20,492
680-739	3,077	1,842	917	644	541	918	2,193	289	10,421
620-679	1,040	727	391	276	192	491	576	202	3,895
<620	179	322	281	240	156	385	182	222	1,967
No FICO available(1)	59	3	1	5	1	78	272	2	421
Total retail	$17,242	$10,972	$5,335	$4,816	$4,462	$6,323	$11,755	$1,392	$62,297
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 107

Nonaccrual and Past Due Assets
Nonaccrual loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status when full payment of principal and interest is in doubt, unless the loan is both well secured and in the process of collection.
When the Company places a loan on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and amortization of any net deferred fees is suspended. Interest collections on nonaccrual loans and leases for which the ultimate collectability of principal is uncertain are generally applied to first reduce the carrying value of the asset. Otherwise, interest income may be recognized to the extent of the cash received. A loan or lease may be returned to accrual status if (i) principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest, (ii) the loan or lease has otherwise become well-secured and in the process of collection, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and the Company is reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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
Residential mortgages are generally placed on nonaccrual status when past due 120 days, or sooner if determined to be collateral dependent, unless repayment of the loan is fully or partially guaranteed by the FHA, VA or USDA. Credit card balances are placed on nonaccrual status when past due 90 days or more and are restored to accruing status if they subsequently become less than 90 days past due. All other retail loans are generally placed on nonaccrual status when past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Loans less than 90 days past due may be placed on nonaccrual status upon the death of the borrower, fraud or bankruptcy.

Citizens Financial Group, Inc. | 108

The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of December 31, 2021 and 2020:

	December 31, 2021
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual(2)	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,247	$47	$26	$9	$171	$44,500	$36
Commercial real estate	14,247	6	—	—	11	14,264	1
Leases	1,570	14	1	—	1	1,586	—
Total commercial	60,064	67	27	9	183	60,350	37
Residential mortgages(1)	21,918	102	52	549	201	22,822	137
Home equity	11,745	38	12	—	220	12,015	186
Automobile	14,324	131	39	—	55	14,549	22
Education	12,926	34	13	1	23	12,997	2
Other retail	5,331	40	23	16	20	5,430	2
Total retail	66,244	345	139	566	519	67,813	349
Total	$126,308	$412	$166	$575	$702	$128,163	$386

	December 31, 2020
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual(2)	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,666	$198	$9	$20	$280	$44,173	$56
Commercial real estate	14,475	1	—	—	176	14,652	2
Leases	1,956	9	—	1	2	1,968	—
Total commercial	60,097	208	9	21	458	60,793	58
Residential mortgages(1)	19,272	55	15	30	167	19,539	96
Home equity	11,799	54	20	—	276	12,149	207
Automobile	11,870	157	54	—	72	12,153	17
Education	12,245	31	12	2	18	12,308	2
Other retail	6,045	39	28	8	28	6,148	—
Total retail	61,231	336	129	40	561	62,297	322
Total	$121,328	$544	$138	$61	$1,019	$123,090	$380
(1) 90+ days past due and accruing includes $544 million and $21 million of loans fully or partially guaranteed by the FHA, VA and USDA at December 31, 2021 and 2020, respectively.
(2) Beginning in 2021, nonaccrual loans and leases are no longer aged relative to their delinquency status. Prior period has been adjusted to conform with the current period presentation.
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
Collateral values for residential mortgage and home equity loans are based on refreshed valuations which are updated at least every 90 days less estimated costs to sell. At December 31, 2021 and 2020, the Company had collateral-dependent residential mortgage and home equity loans totaling $542 million and $552 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At December 31, 2021 and 2020, the Company had collateral-dependent commercial loans totaling $103 million and $206 million, respectively.

Citizens Financial Group, Inc. | 109

The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $142 million and $119 million as of December 31, 2021 and 2020, respectively.
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
Retail and commercial loans whose contractual terms have been modified in a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Retail loans that were discharged in bankruptcy and not reaffirmed by the borrower are deemed to be collateral-dependent TDRs and are generally charged off to the fair value of the collateral, less cost to sell, and less amounts recoverable under a government guarantee (if any). Cash receipts on nonaccrual impaired loans, including nonaccrual loans involved in TDRs, are generally applied to reduce the unpaid principal balance. Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Income on these loans may be recognized on a cash basis if management believes that the remaining book value of the loan is realizable. Nonaccrual TDRs that meet the guidelines above for accrual status can be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition, and if they have been current for at least six months.
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
In 2020, Citizens implemented various retail and commercial loan modification programs to provide borrowers relief from the economic impacts of COVID-19. The CARES Act and bank regulatory agencies provided guidance stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. In accordance with the CARES Act, Citizens elected to not apply TDR classification to any COVID-19 related loan modification performed after March 1, 2020 through December 31, 2021 for borrowers who were current as of December 31, 2019 or the date of their loan modification. In addition, for loans modified in response to the COVID-19 pandemic and associated lockdowns that were not eligible for relief from TDR classification under the CARES Act, the Company elected to apply the guidance issued by the bank regulatory agencies. Under this guidance, loans with up to six months of deferred principal and interest to borrowers who were current as of March 1, 2020 or the date of their loan modification are not classified as TDRs.
For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

Citizens Financial Group, Inc. | 110

The following tables summarize loans modified during the years ended December 31, 2021, 2020 and 2019. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		December 31, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	44	$—	$44	$123	$167
Total commercial	44	—	44	123	167
Residential mortgages	922	21	137	60	218
Home equity	412	5	11	13	29
Automobile	1,463	2	—	15	17
Education	807	—	—	26	26
Other retail	2,291	9	—	2	11
Total retail	5,895	37	148	116	301
Total	5,939	$37	$192	$239	$468

		December 31, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	70	$—	$107	$325	$432
Commercial real estate	1	—	7	—	7
Total commercial	71	—	114	325	439
Residential mortgages	473	39	34	13	86
Home equity	723	12	12	23	47
Automobile	3,236	2	1	47	50
Education	465	—	—	10	10
Other retail	2,591	10	—	2	12
Total retail	7,488	63	47	95	205
Total	7,559	$63	$161	$420	$644

		December 31, 2019
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	85	$—	$5	$210	$215
Commercial real estate	1	—	—	—	—
Total commercial	86	—	5	210	215
Residential mortgages	242	12	10	17	39
Home equity	722	20	11	26	57
Automobile	1,431	3	—	17	20
Education	272	—	—	7	7
Other retail	3,739	18	—	2	20
Total retail	6,406	53	21	69	143
Total	6,492	$53	$26	$279	$358
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
Modified TDRs resulted in charge-offs of $6 million, $51 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Unfunded commitments related to TDRs were $56 million and $49 million at December 31, 2021 and 2020, respectively.

Citizens Financial Group, Inc. | 111

The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Commercial TDRs	$23	$54	$1
Retail TDRs(1)	95	46	37
Total	$118	$100	$38
(1) Includes $61 million, $16 million and $9 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the years ended December 31, 2021, 2020 and 2019, respectively.
Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2021 and 2020, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial loan or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
NOTE 7 - PREMISES, EQUIPMENT AND SOFTWARE
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease (including renewal options if exercise of those options is reasonably assured) or their estimated useful life, whichever is shorter.
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
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2021	2020
Land and land improvements	10 - 75	$101	$102
Buildings and leasehold improvements	5 - 60	805	800
Furniture, fixtures and equipment	4 - 20	589	644
Construction in progress		77	50
Total premises and equipment, gross		1,572	1,596
Accumulated depreciation		(804)	(837)
Total premises and equipment, net		$768	$759
Depreciation charged to noninterest expense totaled $98 million, $110 million and $116 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is presented in the Consolidated Statements of Operations in either occupancy or equipment expense, as applicable.

Citizens Financial Group, Inc. | 112

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
Citizens had capitalized software assets of $2.3 billion and $2.2 billion and related accumulated amortization of $1.5 billion and $1.3 billion as of December 31, 2021 and 2020, respectively. Amortization expense was $235 million, $215 million and $194 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The estimated future amortization expense for capitalized software assets is presented below.

Year	(in millions)
2022	$209
2023	180
2024	153
2025	112
2026	45
Thereafter	22
Total(1)	$721
(1) Excluded from this balance is $154 million of in-process software at December 31, 2021.

NOTE 8 - MORTGAGE BANKING AND OTHER
The Company sells residential mortgages into the secondary market. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company may exercise its option to repurchase eligible government guaranteed residential mortgages or may be obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking income.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash proceeds from residential mortgage loans sold with servicing retained	$37,039	$33,221	$20,430
Repurchased residential mortgages(1)	1,381	—	—
Gain on sales(2)	382	895	251
Contractually specified servicing, late and other ancillary fees(2)	247	227	208
(1) Includes government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. MSRs are initially recorded at fair value. Subsequent to the initial recognition, MSRs are measured using either the fair value method or the amortization method. Effective January 1, 2020, the Company elected to account for all MSRs previously accounted for under the amortization method under the fair value method. Upon election, the Company recognized a cumulative effect adjustment to retained earnings of $6 million, net of taxes, equal to the difference between the carrying value of the MSRs and the fair value. Under the fair value method, the MSRs are recorded at fair value at each reporting date with any changes in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of residential

Citizens Financial Group, Inc. | 113

mortgage loans related to our MSR was $90.2 billion and $81.2 billion as of December 31, 2021 and 2020, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(in millions)	2021	2020
Fair value as of beginning of the period	$658	$642
Transfers upon election of fair value method(1)	—	190
Fair value as of beginning of the period, adjusted	658	832
Amounts capitalized	419	324
Changes in unpaid principal balance during the period(2)	(212)	(196)
Changes in fair value during the period(3)	164	(302)
Fair value at end of the period	$1,029	$658
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
The sensitivity analysis below presents the impact to the current MSR fair value of an immediate 10% and 20% adverse change in key economic assumptions. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is largely dependent upon movements in market interest rates.

(dollars in millions)	December 31, 2021	December 31, 2020
Fair value	$1,029	$658
Weighted average life (years)	6.4	4.2
Weighted average constant prepayment rate	10.7%	17.3%
Decline in fair value from 10% adverse change	$45	$43
Decline in fair value from 20% adverse change	$87	$92
Weighted average option adjusted spread	596 bps	595 bps
Decline in fair value from 10% adverse change	$25	$14
Decline in fair value from 20% adverse change	$50	$29

The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 14 for additional information.
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	December 31, 2021	December 31, 2020
Education	$761	$974
Commercial and industrial(1)	80	51
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.

Citizens Financial Group, Inc. | 114

NOTE 9 - LEASES
Citizens as Lessee
The Company determines if an arrangement is a lease at inception and records a right-of-use asset and a corresponding lease liability. A right-of-use asset represents the value of the Company’s contractual right to use an underlying leased asset and a lease liability represents the Company’s contractual obligation to make payments on the same underlying leased asset. Operating and finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the non-cancelable lease term. As most of the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
In the normal course of business, the Company leases both equipment and real estate, including office and branch space. Lease terms predominantly range from one year to ten years and may include options to extend the lease, terminate the lease, or purchase the underlying asset at the end of the lease. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. The Company has lease agreements that contain lease and non-lease components and for certain real estate leases, these components are accounted for as a single lease component.
Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets and are recognized in occupancy expense in the Company’s Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company may also enter into subleases with third parties for certain leased real estate properties that are no longer occupied.
The components of operating lease cost are presented below.

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating lease cost	$161	$165	$165
Short-term lease cost	1	4	10
Variable lease cost	8	8	7
Sublease income	(4)	(4)	(3)
Total	$166	$173	$179
Operating lease cost is recognized on a straight line basis over the lease term and is recorded in occupancy, equipment and software expense, and other income on the Consolidated Statements of Operations.
Supplemental Consolidated Balance Sheet information related to the Company’s operating lease arrangements is presented below:

(in millions)	December 31, 2021	December 31, 2020	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$766	$800	Other assets
Operating lease liabilities	800	835	Other liabilities
Supplemental information related to the Company’s operating lease arrangements is presented below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$163	$167	$164
Right-of-use assets in exchange for new operating lease liabilities	79	268	117
The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 is seven years and 2.34%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 is eight years and 2.48%, respectively.

Citizens Financial Group, Inc. | 115

At December 31, 2021, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31.

(in millions)	Operating Leases
2022	$157
2023	151
2024	129
2025	106
2026	78
Thereafter	258
Total lease payments	879
Less: Interest	79
Present value of lease liabilities	$800
Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $244 million and $153 million as of December 31, 2021 and 2020, respectively. Operating lease rental income for leased assets where Citizens is the lessor is recognized in other income on a straight-line basis over the lease term.
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
For discussion of direct finance and sales-type leases where Citizens is lessor, refer to Note 5.
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
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
Under the quantitative impairment assessment, the fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. Citizens relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks to corroborate the value determined by the discounted cash flow method. Citizens relies on several

Citizens Financial Group, Inc. | 116

assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, as well as projected loan loss, income tax and capital retention rates.
For the year ended December 31, 2021, Citizens performed a quantitative analysis to determine whether the fair value of either of its reporting units was less than the respective reporting unit’s carrying value. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit is based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP and inflation. As a result of this quantitative assessment, the Company determined that there was no impairment to the carrying value of the Company's goodwill as of December 31, 2021.
Changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020 are presented below.

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2019	$2,258	$4,786	$7,044
Business acquisition	—	6	6
Balance at December 31, 2020	$2,258	$4,792	$7,050
Business acquisitions	—	66	66
Balance at December 31, 2021	$2,258	$4,858	$7,116
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2021 and 2020. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2021 and 2020. No impairment was recorded for the years ended December 31, 2021, 2020 or 2019.
Other Intangibles
Other intangible assets are recognized separately from goodwill if the asset arises as a result of contractual rights or if the asset is capable of being separated and sold, transferred or exchanged. Intangible assets are recorded in other assets on the Consolidated Balance Sheets. Intangible assets are amortized on a straight-line basis and subject to an annual impairment evaluation. Amortization expense is recorded in other operating expense in our Consolidated Statements of Operations.
A summary of the carrying value of intangible assets is presented below.

		December 31, 2021			December 31, 2020
(in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired technology	5 - 7	$21	$11	$10	$21	$7	$14
Acquired relationships	2 - 15	53	14	39	38	10	28
Naming Rights	10	10	3	7	11	2	9
Other	2 - 7	13	5	8	13	6	7
Total		$97	$33	$64	$83	$25	$58
As of December 31, 2021, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $11 million for the years ended December 31, 2021, 2020 and 2019. The Company’s projection of amortization expense is based on balances as of December 31, 2021. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

(in millions)	Total
2022	$20
2023	12
2024	7
2025	7
2026	6

Citizens Financial Group, Inc. | 117

NOTE 11 - VARIABLE INTEREST ENTITIES
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
A summary of these investments is presented below:

	December 31,
(in millions)	2021	2020
Lending to special purpose entities included in loans and leases	$2,646	$1,295
LIHTC investment included in other assets	1,978	1,687
LIHTC unfunded commitments included in other liabilities	927	875
Investment in asset-backed securities included in HTM securities	737	893
Renewable energy investments included in other assets	429	403
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the lending facilities had aggregate unpaid principal balances of $2.6 billion and $1.3 billion, respectively, and undrawn commitments to extend credit of $1.9 billion and $1.5 billion, respectively.
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

Citizens Financial Group, Inc. | 118

The following table presents other information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2021	2020	2019
Tax credits included in income tax expense	$202	$159	$128
Other tax benefits included in income tax expense	48	38	32
Total tax benefits included in income tax expense	250	197	160
Less: Amortization included in income tax expense	208	168	137
Net benefit from affordable housing tax credit investments included in income tax expense	$42	$29	$23
No LIHTC investment impairment losses were recognized during the years ended December 31, 2021, 2020 and 2019.
Asset-backed securities
The Company’s investment in asset-backed securities are collateralized by education loans sold to a third-party sponsored VIE during the year ended December 31, 2020. Citizens acts as primary servicer for the sold educational loans and receives a servicing fee. A third-party special servicer is responsible for all loans that become significantly delinquent.
As of December 31, 2021, the Company concluded that both their investment in asset-backed securities, as well as the primary servicing fee, are considered variable interests in the VIE as there is a possibility, even if remote, that would result in either the Company’s interest in the asset-backed securities or the primary servicing fee absorbing some of the losses of the VIE. However, Citizens did not control the determination of the assets purchased by the VIE and does not control the servicing activities on significantly delinquent loans. Since these activities significantly impact the economic performance of the VIE, the Company has concluded that Citizens is not the primary beneficiary. Accordingly, Citizens does not consolidate the VIE and accounts for its investment in the asset-backed securities as HTM securities on the Consolidated Balance Sheets.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation). As a tax equity investor, Citizens does not have the power to direct the activities which most significantly affect the performance of these entities and therefore is not the primary beneficiary of any renewable energy entities. Accordingly, Citizens does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
NOTE 12 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.
The following table presents the major components of deposits:

	December 31,
(in millions)	2021	2020
Demand	$49,443	$43,831
Money market accounts	47,216	48,569
Checking with interest	30,409	27,204
Regular savings	22,030	18,044
Term deposits	5,263	9,516
Total deposits	$154,361	$147,164

Citizens Financial Group, Inc. | 119

The following table presents the maturity distribution by year of term deposits as of December 31, 2021:

(in millions)
2022	$4,420
2023	484
2024	215
2025	116
2026	25
2027 and thereafter	3
Total	$5,263
The following table presents the remaining maturities of term deposits with a denomination of $250,000 or more at December 31, 2021:

(in millions)
Three months or less	$1,298
After three months through six months	140
After six months through twelve months	154
After twelve months	101
Total term deposits	$1,693
NOTE 13 - BORROWED FUNDS
Short-term borrowed funds
The following table presents a summary of the Company’s short-term borrowed funds.

	December 31,
(in millions)	2021	2020
Securities sold under agreements to repurchase	$1	$231
Other short-term borrowed funds	73	12
Total short-term borrowed funds	$74	$243

Citizens Financial Group, Inc. | 120

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(in millions)	2021	2020
Parent Company:
2.375% fixed-rate senior unsecured debt, due July 2021(1)	$—	$350
4.150% fixed-rate subordinated debt, due September 2022(2)(3)	168	182
3.750% fixed-rate subordinated debt, due July 2024(2)(3)	90	159
4.023% fixed-rate subordinated debt, due October 2024(2)(3)	17	25
4.350% fixed-rate subordinated debt, due August 2025(2)(3)	133	193
4.300% fixed-rate subordinated debt, due December 2025(2)(3)	336	450
2.850% fixed-rate senior unsecured notes, due July 2026	498	497
2.500% fixed-rate senior unsecured notes, due February 2030	298	297
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031(2)	69	—
4.300% fixed-rate reset subordinated debt, due February 2031(2)	135	—
4.350% fixed-rate reset subordinated debt, due February 2031(2)	60	—
2.638% fixed-rate subordinated debt, due September 2032(3)	550	543
CBNA’s Global Note Program:
2.550% senior unsecured notes, due May 2021	—	1,003
3.250% senior unsecured notes, due February 2022	700	716
0.845% floating-rate senior unsecured notes, due February 2022(4)	300	299
0.932% floating-rate senior unsecured notes, due May 2022(4)	250	250
2.650% senior unsecured notes, due May 2022	503	510
3.700% senior unsecured notes, due March 2023	512	527
1.170% floating-rate senior unsecured notes, due March 2023(4)	250	249
2.250% senior unsecured notes, due April 2025	746	746
3.750% senior unsecured notes, due February 2026	524	551
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.852% weighted average rate, due through 2041	19	19
Other	29	35
Total long-term borrowed funds	$6,932	$8,346
(1) Notes were redeemed on June 28, 2021.
(2) December 31, 2021 balances reflect the February 2021 completion of $265 million in private exchange offers for five series of outstanding subordinated notes whereby participants received newly issued 3.750%, 4.300%, and 4.350% fixed-rate reset subordinated notes due 2031 which are redeemable by the Company five years prior to their maturity.
(3) December 31, 2020 balances reflect the September 2020 completion of (i) $621 million in private exchange offers for five series of outstanding subordinated notes whereby participants received a combination of the Company’s newly issued 2.638% fixed-rate subordinated notes due 2032 and an additional cash payment and (ii) $11 million in related cash tender offers whereby validly tendered and accepted subordinated notes were purchased by Citizens and subsequently cancelled.
(4) Rate disclosed reflects the floating rate as of December 31, 2021, or final floating rate as applicable.
The Parent Company’s long-term borrowed funds as of December 31, 2021 and 2020 included principal balances of $3.2 billion and $3.5 billion, respectively, and unamortized deferred issuance costs and/or discounts of $80 million and $90 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2021 and 2020 included principal balances of $3.8 billion and $4.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $7 million and $11 million, respectively, and hedging basis adjustments of $42 million and $112 million, respectively. See Note 14 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.3 billion and $3.2 billion at December 31, 2021 and 2020, respectively. The Company’s available FHLB borrowing capacity was $15.9 billion and $13.9 billion at December 31, 2021 and 2020, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2021, the Company’s unused secured borrowing capacity was approximately $63.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 121

The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2021:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2022	$168	$1,763	$1,931
2023	—	765	765
2024	107	1	108
2025	469	760	1,229
2026	498	524	1,022
2027 and thereafter	1,857	20	1,877
Total	$3,099	$3,833	$6,932
NOTE 14 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Certain derivatives are cleared through a central clearing house. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC-cleared derivative instruments are typically settled in cash each day based on the prior day value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20.
Derivative assets and liabilities are netted by counterparty on the Consolidated Balance Sheets if a “right of setoff” has been established in a master netting agreement between the Company and the counterparty. This netted derivative asset or liability position is also netted against the fair value of any cash collateral that has been pledged or received in accordance with a master netting agreement.

Citizens Financial Group, Inc. | 122

The following table presents derivative instruments included on the Consolidated Balance Sheets:

	December 31, 2021			December 31, 2020
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$23,450	$12	$2	$22,300	$1	$3
Derivatives not designated as hedging instruments:
Interest rate contracts	142,987	680	174	149,021	1,565	214
Foreign exchange contracts	21,336	263	231	16,789	320	291
Commodities contracts	514	508	505	246	62	61
TBA contracts	7,776	8	8	11,149	8	65
Other contracts	3,555	38	2	8,051	197	—
Total derivatives not designated as hedging instruments		1,497	920		2,152	631
Gross derivative fair values		1,509	922		2,153	634
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(235)	(235)		(182)	(182)
Less: Cash collateral applied(2)		(58)	(490)		(56)	(324)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,216	$197		$1,915	$128
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

Citizens Financial Group, Inc. | 123

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2021	2020	2019	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($72)	$65	$107	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	71	(63)	(107)	Interest expense - long-term borrowed funds
Interest rate swaps hedging fixed rate loans	—	17	(17)	Interest and fees on loans and leases
Hedged fixed rate loans attributable to the risk being hedged	—	(17)	17	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	68	(104)	8	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(68)	104	(8)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2021		December 31, 2020
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$6,042	$—	$10,869	$—
Carrying amount of hedged liabilities	—	2,239	—	3,307
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	29	42	96	112
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $6.0 billion and $10.9 billion as of December 31, 2021 and 2020, respectively) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019.
Cash Flow Hedges
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $36 million in pre-tax net gains on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2021.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	Amounts Recognized for the Year Ended December 31,
(in millions)	2021	2020	2019
Amount of pre-tax net gains (losses) recognized in OCI	($66)	$130	$138
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	183	184	(68)
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(48)	(35)	11

Derivatives not designated as hedging instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and

Citizens Financial Group, Inc. | 124

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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(in millions)	2021	2020	2019
Economic hedge type:
Customer interest rate contracts	($374)	$1,234	$687	Foreign exchange and interest rate products
Derivatives hedging interest rate risk	401	(1,188)	(620)	Foreign exchange and interest rate products
Customer foreign exchange contracts	(207)	216	(166)	Foreign exchange and interest rate products
Derivatives hedging foreign exchange risk	305	(263)	200	Foreign exchange and interest rate products
Customer commodity contracts	779	(9)	—	Foreign exchange and interest rate products
Derivatives hedging commodity price risk	(770)	13	—	Foreign exchange and interest rate products
Residential loan commitments	(208)	179	8	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	152	(50)	20	Mortgage banking fees
Derivative contracts used to hedge residential MSRs(1)	(150)	311	134	Mortgage banking fees
Total	($72)	$443	$263
(1) Includes ($5) million related to interest rate derivative contracts used to hedge residential MSRs valued at the lower of cost or market for the year ended December 31, 2019.
NOTE 15 - EMPLOYEE BENEFITS
Pension Plans
Citizens maintains a non-contributory pension plan (the “Qualified Plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Qualified Plan are based on employees’ years of service and highest 5-year average of eligible compensation. The Qualified Plan is funded on a current basis, in compliance with the requirements of ERISA. Citizens also provides an unfunded, non-qualified supplemental retirement plan (the “Non-Qualified Plan”), which was closed and frozen effective December 31, 2012. The Company’s Qualified Plan and Non-Qualified Plan are collectively referred to as the Company’s “Pension Plans”. The Pension Plans’ investments include equity-oriented and fixed income-oriented investments including, but not limited to, government obligations, corporate bonds, and common and collective equity and fixed income funds.

Citizens Financial Group, Inc. | 125

The following table presents changes in the fair value of the Company’s Pension Plans’ assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plan		Non-Qualified Plan
(in millions)	2021	2020	2021	2020
Fair value of plan assets as of January 1	$1,343	$1,246	$—	$—
Actual return on plan assets	125	165	—	—
Employer contributions	—	—	8	8
Benefits and administrative expenses paid	(78)	(68)	(8)	(8)
Fair value of plan assets as of December 31	1,390	1,343	—	—
Projected benefit obligation	1,083	1,157	99	105
Pension asset (obligation)	$307	$186	($99)	($105)
Accumulated benefit obligation	$1,083	$1,157	$99	$105
The Company’s projected benefit obligation decreased for the year ending December 31, 2021 due to an actuarial gain and benefits paid exceeded the interest cost on remaining obligations. Citizens recognized actuarial gains and losses on the Pension Plans in AOCI resulting in an ending balance of $465 million and $571 million at December 31, 2021 and 2020, respectively.
Citizens does not plan to contribute to the Qualified Plan in 2022. No contributions were made to the Qualified Plan in 2021 or 2020. Citizens expects to contribute $8 million to the Non-Qualified Plan in 2022 and contributed $8 million to the Non-Qualified Plan in 2021 and 2020.
The following table presents other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net periodic pension cost (income)	($31)	($22)	($5)
Net actuarial loss (gain)	(74)	37	(49)
Amortization of prior service credit	—	—	—
Amortization of net actuarial loss	(17)	(17)	(19)
Settlement	(15)	—	—
Total gain (loss) recognized in other comprehensive income (loss)	(106)	20	(68)
Total (loss) gain recognized in net periodic pension cost (income) and other comprehensive income (loss)	($137)	($2)	($73)
Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method. During 2021, lump sum payments made under the Qualified Plan triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the Qualified Plan and recognized a settlement loss.
The following table presents the components of net periodic pension (income) cost for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plan			Non-Qualified Plan			Total
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	31	37	41	3	3	4	34	40	45
Expected return on plan assets	(85)	(82)	(72)	—	—	—	(85)	(82)	(72)
Amortization of actuarial loss	14	14	17	3	3	2	17	17	19
Settlement	15	—	—	—	—	—	15	—	—
Net periodic pension (income) cost(1)	($22)	($28)	($11)	$6	$6	$6	($16)	($22)	($5)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits, and all other components of net periodic pension (income) cost are presented in other operating expense.

Citizens Financial Group, Inc. | 126

The following table presents the expected future benefit payments for the Company’s Pension Plans:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2022	$70
December 31, 2023	68
December 31, 2024	68
December 31, 2025	69
December 31, 2026	69
December 31, 2027 - 2031	339
401(k) Plan
Citizens sponsors a 401(k) Plan under which employee tax-deferred/Roth after-tax contributions to the 401(k) Plan are matched by the Company after completion of one year of service. Contributions for substantially all employees are matched at 100% up to an overall limitation of 4% on a pay period basis. In addition, substantially all employees will receive an additional 1% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts expensed by the Company were $63 million in 2021 compared to $78 million in 2020 and $72 million in 2019.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2019	($143)	($490)	($463)	($1,096)
Other comprehensive income (loss) before reclassifications	103	501	—	604
Amounts reclassified to the Consolidated Statements of Operations	43	(15)	48	76
Net other comprehensive income (loss)	146	486	48	680
Cumulative effect of change in accounting principle	—	5	—	5
Balance at December 31, 2019	$3	$1	($415)	($411)
Other comprehensive income (loss) before reclassifications	97	382	—	479
Amounts reclassified to the Consolidated Statements of Operations	(111)	(3)	(14)	(128)
Net other comprehensive income (loss)	(14)	379	(14)	351
Balance at December 31, 2020	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	(49)	(528)	—	(577)
Amounts reclassified to the Consolidated Statements of Operations	(101)	(8)	81	(28)
Net other comprehensive income (loss)	(150)	(536)	81	(605)
Balance at December 31, 2021	($161)	($156)	($348)	($665)
Primary location in the Consolidated Statement of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 127

NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			December 31,
			2021			2020
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series A	$1,000		—		$—	250,000	$247
Series B	1,000		300,000		296	300,000	296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	—	—
Total			2,050,000		$2,014	2,000,000	$1,965
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
On June 11, 2021, the Company issued $300 million, or 300,000 shares, of 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series G Preferred Stock”). As a result of this issuance, the Company received net proceeds of $296 million after the underwriting discount and other expenses. The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. The Series G Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after October 6, 2026 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series G Preferred Stock without obtaining the prior approval of the FRB if then required under applicable capital guidelines. Except in limited circumstances, the Series G Preferred Stock does not have any voting rights.
On July 6, 2021, the Company redeemed all outstanding shares of the 5.500% fixed-to-floating rate non-cumulative perpetual Series A Preferred Stock.

Citizens Financial Group, Inc. | 128

    The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2021:

(in millions, except per share and share data)
Preferred Stock(1)	Issue Date	Number of Shares Issued	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. LIBOR plus 3.003% beginning July 6, 2023
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.157% beginning April 6, 2024
Series D	January 29, 2019	300,000(4)	Quarterly beginning April 6, 2019 until April 6, 2024	6.350% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. LIBOR plus 3.642% beginning April 6, 2024
Series E	October 28, 2019	450,000(5)	Quarterly beginning January 6, 2020	5.000%	January 6, 2025
Series F	June 4, 2020	400,000	Quarterly beginning October 6, 2020 until October 6, 2025	5.650% until October 6, 2025	October 6, 2025
			Quarterly beginning January 6, 2026	5 Yr. US Treasury rate plus 5.313% beginning October 6, 2025
Series G	June 11, 2021	300,000	Quarterly beginning October 6, 2021 until October 6, 2026	4.000% until October 6, 2026	October 6, 2026
			Quarterly beginning January 6, 2027	5 Yr. US Treasury rate plus 3.215% beginning October 6, 2026
(1) Series B through D are non-cumulative fixed-to-floating rate perpetual preferred stock, Series E is non-cumulative fixed-rate perpetual preferred stock, and Series F and G are non-cumulative fixed-rate reset perpetual preferred stock. Except in limited circumstances, each series of preferred stock does not have voting rights.
(2) Dividends are payable when, and if, declared by the Company’s Board of Directors or an authorized committee thereof.
(3) Redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after the date stated, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event as defined in the applicable certificate of designations, in each case at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Under current rules, any redemption is subject to approval by the FRB.
(4) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(5) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
Dividends

	Year Ended December 31,
	2021			2020			2019
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.56	$670	$670	$1.56	$672	$672	$1.36	$617	$617
Preferred stock
Series A	$20.99	$5	$8	$62.59	$15	$13	$55.00	$14	$14
Series B	60.00	18	18	60.00	18	18	60.00	18	20
Series C	63.75	19	19	63.75	19	19	63.75	19	18
Series D	63.50	18	18	63.50	19	19	59.45	18	13
Series E	50.00	23	23	50.00	23	21	9.44	4	—
Series F	56.50	23	23	33.27	13	8	—	—	—
Series G	22.78	7	4	—	—	—	—	—	—
Total preferred stock		$113	$113		$107	$98		$73	$65
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the years ended December 31, 2021 and 2020, the Company paid $295 million to repurchase 6,455,636 common shares and paid $270 million to repurchase 7,548,655 common shares, respectively.

Citizens Financial Group, Inc. | 129

NOTE 18 - SHARE-BASED COMPENSATION
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
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. Certain employees of the Company hold time-based restricted stock units and performance-based restricted stock units granted under this plan. Time-based restricted stock units granted generally become vested ratably over a 3-year period and performance-based restricted stock units granted generally become vested in a single installment at the end of a 3-year performance period, depending on the level of performance achieved during such period relative to established targets. If a dividend is paid on shares underlying the awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to common stockholders generally.
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. Non-employee directors receive grants of time-based restricted stock units under this plan as compensation for their services. Restricted stock units granted to directors are fully vested on the grant date, with settlement of the awards deferred until a director’s cessation of service. If a dividend is paid on the shares underlying awards prior to the date such shares are distributed, they are reinvested into additional restricted stock units.
Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. Citizens also maintains the Citizens Financial Group, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees an opportunity to purchase its common stock at a 10% discount. Participants may contribute up to 10% of eligible compensation to the ESPP and may purchase up to $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly, with shares of CFG common stock purchased on the last day of each quarter at a 10% discount from the fair market value (fair market value under the plan is defined as the closing price on the day of purchase). Prior to the date the shares are purchased, participants do not have any rights or privileges as a stockholder with respect to shares to be purchased at the end of the offering period.
Stock Option Activity
Under the terms of the merger agreement with JMP, Citizens granted stock option awards to replace awards previously granted by JMP that were outstanding as of November 15, 2021. A share conversion ratio of 6:1 was applied to convert JMP’s outstanding equity awards into CFG awards and the strike prices of replacement stock options were also adjusted to reflect this exchange ratio, in accordance with the merger agreement. Converted awards retain the same terms and conditions they had prior to the merger, except that Citizens shares will be issued upon the settlement or exercise.
The fair value of the awards being replaced and replacement awards were measured using a simple lattice model as of the date of the merger. The portion of the fair value of the awards being replaced which was attributable to pre-combination service was included as a component of the consideration paid in the merger. The portion attributable to post-combination service, in addition to any increased value of replacement awards over the awards being replaced, was recognized as stock-based compensation expense over each award’s remaining service period.
There were no stock options granted during the years ended December 31, 2021, 2020 and 2019, except for stock option awards that were converted into Citizens awards in conjunction with the JMP acquisition on November 15, 2021.

Citizens Financial Group, Inc. | 130

The following table presents a summary of the Company’s outstanding and exercisable stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1. 2021	—	$—	—	$—
Assumed	249,861	19.45	—	—
Granted	—	—	—	—
Exercised	(4,000)	19.45	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2021	245,861	19.45	3.1	7
Exercisable at December 31, 2021	34,856	$19.45	3.1	$1
As of December 31, 2021, the aggregate intrinsic value of both outstanding and exercisable stock options was $7 million and $1 million, respectively.
Summary of Share-Based Plans Activity
The following table presents the activity related to the Company’s share-based plans (excluding the ESPP):

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price
Outstanding, January 1	3,496,231	$34.37	3,000,224	$36.71	2,893,281	$34.04
Assumed	82,013	49.95	—	—	—	—
Granted	1,417,370	44.97	1,947,902	32.64	1,677,167	36.21
Vested & Distributed	(1,400,722)	38.88	(1,384,091)	38.59	(1,518,836)	32.21
Forfeited	(91,936)	35.00	(67,804)	35.89	(51,388)	38.29
Outstanding, December 31	3,502,956	$38.23	3,496,231	$34.37	3,000,224	$36.71
There are 44,911,455 shares of Company common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 4,547,955 shares available for awards under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
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
Share-based compensation expense (including ESPP) was $59 million, $48 million, and $55 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the total unrecognized compensation expense for nonvested equity awards granted was $53 million. This expense is expected to be recognized over a weighted-average period of approximately two years. No share-based compensation costs were capitalized during the years ended December 31, 2021, 2020 and 2019.
Citizens recognized income tax benefits related to share-based compensation arrangements of $12 million, $8 million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Citizens Financial Group, Inc. | 131

NOTE 19 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2021	2020
Commitments to extend credit	$84,206	$74,160
Letters of credit	1,998	2,239
Risk participation agreements	39	98
Loans sold with recourse	82	54
Marketing rights	26	29
Total	$86,351	$76,580
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At December 31, 2021, the remaining terms on these RPAs ranged from less than one year to eight years.

Citizens Financial Group, Inc. | 132

Contingencies
The Company operates in a legal and regulatory environment that exposes it to potentially significant risks. A certain amount of litigation ordinarily results from the nature of the Company’s banking and other businesses. The Company is a party to legal proceedings, including class actions. The Company is also the subject of investigations, reviews, subpoenas, and regulatory matters arising out of its normal business operations, which, in some instances, relate to concerns about fair lending, unfair and/or deceptive practices, and mortgage-related issues. In addition, the Company engages in discussions with relevant governmental and regulatory authorities on a regular and ongoing basis regarding various issues, and any issues discussed or identified may result in investigatory or other action being taken. Litigation and regulatory matters may result in settlements, damages, fines, penalties, public or private censure, increased costs, required remediation, restrictions on business activities, or other impacts on the Company.
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
NOTE 20 - FAIR VALUE MEASUREMENTS
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

Citizens Financial Group, Inc. | 133

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2021			December 31, 2020
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$2,657	$2,591	$66	$3,416	$3,260	$156
Commercial and industrial, and commercial real estate loans held for sale, at fair value	76	79	(3)	148	153	(5)
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
Residential mortgage loans accounted for under the fair value option are initially measured at fair value when the financial asset is originated or purchased. Subsequent changes in fair value are recognized in mortgage banking fees on the Consolidated Statements of Operations.
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

Citizens Financial Group, Inc. | 134

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
Debt securities available for sale
The fair value of debt securities classified as AFS is based upon quoted prices, if available. Where observable quoted prices are available in an active market, the security is classified as Level 1 in the fair value hierarchy. Classes of instruments that are valued using this market approach include debt securities issued by the U.S. Treasury. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models. These instruments are classified as Level 2 because they currently trade in active markets and the inputs to the valuations are observable. The pricing models used to value securities generally begin with market prices (or rates) for similar instruments and make adjustments based on the characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of instruments that are valued using this market approach include specified pool mortgage “pass-through” securities, CLOs, and other debt securities issued by U.S. government-sponsored entities and state and political subdivisions. The pricing models used to value securities under the income approach generally begin with the contractual cash flows of each security and make adjustments based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.
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
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices. MSRs are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. The fair value is calculated using a discounted cash flow model which uses assumptions, including weighted-average life, prepayment assumptions and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons

Citizens Financial Group, Inc. | 135

to market transactions. In addition, the MSR Policy is approved by the Asset Liability Committee. Refer to Note 8 for more information.
Derivatives
The vast majority of the Company’s derivatives portfolio is composed of “plain vanilla” interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., LIBOR or Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Citizens also considers certain adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. Citizens incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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

Citizens Financial Group, Inc. | 136

Equity Securities, at fair value
The fair value of money market mutual fund investments is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$24,847	$—	$24,847	$—
Collateralized loan obligations	1,207	—	1,207	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	11	11	—	—
Total debt securities available for sale	26,067	11	26,056	—
Loans held for sale, at fair value:
Residential loans held for sale	2,657	—	2,657	—
Commercial loans held for sale	76	—	76	—
Total loans held for sale, at fair value	2,733	—	2,733	—
Mortgage servicing rights	1,029	—	—	1,029
Derivative assets:
Interest rate contracts	692	—	692	—
Foreign exchange contracts	263	—	263	—
Commodities contracts	508	—	508	—
TBA contracts	8	—	8	—
Other contracts	38	—	—	38
Total derivative assets	1,509	—	1,471	38
Equity securities, at fair value(1)	102	95	7	—
Total assets	$31,440	$106	$30,267	$1,067
Derivative liabilities:
Interest rate contracts	$176	$—	$176	$—
Foreign exchange contracts	231	—	231	—
Commodities contracts	505	—	505	—
TBA contracts	8	—	8	—
Other contracts	2	—	2	—
Total derivative liabilities	922	—	922	—
Total liabilities	$922	$—	$922	$—
(1) Excludes investments of $7 million that are measured at fair value using the net asset value per share (or its equivalent) practical expedient.

Citizens Financial Group, Inc. | 137

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
The following table presents a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	For the Year Ended December 31,
	2021		2020
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Asset-Backed Securities	Other Derivative Contracts
Beginning balance	$658	$197	$642	$—	$19
Transfers upon election of fair value method(1)	—	—	190	—	—
Beginning balance, adjusted	658	197	832	—	19
Purchases	—	—	—	813	—
Issuances	419	377	324	—	900
Settlements(2)	(212)	(328)	(196)	—	(1,133)
Changes in fair value during the period recognized in earnings(3)	164	(208)	(302)	—	411
Transfer from AFS to HTM(4)	—	—	—	(813)	—
Ending balance	$1,029	$38	$658	$—	$197
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
(4) In October 2020, Citizens concluded that it has the ability and intent to hold these assets to maturity and transferred them to HTM. Refer to Note 11 for additional information.

Citizens Financial Group, Inc. | 138

The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of December 31, 2021
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	9.40-26.32% CPR (10.70% CPR)
		Option adjusted spread	370-1,228 bps (596 bps)
Other derivative contracts	Internal Model	Pull through rate	9.39-100.00% (77.51%)
		MSR value	(17.00)-168.75 bps (96.13 bps)
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
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2021	2020	2019
Collateral-dependent loans	($27)	($82)	($34)

The following table presents assets measured at fair value on a nonrecurring basis:

	December 31, 2021				December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$645	$—	$645	$—	$758	$—	$758	$—

Disclosures about Fair Value of Financial Instruments
The following table presents the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,242	$2,289	$—	$—	$1,505	$1,557	$737	$732
Other loans held for sale	735	735	—	—	—	—	735	735
Loans and leases	128,163	128,156	—	—	645	645	127,518	127,511
Other assets	624	624	—	—	609	609	15	15
Financial liabilities:
Deposits	154,361	154,366	—	—	154,361	154,366	—	—
Short-term borrowed funds	74	74	—	—	74	74	—	—
Long-term borrowed funds	6,932	7,188	—	—	6,932	7,188	—	—

Citizens Financial Group, Inc. | 139

	December 31, 2020
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$3,235	$3,357	$—	$—	$2,342	$2,464	$893	$893
Other loans held for sale	439	439	—	—	—	—	439	439
Loans and leases	123,090	123,678	—	—	758	758	122,332	122,920
Other assets	604	604	—	—	596	596	8	8
Financial liabilities:
Deposits	147,164	147,223	—	—	147,164	147,223	—	—
Short-term borrowed funds	243	243	—	—	243	243	—	—
Long-term borrowed funds	8,346	8,850	—	—	8,346	8,850	—	—
NOTE 21 - NONINTEREST INCOME
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
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$302	$105	$—	$407
Card fees	216	32	—	248
Capital markets fees	—	419	—	419
Trust and investment services fees	239	—	—	239
Other banking fees	—	12	—	12
Total revenue from contracts with customers	$757	$568	$—	$1,325
Total revenue from other sources	466	241	103	810
Total noninterest income	$1,223	$809	$103	$2,135

	Year Ended December 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$301	$100	$—	$401
Card fees	185	31	—	216
Capital markets fees	—	249	—	249
Trust and investment services fees	203	—	—	203
Other banking fees	1	10	—	11
Total revenue from contracts with customers	$690	$390	$—	$1,080
Total revenue from other sources	965	205	69	1,239
Total noninterest income	$1,655	$595	$69	$2,319

Citizens Financial Group, Inc. | 140

	Year Ended December 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$400	$103	$—	$503
Card fees	215	39	—	254
Capital markets fees	—	202	—	202
Trust and investment services fees	202	—	—	202
Other banking fees	1	10	—	11
Total revenue from contracts with customers	$818	$354	$—	$1,172
Total revenue from other sources	338	253	114	705
Total noninterest income	$1,156	$607	$114	$1,877

Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2021. Citizens has elected to exclude disclosure of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed.
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
Capital Markets Fees
Capital markets fees include fees received from leading or participating in loan syndications, bond and equity underwriting services, and advisory fees. Loan syndication and underwriting fees are recognized as revenue at a point in time when the Company has rendered all services to, and is entitled to collect the fee from, the borrower or the issuer, and there are no other contingencies associated with the fee. Underwriting expenses passed through from the lead underwriter are recognized within other operating expense on the Consolidated Statements of Operations. Advisory fees for mergers and acquisitions are recognized over time, while valuation services and fairness opinions are recognized at a point in time upon completion of the advisory service.
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2021, 2020 and 2019, the Company recognized trailing commissions of $16 million, $14 million and $15 million, respectively, related to services provided in previous reporting periods. Fees from other investment services are recognized at a point in time upon completion of the service.

Citizens Financial Group, Inc. | 141

Other Banking Fees
Other banking fees include fees for various transactional banking activities such as letter of credit fees, foreign wire transfers and other transactional services. These fees are recognized in a manner that reflects the timing of when transactions occur and as services are provided.
Revenue from Other Sources
Letter of Credit and Loan Fees
Letter of credit and loan fees primarily includes fees received related to letter of credit agreements as well as loan fees received from lending activities that are not deferrable. These fees are recognized upon execution of the contract.
Foreign Exchange and Interest Rate Products
Foreign exchange and interest rate products primarily includes the fees received from foreign exchange and interest rate derivative contracts executed with customers to meet their hedging and financing needs. These fees are generally recognized upon execution of the contracts. Foreign exchange and interest rate products also include the mark-to-market gains and losses recognized on these customer contracts and offsetting derivative contracts that are executed with external counterparties to hedge the foreign exchange and interest rate risk associated with the customer contracts.
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
NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2021	2020	2019
Marketing	$111	$100	$112
Other	300	319	364
Other operating expense	$411	$419	$476
NOTE 23 - INCOME TAXES
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

Citizens Financial Group, Inc. | 142

The following table presents total income tax expense:

	Year Ended December 31,
(in millions)	2021	2020	2019
Income tax expense	$658	$241	$460
Tax effect of changes in OCI	(199)	112	225
Total comprehensive income tax expense	$459	$353	$685
The following table presents the components of income tax expense:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2021
U.S. federal	$871	($345)	$526
State and local	216	(84)	132
Total	$1,087	($429)	$658
Year Ended December 31, 2020
U.S. federal	$377	($181)	$196
State and local	102	(57)	45
Total	$479	($238)	$241
Year Ended December 31, 2019
U.S. federal	$323	$64	$387
State and local	73	—	73
Total	$396	$64	$460
The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2021		2020		2019
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$625	21.0%	$273	21.0%	$473	21.0%
Increase (decrease) resulting from:
State and local income taxes (net of federal benefit)	126	4.2	54	4.2	73	3.2
Bank-owned life insurance	(14)	(0.5)	(12)	(0.9)	(12)	(0.5)
Tax-exempt interest	(7)	(0.2)	(10)	(0.7)	(15)	(0.7)
Tax advantaged investments (including related credits)	(95)	(3.2)	(68)	(5.3)	(50)	(2.3)
Other tax credits	(7)	(0.2)	(6)	(0.5)	(10)	(0.4)
Adjustments for uncertain tax positions	3	0.1	(1)	(0.1)	—	—
Non-deductible FDIC premiums	14	0.5	14	1.1	13	0.6
Legacy tax matters	—	—	(4)	(0.3)	(19)	(0.8)
Other	13	0.4	1	—	7	0.3
Total income tax expense and tax rate	$658	22.1%	$241	18.5%	$460	20.4%

Citizens Financial Group, Inc. | 143

The following table presents the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Other comprehensive income	$227	$29
Allowance for credit losses	448	622
State net operating loss carryforwards	50	71
Accrued expenses not currently deductible	676	77
Investment and other tax credit carryforwards	110	99
Total deferred tax assets	1,511	898
Valuation allowance	(103)	(98)
Deferred tax assets, net of valuation allowance	1,408	800
Deferred tax liabilities:
Leasing transactions	331	459
Amortization of intangibles	379	376
Depreciation	256	262
Pension and other employee compensation plans	132	107
Partnerships	95	76
Deferred Income	85	62
MSRs	130	87
Total deferred tax liabilities	1,408	1,429
Net deferred tax liability	$—	$629
Deferred tax assets are recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded as necessary to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2021, the Company had state tax net operating loss carryforwards of $812 million. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2021, the Company had a valuation allowance of $103 million against various deferred tax assets related to state net operating losses and state tax credits, as it is management’s current assessment that it is more likely than not that the Company will not recognize a portion of the deferred tax assets related to these items. The valuation allowance increased $5 million during the year ended December 31, 2021.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2021, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if the Company ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
Citizens files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2018.

Citizens Financial Group, Inc. | 144

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(in millions)	2021	2020	2019
Balance at the beginning of the year	$4	$5	$8
Gross increase for tax positions related to current year	1	—	—
Gross increase for tax positions related to prior years	3	—	—
Gross decrease for tax positions related to prior years	—	—	(2)
Decrease for tax positions as a result of the lapse of the statutes of limitations	(1)	(1)	(1)
Decrease for tax positions related to settlements with taxing authorities	—	—	—
Balance at end of year	$7	$4	$5
Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit.
Included in the total amount of unrecognized tax benefits at December 31, 2021, are potential benefits of $7 million that, if recognized, would impact the effective tax rate.
Citizens classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company released $1 million of accrued interest through income tax expense during the year ended December 31, 2020. Citizens had no amounts accrued for the payment of interest at December 31, 2021 and 2020, respectively, and approximately $1 million at December 31, 2019. There were no amounts accrued for penalties as of December 31, 2021, 2020 and 2019, and there were no penalties recognized during the years ended December 31, 2021, 2020 and 2019.
NOTE 24 - EARNINGS PER SHARE
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

	Year Ended December 31,
(in millions, except share and per share data)	2021	2020	2019
Numerator (basic and diluted):
Net income	$2,319	$1,057	$1,791
Less: Preferred stock dividends	113	107	73
Net income available to common stockholders	$2,206	$950	$1,718
Denominator:
Weighted-average common shares outstanding - basic	425,669,451	427,062,537	449,731,453
Dilutive common shares: share-based awards	1,766,367	1,095,243	1,482,248
Weighted-average common shares outstanding - diluted	427,435,818	428,157,780	451,213,701
Earnings per common share:
Basic	$5.18	$2.22	$3.82
Diluted(1)	5.16	2.22	3.81
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 2,929, 1,338,130 and 783 for the years ended December 31, 2021, 2020 and 2019.

NOTE 25 - REGULATORY MATTERS
As a bank holding company, Citizens is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association whose primary federal regulator is the OCC.

Citizens Financial Group, Inc. | 145

Under the U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0%, and tier 1 leverage ratio of 4.0%. The Company is imposed a SCB of 3.4% on top of each of the three minimum risk-weighted capital ratios listed above and the Company’s SCB is re-calibrated with each biennial supervisory stress test and updated annually to reflect the Company’s planned common stock dividends and common share buybacks. CBNA is imposed a static CCB of 2.5% on top of each of the three minimum risk-weighted capital ratios listed above. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
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

	Actual		Minimum Capital Adequacy
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2021
CET1 capital	$15,656	9.9%	$12,548	7.9%
Tier 1 capital	17,670	11.1	14,930	9.4
Total capital	20,244	12.7	18,107	11.4
Tier 1 leverage	17,670	9.7	7,272	4.0
As of December 31, 2020
CET1 capital	$14,607	10.0%	$11,596	7.9%
Tier 1 capital	16,572	11.3	13,797	9.4
Total capital	19,602	13.4	16,733	11.4
Tier 1 leverage	16,572	9.4	7,015	4.0
(1) “Minimum Capital ratio” includes stress capital buffer of 3.4% for 2021 and 2020; N/A to Tier 1 leverage.
The Company’s capital distributions are restricted primarily by the FRB’s SCB framework. Failure to maintain risk-based capital ratios above respective minimum requirements including the SCB would result in graduated restrictions on the Company’s ability to make capital distributions, including common stock dividends, share repurchases, and certain discretionary bonus payments. The timing and exact amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 17 for more information regarding the Company’s preferred stock issuances, common stock repurchases, and dividends.
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
NOTE 26 - BUSINESS OPERATING SEGMENTS
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

Citizens Financial Group, Inc. | 146

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
Non-segment Operations
Other
Non-segment operations includes assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer or Commercial Banking segments as well as treasury and community development. In addition to non-segment operations, Other includes goodwill and any associated goodwill impairment charges. For impairment testing purposes, the Company assigns goodwill to its Consumer Banking and Commercial Banking reporting units.
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

Citizens Financial Group, Inc. | 147

Provision for credit losses allocation
Provision for credit losses is allocated to each business segment based on actual net charge-offs recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other.
Income tax allocation
Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other.
Expense allocation
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

	As of and for the Year Ended December 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,562	$1,706	($756)	$4,512
Noninterest income	1,223	809	103	2,135
Total revenue	4,785	2,515	(653)	6,647
Noninterest expense	2,987	973	121	4,081
Profit (loss) before provision for credit losses	1,798	1,542	(774)	2,566
Provision for credit losses	185	156	(752)	(411)
Income (loss) before income tax expense (benefit)	1,613	1,386	(22)	2,977
Income tax expense (benefit)	410	300	(52)	658
Net income (loss)	$1,203	$1,086	$30	$2,319
Total average assets	$75,509	$57,617	$51,980	$185,106

	As of and for the Year Ended December 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,311	$1,643	($368)	$4,586
Noninterest income	1,655	595	69	2,319
Total revenue	4,966	2,238	(299)	6,905
Noninterest expense	2,964	860	167	3,991
Profit (loss) before provision for credit losses	2,002	1,378	(466)	2,914
Provision for credit losses	288	398	930	1,616
Income (loss) before income tax expense (benefit)	1,714	980	(1,396)	1,298
Income tax expense (benefit)	429	206	(394)	241
Net income (loss)	$1,285	$774	($1,002)	$1,057
Total average assets	$72,022	$60,839	$43,581	$176,442

Citizens Financial Group, Inc. | 148

	As of and for the Year Ended December 31, 2019
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,182	$1,466	($34)	$4,614
Noninterest income	1,156	607	114	1,877
Total revenue	4,338	2,073	80	6,491
Noninterest expense	2,851	858	138	3,847
Profit (loss) before provision for credit losses	1,487	1,215	(58)	2,644
Provision for credit losses	325	97	(29)	393
Income (loss) before income tax expense (benefit)	1,162	1,118	(29)	2,251
Income tax expense (benefit)	287	248	(75)	460
Net income (loss)	$875	$870	$46	$1,791
Total average assets	$66,240	$55,947	$39,989	$162,176
NOTE 27 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2021	2020	2019
OPERATING INCOME:
Income from consolidated subsidiaries and excluding equity in undistributed earnings:
Dividends from banking subsidiaries	$1,120	$900	$1,130
Interest	35	42	48
Management and service fees	64	54	42
Income from nonbank subsidiaries and excluding equity in undistributed earnings:
Dividends from nonbank subsidiaries	57	40	8
Interest	2	4	4
All other operating income	1	1	1
Total operating income	1,279	1,041	1,233
OPERATING EXPENSE:
Salaries and employee benefits	36	27	35
Interest expense	119	120	87
All other expenses	28	30	27
Total operating expense	183	177	149
Income before taxes and undistributed income	1,096	864	1,084
Income taxes	(16)	(16)	(10)
Income before undistributed earnings of subsidiaries	1,112	880	1,094
Equity in undistributed earnings of subsidiaries:
Bank	1,188	170	682
Nonbank	19	7	15
Net income	$2,319	$1,057	$1,791
Other comprehensive income (loss), net of income taxes:
Net pension plan activity arising during the period	$4	($3)	($5)
Net unrealized derivative instrument gains (losses) arising during the period	1	2	2
Other comprehensive income (loss) activity of the Parent Company, net of income taxes	5	(1)	(3)
Other comprehensive income activity of Bank subsidiaries, net of income taxes	(610)	352	683
Total other comprehensive income (loss), net of income taxes	(605)	351	680
Total comprehensive income	$1,714	$1,408	$2,471
In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations, see Note 25 for more information. Additionally, see Note 17 for more information regarding the Company’s common and preferred stock dividends.

Citizens Financial Group, Inc. | 149

Condensed Balance Sheets

(in millions)	December 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$2,266	$2,680
Loans and advances to:
Bank subsidiary	1,148	1,148
Nonbank subsidiaries	150	105
Investments in subsidiaries:
Bank subsidiary	22,742	22,164
Nonbank subsidiaries	325	106
Other assets	140	152
TOTAL ASSETS	$26,771	$26,355
LIABILITIES:
Long-term borrowed funds due to unaffiliated companies	$3,099	$3,441
Other liabilities	252	241
TOTAL LIABILITIES	3,351	3,682
TOTAL STOCKHOLDERS’ EQUITY	23,420	22,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,771	$26,355
Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$2,319	$1,057	$1,791
Adjustments to reconcile net income to net change in cash due to operating activities:
Deferred income taxes	—	17	(8)
Equity in undistributed earnings of subsidiaries	(1,207)	(177)	(697)
Increase (decrease) in other liabilities	34	43	50
(Increase) decrease in other assets	12	(41)	7
Other operating, net	67	48	58
Net change due to operating activities	1,225	947	1,201
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(196)	(190)	(105)
Repayment of investments in and advances to subsidiaries	125	205	55
Acquisitions, net of cash acquired	(165)	—	—
Other investing, net	(1)	(1)	(1)
Net change due to investing activities	(237)	14	(51)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	—	1,053	500
Repayments of long-term borrowed funds	(350)	(12)	—
Treasury stock purchased	(295)	(270)	(1,220)
Net proceeds from issuance of preferred stock	296	395	730
Redemption of preferred stock	(250)	—	—
Dividends declared and paid to common stockholders	(670)	(672)	(617)
Dividends declared and paid to preferred stockholders	(113)	(98)	(65)
Other financing, net	(20)	(95)	(21)
Net change due to financing activities	(1,402)	301	(693)
Net change in cash and due from banks	(414)	1,262	457
Cash and due from banks at beginning of year	2,680	1,418	961
Cash and due from banks at end of year	$2,266	$2,680	$1,418

Citizens Financial Group, Inc. | 150

NOTE 28 - SUBSEQUENT EVENTS
    On February 18, 2022, Citizens completed the acquisition of 80 East Coast branches and the national online deposit business from HSBC.
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
Management’s Annual Report on Internal Control over Financial Reporting, the Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

We refer in Part III of this Report to relevant sections of our 2022 Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2021 fiscal year. Portions of our 2022 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Election of Directors” — “Nominees” and “Board Governance and Oversight — “Corporate Governance Guidelines, Committee Charters and Code of Business Conduct and Ethics” of our 2022 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 151

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation and Human Resources Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Role of Risk Management in Compensation,” and “CEO Pay Ratio” of our 2022 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement and is incorporated herein by reference.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below. Additional information regarding these plans is included in Note 18 in Item 8.
Equity Compensation Plan Information
At December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(2)	Weighted-average exercise price of outstanding options, warrants and rights ($)(3)	Number of securities remaining available (excluding securities reflected in first column) (#)(4)
Equity compensation plans approved by security holders	3,462,593	—	49,459,410
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,462,593	—	49,459,410
(1) This table excludes securities subject to the JMP Group LLC Amended and Restated Equity Incentive Plan (“the Plan”). Although equity-based awards granted under the Plan were converted into CFG awards and assumed in connection with the JMP acquisition, CFG does not intend to grant any awards under the Plan. As of December 31, 2021, 245,861 stock options with a weighted-average exercise price of $19.45 and 40,363 restricted stock units were outstanding under the Plan.
(2) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(3)    Other than the stock options assumed in connection with the JMP acquisition, CFG had no outstanding stock options.
(4) Represents the number of shares remaining available for future issuance under the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (43,575,066 shares), the Citizens Financial Group, Inc. 2014 Employee Stock Repurchase Plan (4,547,955 shares), and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (1,336,389 shares).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2022 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2022 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc., included in this Report:

•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
•Consolidated Balance Sheets as of December 31, 2021 and 2020;
•Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019;

Citizens Financial Group, Inc. | 152

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; and
•Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Item 8, or are either inapplicable or not required.

(a)(3) Exhibits

2.1    Agreement and Plan of Merger, dated July 28, 2021, by and between Citizens Financial Group, Inc. and Investors Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed July 30, 2021)

3.1    Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2021 (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed August 3, 2021)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 23, 2020) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 24, 2020)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

4.4 Form of Deposit Agreement, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed October 25, 2019)

4.5 Form of Depositary Receipt (incorporated herein by reference as Exhibit A to Exhibit 4.2 of the Current Report on Form 8-K, filed January 29, 2019)

4.6 Description of the Securities Registered Pursuant to Section 12 of the Securities Act of 1934*

4.7 Agreement to furnish to the SEC upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.3 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 20, 2019 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 6, 2019)†

Citizens Financial Group, Inc. | 153

10.4 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement†*
10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement†*

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.8 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.9 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.10 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 22, 2021 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.11 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.12 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.13 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.14 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.15 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.17 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.18 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019 (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.19 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 24, 2020)†

Citizens Financial Group, Inc. | 154

10.20 Third Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 4, 2020 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.21 Fourth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2022†*

10.22 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.23 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement†*

10.24 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.25 Citizens Financial Group, Inc. Performance Formula and Incentive Plan (incorporated herein by reference to Exhibit 10.28 of Annual Report on Form 10-K, filed March 3, 2015)†

10.26 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.27 Addendum to Amended and Restated Executive Employment Agreement, dated as of June 25, 2021 between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.28 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.29 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.30 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.31 Executive Employment Agreement, dated August 25, 2011, between the Registrant and Susan LaMonica and subsequent addendums dated July 15, 2014 and August 11, 2017 (incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.32 Amended and Restated Executive Employment Agreement, dated December 20, 2021, between the Registrant and Brendan Coughlin†*

10.33 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

21.1 Subsidiaries of Registrant*

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Citizens Financial Group, Inc. | 155

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104     Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 156

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 157

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Malcolm D. Griggs, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2021 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 23, 2022
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chairman and Chief Financial Officer	February 23, 2022
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 23, 2022
(Principal Accounting Officer)

/s/ Lee Alexander
Lee Alexander	Director	February 23, 2022

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 23, 2022

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 23, 2022

/s/ Leo I. Higdon, Jr.
Leo I. Higdon, Jr.	Director	February 23, 2022

/s/ Edward J. Kelly III
Edward J. Kelly III	Director	February 23, 2022

/s/ Charles J. Koch
Charles J. Koch	Director	February 23, 2022

/s/ Robert G. Leary
Robert G. Leary	Director	February 23, 2022

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 23, 2022

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 23, 2022

/s/ Christopher J. Swift
Christopher J. Swift	Director	February 23, 2022

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 23, 2022

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 23, 2022

Citizens Financial Group, Inc. | 158