Form 10-Q
period 2022-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2022-05-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 495,446,033 shares of Registrant’s common stock ($0.01 par value) outstanding on April 25, 2022.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
COVID-19 pandemic	Coronavirus Disease 2019 Pandemic
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc.
Citizens Financial Group, Inc. | 3

JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
Citizens Financial Group, Inc. | 4

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 5

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID-19 disruption and Russia’s invasion of Ukraine on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” “guidance” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”
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
•The impact of Russia’s invasion of Ukraine and the imposition of sanctions on Russia and other actions in response, including on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
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
Citizens Financial Group, Inc. | 6

•The inability to retain existing Investors or HSBC clients and employees following the closing of the Investors acquisition and HSBC transaction; and
•Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 disruption and Russia’s invasion of Ukraine on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic and Russia’s invasion of Ukraine, actions taken by governmental authorities in response to the pandemic and Russia’s invasion of Ukraine, and the direct and indirect impact of the pandemic and Russia’s invasion of Ukraine on our customers, third parties and us.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part II, Item 1A of this report and Part I, Item 1A of our 2021 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions with $192.1 billion in assets as of March 31, 2022. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and, including the acquisition of Investors, the convenience of approximately 3,300 ATMs and more than 1,200 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
On February 18, 2022, CBNA completed the acquisition of HSBC East Coast branches and national online deposit business. The transaction extends our physical presence and adds customers in several attractive markets, accelerating our national expansion strategy. The transaction includes 66 locations in the New York City metropolitan area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida.
On April 6, 2022, Citizens completed the acquisition of all outstanding shares of Investors for a combination of stock and cash. The acquisition enhances Citizens’ banking franchise, adding an attractive middle market, small business and consumer customer base while building our physical presence in the Mid-Atlantic region with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey.
For additional information regarding these acquisitions see Note 2.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2021 Form 10-K.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying” results. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide
Citizens Financial Group, Inc. | 7

useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance, increase comparability of period-to-period results, and are useful to consider in addition to our GAAP financial results.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying. Where there is a reference to these metrics in that paragraph, all measures that follow are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “—Non-GAAP Financial Measures and Reconciliations.”
FINANCIAL PERFORMANCE
Quarter to Date and Period End - Key Highlights
Net income of $420 million decreased $191 million from the first quarter of 2021, with earnings per diluted common share of $0.93, down $0.44 from $1.37 per diluted common share in the first quarter of 2021. ROTCE of 11.4% decreased from 17.2% in the first quarter of 2021.
In the first quarter of 2022, results reflect $56 million of expenses, net of tax benefit, or $0.14 per diluted common share, from notable items compared to $15 million of expenses, net of tax benefit, or $0.04 per diluted common share, from notable items in the first quarter of 2021.

Table 1: Notable Items
	Three Months Ended March 31, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$3	$—	$—	$24	($21)
Noninterest expense	1,106	37	11	—	1,058
Income tax expense	116	(10)	—	(6)	132

	Three Months Ended March 31, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration costs	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($140)	$—	$—	$—	($140)
Noninterest expense	1,018	—	20	—	998
Income tax expense	170	—	(5)	—	175
(1) Includes integration costs associated with acquisitions.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three months ended March 31, 2022 and 2021, and income tax impacts related to legacy tax matters for the three months ended March 31, 2022.
(3) Includes the initial provision for credit losses of $24 million tied to the HSBC transaction. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
•Net income available to common stockholders of $396 million decreased $192 million, compared to $588 million in the first quarter of 2021.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $452 million compared with $603 million in the first quarter of 2021.
◦On an Underlying basis, earnings per diluted common share of $1.07 compared to $1.41 in the first quarter of 2021.
Citizens Financial Group, Inc. | 8

•Total revenue of $1.6 billion decreased $14 million, or 1%, from the first quarter of 2021, driven by a decline of 8% in noninterest income, partially offset by a 3% increase in net interest income.
◦Net interest income of $1.1 billion increased 3%, reflecting 3% growth in interest-earning assets and broadly stable net interest margin.
◦Net interest margin of 2.75% was stable compared to the first quarter of 2021.
–Net interest margin on a FTE basis of 2.75% decreased 1 basis point, compared to 2.76% in the first quarter of 2021, as the impact of lower earning-asset yields was largely offset by the deployment of cash into loan growth.
–Average loans and leases of $129.2 billion increased $6.3 billion, or 5%, from $122.8 billion in the first quarter of 2021, driven by a $6.6 billion increase in retail loans given growth in mortgage, auto and education, and the impact of the HSBC transaction, partially offset by planned run-off of personal unsecured installment loans and a $304 million decrease in commercial as growth was more than offset by a reduction in PPP loans.
–Average deposits of $155.1 billion increased $8.4 billion, or 6%, from $146.6 billion in the first quarter of 2021, driven by the impact of the HSBC transaction and growth in demand, checking with interest and savings, partially offset by a decrease in money market and term.
◦Noninterest income of $498 million decreased $44 million, or 8%, from the first quarter of 2021, primarily reflecting lower mortgage banking fees partially offset by improved capital markets fees, foreign exchange and derivative products revenue, and other income.
•Noninterest expense of $1.1 billion increased by 9% from the first quarter of 2021.
◦On an Underlying basis, noninterest expense increased 6% from the first quarter of 2021, reflecting higher salaries and employee benefits given merit increases, and other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
•The efficiency ratio of 67.2% compared to 61.4% for the first quarter of 2021, and ROTCE of 11.4% compared to 17.2%.
◦On an Underlying basis, the efficiency ratio of 64.3% compared to 60.2% for the first quarter of 2021, and ROTCE of 13.0% compared to 17.6%.
•Credit provision expense of $3 million compares with a $140 million credit provision benefit for the first quarter of 2021, reflecting strong credit performance across the retail and commercial loan portfolios. The first quarter 2022 Underlying credit provision benefit excludes the “double count” of the $24 million day-one CECL provision expense tied to the HSBC transaction.
•Tangible book value per common share of $30.97 decreased 6% from the first quarter of 2021.

Citizens Financial Group, Inc. | 9

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Market Risk — Non-Trading Risk,” and “—Risk Governance” as described in our 2021 Form 10-K.

Table 2: Major Components of Net Interest Income
	Three Months Ended March 31,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$8,055	$4	0.21%	$10,861	$3	0.11%	($2,806)	10 bps
Taxable investment securities	29,245	138	1.88	27,031	128	1.89	2,214	(1)
Non-taxable investment securities	2	—	2.60	3	—	2.60	(1)	—
Total investment securities	29,247	138	1.88	27,034	128	1.89	2,213	(1)
Commercial and industrial	44,947	328	2.91	44,287	347	3.12	660	(21)
Commercial real estate	14,066	90	2.57	14,675	94	2.57	(609)	—
Leases	1,560	11	2.81	1,915	13	2.69	(355)	12
Total commercial loans and leases	60,573	429	2.83	60,877	454	2.98	(304)	(15)
Residential mortgages	23,461	169	2.88	19,388	148	3.05	4,073	(17)
Home equity	12,124	90	3.02	12,001	95	3.20	123	(18)
Automobile	14,534	127	3.55	12,229	125	4.14	2,305	(59)
Education	13,034	131	4.07	12,436	134	4.38	598	(31)
Other retail	5,428	102	7.63	5,916	105	7.25	(488)	38
Total retail loans	68,581	619	3.65	61,970	607	3.96	6,611	(31)
Total loans and leases	129,154	1,048	3.26	122,847	1,061	3.47	6,307	(21)
Loans held for sale, at fair value	2,366	16	2.70	3,254	18	2.27	(888)	43
Other loans held for sale	454	7	5.89	385	6	6.30	69	(41)
Interest-earning assets	169,276	1,213	2.88	164,381	1,216	2.97	4,895	(9)
Noninterest-earning assets	19,041			18,188			853
Total assets	$188,317			$182,569			$5,748
Liabilities and Stockholders’ Equity:
Checking with interest	$30,417	$5	0.07%	$26,116	$6	0.09%	$4,301	(2)
Money market	47,220	12	0.10	49,536	22	0.18	(2,316)	(8)
Savings	23,835	5	0.08	18,611	5	0.11	5,224	(3)
Term	4,970	3	0.29	8,572	17	0.83	(3,602)	(54)
Total interest-bearing deposits	106,442	25	0.10	102,835	50	0.20	3,607	(10)
Short-term borrowed funds	29	—	3.50	150	—	0.46	(121)	304
Long-term borrowed funds	6,066	41	2.66	8,336	49	2.35	(2,270)	31
Total borrowed funds	6,095	41	2.66	8,486	49	2.32	(2,391)	34
Total interest-bearing liabilities	112,537	66	0.23	111,321	99	0.36	1,216	(13)
Demand deposits	48,641			43,814			4,827
Other liabilities	4,144			4,858			(714)
Total liabilities	165,322			159,993			5,329
Stockholders’ equity	22,995			22,576			419
Total liabilities and stockholders’ equity	$188,317			$182,569			$5,748
Interest rate spread			2.65%			2.62%		3
Net interest income and net interest margin		$1,147	2.75%		$1,117	2.75%		—
Net interest income and net interest margin, FTE(1)		$1,149	2.75%		$1,120	2.76%		(1)
Memo: Total deposits (interest-bearing and demand)	$155,083	$25	0.07%	$146,649	$50	0.14%	$8,434	(7) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Citizens Financial Group, Inc. | 10

Net interest income of $1.1 billion increased 3% from the first quarter of 2021, reflecting 3% growth in interest-earning assets and broadly stable net interest margin.
Net interest margin on a FTE basis of 2.75% decreased 1 basis point compared to 2.76% in the first quarter of 2021, as the impact of lower earning asset yields was largely offset by the deployment of cash into loan growth. Average interest-earning asset yields of 2.88% decreased 9 basis points from 2.97% in the first quarter of 2021, while average interest-bearing liability costs of 0.23% decreased 13 basis points from 0.36% in the first quarter of 2021.
Average interest-earning assets of $169.3 billion increased $4.9 billion, or 3%, from the first quarter of 2021, as a $2.2 billion, or 8% increase in investments and a $6.3 billion, or 5%, increase in loans and leases was partially offset by a $2.8 billion decrease in cash held in interest-bearing deposits reflecting partial deployment of elevated liquidity. Loan growth was driven by a $6.6 billion increase in retail loans given growth in mortgage, auto and education, partially offset by planned runoff of personal unsecured installment loans. Commercial loans decreased $304 million as growth was more than offset by a $4.2 billion reduction in PPP loans.
Average deposits of $155.1 billion increased $8.4 billion, or 6%, from the first quarter of 2021, reflecting growth in lower cost deposits and the $2.9 billion impact of the HSBC transaction, partially offset by decreases in money market and term. Average total borrowed funds of $6.1 billion decreased $2.4 billion from the first quarter of 2021, given the pay down of senior debt. Total borrowed funds costs of $41 million decreased $8 million from the first quarter of 2021. The total borrowed funds cost of 2.66% increased 34 basis points from 2.32% in the first quarter of 2021.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent
Capital markets fees	$93	$81	$12	15%
Service charges and fees	98	99	(1)	(1)
Mortgage banking fees	69	165	(96)	(58)
Card fees	60	55	5	9
Trust and investment services fees	61	58	3	5
Letter of credit and loan fees	38	38	—	—
Foreign exchange and derivative products	51	28	23	82
Securities gains, net	4	3	1	33
Other income(1)	24	15	9	60
Noninterest income	$498	$542	($44)	(8%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income decreased $44 million, or 8%, from the first quarter of 2021, primarily reflecting lower mortgage banking fees partially offset by improved capital markets fees, foreign exchange and derivative products revenue, and other income.
•The decrease in mortgage banking fees was driven by lower gain-on-sale margins and production volumes.
•Companies we acquired in the second half of 2021 contributed $21 million of capital market fees in the first quarter of 2022. Excluding these acquisitions, capital markets fees reflect lower merger and acquisition advisory and underwriting fees, partially offset by higher loan syndication fees.
•Record foreign exchange and derivative products revenue increased reflecting growth in client interest rate and commodities hedging activity.
•The increase in other income primarily reflects higher investment income.
Citizens Financial Group, Inc. | 11

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended March 31,
(in millions)	2022	2021	Change	Percent
Salaries and employee benefits	$594	$548	$46	8%
Equipment and software	150	152	(2)	(1)
Outside services	169	139	30	22
Occupancy	83	88	(5)	(6)
Other operating expense	110	91	19	21
Noninterest expense	$1,106	$1,018	$88	9%
Noninterest expense increased $88 million, or 9%, compared to the first quarter of 2021. On an Underlying basis, noninterest expense of $1.1 billion increased $60 million, or 6%, reflecting higher salaries and employee benefits given merit increases, and other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
Credit provision expense was $3 million for the first quarter of 2022, compared to a credit provision benefit of $140 million in the first quarter of 2021, reflecting strong economic growth that began in the fourth quarter of 2020 and continued solid credit performance. Underlying credit provision benefit of $21 million in the first quarter of 2022 excludes the “double count” of the $24 million day-one CECL provision expense tied to the HSBC transaction.
Income Tax Expense
Income tax expense of $116 million for the first quarter of 2022 decreased $54 million from $170 million in the first quarter of 2021 due to decreased taxable income. The effective income tax rate decreased to 21.7% in the first quarter of 2022 from 21.8% in the first quarter of 2021, primarily driven by the increased benefit of tax-advantaged investments on lower pre-tax income.
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
Non-segment operations are classified as Other and include assets, liabilities, capital, revenues, provision for credit losses, expenses and income tax expense not attributed to our Consumer or Commercial Banking segments as well as treasury and community development. In addition, for impairment testing purposes, we allocate all goodwill to our Consumer Banking and Commercial Banking reporting units.
There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2021 Form 10-K other than the change relative to our FTP methodology. See Note 17 for additional information.
Citizens Financial Group, Inc. | 12

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 17 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended March 31,		Three Months Ended March 31,
(dollars in millions)	2022	2021	2022	2021
Net interest income	$857	$863	$416	$421
Noninterest income	257	351	213	170
Total revenue	1,114	1,214	629	591
Noninterest expense	784	750	272	227
Profit before credit losses	330	464	357	364
Net charge-offs	49	59	12	101
Income before income tax expense	281	405	345	263
Income tax expense	72	103	74	52
Net income	$209	$302	$271	$211
Average Balances:
Total assets	$77,551	$75,283	$61,118	$57,738
Total loans and leases(1)	73,233	70,188	58,007	54,813
Deposits	104,663	97,180	44,520	43,974
Interest-earning assets	74,052	71,135	58,312	55,175
(1) Includes LHFS.
Consumer Banking
Net interest income of $857 million decreased $6 million, or 1%, from the first quarter of 2021, driven by a reduced benefit from PPP loan forgiveness, partially offset by loan growth, including the impacts from the HSBC transaction. Average loans increased $3.0 billion driven by higher residential mortgages, including approximately $480 million from the HSBC transaction, automobile and education, partially offset by the impact of the reduction in PPP loans and planned runoff of personal unsecured installment loans. Deposits increased $7.5 billion, or 8%, including the $2.9 billion impact of the HSBC transaction. Growth in demand, checking with interest and savings were partially offset by decreases in money market and term.
Noninterest income decreased $94 million, or 27%, from the first quarter of 2021, driven by lower mortgage banking fees reflecting lower gain-on-sale margins and production volumes. This decrease was partially offset by higher trust and investment services fees driven by an increase in assets under management from strong net inflows and higher equity market levels, and higher card fees driven by higher debit and credit card volumes.
Noninterest expense increased $34 million, or 5%, from the first quarter of 2021, reflecting higher salaries and employee benefits given merit increases, as well as higher other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs of $49 million decreased $10 million, or 17%, as consumers continue to benefit from the the fiscal support provided during the pandemic, the rapid growth in jobs, and elevated residential mortgage and auto loan collateral values.
Commercial Banking
Net interest income of $416 million decreased $5 million, or 1%, from $421 million in the first quarter of 2021, driven by lower earning asset yields, partially offset by improved funding mix and deposit pricing.
Noninterest income of $213 million increased $43 million, or 25%, from $170 million in the first quarter of 2021, driven by record foreign exchange and derivative products revenue reflecting increased client interest-rate and commodities hedging activity and capital markets fees driven by higher loan syndication fees, partially offset by lower mergers and acquisitions advisory and underwriting fees.
Noninterest expense of $272 million increased $45 million, or 20%, from $227 million in the first quarter of 2021, reflecting higher salaries and employee benefits given merit increases, as well as higher other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Citizens Financial Group, Inc. | 13

Net charge-offs of $12 million decreased $89 million, or 88%, from the first quarter of 2021 given the strong economic growth that began in the fourth quarter of 2020 and continued solid credit performance.
ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of AFS and HTM Securities
	March 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$158	$154	$11	$11
State and political subdivisions	2	2	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	25,074	23,498	24,607	24,442
Other/non-agency	412	401	397	405
Total mortgage-backed securities	25,486	23,899	25,004	24,847
Collateralized loan obligations	1,276	1,264	1,208	1,207
Total debt securities available for sale, at fair value	$26,922	$25,319	$26,225	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$1,370	$1,355	$1,505	$1,557
Total mortgage-backed securities	1,370	1,355	1,505	1,557
Asset-backed securities	686	656	737	732
Total debt securities held to maturity	$2,056	$2,011	$2,242	$2,289
Total debt securities available for sale and held to maturity	$28,978	$27,330	$28,467	$28,356
Equity securities, at cost	$611	$611	$624	$624
Equity securities, at fair value	130	130	109	109
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 92% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2021 Form 10-K.
The fair value of the AFS debt securities portfolio of $25.3 billion at March 31, 2022 decreased $748 million from $26.1 billion at December 31, 2021, reflecting $697 million in portfolio growth offset by a $1.4 billion increase in unrealized losses driven by higher rates. The decline in fair value of the HTM debt securities portfolio of $278 million reflects $191 million from portfolio runoff and $87 million due to higher rates.
As of March 31, 2022, the portfolio’s average effective duration was 5.3 years compared with 4.3 years as of December 31, 2021, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.
Citizens Financial Group, Inc. | 14

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(in millions)	March 31, 2022	December 31, 2021	Change	Percent
Commercial and industrial(1)	$45,724	$44,500	$1,224	3%
Commercial real estate	14,268	14,264	4	—
Leases	1,529	1,586	(57)	(4)
Total commercial	61,521	60,350	1,171	2
Residential mortgages	24,211	22,822	1,389	6
Home equity	12,264	12,015	249	2
Automobile	14,439	14,549	(110)	(1)
Education	13,306	12,997	309	2
Other retail	5,564	5,430	134	2
Total retail	69,784	67,813	1,971	3
Total loans and leases	$131,305	$128,163	$3,142	2%
Total loans and leases increased $3.1 billion from $128.2 billion as of December 31, 2021, driven by 3% growth in retail, including the impact of the HSBC transaction, as well as growth in mortgage, education and home equity, and 2% growth in commercial.
Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 5 of this report, and “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2021 Form 10-K.
The ACL of $1.9 billion at March 31, 2022 remained stable compared to December 31, 2021. For further information, see Note 5.

Table 8: ACL and Related Coverage Ratios by Portfolio
	March 31, 2022			December 31, 2021
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$45,724	$525	1.15%	$44,500	$555	1.25%
Commercial real estate	14,268	214	1.50	14,264	220	1.54
Leases	1,529	39	2.54	1,586	46	2.92
Total commercial	61,521	778	1.26	60,350	821	1.36
Residential mortgages	24,211	144	0.60	22,822	144	0.63
Home equity	12,264	78	0.64	12,015	82	0.69
Automobile	14,439	149	1.03	14,549	154	1.05
Education	13,306	321	2.41	12,997	308	2.37
Other retail	5,564	250	4.49	5,430	249	4.59
Total retail	69,784	942	1.35	67,813	937	1.38
Total loans and leases	$131,305	$1,720	1.31%	$128,163	$1,758	1.37%
Allowance for Unfunded Lending Commitments
Commercial(1)		$147	1.50%		$153	1.61%
Retail(2)		11	1.37		23	1.42
Total allowance for unfunded lending commitments		158			176
Allowance for credit losses	$131,305	$1,878	1.43%	$128,163	$1,934	1.51%
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

Citizens Financial Group, Inc. | 15

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2022	December 31, 2021	Change		Percent
Commercial and industrial	$200	$171	$29		17%
Commercial real estate	11	11	—		—
Leases	1	1	—		—
Total commercial	212	183	29		16
Residential mortgages(1)	243	201	42		21
Home equity	239	220	19		9
Automobile	52	55	(3)		(5)
Education	23	23	—		—
Other retail	20	20	—		—
Total retail	577	519	58		11
Nonaccrual loans and leases	$789	$702	$87		12%
Nonaccrual loans and leases to total loans and leases	0.60%	0.55%	5	bps
Allowance for loan and lease losses to nonaccrual loans and leases	218	251	(3,264)
Allowance for credit losses to nonaccrual loans and leases	238	276	(3,769)
(1) Loans fully or partially guaranteed by the FHA, VA and USDA are classified as accruing.
Nonaccrual loans and leases of $789 million as of March 31, 2022 increased $87 million, or 12%, from December 31, 2021, primarily due to residential real estate secured loans exiting forbearance. Total commercial nonaccrual loans and leases were 0.3% of the commercial portfolio as of March 31, 2022 and December 31, 2021.

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended March 31,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$11	$44,947	0.10%	$77	$44,287	0.70%
Commercial real estate	—	14,066	—	26	14,675	0.73
Leases	—	1,560	0.10	1	1,915	0.26
Total commercial	11	60,573	0.08	104	60,877	0.69
Residential mortgages	—	23,461	—	(1)	19,388	(0.01)
Home equity	(9)	12,124	(0.32)	(7)	12,001	(0.25)
Automobile	6	14,534	0.18	11	12,229	0.35
Education	16	13,034	0.49	7	12,436	0.24
Other retail	35	5,428	2.61	44	5,916	3.00
Total retail	48	68,581	0.28	54	61,970	0.35
Total loans and leases	$59	$129,154	0.19%	$158	$122,847	0.52%
First quarter 2022 NCOs of $59 million decreased $99 million, or 63%, from $158 million in the first quarter of 2021, driven by decreases in commercial and retail of $93 million and $6 million, respectively. First quarter 2022 annualized net charge-offs of 0.19% of average loans and leases were down 33 basis points from first quarter of 2021.
Retail NCOs declined as consumers continue to benefit from the fiscal support provided during the pandemic, the rapid growth in jobs, and elevated residential mortgage and auto loan collateral values. Commercial NCOs decreased given the strong economic growth that began in the fourth quarter of 2020 and continued solid credit performance. However, we continue to assess risks to the macroeconomic environment. While the outlook is positive, uncertainty exists given changing monetary and fiscal policies, the recent surge in inflation and higher inflation expectations, labor shortages, continuing supply-chain challenges, and possible consequences from Russia’s invasion of Ukraine.
Citizens Financial Group, Inc. | 16

Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we also do business in certain specialized industry sectors on a national basis. As discussed in our 2021 Form 10-K, we utilize regulatory classification ratings to monitor credit quality for commercial loans and leases.

Table 11: Commercial Loans and Leases by Regulatory Classification
	March 31, 2022
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$43,594	$845	$1,109	$176	$45,724
Commercial real estate	13,273	512	472	11	14,268
Leases	1,509	8	11	1	1,529
Total commercial	$58,376	$1,365	$1,592	$188	$61,521

	December 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$42,254	$809	$1,294	$143	$44,500
Commercial real estate	13,319	406	528	11	14,264
Leases	1,512	49	24	1	1,586
Total commercial	$57,085	$1,264	$1,846	$155	$60,350
Total commercial criticized balances of $3.1 billion as of March 31, 2022 decreased $120 million compared with December 31, 2021. Commercial criticized as a percent of total commercial of 5.1% at March 31, 2022 decreased from 5.4% at December 31, 2021.
Commercial and industrial criticized balances of $2.1 billion, or 4.7% of the total commercial and industrial loan portfolio as of March 31, 2022, decreased from $2.2 billion, or 5.0%, as of December 31, 2021. The percentage decrease was driven by an increase in total commercial and industrial net book balances, with a modest decrease in the criticized net book balances primarily attributable to loan payoffs. Commercial and industrial criticized loans represented 68% of total criticized loans as of March 31, 2022 compared to 69% as of December 31, 2021.
Commercial real estate criticized balances of $995 million, or 7.0% of the commercial real estate portfolio, increased from $945 million, or 6.6% as of December 31, 2021. The increase was primarily driven by downgrades from lowest pass for a limited number of higher net book balance loans. Loss content, however, remained stable. Commercial real estate accounted for 32% of total criticized loans as of March 31, 2022 compared to 29% as of December 31, 2021.
Citizens Financial Group, Inc. | 17

Table 12: Commercial Loans and Leases by Industry Sector
	March 31, 2022		December 31, 2021
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Finance and insurance	$9,610	7%	$9,301	7%
Health, pharma, and social assistance	2,862	2	2,912	2
Accommodation and food services	3,442	3	3,438	3
Professional, scientific, and technical services	2,836	2	2,665	2
Other manufacturing	4,162	3	4,087	3
Technology	4,183	3	4,220	3
Retail trade	2,400	2	2,237	2
Energy and related	2,044	2	2,017	2
Wholesale trade	2,678	2	2,358	2
Arts, entertainment, and recreation	1,107	1	1,189	1
Other services	1,911	2	2,051	2
Administrative and waste management services	1,424	1	1,396	1
Transportation and warehousing	1,302	1	1,147	1
Consumer products manufacturing	1,303	1	1,192	1
Automotive	1,208	1	1,172	1
Educational services	553	—	573	—
Chemicals	939	1	896	1
Real estate and rental and leasing	968	1	739	—
All other(1)	375	—	123	—
Total commercial and industrial	45,307	35	43,713	34
Real estate and rental and leasing	12,807	10	12,773	10
Accommodation and food services	615	—	605	—
Finance and insurance	624	1	624	1
All other(1)	222	—	262	—
Total commercial real estate	14,268	11	14,264	11
Total leases	1,529	1	1,586	1
Total commercial(2)	$61,104	47%	$59,563	46%
(1) Deferred fees and costs are reported in All other.
(2) Excludes PPP loans of $417 million and $787 million as of March 31, 2022 and December 31, 2021, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO, which are generally refreshed on a quarterly basis, and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are considered the strongest indicator of credit losses over the contractual life of the loan as the scores are based on current and historical national industry-wide consumer level credit performance data, and assist management in predicting the borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions, although we have continued to lend selectively in areas outside the footprint primarily in auto finance and education lending.
Citizens Financial Group, Inc. | 18

Table 13: Retail Loan Portfolio Analysis
	March 31, 2022					December 31, 2021
		Days Past Due and Accruing					Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	95.32%	0.24%	0.17%	3.27%	1.00%	96.03%	0.45%	0.23%	2.41%	0.88%
Home equity	97.60	0.34	0.11	—	1.95	97.75	0.32	0.10	—	1.83
Automobile	98.60	0.83	0.21	—	0.36	98.45	0.90	0.27	—	0.38
Education	99.53	0.20	0.08	0.02	0.17	99.45	0.26	0.10	0.01	0.18
Other retail	97.89	1.10	0.40	0.25	0.36	98.18	0.74	0.42	0.29	0.37
Total retail	97.40%	0.44%	0.17%	1.16%	0.83%	97.69%	0.51%	0.20%	0.83%	0.77%
(1) 90+ days past due and accruing includes $792 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at March 31, 2022 and December 31, 2021, respectively.
For more information on the aging of accruing and nonaccrual retail loans, see Note 5.

Table 14: Retail Asset Quality Metrics
	March 31, 2022	December 31, 2021
Average refreshed FICO for total portfolio	768	768
CLTV ratio for secured real estate(1)	54%	56%
Nonaccrual retail loans as a percentage of total retail	0.83%	0.77%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
Troubled Debt Restructurings
In the first quarter of 2020, we adopted the CARES Act and interagency guidance issued by the bank regulatory agencies which provide that COVID-19-related modifications to retail and commercial loans that met certain eligibility criteria are exempt from classification as a TDR. We generally do not consider payment deferrals and forbearance plans established due to the COVID-19 pandemic and under the CARES Act to be TDRs. Relief provisions granted under the CARES Act, including the TDR classification exemption for certain eligible loans, expired on December 31, 2021.
For additional information regarding TDRs, see Note 6 in our 2021 Form 10-K.

Table 15: Accruing and Nonaccrual Troubled Debt Restructurings
	March 31, 2022
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$189	0.2%	—%	$80	$269
Commercial real estate	1	—	—	9	10
Total commercial	190	0.2	—	89	279
Residential mortgages(1)	479	2.5	27.5	78	557
Home equity	169	0.3	—	91	260
Automobile	8	0.2	—	17	25
Education	110	0.4	0.1	11	121
Other retail	18	0.2	—	2	20
Total retail	784	3.6	27.6	199	983
Total	$974	3.8%	27.6%	$288	$1,262
Citizens Financial Group, Inc. | 19

	December 31, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$196	—%	—%	$74	$270
Commercial real estate	1	—	—	9	10
Total commercial	197	—	—	83	280
Residential mortgages(1)	295	2.9	12.0	42	337
Home equity	183	0.6	—	74	257
Automobile	8	0.2	—	22	30
Education	112	0.5	0.1	11	123
Other retail	20	0.2	—	2	22
Total retail	618	4.5	12.1	151	769
Total	$815	4.5%	12.1%	$234	$1,049
(1) Includes $265 million and $98 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at March 31, 2022 and December 31, 2021, respectively.
Deposits

Table 16: Composition of Deposits
(in millions)	March 31, 2022	December 31, 2021	Change	Percent
Demand	$50,113	$49,443	$670	1%
Money market	45,342	47,216	(1,874)	(4)
Checking with interest	32,417	30,409	2,008	7
Savings	26,104	22,030	4,074	18
Term	4,800	5,263	(463)	(9)
Total deposits	$158,776	$154,361	$4,415	3%
Total deposits as of March 31, 2022 increased $4.4 billion, or 3%, to $158.8 billion, from $154.4 billion as of December 31, 2021, driven by the $6.3 billion impact of the HSBC transaction, partially offset by seasonal impacts as well as continued normalization from elevated liquidity levels. Citizens Access®, our national digital platform, had $4.2 billion in deposits as of March 31, 2022, down from $4.4 billion as of December 31, 2021.
Borrowed Funds
Long-term borrowed funds of $5.9 billion as of March 31, 2022 decreased $1.0 billion from December 31, 2021 driven by the redemption of CBNA senior notes during the quarter. For more information regarding our borrowed funds, see “—Liquidity” and Note 8.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and a financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. For more information, see “Regulation and Supervision” in our 2021 Form 10-K.
Capital Adequacy Process
Our assessment of capital adequacy begins with our board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “—Capital and Regulatory Matters” in our 2021 Form 10-K.
Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. Annually, the FRB requires us to submit a capital plan approved by our board of directors or one of its committees. Our annual capital plan is due each year in April. We submitted our 2022 Capital Plan to the FRB on April 4, 2022. For more information, see the “Tailoring of Prudential Requirements” section in Item 1 of our 2021 Form 10-K.
Citizens Financial Group, Inc. | 20

Under the stress capital buffer (“SCB”) framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments.
For Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. In addition, Category IV firms may elect to participate in the supervisory stress test and receive an updated SCB requirement in a year in which they are not subject to the supervisory stress test. Our SCB requirement effective October 1, 2021, through September 30, 2022, is 3.4%. We are subject to the 2022 supervisory stress test conducted by the FRB and expect to receive an updated SCB from the FRB later this year. On March 22, 2022, the FRB approved our application to acquire Investors and indicated that it will use the 2023 stress test to recalculate our SCB to incorporate the effects of the Investors acquisition into our capital requirements.
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
For more information, see the “Regulation and Supervision” and “—Capital and Regulatory Matters” sections in our 2021 Form 10-K.
Regulatory Capital Ratios and Capital Composition
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
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and investments in the capital of unconsolidated financial institutions is 25%. As of March 31, 2022, we did not meet the threshold for these additional capital deductions. MSRs or certain deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allows electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period will phase-in the aggregate amount of capital benefit provided during the initial two-year delay. On December 31, 2021, the aggregate amount of capital benefit was $384 million. The reduction in the capital benefit in 2022 is $96 million, or 6 basis points.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2021 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2022		December 31, 2021		Required Minimum Capital Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$15,643	9.7%	$15,656	9.9%	7.9%
Tier 1 capital	17,657	10.9	17,670	11.1	9.4
Total capital	20,301	12.5	20,244	12.7	11.4
Tier 1 leverage	17,657	9.6	17,670	9.7	4.0
Risk-weighted assets	161,859		158,831
Quarterly adjusted average assets	183,089		181,800
(1) Required “Minimum Capital Ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital Ratios” also include a SCB of 3.4%; N/A to Tier 1 leverage.
Citizens Financial Group, Inc. | 21

At March 31, 2022, our CET1 capital, tier 1 capital and total capital ratios were 9.7%, 10.9% and 12.5%, respectively, as compared with 9.9%, 11.1% and 12.7%, respectively, as of December 31, 2021. The CET1 and tier 1 capital ratios decreased driven by $3.0 billion of RWA growth, dividends as described in “—Capital Transactions” below, higher estimated goodwill and intangibles related to the HSBC transaction and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period, partially offset by net income for the three months ended March 31, 2022. The total capital ratio decreased due to the changes in the CET1 capital ratio described above and lower AACL partially offset by a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period. At March 31, 2022, our CET1 capital, tier 1 capital and total capital ratios were approximately 180 basis points, 150 basis points and 110 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Both the Company and CBNA are subject to the standardized approach for determining RWA. At March 31, 2022 RWA totaled $161.9 billion, up $3.0 billion from December 31, 2021, driven by higher commercial and consumer loans including higher home lending loans resulting from the HSBC transaction, MSRs, derivative valuations and market risk, partially offset by lower loans held for sale and commercial commitments.
As of March 31, 2022, the tier 1 leverage ratio was 9.6%, down from 9.7% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $1.3 billion and slightly lower tier 1 capital.

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	March 31, 2022	December 31, 2021
Total common stockholders' equity	$20,060	$21,406
Exclusions:
Modified CECL transitional amount	288	384
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	1,236	156
Derivatives	675	160
Unamortized net periodic benefit costs	347	349
Deductions:
Goodwill	(7,232)	(7,116)
Deferred tax liability associated with goodwill	387	383
Other intangible assets	(117)	(66)
Deferred tax assets that arise from tax loss and credit carryforwards	(1)	—
Total common equity tier 1	15,643	15,656
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	17,657	17,670
Qualifying subordinated debt(1)	1,140	1,138
Allowance for credit losses	1,878	1,934
Exclusions from tier 2 capital:
Modified AACL transitional amount	(374)	(498)
Adjusted allowance for credit losses	1,504	1,436
Total capital	$20,301	$20,244
(1) As of March 31, 2022, and December 31, 2021, the amount of non-qualifying subordinated debt excluded from regulatory capital was $420 million.
See Note 8 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital actions during the three months ended March 31, 2022:
•Declared and paid a quarterly common stock dividend of $0.39 per share in the first quarter of 2022, aggregating to $165 million;
•Declared a quarterly dividend of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $5 million;
•Declared a quarterly dividend of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $5 million;
Citizens Financial Group, Inc. | 22

•Declared a quarterly dividend of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $5 million;
•Declared a quarterly dividend of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $6 million; and
•Declared a quarterly dividend of $10.00 per share on the 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, aggregating to $3 million.
In January 2021, our board of directors authorized us to repurchase up to $750 million of our common stock, of which $455 million is available as of March 31, 2022. All future capital distributions are subject to consideration and approval by our board of directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions and regulatory considerations.
Banking Subsidiary’s Capital

Table 19: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2022		December 31, 2021
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$17,226	10.7%	$17,039	10.7%
Tier 1 capital	17,226	10.7	17,039	10.7
Total capital	19,855	12.3	19,600	12.4
Tier 1 leverage	17,226	9.4	17,039	9.4
Risk-weighted assets	161,443		158,550
Quarterly adjusted average assets	182,509		181,268
CBNA’s CET1 and tier 1 capital totaled $17.2 billion at March 31, 2022, up $187 million from $17.0 billion at December 31, 2021. This increase was primarily driven by net income for the three months ended March 31, 2022, partially offset by higher estimated goodwill and intangibles related to the HSBC transaction and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period. Total capital was $19.9 billion at March 31, 2022, an increase of $255 million from $19.6 billion at December 31, 2021, driven by the changes in CET1 capital and a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period, partially offset by lower AACL.
CBNA’s RWA totaled $161.4 billion at March 31, 2022, up $2.9 billion from December 31, 2021, driven by higher commercial and consumer loans including higher home lending loans resulting from the HSBC transaction, MSRs, derivative valuations and market risk, partially offset by lower loans held for sale and commercial commitments.
As of March 31, 2022, CBNA’s tier 1 leverage ratio of 9.4% remained stable as higher tier 1 capital was mostly offset by an increase in quarterly adjusted average assets of $1.2 billion.
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
Citizens Financial Group, Inc. | 23

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
During the three months ended March 31, 2022 and 2021, the Parent Company declared dividends on common stock of $165 million and $167 million, respectively, and declared dividends on preferred stock of $24 million and $23 million, respectively.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.1 billion and $2.3 billion as of March 31, 2022 and December 31, 2021, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. At March 31, 2022, the Parent Company’s double-leverage ratio was 99.1%.
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
On April 26, 2022, CBNA redeemed $750 million of senior notes.
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
Citizens Financial Group, Inc. | 24

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

Table 20: Credit Ratings
March 31, 2022
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At March 31, 2022, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, OCC, and FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Tailoring of Prudential Requirements” and “—Liquidity Requirements” in our 2021 Form 10-K.
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
Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish these goals by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of March 31, 2022:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period end loan-to-deposits ratio, excluding LHFS, of 82.7%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $71.9 billion;
•Contingent liquidity was $45.7 billion, consisting of unencumbered high-quality liquid securities of $20.6 billion, unused FHLB capacity of $16.4 billion, and our cash balances at the FRB of $8.7 billion;
Citizens Financial Group, Inc. | 25

•Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured primarily by non-mortgage commercial and retail loans and totaled $26.2 billion. Use of this borrowing capacity would be considered only during exigent circumstances; and
•For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2022 and 2021, see the Consolidated Statements of Cash Flows.
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
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 12 in Item 1.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements, included in this Report, are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. For additional information regarding fair value measurements, see “—Critical Accounting Estimates” in our 2021 Form 10-K.
Allowance for Credit Losses
The ACL of $1.9 billion at March 31, 2022 remained stable compared to December 31, 2021.
To determine the ACL as of March 31, 2022, we utilized an economic forecast that generally reflects real GDP growth on an annual average basis of 2.5% and an average unemployment rate of 5.2% in 2022. This forecast reflects a positive overall macroeconomic outlook, generally in-line with December 31, 2021, which reflected real GDP growth on an annual average basis of 2.8% and an average unemployment rate of 6% in 2022. While the U.S. economy has remained strong, uncertainty remains. We continue to utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve.
Our March 2022 qualitative consideration for macroeconomic risk reflects the strength of the overall economy weighed against the headwinds of tightening monetary and fiscal policies, impacts of elevated inflation, including the gap between wage gains and inflation rate, labor shortages, continuing supply-chain challenges, and possible consequences from Russia’s invasion of Ukraine. We expect the combination of these items to likely create volatility in key macroeconomic variables. While COVID has reemerged in certain areas of the world, the impact to the US economy has been limited to date given vaccination rates and material reductions in hospitalizations and deaths, reductions in consumer concerns about the pandemic, and a strong labor market with over 11 million open jobs as of February 2022.
Citizens Financial Group, Inc. | 26

Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that challenges in tempering inflation combined with a rise in infections from new COVID strains lead to lower consumer spending and a slowing of business hiring. This pessimistic scenario reflects similar real GDP growth to our base case forecast but an unemployment rate in the range of 6.6% to 7.4% over 2022. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.16x our modeled period-end ACL, or an increase of approximately $160 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product types. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies and their impact on inflationary trends, as well as continuing supply-chain challenges. Changes in one or multiple of the key variables may have a material impact to our estimation of expected credit losses.
For additional information regarding the ACL, see Note 5 of this report, and “—Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2021 Form 10-K.
Citizens Financial Group, Inc. | 27

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of March 31, 2022

Pronouncement	Summary of Guidance	Effects on Financial Statements
Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Eliminates the separate recognition and measurement guidance for TDRs

•Requires evaluation of all modifications to borrowers experiencing financial difficulty to determine whether the modification results in a new loan or continuation of an existing loan

•Requires expected credit losses measured under a discounted cash flow method to be determined using an effective interest rate based on the modified (not original) contractual terms of the loan

•Enhances disclosures by creditors for modifications of receivables from borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension

•Requires disclosure of current period gross charge-offs by vintage year for loans and net investments in leases

•Transition is prospective, with an option to adopt the recognition and measurement guidance for TDRs on a modified retrospective basis, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption

•Required effective date: January 1, 2023, with early adoption permitted. Management is currently evaluating adoption prior to the effective date.

•Adoption is not expected to have a material financial impact on our Consolidated Financial Statements, but a meaningful impact on our required disclosures in the Notes to our Consolidated Financial Statements.

Derivatives and Hedging - Fair Value Hedging - Portfolio Layer Method Issued March 2022
•Replaces the ‘last-of-layer’ method.

•Allows the designation of multiple layers in a closed portfolio of financial assets.

•Permits hedging of non-prepayable as well as prepayable assets.

•Prohibits the consideration of basis adjustments when measuring expected credit losses of assets in the closed portfolio or determining whether an AFS security is impaired.

•The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis.
•Required effective date: January 1, 2023. Early adoption is permitted. •Adoption is not expected to have a material impact on our Consolidated Financial Statements.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “—Risk Governance” in our 2021 Form 10-K.
Citizens Financial Group, Inc. | 28

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
Non-Trading Risk
We are exposed to market risk as a result of non-trading banking activities. This market risk is substantially composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “—Market Risk — Non-Trading Risk” in our 2021 Form 10-K.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 21: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2022	December 31, 2021
Instantaneous Change in Interest Rates
200	13.8%	19.4%
100	7.1	10.2
-25	(2.0)	(3.0)
Gradual Change in Interest Rates
200	7.2%	10.1%
100	3.7	5.2
-25	(1.0)	(1.5)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200 basis point gradual increase in rates was 7.2% at March 31, 2022, compared to 10.1% at December 31, 2021. The change reflects the evolving balance sheet and the rising base net interest income, which reduces the asset sensitivity to further rate increases. We continue to adjust our hedge positions to capture higher forward rates and manage evolving downside risks through dollar-cost averaging our entry points for monetizing the asset sensitivity. Current levels of asset sensitivity continue to provide meaningful upside benefit to net interest income as we enter a period of expected higher short-term policy rates from the FRB. Changes in interest rates can also affect the risk positions, which impacts the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
We use a valuation measure of exposure to structural interest rate risk, EVE, as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. The change in value is expressed as a percentage of regulatory capital.
Citizens Financial Group, Inc. | 29

We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances.

Table 22: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2022				December 31, 2021
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)(2)	$15,750	4.1	1.3%	0.6%	$16,250	3.7	1.0%	0.1%
Fair value - receive-fixed/pay-variable - conventional debt	1,500	1.8	2.4	0.6	2,200	1.3	2.5	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)	—	—	—	—	3,000	2.5	0.1	1.7
Fair value - pay-fixed/receive-variable - conventional ALM(1)	—	—	—	—	2,000	2.7	0.1	1.5
Total portfolio swaps	$17,250	3.9	1.4%	0.6%	$23,450	3.3	1.0%	0.4%
(1) Asset Liability Management (“ALM”) strategies used to manage interest rate exposures include interest rate swap contracts used to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and floating-rate wholesale funding, as well as the variability in the fair value of AFS securities.
(2) March 31, 2022 includes $2.0 billion of forward-starting swaps that will become effective in the third quarter of 2022.

Table 23: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended March 31,
(in millions)	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($661)	($28)
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	37	46
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(5)	(12)
(1) Using the interest rate curve at March 31, 2022 with respect to cash flow hedge strategies, we estimate that approximately ($141) million will be reclassified from AOCI to net interest income over the next 12 months.
LIBOR Transition
For details regarding our LIBOR Transition Program and associated efforts to plan for the discontinuation of LIBOR, see “—Market Risk — LIBOR Transition” in our 2021 Form 10-K. There were no significant changes relative to the program during the three months ended March 31, 2022.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of March 31, 2022 and December 31, 2021, the fair value of our MSRs was $1.2 billion and $1.0 billion, respectively, and the total notional amount of related derivative contracts was $13.4 billion and $11.8 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 30

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, equity prices, and credit spreads on a select range of interest rates, foreign exchange, commodities, equity securities, corporate bonds and secondary loan instruments. These securities underwriting and trading activities are conducted through CBNA, CCMI and JMP. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “—Market Risk — Trading Risk” in our 2021 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. For the purposes of the Market Risk Rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 24: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$2	$6	$—	$2	$3	$6	$1
Foreign Exchange Currency Rate	—	—	3	—	—	—	—	—
Credit Spread	3	9	14	3	15	13	18	6
Commodity	—	—	—	—	—	—	—	—
General VaR	3	10	17	3	14	12	16	7
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$10	$17	$3	$14	$12	$16	$7
Stressed General VaR	$15	$13	$19	$4	$18	$15	$19	$9
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$15	$13	$19	$4	$18	$15	$19	$9
Market Risk Regulatory Capital	$67				$82
Specific Risk Not Modeled Add-on	25				15
Total Market Risk Regulatory Capital	$92				$97
Market Risk-Weighted Assets	$1,154				$1,216
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, using models approved by our banking regulators, for interest rate, credit spread and foreign exchange positions.
Citizens Financial Group, Inc. | 31

The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2022.
Daily VaR Backtesting

2,000,000
1,000,000
0
-1,000,000
-2,000,000
-3,000,000
-4,000,000
4/1/2021
4/13/2021
4/25/2021
5/7/2021
5/19/2021
5/31/2021
6/12/2021
6/24/2021
7/6/2021
7/18/2021
7/30/2021
8/11/2021
8/23/2021
9/4/2021
9/16/2021
9/28/2021
10/10/2021
10/22/2021
11/3/2021
11/15/2021
11/27/2021
12/9/2021
12/21/2021
1/2/2022
1/14/2022
1/26/2022
2/7/2022
2/19/2022
3/3/2022
3/15/2022
3/27/2022
VaR at 1-day holding, 99%, 1-tail
Backtesting P&L

Citizens Financial Group, Inc. | 32

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used throughout the MD&A:

Table 25: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2022	2021
Total revenue, Underlying:
Total revenue (GAAP)	A	$1,645	$1,659
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	B	$1,645	$1,659
Noninterest expense, Underlying:
Noninterest expense (GAAP)	C	$1,106	$1,018
Less: Notable items		48	20
Noninterest expense, Underlying (non-GAAP)	D	$1,058	$998
Pre-provision profit:
Total revenue (GAAP)	A	$1,645	$1,659
Less: Noninterest expense (GAAP)	C	1,106	1,018
Pre-provision profit (GAAP)		$539	$641
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	B	$1,645	$1,659
Less: Noninterest expense, Underlying (non-GAAP)	D	1,058	998
Pre-provision profit, Underlying (non-GAAP)		$587	$661
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$3	($140)
Less: Notable items		24	—
Provision (benefit) for credit losses, Underlying (non-GAAP)		($21)	($140)
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	E	$536	$781
Less: Income (loss) before income tax expense (benefit) related to notable items		(72)	(20)
Income before income tax expense, Underlying (non-GAAP)	F	$608	$801
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	G	$116	$170
Less: Income tax expense (benefit) related to notable items		(16)	(5)
Income tax expense, Underlying (non-GAAP)	H	$132	$175
Effective income tax rate (GAAP)	G/E	21.70%	21.76%
Effective income tax rate, Underlying (non-GAAP)	H/F	21.70	21.85
Net income, Underlying:
Net income (GAAP)	I	$420	$611
Add: Notable items, net of income tax benefit		56	15
Net income, Underlying (non-GAAP)	J	$476	$626
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	K	$396	$588
Add: Notable items, net of income tax benefit		56	15
Net income available to common stockholders, Underlying (non-GAAP)	L	$452	$603
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	M	$20,981	$20,611
Return on average common equity	K/M	7.65%	11.57%
Return on average common equity, Underlying (non-GAAP)	L/M	8.75	11.85
Citizens Financial Group, Inc. | 33

		As of and for the Three Months Ended March 31,
(in millions, except share, per share and ratio data)	Ref.	2022	2021
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	M	$20,981	$20,611
Less: Average goodwill (GAAP)		7,156	7,050
Less: Average other intangibles (GAAP)		80	57
Add: Average deferred tax liabilities related to goodwill (GAAP)		383	379
Average tangible common equity	N	$14,128	$13,883
Return on average tangible common equity	K/N	11.36%	17.17%
Return on average tangible common equity, Underlying (non-GAAP)	L/N	12.99	17.59
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	O	$188,317	$182,569
Return on average total assets	I/O	0.90%	1.36%
Return on average total assets, Underlying (non-GAAP)	J/O	1.03	1.39
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	O	$188,317	$182,569
Less: Average goodwill (GAAP)		7,156	7,050
Less: Average other intangibles (GAAP)		80	57
Add: Average deferred tax liabilities related to goodwill (GAAP)		383	379
Average tangible assets	P	$181,464	$175,841
Return on average total tangible assets	I/P	0.94%	1.41%
Return on average total tangible assets, Underlying (non-GAAP)	J/P	1.06	1.44
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	C/A	67.23%	61.35%
Efficiency ratio, Underlying (non-GAAP)	D/B	64.28	60.19
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(0.85)%	0.07%
Increase in noninterest expense		8.65	0.48
Operating leverage		(9.50%)	(0.41)%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(0.85)%	0.07%
Increase in noninterest expense, Underlying (non-GAAP)		5.89	1.94
Operating leverage, Underlying (non-GAAP)		(6.74%)	(1.87)%
Tangible book value per common share:
Common shares - at period end (GAAP)	Q	423,031,985	425,930,159
Common stockholders' equity (GAAP)		$20,060	$20,688
Less: Goodwill (GAAP)		7,232	7,050
Less: Other intangible assets (GAAP)		115	54
Add: Deferred tax liabilities related to goodwill (GAAP)		387	380
Tangible common equity	R	$13,100	$13,964
Tangible book value per common share	R/Q	$30.97	$32.79
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	S	422,401,747	425,953,716
Average common shares outstanding - diluted (GAAP)	T	424,670,871	427,880,530
Net income per average common share - basic (GAAP)	K/S	$0.94	$1.38
Net income per average common share - diluted (GAAP)	K/T	0.93	1.37
Net income per average common share - basic, Underlying (non-GAAP)	L/S	1.07	1.41
Net income per average common share - diluted, Underlying (non-GAAP)	L/T	1.07	1.41
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	U	$0.39	$0.39
Dividend payout ratio	U/(K/S)	41%	28%
Dividend payout ratio, Underlying (non-GAAP)	U/(L/S)	36	28
Citizens Financial Group, Inc. | 34

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 35

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	March 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$1,223	$1,155
Interest-bearing cash and due from banks	8,713	8,003
Interest-bearing deposits in banks	685	316
Debt securities available for sale, at fair value (including $865 and $640 pledged to creditors, respectively)(1)	25,319	26,067
Debt securities held to maturity (fair value of $2,011 and $2,289 respectively, and including $70 and $77 pledged to creditors, respectively)(1)	2,056	2,242
Loans held for sale, at fair value	1,717	2,733
Other loans held for sale	99	735
Loans and leases	131,305	128,163
Less: Allowance for loan and lease losses	(1,720)	(1,758)
Net loans and leases	129,585	126,405
Derivative assets	1,675	1,216
Premises and equipment, net	793	768
Bank-owned life insurance	2,960	2,843
Goodwill	7,232	7,116
Other assets	10,040	8,810
TOTAL ASSETS	$192,097	$188,409
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$50,113	$49,443
Interest-bearing	108,663	104,918
Total deposits	158,776	154,361
Short-term borrowed funds	25	74
Derivative liabilities	635	197
Long-term borrowed funds	5,894	6,932
Other liabilities	4,693	3,425
TOTAL LIABILITIES	170,023	164,989
Commitments and Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 572,153,923 shares issued and 423,031,985 shares outstanding at March 31, 2022 and 571,259,135 shares issued and 422,137,197 shares outstanding at December 31, 2021	6	6
Additional paid-in capital	19,021	19,005
Retained earnings	8,209	7,978
Treasury stock, at cost, 149,121,938 shares at March 31, 2022 and December 31, 2021	(4,918)	(4,918)
Accumulated other comprehensive income (loss)	(2,258)	(665)
TOTAL STOCKHOLDERS’ EQUITY	$22,074	$23,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,097	$188,409
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 36

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2022	2021
INTEREST INCOME:
Interest and fees on loans and leases	$1,048	$1,061
Interest and fees on loans held for sale	16	18
Interest and fees on other loans held for sale	7	6
Investment securities	138	128
Interest-bearing deposits in banks	4	3
Total interest income	1,213	1,216
INTEREST EXPENSE:
Deposits	25	50
Long-term borrowed funds	41	49
Total interest expense	66	99
Net interest income	1,147	1,117
Provision (benefit) for credit losses	3	(140)
Net interest income after provision (benefit) for credit losses	1,144	1,257
NONINTEREST INCOME:
Capital markets fees	93	81
Service charges and fees	98	99
Mortgage banking fees	69	165
Card fees	60	55
Trust and investment services fees	61	58
Letter of credit and loan fees	38	38
Foreign exchange and derivative products	51	28
Securities gains, net	4	3
Other income	24	15
Total noninterest income	498	542
NONINTEREST EXPENSE:
Salaries and employee benefits	594	548
Equipment and software	150	152
Outside services	169	139
Occupancy	83	88
Other operating expense	110	91
Total noninterest expense	1,106	1,018
Income before income tax expense	536	781
Income tax expense	116	170
NET INCOME	$420	$611
Net income available to common stockholders	$396	$588
Weighted-average common shares outstanding:
Basic	422,401,747	425,953,716
Diluted	424,670,871	427,880,530
Per common share information:
Basic earnings	$0.94	$1.38
Diluted earnings	0.93	1.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$420	$611
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($170) and ($7), respectively	(491)	(21)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($8) and ($9), respectively	(24)	(25)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($357) and ($100), respectively	(1,077)	(307)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of ($1) and ($1), respectively	(3)	(2)
Reclassification of actuarial loss to net income, net of income taxes of $1 and $0, respectively	2	4
Total other comprehensive income (loss), net of income taxes	(1,593)	(351)
Total comprehensive income (loss)	($1,173)	$260

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 38

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(167)	—	—	(167)
Dividends to preferred stockholders	—	—	—	—	—	(23)	—	—	(23)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	—	—	—	—	—
Employee stock purchase plan	—	—	—	—	5	—	—	—	5
Total comprehensive income (loss):
Net income	—	—	—	—	—	611	—	—	611
Other comprehensive income (loss)	—	—	—	—	—	—	—	(351)	(351)
Total comprehensive income (loss)	—	—	—	—	—	611	—	(351)	260
Balance at March 31, 2021	2	$1,965	426	$6	$18,945	$6,866	($4,718)	($411)	$22,653
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(165)	—	—	(165)
Dividends to preferred stockholders	—	—	—	—	—	(24)	—	—	(24)
Share-based compensation plans	—	—	1	—	10	—	—	—	10
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	420	—	—	420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,593)	(1,593)
Total comprehensive income (loss)	—	—	—	—	—	420	—	(1,593)	(1,173)
Balance at March 31, 2022	2	$2,014	423	$6	$19,021	$8,209	($4,918)	($2,258)	$22,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
OPERATING ACTIVITIES
Net income	$420	$611
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	3	(140)
Net change in loans held for sale	898	(622)
Depreciation, amortization and accretion	67	152
Deferred income taxes	(47)	80
Share-based compensation	33	22
Net gain on sales of assets	(4)	(3)
Net (increase) decrease in other assets	(1,216)	(773)
Net increase (decrease) in other liabilities	1,400	(17)
Net change due to operating activities	1,554	(690)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,656)	(4,256)
Proceeds from maturities and paydowns of debt securities available for sale	1,203	2,281
Proceeds from sales of debt securities available for sale	704	54
Proceeds from maturities and paydowns of debt securities held to maturity	190	241
Net (increase) decrease in interest-bearing deposits in banks	(369)	(2)
Acquisitions, net of cash acquired	(143)	—
Purchases of loans	(718)	(478)
Sales of loans	305	326
Net (increase) decrease in loans and leases	(2,196)	1,194
Capital expenditures, net	(51)	(10)
Purchase of bank-owned life insurance	(100)	(375)
Other	(83)	(47)
Net change due to investing activities	(3,914)	(1,072)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,415	4,185
Net increase (decrease) in short-term borrowed funds	(52)	(176)
Repayments of long-term borrowed funds	(1,004)	(4)
Treasury stock purchased	—	(95)
Dividends declared and paid to common stockholders	(165)	(167)
Dividends declared and paid to preferred stockholders	(33)	(32)
Premium paid to exchange debt	—	(1)
Payments of employee tax withholding for share-based compensation	(23)	(21)
Net change due to financing activities	3,138	3,689
Net change in cash and cash equivalents(1)	778	1,927
Cash and cash equivalents at beginning of period(1)	9,158	12,733
Cash and cash equivalents at end of period(1)	$9,936	$14,660
(1) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes presented in this document, have been prepared in accordance with GAAP interim reporting requirements and, therefore, do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. The unaudited interim Consolidated Financial Statements and Notes presented in this document should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2021 Form 10-K. The Company’s principal business activity is banking, conducted through its banking subsidiary CBNA.
The unaudited interim Consolidated Financial Statements include the accounts of Citizens and subsidiaries in which Citizens has a controlling financial interest. All intercompany transactions and balances have been eliminated. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements to be consolidated as a variable interest entity. The unaudited interim Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2021 Form 10-K.
NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its previously announced HSBC transaction, which included 66 locations in the New York City metropolitan area, 9 locations in the Mid-Atlantic/Washington D.C. area, and 5 locations in Southeast Florida. The acquired liabilities and assets included approximately $6.3 billion in deposits and $1.5 billion in loans. The transaction resulted in an estimated increase to goodwill of approximately $120 million, which was allocated to the Consumer business segment as of March 31, 2022.
The results of HSBC’s operations are included in the Company’s consolidated statement of operations for the three months ended March 31, 2022 from the closing date of the HSBC transaction. The impact of these results, along with supplemental pro forma information as if the HSBC transaction had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
The HSBC transaction has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from HSBC were recorded at fair value as of the transaction date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Fair value estimates related to the assets acquired and liabilities assumed from HSBC are subject to adjustment for up to one year after the closing date. Valuations subject to adjustment include, but are not limited to, loans, deposits, certain other assets and the core deposit intangible, although any such adjustments are not expected to be material. The fair value of the assets acquired and liabilities assumed from HSBC are not material to the Company’s Consolidated Balance Sheet as of March 31, 2022.
Citizens Financial Group, Inc. | 41

Acquisition of Investors
On April 6, 2022, Citizens completed its previously announced merger with Investors pursuant to an agreement and plan on merger entered into on July 28, 2021. Pursuant to the terms of the agreement, Investors merged with Citizens, with Citizens as the surviving corporation, and Investors Bank, a New Jersey state-chartered bank and wholly-owned subsidiary of Investors, merged with CBNA, with CBNA as the surviving bank. The acquisition of Investors builds our physical presence in the Mid-Atlantic region with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey. On March 31, 2022, Investors’ Consolidated Balance Sheet had approximately $23 billion of loans and $20 billion of deposits.
Upon closing of the merger, each share of Investors common stock was converted into 0.297 of a share of the Company’s common stock. In addition, outstanding restricted shares and stock options previously granted pursuant to Investors equity compensation plans were converted into Company restricted shares and stock options subject to their original terms and conditions. As a result, the transaction resulted in an increase of approximately 73.6 million basic and diluted shares. The Company also paid $355 million to shareholders of Investors, who received $1.46 in cash for each share of Investors they owned.
The Investors transaction will be accounted for as a business combination. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Given the close proximity between the transaction closing date and the filing of the Company’s Quarterly Report on Form 10-Q, the preliminary purchase price allocation is not yet complete. Management expects to complete the initial accounting for its merger with Investors, including the purchase price allocation, later in the second quarter of 2022. As a result, the estimated fair values of the assets acquired and liabilities assumed, the valuation techniques and inputs used to measure and develop the fair values, and any goodwill recorded will be disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, along with supplemental pro forma financial information as if the merger with Investors had occurred as of January 1, 2021.
NOTE 3 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$158	$—	($4)	$154	$11	$—	$—	$11
State and political subdivisions	2	—	—	2	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	25,074	4	(1,580)	23,498	24,607	210	(375)	24,442
Other/non-agency	412	2	(13)	401	397	9	(1)	405
Total mortgage-backed securities	25,486	6	(1,593)	23,899	25,004	219	(376)	24,847
Collateralized loan obligations	1,276	—	(12)	1,264	1,208	—	(1)	1,207
Total debt securities available for sale, at fair value	$26,922	$6	($1,609)	$25,319	$26,225	$219	($377)	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$1,370	$3	($18)	$1,355	$1,505	$52	$—	$1,557
Total mortgage-backed securities	1,370	3	(18)	1,355	1,505	52	—	1,557
Asset-backed securities	686	—	(30)	656	737	2	(7)	732
Total debt securities held to maturity	$2,056	$3	($48)	$2,011	$2,242	$54	($7)	$2,289
Equity securities, at cost	$611	$—	$—	$611	$624	$—	$—	$624
Equity securities, at fair value	130	—	—	130	109	—	—	109
Accrued interest receivable on debt securities totaled $59 million and $56 million as of March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 42

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$49	$98	$—	$158
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	63	1,902	23,105	25,074
Other/non-agency	—	—	—	412	412
Collateralized loan obligations	—	—	25	1,251	1,276
Total debt securities available for sale	15	112	2,025	24,770	26,922
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,370	1,370
Asset-backed securities	—	—	686	—	686
Total debt securities held to maturity	—	—	686	1,370	2,056
Total amortized cost of debt securities	$15	$112	$2,711	$26,140	$28,978

Fair value:
U.S. Treasury and other	$11	$48	$95	$—	$154
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	62	1,866	21,566	23,498
Other/non-agency	—	—	—	401	401
Collateralized loan obligations	—	—	24	1,240	1,264
Total debt securities available for sale	15	110	1,985	23,209	25,319
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	1,355	1,355
Asset-backed securities	—	—	656	—	656
Total debt securities held to maturity	—	—	656	1,355	2,011
Total fair value of debt securities	$15	$110	$2,641	$24,564	$27,330
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $138 million and $128 million for the three months ended March 31, 2022 and 2021, respectively.
The following table presents realized gains and losses on securities:

	Three Months Ended March 31,
(in millions)	2022	2021
Gains on sale of securities	$7	$3
Losses on sale of securities	(3)	—
Securities gains, net	$4	$3
The following table presents the amortized cost and fair value of debt securities pledged:

	March 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$4,733	$4,415	$4,816	$4,782
Pledged as collateral for FHLB borrowing capacity	430	420	325	333
Pledged against repurchase agreements	—	—	1	1
The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company
Citizens Financial Group, Inc. | 43

recognized no offsetting of short-term receivables or payables as of March 31, 2022 or December 31, 2021. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information see Note 9.
There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2022, and $81 million for the three months ended March 31, 2021. These securitizations include a substantive guarantee by a third party. In 2021, the guarantors were FNMA, FHLMC and GNMA. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of March 31, 2022 and concluded that 67% of HTM securities met the zero expected credit loss criteria; therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2022.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$154	($4)	$—	$—	$154	($4)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	16,512	(883)	6,265	(697)	22,777	(1,580)
Other/non-agency	268	(13)	—	—	268	(13)
Total mortgage-backed securities	16,780	(896)	6,265	(697)	23,045	(1,593)
Collateralized loan obligations	1,237	(12)	—	—	1,237	(12)
Total	$18,171	($912)	$6,265	($697)	$24,436	($1,609)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$14,131	($320)	$1,236	($55)	$15,367	($375)
Other/non-agency	123	(1)	—	—	123	(1)
Total mortgage-backed securities	14,254	(321)	1,236	(55)	15,490	(376)
Collateralized loan obligations	736	(1)	—	—	736	(1)
Total	$14,990	($322)	$1,236	($55)	$16,226	($377)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the U.S. Treasury securities, agency MBS, non-agency MBS, and CLOs identified with unrealized losses as of March 31, 2022. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 44

NOTE 4 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(in millions)	March 31, 2022	December 31, 2021
Commercial and industrial	$45,724	$44,500
Commercial real estate	14,268	14,264
Leases	1,529	1,586
Total commercial	61,521	60,350
Residential mortgages	24,211	22,822
Home equity	12,264	12,015
Automobile	14,439	14,549
Education	13,306	12,997
Other retail	5,564	5,430
Total retail	69,784	67,813
Total loans and leases	$131,305	$128,163
Accrued interest receivable on loans and leases held for investment totaled $452 million and $450 million as of March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $27.5 billion and $26.1 billion at March 31, 2022 and December 31, 2021, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $36.0 billion and $35.8 billion at March 31, 2022 and December 31, 2021, respectively.
Interest income on direct financing and sales-type leases was $11 million and $13 million for the three months ended March 31, 2022 and 2021, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
    The following table presents the composition of LHFS:

	March 31, 2022			December 31, 2021
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$1,595	$122	$1,717	$2,657	$76	$2,733
Other loans held for sale	—	99	99	—	735	735
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS generally consist of loans associated with the Company’s syndication business.
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Recorded in the ACL is management’s estimate of expected credit losses in the Company’s loan and lease portfolios. See Note 6 in the Company’s 2021 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2021. There were no significant changes to the ACL reserve methodology during the three months ended March 31, 2022.
Citizens Financial Group, Inc. | 45

The following table presents a summary of changes in the ACL for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$821	$937	$1,758
Charge-offs	(14)	(87)	(101)
Recoveries	3	39	42
Net charge-offs	(11)	(48)	(59)
Provision expense (benefit) for loans and leases	(32)	53	21
Allowance for loan and lease losses, end of period	778	942	1,720
Allowance for unfunded lending commitments, beginning of period	153	23	176
Provision expense (benefit) for unfunded lending commitments	(6)	(12)	(18)
Allowance for unfunded lending commitments, end of period	147	11	158
Total allowance for credit losses, end of period	$925	$953	$1,878
During the three months ended March 31, 2022 net charge-offs of $59 million and a credit provision of $3 million resulted in a reduction of $56 million to the ACL. The $3 million credit provision includes the “double count” of the $24 million day-one CECL provision expense tied to the HSBC transaction.
The decrease in commercial net charge-offs of $93 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 reflects the strong economic growth that began in the fourth quarter of 2020 and continued solid credit performance. Retail net charge-offs were down $6 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as consumers continue to benefit from the fiscal support provided during the pandemic, the rapid growth in jobs, and elevated residential mortgage and auto loan collateral values.
To determine the ACL as of March 31, 2022, the Company utilized an economic forecast that generally reflects real GDP growth on an annual average basis of 2.5% and an average unemployment rate of 5.2% in 2022. This forecast reflects a positive overall macroeconomic outlook, generally in-line with December 31, 2021, which reflected real GDP growth on an annual average basis of 2.8% and an average unemployment rate of 6% in 2022. While the U.S. economy has remained strong, uncertainty remains. The Company continues to utilize a qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing the qualitative reserve.
The Company’s March 2022 qualitative consideration for macroeconomic risk reflects the strength of the overall economy weighed against the headwinds of tightening monetary and fiscal policies, impacts of elevated inflation, including the gap between wage gains and inflation rate, labor shortages, continuing supply-chain challenges, and possible consequences from Russia’s invasion of Ukraine. The Company expects the combination of these items to likely create volatility in key macroeconomic variables. While COVID has reemerged in certain areas of the world, the impact to the US economy has been limited to date given vaccination rates and material reductions in hospitalizations and deaths, reductions in consumer concerns about the pandemic, and a strong labor market with over 11 million open jobs as of February 2022.
The following table presents a summary of changes in the ACL for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,233	$1,210	$2,443
Charge-offs	(134)	(93)	(227)
Recoveries	30	39	69
Net charge-offs	(104)	(54)	(158)
Provision expense (benefit) for loans and leases	17	(108)	(91)
Allowance for loan and lease losses, end of period	1,146	1,048	2,194
Allowance for unfunded lending commitments, beginning of period	186	41	227
Provision expense (benefit) for unfunded lending commitments	(21)	(28)	(49)
Allowance for unfunded lending commitments, end of period	165	13	178
Total allowance for credit losses, end of period	$1,311	$1,061	$2,372
Citizens Financial Group, Inc. | 46

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
The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of March 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,944	$9,819	$3,007	$2,908	$2,094	$2,975	$20,729	$118	$43,594
Special Mention	1	74	58	107	105	114	385	1	845
Substandard	—	89	89	222	78	195	419	17	1,109
Doubtful	7	12	19	4	10	25	96	3	176
Total commercial and industrial	1,952	9,994	3,173	3,241	2,287	3,309	21,629	139	45,724
Commercial real estate
Pass	784	2,667	2,420	2,889	1,465	1,587	1,458	3	13,273
Special Mention	—	54	48	228	93	79	10	—	512
Substandard	—	1	—	84	243	141	3	—	472
Doubtful	—	1	9	—	—	1	—	—	11
Total commercial real estate	784	2,723	2,477	3,201	1,801	1,808	1,471	3	14,268
Leases
Pass	68	406	275	126	141	493	—	—	1,509
Special Mention	—	2	2	—	3	1	—	—	8
Substandard	—	1	3	5	2	—	—	—	11
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	68	409	280	131	146	495	—	—	1,529
Total commercial
Pass(1)	2,796	12,892	5,702	5,923	3,700	5,055	22,187	121	58,376
Special Mention	1	130	108	335	201	194	395	1	1,365
Substandard	—	91	92	311	323	336	422	17	1,592
Doubtful	7	13	28	4	10	27	96	3	188
Total commercial	$2,804	$13,126	$5,930	$6,573	$4,234	$5,612	$23,100	$142	$61,521
Citizens Financial Group, Inc. | 47

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$10,218	$3,336	$3,599	$2,284	$1,426	$1,863	$19,406	$122	$42,254
Special Mention	47	71	155	114	41	64	316	1	809
Substandard	97	112	215	81	50	201	521	17	1,294
Doubtful	1	9	9	22	10	16	74	2	143
Total commercial and industrial	10,363	3,528	3,978	2,501	1,527	2,144	20,317	142	44,500
Commercial real estate
Pass	2,766	2,417	3,181	1,756	626	1,119	1,451	3	13,319
Special Mention	45	42	113	100	27	79	—	—	406
Substandard	27	—	88	267	78	59	9	—	528
Doubtful	1	9	—	—	—	1	—	—	11
Total commercial real estate	2,839	2,468	3,382	2,123	731	1,258	1,460	3	14,264
Leases
Pass	447	262	134	144	66	459	—	—	1,512
Special Mention	10	15	—	5	3	16	—	—	49
Substandard	1	16	5	2	—	—	—	—	24
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	458	293	139	151	69	476	—	—	1,586
Total commercial
Pass(1)	13,431	6,015	6,914	4,184	2,118	3,441	20,857	125	57,085
Special Mention	102	128	268	219	71	159	316	1	1,264
Substandard	125	128	308	350	128	260	530	17	1,846
Doubtful	2	18	9	22	10	18	74	2	155
Total commercial	$13,660	$6,289	$7,499	$4,775	$2,327	$3,878	$21,777	$145	$60,350
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
Citizens Financial Group, Inc. | 48

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of March 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$351	$3,332	$3,066	$1,184	$322	$2,868	$—	$—	$11,123
740-799	866	3,423	1,690	673	240	1,429	—	—	8,321
680-739	192	968	540	275	145	800	—	—	2,920
620-679	18	127	114	170	93	399	—	—	921
<620	—	45	82	171	158	435	—	—	891
No FICO available(1)	—	5	3	4	5	18	—	—	35
Total residential mortgages	1,427	7,900	5,495	2,477	963	5,949	—	—	24,211
Home equity
800+	—	1	1	4	5	122	4,492	310	4,935
740-799	—	—	1	4	6	110	3,564	296	3,981
680-739	—	—	1	8	13	140	1,774	258	2,194
620-679	—	—	2	9	19	118	399	168	715
<620	—	—	2	16	20	103	114	184	439
Total home equity	—	1	7	41	63	593	10,343	1,216	12,264
Automobile
800+	369	1,662	780	481	210	154	—	—	3,656
740-799	487	2,203	915	531	238	157	—	—	4,531
680-739	423	1,751	701	414	190	124	—	—	3,603
620-679	223	919	317	218	109	77	—	—	1,863
<620	32	291	149	145	91	75	—	—	783
No FICO available(1)	2	1	—	—	—	—	—	—	3
Total automobile	1,536	6,827	2,862	1,789	838	587	—	—	14,439
Education
800+	213	1,641	1,687	792	479	1,261	—	—	6,073
740-799	311	1,600	1,391	587	325	739	—	—	4,953
680-739	161	513	425	209	126	354	—	—	1,788
620-679	10	73	64	41	30	121	—	—	339
<620	1	9	14	12	12	52	—	—	100
No FICO available(1)	2	1	—	—	—	50	—	—	53
Total education	698	3,837	3,581	1,641	972	2,577	—	—	13,306
Other retail
800+	42	229	184	102	52	51	414	—	1,074
740-799	62	294	245	140	66	49	813	2	1,671
680-739	54	225	202	103	45	28	810	4	1,471
620-679	37	129	99	36	16	9	349	5	680
<620	5	38	36	15	8	4	129	6	241
No FICO available(1)	37	3	5	—	—	—	381	1	427
Total other retail	237	918	771	396	187	141	2,896	18	5,564
Total retail
800+	975	6,865	5,718	2,563	1,068	4,456	4,906	310	26,861
740-799	1,726	7,520	4,242	1,935	875	2,484	4,377	298	23,457
680-739	830	3,457	1,869	1,009	519	1,446	2,584	262	11,976
620-679	288	1,248	596	474	267	724	748	173	4,518
<620	38	383	283	359	289	669	243	190	2,454
No FICO available(1)	41	10	8	4	5	68	381	1	518
Total retail	$3,898	$19,483	$12,716	$6,344	$3,023	$9,847	$13,239	$1,234	$69,784
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 49

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,431	$3,017	$1,230	$342	$672	$2,139	$—	$—	$9,831
740-799	4,015	1,876	746	246	360	1,086	—	—	8,329
680-739	1,116	572	335	152	172	585	—	—	2,932
620-679	111	130	161	93	107	276	—	—	878
<620	24	66	164	162	157	257	—	—	830
No FICO available(1)	3	8	1	—	—	10	—	—	22
Total residential mortgages	7,700	5,669	2,637	995	1,468	4,353	—	—	22,822
Home equity
800+	—	2	5	5	3	134	4,394	281	4,824
740-799	—	1	4	5	7	122	3,514	278	3,931
680-739	—	1	7	14	16	134	1,738	243	2,153
620-679	—	3	11	19	17	112	363	167	692
<620	—	2	16	23	20	87	91	176	415
Total home equity	—	9	43	66	63	589	10,100	1,145	12,015
Automobile
800+	1,887	829	538	244	148	57	—	—	3,703
740-799	2,418	1,051	615	288	156	58	—	—	4,586
680-739	1,968	827	500	234	123	48	—	—	3,700
620-679	1,029	378	257	131	72	32	—	—	1,899
<620	164	142	155	103	62	32	—	—	658
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	7,469	3,227	2,065	1,000	561	227	—	—	14,549
Education
800+	1,361	1,771	840	514	470	880	—	—	5,836
740-799	1,555	1,577	672	371	275	514	—	—	4,964
680-739	512	474	229	140	107	262	—	—	1,724
620-679	50	66	45	34	28	99	—	—	322
<620	5	11	12	12	10	45	—	—	95
No FICO available(1)	4	—	—	—	—	52	—	—	56
Total education	3,487	3,899	1,798	1,071	890	1,852	—	—	12,997
Other retail
800+	233	214	122	65	30	29	386	—	1,079
740-799	323	296	173	84	38	26	764	2	1,706
680-739	246	240	122	56	23	12	709	5	1,413
620-679	149	119	43	19	7	4	299	5	645
<620	32	37	17	10	3	2	100	6	207
No FICO available(1)	44	5	—	—	—	—	330	1	380
Total other retail	1,027	911	477	234	101	73	2,588	19	5,430
Total retail
800+	5,912	5,833	2,735	1,170	1,323	3,239	4,780	281	25,273
740-799	8,311	4,801	2,210	994	836	1,806	4,278	280	23,516
680-739	3,842	2,114	1,193	596	441	1,041	2,447	248	11,922
620-679	1,339	696	517	296	231	523	662	172	4,436
<620	225	258	364	310	252	423	191	182	2,205
No FICO available(1)	54	13	1	—	—	62	330	1	461
Total retail	$19,683	$13,715	$7,020	$3,366	$3,083	$7,094	$12,688	$1,164	$67,813
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 50

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases:

	March 31, 2022
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$45,477	$18	$16	$13	$200	$45,724	$31
Commercial real estate	14,256	—	1	—	11	14,268	1
Leases	1,478	45	—	5	1	1,529	—
Total commercial	61,211	63	17	18	212	61,521	32
Residential mortgages(1)	23,077	57	42	792	243	24,211	179
Home equity	11,969	42	14	—	239	12,264	188
Automobile	14,236	120	31	—	52	14,439	10
Education	13,244	26	11	2	23	13,306	3
Other retail	5,447	61	22	14	20	5,564	1
Total retail	67,973	306	120	808	577	69,784	381
Total	$129,184	$369	$137	$826	$789	$131,305	$413

	December 31, 2021
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,247	$47	$26	$9	$171	$44,500	$36
Commercial real estate	14,247	6	—	—	11	14,264	1
Leases	1,570	14	1	—	1	1,586	—
Total commercial	60,064	67	27	9	183	60,350	37
Residential mortgages(1)	21,918	102	52	549	201	22,822	137
Home equity	11,745	38	12	—	220	12,015	186
Automobile	14,324	131	39	—	55	14,549	22
Education	12,926	34	13	1	23	12,997	2
Other retail	5,331	40	23	16	20	5,430	2
Total retail	66,244	345	139	566	519	67,813	349
Total	$126,308	$412	$166	$575	$702	$128,163	$386
(1) 90+ days past due and accruing includes $792 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at March 31, 2022 and December 31, 2021, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
    At March 31, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $579 million and $542 million, respectively. At March 31, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $21 million and $103 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in process was $189 million and $142 million as of March 31, 2022 and December 31, 2021, respectively.
Troubled Debt Restructurings
The following tables summarize loans modified during the three months ended March 31, 2022 and 2021. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.
Citizens Financial Group, Inc. | 51

		Three Months Ended March 31, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	10	$—	$24	$7	$31
Total commercial	10	—	24	7	31
Residential mortgages	1,181	22	14	214	250
Home equity	178	2	—	9	11
Automobile	165	1	—	1	2
Education	143	—	—	6	6
Other retail	521	2	—	—	2
Total retail	2,188	27	14	230	271
Total	2,198	$27	$38	$237	$302

		Three Months Ended March 31, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	7	$—	$3	$—	$3
Total commercial	7	—	3	—	3
Residential mortgages	42	4	6	3	13
Home equity	147	2	5	4	11
Automobile	669	—	—	8	8
Education	147	—	—	4	4
Other retail	630	3	—	1	4
Total retail	1,635	9	11	20	40
Total	1,642	$9	$14	$20	$43
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
Modified TDRs resulted in charge-offs of $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.
Unfunded commitments related to TDRs were $76 million and $56 million at March 31, 2022 and December 31, 2021, respectively.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Commercial TDRs	$—	$22
Retail TDRs(1)	15	15
Total	$15	$37
(1) Includes $10 million and $2 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three months ended March 31, 2022 and 2021, respectively.
Citizens Financial Group, Inc. | 52

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2022 and December 31, 2021, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and facts surrounding the transaction.
NOTE 6 - MORTGAGE BANKING AND OTHER
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended March 31,
(in millions)	2022	2021
Cash proceeds from residential mortgage loans sold with servicing retained	$6,582	$9,038
Repurchased residential mortgages(1)	87	—
Gain on sales(2)	30	140
Contractually specified servicing, late and other ancillary fees(2)	67	58
(1) Includes government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSR was $92.8 billion and $90.2 billion at March 31, 2022 and December 31, 2021, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(in millions)	2022	2021
Fair value as of beginning of the period	$1,029	$658
Amounts capitalized	95	87
Changes in unpaid principal balance during the period(1)	(39)	(58)
Changes in fair value during the period(2)	156	206
Fair value at end of the period	$1,241	$893
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
Citizens Financial Group, Inc. | 53

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

(dollars in millions)	March 31, 2022	December 31, 2021
Fair value	$1,241	$1,029
Weighted average life (years)	7.8	6.4
Weighted average constant prepayment rate	8.8%	10.7%
Decline in fair value from 10% adverse change	$40	$45
Decline in fair value from 20% adverse change	$78	$87
Weighted average option adjusted spread	621 bps	596 bps
Decline in fair value from 10% adverse change	$33	$25
Decline in fair value from 20% adverse change	$66	$50
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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	March 31, 2022	December 31, 2021
Education	$699	$761
Commercial and industrial(1)	83	80
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
NOTE 7 - VARIABLE INTEREST ENTITIES
    Citizens is involved in various entities that are considered VIEs, including investments in limited partnerships that sponsor affordable housing projects, limited liability companies that sponsor renewable energy projects or asset-backed securities, and lending to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its investment in equity and asset-backed securities, unfunded commitments, and outstanding principal balance of loans to special purpose entities. The Company does not consolidate any of its investments in these entities. These investments are included in other assets in the Consolidated Balance Sheets. For more details see Note 11 in the Company’s 2021 Form 10-K.
A summary of these investments is presented below:

(in millions)	March 31, 2022	December 31, 2021
Lending to special purpose entities included in loans and leases	$2,602	$2,646
LIHTC investment included in other assets	2,130	1,978
LIHTC unfunded commitments included in other liabilities	1,050	927
Investment in asset-backed securities included in HTM securities	686	737
Renewable energy investments included in other assets	417	429
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of March 31, 2022 and December 31, 2021, the lending facilities had aggregate unpaid principal balances of $2.6 billion, and undrawn commitments to extend credit of $2.1 billion and $1.9 billion, respectively.
Citizens Financial Group, Inc. | 54

Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended March 31,
(in millions)	2022	2021
Tax credits included in income tax expense	$61	$51
Other tax benefits included in income tax expense	15	12
Total tax benefits included in income tax expense	76	63
Less: Amortization included in income tax expense	64	53
Net benefit from affordable housing tax credit investments included in income tax expense	$12	$10
No LIHTC investment impairment losses were recognized during the three months ended March 31, 2022 and 2021.
NOTE 8 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $25 million and $74 million as of March 31, 2022 and December 31, 2021, respectively.
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	March 31, 2022	December 31, 2021
Parent Company:
4.150% fixed-rate subordinated debt, due September 2022	$168	$168
3.750% fixed-rate subordinated debt, due July 2024	90	90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	337	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
2.638% fixed-rate subordinated debt, due September 2032	551	550
CBNA’s Global Note Program:
3.250% senior unsecured notes, due February 2022(1)	—	700
0.845% floating-rate senior unsecured notes, due February 2022(1)(2)	—	300
1.318% floating-rate senior unsecured notes, due May 2022(2)	250	250
2.650% senior unsecured notes, due May 2022	500	503
3.700% senior unsecured notes, due March 2023	504	512
1.933% floating-rate senior unsecured notes, due March 2023(2)	250	250
2.250% senior unsecured notes, due April 2025	747	746
3.750% senior unsecured notes, due February 2026	498	524
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 0.774% weighted average rate, due through 2041	20	19
Other	24	29
Total long-term borrowed funds	$5,894	$6,932
(1) Notes were redeemed on January 14, 2022.
(2) Rate disclosed reflects the floating rate as of March 31, 2022, or final floating rate as applicable.
Citizens Financial Group, Inc. | 55

The Parent Company’s long-term borrowed funds as of March 31, 2022 and December 31, 2021 included principal balances of $3.2 billion, and unamortized deferred issuance costs and/or discounts of $78 million and $80 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2022 and December 31, 2021 included principal balances of $2.8 billion and $3.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $6 million and $7 million, respectively, and hedging basis adjustments of $5 million and $42 million, respectively. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $2.8 billion and $2.3 billion at March 31, 2022 and December 31, 2021, respectively. The Company’s available FHLB borrowing capacity was $16.4 billion and $15.9 billion at March 31, 2022 and December 31, 2021, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2022, the Company’s unused secured borrowing capacity was approximately $63.2 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents a summary of maturities for the Company’s long-term borrowed funds at March 31, 2022:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2022	$168	$755	$923
2023	—	758	758
2024	107	1	108
2025	469	760	1,229
2026	498	499	997
2027 and thereafter	1,859	20	1,879
Total	$3,101	$2,793	$5,894
NOTE 9 - DERIVATIVES
In the normal course of business, Citizens enters into a variety of derivative transactions to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2021 Form 10-K.
Citizens Financial Group, Inc. | 56

The following table presents derivative instruments included in the Consolidated Balance Sheets:

	March 31, 2022			December 31, 2021
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$17,250	$1	$1	$23,450	$12	$2
Derivatives not designated as hedging instruments:
Interest rate contracts	158,286	172	445	142,987	680	174
Foreign exchange contracts	22,809	378	349	21,336	263	231
Commodities contracts	694	1,501	1,496	514	508	505
TBA contracts	7,650	102	22	7,776	8	8
Other contracts	3,081	9	30	3,555	38	2
Total derivatives not designated as hedging instruments		2,162	2,342		1,497	920
Gross derivative fair values		2,163	2,343		1,509	922
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(312)	(312)		(235)	(235)
Less: Cash collateral applied(2)		(176)	(1,396)		(58)	(490)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,675	$635		$1,216	$197
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
Citizens Financial Group, Inc. | 57

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2022	2021	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($37)	($28)	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	37	28	Interest expense - long-term borrowed funds
Interest rate swaps hedging debt securities available for sale	29	28	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(29)	(28)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2022		December 31, 2021
(in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$—	$—	$6,042	$—
Carrying amount of hedged liabilities	—	1,503	—	2,239
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	—	5	29	42
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $6.0 billion as of December 31, 2021) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019 and was terminated in the first quarter of 2022.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $141 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2022.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(in millions)	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($661)	($28)
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	37	46
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(5)	(12)
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
Citizens Financial Group, Inc. | 58

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2022	2021
Economic hedge type:
Customer interest rate contracts	($767)	($348)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	793	356	Foreign exchange and derivative products
Customer foreign exchange contracts	26	(116)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	3	150	Foreign exchange and derivative products
Customer commodity contracts	1,152	94	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(1,148)	(92)	Foreign exchange and derivative products
Residential loan commitments	(161)	(238)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	271	275	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(146)	(182)	Mortgage banking fees
Total	$23	($101)
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	(21)	(307)	—	(328)
Amounts reclassified to the Consolidated Statements of Operations	(25)	(2)	4	(23)
Net other comprehensive income (loss)	(46)	(309)	4	(351)
Balance at March 31, 2021	($57)	$71	($425)	($411)
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(491)	(1,077)	—	(1,568)
Amounts reclassified to the Consolidated Statements of Operations	(24)	(3)	2	(25)
Net other comprehensive income (loss)	(515)	(1,080)	2	(1,593)
Balance at March 31, 2022	($676)	($1,236)	($346)	($2,258)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

Citizens Financial Group, Inc. | 59

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2022			December 31, 2021
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2021 Form 10-K.
Dividends

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$165	$165	$0.39	$167	$167
Preferred stock
Series A	$—	$—	$—	$10.49	$3	$3
Series B	—	—	9	—	—	9
Series C	15.94	5	5	15.94	5	5
Series D	15.88	5	5	15.88	5	5
Series E	12.50	5	5	12.50	5	5
Series F	14.13	6	6	14.13	5	5
Series G	10.00	3	3	—	—	—
Total preferred stock		$24	$33		$23	$32
NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2021 Form 10-K.

(in millions)	March 31, 2022	December 31, 2021
Commitments to extend credit	$87,127	$84,206
Letters of credit	1,977	1,998
Risk participation agreements	17	39
Loans sold with recourse	85	82
Marketing rights	24	26
Total	$89,230	$86,351
Citizens Financial Group, Inc. | 60

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At March 31, 2022, the remaining terms on these RPAs ranged from less than one year to eight years.
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
Citizens Financial Group, Inc. | 61

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2022			December 31, 2021
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,595	$1,610	($15)	$2,657	$2,591	$66
Commercial and industrial, and commercial real estate loans held for sale, at fair value	122	127	(5)	76	79	(3)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2021 Form 10-K.
Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 20 in the Company’s 2021 Form 10-K.
Citizens Financial Group, Inc. | 62

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$23,899	$—	$23,899	$—
Collateralized loan obligations	1,264	—	1,264	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	154	154	—	—
Total debt securities available for sale	25,319	154	25,165	—
Loans held for sale, at fair value:
Residential loans held for sale	1,595	—	1,595	—
Commercial loans held for sale	122	—	122	—
Total loans held for sale, at fair value	1,717	—	1,717	—
Mortgage servicing rights	1,241	—	—	1,241
Derivative assets:
Interest rate contracts	173	—	173	—
Foreign exchange contracts	378	—	378	—
Commodities contracts	1,501	—	1,501	—
TBA contracts	102	—	102	—
Other contracts	9	—	—	9
Total derivative assets	2,163	—	2,154	9
Equity securities, at fair value(1)	108	101	7	—
Total assets	$30,548	$255	$29,043	$1,250
Derivative liabilities:
Interest rate contracts	$446	$—	$446	$—
Foreign exchange contracts	349	—	349	—
Commodities contracts	1,496	—	1,496	—
TBA contracts	22	—	22	—
Other contracts	30	—	—	30
Total derivative liabilities	2,343	—	2,313	30
Total liabilities	$2,343	$—	$2,313	$30
(1) Excludes investments of $22 million that are measured at fair value using the net asset value per share (or its equivalent) practical expedient.
Citizens Financial Group, Inc. | 63

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
The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2022
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,029	$38
Issuances	95	41
Settlements(1)	(39)	61
Changes in fair value during the period recognized in earnings(2)	156	(161)
Ending balance	$1,241	($21)

	Three Months Ended March 31, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$658	$197
Issuances	87	162
Settlements(1)	(58)	(83)
Changes in fair value during the period recognized in earnings(2)	206	(238)
Ending balance	$893	$38
(1) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(2) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.
Citizens Financial Group, Inc. | 64

The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of March 31, 2022
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	7.74-22.35% CPR (8.8% CPR)
		Option adjusted spread	400-1,060 bps (621 bps)
Other derivative contracts	Internal Model	Pull through rate	18.62-100.06% (82.66%)
		MSR value	4.37-177.45 bps (100.00 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2021 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(in millions)	2022	2021
Collateral-dependent loans	($2)	($19)

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$600	$—	$600	$—	$645	$—	$645	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2022
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,056	$2,011	$—	$—	$1,370	$1,355	$686	$656
Other loans held for sale	99	98	—	—	—	—	99	98
Loans and leases	131,305	129,134	—	—	600	600	130,705	128,534
Other assets	611	611	—	—	595	595	16	16
Financial liabilities:
Deposits	158,776	158,746	—	—	158,776	158,746	—	—
Short-term borrowed funds	25	25	—	—	25	25	—	—
Long-term borrowed funds	5,894	5,853	—	—	5,894	5,853	—	—
Citizens Financial Group, Inc. | 65

	December 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,242	$2,289	$—	$—	$1,505	$1,557	$737	$732
Other loans held for sale	735	735	—	—	—	—	735	735
Loans and leases	128,163	128,156	—	—	645	645	127,518	127,511
Other assets	624	624	—	—	609	609	15	15
Financial liabilities:
Deposits	154,361	154,366	—	—	154,361	154,366	—	—
Short-term borrowed funds	74	74	—	—	74	74	—	—
Long-term borrowed funds	6,932	7,188	—	—	6,932	7,188	—	—
NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$69	$27	$1	$97	$74	$25	$—	$99
Card fees	50	10	—	60	47	7	—	54
Capital markets fees	—	78	—	78	—	72	—	72
Trust and investment services fees	61	—	—	61	58	—	—	58
Other banking fees	1	2	1	4	—	2	—	2
Total revenue from contracts with customers	$181	$117	$2	$300	$179	$106	$—	$285
Total revenue from other sources(1)	76	96	26	198	172	64	21	257
Total noninterest income	$257	$213	$28	$498	$351	$170	$21	$542
(1) Includes bank-owned life insurance income of $21 million and $14 million for the three months ended March 31, 2022 and 2021, respectively.
The Company recognized trailing commissions of $4 million for the three months ended March 31, 2022 and 2021 related to ongoing commissions from previous investment sales.
NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(in millions)	2022	2021
Marketing	$26	$19
Deposit Insurance	20	15
Other	64	57
Other operating expense	$110	$91
Citizens Financial Group, Inc. | 66

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended March 31,
(in millions, except share and per share data)	2022	2021
Numerator (basic and diluted):
Net income	$420	$611
Less: Preferred stock dividends	24	23
Net income available to common stockholders	$396	$588
Denominator:
Weighted-average common shares outstanding - basic	422,401,747	425,953,716
Dilutive common shares: share-based awards	2,269,124	1,926,814
Weighted-average common shares outstanding - diluted	424,670,871	427,880,530
Earnings per common share:
Basic	$0.94	$1.38
Diluted(1)	0.93	1.37
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 2,222 and 305,210 for the three months ended March 31, 2022 and 2021, respectively.
NOTE 17 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 26 in the Company’s 2021 Form 10-K.

	As of and for the Three Months Ended March 31, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$857	$416	($126)	$1,147
Noninterest income	257	213	28	498
Total revenue	1,114	629	(98)	1,645
Noninterest expense	784	272	50	1,106
Profit (loss) before provision (benefit) for credit losses	330	357	(148)	539
Provision (benefit) for credit losses	49	12	(58)	3
Income (loss) before income tax expense (benefit)	281	345	(90)	536
Income tax expense (benefit)	72	74	(30)	116
Net income (loss)	$209	$271	($60)	$420
Total average assets	$77,551	$61,118	$49,648	$188,317

	As of and for the Three Months Ended March 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$863	$421	($167)	$1,117
Noninterest income	351	170	21	542
Total revenue	1,214	591	(146)	1,659
Noninterest expense	750	227	41	1,018
Profit (loss) before provision (benefit) for credit losses	464	364	(187)	641
Provision (benefit) for credit losses	59	101	(300)	(140)
Income (loss) before income tax expense (benefit)	405	263	113	781
Income tax expense (benefit)	103	52	15	170
Net income (loss)	$302	$211	$98	$611
Total average assets	$75,283	$57,738	$49,548	$182,569
Citizens Financial Group, Inc. | 67

Citizens utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income. This risk is centrally managed within the Treasury function and reported in the Other segment. The FTP methodology provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The offset to these FTP charges and credits is recorded in the Other segment.
Effective January 1, 2022, the Company refined its FTP credit methodology for deposits provided by each business segment. The rationale for this FTP refinement is to better estimate the net interest income resulting from the strong growth in deposits caused by the COVID-19 government stimulus. This resulted in lower net interest income, primarily in Consumer, offset by an increase in Other. Prior periods have not been restated.
There have been no other significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 26 in the Company’s 2021 Form 10-K.
NOTE 18 - SUBSEQUENT EVENTS
On April 6, 2022, Citizens completed the acquisition of Investors. For additional information regarding the acquisition see Note 2.
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
ITEM 1A. RISK FACTORS
In addition to the risk below and other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2021 Form 10-K.
Citizens Financial Group, Inc. | 68

The risk factors set forth in our 2021 Form 10-K are updated by the following risk:
Risks Related to our Business
Russia’s invasion of Ukraine may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Russia’s invasion of Ukraine has negatively impacted the global and U.S. economies including supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which the invasion adversely affects our business, financial condition and results of operations, as well as our liquidity and regulatory capital ratios, will depend on future developments, which are highly uncertain and unpredictable, including the extent and duration of the invasion and economic sanctions imposed on Russia, and the immeasurable humanitarian toll inflicted on Ukraine. If the invasion adversely affects us, it may also have the effect of heightening other risks related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 28, 2022) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 29, 2022)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 69

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2022.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 70