Form 10-Q
period 2022-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2022-08-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 495,643,401 shares of Registrant’s common stock ($0.01 par value) outstanding on July 27, 2022.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
COVID-19	Coronavirus Disease 2019
CRE	Commercial Real Estate
DH Capital	DH Capital, LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
Citizens Financial Group, Inc. | 3

HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc.
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
Citizens Financial Group, Inc. | 4

VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
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
Citizens Financial Group, Inc. | 7

•The inability to retain existing Investors or HSBC clients and employees following the closing of the Investors acquisition and HSBC transaction; and
•Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the pandemic and Russia’s invasion of Ukraine on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic and Russia’s invasion of Ukraine, actions taken by governmental authorities in response to the pandemic and Russia’s invasion of Ukraine, and the direct and indirect impact of the pandemic and Russia’s invasion of Ukraine on our customers, third parties and us.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2021 Form 10-K as well as Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2022.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $226.7 billion in assets as of June 30, 2022. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,300 ATMs and more than 1,200 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
On February 18, 2022, CBNA completed the acquisition of the HSBC East Coast branches and national online deposit business. The transaction extends our physical presence and adds customers in several attractive markets, accelerating our national expansion strategy. The transaction includes 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida.
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
On June 8, 2022, Citizens completed the acquisition of DH Capital, a private investment banking firm serving companies in the internet infrastructure, software, IT services and communications sectors. This acquisition further strengthens our growing corporate advisory capabilities.
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
Citizens Financial Group, Inc. | 8

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
FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $284 million to $364 million and decreased $475 million to $784 million, with earnings per diluted common share of $0.67, down $0.77 from $1.44, and $1.58, down $1.23 from $2.81, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Results reflect notable items of $231 million or $0.47 per diluted common share, net of tax benefit, for the three months ended June 30, 2022, compared to $8 million or $0.02 per diluted common share, net of tax benefit, for the same period in 2021. For the six months ended June 30, 2022, notable items were $287 million or $0.63 per diluted common share, net of tax benefit, as compared to $23 million or $0.06 per diluted common share, net of tax benefit, for the same period in 2021.

Table 1: Notable Items
	Three Months Ended June 30, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$216	$—	$—	$145	$71
Noninterest income	494	(31)	—	—	525
Noninterest expense	1,305	104	21	—	1,180
Income tax expense	114	(28)	(5)	(37)	184

	Three Months Ended June 30, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($213)	$—	$—	$—	($213)
Noninterest income	485	—	—	—	485
Noninterest expense	991	2	9	—	980
Income tax expense	183	(1)	(2)	—	186
Citizens Financial Group, Inc. | 9

	Six Months Ended June 30, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$219	$—	$—	$169	$50
Noninterest income	992	(31)	—	—	1,023
Noninterest expense	2,411	141	32	—	2,238
Income tax expense	230	(38)	(5)	(43)	316

	Six Months Ended June 30, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($353)	$—	$—	$—	($353)
Noninterest income	1,027	—	—	—	1,027
Noninterest expense	2,009	2	29	—	1,978
Income tax expense	353	(1)	(7)	—	361
(1) Includes integration related costs associated with acquisitions for the three and six months ended June 30, 2022 and 2021, and mark-to-market losses on loans acquired from Investors classified as LHFS for the three and six months ended June 30, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three and six months ended June 30, 2022 and 2021, and income tax impacts related to legacy tax matters for the six months ended June 30, 2022.
(3) Includes the initial provision for credit losses of $145 million and $169 million for the three and six months ended June 30, 2022, respectively, tied to the Investors acquisition and the HSBC transaction. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
•Net income available to common stockholders decreased $284 million to $332 million and decreased $476 million to $728 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $563 million and $1.0 billion for the three and six months ended June 30, 2022, respectively, compared with $624 million and $1.2 billion for the same periods in 2021.
◦On an Underlying basis, earnings per diluted common share of $1.14 and $2.21 for the three and six months ended June 30, 2022, respectively, compared to $1.46 and $2.87 for the same periods in 2021.
•Total revenue increased $390 million to $2.0 billion and increased $376 million to $3.6 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by increases of 34% and 18%, respectively, in net interest income, including the impact of the Investors acquisition and the HSBC transaction.
•The efficiency ratio of 65.3% and 66.2% for the three and six months ended June 30, 2022, respectively, compared to 61.6% and 61.5% for the same periods in 2021.
◦On an Underlying basis, the efficiency ratio of 58.2% and 60.9% for the three and six months ended June 30, 2022, respectively, compared to 60.9% and 60.6% for the same periods in 2021.
•ROTCE of 9.1% and 10.2% for the three and six months ended June 30, 2022, respectively, compared to 17.5% and 17.3% for the same periods in 2021.
◦On an Underlying basis, ROTCE of 15.5% and 14.2% for the three and six months ended June 30, 2022, respectively, compared to 17.7% for both periods in 2021.
•Tangible book value per common share of $29.14 decreased 16% from December 31, 2021.
For additional information regarding our financial performance, see “—Results of Operations” included in this report.

Citizens Financial Group, Inc. | 10

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

Table 2: Major Components of Net Interest Income
	Three Months Ended June 30,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$4,630	$13	1.06%	$11,259	$3	0.12%	($6,629)	94 bps
Taxable investment securities	35,900	201	2.25	27,597	124	1.80	8,303	45
Non-taxable investment securities	3	—	2.62	3	—	2.60	—	2
Total investment securities	35,903	201	2.25	27,600	124	1.80	8,303	45
Commercial and industrial	50,517	418	3.28	44,388	345	3.08	6,129	20
Commercial real estate	27,592	243	3.48	14,473	95	2.58	13,119	90
Leases	1,575	10	2.61	1,792	12	2.76	(217)	(15)
Total commercial loans and leases	79,684	671	3.33	60,653	452	2.96	19,031	37
Residential mortgages	28,486	221	3.10	20,242	154	3.04	8,244	6
Home equity	12,811	105	3.27	11,825	92	3.13	986	14
Automobile	14,172	127	3.60	12,526	125	4.00	1,646	(40)
Education	13,144	137	4.18	12,632	135	4.26	512	(8)
Other retail	5,557	109	7.87	5,612	100	7.13	(55)	74
Total retail loans	74,170	699	3.77	62,837	606	3.86	11,333	(9)
Total loans and leases	153,854	1,370	3.55	123,490	1,058	3.42	30,364	13
Loans held for sale, at fair value	1,937	17	3.60	3,751	24	2.55	(1,814)	105
Other loans held for sale	2,353	25	4.21	233	2	2.99	2,120	122
Interest-earning assets	198,677	1,626	3.26	166,333	1,211	2.90	32,344	36
Noninterest-earning assets	22,290			18,123			4,167
Total assets	$220,967			$184,456			$36,511
Liabilities and Stockholders’ Equity
Checking with interest	$38,747	$15	0.16%	$27,278	$5	0.08%	$11,469	8
Money market	48,795	23	0.19	49,394	21	0.17	(599)	2
Savings	27,661	9	0.14	20,077	5	0.10	7,584	4
Term	6,970	7	0.31	6,970	11	0.61	—	(30)
Total interest-bearing deposits	122,173	54	0.18	103,719	42	0.16	18,454	2
Short-term borrowed funds	3,995	10	0.98	69	—	0.87	3,926	11
Long-term borrowed funds	10,222	57	2.26	7,434	45	2.41	2,788	(15)
Total borrowed funds	14,217	67	1.90	7,503	45	2.40	6,714	(50)
Total interest-bearing liabilities	136,390	121	0.36	111,222	87	0.31	25,168	5
Demand deposits	54,189			46,630			7,559
Other noninterest-bearing liabilities	5,991			3,741			2,250
Total liabilities	196,570			161,593			34,977
Stockholders’ equity	24,397			22,863			1,534
Total liabilities and stockholders’ equity	$220,967			$184,456			$36,511
Interest rate spread			2.90%			2.59%		31
Net interest income and net interest margin		$1,505	3.04%		$1,124	2.71%		33
Net interest income and net interest margin, FTE(1)		$1,507	3.04%		$1,126	2.72%		32
Memo: Total deposits (interest-bearing and demand)	$176,362	$54	0.12%	$150,349	$42	0.11%	$26,013	1	bp
Citizens Financial Group, Inc. | 11

	Six Months Ended June 30,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$6,333	$17	0.52%	$11,061	$6	0.11%	($4,728)	41 bps
Taxable investment securities	32,591	339	2.08	27,316	252	1.84	5,275	24
Non-taxable investment securities	2	—	2.61	3	—	2.60	(1)	1
Total investment securities	32,593	339	2.08	27,319	252	1.84	5,274	24
Commercial and industrial	47,747	746	3.11	44,338	692	3.10	3,409	1
Commercial real estate	20,867	333	3.17	14,574	189	2.58	6,293	59
Leases	1,568	21	2.71	1,852	25	2.73	(284)	(2)
Total commercial loans and leases	70,182	1,100	3.12	60,764	906	2.97	9,418	15
Residential mortgages	25,987	390	3.00	19,817	302	3.05	6,170	(5)
Home equity	12,469	195	3.15	11,912	187	3.16	557	(1)
Automobile	14,352	254	3.58	12,378	250	4.07	1,974	(49)
Education	13,091	268	4.13	12,534	269	4.32	557	(19)
Other retail	5,492	211	7.75	5,765	205	7.19	(273)	56
Total retail loans	71,391	1,318	3.71	62,406	1,213	3.91	8,985	(20)
Total loans and leases	141,573	2,418	3.42	123,170	2,119	3.44	18,403	(2)
Loans held for sale, at fair value	2,150	33	3.11	3,535	42	2.40	(1,385)	71
Other loans held for sale	1,409	32	4.48	348	8	4.48	1,061	—
Interest-earning assets	184,058	2,839	3.09	165,433	2,427	2.94	18,625	15
Noninterest-earning assets	20,674			18,085			2,589
Total assets	$204,732			$183,518			$21,214
Liabilities and Stockholders’ Equity:
Checking with interest	$34,605	$20	0.12%	$26,700	$11	0.09%	$7,905	3
Money market	48,012	35	0.15	49,465	43	0.17	(1,453)	(2)
Savings	25,758	14	0.11	19,348	10	0.10	6,410	1
Term	5,976	10	0.30	7,767	28	0.73	(1,791)	(43)
Total interest-bearing deposits	114,351	79	0.14	103,280	92	0.18	11,071	(4)
Short-term borrowed funds	2,023	10	1.00	109	—	0.59	1,914	41
Long-term borrowed funds	8,155	98	2.40	7,882	94	2.38	273	2
Total borrowed funds	10,178	108	2.13	7,991	94	2.36	2,187	(23)
Total interest-bearing liabilities	124,529	187	0.30	111,271	186	0.34	13,258	(4)
Demand deposits	51,430			45,230			6,200
Other noninterest-bearing liabilities	5,073			4,297			776
Total liabilities	181,032			160,798			20,234
Stockholders’ equity	23,700			22,720			980
Total liabilities and stockholders’ equity	$204,732			$183,518			$21,214
Interest rate spread			2.79%			2.60%		19
Net interest income and net interest margin		$2,652	2.91%		$2,241	2.73%		18
Net interest income and net interest margin, FTE(1)		$2,656	2.91%		$2,246	2.74%		17
Memo: Total deposits (interest-bearing and demand)	$165,781	$79	0.10%	$148,510	$92	0.12%	$17,271	(2) bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income increased $381 million, or 34%, and increased $411 million, or 18%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting growth of 19% and 11%, respectively, in interest-earning assets and a higher net interest margin.
Net interest margin on a FTE basis increased 32 basis points to 3.04%, and increased 17 basis points to 2.91%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting higher earning-asset yields given higher market interest rates, the impact of the HSBC transaction and Investors acquisition, and the deployment of cash into loan growth, partially offset by increased funding costs. Average interest-earning asset yields increased 36 basis points to 3.26%, and increased 15 basis points to 3.09%, while average interest-bearing liability costs increased 5 basis points to 0.36%, and decreased 4 basis points to 0.30%, respectively, compared to the same periods.
Average interest-earning assets increased $32.3 billion, or 19%, and increased $18.6 billion, or 11%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. An increase
Citizens Financial Group, Inc. | 12

in loans, primarily reflecting the impact of the HSBC transaction and Investors acquisition, and investments was partially offset by a decrease in cash held in interest-bearing deposits from the partial deployment of elevated liquidity.
Average deposits increased $26.0 billion, or 17%, and increased $17.3 billion, or 12%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily attributable to the HSBC transaction and Investors acquisition. Average total borrowed funds increased $6.7 billion and increased $2.2 billion, respectively, compared to the same periods, given an increase in long-term and short-term FHLB advances and subordinated debt, partially offset by a decrease in senior debt.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Capital markets fees	$88	$91	($3)	(3%)	$181	$172	$9	5%
Service charges and fees	108	100	8	8	206	199	7	4
Mortgage banking fees	72	85	(13)	(15)	141	250	(109)	(44)
Card fees	71	64	7	11	131	119	12	10
Trust and investment services fees	66	60	6	10	127	118	9	8
Letter of credit and loan fees	40	38	2	5	78	76	2	3
Foreign exchange and derivative products	60	28	32	114	111	56	55	98
Securities gains, net	1	3	(2)	(67)	5	6	(1)	(17)
Other income(1)	(12)	16	(28)	NM	12	31	(19)	(61)
Noninterest income	$494	$485	$9	2%	$992	$1,027	($35)	(3%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income increased $9 million, or 2%, and decreased $35 million, or 3%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, highlighted by the following significant changes.
•The changes in capital markets fees reflect lower bond underwriting fees and higher merger and acquisition advisory and loan syndication fees.
•Service charges and fees increased driven by the Investors acquisition and HSBC transaction.
•Mortgage banking fees declined given lower gain-on-sale margins and production volumes.
•Card fees increased driven by higher debit and credit card volumes.
•Trust and investment services fees increased driven by higher annuity and assets under management fees.
•Foreign exchange and derivative products revenue increased reflecting growth in client hedging activity across foreign exchange, interest rate and commodity products.
•The decrease in other income was driven by $31 million of mark-to-market losses on loans acquired from Investors classified as LHFS, partially offset by higher bank-owned life insurance income.
Citizens Financial Group, Inc. | 13

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Salaries and employee benefits	$683	$524	$159	30%	$1,277	$1,072	$205	19%
Equipment and software	169	155	14	9	319	307	12	4
Outside services	189	137	52	38	358	276	82	30
Occupancy	111	82	29	35	194	170	24	14
Other operating expense	153	93	60	65	263	184	79	43
Noninterest expense	$1,305	$991	$314	32%	$2,411	$2,009	$402	20%
Noninterest expense increased $314 million, or 32%, and increased $402 million, or 20%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases in three and six month expense were driven primarily by $104 million and $141 million, respectively, of integration-related costs, higher salaries and employee benefits as well as other operating expense associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
Credit provision expense of $216 million and $219 million for the three and six months ended June 30, 2022, respectively, compared to a credit provision benefit of $213 million and $353 million for the same periods in 2021. The credit provision includes the “double count” of the non-PCD loan CECL provision expense of $145 million and $169 million for the three and six months ended June 30, 2022, respectively, tied to the Investors acquisition and the HSBC transaction. The increased provision expense reflects loan growth, including the Investors acquisition and a slight deterioration in the macroeconomic outlook, partially offset by strong credit performance across retail and commercial.
Income Tax Expense
Income tax expense of $114 million and $230 million decreased $69 million and $123 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by decreased taxable income. The effective income tax rate of 23.8% and 22.7% for the same periods increased from 22.0% and 21.9%, respectively, compared to the same periods in 2021, primarily driven by higher state taxes and nondeductible expenses related to recent acquisitions, partially offset by the increased benefit of tax-advantaged investments.
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
There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2021 Form 10-K other than the change relative to our FTP methodology. See Note 18 for additional information.
Citizens Financial Group, Inc. | 14

The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 18 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended June 30,		Three Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net interest income	$995	$897	$534	$419
Noninterest income	280	283	221	178
Total revenue	1,275	1,180	755	597
Noninterest expense	881	751	308	226
Profit before credit losses	394	429	447	371
Net charge-offs	39	45	10	34
Income before income tax expense	355	384	437	337
Income tax expense	90	98	96	72
Net income	$265	$286	$341	$265
Average Balances:
Total assets	$88,881	$75,600	$78,638	$57,527
Total loans and leases(1)	83,248	71,389	74,172	54,758
Deposits	118,482	100,933	51,575	44,049
Interest-earning assets	84,026	72,308	74,422	55,143

	Consumer Banking		Commercial Banking
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net interest income	$1,852	$1,760	$950	$840
Noninterest income	537	634	434	348
Total revenue	2,389	2,394	1,384	1,188
Noninterest expense	1,665	1,501	580	453
Profit before credit losses	724	893	804	735
Net charge-offs	88	104	22	135
Income before income tax expense	636	789	782	600
Income tax expense	162	201	170	124
Net income	$474	$588	$612	$476
Average Balances:
Total assets	$83,247	$75,443	$69,927	$57,632
Total loans and leases(1)	78,268	70,792	66,134	54,786
Deposits	111,610	99,067	48,067	44,012
Interest-earning assets	79,067	71,725	66,412	55,159
(1) Includes LHFS.
Consumer Banking
Net interest income increased $98 million, or 11%, and increased $92 million, or 5%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by higher net interest margin and growth in interest-earning assets, including the impact of the HSBC transaction and Investors acquisition. This increase was partially offset by a reduction in PPP loans. Average loans increased $11.9 billion and increased $7.5 billion for the same periods, reflecting the impact of the Investors acquisition and HSBC transaction, partially offset by a decline in PPP loans and planned runoff of personal unsecured installment loans. Deposits increased $17.5 billion, or 17%, and increased $12.5 billion, or 13%, for the same periods, including the impact of the HSBC transaction and Investors acquisition.
Noninterest income decreased $3 million, or 1%, and decreased $97 million, or 15%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by lower mortgage banking fees reflecting lower gain-on-sale margins and production volumes, and lower service charges and fees. This decrease was partially offset by higher trust and investment services fees reflecting higher annuity and management fees, and higher card fees driven by debit and credit card volumes.
Citizens Financial Group, Inc. | 15

Noninterest expense increased $130 million, or 17%, and increased $164 million, or 11%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting higher salaries and employee benefits and other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs decreased $6 million, or 13%, and decreased $16 million, or 15%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, as consumers continued to maintain a savings cushion, the economy approached full employment and residential mortgage and auto loan collateral values remained elevated.
Commercial Banking
Net interest income increased $115 million, or 27%, and increased $110 million, or 13%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by higher net interest margin and growth in interest-earning assets, including the impact of the Investors acquisition.
Noninterest income increased $43 million, or 24%, and increased $86 million, or 25%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by higher foreign exchange and derivative products revenue, reflecting increased client activity across foreign exchange, interest rate and commodity products, partially offset by lower capital markets fees driven by lower bond underwriting fees.
Noninterest expense increased $82 million, or 36%, and increased $127 million, or 28%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting higher salaries and employee benefits and other operating expense associated with increased travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs decreased $24 million, or 71%, and decreased $113 million, or 84%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, as credit performance remained strong.
ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of AFS and HTM Securities
	June 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$3,455	$3,408	$11	$11
State and political subdivisions	3	3	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,568	20,089	24,607	24,442
Other/non-agency	281	261	397	405
Total mortgage-backed securities	21,849	20,350	25,004	24,847
Collateralized loan obligations	1,248	1,200	1,208	1,207
Total debt securities available for sale, at fair value	$26,555	$24,961	$26,225	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,921	$8,747	$1,505	$1,557
Total mortgage-backed securities	8,921	8,747	1,505	1,557
Asset-backed securities	646	614	737	732
Total debt securities held to maturity	$9,567	$9,361	$2,242	$2,289
Total debt securities available for sale and held to maturity	$36,122	$34,322	$28,467	$28,356
Equity securities, at cost	$1,162	$1,162	$624	$624
Equity securities, at fair value	138	138	109	109
Citizens Financial Group, Inc. | 16

Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. As of June 30, 2022, U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 93% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2021 Form 10-K.
The fair value of the debt securities portfolio increased $6.0 billion from December 31, 2021, driven in large part by $3.8 billion from the Investors acquisition as well as net securities purchases. This increase was partially offset by the impact of higher interest rates driving a $2.8 billion increase in unrealized losses.
The amortized cost basis of the HTM portfolio increased $7.3 billion due to the transfer of $7.8 billion from the AFS portfolio during the second quarter of 2022, offset in part by paydowns. The ratio of HTM securities to total securities increased to approximately 27% as of June 30, 2022.
As of June 30, 2022, the portfolio’s average effective duration was 5.7 years compared with 4.3 years as of December 31, 2021, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds. We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits.
Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(in millions)	June 30, 2022	December 31, 2021	Change	Percent
Commercial and industrial	$51,801	$44,500	$7,301	16%
Commercial real estate	28,070	14,264	13,806	97
Leases	1,574	1,586	(12)	(1)
Total commercial	81,445	60,350	21,095	35
Residential mortgages	29,088	22,822	6,266	27
Home equity	13,122	12,015	1,107	9
Automobile	13,868	14,549	(681)	(5)
Education	13,141	12,997	144	1
Other retail	5,508	5,430	78	1
Total retail	74,727	67,813	6,914	10
Total loans and leases	$156,172	$128,163	$28,009	22%
Total loans and leases increased $28.0 billion from $128.2 billion as of December 31, 2021, primarily driven by the Investors acquisition and the HSBC transaction, resulting in growth in commercial and retail of 35% and 10%, respectively.
Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 of this report, and “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2021 Form 10-K.
The ACL of $2.1 billion at June 30, 2022 compared with the ACL of $1.9 billion as of December 31, 2021, reflecting a reserve increase of $213 million. For further information, see Note 5.
Citizens Financial Group, Inc. | 17

Table 8: ACL and Related Coverage Ratios by Portfolio
	June 30, 2022			December 31, 2021
(in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$51,801	$608	1.17%	$44,500	$555	1.25%
Commercial real estate	28,070	350	1.25	14,264	220	1.54
Leases	1,574	29	1.87	1,586	46	2.92
Total commercial	81,445	987	1.21	60,350	821	1.36
Residential mortgages	29,088	196	0.67	22,822	144	0.63
Home equity	13,122	96	0.73	12,015	82	0.69
Automobile	13,868	145	1.04	14,549	154	1.05
Education	13,141	287	2.18	12,997	308	2.37
Other retail	5,508	253	4.59	5,430	249	4.59
Total retail	74,727	977	1.31	67,813	937	1.38
Total loans and leases	$156,172	$1,964	1.26%	$128,163	$1,758	1.37%
Allowance for Unfunded Lending Commitments
Commercial(1)		$166	1.42%		$153	1.61%
Retail(2)		17	1.33		23	1.42
Total allowance for unfunded lending commitments		183			176
Allowance for credit losses	$156,172	$2,147	1.37%	$128,163	$1,934	1.51%
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

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2022	December 31, 2021	Change		Percent
Commercial and industrial	$202	$171	$31		18%
Commercial real estate	37	11	26		236
Leases	—	1	(1)		(100)
Total commercial	239	183	56		31
Residential mortgages(1)	253	201	52		26
Home equity	240	220	20		9
Automobile	50	55	(5)		(9)
Education	31	23	8		35
Other retail	26	20	6		30
Total retail	600	519	81		16
Nonaccrual loans and leases	$839	$702	$137		20%
Nonaccrual loans and leases to total loans and leases	0.54%	0.55%	(1	bp)
Allowance for loan and lease losses to nonaccrual loans and leases	234	251	(17%)
Allowance for credit losses to nonaccrual loans and leases	256	276	(20%)
(1) Loans fully or partially guaranteed by the FHA, VA and USDA are classified as accruing.
The increase in nonaccrual loans and leases is primarily due to the impact of the Investors acquisition.
Citizens Financial Group, Inc. | 18

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended June 30,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$10	$50,517	0.08%	$28	$44,388	0.25%
Commercial real estate	—	27,592	—	—	14,473	—
Leases	—	1,575	(0.05)	13	1,792	2.97
Total commercial	10	79,684	0.05	41	60,653	0.27
Residential mortgages	(1)	28,486	(0.01)	(1)	20,242	(0.03)
Home equity	(9)	12,811	(0.27)	(10)	11,825	(0.33)
Automobile	6	14,172	0.16	(2)	12,526	(0.04)
Education	11	13,144	0.34	13	12,632	0.40
Other retail	32	5,557	2.25	37	5,612	2.63
Total retail	39	74,170	0.21	37	62,837	0.24
Total loans and leases	$49	$153,854	0.13%	$78	$123,490	0.25%
Second quarter 2022 NCOs decreased $29 million, or 37%, compared to the second quarter of 2021, driven by a decrease in commercial of $31 million. Second quarter 2022 annualized net charge-offs of 0.13% of average loans and leases were down 12 basis points from the second quarter of 2021.

Table 11: Ratio of Net Charge-Offs to Average Loans and Leases
	Six Months Ended June 30,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$21	$47,747	0.09%	$105	$44,338	0.48%
Commercial real estate	—	20,867	—	26	14,574	0.36
Leases	—	1,568	0.03	14	1,852	1.58
Total commercial	21	70,182	0.06	145	60,764	0.48
Residential mortgages	(1)	25,987	(0.01)	(2)	19,817	(0.02)
Home equity	(18)	12,469	(0.30)	(17)	11,912	(0.29)
Automobile	12	14,352	0.17	9	12,378	0.15
Education	27	13,091	0.41	20	12,534	0.32
Other retail	67	5,492	2.43	81	5,765	2.82
Total retail	87	71,391	0.24	91	62,406	0.29
Total loans and leases	$108	$141,573	0.15%	$236	$123,170	0.39%
First half 2022 NCOs decreased $128 million, or 54%, from the first half of 2021, driven by decreases in commercial and retail of $124 million and $4 million, respectively. First half 2022 annualized net charge-offs of 0.15% of average loans and leases were down 24 basis points from first half of 2021.
Retail NCOs reflected modest improvement for the three and six months ended June 30, 2022 compared to the same periods in 2021, as consumers continued to maintain a savings cushion, the economy approached full employment and residential mortgage and automobile loan collateral values remained elevated. Commercial NCOs decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021, as credit performance remained strong.
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
Citizens Financial Group, Inc. | 19

Table 12: Commercial Loans and Leases by Regulatory Classification
	June 30, 2022
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$49,353	$813	$1,479	$156	$51,801
Commercial real estate	26,410	561	1,087	12	28,070
Leases	1,557	9	8	—	1,574
Total commercial	$77,320	$1,383	$2,574	$168	$81,445

	December 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$42,254	$809	$1,294	$143	$44,500
Commercial real estate	13,319	406	528	11	14,264
Leases	1,512	49	24	1	1,586
Total commercial	$57,085	$1,264	$1,846	$155	$60,350
Total commercial criticized balances of $4.1 billion as of June 30, 2022 increased $860 million compared with December 31, 2021, primarily driven by the Investors acquisition. Commercial criticized as a percent of total commercial of 5.1% at June 30, 2022 decreased from 5.4% at December 31, 2021, given improvements in loan mix.
Commercial and industrial criticized balances of $2.4 billion, or 4.7% of the total commercial and industrial loan portfolio as of June 30, 2022, increased from $2.2 billion, or 5.0%, as of December 31, 2021, primarily driven by the Investors acquisition. The percentage decrease was primarily driven by an improved loan mix. Commercial and industrial criticized loans represented 59% of total criticized loans as of June 30, 2022 compared to 69% as of December 31, 2021.
Commercial real estate criticized balances of $1.7 billion, or 5.9% of the commercial real estate portfolio, increased from $945 million, or 6.6% as of December 31, 2021, primarily driven by the Investors acquisition. Commercial real estate accounted for 40% of total criticized loans as of June 30, 2022, compared to 29% as of December 31, 2021.
Citizens Financial Group, Inc. | 20

Table 13: Commercial Loans and Leases by Industry Sector
	June 30, 2022		December 31, 2021
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Finance and insurance	$11,542	7%	$9,301	7%
Health, pharma, and social assistance	3,136	2	2,912	2
Accommodation and food services	3,716	2	3,438	3
Professional, scientific, and technical services	3,009	2	2,665	2
Other manufacturing	4,481	3	4,087	3
Technology	4,822	3	4,220	3
Retail trade	2,779	2	2,237	2
Energy and related	2,156	1	2,017	2
Wholesale trade	3,104	2	2,358	2
Arts, entertainment, and recreation	1,372	1	1,189	1
Other services	2,192	2	2,051	2
Administrative and waste management services	1,494	1	1,396	1
Transportation and warehousing	1,078	1	1,147	1
Consumer products manufacturing	1,434	1	1,192	1
Automotive	1,437	1	1,172	1
Educational services	659	—	573	—
Chemicals	1,161	1	896	1
Real estate and rental and leasing	1,436	1	739	—
All other(1)	506	—	123	—
Total commercial and industrial	51,514	33	43,713	34
Real estate and rental and leasing	25,774	17	12,773	10
Accommodation and food services	623	—	605	—
Finance and insurance	798	1	624	1
Other services(2)	312	—	45	—
Health, pharma, and social assistance(2)	273	—	14	—
All other(1)	290	—	203	—
Total commercial real estate	28,070	18	14,264	11
Total leases	1,574	1	1,586	1
Total commercial(3)	$81,158	52%	$59,563	46%
(1) Deferred fees and costs are reported in All other.
(2) Sector was added in the second quarter of 2022. Prior period has been adjusted to conform with the current period presentation.
(3) Excludes PPP loans of $287 million and $787 million as of June 30, 2022 and December 31, 2021, respectively.
Retail Loan Asset Quality
For retail loans, we utilize credit scores provided by FICO and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO credit scores are the strongest indicator of potential credit losses over the contractual life of the loan. These scores represent current and historical national industry-wide consumer level credit performance data, which management considers to predict a borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions. However, we do lend selectively in areas outside the footprint, primarily in automobile finance and education lending.
Citizens Financial Group, Inc. | 21

Table 14: Retail Loan Portfolio Analysis
	June 30, 2022					December 31, 2021
		Days Past Due and Accruing					Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	96.67%	0.20%	0.12%	2.14%	0.87%	96.03%	0.45%	0.23%	2.41%	0.88%
Home equity	97.81	0.27	0.09	—	1.83	97.75	0.32	0.10	—	1.83
Automobile	98.50	0.87	0.27	—	0.36	98.45	0.90	0.27	—	0.38
Education	99.44	0.20	0.10	0.02	0.24	99.45	0.26	0.10	0.01	0.18
Other retail	98.20	0.64	0.44	0.25	0.47	98.18	0.74	0.42	0.29	0.37
Total retail	97.81%	0.37%	0.16%	0.86%	0.80%	97.69%	0.51%	0.20%	0.83%	0.77%
(1) 90+ days past due and accruing includes $623 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2022 and December 31, 2021, respectively.
For more information on the aging of accruing and nonaccrual retail loans, see Note 5.

Table 15: Retail Asset Quality Metrics
	June 30, 2022	December 31, 2021
Average refreshed FICO for total portfolio	768	768
CLTV ratio for secured real estate(1)	53%	56%
Nonaccrual retail loans as a percentage of total retail	0.80%	0.77%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
Troubled Debt Restructurings
In the first quarter of 2020, the CARES Act and interagency guidance exempted from TDR classification COVID-19-related modified retail and commercial loans that met certain eligibility criteria. We generally do not consider modified loans that met eligibility criteria under the CARES Act to be TDRs. On December 31, 2021, relief provisions granted under the CARES Act expired, including the TDR classification exemption.
For additional information regarding TDRs, see Note 6 in our 2021 Form 10-K.

Table 16: Accruing and Nonaccrual Troubled Debt Restructurings
	June 30, 2022
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$195	—%	—%	$89	$284
Commercial real estate	1	—	—	9	10
Total commercial	196	—	—	98	294
Residential mortgages(1)	524	2.2	24.0	86	610
Home equity	162	0.3	—	88	250
Automobile	8	0.2	—	13	21
Education	100	0.4	0.2	20	120
Other retail	17	0.2	—	3	20
Total retail	811	3.3	24.2	210	1,021
Total	$1,007	3.3%	24.2%	$308	$1,315
Citizens Financial Group, Inc. | 22

	December 31, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$196	—%	—%	$74	$270
Commercial real estate	1	—	—	9	10
Total commercial	197	—	—	83	280
Residential mortgages(1)	295	2.9	12.0	42	337
Home equity	183	0.6	—	74	257
Automobile	8	0.2	—	22	30
Education	112	0.5	0.1	11	123
Other retail	20	0.2	—	2	22
Total retail	618	4.5	12.1	151	769
Total	$815	4.5%	12.1%	$234	$1,049
(1) Includes $242 million and $98 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2022 and December 31, 2021, respectively.
Deposits

Table 17: Composition of Deposits
(in millions)	June 30, 2022	December 31, 2021	Change	Percent
Demand	$54,169	$49,443	$4,726	10%
Money market	48,063	47,216	847	2
Checking with interest	39,611	30,409	9,202	30
Savings	27,959	22,030	5,929	27
Term	9,123	5,263	3,860	73
Total deposits	$178,925	$154,361	$24,564	16%
The increase in total deposits as of June 30, 2022 compared to December 31, 2021 is driven by $25.8 billion of period-end balances from the Investors acquisition and the HSBC transaction.
Borrowed Funds
Total borrowed funds of $18.2 billion as of June 30, 2022 increased $11.2 billion from December 31, 2021, driven by an increase in FHLB borrowings. The FHLB borrowings increased due to the advances acquired from Investors and the funding of loan and security growth. For more information regarding our borrowed funds, see “—Liquidity” and Note 9.
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
Citizens Financial Group, Inc. | 23

Under the stress capital buffer (“SCB”) framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments.
For Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. Our SCB requirement through September 30, 2022, is 3.4%. On June 23, 2022, the FRB notified us that based on the results of the 2022 CCAR supervisory stress tests, our preliminary SCB effective October 1, 2022 through September 30, 2023, will remain at 3.4%, with the FRB providing us with a final SCB by August 31, 2022. To incorporate the effects of the Investors acquisition on our capital requirements, the FRB will require that we participate in the 2023 CCAR supervisory stress tests.
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
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and investments in the capital of unconsolidated financial institutions is 25%. As of June 30, 2022, we did not meet the threshold for these additional capital deductions. MSRs or certain deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID-19 pandemic, the FRB and the other federal banking regulators adopted a final rule relative to regulatory capital treatment of ACL under CECL. This rule allows electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period will phase-in the aggregate amount of capital benefit provided during the initial two-year delay. On December 31, 2021, the aggregate amount of capital benefit was $384 million. The reduction in the capital benefit in 2022 is $96 million, or 5 basis points.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2021 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 18: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2022		December 31, 2021		Required Minimum Capital Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$17,946	9.6%	$15,656	9.9%	7.9%
Tier 1 capital	19,960	10.6	17,670	11.1	9.4
Total capital	23,184	12.3	20,244	12.7	11.4
Tier 1 leverage	19,960	9.3	17,670	9.7	4.0
Risk-weighted assets	187,727		158,831
Quarterly adjusted average assets	215,727		181,800
(1) Required “Minimum Capital Ratios” are: CET1 capital of 4.5%; Tier 1 capital of 6.0%; Total capital of 8.0%; and Tier 1 leverage of 4.0%. “Minimum Capital Ratios” also include a SCB of 3.4%; N/A to Tier 1 leverage.
Citizens Financial Group, Inc. | 24

At June 30, 2022, our CET1 capital, tier 1 capital and total capital ratios were 9.6%, 10.6% and 12.3%, respectively, as compared with 9.9%, 11.1% and 12.7%, respectively, as of December 31, 2021. The CET1 and tier 1 capital ratios decreased largely driven by $28.9 billion of RWA growth, higher estimated goodwill and intangibles related to the Investors acquisition and the HSBC transaction, dividends as described in “—Capital Transactions” below and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period, partially offset by the common stock issued in connection with the Investors acquisition and net income for the six months ended June 30, 2022. The total capital ratio decreased due to the changes in the CET1 capital ratio described above, partially offset by increases in subordinated debt as described in “—Capital Transactions” below and higher AACL related to the Investors acquisition and a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period. At June 30, 2022, our CET1 capital, tier 1 capital and total capital ratios were approximately 170 basis points, 120 basis points and 90 basis points, respectively, above their regulatory minimums plus our SCB. All ratios remained well above the U.S. Basel III minimums.
Both the Company and CBNA are subject to the standardized approach for determining RWA. At June 30, 2022, RWA totaled $187.7 billion, up $28.9 billion from December 31, 2021, largely driven by the Investors acquisition and includes higher CRE, commercial and residential mortgage loans, home equity lines, MSRs, CRE commitments and loans held for sale.
As of June 30, 2022, the tier 1 leverage ratio was 9.3%, down from 9.7% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $33.9 billion, partially offset by higher tier 1 capital.

Table 19: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	June 30, 2022	December 31, 2021
Total common stockholders' equity	$22,314	$21,406
Exclusions:
Modified CECL transitional amount	288	384
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	2,016	156
Derivatives	862	160
Unamortized net periodic benefit costs	340	349
Deductions:
Goodwill, net of deferred tax liability	(7,690)	(6,733)
Other intangible assets, net of deferred tax liability	(182)	(66)
Deferred tax assets that arise from tax loss and credit carryforwards	(2)	—
Total common equity tier 1	17,946	15,656
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	19,960	17,670
Qualifying subordinated debt(1)	1,553	1,138
Allowance for credit losses	2,147	1,934
Exclusions from tier 2 capital:
Modified AACL transitional amount	(374)	(498)
Allowance on PCD assets	(102)	—
Adjusted allowance for credit losses	1,671	1,436
Total capital	$23,184	$20,244
(1) As of June 30, 2022 and December 31, 2021, the amount of non-qualifying subordinated debt excluded from regulatory capital was $420 million. See Note 9 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital actions during the six months ended June 30, 2022:
•Issued $400 million of 5.641% fixed-rate reset subordinated notes in the second quarter of 2022;
•Declared and paid quarterly common stock dividends of $0.39 per share, aggregating to $360 million;
•Declared a semi-annual dividend of $30.00 per share in the second quarter of 2022 on the 6.000% fixed-to-floating rate non-cumulative perpetual Series B Preferred Stock, aggregating to $9 million;
•Declared quarterly dividends of $15.94 per share on the 6.375% fixed-to-floating rate non-cumulative perpetual Series C Preferred Stock, aggregating to $10 million;
Citizens Financial Group, Inc. | 25

•Declared quarterly dividends of $15.88 per share on the 6.350% fixed-to-floating rate non-cumulative perpetual Series D Preferred Stock, aggregating to $9 million;
•Declared quarterly dividends of $12.50 per share on the 5.000% fixed-rate non-cumulative perpetual Series E Preferred Stock, aggregating to $11 million;
•Declared quarterly dividends of $14.13 per share on the 5.650% fixed-rate non-cumulative perpetual Series F Preferred Stock, aggregating to $11 million; and
•Declared quarterly dividends of $10.00 per share on the 4.000% fixed-rate reset non-cumulative perpetual Series G Preferred Stock, aggregating to $6 million.
On June 27, 2022, we announced that our Board of Directors increased the authorization of common share repurchases to $1.0 billion, which was an increase of $545 million above the $455 million of capacity remaining under the prior $750 million January 2021 authorization. On July 19, 2022, we announced that our Board of Directors declared a three cent increase in our quarterly common stock dividend to $0.42 per share for the third quarter of 2022. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory and accounting considerations.
Banking Subsidiary’s Capital

Table 20: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2022		December 31, 2021
(dollars in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$19,865	10.6%	$17,039	10.7%
Tier 1 capital	19,865	10.6	17,039	10.7
Total capital	22,661	12.1	19,600	12.4
Tier 1 leverage	19,865	9.2	17,039	9.4
Risk-weighted assets	187,359		158,550
Quarterly adjusted average assets	214,905		181,268
CBNA’s CET1 and tier 1 capital totaled $19.9 billion at June 30, 2022, up $2.8 billion from $17.0 billion at December 31, 2021. This increase was primarily related to the common stock issued in connection with the Investors acquisition and net income for the six months ended June 30, 2022, partially offset by higher estimated goodwill and intangibles related to the Investors acquisition and the HSBC transaction and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period. Total capital was $22.7 billion at June 30, 2022, an increase of $3.1 billion from $19.6 billion at December 31, 2021, driven by the changes in CET1 capital and higher AACL related to the Investors acquisition and a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period.
CBNA’s RWA totaled $187.4 billion at June 30, 2022, up $28.8 billion from December 31, 2021, largely driven by the Investors acquisition and includes higher CRE, commercial and residential mortgage loans, home equity lines, MSRs, CRE commitments and loans held for sale.
As of June 30, 2022, CBNA’s tier 1 leverage ratio was 9.2%, down from 9.4% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $33.6 billion partially offset by higher tier 1 capital.
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
Citizens Financial Group, Inc. | 26

Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA as a result of investing in bank equity and subordinated debt as well as externally issued preferred stock, senior debt and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; the needs of subsidiaries, including CBNA for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
During the six months ended June 30, 2022, the Parent Company completed the following transaction:
•Issued $400 million of 5.641% fixed-rate reset subordinated notes.
During the three months ended June 30, 2022 and 2021, the Parent Company declared dividends on common stock of $195 million and $168 million, respectively, and declared dividends on preferred stock of $32 million.
During the six months ended June 30, 2022 and 2021, the Parent Company declared dividends on common stock of $360 million and $335 million, respectively, and declared dividends on preferred stock of $56 million and $55 million, respectively.
During the six months ended June 30, 2022 and 2021, the Parent Company repurchased $2 million and $95 million, respectively, of its outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.0 billion and $2.3 billion as of June 30, 2022 and December 31, 2021, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 100.4% and 98.5% as of June 30, 2022 and December 31, 2021, respectively.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 9.
During the six months ended June 30, 2022, CBNA completed the following transactions:
•Issued $650 million of 4.119% fixed-to-floating rate senior notes; and
•Redeemed $1.0 billion and $750 million of senior notes due February and May 2022, respectively.
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
Citizens Financial Group, Inc. | 27

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

Table 21: Credit Ratings
June 30, 2022
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At June 30, 2022, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA and collateralized advances from the FHLB.
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
Citizens Financial Group, Inc. | 28

Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish these goals by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of June 30, 2022:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period end loan-to-deposits ratio, excluding LHFS, of 87.3%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $66.5 billion;
◦Contingent liquidity was $39.8 billion, consisting of unencumbered high-quality liquid securities of $26.9 billion, unused FHLB capacity of $7.9 billion, and our cash balances at the FRB of $5.0 billion; and
◦Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured primarily by non-mortgage commercial and retail loans and totaled $26.7 billion. Use of this borrowing capacity would be considered only during exigent circumstances.
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2022 and 2021, see the Consolidated Statements of Cash Flows.
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
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 13 in Item 1.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements included in this Report are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
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
Citizens Financial Group, Inc. | 29

Allowance for Credit Losses
The ACL increased from $1.9 billion at December 31, 2021 to $2.1 billion at June 30, 2022.
To determine the ACL as of June 30, 2022, we utilized an economic forecast that generally reflects real GDP growth on an annual average basis of 2.1% and an average unemployment rate of 4.3% in 2022. This forecast incorporates the risk of a mild recession beginning in the latter half of the year. This compares to our December 31, 2021 forecast which reflected real GDP growth on an annual average basis of 2.8% and an average unemployment rate of 6% in 2022.
To address economic uncertainty, we utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve.
Our June 2022 qualitative consideration for macroeconomic risk reflects the Federal Reserve’s aggressively tightening monetary policy and the contraction of fiscal policy, as pandemic-related support winds down. These conditions, weighed together with the impacts of Russia’s invasion of Ukraine on key global commodity prices, labor shortage-related wage increases and continuing supply-chain challenges contributing to surging inflation, possibly may push the U.S. economy into a mild recession and create volatility in key macroeconomic variables, including GDP and employment.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that monetary tightening triggers real GDP contraction to three consecutive quarters, resulting in a quarter percent drop in real GDP over 2022. Employment contracts accordingly, with an annual average unemployment rate of 4.4%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.12x our modeled period-end ACL, or an increase of approximately $175 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Citizens Financial Group, Inc. | 30

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of June 30, 2022

Pronouncement	Summary of Guidance	Effects on Financial Statements
Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Eliminates the separate recognition and measurement guidance for TDRs.

•Requires evaluation of all modifications to borrowers experiencing financial difficulty to determine whether the modification results in a new loan or continuation of an existing loan.

•Requires expected credit losses measured under a discounted cash flow method to be determined using an effective interest rate based on the modified (not original) contractual terms of the loan.

•Enhances disclosures by creditors for modifications of receivables from borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension.

•Requires disclosure of current period gross charge-offs by vintage year for loans and net investments in leases.

•Transition is prospective, with an option to adopt the recognition and measurement guidance for TDRs on a modified retrospective basis, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

•Required effective date: January 1, 2023, with early adoption permitted. We do not intend to early adopt this Pronouncement.

•Adoption is not expected to have a material financial impact on our Consolidated Financial Statements, but is expected to have a meaningful impact on our required disclosures in the Notes to our Consolidated Financial Statements.

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

•Required effective date: January 1, 2023, with early adoption permitted. We do not intend to early adopt this Pronouncement.

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
Citizens Financial Group, Inc. | 31

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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 22: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2022	December 31, 2021
Instantaneous Change in Interest Rates
200	3.8%	19.4%
100	1.6	10.2
-100	(2.4)	(8.5)
Gradual Change in Interest Rates
200	2.6%	10.1%
100	1.9	5.2
-100	(0.9)	(6.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200 basis point gradual increase in rates was 2.6% at June 30, 2022, compared to 10.1% at December 31, 2021. The change reflects the effects of rising base net interest income, including the impact of the Investors acquisition, and our ongoing hedge activity which locks in higher forward rates and reduces our exposure to evolving downside risks. Current levels of asset sensitivity will continue to provide upside benefits to net interest income as we progress through a period of expected higher short-term policy rates from the FRB. Changes in interest rates can also affect the risk positions, which impacts the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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
Citizens Financial Group, Inc. | 32

We use interest rate swap contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances.

Table 23: Interest Rate Swap Contracts Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2022				December 31, 2021
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Cash flow - receive-fixed/pay-variable - conventional ALM(1)(2)	$21,250	4.3	1.8%	1.9%	$16,250	3.7	1.0%	0.1%
Fair value - receive-fixed/pay-variable - conventional debt	1,000	2.1	2.7	1.8	2,200	1.3	2.5	0.2
Cash flow - pay-fixed/receive-variable - conventional ALM(1)	—	—	—	—	3,000	2.5	0.1	1.7
Fair value - pay-fixed/receive-variable - conventional ALM(1)(2)	680	3.4	2.1	3.0	2,000	2.7	0.1	1.5
Total portfolio swaps	$22,930	4.2	1.8%	1.9%	$23,450	3.3	1.0%	0.4%
(1) We use interest rate contracts as part of our Asset Liability Management (“ALM”) strategy to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and wholesale funding, as well as the variability in the fair value of AFS securities and loans held for sale.
(2) As of June 30, 2022, includes $5.0 billion of forward-starting cash-flow swaps that will become effective by the second quarter of 2023, and a $680 million forward-starting fair-value swap that will become effective in the third quarter of 2022.

Table 24: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($244)	$62	($905)	$34
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	12	49	49	95
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(1)	(12)	(6)	(24)
(1) Using the interest rate curve at June 30, 2022 with respect to cash flow hedge strategies, we estimate that approximately ($334) million will be reclassified from AOCI to net interest income over the next 12 months.
LIBOR Transition
For details regarding our LIBOR Transition Program and associated efforts to plan for the discontinuation of LIBOR, see “—Market Risk — LIBOR Transition” in our 2021 Form 10-K. There were no significant changes relative to the program during the six months ended June 30, 2022.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to finance merger and acquisition transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential loss, and sub-limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility and yield curve.
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of June 30, 2022 and December 31, 2021, the fair value of our MSRs was $1.4 billion and $1.0 billion, respectively, and the total notional amount of related derivative contracts was $9.8 billion and $11.8 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 33

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

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$2	$1	$2	$2	$5	$—
Foreign Exchange Currency Rate	—	—	4	—	1	—	1	—
Credit Spread	3	3	4	2	13	13	17	10
Commodity	—	—	—	—	—	—	—	—
General VaR	3	3	4	2	14	12	16	9
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$4	$2	$14	$12	$17	$9
Stressed General VaR	$14	$15	$20	$10	$16	$16	$19	$13
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$14	$15	$20	$10	$16	$16	$19	$13
Market Risk Regulatory Capital	$54				$89
Specific Risk Not Modeled Add-on	22				19
Total Market Risk Regulatory Capital	$76				$108
Market Risk-Weighted Assets	$955				$1,350
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
Citizens Financial Group, Inc. | 34

The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2022.
Daily VaR Backtesting

1,500,000
1,000,000
500,000
0
-500,000
-1,000,000
-1,500,000
-2,000,000
-2,500,000
-3,000,000
-3,500,000
6/30/2021
7/12/2021
7/24/2021
8/5/2021
8/17/2021
8/29/2021
9/10/2021
9/22/2021
10/4/2021
10/16/2021
10/28/2021
11/9/2021
11/21/2021
12/3/2021
12/15/2021
12/27/2021
1/8/2022
1/20/2022
2/1/2022
2/13/2022
2/25/2022
3/9/2022
3/21/2022
4/2/2022
4/14/2022
4/26/2022
5/8/2022
5/20/2022
6/1/2022
6/13/2022
6/25/2022
VaR at 1-day holding, 99%, 1-tail
Backtesting P&L

Citizens Financial Group, Inc. | 35

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2022	2021	2022	2021
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$494	$485	$992	$1,027
Less: Notable items		(31)	—	(31)	—
Noninterest income, Underlying (non-GAAP)	B	$525	$485	$1,023	$1,027
Total revenue, Underlying:
Total revenue (GAAP)	C	$1,999	$1,609	$3,644	$3,268
Less: Notable items		(31)	—	(31)	—
Total revenue, Underlying (non-GAAP)	D	$2,030	$1,609	$3,675	$3,268
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,305	$991	$2,411	$2,009
Less: Notable items		125	11	173	31
Noninterest expense, Underlying (non-GAAP)	F	$1,180	$980	$2,238	$1,978
Pre-provision profit:
Total revenue (GAAP)	C	$1,999	$1,609	$3,644	$3,268
Less: Noninterest expense (GAAP)	E	1,305	991	2,411	2,009
Pre-provision profit (GAAP)		$694	$618	$1,233	$1,259
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$2,030	$1,609	$3,675	$3,268
Less: Noninterest expense, Underlying (non-GAAP)	F	1,180	980	2,238	1,978
Pre-provision profit, Underlying (non-GAAP)		$850	$629	$1,437	$1,290
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$216	($213)	$219	($353)
Less: Notable items		145	—	169	—
Provision (benefit) for credit losses, Underlying (non-GAAP)		$71	($213)	$50	($353)
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$478	$831	$1,014	$1,612
Less: Income (loss) before income tax expense (benefit) related to notable items		(301)	(11)	(373)	(31)
Income before income tax expense, Underlying (non-GAAP)	H	$779	$842	$1,387	$1,643
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$114	$183	$230	$353
Less: Income tax expense (benefit) related to notable items		(70)	(3)	(86)	(8)
Income tax expense, Underlying (non-GAAP)	J	$184	$186	$316	$361
Effective income tax rate (GAAP)	I/G	23.77%	21.96%	22.68%	21.86%
Effective income tax rate, Underlying (non-GAAP)	J/H	23.69	22.01	22.82	21.93
Net income, Underlying:
Net income (GAAP)	K	$364	$648	$784	$1,259
Add: Notable items, net of income tax benefit		231	8	287	23
Net income, Underlying (non-GAAP)	L	$595	$656	$1,071	$1,282
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$332	$616	$728	$1,204
Add: Notable items, net of income tax benefit		231	8	287	23
Net income available to common stockholders, Underlying (non-GAAP)	N	$563	$624	$1,015	$1,227
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$22,383	$20,833	$21,686	$20,723
Return on average common equity	M/O	5.95%	11.85%	6.77%	11.71%
Return on average common equity, Underlying (non-GAAP)	N/O	10.06	12.02	9.43	11.93

Citizens Financial Group, Inc. | 36

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions, except share, per share and ratio data)	Ref.	2022	2021	2022	2021
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$22,383	$20,833	$21,686	$20,723
Less: Average goodwill (GAAP)		8,015	7,050	7,588	7,050
Less: Average other intangibles (GAAP)		213	53	147	55
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		416	381	400	380
Average tangible common equity	P	$14,571	$14,111	$14,351	$13,998
Return on average tangible common equity	M/P	9.13%	17.50%	10.22%	17.34%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	15.45	17.74	14.25	17.67
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$220,967	$184,456	$204,732	$183,518
Return on average total assets	K/Q	0.66%	1.41%	0.77%	1.38%
Return on average total assets, Underlying (non-GAAP)	L/Q	1.08	1.43	1.05	1.41
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	R	$220,967	$184,456	$204,732	$183,518
Less: Average goodwill (GAAP)		8,015	7,050	7,588	7,050
Less: Average other intangibles (GAAP)		213	53	147	55
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		416	381	400	380
Average tangible assets	S	$213,155	$177,734	$197,397	$176,793
Return on average total tangible assets	K/S	0.69%	1.46%	0.80%	1.44%
Return on average total tangible assets, Underlying (non-GAAP)	L/S	1.12	1.48	1.09	1.46
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	65.27%	61.63%	66.16%	61.49%
Efficiency ratio, Underlying (non-GAAP)	F/D	58.16	60.92	60.90	60.55
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	24.72%	30.12%	27.22%	31.42%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	25.88	30.12	27.84	31.42
Operating leverage and operating leverage, Underlying:
Increase (decrease) in total revenue		24.24%	(8.00)%	11.51%	(4.08)%
Increase in noninterest expense		31.58	1.42	19.97	0.94
Operating leverage		(7.34)%	(9.42)%	(8.46)%	(5.02)%
Increase (decrease) in total revenue, Underlying (non-GAAP)		26.18%	(8.00)%	12.46%	(4.08)%
Increase in noninterest expense, Underlying (non-GAAP)		20.47	2.18	13.11	2.05
Operating leverage, Underlying (non-GAAP)		5.71%	(10.18)%	(0.65%)	(6.13)%
Tangible book value per common share:
Common shares - at period end (GAAP)	T	495,650,259	426,083,143	495,650,259	426,083,143
Common stockholders' equity (GAAP)		$22,314	$21,185	$22,314	$21,185
Less: Goodwill (GAAP)		8,081	7,050	8,081	7,050
Less: Other intangible assets (GAAP)		211	52	211	52
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	383	422	383
Tangible common equity	U	$14,444	$14,466	$14,444	$14,466
Tangible book value per common share	U/T	$29.14	$33.95	$29.14	$33.95
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	V	491,497,026	425,948,706	457,140,258	425,951,197
Average common shares outstanding - diluted (GAAP)	W	493,296,114	427,561,572	459,167,747	427,668,242
Net income per average common share - basic (GAAP)	M/V	$0.68	$1.45	$1.59	$2.83
Net income per average common share - diluted (GAAP)	M/W	0.67	1.44	1.58	2.81
Net income per average common share - basic, Underlying (non-GAAP)	N/V	1.14	1.47	2.22	2.88
Net income per average common share - diluted, Underlying (non-GAAP)	N/W	1.14	1.46	2.21	2.87
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	X	$0.39	$0.39	$0.78	$0.78
Dividend payout ratio	X/(M/V)	57%	27%	49%	28%
Dividend payout ratio, Underlying (non-GAAP)	X/(N/V)	34	27	35	27
Citizens Financial Group, Inc. | 37

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 38

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	June 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$1,456	$1,155
Interest-bearing cash and due from banks	5,058	8,003
Interest-bearing deposits in banks	469	316
Debt securities available for sale, at fair value (including $328 and $640 pledged to creditors, respectively)(1)	24,961	26,067
Debt securities held to maturity (fair value of $9,361 and $2,289 respectively, and including $680 and $77 pledged to creditors, respectively)(1)	9,567	2,242
Loans held for sale, at fair value	1,377	2,733
Other loans held for sale	2,078	735
Loans and leases	156,172	128,163
Less: Allowance for loan and lease losses	(1,964)	(1,758)
Net loans and leases	154,208	126,405
Derivative assets	1,669	1,216
Premises and equipment, net	885	768
Bank-owned life insurance	3,207	2,843
Goodwill	8,081	7,116
Other assets	13,696	8,810
TOTAL ASSETS	$226,712	$188,409
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$54,169	$49,443
Interest-bearing	124,756	104,918
Total deposits	178,925	154,361
Short-term borrowed funds	3,763	74
Derivative liabilities	1,004	197
Long-term borrowed funds	14,440	6,932
Other liabilities	4,252	3,425
TOTAL LIABILITIES	202,384	164,989
Commitments and Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 644,827,702 shares issued and 495,650,259 shares outstanding at June 30, 2022 and 571,259,135 shares issued and 422,137,197 shares outstanding at December 31, 2021	6	6
Additional paid-in capital	22,100	19,005
Retained earnings	8,346	7,978
Treasury stock, at cost, 149,177,443 and 149,121,938 shares at June 30, 2022 and December 31, 2021, respectively	(4,920)	(4,918)
Accumulated other comprehensive income (loss)	(3,218)	(665)
TOTAL STOCKHOLDERS’ EQUITY	24,328	23,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,712	$188,409
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans and leases	$1,370	$1,058	$2,418	$2,119
Interest and fees on loans held for sale	17	24	33	42
Interest and fees on other loans held for sale	25	2	32	8
Investment securities	201	124	339	252
Interest-bearing deposits in banks	13	3	17	6
Total interest income	1,626	1,211	2,839	2,427
INTEREST EXPENSE:
Deposits	54	42	79	92
Short-term borrowed funds	10	—	10	—
Long-term borrowed funds	57	45	98	94
Total interest expense	121	87	187	186
Net interest income	1,505	1,124	2,652	2,241
Provision (benefit) for credit losses	216	(213)	219	(353)
Net interest income after provision (benefit) for credit losses	1,289	1,337	2,433	2,594
NONINTEREST INCOME:
Capital markets fees	88	91	181	172
Service charges and fees	108	100	206	199
Mortgage banking fees	72	85	141	250
Card fees	71	64	131	119
Trust and investment services fees	66	60	127	118
Letter of credit and loan fees	40	38	78	76
Foreign exchange and derivative products	60	28	111	56
Securities gains, net	1	3	5	6
Other income	(12)	16	12	31
Total noninterest income	494	485	992	1,027
NONINTEREST EXPENSE:
Salaries and employee benefits	683	524	1,277	1,072
Equipment and software	169	155	319	307
Outside services	189	137	358	276
Occupancy	111	82	194	170
Other operating expense	153	93	263	184
Total noninterest expense	1,305	991	2,411	2,009
Income before income tax expense	478	831	1,014	1,612
Income tax expense	114	183	230	353
NET INCOME	$364	$648	$784	$1,259
Net income available to common stockholders	$332	$616	$728	$1,204
Weighted-average common shares outstanding:
Basic	491,497,026	425,948,706	457,140,258	425,951,197
Diluted	493,296,114	427,561,572	459,167,747	427,668,242
Per common share information:
Basic earnings	$0.68	$1.45	$1.59	$2.83
Diluted earnings	0.67	1.44	1.58	2.81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$364	$648	$784	$1,259
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($66), $16, ($236) and $9, respectively	(178)	46	(669)	25
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of ($3), ($10), ($11) and ($19), respectively	(8)	(27)	(32)	(52)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($271), $3, ($628) and ($97), respectively	(779)	10	(1,856)	(297)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $0, $0, ($1) and ($1), respectively	(1)	(3)	(4)	(5)
Reclassification of actuarial loss to net income, net of income taxes of ($2), $1, ($1) and $1, respectively	6	4	8	8
Total other comprehensive income (loss), net of income taxes	(960)	30	(2,553)	(321)
Total comprehensive income (loss)	($596)	$678	($1,769)	$938

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2021	2	$1,965	426	$6	$18,945	$6,866	($4,718)	($411)	$22,653
Dividends to common stockholders	—	—	—	—	—	(168)	—	—	(168)
Dividends to preferred stockholders	—	—	—	—	—	(32)	—	—	(32)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	—	—	—	(247)
Share-based compensation plans	—	—	—	—	13	—	—	—	13
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	648	—	—	648
Other comprehensive income (loss)	—	—	—	—	—	—	—	30	30
Total comprehensive income (loss)	—	—	—	—	—	648	—	30	678
Balance at June 30, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199
Balance at April 1, 2022	2	$2,014	423	$6	$19,021	$8,209	($4,918)	($2,258)	$22,074
Dividends to common stockholders	—	—	—	—	—	(195)	—	—	(195)
Dividends to preferred stockholders	—	—	—	—	—	(32)	—	—	(32)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	36	—	—	—	36
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	364	—	—	364
Other comprehensive income (loss)	—	—	—	—	—	—	—	(960)	(960)
Total comprehensive income (loss)	—	—	—	—	—	364	—	(960)	(596)
Balance at June 30, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328

The accompanying Notes to unaudited interim Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(335)	—	—	(335)
Dividends to preferred stockholders	—	—	—	—	—	(55)	—	—	(55)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	—	—	—	(247)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	13	—	—	—	13
Employee stock purchase plan	—	—	—	—	11	—	—	—	11
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,259	—	—	1,259
Other comprehensive income (loss)	—	—	—	—	—	—	—	(321)	(321)
Total comprehensive income (loss)	—	—	—	—	—	1,259	—	(321)	938
Balance at June 30, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(360)	—	—	(360)
Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	(56)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	2	—	46	—	—	—	46
Employee stock purchase plan	—	—	—	—	13	—	—	—	13
Total comprehensive income (loss):
Net income	—	—	—	—	—	784	—	—	784
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,553)	(2,553)
Total comprehensive income (loss)	—	—	—	—	—	784	—	(2,553)	(1,769)
Balance at June 30, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
OPERATING ACTIVITIES
Net income	$784	$1,259
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	219	(353)
Net change in loans held for sale	1,220	322
Depreciation, amortization and accretion	327	317
Deferred income taxes	78	199
Share-based compensation	52	35
Net gain on sales of assets	(5)	(7)
Net (increase) decrease in other assets	(3,345)	(2,129)
Net increase (decrease) in other liabilities	348	247
Net change due to operating activities	(322)	(110)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(8,638)	(6,413)
Proceeds from maturities and paydowns of debt securities available for sale	2,164	4,321
Proceeds from sales of debt securities available for sale	1,057	104
Proceeds from maturities and paydowns of debt securities held to maturity	502	530
Net (increase) decrease in interest-bearing deposits in banks	(153)	(95)
Acquisitions, net of cash acquired(1)	(234)	—
Purchases of loans	(979)	(1,005)
Sales of loans	417	563
Net (increase) decrease in loans and leases	(6,615)	939
Capital expenditures, net	(56)	(32)
Purchase of bank-owned life insurance	(100)	(500)
Other	(727)	(115)
Net change due to investing activities	(13,362)	(1,703)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,347	3,472
Net increase (decrease) in short-term borrowed funds	3,674	(183)
Proceeds from issuance of long-term borrowed funds	5,217	—
Repayments of long-term borrowed funds	(1,756)	(1,357)
Treasury stock purchased	(2)	(95)
Net proceeds from issuance of preferred stock	—	296
Dividends declared and paid to common stockholders	(360)	(335)
Dividends declared and paid to preferred stockholders	(56)	(55)
Premium paid to exchange debt	—	(1)
Payments of employee tax withholding for share-based compensation	(24)	(21)
Net change due to financing activities	11,040	1,721
Net change in cash and cash equivalents(2)	(2,644)	(92)
Cash and cash equivalents at beginning of period(2)	9,158	12,733
Cash and cash equivalents at end of period(2)	$6,514	$12,641

Non-cash items:
Transfer of securities from available for sale to held to maturity	$7,810	$—
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	27,171	—
Goodwill and other intangible assets	918	—
Fair value of liabilities assumed	24,966	—
Common stock issued	3,035	—
Replacement equity awards	19	—
(1) Includes cash paid of $355 million to acquire Investors less $287 million in cash acquired, and $143 million and $23 million of cash paid for the HSBC transaction and acquisition of DH Capital, respectively, for the six months ended June 30, 2022. See Note 2 for more detailed information regarding these acquisitions.
(2) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

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
NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its previously announced HSBC transaction, which included 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida. The acquired liabilities and assets included approximately $6.3 billion in deposits and $1.5 billion in loans. The transaction resulted in an estimated increase to goodwill of approximately $119 million, which was allocated to the Consumer business segment as of June 30, 2022.
The Company’s second quarter results reflect the full quarter benefit of the HSBC transaction, and for the six months ended June 30, 2022 reflect the benefit of the HSBC transaction from the closing date of the transaction. The impact of the HSBC transaction, along with supplemental pro forma information as if the HSBC transaction had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
The HSBC transaction has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from HSBC were recorded at fair value as of the transaction date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Fair value estimates related to the assets acquired and liabilities assumed from HSBC are subject to adjustment for up to one year after the closing date. As of June 30, 2022, the fair value of the assets acquired and liabilities assumed from HSBC are not material to the Company’s Consolidated Balance Sheet and are deemed to be final.
Citizens Financial Group, Inc. | 45

Investors acquisition
On April 6, 2022, Citizens completed its previously announced Investors acquisition pursuant to an agreement and plan of merger entered into on July 28, 2021. Pursuant to the terms of the agreement, Investors merged with Citizens, with Citizens as the surviving corporation, and Investors Bank, a New Jersey state-chartered bank and wholly-owned subsidiary of Investors, merged with CBNA, with CBNA as the surviving bank. The Investors acquisition builds Citizens’ physical presence in the Mid-Atlantic region with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey.
The results of Investors’ operations are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 from the closing date of the acquisition.
Upon closing of the acquisition, each share of Investors common stock was converted into 0.297 of a share of the Company’s common stock. This conversion, coupled with the conversion of equity awards noted below under “—Share-Based Compensation Activity”, resulted in an increase of approximately 73.6 million basic and diluted shares. For the three months ended June 30, 2022, 68.6 million average shares were included in the dilutive earnings per share calculation, resulting from the Investors acquisition. The Company also paid $1.46 in cash to shareholders of Investors for each share they owned.
The Investors acquisition has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from Investors were recorded at fair value as of the closing date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Fair value estimates related to the assets acquired and liabilities assumed from Investors are subject to adjustment for up to one year after the closing date if new information is obtained about facts and circumstances that existed as of the closing date that, if known, would have affected the measurement of the amounts recognized as of that date.
Citizens considers its valuations of loans and leases, premises and equipment, and the core deposit intangible to be preliminary as of June 30, 2022. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered preliminary, as Citizens continues to evaluate the nature and extent of differences between the book and tax bases of the acquired assets and liabilities assumed. While the Company believes the information available as of April 6, 2022 provides a reasonable basis for estimating fair value, additional information may become available that would result in adjustments to the fair values presented, although any such adjustments are not expected to be material. Any adjustments identified during the one year period subsequent to the closing date will be recognized in the corresponding reporting period.
Share-Based Compensation Activity
Under the terms of the merger agreement with Investors, stock options and restricted shares granted by Investors that were outstanding as of April 6, 2022 were converted into CFG awards and remain subject to their original terms and conditions. Citizens issued 1,151,301 stock options and 259,316 restricted shares in connection with the transaction.
The fair value of stock option awards was measured using a lattice model as of the closing date. The portion of the fair value of the awards being replaced which was attributable to service prior to the merger was included as a component of the consideration paid in the merger.
Citizens Financial Group, Inc. | 46

The following table includes a preliminary allocation of the consideration paid for the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Investors:

(in millions, except share and per share data)	April 6, 2022
Consideration
CFG common shares issued	72,148,855
CFG share price on April 6, 2022	$42.08
Fair value of consideration for outstanding common stock	$3,036
Cash paid	355
Consideration related to equity awards	19
Fair value of merger consideration	3,410

Assets acquired
Cash and equivalents	287
Investment securities	3,825
Loans held for sale	2,183
Net loans and leases	20,158
Premises and equipment	123
Core deposit intangible and other intangible assets	119
Other assets	882
Total assets acquired	27,577
Liabilities assumed
Deposits	20,217
Borrowed funds	4,097
Other liabilities	652
Total liabilities assumed	24,966
Less: Net assets	2,611
Goodwill	$799
Preliminary goodwill of $799 million recorded in connection with the acquisition resulted from the expected synergies, operational efficiencies and expertise of Investors. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Investors. The goodwill was allocated to each of our two business operating segments on a preliminary basis and is not deductible for income tax purposes.
Intangible assets from the Investors acquisition consist of core deposits and naming rights. For additional information on these intangibles and goodwill see Note 7.
The following table includes the fair value and unpaid principal balance of the loans acquired from Investors:

	April 6, 2022
(in millions)	Unpaid Principal Balance	Fair Value
Commercial and industrial	$3,021	$2,902
Commercial real estate	13,310	13,082
Leases	9	9
Total commercial	16,340	15,993
Residential mortgages	3,949	3,887
Home equity	267	274
Other retail	4	4
Total retail	4,220	4,165
Net loans and leases	$20,560	$20,158
Citizens Financial Group, Inc. | 47

Fair value is estimated as of April 6, 2022 and reflects a credit mark of $101 million on PCD loans recorded through purchase accounting, and an accretable discount of $300 million comprised of $159 million in interest rate mark and $141 million in non-PCD credit mark.
The following is a description of the methods used to determine the fair value of significant assets and liabilities:
Cash and Equivalents
The carrying amount of cash and cash equivalents is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment Securities
Fair value estimates for AFS securities were determined by third-party pricing vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These methods include the use of quoted prices for an identical or similar security and an alternative market-based or income approach like the discounted cash flow pricing model. Substantially all of the investment securities acquired in connection with the Investors acquisition were sold subsequent to closing to align with Citizens’ portfolio management strategy.
Loans held for sale
Loans held for sale are valued based on quoted market prices, where available, prices for other traded loans with similar characteristics, and purchase commitments and bid information from market participants. The prices are adjusted as necessary to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans.
Loans and Leases
Fair values for loans and leases are based on a discounted cash flow methodology that considered factors including type of loan and lease and related collateral, fixed or variable interest rate, term, amortization status, credit loss and prepayment expectations, market interest rates and other market factors (e.g., liquidity) from the perspective of a market participant. Loans and leases were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used are based on current market rates for new originations of comparable loans and leases and include adjustments for liquidity. The probability of default, loss given default, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.
Premises and Equipment
Fair value of premises is based on a market approach using third-party appraisals and broker opinions of value for land, office and branch space.
Core Deposit Intangible
Fair value of core deposit intangible represents the value of certain client deposit relationships, estimated utilizing the favorable source of funds method. Appropriate consideration was given to deposit costs including servicing costs, client retention and alternative funding source costs at the time of acquisition. The discount rate used was derived taking into account the estimated cost of equity, risk-free return rate and risk premium for the market, and specific risk related to the asset’s cash flows. The core deposit intangible is being amortized over 10 years using an accelerated depreciation methodology.
Deposits
Fair value of time deposits was estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no defined maturity, carrying value approximates fair value.
Borrowed Funds
The fair value of borrowed funds was estimated by using a discounted cash flow methodology based on current incremental borrowing rates for similar types of instruments.
Citizens Financial Group, Inc. | 48

The following table presents the financial results of Investors included in the Consolidated Statements of Operations from the date of acquisition through June 30, 2022:

(in millions)	April 6, 2022 through June 30, 2022
Net interest income	$232
Noninterest income	13
Net income	114
The following table presents unaudited supplemental pro forma financial information as if the Investors acquisition had occurred on January 1, 2021 and includes the impact of (i) amortizing and accreting fair value adjustments associated with loans and leases, (ii) the amortization of recognized intangible assets and the elimination of Investors’ historical amortization of these assets, (iii) the elimination of Investors’ historical accretion and amortization of deferred fees and costs on loans and leases, (iv) the elimination of Investors’ historical accretion and amortization of discounts and premiums on loans and leases, debt securities and long-term borrowed funds and (v) the related estimated income tax effects. The pro forma financial information does not necessarily reflect the results that would have occurred had Citizens acquired Investors on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net interest income	$1,505	$1,339	$2,866	$2,652
Noninterest income	525	498	1,038	1,029
Net income(1)	581	737	1,083	1,169
(1) Excludes the acceleration of one-time executive compensation and Employee Stock Ownership Plan expenses of $122 million incurred by Investors in the first quarter of 2022.
In addition, the supplemental pro forma financial information includes non-recurring acquisition-related costs of $268 million and $275 million, respectively, incurred during the three and six months ended June 30, 2022, as summarized in the following table. These costs, along with the $13 million incurred during 2021, are included in the first quarter of 2021 for the purpose of reporting supplemental pro forma financial information presented above.

(in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Provision for credit losses(1)	$145	$145
Salaries and employee benefits(2)	61	61
Outside services(3)	29	36
Mark-to-market losses on LHFS portfolio(4)	31	31
Other operating expense	2	2
Total acquisition-related costs	$268	$275
(1) Represents the initial provision for credit losses also recognized through a fair value mark as required by purchase accounting.
(2) Comprised primarily of severance and employee retention costs.
(3) Comprised primarily of technology, legal, advisory, and other professional related fees.
(4) Represents mark-to-market losses on loans acquired from Investors classified as LHFS.
Under CECL, Citizens is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Citizens considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality including, but not limited to, nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors. Citizens initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price. The initial ALLL for PCD loans of $101 million was established through an adjustment to the Investors loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $15.7 billion and $4.5 billion at the acquisition date and unpaid principal balance of $15.9 billion and $4.7 billion, respectively. In accordance with U.S. GAAP there was no carryover of the ACL that had been previously recorded by Investors. Subsequent to the acquisition, Citizens recorded an ACL on non-PCD loans of $145 million through provision expense for credit losses.
Citizens Financial Group, Inc. | 49

The following table presents PCD loan activity at the date of acquisition:

(in millions)	April 6, 2022
Principal balance	$4,685
ALLL at acquisition	(101)
Non-credit discount	(54)
Purchase price	$4,530
Acquisition of DH Capital
On June 8, 2022, Citizens completed the acquisition of DH Capital, a private investment banking firm serving companies in the internet infrastructure, software, IT services and communications sectors. The fair value of the assets acquired and liabilities assumed in connection with this acquisition are not material to the Company’s Consolidated Balance Sheet as of June 30, 2022.
The impact of the DH Capital acquisition, along with supplemental pro forma information as if the DH Capital acquisition had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
NOTE 3 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,455	$1	($48)	$3,408	$11	$—	$—	$11
State and political subdivisions	3	—	—	3	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,568	4	(1,483)	20,089	24,607	210	(375)	24,442
Other/non-agency	281	—	(20)	261	397	9	(1)	405
Total mortgage-backed securities	21,849	4	(1,503)	20,350	25,004	219	(376)	24,847
Collateralized loan obligations	1,248	—	(48)	1,200	1,208	—	(1)	1,207
Total debt securities available for sale, at fair value	$26,555	$5	($1,599)	$24,961	$26,225	$219	($377)	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,921	$25	($199)	$8,747	$1,505	$52	$—	$1,557
Total mortgage-backed securities	8,921	25	(199)	8,747	1,505	52	—	1,557
Asset-backed securities	646	—	(32)	614	737	2	(7)	732
Total debt securities held to maturity	$9,567	$25	($231)	$9,361	$2,242	$54	($7)	$2,289
Equity securities, at cost	$1,162	$—	$—	$1,162	$624	$—	$—	$624
Equity securities, at fair value	138	—	—	138	109	—	—	109
Accrued interest receivable on debt securities totaled $94 million and $56 million as of June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$11	$1,911	$1,533		$3,455
State and political subdivisions	1	—	—	2	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	584	2,879	18,101	21,568
Other/non-agency	—	—	—	281	281
Collateralized loan obligations	—	—	25	1,223	1,248
Total debt securities available for sale	16	2,495	4,437	19,607	26,555
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,921	8,921
Asset-backed securities	—	—	646	—	646
Total debt securities held to maturity	—	—	646	8,921	9,567
Total amortized cost of debt securities	$16	$2,495	$5,083	$28,528	$36,122

Fair value:
U.S. Treasury and other	$11	$1,881	$1,516	$—	$3,408
State and political subdivisions	1	—	—	2	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4	576	2,783	16,726	20,089
Other/non-agency	—	—	—	261	261
Collateralized loan obligations	—	—	23	1,177	1,200
Total debt securities available for sale	16	2,457	4,322	18,166	24,961
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,747	8,747
Asset-backed securities	—	—	614	—	614
Total debt securities held to maturity	—	—	614	8,747	9,361
Total fair value of debt securities	$16	$2,457	$4,936	$26,913	$34,322
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $201 million and $124 million for the three months ended June 30, 2022 and 2021, respectively, and $339 million and $252 million for the six months ended June 30, 2022 and 2021, respectively.
The following table presents realized gains and losses on securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gains on sale of securities	$2	$3	$9	$6
Losses on sale of securities	(1)	—	(4)	—
Securities gains, net	$1	$3	$5	$6
The following table presents the amortized cost and fair value of debt securities pledged:

	June 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$5,763	$5,351	$4,816	$4,782
Pledged as collateral for FHLB borrowing capacity	245	225	325	333
Pledged against repurchase agreements	—	—	1	1
The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are
Citizens Financial Group, Inc. | 51

accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of June 30, 2022 or December 31, 2021. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information see Note 10.
Securitizations of mortgage loans retained in the investment portfolio were $40 million for the three and six months ended June 30, 2022. Securitizations of mortgage loans retained in the investment portfolio were $82 million and $163 million for the three and six months ended June 30, 2021, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2022 and 2021, and also included GNMA in 2021. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of June 30, 2022 and concluded that in excess of 90% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2022.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,236	($48)	$—	$—	$3,236	($48)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	18,048	(1,214)	1,498	(269)	19,546	(1,483)
Other/non-agency	261	(20)	—	—	261	(20)
Total mortgage-backed securities	18,309	(1,234)	1,498	(269)	19,807	(1,503)
Collateralized loan obligations	1,201	(48)	—	—	1,201	(48)
Total	$22,746	($1,330)	$1,498	($269)	$24,244	($1,599)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$14,131	($320)	$1,236	($55)	$15,367	($375)
Other/non-agency	123	(1)	—	—	123	(1)
Total mortgage-backed securities	14,254	(321)	1,236	(55)	15,490	(376)
Collateralized loan obligations	736	(1)	—	—	736	(1)
Total	$14,990	($322)	$1,236	($55)	$16,226	($377)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the U.S. Treasury securities, agency MBS, non-agency MBS, and CLOs identified with unrealized losses as of June 30, 2022. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 52

NOTE 4 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(in millions)	June 30, 2022	December 31, 2021
Commercial and industrial	$51,801	$44,500
Commercial real estate	28,070	14,264
Leases	1,574	1,586
Total commercial	81,445	60,350
Residential mortgages	29,088	22,822
Home equity	13,122	12,015
Automobile	13,868	14,549
Education	13,141	12,997
Other retail	5,508	5,430
Total retail	74,727	67,813
Total loans and leases	$156,172	$128,163
Accrued interest receivable on loans and leases held for investment totaled $593 million and $450 million as of June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $38.5 billion and $26.1 billion at June 30, 2022 and December 31, 2021, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $37.9 billion and $35.8 billion at June 30, 2022 and December 31, 2021, respectively.
Interest income on direct financing and sales-type leases was $10 million and $12 million for the three months ended June 30, 2022 and 2021, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, this interest income was $21 million and $25 million, respectively.
The following table presents the composition of LHFS:

	June 30, 2022				December 31, 2021
(in millions)	Residential Mortgages(1)	Other retail(3)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$1,278	$—	$99	$1,377	$2,657	$76	$2,733
Other loans held for sale	—	488	1,590	2,078	—	735	735
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS consist of loans associated with the Company’s syndication business and loans acquired as part of the Investors acquisition.
(3) Consists of retail loans acquired as part of the Investors acquisition.
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Recorded in the ACL is management’s estimate of expected credit losses in the Company’s loan and lease portfolios. See Note 6 in the Company’s 2021 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2021. There were no significant changes to the ACL reserve methodology during the six months ended June 30, 2022.
Citizens Financial Group, Inc. | 53

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$778	$942	$1,720	$821	$937	$1,758
Allowance on PCD loans and leases at acquisition	99	2	101	99	2	101
Charge-offs(1)	(13)	(78)	(91)	(27)	(165)	(192)
Recoveries	3	39	42	6	78	84
Net charge-offs	(10)	(39)	(49)	(21)	(87)	(108)
Provision expense (benefit) for loans and leases(2)	120	72	192	88	125	213
Allowance for loan and lease losses, end of period	987	977	1,964	987	977	1,964
Allowance for unfunded lending commitments, beginning of period	147	11	158	153	23	176
Provision expense (benefit) for unfunded lending commitments	18	6	24	12	(6)	6
Allowance on PCD unfunded lending commitments at acquisition	1	—	1	1	—	1
Allowance for unfunded lending commitments, end of period	166	17	183	166	17	183
Total allowance for credit losses, end of period	$1,153	$994	$2,147	$1,153	$994	$2,147
(1) For the three and six months ended June 30, 2022, excludes $33 million of charge-offs previously taken by Investors or recognized upon completion of the Investors acquisition under purchase accounting. The initial allowance for loan and lease losses on PCD assets included these amounts and, after charging these amounts off upon acquisition, the net impact for PCD assets was $101 million of additional allowance for loan and lease losses.
(2) Includes $145 million and $169 million of initial provision expense related to non-PCD loans and leases acquired from Investors and HSBC for the three and six months ended June 30, 2022, respectively.
During the six months ended June 30, 2022, net charge-offs of $108 million, the ACL on PCD loans and leases and unfunded lending commitments at acquisition of $102 million, and a credit provision of $219 million resulted in an increase of $213 million to the ACL.
Retail NCOs reflected modest improvement for the three and six months ended June 30, 2022 compared to the same periods in 2021, as consumers continued to maintain a savings cushion, the economy approached full employment and residential mortgage and automobile loan collateral values remained elevated. Commercial NCOs decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021, as credit performance remained strong.
To determine the ACL as of June 30, 2022, the Company utilized an economic forecast that generally reflects real GDP growth on an annual average basis of 2.1% and an average unemployment rate of 4.3% in 2022. This forecast incorporates the risk of a mild recession beginning in the latter half of the year. This compares to the Company’s December 31, 2021 forecast which reflected real GDP growth on an annual average basis of 2.8% and an average unemployment rate of 6% in 2022.
To address economic uncertainty, the Company utilizes a qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty around and volatility of key macroeconomic variables, is one of the primary factors influencing the Company’s qualitative reserve.
The Company’s June 2022 qualitative consideration for macroeconomic risk reflects the Federal Reserve’s aggressively tightening monetary policy and the contraction of fiscal policy, as pandemic-related support winds down. These conditions, weighed together with the impacts of Russia’s invasion of Ukraine on key global commodity prices, labor shortage-related wage increases and continuing supply-chain challenges contributing to surging inflation, possibly may push the U.S. economy into a mild recession and create volatility in key macroeconomic variables, including GDP and employment.
Citizens Financial Group, Inc. | 54

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,146	$1,048	$2,194	$1,233	$1,210	$2,443
Charge-offs	(45)	(80)	(125)	(179)	(173)	(352)
Recoveries	4	43	47	34	82	116
Net charge-offs	(41)	(37)	(78)	(145)	(91)	(236)
Provision expense (benefit) for loans and leases	(152)	(17)	(169)	(135)	(125)	(260)
Allowance for loan and lease losses, end of period	953	994	1,947	953	994	1,947
Allowance for unfunded lending commitments, beginning of period	165	13	178	186	41	227
Provision expense (benefit) for unfunded lending commitments	(44)	—	(44)	(65)	(28)	(93)
Allowance for unfunded lending commitments, end of period	121	13	134	121	13	134
Total allowance for credit losses, end of period	$1,074	$1,007	$2,081	$1,074	$1,007	$2,081
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
Citizens Financial Group, Inc. | 55

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of June 30, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$4,730	$9,806	$2,974	$2,830	$1,972	$2,845	$24,106	$90	$49,353
Special Mention	4	127	66	113	17	116	369	1	813
Substandard	3	142	112	332	129	290	458	13	1,479
Doubtful	8	5	14	4	9	24	89	3	156
Total commercial and industrial	4,745	10,080	3,166	3,279	2,127	3,275	25,022	107	51,801
Commercial real estate
Pass	3,193	6,487	3,867	3,638	2,602	4,449	2,171	3	26,410
Special Mention	—	21	75	268	102	93	2	—	561
Substandard	91	23	—	96	239	629	9	—	1,087
Doubtful	—	1	9	—	—	2	—	—	12
Total commercial real estate	3,284	6,532	3,951	4,002	2,943	5,173	2,182	3	28,070
Leases
Pass	114	410	281	125	147	480	—	—	1,557
Special Mention	—	3	2	—	3	1	—	—	9
Substandard	—	1	3	3	1	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total leases	114	414	286	128	151	481	—	—	1,574
Total commercial
Pass(1)	8,037	16,703	7,122	6,593	4,721	7,774	26,277	93	77,320
Special Mention	4	151	143	381	122	210	371	1	1,383
Substandard	94	166	115	431	369	919	467	13	2,574
Doubtful	8	6	23	4	9	26	89	3	168
Total commercial	$8,143	$17,026	$7,403	$7,409	$5,221	$8,929	$27,204	$110	$81,445
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
Citizens Financial Group, Inc. | 57

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of June 30, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$953	$4,170	$3,049	$1,156	$343	$3,023	$—	$—	$12,694
740-799	1,987	3,723	1,936	738	315	2,049	—	—	10,748
680-739	525	1,037	558	313	169	1,005	—	—	3,607
620-679	59	149	135	185	108	463	—	—	1,099
<620	5	51	77	170	151	456	—	—	910
No FICO available(1)	—	3	2	4	4	17	—	—	30
Total residential mortgages	3,529	9,133	5,757	2,566	1,090	7,013	—	—	29,088
Home equity
800+	2	3	2	6	6	122	4,714	301	5,156
740-799	4	5	2	5	6	117	4,017	291	4,447
680-739	1	1	2	7	14	137	1,940	245	2,347
620-679	—	—	2	9	17	110	448	162	748
<620	—	—	2	14	19	95	120	174	424
Total home equity	7	9	10	41	62	581	11,239	1,173	13,122
Automobile
800+	505	1,587	707	423	178	112	—	—	3,512
740-799	760	1,984	816	463	198	115	—	—	4,336
680-739	699	1,537	610	352	157	89	—	—	3,444
620-679	412	787	273	183	90	57	—	—	1,802
<620	86	289	137	128	76	55	—	—	771
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	2,465	6,184	2,543	1,549	699	428	—	—	13,868
Education
800+	288	1,703	1,623	751	450	1,201	—	—	6,016
740-799	474	1,563	1,299	553	299	683	—	—	4,871
680-739	254	489	395	190	118	316	—	—	1,762
620-679	26	74	61	38	30	114	—	—	343
<620	2	11	15	12	11	48	—	—	99
No FICO available(1)	2	—	—	—	—	48	—	—	50
Total education	1,046	3,840	3,393	1,544	908	2,410	—	—	13,141
Other retail
800+	89	192	147	81	41	41	440	—	1,031
740-799	128	245	196	109	51	39	891	1	1,660
680-739	119	184	161	81	35	22	864	4	1,470
620-679	79	104	79	28	13	7	385	4	699
<620	20	35	30	12	6	3	142	6	254
No FICO available(1)	5	2	4	—	—	—	382	1	394
Total other retail	440	762	617	311	146	112	3,104	16	5,508
Total retail
800+	1,837	7,655	5,528	2,417	1,018	4,499	5,154	301	28,409
740-799	3,353	7,520	4,249	1,868	869	3,003	4,908	292	26,062
680-739	1,598	3,248	1,726	943	493	1,569	2,804	249	12,630
620-679	576	1,114	550	443	258	751	833	166	4,691
<620	113	386	261	336	263	657	262	180	2,458
No FICO available(1)	10	5	6	4	4	65	382	1	477
Total retail	$7,487	$19,928	$12,320	$6,011	$2,905	$10,544	$14,343	$1,189	$74,727
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,431	$3,017	$1,230	$342	$672	$2,139	$—	$—	$9,831
740-799	4,015	1,876	746	246	360	1,086	—	—	8,329
680-739	1,116	572	335	152	172	585	—	—	2,932
620-679	111	130	161	93	107	276	—	—	878
<620	24	66	164	162	157	257	—	—	830
No FICO available(1)	3	8	1	—	—	10	—	—	22
Total residential mortgages	7,700	5,669	2,637	995	1,468	4,353	—	—	22,822
Home equity
800+	—	2	5	5	3	134	4,394	281	4,824
740-799	—	1	4	5	7	122	3,514	278	3,931
680-739	—	1	7	14	16	134	1,738	243	2,153
620-679	—	3	11	19	17	112	363	167	692
<620	—	2	16	23	20	87	91	176	415
Total home equity	—	9	43	66	63	589	10,100	1,145	12,015
Automobile
800+	1,887	829	538	244	148	57	—	—	3,703
740-799	2,418	1,051	615	288	156	58	—	—	4,586
680-739	1,968	827	500	234	123	48	—	—	3,700
620-679	1,029	378	257	131	72	32	—	—	1,899
<620	164	142	155	103	62	32	—	—	658
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	7,469	3,227	2,065	1,000	561	227	—	—	14,549
Education
800+	1,361	1,771	840	514	470	880	—	—	5,836
740-799	1,555	1,577	672	371	275	514	—	—	4,964
680-739	512	474	229	140	107	262	—	—	1,724
620-679	50	66	45	34	28	99	—	—	322
<620	5	11	12	12	10	45	—	—	95
No FICO available(1)	4	—	—	—	—	52	—	—	56
Total education	3,487	3,899	1,798	1,071	890	1,852	—	—	12,997
Other retail
800+	233	214	122	65	30	29	386	—	1,079
740-799	323	296	173	84	38	26	764	2	1,706
680-739	246	240	122	56	23	12	709	5	1,413
620-679	149	119	43	19	7	4	299	5	645
<620	32	37	17	10	3	2	100	6	207
No FICO available(1)	44	5	—	—	—	—	330	1	380
Total other retail	1,027	911	477	234	101	73	2,588	19	5,430
Total retail
800+	5,912	5,833	2,735	1,170	1,323	3,239	4,780	281	25,273
740-799	8,311	4,801	2,210	994	836	1,806	4,278	280	23,516
680-739	3,842	2,114	1,193	596	441	1,041	2,447	248	11,922
620-679	1,339	696	517	296	231	523	662	172	4,436
<620	225	258	364	310	252	423	191	182	2,205
No FICO available(1)	54	13	1	—	—	62	330	1	461
Total retail	$19,683	$13,715	$7,020	$3,366	$3,083	$7,094	$12,688	$1,164	$67,813
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 59

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases:

	June 30, 2022
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,514	$37	$9	$39	$202	$51,801	$24
Commercial real estate	27,827	172	1	33	37	28,070	7
Leases	1,554	17	3	—	—	1,574	—
Total commercial	80,895	226	13	72	239	81,445	31
Residential mortgages(1)	28,119	59	34	623	253	29,088	208
Home equity	12,834	36	12	—	240	13,122	186
Automobile	13,660	120	38	—	50	13,868	9
Education	13,068	26	13	3	31	13,141	3
Other retail	5,409	35	24	14	26	5,508	1
Total retail	73,090	276	121	640	600	74,727	407
Total	$153,985	$502	$134	$712	$839	$156,172	$438

	December 31, 2021
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,247	$47	$26	$9	$171	$44,500	$36
Commercial real estate	14,247	6	—	—	11	14,264	1
Leases	1,570	14	1	—	1	1,586	—
Total commercial	60,064	67	27	9	183	60,350	37
Residential mortgages(1)	21,918	102	52	549	201	22,822	137
Home equity	11,745	38	12	—	220	12,015	186
Automobile	14,324	131	39	—	55	14,549	22
Education	12,926	34	13	1	23	12,997	2
Other retail	5,331	40	23	16	20	5,430	2
Total retail	66,244	345	139	566	519	67,813	349
Total	$126,308	$412	$166	$575	$702	$128,163	$386
(1) 90+ days past due and accruing includes $623 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2022 and December 31, 2021, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying the loan or lease as nonaccrual.
    At June 30, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $552 million and $542 million, respectively. At June 30, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $27 million and $103 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in process was $228 million and $142 million as of June 30, 2022 and December 31, 2021, respectively.
Citizens Financial Group, Inc. | 60

Troubled Debt Restructurings
The following tables summarize loans modified during the three and six months ended June 30, 2022 and 2021. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		Three Months Ended June 30, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	9	$—	$—	$27	$27
Total commercial	9	—	—	27	27
Residential mortgages	290	16	39	21	76
Home equity	72	—	1	5	6
Automobile	147	—	—	1	1
Education	93	—	—	5	5
Other retail	567	3	—	1	4
Total retail	1,169	19	40	33	92
Total	1,178	$19	$40	$60	$119

		Three Months Ended June 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	15	$—	$3	$54	$57
Total commercial	15	—	3	54	57
Residential mortgages	671	8	120	44	172
Home equity	102	1	3	3	7
Automobile	379	1	—	5	6
Education	265	—	—	9	9
Other retail	585	1	—	—	1
Total retail	2,002	11	123	61	195
Total	2,017	$11	$126	$115	$252
Citizens Financial Group, Inc. | 61

		Six Months Ended June 30, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	19	$—	$24	$34	$58
Total commercial	19	—	24	34	58
Residential mortgages	1,471	38	53	235	326
Home equity	250	2	1	14	17
Automobile	312	1	—	2	3
Education	236	—	—	11	11
Other retail	1,088	5	—	1	6
Total retail	3,357	46	54	263	363
Total	3,376	$46	$78	$297	$421

		Six Months Ended June 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	22	$—	$6	$54	$60
Total commercial	22	—	6	54	60
Residential mortgages	713	12	126	47	185
Home equity	249	3	8	7	18
Automobile	1,048	1	—	13	14
Education	412	—	—	13	13
Other retail	1,215	4	—	1	5
Total retail	3,637	20	134	81	235
Total	3,659	$20	$140	$135	$295
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
Modified TDRs resulted in charge-offs of $1 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $2 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
Unfunded commitments related to TDRs were $90 million and $56 million at June 30, 2022 and December 31, 2021, respectively.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Commercial TDRs	$—	$1	$—	$23
Retail TDRs(1)	181	14	196	29
Total	$181	$15	$196	$52
(1) Includes $146 million and $1 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three months ended June 30, 2022 and 2021, respectively, and $156 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.
Citizens Financial Group, Inc. | 62

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2022 and December 31, 2021, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and facts surrounding the transaction.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cash proceeds from residential mortgage loans sold with servicing retained	$4,576	$10,540	$11,158	$19,577
Repurchased residential mortgages(1)	—	1,169	87	1,169
Gain on sales(2)	23	85	53	225
Contractually specified servicing, late and other ancillary fees(2)	71	60	138	118
(1) Includes government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSR was $95.5 billion and $90.2 billion at June 30, 2022 and December 31, 2021, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Fair value as of beginning of the period	$1,241	$893	$1,029	$658
Amounts capitalized	79	122	174	209
Servicing rights acquired	16	—	16	—
Changes in unpaid principal balance during the period(1)	(32)	(47)	(71)	(105)
Changes in fair value during the period(2)	107	(66)	263	140
Fair value at end of the period	$1,411	$902	$1,411	$902
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
Citizens Financial Group, Inc. | 63

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

(dollars in millions)	June 30, 2022	December 31, 2021
Fair value	$1,411	$1,029
Weighted average life (years)	8.5	6.4
Weighted average constant prepayment rate	7.6%	10.7%
Decline in fair value from 10% adverse change	$24	$45
Decline in fair value from 20% adverse change	$59	$87
Weighted average option adjusted spread	615 bps	596 bps
Decline in fair value from 10% adverse change	$39	$25
Decline in fair value from 20% adverse change	$77	$50
The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 10 for additional information.
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	June 30, 2022	December 31, 2021
Education	$661	$761
Commercial and industrial(1)	89	80
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to the Company’s reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. Citizens has identified and assigned goodwill to two reporting units - Consumer Banking and Commercial Banking - based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. For additional information on goodwill see Note 26 in the Company’s 2021 Form 10-K.
Citizens Financial Group, Inc. | 64

Changes in the carrying value of goodwill for the six months ended June 30, 2022 are presented below.

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2021	$2,258	$4,858	$7,116
Business acquisitions	319	646	965
Balance at June 30, 2022	$2,577	$5,504	$8,081
Goodwill increased during the six months ended June 30, 2022 primarily as a result of the Investors and DH Capital acquisitions and the HSBC transaction. Goodwill for the Investors acquisition was allocated between the Consumer and Commercial segments, and goodwill for the DH Capital acquisition was allocated to the Commercial segment. Both allocations are preliminary and subject to change. Goodwill for the HSBC transaction was allocated to the Consumer segment and is considered final. For additional information regarding the Investors and DH Capital acquisitions and the HSBC transaction see Note 2.
A summary of the carrying value of intangible assets is presented below.

		June 30, 2022			December 31, 2021
(in millions)	Amortizable Lives (years)	Gross(1)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core deposits	10	$144	$7	$137	$—	$—	$—
Acquired technology	5 - 7	21	15	6	21	11	10
Acquired relationships	2 - 15	53	17	36	53	14	39
Naming rights	5 - 10	31	5	26	10	3	7
Other	2 - 7	12	6	6	13	5	8
Total		$261	$50	$211	$97	$33	$64
(1) Includes $97 million and $47 million of core deposits from the Investors acquisition and the HSBC transaction, respectively, and $22 million of naming rights from the Investors acquisition.
Intangible assets from the Investors acquisition and the HSBC transaction, consisting of core deposits and naming rights, are the primary driver of the increase in intangible assets during the six months ended June 30, 2022.
As of June 30, 2022, all of the Company’s intangible assets are being amortized. Amortization expense recognized on intangible assets was $12 million and $17 million for the three and six months ended June 30, 2022, respectively, and $2 million and $5 million for the three and six months ended June 30, 2021, respectively. The Company’s projection of amortization expense is based on balances as of June 30, 2022, including estimated amounts related to the Investors and DH Capital acquisitions. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the remainder of 2022 and the next five years is as follows:

(in millions)	Total
2022	$24
2023	40
2024	34
2025	31
2026	26
2027	21
Citizens Financial Group, Inc. | 65

NOTE 8 - VARIABLE INTEREST ENTITIES
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
A summary of these investments is presented below:

(in millions)	June 30, 2022	December 31, 2021
Lending to special purpose entities included in loans and leases	$3,341	$2,646
LIHTC investment included in other assets	2,175	1,978
LIHTC unfunded commitments included in other liabilities	1,045	927
Asset-backed investments included in HTM securities	646	737
Renewable energy investments included in other assets	401	429
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of June 30, 2022 and December 31, 2021, the lending facilities had aggregate unpaid principal balances of $3.3 billion and $2.6 billion, respectively, and undrawn commitments to extend credit of $2.4 billion and $1.9 billion, respectively.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
The following table presents other information related to the Company’s affordable housing tax credit investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Tax credits included in income tax expense	$60	$51	$121	$102
Other tax benefits included in income tax expense	16	13	31	25
Total tax benefits included in income tax expense	76	64	152	127
Less: Amortization included in income tax expense	65	53	129	106
Net benefit from affordable housing tax credit investments included in income tax expense	$11	$11	$23	$21
No LIHTC investment impairment losses were recognized during the three and six months ended June 30, 2022 and 2021.
NOTE 9 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $3.8 billion and $74 million as of June 30, 2022 and December 31, 2021, respectively.
Citizens Financial Group, Inc. | 66

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	June 30, 2022	December 31, 2021
Parent Company:
4.150% fixed-rate subordinated debt, due September 2022	$168	$168
3.750% fixed-rate subordinated debt, due July 2024	90	90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
6.500% fixed to floating rate subordinated debt, due October 2027(1)	14	—
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
2.638% fixed-rate subordinated debt, due September 2032	553	550
5.641% fixed-rate reset subordinated debt, due May 2037	398	—
CBNA’s Global Note Program:
3.250% senior unsecured notes, due February 2022	—	700
0.845% floating-rate senior unsecured notes, due February 2022(2)	—	300
1.318% floating-rate senior unsecured notes, due May 2022(2)	—	250
2.650% senior unsecured notes, due May 2022	—	503
3.700% senior unsecured notes, due March 2023	499	512
3.182% floating-rate senior unsecured notes, due March 2023(2)	250	250
2.250% senior unsecured notes, due April 2025	747	746
4.119% fixed/floating-rate senior unsecured notes, due May 2025	648	—
3.750% senior unsecured notes, due February 2026	491	524
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 1.695% weighted average rate, due through 2041	8,269	19
Other	22	29
Total long-term borrowed funds	$14,440	$6,932
(1) Assumed in the Investors acquisition.
(2) Rate disclosed reflects the floating rate as of June 30, 2022, or final floating rate as applicable.
The Parent Company’s long-term borrowed funds as of June 30, 2022 and December 31, 2021 included principal balances of $3.6 billion and $3.2 billion, respectively, and unamortized deferred issuance costs and/or discounts of $79 million and $80 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of June 30, 2022 and December 31, 2021 included principal balances of $10.9 billion and $3.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $6 million and $7 million, respectively, and hedging basis adjustments of ($9) million and $42 million, respectively. See Note 10 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $19.6 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively. The Company’s available FHLB borrowing capacity was $7.9 billion and $15.9 billion at June 30, 2022 and December 31, 2021, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2022, the Company’s unused secured borrowing capacity was approximately $61.5 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 67

The following table presents a summary of maturities for the Company’s long-term borrowed funds at June 30, 2022:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2022	$168	$4	$172
2023	—	9,002	9,002
2024	107	—	107
2025	469	1,409	1,878
2026	498	491	989
2027 and thereafter	2,272	20	2,292
Total	$3,514	$10,926	$14,440
NOTE 10 - DERIVATIVES
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	June 30, 2022			December 31, 2021
(in millions)	Notional Amount(1)	Derivative Assets	Derivative Liabilities	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$22,930	$100	$1	$23,450	$12	$2
Derivatives not designated as hedging instruments:
Interest rate contracts	188,383	79	857	142,987	680	174
Foreign exchange contracts	26,102	523	494	21,336	263	231
Commodities contracts	897	1,630	1,621	514	508	505
TBA contracts	4,482	21	19	7,776	8	8
Other contracts	2,360	18	11	3,555	38	2
Total derivatives not designated as hedging instruments		2,271	3,002		1,497	920
Gross derivative fair values		2,371	3,003		1,509	922
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(461)	(461)		(235)	(235)
Less: Cash collateral applied(2)		(241)	(1,538)		(58)	(490)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,669	$1,004		$1,216	$197
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. The Company formally documents all hedging relationships at inception, as well as risk management objectives and strategies for undertaking various
Citizens Financial Group, Inc. | 68

accounting hedges. Additionally, the Company monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship and the Company monitors each relationship to ensure that management’s initial intent continues to be satisfied. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and subsequently reflects changes in the fair value of the derivative in earnings after termination of the hedge relationship.
Fair Value Hedges
As of June 30, 2022, Citizens has outstanding interest rate swap agreements utilized to manage the interest rate exposure on its long-term borrowings and loans held for sale. Certain fair value hedges were designated as a last-of-layer hedge during the six months ended June 30, 2022, but are no longer active as of June 30, 2022. These hedges afforded the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item.
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($15)	($10)	($52)	($38)	Interest expense - long-term borrowed funds
Hedged long-term debt attributable to the risk being hedged	14	9	51	37	Interest expense - long-term borrowed funds
Interest rate swaps hedging loans held for sale	(3)	—	(3)	—	Interest and fees on loans and leases
Hedged loans held for sale attributable to the risk being hedged	4	—	4	—	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	—	4	29	32	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	—	(4)	(29)	(32)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2022			December 31, 2021
(in millions)	Debt securities available for sale	Long-term borrowed funds	Loans and leases held for sale	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$—	$—	$937	$6,042	$—
Carrying amount of hedged liabilities	—	989	—	—	2,239
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	—	(9)	4	29	42
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $6.0 billion as of December 31, 2021) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019 and was terminated in the first quarter of 2022.
Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $334 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2022.
Citizens Financial Group, Inc. | 69

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($244)	$62	($905)	$34
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	12	49	49	95
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(1)	(12)	(6)	(24)
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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2022	2021	2022	2021
Economic hedge type:
Customer interest rate contracts	($408)	$133	($1,175)	($215)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	428	(129)	1,221	227	Foreign exchange and derivative products
Customer foreign exchange contracts	(149)	19	(123)	(97)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	246	(11)	249	139	Foreign exchange and derivative products
Customer commodity contracts	372	319	1,524	413	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(365)	(317)	(1,513)	(409)	Foreign exchange and derivative products
Residential loan commitments	(62)	67	(223)	(171)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	126	(141)	397	134	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(96)	53	(242)	(129)	Mortgage banking fees
Total	$92	($7)	$115	($108)
Citizens Financial Group, Inc. | 70

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2021	($57)	$71	($425)	($411)
Other comprehensive income (loss) before reclassifications	46	10	—	56
Amounts reclassified to the Consolidated Statements of Operations	(27)	(3)	4	(26)
Net other comprehensive income (loss)	19	7	4	30
Balance at June 30, 2021	($38)	$78	($421)	($381)
Balance at April 1, 2022	($676)	($1,236)	($346)	($2,258)
Other comprehensive income (loss) before reclassifications	(178)	(779)	—	(957)
Amounts reclassified to the Consolidated Statements of Operations	(8)	(1)	6	(3)
Net other comprehensive income (loss)	(186)	(780)	6	(960)
Balance at June 30, 2022	($862)	($2,016)	($340)	($3,218)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

	As of and for the Six Months Ended June 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	25	(297)	—	(272)
Amounts reclassified to the Consolidated Statements of Operations	(52)	(5)	8	(49)
Net other comprehensive income (loss)	(27)	(302)	8	(321)
Balance at June 30, 2021	($38)	$78	($421)	($381)
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(669)	(1,856)	—	(2,525)
Amounts reclassified to the Consolidated Statements of Operations	(32)	(4)	8	(28)
Net other comprehensive income (loss)	(701)	(1,860)	8	(2,553)
Balance at June 30, 2022	($862)	($2,016)	($340)	($3,218)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
Citizens Financial Group, Inc. | 71

NOTE 12 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2022			December 31, 2021
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2021 Form 10-K.
Dividends

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.39	$195	$195	$0.39	$168	$168
Preferred stock
Series A	$—	$—	$—	$10.50	$2	$2
Series B	30.00	9	—	30.00	9	—
Series C	15.94	5	5	15.94	5	5
Series D	15.87	4	4	15.88	4	4
Series E	12.50	6	6	12.50	6	6
Series F	14.12	5	5	14.13	6	6
Series G	10.00	3	3	—	—	—
Total preferred stock		$32	$23		$32	$23

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.78	$360	$360	$0.78	$335	$335
Preferred stock
Series A	$—	$—	$—	$20.99	$5	$5
Series B	30.00	9	9	30.00	9	9
Series C	31.88	10	10	31.88	10	10
Series D	31.75	9	9	31.75	9	9
Series E	25.00	11	11	25.00	11	11
Series F	28.25	11	11	28.25	11	11
Series G	20.00	6	6	—	—	—
Total preferred stock		$56	$56		$55	$55
Treasury Stock
During the six months ended June 30, 2022, the Company repurchased $2 million, or 55,505 shares, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 72

NOTE 13 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2021 Form 10-K.

(in millions)	June 30, 2022	December 31, 2021
Commitments to extend credit	$91,778	$84,206
Letters of credit	2,101	1,998
Risk participation agreements	14	39
Loans sold with recourse	232	82
Marketing rights	23	26
Total	$94,148	$86,351
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2022, the remaining terms on these RPAs ranged from less than one year to seven years.
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
Citizens Financial Group, Inc. | 73

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
NOTE 14 - FAIR VALUE MEASUREMENTS
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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	June 30, 2022			December 31, 2021
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,278	$1,266	$12	$2,657	$2,591	$66
Commercial and industrial, and commercial real estate loans held for sale, at fair value	99	118	(19)	76	79	(3)
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
Citizens Financial Group, Inc. | 74

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,350	$—	$20,350	$—
Collateralized loan obligations	1,200	—	1,200	—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	3,408	3,408	—	—
Total debt securities available for sale	24,961	3,408	21,553	—
Loans held for sale, at fair value:
Residential loans held for sale	1,278	—	1,278	—
Commercial loans held for sale	99	—	99	—
Total loans held for sale, at fair value	1,377	—	1,377	—
Mortgage servicing rights	1,411	—	—	1,411
Derivative assets:
Interest rate contracts	179	—	179	—
Foreign exchange contracts	523	—	523	—
Commodities contracts	1,630	—	1,630	—
TBA contracts	21	—	21	—
Other contracts	18	—	—	18
Total derivative assets	2,371	—	2,353	18
Equity securities, at fair value(1)	114	108	6	—
Total assets	$30,234	$3,516	$25,289	$1,429
Derivative liabilities:
Interest rate contracts	$858	$—	$858	$—
Foreign exchange contracts	494	—	494	—
Commodities contracts	1,621	—	1,621	—
TBA contracts	19	—	19	—
Other contracts	11	—	4	7
Total derivative liabilities	3,003	—	2,996	7
Total liabilities	$3,003	$—	$2,996	$7
(1) Excludes investments of $24 million that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These nonredeemable investments include capital contributions to private investment funds and have unfunded capital commitments of $24 million at June 30, 2022, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 75

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
Citizens Financial Group, Inc. | 76

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,241	($21)	$1,029	$38
Issuances	79	23	174	64
Acquisitions(1)	16	—	16	—
Settlements(2)	(32)	71	(71)	132
Changes in fair value during the period recognized in earnings(3)	107	(62)	263	(223)
Ending balance	$1,411	$11	$1,411	$11

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$893	$38	$658	$197
Issuances	122	81	209	243
Settlements(2)	(47)	(97)	(105)	(180)
Changes in fair value during the period recognized in earnings(3)	(66)	67	140	(171)
Ending balance	$902	$89	$902	$89
(1) Represents MSRs acquired as part of the Investors acquisition.
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

As of June 30, 2022
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.59-20.34% CPR (7.6% CPR)
		Option adjusted spread	398-1,058 bps (615 bps)
Other derivative contracts	Internal Model	Pull through rate	23.72-99.90% (82.39%)
		MSR value	2.56-144.00 bps (94.43 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2021 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Collateral-dependent loans	($1)	$—	($3)	($19)

Citizens Financial Group, Inc. | 77

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$579	$—	$579	$—	$645	$—	$645	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2022
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,567	$9,361	$—	$—	$8,921	$8,747	$646	$614
Other loans held for sale	2,078	2,058	—	—	—	—	2,078	2,058
Loans and leases	156,172	152,496	—	—	579	579	155,593	151,917
Other assets	1,162	1,162	—	—	1,146	1,146	16	16
Financial liabilities:
Deposits	178,925	178,807	—	—	178,925	178,807	—	—
Short-term borrowed funds	3,763	3,763	—	—	3,763	3,763	—	—
Long-term borrowed funds	14,440	14,299	—	—	14,440	14,299	—	—

	December 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,242	$2,289	$—	$—	$1,505	$1,557	$737	$732
Other loans held for sale	735	735	—	—	—	—	735	735
Loans and leases	128,163	128,156	—	—	645	645	127,518	127,511
Other assets	624	624	—	—	609	609	15	15
Financial liabilities:
Deposits	154,361	154,366	—	—	154,361	154,366	—	—
Short-term borrowed funds	74	74	—	—	74	74	—	—
Long-term borrowed funds	6,932	7,188	—	—	6,932	7,188	—	—
Citizens Financial Group, Inc. | 78

NOTE 15 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$73	$34	$1	$108	$74	$26	$—	$100
Card fees	60	10	—	70	56	8	—	64
Capital markets fees	—	90	—	90	—	84	—	84
Trust and investment services fees	66	—	—	66	60	—	—	60
Other banking fees	—	5	—	5	—	2	—	2
Total revenue from contracts with customers	$199	$139	$1	$339	$190	$120	$—	$310
Total revenue from other sources(1)	81	82	(8)	155	93	58	24	175
Total noninterest income	$280	$221	($7)	$494	$283	$178	$24	$485

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$142	$61	$2	$205	$148	$51	$—	$199
Card fees	110	20	—	130	103	15	—	118
Capital markets fees	—	168	—	168	—	156	—	156
Trust and investment services fees	127	—	—	127	118	—	—	118
Other banking fees	1	7	1	9	—	4	—	4
Total revenue from contracts with customers	$380	$256	$3	$639	$369	$226	$—	$595
Total revenue from other sources(1)	157	178	18	353	265	122	45	432
Total noninterest income	$537	$434	$21	$992	$634	$348	$45	$1,027
(1) Includes bank-owned life insurance income of $21 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and $42 million and $30 million for the six months ended June 30, 2022 and 2021, respectively.
The Company recognized trailing commissions of $4 million for both the three months ended June 30, 2022 and 2021, and $8 million for both the six months ended June 30, 2022 and 2021, related to ongoing commissions from previous investment sales.
NOTE 16 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Marketing	$39	$31	$65	$50
Deposit insurance	26	16	46	31
Other	88	46	152	103
Other operating expense	$153	$93	$263	$184
Citizens Financial Group, Inc. | 79

NOTE 17 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2022	2021	2022	2021
Numerator (basic and diluted):
Net income	$364	$648	$784	$1,259
Less: Preferred stock dividends	32	32	56	55
Net income available to common stockholders	$332	$616	$728	$1,204
Denominator:
Weighted-average common shares outstanding - basic	491,497,026	425,948,706	457,140,258	425,951,197
Dilutive common shares: share-based awards	1,799,088	1,612,866	2,027,489	1,717,045
Weighted-average common shares outstanding - diluted	493,296,114	427,561,572	459,167,747	427,668,242
Earnings per common share:
Basic	$0.68	$1.45	$1.59	$2.83
Diluted(1)	0.67	1.44	1.58	2.81
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,647,051 and 76,984 for the three months ended June 30, 2022 and 2021, respectively, and 784,372 and 43,877 for the six months ended June 30, 2022 and 2021, respectively.
NOTE 18 - BUSINESS OPERATING SEGMENTS
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

	As of and for the Three Months Ended June 30, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$995	$534	($24)	$1,505
Noninterest income	280	221	(7)	494
Total revenue	1,275	755	(31)	1,999
Noninterest expense	881	308	116	1,305
Profit (loss) before provision (benefit) for credit losses	394	447	(147)	694
Provision (benefit) for credit losses	39	10	167	216
Income (loss) before income tax expense (benefit)	355	437	(314)	478
Income tax expense (benefit)	90	96	(72)	114
Net income (loss)	$265	$341	($242)	$364
Total average assets	$88,881	$78,638	$53,448	$220,967

	As of and for the Three Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$897	$419	($192)	$1,124
Noninterest income	283	178	24	485
Total revenue	1,180	597	(168)	1,609
Noninterest expense	751	226	14	991
Profit (loss) before provision (benefit) for credit losses	429	371	(182)	618
Provision (benefit) for credit losses	45	34	(292)	(213)
Income (loss) before income tax expense (benefit)	384	337	110	831
Income tax expense (benefit)	98	72	13	183
Net income (loss)	$286	$265	$97	$648
Total average assets	$75,600	$57,527	$51,329	$184,456

Citizens Financial Group, Inc. | 80

	As of and for the Six Months Ended June 30, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,852	$950	($150)	$2,652
Noninterest income	537	434	21	992
Total revenue	2,389	1,384	(129)	3,644
Noninterest expense	1,665	580	166	2,411
Profit (loss) before provision (benefit) for credit losses	724	804	(295)	1,233
Provision (benefit) for credit losses	88	22	109	219
Income (loss) before income tax expense (benefit)	636	782	(404)	1,014
Income tax expense (benefit)	162	170	(102)	230
Net income (loss)	$474	$612	($302)	$784
Total average assets	$83,247	$69,927	$51,558	$204,732

	As of and for the Six Months Ended June 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,760	$840	($359)	$2,241
Noninterest income	634	348	45	1,027
Total revenue	2,394	1,188	(314)	3,268
Noninterest expense	1,501	453	55	2,009
Profit (loss) before provision (benefit) for credit losses	893	735	(369)	1,259
Provision (benefit) for credit losses	104	135	(592)	(353)
Income (loss) before income tax expense (benefit)	789	600	223	1,612
Income tax expense (benefit)	201	124	28	353
Net income (loss)	$588	$476	$195	$1,259
Total average assets	$75,443	$57,632	$50,443	$183,518
Citizens utilizes a FTP system to eliminate the effect of interest rate risk from the segments’ net interest income. This risk is centrally managed within the Treasury function and reported in the Other segment. The FTP methodology provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The offset to these FTP charges and credits is recorded in the Other segment.
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
Citizens Financial Group, Inc. | 81

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
On April 6, 2022, the Company completed the Investors acquisition. The Company is in the process of incorporating Investors’ internal controls and procedures into its internal controls over financial reporting for purposes of its report on internal control over financial reporting to be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is presented in Note 13, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2021 Form 10-K and Form 10-Q for the period ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended June 30, 2022 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
April 1, 2022 - April 30, 2022	2,527	$41.66	—	$455,000,000
May 1, 2022 - May 31, 2022	9,936	$38.48	—	$455,000,000
June 1, 2022 - June 30, 2022	43,042	$30.21	—	$1,000,000,000
(1) Reflects shares repurchased in connection with an employee share-based compensation plan related to the vesting of restricted stock awards to satisfy applicable tax withholding obligations and the forfeiture of unvested restricted stock awards.
(2) On June 27, 2022, the Company announced that its Board of Directors increased the authorization of common share repurchases to $1.0 billion, which is an increase of $545 million above the $455 million of capacity remaining under the $750 million authorization on January 20, 2021. Share repurchases may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans and accelerated share repurchase and other structured transactions. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory and accounting considerations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
Citizens Financial Group, Inc. | 82

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on April 28, 2022) (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed April 29, 2022)

10.1 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 28, 2022†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 83

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2022.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 84