Form 10-Q
period 2022-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2022-11-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 492,490,966 shares of the registrant’s common stock ($0.01 par value) outstanding on October 26, 2022.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
COVID	Coronavirus Disease
CRE	Commercial Real Estate
DH Capital	DH Capital, LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
Citizens Financial Group, Inc. | 3

HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc.
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MBS	Mortgage-Backed Securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens Financial Group, Inc. | 4

USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
Citizens Financial Group, Inc. | 5

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 6

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding potential future share repurchases and future dividends as well as the potential effects of the COVID disruption and Russia’s invasion of Ukraine on our business, operations, financial performance and prospects, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” “guidance” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”
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
•The COVID disruption and its effects on the economic and business environments in which we operate;
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
Citizens Financial Group, Inc. | 7

•The inability to retain existing HSBC or Investors clients and employees following the closing of the HSBC transaction and Investors acquisition; and
•Management’s ability to identify and manage these and other risks.
In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID disruption and Russia’s invasion of Ukraine on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the COVID disruption and Russia’s invasion of Ukraine, actions taken by governmental authorities in response to the COVID disruption and Russia’s invasion of Ukraine, and the direct and indirect impact of the COVID disruption and Russia’s invasion of Ukraine on our customers, third parties and us.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2021 Form 10-K as well as Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2022.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $224.7 billion in assets as of September 30, 2022. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,400 ATMs and more than 1,200 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
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
FINANCIAL PERFORMANCE
Key Highlights
Net income increased $106 million and decreased $369 million for the three and nine months ended September 30, 2022, with earnings per diluted common share up $0.05 to $1.23 and down $1.15 to $2.84 compared to the same periods in 2021.
Results reflect notable items of $33 million or $0.07 per diluted common share, net of tax benefit, for the three months ended September 30, 2022, compared to $16 million or $0.04 per diluted common share, net of tax benefit, for the same period in 2021. For the nine months ended September 30, 2022, notable items were $320 million or $0.68 per diluted common share, net of tax benefit, as compared to $39 million or $0.10 per diluted common share, net of tax benefit, for the same period in 2021.

Table 1: Notable Items
	Three Months Ended September 30, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$123	$—	$—	$—	$123
Noninterest income	512	—	—	—	512
Noninterest expense	1,241	37	9	—	1,195
Income tax expense	177	(11)	(2)	—	190

	Three Months Ended September 30, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($33)	$—	$—	$—	($33)
Noninterest income	514	—	—	—	514
Noninterest expense	1,011	4	19	—	988
Income tax expense	151	(1)	(6)	—	158
Citizens Financial Group, Inc. | 9

	Nine Months Ended September 30, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$342	$—	$—	$169	$173
Noninterest income	1,504	(31)	—	—	1,535
Noninterest expense	3,652	178	41	—	3,433
Income tax expense	407	(49)	(7)	(43)	506

	Nine Months Ended September 30, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($386)	$—	$—	$—	($386)
Noninterest income	1,541	—	—	—	1,541
Noninterest expense	3,020	6	48	—	2,966
Income tax expense	504	(2)	(13)	—	519
(1) Includes integration related costs associated with acquisitions for the three and nine months ended September 30, 2022 and 2021, and mark-to-market losses on loans acquired from Investors classified as LHFS for the nine months ended September 30, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three and nine months ended September 30, 2022 and 2021, income tax impacts related to legacy tax matters for the nine months ended September 30, 2022, and a pension settlement charge and compensation-related credit for the for the three and nine months ended September 30, 2021.
(3) Includes the initial provision for credit losses of $169 million for the nine months ended September 30, 2022 tied to the HSBC transaction and Investors acquisition. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
•Net income available to common stockholders increased $107 million to $611 million and decreased $369 million to $1.3 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $644 million and $1.7 billion for the three and nine months ended September 30, 2022, respectively, compared with $520 million and $1.7 billion for the same periods in 2021.
◦On an Underlying basis, earnings per diluted common share of $1.30 and $3.52 for the three and nine months ended September 30, 2022, respectively, compared to $1.22 and $4.09 for the same periods in 2021.
•Total revenue increased $518 million to $2.2 billion and increased $894 million to $5.8 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by increases of 45% and 27%, respectively, in net interest income, including the impacts of the HSBC transaction and Investors acquisition.
•The efficiency ratio of 57.0% and 62.7% for the three and nine months ended September 30, 2022, respectively, compared to 60.9% and 61.3% for the same periods in 2021.
◦On an Underlying basis, the efficiency ratio of 54.9% and 58.7% for the three and nine months ended September 30, 2022, respectively, compared to 59.5% and 60.2% for the same periods in 2021.
•ROTCE of 17.0% and 12.5% for the three and nine months ended September 30, 2022, respectively, compared to 13.7% and 16.1% for the same periods in 2021.
◦On an Underlying basis, ROTCE of 17.9% and 15.5% for the three and nine months ended September 30, 2022, respectively, compared to 14.2% and 16.5% for the same periods in 2021.
•Tangible book value per common share of $26.62 decreased 23% from December 31, 2021.
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

Table 2: Major Components of Net Interest Income
	Three Months Ended September 30,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$5,203	$36	2.78%	$13,749	$6	0.16%	($8,546)	262 bps
Taxable investment securities	38,507	243	2.50	27,466	116	1.69	11,041	81
Non-taxable investment securities	3	—	1.88	2	—	2.60	1	(72)
Total investment securities	38,510	243	2.50	27,468	116	1.69	11,042	81
Commercial and industrial	52,130	544	4.08	42,330	362	3.36	9,800	72
Commercial real estate	28,388	311	4.29	14,656	96	2.56	13,732	173
Leases	1,529	13	3.35	1,695	12	2.72	(166)	63
Total commercial loans and leases	82,047	868	4.14	58,681	470	3.14	23,366	100
Residential mortgages	29,327	240	3.27	20,834	157	3.01	8,493	26
Home equity	13,400	156	4.62	11,829	92	3.08	1,571	154
Automobile	13,540	128	3.74	13,136	126	3.83	404	(9)
Education	13,081	144	4.37	12,707	134	4.19	374	18
Other retail	5,484	121	8.71	5,454	99	7.15	30	156
Total retail loans	74,832	789	4.19	63,960	608	3.78	10,872	41
Total loans and leases	156,879	1,657	4.17	122,641	1,078	3.47	34,238	70
Loans held for sale, at fair value	1,600	18	4.37	3,299	21	2.51	(1,699)	186
Other loans held for sale	1,385	15	4.36	112	1	3.98	1,273	38
Interest-earning assets	203,577	1,969	3.82	167,269	1,222	2.89	36,308	93
Noninterest-earning assets	21,896			18,839			3,057
Total assets	$225,473			$186,108			$39,365
Liabilities and Stockholders’ Equity
Checking with interest	$38,297	$45	0.46%	$27,965	$7	0.09%	$10,332	37
Money market	47,374	77	0.64	49,159	18	0.14	(1,785)	50
Savings	28,741	28	0.38	20,803	5	0.09	7,938	29
Term	9,913	26	1.10	6,071	5	0.43	3,842	67
Total interest-bearing deposits	124,325	176	0.56	103,998	35	0.14	20,327	42
Short-term borrowed funds	2,043	11	2.09	23	—	2.06	2,020	3
Long-term borrowed funds	15,847	117	2.91	6,956	42	2.38	8,891	53
Total borrowed funds	17,890	128	2.81	6,979	42	2.38	10,911	43
Total interest-bearing liabilities	142,215	304	0.85	110,977	77	0.28	31,238	57
Demand deposits	53,293			47,873			5,420
Other noninterest-bearing liabilities	5,705			3,904			1,801
Total liabilities	201,213			162,754			38,459
Stockholders’ equity	24,260			23,354			906
Total liabilities and stockholders’ equity	$225,473			$186,108			$39,365
Interest rate spread			2.97%			2.61%		36
Net interest income and net interest margin		$1,665	3.24%		$1,145	2.72%		52
Net interest income and net interest margin, FTE(1)		$1,668	3.25%		$1,147	2.72%		53
Memo: Total deposits (interest-bearing and demand)	$177,618	$176	0.39%	$151,871	$35	0.09%	$25,747	30	bps
Citizens Financial Group, Inc. | 11

	Nine Months Ended September 30,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$5,952	$53	1.19%	$11,967	$12	0.13%	($6,015)	106 bps
Taxable investment securities	34,584	582	2.24	27,366	368	1.79	7,218	45
Non-taxable investment securities	3	—	2.31	3	—	2.60	—	(29)
Total investment securities	34,587	582	2.24	27,369	368	1.79	7,218	45
Commercial and industrial	49,224	1,290	3.45	43,661	1,054	3.19	5,563	26
Commercial real estate	23,401	644	3.63	14,601	285	2.57	8,800	106
Leases	1,555	34	2.92	1,800	37	2.73	(245)	19
Total commercial loans and leases	74,180	1,968	3.50	60,062	1,376	3.02	14,118	48
Residential mortgages	27,113	630	3.10	20,160	459	3.03	6,953	7
Home equity	12,783	351	3.67	11,884	279	3.14	899	53
Automobile	14,078	382	3.63	12,634	376	3.98	1,444	(35)
Education	13,086	412	4.21	12,593	403	4.28	493	(7)
Other retail	5,490	332	8.08	5,659	304	7.18	(169)	90
Total retail loans	72,550	2,107	3.88	62,930	1,821	3.87	9,620	1
Total loans and leases	146,730	4,075	3.69	122,992	3,197	3.45	23,738	24
Loans held for sale, at fair value	1,965	51	3.46	3,435	63	2.45	(1,470)	101
Other loans held for sale	1,401	47	4.44	242	9	4.88	1,159	(44)
Interest-earning assets	190,635	4,808	3.35	166,005	3,649	2.92	24,630	43
Noninterest-earning assets	21,087			18,386			2,701
Total assets	$211,722			$184,391			$27,331
Liabilities and Stockholders’ Equity:
Checking with interest	$35,849	$65	0.24%	$27,126	$18	0.09%	$8,723	15
Money market	47,797	112	0.31	49,362	61	0.16	(1,565)	15
Savings	26,763	42	0.21	19,839	15	0.10	6,924	11
Term	7,303	36	0.67	7,195	33	0.64	108	3
Total interest-bearing deposits	117,712	255	0.29	103,522	127	0.16	14,190	13
Short-term borrowed funds	2,030	21	1.37	80	—	0.74	1,950	63
Long-term borrowed funds	10,748	215	2.65	7,570	136	2.38	3,178	27
Total borrowed funds	12,778	236	2.45	7,650	136	2.36	5,128	9
Total interest-bearing liabilities	130,490	491	0.50	111,172	263	0.32	19,318	18
Demand deposits	52,058			46,120			5,938
Other noninterest-bearing liabilities	5,285			4,166			1,119
Total liabilities	187,833			161,458			26,375
Stockholders’ equity	23,889			22,933			956
Total liabilities and stockholders’ equity	$211,722			$184,391			$27,331
Interest rate spread			2.85%			2.61%		24
Net interest income and net interest margin		$4,317	3.03%		$3,386	2.73%		30
Net interest income and net interest margin, FTE(1)		$4,324	3.03%		$3,393	2.73%		30
Memo: Total deposits (interest-bearing and demand)	$169,770	$255	0.20%	$149,642	$127	0.11%	$20,128	9	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income increased $520 million, or 45%, and increased $931 million, or 27%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting growth of 22% and 15%, respectively, in interest-earning assets, driven by the impacts of the HSBC transaction and Investors acquisition, and a higher net interest margin.
Net interest margin on a FTE basis increased 53 basis points to 3.25%, and increased 30 basis points to 3.03%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting higher earning-asset yields given higher market interest rates, partially offset by increased funding costs. Average interest-earning asset yields increased 93 basis points to 3.82%, and increased 43 basis points to 3.35%, while average interest-bearing liability costs increased 57 basis points to 0.85%, and increased 18 basis points to 0.50%, respectively, compared to the same periods.
Citizens Financial Group, Inc. | 12

Average interest-earning assets increased $36.3 billion, or 22%, and increased $24.6 billion, or 15%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. An increase in loans, reflecting the impacts of the HSBC transaction and Investors acquisition as well as growth in commercial and industrial, residential mortgage and home equity, and investments was partially offset by a decrease in cash held in interest-bearing deposits reflecting the deployment of elevated liquidity.
Average deposits increased $25.7 billion, or 17%, and increased $20.1 billion, or 13%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily attributable to the HSBC transaction and Investors acquisition. Average total borrowed funds increased $10.9 billion and increased $5.1 billion, respectively, compared to the same periods in 2021, given an increase in long-term and short-term FHLB borrowings driven by advances acquired from Investors and the funding of loan and security growth, partially offset by a decrease in senior debt.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Capital markets fees	$89	$72	$17	24%	$270	$244	$26	11%
Service charges and fees	109	110	(1)	(1)	315	309	6	2
Mortgage banking fees	66	108	(42)	(39)	207	358	(151)	(42)
Card fees	71	66	5	8	202	185	17	9
Trust and investment services fees	61	61	—	—	188	179	9	5
Letter of credit and loan fees	40	39	1	3	118	115	3	3
Foreign exchange and derivative products	42	29	13	45	153	85	68	80
Securities gains, net	—	3	(3)	(100)	5	9	(4)	(44)
Other income(1)	34	26	8	31	46	57	(11)	(19)
Noninterest income	$512	$514	($2)	—%	$1,504	$1,541	($37)	(2%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income remained stable and decreased $37 million, or 2%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, highlighted by the following significant changes.
•The increase in capital markets fees reflects lower bond underwriting fees and higher merger and acquisition advisory and loan syndication fees.
•Mortgage banking fees declined given lower gain-on-sale margins and production volumes, partially offset by higher servicing revenue.
•Card fees increased driven by higher debit and credit card volumes.
•Trust and investment services fees were flat in the three-month period and increased in the nine-month period driven by higher annuity and assets under management fees.
•Foreign exchange and derivative products revenue increased reflecting growth in client hedging activity across foreign exchange, interest rate and commodity products.
•Other income reflects higher bank-owned life insurance and leasing income in the three and nine-month periods. The overall decrease in other income in the nine-month period is driven by $31 million of mark-to-market losses on loans acquired from Investors classified as LHFS, partially offset by the aforementioned increases in income.
Citizens Financial Group, Inc. | 13

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Salaries and employee benefits	$639	$509	$130	26%	$1,916	$1,581	$335	21%
Equipment and software	159	157	2	1	478	464	14	3
Outside services	172	144	28	19	530	420	110	26
Occupancy	106	77	29	38	300	247	53	21
Other operating expense	165	124	41	33	428	308	120	39
Noninterest expense	$1,241	$1,011	$230	23%	$3,652	$3,020	$632	21%
Noninterest expense increased $230 million, or 23%, and increased $632 million, or 21%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases in three and nine month expense were driven primarily by acquisition and integration-related costs, higher salaries and employee benefits and other operating expense associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
Credit provision expense of $123 million and $342 million for the three and nine months ended September 30, 2022, respectively, compared to a credit provision benefit of $33 million and $386 million for the same periods in 2021. The credit provision for the nine months ended September 30, 2022 includes the “double count” for the non-PCD loan CECL provision expense of $169 million tied to the HSBC transaction and Investors acquisition. The provision expense for the three and nine months ended September 30, 2022, reflects loan growth, the Investors acquisition and a deterioration in the macroeconomic environment, including an increased risk of recession, partly offset by an improvement in portfolio mix. The credit provision benefit in the three and nine months ended September 30, 2021 reflected the strong economic recovery driven by highly accommodative fiscal and monetary policies in place during that time.
Income Tax Expense
Income tax expense of $177 million and $407 million increased $26 million and decreased $97 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by fluctuations in taxable income. The effective income tax rate of 21.8% and 22.3% for the same periods decreased from 22.4% and increased from 22.0%, respectively, compared to the same periods in 2021, primarily driven by discrete tax impacts from the HSBC transaction and Investors acquisition. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are derived by specifically attributing managed assets, liabilities, capital and related revenues, provision for credit losses, which at the segment level is equal to net charge-offs, and other expenses to each business operating segment. The residual difference between the consolidated provision for credit losses and the business operating segments’ net charge-offs is reflected in Other.
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
There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in “—Results of Operations — Business Operating Segments” in our 2021 Form 10-K other than the change to our FTP methodology. See Note 18 for additional information.
Citizens Financial Group, Inc. | 14

The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 18 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net interest income	$1,085	$919	$559	$428
Noninterest income	270	315	213	168
Total revenue	1,355	1,234	772	596
Noninterest expense	863	749	325	226
Profit before credit losses	492	485	447	370
Net charge-offs	62	35	12	15
Income before income tax expense	430	450	435	355
Income tax expense	111	114	101	81
Net income	$319	$336	$334	$274
Average Balances:
Total assets	$89,560	$75,070	$80,067	$56,702
Total loans and leases(1)	83,373	70,984	75,767	53,815
Deposits	117,448	100,968	51,095	45,465
Interest-earning assets	84,122	71,879	76,025	54,177

	Consumer Banking		Commercial Banking
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net interest income	$2,937	$2,679	$1,509	$1,268
Noninterest income	807	949	647	516
Total revenue	3,744	3,628	2,156	1,784
Noninterest expense	2,528	2,250	905	679
Profit before credit losses	1,216	1,378	1,251	1,105
Net charge-offs	150	139	34	150
Income before income tax expense	1,066	1,239	1,217	955
Income tax expense	273	315	271	205
Net income	$793	$924	$946	$750
Average Balances:
Total assets	$85,375	$75,317	$73,344	$57,318
Total loans and leases(1)	79,988	70,857	69,381	54,459
Deposits	113,578	99,708	49,087	44,501
Interest-earning assets	80,770	71,777	69,651	54,828
(1) Includes LHFS.
Consumer Banking
Net interest income increased $166 million, or 18%, and increased $258 million, or 10%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by higher net interest margin and growth in interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition. This increase was partially offset by a reduction in PPP loans. Average loans increased $12.4 billion and increased $9.1 billion for the same periods, reflecting the impacts of the HSBC transaction and Investors acquisition, as well as strength in mortgage and home equity. This increase was partially offset by a decline in PPP loans and planned runoff in auto and personal unsecured installment loans. Average deposits increased $16.5 billion, or 16%, and increased $13.9 billion, or 14%, for the same periods, reflecting the impacts of the HSBC transaction and Investors acquisition.
Noninterest income decreased $45 million, or 14%, and decreased $142 million, or 15%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by lower mortgage banking fees reflecting lower gain-on-sale margins and production volumes, partially offset by higher servicing revenue. This decrease was partially offset by higher card fees given higher transaction volumes.
Citizens Financial Group, Inc. | 15

Noninterest expense increased $114 million, or 15%, and increased $278 million, or 12%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven primarily by acquisition and integration-related costs, higher salaries and employee benefits and other operating expenses associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs increased $27 million, or 77%, and increased $11 million, or 8%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting the normalization of the credit cycle.
Commercial Banking
Net interest income increased $131 million, or 31%, and increased $241 million, or 19%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by higher net interest margin and growth in interest-earning assets, including the impact of the Investors acquisition.
Noninterest income increased $45 million, or 27%, and increased $131 million, or 25%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by higher capital markets fees, reflecting the impact of acquisitions, partially offset by lower underwriting. Foreign exchange and derivative products revenue also increased, reflecting increased client interest rate, foreign exchange and commodity hedging activity.
Noninterest expense increased $99 million, or 44%, and increased $226 million, or 33%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven primarily by acquisition and integration-related costs, higher salaries and employee benefits and other operating expenses associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs decreased $3 million, or 20%, and decreased $116 million, or 77%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as credit performance remained strong.
ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of AFS and HTM Securities
	September 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$3,557	$3,350	$11	$11
State and political subdivisions	3	3	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,019	18,684	24,607	24,442
Other/non-agency	281	249	397	405
Total mortgage-backed securities	21,300	18,933	25,004	24,847
Collateralized loan obligations	1,248	1,192	1,208	1,207
Total debt securities available for sale, at fair value	$26,108	$23,478	$26,225	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,457	$8,804	$1,505	$1,557
Total mortgage-backed securities	9,457	8,804	1,505	1,557
Asset-backed securities	614	569	737	732
Total debt securities held to maturity	$10,071	$9,373	$2,242	$2,289
Total debt securities available for sale and held to maturity	$36,179	$32,851	$28,467	$28,356
Equity securities, at cost	$1,113	$1,113	$624	$624
Equity securities, at fair value	151	151	109	109
Citizens Financial Group, Inc. | 16

Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. As of September 30, 2022, U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 94% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes. For further discussion of the liquidity coverage ratios, see “Regulation and Supervision — Liquidity Requirements” in our 2021 Form 10-K.
The fair value of the debt securities portfolio increased $4.5 billion from December 31, 2021, driven in large part by $3.8 billion from the Investors acquisition as well as net securities purchases. This increase was partially offset by the impact of higher interest rates driving a $3.2 billion increase in unrealized losses.
The amortized cost basis of the HTM portfolio increased $7.8 billion due to the transfer of $8.5 billion from the AFS portfolio during 2022, offset in part by paydowns. The ratio of HTM securities to total securities increased to approximately 30% as of September 30, 2022.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of September 30, 2022, the portfolio’s average effective duration was 5.9 years compared with 4.3 years as of December 31, 2021, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds.
Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	September 30, 2022	December 31, 2021	Change	Percent
Commercial and industrial	$50,989	$44,500	$6,489	15%
Commercial real estate	28,681	14,264	14,417	101
Leases	1,444	1,586	(142)	(9)
Total commercial	81,114	60,350	20,764	34
Residential mortgages	29,548	22,822	6,726	29
Home equity	13,684	12,015	1,669	14
Automobile	13,155	14,549	(1,394)	(10)
Education	13,094	12,997	97	1
Other retail	5,545	5,430	115	2
Total retail	75,026	67,813	7,213	11
Total loans and leases	$156,140	$128,163	$27,977	22%
Total loans and leases increased $28.0 billion from $128.2 billion as of December 31, 2021, primarily driven by the HSBC transaction and Investors acquisition, resulting in growth in commercial and retail of 34% and 11%, respectively.
Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 5 of this report, and “—Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2021 Form 10-K.
The ACL of $2.2 billion at September 30, 2022 compared with the ACL of $1.9 billion as of December 31, 2021, reflecting a reserve increase of $262 million. For further information, see Note 5.
Citizens Financial Group, Inc. | 17

Table 8: ACL and Related Coverage Ratios by Portfolio
	September 30, 2022			December 31, 2021
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$50,989	$582	1.14%	$44,500	$555	1.25%
Commercial real estate	28,681	421	1.47	14,264	220	1.54
Leases	1,444	27	1.86	1,586	46	2.92
Total commercial	81,114	1,030	1.27	60,350	821	1.36
Residential mortgages	29,548	197	0.67	22,822	144	0.63
Home equity	13,684	68	0.50	12,015	82	0.69
Automobile	13,155	137	1.04	14,549	154	1.05
Education	13,094	307	2.35	12,997	308	2.37
Other retail	5,545	241	4.33	5,430	249	4.59
Total retail	75,026	950	1.27	67,813	937	1.38
Total loans and leases	$156,140	$1,980	1.27%	$128,163	$1,758	1.37%
Allowance for Unfunded Lending Commitments
Commercial(1)		$172	1.48%		$153	1.61%
Retail(2)		44	1.33		23	1.42
Total allowance for unfunded lending commitments		216			176
Allowance for credit losses	$156,140	$2,196	1.41%	$128,163	$1,934	1.51%
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

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2022	December 31, 2021	Change		Percent
Commercial and industrial	$234	$171	$63		37%
Commercial real estate	37	11	26		236
Leases	—	1	(1)		(100)
Total commercial	271	183	88		48
Residential mortgages(1)	236	201	35		17
Home equity	235	220	15		7
Automobile	52	55	(3)		(5)
Education	33	23	10		43
Other retail	25	20	5		25
Total retail	581	519	62		12
Nonaccrual loans and leases	$852	$702	$150		21%
Nonaccrual loans and leases to total loans and leases	0.55%	0.55%	—	bp
Allowance for loan and lease losses to nonaccrual loans and leases	232	251	(19%)
Allowance for credit losses to nonaccrual loans and leases	258	276	(18%)
(1) Loans fully or partially guaranteed by the FHA, VA and USDA are classified as accruing.
Citizens Financial Group, Inc. | 18

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended September 30,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$14	$52,130	0.11%	$10	$42,330	0.09%
Commercial real estate	1	28,388	0.01	5	14,656	0.12
Leases	—	1,529	(0.11)	(1)	1,695	(0.22)
Total commercial	15	82,047	0.07	14	58,681	0.09
Residential mortgages	—	29,327	0.01	—	20,834	—
Home equity	(6)	13,400	(0.17)	(12)	11,829	(0.42)
Automobile	11	13,540	0.31	2	13,136	0.06
Education	13	13,081	0.38	13	12,707	0.41
Other retail	41	5,484	3.02	27	5,454	1.99
Total retail	59	74,832	0.32	30	63,960	0.19
Total loans and leases	$74	$156,879	0.19%	$44	$122,641	0.14%
Third quarter 2022 NCO ratio increased compared to the third quarter of 2021, driven by an increase in retail, but remained low relative to historical levels.

Table 11: Ratio of Net Charge-Offs to Average Loans and Leases
	Nine Months Ended September 30,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$35	$49,224	0.10%	$115	$43,661	0.35%
Commercial real estate	1	23,401	—	31	14,601	0.28
Leases	—	1,555	(0.02)	13	1,800	1.01
Total commercial	36	74,180	0.07	159	60,062	0.35
Residential mortgages	(1)	27,113	—	(2)	20,160	(0.01)
Home equity	(24)	12,783	(0.25)	(29)	11,884	(0.33)
Automobile	23	14,078	0.22	11	12,634	0.12
Education	40	13,086	0.40	33	12,593	0.35
Other retail	108	5,490	2.63	108	5,659	2.55
Total retail	146	72,550	0.27	121	62,930	0.26
Total loans and leases	$182	$146,730	0.17%	$280	$122,992	0.30%
First nine months 2022 NCO ratio was down 13 basis points from first nine months of 2021.
Retail NCO ratio increased for the three months ended September 30, 2022 compared to the same period in 2021, reflecting the normalization of the credit cycle; however, the NCO ratio remains below pre-pandemic levels. Retail NCO ratio for the nine months ended September 30, 2022 remained relatively flat compared to the same period in 2021. Commercial NCO ratio remained stable for the three months ended September 30, 2022 and decreased for the nine months ended September 30, 2022 compared to the same periods in 2021, as credit performance remained strong.
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
Citizens Financial Group, Inc. | 19

Table 12: Commercial Loans and Leases by Regulatory Classification
	September 30, 2022
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$48,265	$1,049	$1,487	$188	$50,989
Commercial real estate	26,861	714	1,094	12	28,681
Leases	1,416	22	6	—	1,444
Total commercial	$76,542	$1,785	$2,587	$200	$81,114

	December 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$42,254	$809	$1,294	$143	$44,500
Commercial real estate	13,319	406	528	11	14,264
Leases	1,512	49	24	1	1,586
Total commercial	$57,085	$1,264	$1,846	$155	$60,350
Total commercial criticized balances of $4.6 billion as of September 30, 2022 increased $1.3 billion compared with December 31, 2021. Commercial criticized as a percent of total commercial of 5.6% at September 30, 2022 increased from 5.4% at December 31, 2021.
Commercial and industrial criticized balances of $2.7 billion as of September 30, 2022, increased from $2.2 billion as of December 31, 2021, primarily driven by the Investors acquisition. Commercial and industrial criticized as a percent of total commercial and industrial was 5.3% at September 30, 2022 and 5.0% at December 31, 2021, reflecting the impacts of wage inflation on select non-profit sectors. Commercial and industrial criticized loans represented 60% of total criticized loans as of September 30, 2022, compared to 69% as of December 31, 2021.
Commercial real estate criticized balances of $1.8 billion increased from $945 million as of December 31, 2021, primarily driven by the Investors acquisition. It also reflected the effect of inflationary and interest rate pressure on commercial real estate generally, and return to office dynamics on commercial real estate office. Commercial real estate criticized as a percent of total commercial real estate declined to 6.3% at September 30, 2022 from 6.6% at December 31, 2021. Commercial real estate accounted for 40% of total criticized loans as of September 30, 2022, compared to 29% as of December 31, 2021.
Citizens Financial Group, Inc. | 20

Table 13: Commercial Loans and Leases
	September 30, 2022		December 31, 2021
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Finance and insurance	$11,477	7%	$9,301	7%
Other manufacturing	4,680	3	4,087	3
Technology	4,610	3	4,220	3
Accommodation and food services	3,550	2	3,438	3
Health, pharma, and social assistance	3,132	2	2,912	2
Professional, scientific, and technical services	3,013	2	2,665	2
Wholesale trade	2,961	2	2,358	2
Retail trade	2,661	2	2,237	2
Other services	2,360	2	2,051	2
Energy and related	2,258	1	2,017	2
Real estate and rental and leasing	1,584	1	739	—
Consumer products manufacturing	1,557	1	1,192	1
Administrative and waste management services	1,535	1	1,396	1
Arts, entertainment, and recreation	1,462	1	1,189	1
Automotive	1,430	1	1,172	1
All other(1)	2,554	2	2,739	2
Total commercial and industrial	50,824	33	43,713	34
Multi-family	8,722	6	2,253	2
Office	6,356	4	5,234	4
Retail	3,364	2	1,433	1
Industrial	3,309	2	1,753	1
Co-op	1,833	1	—	—
All other(1)	5,097	3	3,591	3
Total commercial real estate	28,681	18	14,264	11
Total leases	1,444	1	1,586	1
Total commercial(2)	$80,949	52%	$59,563	46%
(1) Includes deferred fees and costs.
(2) Excludes PPP loans of $165 million and $787 million as of September 30, 2022 and December 31, 2021, respectively.
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
Citizens Financial Group, Inc. | 21

Table 14: Retail Loan Portfolio Analysis
	September 30, 2022					December 31, 2021
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	97.40%	0.22%	0.14%	1.44%	0.80%	96.03%	0.45%	0.23%	2.41%	0.88%
Home equity	97.87	0.30	0.11	—	1.72	97.75	0.32	0.10	—	1.83
Automobile	98.31	1.00	0.29	—	0.40	98.45	0.90	0.27	—	0.38
Education	99.33	0.24	0.15	0.03	0.25	99.45	0.26	0.10	0.01	0.18
Other retail	98.04	0.70	0.49	0.32	0.45	98.18	0.74	0.42	0.29	0.37
Total retail	98.03%	0.41%	0.19%	0.60%	0.77%	97.69%	0.51%	0.20%	0.83%	0.77%
(1) 90+ days past due and accruing includes $425 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2022 and December 31, 2021, respectively.
For more information on the aging of accruing and nonaccrual retail loans, see Note 5.

Table 15: Retail Asset Quality Metrics
	September 30, 2022	December 31, 2021
Average refreshed FICO for total portfolio	769	768
CLTV ratio for secured real estate(1)	51%	56%
Nonaccrual retail loans as a percentage of total retail	0.77%	0.77%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
Troubled Debt Restructurings
In the first quarter of 2020, the CARES Act and interagency guidance exempted from TDR classification COVID-related modified retail and commercial loans that met certain eligibility criteria. While relief provisions under the CARES Act expired on December 31, 2021, we generally do not consider loans that were modified before January 1, 2022, that met eligibility criteria under the CARES Act to be TDRs.
For additional information regarding TDRs, see Note 6 in our 2021 Form 10-K.

Table 16: Accruing and Nonaccrual Troubled Debt Restructurings
	September 30, 2022
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$157	—%	—%	$119	$276
Commercial real estate	1	—	—	9	10
Total commercial	158	—	—	128	286
Residential mortgages(1)	538	3.0	18.0	87	625
Home equity	156	0.2	—	83	239
Automobile	7	0.2	—	11	18
Education	100	0.5	0.3	21	121
Other retail	18	0.2	—	2	20
Total retail	819	4.0	18.3	204	1,023
Total	$977	4.0%	18.3%	$332	$1,309
Citizens Financial Group, Inc. | 22

	December 31, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$196	—%	—%	$74	$270
Commercial real estate	1	—	—	9	10
Total commercial	197	—	—	83	280
Residential mortgages(1)	295	2.9	12.0	42	337
Home equity	183	0.6	—	74	257
Automobile	8	0.2	—	22	30
Education	112	0.5	0.1	11	123
Other retail	20	0.2	—	2	22
Total retail	618	4.5	12.1	151	769
Total	$815	4.5%	12.1%	$234	$1,049
(1) Includes $176 million and $98 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2022 and December 31, 2021, respectively.
Deposits

Table 17: Composition of Deposits
(dollars in millions)	September 30, 2022	December 31, 2021	Change	Percent
Demand	$51,888	$49,443	$2,445	5%
Money market	49,081	47,216	1,865	4
Checking with interest	38,040	30,409	7,631	25
Savings	29,882	22,030	7,852	36
Term	9,675	5,263	4,412	84
Total deposits	$178,566	$154,361	$24,205	16%
The increase in total deposits as of September 30, 2022 compared to December 31, 2021 is driven by $25.6 billion of period-end balances from the HSBC transaction and Investors acquisition.
Borrowed Funds
Total borrowed funds of $16.5 billion as of September 30, 2022 increased $9.5 billion from December 31, 2021, driven by an increase in FHLB borrowings from the advances acquired from Investors and the funding of loan and security growth. For more information regarding our borrowed funds, see “—Liquidity” and Note 9.
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
Citizens Financial Group, Inc. | 23

Under the SCB framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments.
For Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. Our SCB requirement through September 30, 2022 was 3.4%. On August 4, 2022, the FRB announced, based on the results of the 2022 CCAR supervisory stress tests, that our SCB effective October 1, 2022 through September 30, 2023, will remain at 3.4%. To incorporate the effects of the Investors acquisition on our capital requirements, the FRB will require that we participate in the 2023 CCAR supervisory stress test.
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
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a bank holding company our SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for our banking subsidiary.
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and investments in the capital of unconsolidated financial institutions is 25%. As of September 30, 2022, we did not meet the threshold for these additional capital deductions. MSRs or certain deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID disruption, the federal banking regulators adopted a final rule relative to the regulatory capital treatment of the ACL under CECL. This rule allows electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period will phase-in the aggregate amount of capital benefit provided during the initial two-year delay. On December 31, 2021, the aggregate amount of capital benefit was $384 million. The reduction in the capital benefit in 2022 is $96 million, or 5 basis points.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2021 Form 10-K. The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 18: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2022		December 31, 2021		Required Minimum Capital Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$18,304	9.8%	$15,656	9.9%	7.9%
Tier 1 capital	20,318	10.9	17,670	11.1	9.4
Total capital	23,516	12.6	20,244	12.7	11.4
Tier 1 leverage	20,318	9.2	17,670	9.7	4.0
Risk-weighted assets	187,201		158,831
Quarterly adjusted average assets	220,076		181,800
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4%. The SCB is not applicable to the Tier 1 leverage ratio.
Citizens Financial Group, Inc. | 24

At September 30, 2022, our CET1 capital, tier 1 capital and total capital ratios were 9.8%, 10.9% and 12.6%, respectively, as compared with 9.9%, 11.1% and 12.7%, respectively, as of December 31, 2021. The CET1 and tier 1 capital ratios decreased largely driven by $28.4 billion of RWA growth, higher estimated goodwill and intangibles related to the HSBC transaction and Investors acquisition, dividends as described in “—Capital Transactions” below and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period, partially offset by the common stock issued in connection with the Investors acquisition and net income for the nine months ended September 30, 2022. The total capital ratio decreased due to the changes in the CET1 capital ratio described above, partially offset by the net increase in subordinated debt largely due to transactions described in “—Capital Transactions” below, reduced by maturing subordinated debt and higher AACL related to the Investors acquisition and a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period. At September 30, 2022, our CET1 capital, tier 1 capital and total capital ratios were approximately 190 basis points, 150 basis points and 120 basis points, respectively, above their required minimums.
Both the Company and CBNA are subject to the standardized approach for determining RWA. At September 30, 2022, RWA totaled $187.2 billion, up $28.4 billion from December 31, 2021, largely driven by the Investors acquisition and includes higher CRE, commercial and residential mortgage loans, home equity lines, CRE commitments, commercial commitments and MSRs, partially offset by lower automobile loans and loans held for sale.
As of September 30, 2022, the tier 1 leverage ratio was 9.2%, down from 9.7% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $38.3 billion, partially offset by higher tier 1 capital.
Citizens Financial Group, Inc. | 25

Table 19: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	September 30, 2022	December 31, 2021
Total common stockholders' equity	$21,132	$21,406
Exclusions:
Modified CECL transitional amount	288	384
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	2,919	156
Derivatives	1,566	160
Unamortized net periodic benefit costs	338	349
Deductions:
Goodwill, net of deferred tax liability	(7,766)	(6,733)
Other intangible assets, net of deferred tax liability	(171)	(66)
Deferred tax assets that arise from tax loss and credit carryforwards	(2)	—
Total common equity tier 1	18,304	15,656
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,318	17,670
Qualifying subordinated debt(1)	1,496	1,138
Allowance for credit losses	2,196	1,934
Exclusions from tier 2 capital:
Modified AACL transitional amount	(374)	(498)
Allowance on PCD assets	(120)	—
Adjusted allowance for credit losses	1,702	1,436
Total capital	$23,516	$20,244
(1) As of September 30, 2022 and December 31, 2021, the amount of non-qualifying subordinated debt excluded from regulatory capital was $297 million and $420 million, respectively. See Note 9 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital actions during the nine months ended September 30, 2022:
•Issued $400 million of 5.641% fixed-rate reset subordinated notes in the second quarter;
•Declared and paid quarterly common stock dividends of $0.39 per share in the first and second quarter and $0.42 in the third quarter, aggregating to $569 million; and
•Declared and paid preferred stock dividends aggregating to $81 million and $90 million, respectively.
For additional detail regarding our common and preferred stock dividends see Note 12.
On June 27, 2022, we announced that our Board of Directors increased the authorization of common share repurchases to $1.0 billion, which was an increase of $545 million above the $455 million of capacity remaining under the prior $750 million January 2021 authorization. On July 19, 2022, we announced that our Board of Directors declared a three-cent increase in our quarterly common stock dividend to $0.42 per share for the third quarter of 2022. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, risk-weighted assets, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory and accounting considerations.
Citizens Financial Group, Inc. | 26

Banking Subsidiary’s Capital

Table 20: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2022		December 31, 2021
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$20,458	11.0%	$17,039	10.7%
Tier 1 capital	20,458	11.0	17,039	10.7
Total capital	23,285	12.5	19,600	12.4
Tier 1 leverage	20,458	9.3	17,039	9.4
Risk-weighted assets	186,706		158,550
Quarterly adjusted average assets	219,454		181,268
CBNA’s CET1 and tier 1 capital totaled $20.5 billion at September 30, 2022, up $3.4 billion from $17.0 billion at December 31, 2021. This increase was related to the common stock issued in connection with the Investors acquisition and net income for the nine months ended September 30, 2022, partially offset by higher estimated goodwill and intangibles related to the HSBC transaction and Investors acquisition and a decrease in the modified CECL transition amount as a result of entering the CECL three-year transition period. Total capital was $23.3 billion at September 30, 2022, an increase of $3.7 billion from $19.6 billion at December 31, 2021, driven by the changes in CET1 capital, higher AACL related to the Investors acquisition and a reduction in the modified AACL transition amount as a result of entering the CECL three-year transition period.
CBNA’s RWA totaled $186.7 billion at September 30, 2022, up $28.2 billion from December 31, 2021, largely driven by the Investors acquisition and includes higher CRE, commercial and residential mortgage loans, home equity lines, CRE commitments, commercial commitments and MSRs, partially offset by lower automobile loans and loans held for sale.
As of September 30, 2022, CBNA’s tier 1 leverage ratio was 9.3%, down from 9.4% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $38.2 billion, partially offset by higher tier 1 capital.
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
During the nine months ended September 30, 2022, the Parent Company completed the following transaction:
•Issued $400 million of 5.641% fixed-rate reset subordinated notes.
During the three months ended September 30, 2022 and 2021, the Parent Company declared dividends on common stock of $209 million and $167 million, respectively, and declared dividends on preferred stock of $25 million and $26 million, respectively.
Citizens Financial Group, Inc. | 27

During the nine months ended September 30, 2022 and 2021, the Parent Company declared dividends on common stock of $569 million and $502 million, respectively, and declared dividends on preferred stock of $81 million.
During the nine months ended September 30, 2022 and 2021, the Parent Company repurchased $2 million and $95 million, respectively, of its outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.6 billion and $2.3 billion as of September 30, 2022 and December 31, 2021, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 101.5% and 98.5% as of September 30, 2022 and December 31, 2021, respectively.
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
During the nine months ended September 30, 2022, CBNA completed the following transactions:
•Issued $650 million of 4.119% fixed-to-floating rate senior notes;
•Redeemed $1.0 billion and $750 million of senior notes due February and May 2022, respectively; and
•Issued $800 million of 4.575% fixed-to-floating rate senior notes.
CBNA issued $600 million of 6.064% fixed-to-floating rate senior notes during October 2022.
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
Similarly, given the structure of its balance sheet, the funding liquidity risk of CBNA would be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its
Citizens Financial Group, Inc. | 28

financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively low.
An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard and Poor’s, and Fitch.

Table 21: Credit Ratings
September 30, 2022
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At September 30, 2022, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA and collateralized advances from the FHLB.
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
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury group in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. In managing liquidity risk, the Funding and Liquidity unit delivers regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies.
Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish these goals by funding loans with stable deposits; by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding; and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of September 30, 2022:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period end loan-to-deposits ratio, excluding LHFS, of 87.4%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $69.5 billion;
◦Contingent liquidity was $44.0 billion, consisting of unencumbered high-quality liquid securities of $27.4 billion, unused FHLB capacity of $9.7 billion, and our cash balances at the FRB of $6.9 billion; and
Citizens Financial Group, Inc. | 29

◦Available discount window capacity, defined as available total borrowing capacity from the FRB based on identified collateral, is secured primarily by non-mortgage commercial and retail loans and totaled $25.5 billion. Use of this borrowing capacity would be considered only during exigent circumstances.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2022 and 2021, see the Consolidated Statements of Cash Flows.
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
Allowance for Credit Losses
The ACL increased from $1.9 billion at December 31, 2021 to $2.2 billion at September 30, 2022.
Our ACL as of September 30, 2022 accounts for an economic forecast with 2022 real GDP growth of approximately 1.5% and an average unemployment rate of approximately 4%, and 2023 real GDP decline of approximately 0.5% and an average unemployment rate of approximately 6%. This forecast incorporates the increased risk of a shallow recession beginning in the fourth quarter of 2022 and persisting for three consecutive quarters. This compares to our December 31, 2021 forecast which reflected 2022 real GDP growth of 2.8% and an average unemployment rate of 6%, and 2023 real GDP growth of 2.1% and average unemployment rate of 4.3%.
To address economic uncertainty, we utilize our qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty and volatility of key macroeconomic variables, is one of the primary factors influencing our qualitative reserve.
Citizens Financial Group, Inc. | 30

Our September 2022 qualitative consideration for macroeconomic risk reflects the Federal Reserve’s aggressively tightening monetary policy and the contraction of fiscal policy. These conditions, weighed together with the impacts of Russia’s invasion of Ukraine on key global commodity prices, labor shortage-related wage increases and continuing supply-chain challenges contributing to surging inflation, may push the U.S. economy into a shallow recession and create volatility in key macroeconomic variables, including GDP and employment.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that monetary tightening triggers a deeper real GDP contraction across three consecutive quarters, resulting in a 1.3% percent drop in real GDP over 2023. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $310 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product type. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies and their impact on inflationary trends, as well as continuing supply-chain challenges. Changes in one or multiple of the key macroeconomic variables may have a material impact to our estimation of expected credit losses.
For additional information regarding the ACL, see Note 5 of this report, and “—Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2021 Form 10-K.
Citizens Financial Group, Inc. | 31

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of September 30, 2022

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
Citizens Financial Group, Inc. | 32

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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 22: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2022	December 31, 2021
Instantaneous Change in Interest Rates
+200	5.0%	19.4%
+100	2.3	10.2
-100	(2.7)	(8.5)
Gradual Change in Interest Rates
+200	3.3%	10.1%
+100	1.7	5.2
-100	(1.7)	(6.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200 basis point gradual increase in rates was 3.3% at September 30, 2022, compared to 10.1% at December 31, 2021. The change reflects rising base net interest income, including the impact of the Investors acquisition, and our ongoing hedge activity, which locks in higher forward rates and reduces our exposure to evolving downside risks. This reduction in asset sensitivity is partially offset by growth and a mix shift towards a higher proportion of floating rate consumer and commercial lending. Current levels of asset sensitivity will continue to provide upside benefits to net interest income as we progress through a period of expected higher short-term policy rates from the FRB. Changes in interest rates can also affect the risk positions, which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
Citizens Financial Group, Inc. | 33

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
We use interest rate contracts to manage the interest rate exposure to variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances.

Table 23: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2022				December 31, 2021
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Swaps
Cash flow - receive fixed/pay variable - conventional ALM(1)(2)	$29,750	3.9	2.1%	3.5%	$16,250	3.7	1.0%	0.1%
Cash flow - basis swaps - conventional ALM(1)	5,500	3.3	SOFR Overnight	1M Term SOFR	—	—	—	—
Fair value - receive fixed/pay variable - conventional ALM	1,000	1.8	2.7	3.3	2,200	1.3	2.5	0.2
Cash flow - pay fixed/receive variable - conventional ALM(1)	—	—	—	—	3,000	2.5	0.1	1.7
Fair value - pay fixed/receive variable - conventional ALM(1)(3)	437	2.7	3.0	2.8	2,000	2.7	0.1	1.5
Total swaps	36,687				23,450
Options
Interest rate collars(4)(5)	1,500	3.1	2.6	3.9	—	—	—	—
(1) We use interest rate contracts as part of our Asset Liability Management (“ALM”) strategy to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and wholesale funding, as well as the variability in the fair value of AFS securities and loans held for sale.
(2) As of September 30, 2022, includes $11.0 billion of forward-starting cash flow swaps executed at a weighted average rate of 2.9% with start dates ranging from the fourth quarter of 2022 to the third quarter of 2024.
(3) As of September 30, 2022, includes $437 million of forward-starting fair value swaps that will become effective in the fourth quarter of 2022.
(4) Represents forward-starting interest rate collars with effective dates ranging from the fourth quarter of 2023 to the second quarter of 2024.
(5) Receive and pay rate represent the minimum interest rate received for interest rate floors and the maximum interest rate paid for interest rate caps, respectively.

Table 24: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI(1)	($996)	($15)	($1,901)	$19
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	(48)	46	1	141
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	2	(13)	(4)	(37)
(1) Using the interest rate curve at September 30, 2022 with respect to cash flow hedge strategies, we estimate that approximately $624 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months.
LIBOR Transition
For details regarding our LIBOR Transition Program and associated efforts to plan for the discontinuation of LIBOR, see “—Market Risk — LIBOR Transition” in our 2021 Form 10-K. There were no significant changes relative to the program during the nine months ended September 30, 2022.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to finance merger and acquisition transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, our potential loss, and sub-limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations, with each transaction adjudicated in the Loan Underwriting Approval Committee.
Citizens Financial Group, Inc. | 34

Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility and yield curve.
As part of our overall risk management strategy relative to the fair market value of the MSRs, we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of September 30, 2022 and December 31, 2021, the fair value of our MSRs was $1.5 billion and $1.0 billion, respectively, and the total notional amount of related derivative contracts was $10.9 billion and $11.8 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
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

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$2	$1	$1	$1	$3	$—
Foreign Exchange Currency Rate	—	—	—	—	1	1	1	1
Credit Spread	2	2	3	2	6	9	14	4
Commodity	—	—	—	—	—	—	—	—
General VaR	3	3	4	2	6	10	14	4
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$4	$2	$6	$10	$17	$4
Stressed General VaR	$11	$13	$16	$9	$8	$11	$16	$5
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$11	$13	$16	$9	$8	$11	$16	$5
Market Risk Regulatory Capital	$48				$62
Specific Risk Not Modeled Add-on	23				16
de Minimis Exposure Add-on	2				—
Total Market Risk Regulatory Capital	$73				$78
Market Risk-Weighted Assets	$909				$973
Citizens Financial Group, Inc. | 35

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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2022.
Daily VaR Backtesting
Citizens Financial Group, Inc. | 36

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2022	2021	2022	2021
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$512	$514	$1,504	$1,541
Less: Notable items		—	—	(31)	—
Noninterest income, Underlying (non-GAAP)	B	$512	$514	$1,535	$1,541
Total revenue, Underlying:
Total revenue (GAAP)	C	$2,177	$1,659	$5,821	$4,927
Less: Notable items		—	—	(31)	—
Total revenue, Underlying (non-GAAP)	D	$2,177	$1,659	$5,852	$4,927
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,241	$1,011	$3,652	$3,020
Less: Notable items		46	23	219	54
Noninterest expense, Underlying (non-GAAP)	F	$1,195	$988	$3,433	$2,966
Pre-provision profit:
Total revenue (GAAP)	C	$2,177	$1,659	$5,821	$4,927
Less: Noninterest expense (GAAP)	E	1,241	1,011	3,652	3,020
Pre-provision profit (GAAP)		$936	$648	$2,169	$1,907
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$2,177	$1,659	$5,852	$4,927
Less: Noninterest expense, Underlying (non-GAAP)	F	1,195	988	3,433	2,966
Pre-provision profit, Underlying (non-GAAP)		$982	$671	$2,419	$1,961
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$123	($33)	$342	($386)
Less: Notable items		—	—	169	—
Provision (benefit) for credit losses, Underlying (non-GAAP)		$123	($33)	$173	($386)
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$813	$681	$1,827	$2,293
Less: Income (loss) before income tax expense (benefit) related to notable items		(46)	(23)	(419)	(54)
Income before income tax expense, Underlying (non-GAAP)	H	$859	$704	$2,246	$2,347
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$177	$151	$407	$504
Less: Income tax expense (benefit) related to notable items		(13)	(7)	(99)	(15)
Income tax expense, Underlying (non-GAAP)	J	$190	$158	$506	$519
Effective income tax rate (GAAP)	I/G	21.80%	22.35%	22.29%	22.01%
Effective income tax rate, Underlying (non-GAAP)	J/H	22.00	22.45	22.50	22.09
Net income, Underlying:
Net income (GAAP)	K	$636	$530	$1,420	$1,789
Add: Notable items, net of income tax benefit		33	16	320	39
Net income, Underlying (non-GAAP)	L	$669	$546	$1,740	$1,828
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$611	$504	$1,339	$1,708
Add: Notable items, net of income tax benefit		33	16	320	39
Net income available to common stockholders, Underlying (non-GAAP)	N	$644	$520	$1,659	$1,747
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$22,246	$21,326	$21,875	$20,926
Return on average common equity	M/O	10.91%	9.39%	8.19%	10.91%
Return on average common equity, Underlying (non-GAAP)	N/O	11.52	9.70	10.15	11.17

Citizens Financial Group, Inc. | 37

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions, except share, per share and ratio data)	Ref.	2022	2021	2022	2021
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$22,246	$21,326	$21,875	$20,926
Less: Average goodwill (GAAP)		8,131	7,055	7,771	7,052
Less: Average other intangibles (GAAP)		228	52	174	54
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		424	383	408	381
Average tangible common equity	P	$14,311	$14,602	$14,338	$14,201
Return on average tangible common equity	M/P	16.96%	13.71%	12.49%	16.08%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	17.91	14.17	15.48	16.46
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$225,473	$186,108	$211,722	$184,391
Return on average total assets	K/Q	1.12%	1.13%	0.90%	1.30%
Return on average total assets, Underlying (non-GAAP)	L/Q	1.18	1.16	1.10	1.33
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$225,473	$186,108	$211,722	$184,391
Less: Average goodwill (GAAP)		8,131	7,055	7,771	7,052
Less: Average other intangibles (GAAP)		228	52	174	54
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		424	383	408	381
Average tangible assets	R	$217,538	$179,384	$204,185	$177,666
Return on average total tangible assets	K/R	1.16%	1.17%	0.93%	1.35%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	1.22	1.21	1.14	1.38
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	57.02%	60.92%	62.74%	61.30%
Efficiency ratio, Underlying (non-GAAP)	F/D	54.90	59.55	58.67	60.21
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	23.54%	31.01%	25.84%	31.28%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	23.54	31.01	26.24	31.28
Operating leverage and operating leverage, Underlying:
Increase (decrease) in total revenue		31.19%	(7.33)%	18.14%	(5.20)%
Increase in noninterest expense		22.79	2.31	20.92	1.39
Operating leverage		8.40%	(9.64)%	(2.78)%	(6.59)%
Increase (decrease) in total revenue, Underlying (non-GAAP)		31.19%	(7.33)%	18.77%	(5.20)%
Increase in noninterest expense, Underlying (non-GAAP)		20.96	3.26	15.73	2.45
Operating leverage, Underlying (non-GAAP)		10.23%	(10.59)%	3.04%	(7.65)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	495,843,793	426,199,576	495,843,793	426,199,576
Common stockholders' equity (GAAP)		$21,132	$21,409	$21,132	$21,409
Less: Goodwill (GAAP)		8,160	7,065	8,160	7,065
Less: Other intangible assets (GAAP)		199	51	199	51
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		424	384	424	384
Tangible common equity	T	$13,197	$14,677	$13,197	$14,677
Tangible book value per common share	T/S	$26.62	$34.44	$26.62	$34.44
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	495,651,083	426,086,717	470,118,265	425,996,867
Average common shares outstanding - diluted (GAAP)	V	497,477,501	427,840,964	471,958,310	427,679,885
Net income per average common share - basic (GAAP)	M/U	$1.23	$1.18	$2.85	$4.01
Net income per average common share - diluted (GAAP)	M/V	1.23	1.18	2.84	3.99
Net income per average common share - basic, Underlying (non-GAAP)	N/U	1.30	1.22	3.53	4.10
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	1.30	1.22	3.52	4.09
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.39	$1.20	$1.17
Dividend payout ratio	W/(M/U)	34%	33%	42%	29%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	32	32	34	29
Citizens Financial Group, Inc. | 38

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 39

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$1,235	$1,155
Interest-bearing cash and due from banks	6,925	8,003
Interest-bearing deposits in banks	261	316
Debt securities available for sale, at fair value (including $165 and $640 pledged to creditors, respectively)(1)	23,478	26,067
Debt securities held to maturity (fair value of $9,373 and $2,289 respectively, and including $195 and $77 pledged to creditors, respectively)(1)	10,071	2,242
Loans held for sale, at fair value	1,048	2,733
Other loans held for sale	914	735
Loans and leases	156,140	128,163
Less: Allowance for loan and lease losses	(1,980)	(1,758)
Net loans and leases	154,160	126,405
Derivative assets	1,352	1,216
Premises and equipment, net	827	768
Bank-owned life insurance	3,222	2,843
Goodwill	8,160	7,116
Other assets	13,031	8,810
TOTAL ASSETS	$224,684	$188,409
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$51,888	$49,443
Interest-bearing	126,678	104,918
Total deposits	178,566	154,361
Short-term borrowed funds	263	74
Derivative liabilities	2,227	197
Long-term borrowed funds	16,286	6,932
Other liabilities	4,196	3,425
TOTAL LIABILITIES	201,538	164,989
Commitments and Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 645,043,274 shares issued and 495,843,793 shares outstanding at September 30, 2022 and 571,259,135 shares issued and 422,137,197 shares outstanding at December 31, 2021	6	6
Additional paid-in capital	22,121	19,005
Retained earnings	8,748	7,978
Treasury stock, at cost, 149,199,481 and 149,121,938 shares at September 30, 2022 and December 31, 2021, respectively	(4,920)	(4,918)
Accumulated other comprehensive income (loss)	(4,823)	(665)
TOTAL STOCKHOLDERS’ EQUITY	23,146	23,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,684	$188,409
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans and leases	$1,657	$1,078	$4,075	$3,197
Interest and fees on loans held for sale	18	21	51	63
Interest and fees on other loans held for sale	15	1	47	9
Investment securities	243	116	582	368
Interest-bearing deposits in banks	36	6	53	12
Total interest income	1,969	1,222	4,808	3,649
INTEREST EXPENSE:
Deposits	176	35	255	127
Short-term borrowed funds	11	—	21	—
Long-term borrowed funds	117	42	215	136
Total interest expense	304	77	491	263
Net interest income	1,665	1,145	4,317	3,386
Provision (benefit) for credit losses	123	(33)	342	(386)
Net interest income after provision (benefit) for credit losses	1,542	1,178	3,975	3,772
NONINTEREST INCOME:
Capital markets fees	89	72	270	244
Service charges and fees	109	110	315	309
Mortgage banking fees	66	108	207	358
Card fees	71	66	202	185
Trust and investment services fees	61	61	188	179
Letter of credit and loan fees	40	39	118	115
Foreign exchange and derivative products	42	29	153	85
Securities gains, net	—	3	5	9
Other income	34	26	46	57
Total noninterest income	512	514	1,504	1,541
NONINTEREST EXPENSE:
Salaries and employee benefits	639	509	1,916	1,581
Equipment and software	159	157	478	464
Outside services	172	144	530	420
Occupancy	106	77	300	247
Other operating expense	165	124	428	308
Total noninterest expense	1,241	1,011	3,652	3,020
Income before income tax expense	813	681	1,827	2,293
Income tax expense	177	151	407	504
NET INCOME	$636	$530	$1,420	$1,789
Net income available to common stockholders	$611	$504	$1,339	$1,708
Weighted-average common shares outstanding:
Basic	495,651,083	426,086,717	470,118,265	425,996,867
Diluted	497,477,501	427,840,964	471,958,310	427,679,885
Per common share information:
Basic earnings	$1.23	$1.18	$2.85	$4.01
Diluted earnings	1.23	1.18	2.84	3.99

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$636	$530	$1,420	$1,789
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($258), ($4), ($494) and $5, respectively	(738)	(11)	(1,407)	14
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $12, ($8), $1 and ($27), respectively	34	(25)	2	(77)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($305), ($35), ($933) and ($132), respectively	(903)	(109)	(2,759)	(406)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $0, ($1), ($1) and ($2), respectively	—	(2)	(4)	(7)
Reclassification of actuarial loss to net income, net of income taxes of $2, $1, $1 and $2, respectively	2	20	10	28
Total other comprehensive income (loss), net of income taxes	(1,605)	(127)	(4,158)	(448)
Total comprehensive income (loss)	($969)	$403	($2,738)	$1,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2021	2	$2,014	426	$6	$18,964	$7,314	($4,718)	($381)	$23,199
Dividends to common stockholders	—	—	—	—	—	(167)	—	—	(167)
Dividends to preferred stockholders	—	—	—	—	—	(26)	—	—	(26)
Preferred stock issued	—	—	—	—	—	—	—	—	—
Preferred stock redemption	—	—	—	—	—	(3)	—	—	(3)
Share-based compensation plans	—	—	—	—	11	—	—	—	11
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	530	—	—	530
Other comprehensive income (loss)	—	—	—	—	—	—	—	(127)	(127)
Total comprehensive income (loss)	—	—	—	—	—	530	—	(127)	403
Balance at September 30, 2021	2	$2,014	426	$6	$18,981	$7,648	($4,718)	($508)	$23,423
Balance at July 1, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328
Dividends to common stockholders	—	—	—	—	—	(209)	—	—	(209)
Dividends to preferred stockholders	—	—	—	—	—	(25)	—	—	(25)
Share-based compensation plans	—	—	—	—	15	—	—	—	15
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	636	—	—	636
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,605)	(1,605)
Total comprehensive income (loss)	—	—	—	—	—	636	—	(1,605)	(969)
Balance at September 30, 2022	2	$2,014	496	$6	$22,121	$8,748	($4,920)	($4,823)	$23,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(502)	—	—	(502)
Dividends to preferred stockholders	—	—	—	—	—	(81)	—	—	(81)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	(3)	—	—	(250)
Treasury stock purchased	—	—	(2)	—	—	—	(95)	—	(95)
Share-based compensation plans	—	—	1	—	24	—	—	—	24
Employee stock purchase plan	—	—	—	—	17	—	—	—	17
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,789	—	—	1,789
Other comprehensive income (loss)	—	—	—	—	—	—	—	(448)	(448)
Total comprehensive income (loss)	—	—	—	—	—	1,789	—	(448)	1,341
Balance at September 30, 2021	2	$2,014	426	$6	$18,981	$7,648	($4,718)	($508)	$23,423
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(569)	—	—	(569)
Dividends to preferred stockholders	—	—	—	—	—	(81)	—	—	(81)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	2	—	61	—	—	—	61
Employee stock purchase plan	—	—	—	—	19	—	—	—	19
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,420	—	—	1,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,158)	(4,158)
Total comprehensive income (loss)	—	—	—	—	—	1,420	—	(4,158)	(2,738)
Balance at September 30, 2022	2	$2,014	496	$6	$22,121	$8,748	($4,920)	($4,823)	$23,146
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
OPERATING ACTIVITIES
Net income	$1,420	$1,789
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	342	(386)
Net change in loans held for sale	1,404	623
Depreciation, amortization and accretion	448	453
Deferred income taxes	124	214
Share-based compensation	68	47
Net gain on sales of assets	(5)	(10)
Net (increase) decrease in other assets	(1,700)	(2,393)
Net increase (decrease) in other liabilities	577	833
Net change due to operating activities	2,678	1,170
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(9,772)	(8,669)
Proceeds from maturities and paydowns of debt securities available for sale	2,843	6,059
Proceeds from sales of debt securities available for sale	1,057	158
Proceeds from maturities and paydowns of debt securities held to maturity	772	752
Net (increase) decrease in interest-bearing deposits in banks	55	17
Acquisitions, net of cash acquired(1)	(235)	(14)
Purchases of loans	(1,007)	(1,925)
Sales of loans	1,718	765
Net (increase) decrease in loans and leases	(6,937)	776
Capital expenditures, net	(141)	(59)
Purchase of bank-owned life insurance	(100)	(650)
Other	(732)	(197)
Net change due to investing activities	(12,479)	(2,987)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,988	5,057
Net increase (decrease) in short-term borrowed funds	174	(240)
Proceeds from issuance of long-term borrowed funds	11,516	—
Repayments of long-term borrowed funds	(6,190)	(1,356)
Treasury stock purchased	(2)	(95)
Net proceeds from issuance of preferred stock	—	296
Redemption of preferred stock	—	(250)
Dividends declared and paid to common stockholders	(569)	(502)
Dividends declared and paid to preferred stockholders	(90)	(88)
Premium paid to exchange debt	—	(1)
Payments of employee tax withholding for share-based compensation	(24)	(21)
Net change due to financing activities	8,803	2,800
Net change in cash and cash equivalents(2)	(998)	983
Cash and cash equivalents at beginning of period(2)	9,158	12,733
Cash and cash equivalents at end of period(2)	$8,160	$13,716

Non-cash items:
Transfer of securities from available for sale to held to maturity	$8,563	$—
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	27,102	—
Goodwill and other intangible assets	996	—
Fair value of liabilities assumed	24,975	—
Common stock issued	3,035	—
Replacement equity awards	19	—
(1) Primarily includes cash paid of $355 million to acquire Investors less $287 million in cash acquired, and $143 million and $23 million of cash paid for the HSBC transaction and acquisition of DH Capital, respectively, for the nine months ended September 30, 2022. See Note 2 for more detailed information regarding these acquisitions.
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
NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its previously announced HSBC transaction, which included 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida. The acquired liabilities and assets included approximately $6.3 billion in deposits and $1.5 billion in loans. The transaction resulted in an increase to goodwill of $120 million, which was allocated to the Consumer business segment as of September 30, 2022.
The impact of the HSBC transaction, along with supplemental pro forma information as if the HSBC transaction had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
The HSBC transaction was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from HSBC were recorded at fair value as of the transaction date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. The fair value of the assets acquired and liabilities assumed from HSBC were deemed final as of June 30, 2022 and are not material to the Company’s Consolidated Balance Sheet.
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
Citizens Financial Group, Inc. | 46

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
The Investors acquisition was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from Investors were recorded at fair value as of the closing date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Fair value estimates related to the assets acquired and liabilities assumed from Investors are subject to adjustment for up to one year after the closing date if new information is obtained about facts and circumstances that existed as of the closing date that, if known, would have affected the measurement of the amounts recognized as of that date.
Citizens considers its valuation of loans and leases to be preliminary as of September 30, 2022. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered preliminary, as Citizens continues to evaluate the nature and extent of differences between the book and tax bases of the acquired assets and liabilities assumed. While the Company believes the information available as of April 6, 2022 provides a reasonable basis for estimating fair value, additional information may become available that would result in adjustments to the fair values presented, although any such adjustments are not expected to be material. Any adjustments identified during the one year period subsequent to the closing date will be recognized in the corresponding reporting period.
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
Citizens Financial Group, Inc. | 47

The following table includes a preliminary allocation of the consideration paid for the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Investors:

(in millions, except share and per share data)	April 6, 2022
Consideration
CFG common shares issued	72,148,855
CFG share price on April 6, 2022	$42.08
Fair value of consideration for outstanding common stock	$3,036
Cash paid	355
Consideration related to equity awards	19
Fair value of merger consideration	3,410

Assets acquired
Cash and equivalents	287
Investment securities	3,825
Loans held for sale	2,162
Net loans and leases	20,139
Premises and equipment	62
Core deposit intangible and other intangible assets	119
Other assets	914
Total assets acquired	27,508
Liabilities assumed
Deposits	20,217
Borrowed funds	4,097
Other liabilities	661
Total liabilities assumed	24,975
Less: Net assets	2,533
Goodwill	$877
Preliminary goodwill of $877 million recorded in connection with the acquisition resulted from the expected synergies, operational efficiencies and expertise of Investors. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Investors. The goodwill was allocated to the Company’s two business operating segments on a preliminary basis and is not deductible for income tax purposes.
Intangible assets from the Investors acquisition consist of core deposits and naming rights. For additional information on these intangibles and goodwill see Note 7.
The following table includes the fair value and unpaid principal balance of the loans acquired from Investors:

	April 6, 2022
(in millions)	Unpaid Principal Balance	Fair Value
Commercial and industrial	$3,021	$2,899
Commercial real estate	13,310	13,065
Leases	9	9
Total commercial	16,340	15,973
Residential mortgages	3,949	3,889
Home equity	267	273
Other retail	4	4
Total retail	4,220	4,166
Net loans and leases	$20,560	$20,139
Citizens Financial Group, Inc. | 48

Fair value is estimated as of April 6, 2022 and reflects a credit mark of $101 million on PCD funded loans recorded through purchase accounting, and an accretable discount of $320 million comprised of $179 million in interest rate mark and $141 million in non-PCD credit mark.
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
Citizens Financial Group, Inc. | 49

The following table presents the financial results of Investors included in the Consolidated Statements of Operations from the date of acquisition through September 30, 2022:

(in millions)	April 6, 2022 through September 30, 2022
Net interest income	$450
Noninterest income	27
Net income	217
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net interest income	$1,665	$1,352	$4,531	$4,004
Noninterest income	512	530	1,550	1,559
Net income(1)	658	609	1,741	1,754
(1) Excludes the acceleration of one-time executive compensation and Employee Stock Ownership Plan expenses of $122 million incurred by Investors in the first quarter of 2022.
In addition, the supplemental pro forma financial information includes non-recurring acquisition-related costs of $32 million and $307 million, respectively, incurred during the three and nine months ended September 30, 2022, as summarized in the following table. These costs, along with the $13 million incurred during 2021, are included in the first quarter of 2021 for the purpose of reporting supplemental pro forma financial information presented above.

(in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Provision for credit losses(1)	$—	$145
Salaries and employee benefits(2)	12	73
Outside services(3)	12	48
Mark-to-market losses on LHFS portfolio(4)	—	31
Other operating expense	8	10
Total acquisition-related costs	$32	$307
(1) Represents the initial provision for credit losses also recognized through a fair value mark as required by purchase accounting.
(2) Comprised primarily of severance and employee retention costs.
(3) Comprised primarily of technology, legal, advisory, and other professional related fees.
(4) Represents mark-to-market losses on loans acquired from Investors classified as LHFS.
Under CECL, Citizens is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. Citizens considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality including, but not limited to, nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors. Citizens initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price. The initial ALLL for PCD loans of $101 million was established through an adjustment to the Investors loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $15.6 billion and $4.5 billion at the acquisition date and unpaid principal balance of $15.9 billion and $4.7 billion, respectively. In accordance with U.S. GAAP there was no carryover of the ACL that had been previously recorded by Investors. Subsequent to the acquisition, Citizens recorded an ACL on non-PCD loans of $145 million through provision expense for credit losses.
Citizens Financial Group, Inc. | 50

The following table presents PCD loan activity at the date of acquisition:

(in millions)	April 6, 2022
Principal balance	$4,685
ALLL at acquisition	(101)
Non-credit discount	(72)
Purchase price	$4,512
Acquisition of DH Capital
On June 8, 2022, Citizens completed the acquisition of DH Capital, a private investment banking firm serving companies in the internet infrastructure, software, IT services and communications sectors. The fair value of the assets acquired and liabilities assumed in connection with this acquisition are not material to the Company’s Consolidated Balance Sheet as of September 30, 2022.
The impact of the DH Capital acquisition, along with supplemental pro forma information as if the DH Capital acquisition had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
NOTE 3 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,557	$—	($207)	$3,350	$11	$—	$—	$11
State and political subdivisions	3	—	—	3	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,019	—	(2,335)	18,684	24,607	210	(375)	24,442
Other/non-agency	281	—	(32)	249	397	9	(1)	405
Total mortgage-backed securities	21,300	—	(2,367)	18,933	25,004	219	(376)	24,847
Collateralized loan obligations	1,248	—	(56)	1,192	1,208	—	(1)	1,207
Total debt securities available for sale, at fair value	$26,108	$—	($2,630)	$23,478	$26,225	$219	($377)	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,457	$4	($657)	$8,804	$1,505	$52	$—	$1,557
Total mortgage-backed securities	9,457	4	(657)	8,804	1,505	52	—	1,557
Asset-backed securities	614	—	(45)	569	737	2	(7)	732
Total debt securities held to maturity	$10,071	$4	($702)	$9,373	$2,242	$54	($7)	$2,289
Equity securities, at cost	$1,113	$—	$—	$1,113	$624	$—	$—	$624
Equity securities, at fair value	151	—	—	151	109	—	—	109
Accrued interest receivable on debt securities totaled $91 million and $56 million as of September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 51

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$10	$1,983	$1,564	$—	$3,557
State and political subdivisions	1	—	—	2	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	3	939	2,954	17,123	21,019
Other/non-agency	—	—	—	281	281
Collateralized loan obligations	—	—	24	1,224	1,248
Total debt securities available for sale	14	2,922	4,542	18,630	26,108
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	9,457	9,457
Asset-backed securities	—	614	—	—	614
Total debt securities held to maturity	—	614	—	9,457	10,071
Total amortized cost of debt securities	$14	$3,536	$4,542	$28,087	$36,179

Fair value:
U.S. Treasury and other	$10	$1,871	$1,469	$—	$3,350
State and political subdivisions	1	—	—	2	3
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2	890	2,713	15,079	18,684
Other/non-agency	—	—	—	249	249
Collateralized loan obligations	—	—	23	1,169	1,192
Total debt securities available for sale	13	2,761	4,205	16,499	23,478
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,804	8,804
Asset-backed securities	—	569	—	—	569
Total debt securities held to maturity	—	569	—	8,804	9,373
Total fair value of debt securities	$13	$3,330	$4,205	$25,303	$32,851
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $243 million and $116 million for the three months ended September 30, 2022 and 2021, respectively, and $582 million and $368 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table presents realized gains and losses on sale of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gains	$—	$3	$9	$9
Losses	—	—	(4)	—
Securities gains, net	$—	$3	$5	$9
The following table presents the amortized cost and fair value of debt securities pledged:

	September 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, and to secure public and other deposits as required by law	$3,910	$3,457	$4,816	$4,782
Pledged as collateral for FHLB borrowing capacity	244	214	325	333
Pledged against repurchase agreements	—	—	1	1
Citizens Financial Group, Inc. | 52

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of September 30, 2022 or December 31, 2021. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information see Note 10.
Securitizations of mortgage loans retained in the investment portfolio were $59 million and $99 million for the three and nine months ended September 30, 2022. Securitizations of mortgage loans retained in the investment portfolio were $60 million and $223 million for the three and nine months ended September 30, 2021, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2022 and 2021, and also included GNMA in 2021. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of September 30, 2022 and concluded that in excess of 94% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2022.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,350	($207)	$—	$—	$3,350	($207)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	15,913	(1,687)	2,756	(648)	18,669	(2,335)
Other/non-agency	248	(32)	—	—	248	(32)
Total mortgage-backed securities	16,161	(1,719)	2,756	(648)	18,917	(2,367)
Collateralized loan obligations	1,183	(55)	9	(1)	1,192	(56)
Total	$20,694	($1,981)	$2,765	($649)	$23,459	($2,630)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$14,131	($320)	$1,236	($55)	$15,367	($375)
Other/non-agency	123	(1)	—	—	123	(1)
Total mortgage-backed securities	14,254	(321)	1,236	(55)	15,490	(376)
Collateralized loan obligations	736	(1)	—	—	736	(1)
Total	$14,990	($322)	$1,236	($55)	$16,226	($377)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the U.S. Treasury securities, agency MBS, non-agency MBS, and CLOs identified with unrealized losses as of September 30, 2022. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 53

NOTE 4 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(in millions)	September 30, 2022	December 31, 2021
Commercial and industrial	$50,989	$44,500
Commercial real estate	28,681	14,264
Leases	1,444	1,586
Total commercial	81,114	60,350
Residential mortgages	29,548	22,822
Home equity	13,684	12,015
Automobile	13,155	14,549
Education	13,094	12,997
Other retail	5,545	5,430
Total retail	75,026	67,813
Total loans and leases	$156,140	$128,163
Accrued interest receivable on loans and leases held for investment totaled $733 million and $450 million as of September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $38.2 billion and $26.1 billion at September 30, 2022 and December 31, 2021, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $36.2 billion and $35.8 billion at September 30, 2022 and December 31, 2021, respectively.
Interest income on direct financing and sales-type leases was $13 million and $12 million for the three months ended September 30, 2022 and 2021, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, this interest income was $34 million and $37 million, respectively.
The following table presents the composition of LHFS:

	September 30, 2022				December 31, 2021
(in millions)	Residential Mortgages(1)	Other retail(3)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$954	$—	$94	$1,048	$2,657	$76	$2,733
Other loans held for sale	—	483	431	914	—	735	735
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
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Recorded in the ACL is management’s estimate of expected credit losses in the Company’s loan and lease portfolios. See Note 6 in the Company’s 2021 Form 10-K for a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2021. There were no significant changes to the ACL reserve methodology during the nine months ended September 30, 2022.
Citizens Financial Group, Inc. | 54

The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$987	$977	$1,964	$821	$937	$1,758
Allowance on PCD loans and leases at acquisition	—	—	—	99	2	101
Charge-offs(1)	(22)	(94)	(116)	(49)	(259)	(308)
Recoveries	7	35	42	13	113	126
Net charge-offs	(15)	(59)	(74)	(36)	(146)	(182)
Provision expense (benefit) for loans and leases(2)	58	32	90	146	157	303
Allowance for loan and lease losses, end of period	1,030	950	1,980	1,030	950	1,980
Allowance for unfunded lending commitments, beginning of period	166	17	183	153	23	176
Provision expense (benefit) for unfunded lending commitments	6	27	33	18	21	39
Allowance on PCD unfunded lending commitments at acquisition	—	—	—	1	—	1
Allowance for unfunded lending commitments, end of period	172	44	216	172	44	216
Total allowance for credit losses, end of period	$1,202	$994	$2,196	$1,202	$994	$2,196
(1) Excludes $33 million of charge-offs previously taken by Investors or recognized upon completion of the Investors acquisition under purchase accounting for the nine months ended September 30, 2022. The initial allowance for loan and lease losses on PCD assets included these amounts and, after charging these amounts off upon acquisition, the net impact for PCD assets was $101 million of additional allowance for loan and lease losses.
(2) Includes $169 million of initial provision expense related to non-PCD loans and leases acquired from HSBC and Investors for the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, net charge-offs of $182 million, the ACL on PCD loans and leases and unfunded lending commitments at acquisition of $102 million, and a credit provision of $342 million resulted in an increase of $262 million to the ACL.
Retail NCO ratio increased for the three months ended September 30, 2022 compared to the same period in 2021, reflecting the normalization of the credit cycle; however, the NCO ratio remains below pre-pandemic levels. Retail NCO ratio for the nine months ended September 30, 2022 remained relatively flat compared to the same period in 2021. Commercial NCO ratio remained stable for the three months ended September 30, 2022 and decreased for the nine months ended September 30, 2022 compared to the same periods in 2021, as credit performance remained strong.
Our ACL as of September 30, 2022 accounts for an economic forecast with 2022 real GDP growth of approximately 1.5% and an average unemployment rate of approximately 4%, and 2023 real GDP decline of approximately 0.5% and an average unemployment rate of approximately 6%. This forecast incorporates the increased risk of a shallow recession beginning in the fourth quarter of 2022 and persisting for three consecutive quarters.
To address economic uncertainty, the Company utilizes a qualitative allowance framework to reassess and adjust ACL reserve levels. Macroeconomic forecast risk, driven by uncertainty and volatility of key macroeconomic variables, is one of the primary factors influencing the Company’s qualitative reserve.
The Company’s September 2022 qualitative consideration for macroeconomic risk reflects the Federal Reserve’s aggressively tightening monetary policy and the contraction of fiscal policy. These conditions, weighed together with the impacts of Russia’s invasion of Ukraine on key global commodity prices, labor shortage-related wage increases and continuing supply-chain challenges contributing to surging inflation, may push the U.S. economy into a shallow recession and create volatility in key macroeconomic variables, including GDP and employment.
Citizens Financial Group, Inc. | 55

The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$953	$994	$1,947	$1,233	$1,210	$2,443
Charge-offs	(17)	(70)	(87)	(196)	(243)	(439)
Recoveries	3	40	43	37	122	159
Net charge-offs	(14)	(30)	(44)	(159)	(121)	(280)
Provision expense (benefit) for loans and leases	(72)	24	(48)	(207)	(101)	(308)
Allowance for loan and lease losses, end of period	867	988	1,855	867	988	1,855
Allowance for unfunded lending commitments, beginning of period	121	13	134	186	41	227
Provision expense (benefit) for unfunded lending commitments	9	6	15	(56)	(22)	(78)
Allowance for unfunded lending commitments, end of period	130	19	149	130	19	149
Total allowance for credit losses, end of period	$997	$1,007	$2,004	$997	$1,007	$2,004
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
Citizens Financial Group, Inc. | 56

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of September 30, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$6,375	$8,966	$2,479	$2,441	$1,587	$2,404	$23,840	$173	$48,265
Special Mention	55	206	134	139	71	123	321	—	1,049
Substandard	55	158	124	337	91	238	469	15	1,487
Doubtful	10	9	12	4	39	24	88	2	188
Total commercial and industrial	6,495	9,339	2,749	2,921	1,788	2,789	24,718	190	50,989
Commercial real estate
Pass	4,752	6,514	3,674	3,431	2,305	3,962	2,220	3	26,861
Special Mention	1	32	110	273	149	140	9	—	714
Substandard	132	1	—	192	216	530	23	—	1,094
Doubtful	—	1	9	—	—	2	—	—	12
Total commercial real estate	4,885	6,548	3,793	3,896	2,670	4,634	2,252	3	28,681
Leases
Pass	173	377	257	108	133	368	—	—	1,416
Special Mention	2	9	—	5	2	4	—	—	22
Substandard	—	—	3	3	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total leases	175	386	260	116	135	372	—	—	1,444
Total commercial
Pass	11,300	15,857	6,410	5,980	4,025	6,734	26,060	176	76,542
Special Mention	58	247	244	417	222	267	330	—	1,785
Substandard	187	159	127	532	307	768	492	15	2,587
Doubtful	10	10	21	4	39	26	88	2	200
Total commercial	$11,555	$16,273	$6,802	$6,933	$4,593	$7,795	$26,970	$193	$81,114
Citizens Financial Group, Inc. | 57

The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$10,218	$3,336	$3,599	$2,284	$1,426	$1,863	$19,406	$122	$42,254
Special Mention	47	71	155	114	41	64	316	1	809
Substandard	97	112	215	81	50	201	521	17	1,294
Doubtful	1	9	9	22	10	16	74	2	143
Total commercial and industrial	10,363	3,528	3,978	2,501	1,527	2,144	20,317	142	44,500
Commercial real estate
Pass	2,766	2,417	3,181	1,756	626	1,119	1,451	3	13,319
Special Mention	45	42	113	100	27	79	—	—	406
Substandard	27	—	88	267	78	59	9	—	528
Doubtful	1	9	—	—	—	1	—	—	11
Total commercial real estate	2,839	2,468	3,382	2,123	731	1,258	1,460	3	14,264
Leases
Pass	447	262	134	144	66	459	—	—	1,512
Special Mention	10	15	—	5	3	16	—	—	49
Substandard	1	16	5	2	—	—	—	—	24
Doubtful	—	—	—	—	—	1	—	—	1
Total leases	458	293	139	151	69	476	—	—	1,586
Total commercial
Pass	13,431	6,015	6,914	4,184	2,118	3,441	20,857	125	57,085
Special Mention	102	128	268	219	71	159	316	1	1,264
Substandard	125	128	308	350	128	260	530	17	1,846
Doubtful	2	18	9	22	10	18	74	2	155
Total commercial	$13,660	$6,289	$7,499	$4,775	$2,327	$3,878	$21,777	$145	$60,350
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
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of September 30, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,501	$4,470	$3,068	$1,142	$331	$2,878	$—	$—	$13,390
740-799	2,362	3,464	1,818	716	300	1,965	—	—	10,625
680-739	669	949	519	297	161	922	—	—	3,517
620-679	104	156	125	164	101	442	—	—	1,092
<620	8	62	77	166	145	438	—	—	896
No FICO available(1)	2	2	2	3	3	16	—	—	28
Total residential mortgages	4,646	9,103	5,609	2,488	1,041	6,661	—	—	29,548
Home equity
800+	2	3	2	5	6	111	4,866	287	5,282
740-799	3	4	2	5	6	108	4,282	286	4,696
680-739	1	1	2	7	13	123	2,106	236	2,489
620-679	—	1	1	9	16	99	498	159	783
<620	—	—	2	12	19	89	140	172	434
Total home equity	6	9	9	38	60	530	11,892	1,140	13,684
Automobile
800+	597	1,516	643	369	147	78	—	—	3,350
740-799	921	1,783	727	397	164	81	—	—	4,073
680-739	866	1,342	527	300	127	63	—	—	3,225
620-679	526	676	234	155	74	40	—	—	1,705
<620	141	303	133	116	65	41	—	—	799
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	3,054	5,620	2,264	1,337	577	303	—	—	13,155
Education
800+	474	1,714	1,582	719	426	1,131	—	—	6,046
740-799	665	1,456	1,209	517	284	647	—	—	4,778
680-739	333	454	375	182	108	300	—	—	1,752
620-679	44	74	60	37	29	106	—	—	350
<620	4	14	18	12	11	50	—	—	109
No FICO available(1)	12	—	—	1	—	46	—	—	59
Total education	1,532	3,712	3,244	1,468	858	2,280	—	—	13,094
Other retail
800+	149	151	116	64	32	33	460	—	1,005
740-799	194	192	155	86	40	31	932	1	1,631
680-739	155	148	129	65	27	18	948	4	1,494
620-679	97	82	64	23	10	6	427	4	713
<620	27	33	28	11	5	3	167	3	277
No FICO available(1)	42	1	3	—	—	—	378	1	425
Total other retail	664	607	495	249	114	91	3,312	13	5,545
Total retail
800+	2,723	7,854	5,411	2,299	942	4,231	5,326	287	29,073
740-799	4,145	6,899	3,911	1,721	794	2,832	5,214	287	25,803
680-739	2,024	2,894	1,552	851	436	1,426	3,054	240	12,477
620-679	771	989	484	388	230	693	925	163	4,643
<620	180	412	258	317	245	621	307	175	2,515
No FICO available(1)	59	3	5	4	3	62	378	1	515
Total retail	$9,902	$19,051	$11,621	$5,580	$2,650	$9,865	$15,204	$1,153	$75,026
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 59

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,431	$3,017	$1,230	$342	$672	$2,139	$—	$—	$9,831
740-799	4,015	1,876	746	246	360	1,086	—	—	8,329
680-739	1,116	572	335	152	172	585	—	—	2,932
620-679	111	130	161	93	107	276	—	—	878
<620	24	66	164	162	157	257	—	—	830
No FICO available(1)	3	8	1	—	—	10	—	—	22
Total residential mortgages	7,700	5,669	2,637	995	1,468	4,353	—	—	22,822
Home equity
800+	—	2	5	5	3	134	4,394	281	4,824
740-799	—	1	4	5	7	122	3,514	278	3,931
680-739	—	1	7	14	16	134	1,738	243	2,153
620-679	—	3	11	19	17	112	363	167	692
<620	—	2	16	23	20	87	91	176	415
Total home equity	—	9	43	66	63	589	10,100	1,145	12,015
Automobile
800+	1,887	829	538	244	148	57	—	—	3,703
740-799	2,418	1,051	615	288	156	58	—	—	4,586
680-739	1,968	827	500	234	123	48	—	—	3,700
620-679	1,029	378	257	131	72	32	—	—	1,899
<620	164	142	155	103	62	32	—	—	658
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	7,469	3,227	2,065	1,000	561	227	—	—	14,549
Education
800+	1,361	1,771	840	514	470	880	—	—	5,836
740-799	1,555	1,577	672	371	275	514	—	—	4,964
680-739	512	474	229	140	107	262	—	—	1,724
620-679	50	66	45	34	28	99	—	—	322
<620	5	11	12	12	10	45	—	—	95
No FICO available(1)	4	—	—	—	—	52	—	—	56
Total education	3,487	3,899	1,798	1,071	890	1,852	—	—	12,997
Other retail
800+	233	214	122	65	30	29	386	—	1,079
740-799	323	296	173	84	38	26	764	2	1,706
680-739	246	240	122	56	23	12	709	5	1,413
620-679	149	119	43	19	7	4	299	5	645
<620	32	37	17	10	3	2	100	6	207
No FICO available(1)	44	5	—	—	—	—	330	1	380
Total other retail	1,027	911	477	234	101	73	2,588	19	5,430
Total retail
800+	5,912	5,833	2,735	1,170	1,323	3,239	4,780	281	25,273
740-799	8,311	4,801	2,210	994	836	1,806	4,278	280	23,516
680-739	3,842	2,114	1,193	596	441	1,041	2,447	248	11,922
620-679	1,339	696	517	296	231	523	662	172	4,436
<620	225	258	364	310	252	423	191	182	2,205
No FICO available(1)	54	13	1	—	—	62	330	1	461
Total retail	$19,683	$13,715	$7,020	$3,366	$3,083	$7,094	$12,688	$1,164	$67,813
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 60

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases:

	September 30, 2022
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$50,637	$71	$34	$13	$234	$50,989	$52
Commercial real estate	28,483	136	23	2	37	28,681	3
Leases	1,443	1	—	—	—	1,444	—
Total commercial	80,563	208	57	15	271	81,114	55
Residential mortgages(1)	28,779	66	42	425	236	29,548	199
Home equity	13,393	41	15	—	235	13,684	190
Automobile	12,934	131	38	—	52	13,155	9
Education	13,006	32	19	4	33	13,094	3
Other retail	5,436	39	27	18	25	5,545	1
Total retail	73,548	309	141	447	581	75,026	402
Total	$154,111	$517	$198	$462	$852	$156,140	$457

	December 31, 2021
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,247	$47	$26	$9	$171	$44,500	$36
Commercial real estate	14,247	6	—	—	11	14,264	1
Leases	1,570	14	1	—	1	1,586	—
Total commercial	60,064	67	27	9	183	60,350	37
Residential mortgages(1)	21,918	102	52	549	201	22,822	137
Home equity	11,745	38	12	—	220	12,015	186
Automobile	14,324	131	39	—	55	14,549	22
Education	12,926	34	13	1	23	12,997	2
Other retail	5,331	40	23	16	20	5,430	2
Total retail	66,244	345	139	566	519	67,813	349
Total	$126,308	$412	$166	$575	$702	$128,163	$386
(1) 90+ days past due and accruing includes $425 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2022 and December 31, 2021, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying a loan or lease as nonaccrual.
At September 30, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $537 million and $542 million, respectively. At September 30, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $18 million and $103 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in process was $219 million and $142 million as of September 30, 2022 and December 31, 2021, respectively.
Citizens Financial Group, Inc. | 61

Troubled Debt Restructurings
The following tables summarize loans modified during the three and nine months ended September 30, 2022 and 2021. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		Three Months Ended September 30, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	6	$—	$2	$46	$48
Total commercial	6	—	2	46	48
Residential mortgages	185	6	21	13	40
Home equity	68	2	—	2	4
Automobile	135	—	—	1	1
Education	245	—	—	8	8
Other retail	590	2	—	—	2
Total retail	1,223	10	21	24	55
Total	1,229	$10	$23	$70	$103

		Three Months Ended September 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	7	$—	$38	$10	$48
Total commercial	7	—	38	10	48
Residential mortgages	101	2	7	7	16
Home equity	69	—	1	3	4
Automobile	224	—	—	1	1
Education	226	—	—	8	8
Other retail	549	3	—	1	4
Total retail	1,169	5	8	20	33
Total	1,176	$5	$46	$30	$81
Citizens Financial Group, Inc. | 62

		Nine Months Ended September 30, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	25	$—	$26	$80	$106
Total commercial	25	—	26	80	106
Residential mortgages	1,656	44	74	248	366
Home equity	318	4	1	16	21
Automobile	447	1	—	3	4
Education	481	—	—	19	19
Other retail	1,678	7	—	1	8
Total retail	4,580	56	75	287	418
Total	4,605	$56	$101	$367	$524

		Nine Months Ended September 30, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	29	$—	$44	$64	$108
Total commercial	29	—	44	64	108
Residential mortgages	814	14	133	54	201
Home equity	318	3	9	10	22
Automobile	1,272	1	—	14	15
Education	638	—	—	21	21
Other retail	1,764	7	—	2	9
Total retail	4,806	25	142	101	268
Total	4,835	$25	$186	$165	$376
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
Modified TDRs resulted in charge-offs of $1 million for the three months ended September 30, 2021, and $2 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively.
Unfunded commitments related to TDRs were $117 million and $56 million at September 30, 2022 and December 31, 2021, respectively.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Commercial TDRs	$—	$—	$—	$23
Retail TDRs(1)	28	37	224	66
Total	$28	$37	$224	$89
(1) Includes $18 million and $34 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three months ended September 30, 2022 and 2021, respectively, and $174 million and $37 million for the nine months ended September 30, 2022 and 2021, respectively.
Citizens Financial Group, Inc. | 63

Concentrations of Credit Risk
Most of the Company’s lending activity is with customers located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2022 and December 31, 2021, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and facts surrounding the transaction.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cash proceeds from residential mortgage loans sold with servicing retained	$3,518	$9,024	$14,676	$28,601
Repurchased residential mortgages(1)	—	114	87	1,283
Gain on sales(2)	21	96	74	321
Contractually specified servicing, late and other ancillary fees(2)	75	63	213	181
(1) Includes government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $96.4 billion and $90.2 billion at September 30, 2022 and December 31, 2021, respectively. The Company manages an active hedging strategy to manage the risk associated with changes in the value of the MSR portfolio, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Fair value as of beginning of the period	$1,411	$902	$1,029	$658
Amounts capitalized	70	109	244	318
Servicing rights acquired	—	—	16	—
Changes in unpaid principal balance during the period(1)	(31)	(54)	(102)	(159)
Changes in fair value during the period(2)	74	21	337	161
Fair value at end of the period	$1,524	$978	$1,524	$978
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
Citizens Financial Group, Inc. | 64

The sensitivity analysis below presents the impact of an immediate 10% and 20% adverse change in key economic assumptions to the current fair value of MSRs. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in the discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is largely dependent upon movements in market interest rates.

(dollars in millions)	September 30, 2022	December 31, 2021
Fair value	$1,524	$1,029
Weighted average life (years)	9.2	6.4
Weighted average constant prepayment rate	6.8%	10.7%
Decline in fair value from 10% adverse change	$34	$45
Decline in fair value from 20% adverse change	$66	$87
Weighted average option adjusted spread	627 bps	596 bps
Decline in fair value from 10% adverse change	$42	$25
Decline in fair value from 20% adverse change	$85	$50
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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	September 30, 2022	December 31, 2021
Education	$621	$761
Commercial and industrial(1)	604	80
Leases(2)	354	—
(1) Includes $92 million of government guaranteed SBA loans sold to outside investors with servicing retained and $512 million of loans acquired in the Investors acquisition that were sold and are subject to a temporary service agreement set to expire in the fourth quarter of 2022.
(2) Represents leases acquired in the Investors acquisition that were sold and are subject to a temporary service agreement set to expire in the fourth quarter of 2022.
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
Citizens Financial Group, Inc. | 65

Changes in the carrying value of goodwill for the nine months ended September 30, 2022 are presented below.

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2021	$2,258	$4,858	$7,116
Business acquisitions	339	705	1,044
Balance at September 30, 2022	$2,597	$5,563	$8,160
Goodwill increased during the nine months ended September 30, 2022 primarily as a result of the Investors and DH Capital acquisitions and the HSBC transaction. Goodwill for the Investors acquisition was allocated between the Consumer and Commercial segments, and goodwill for the DH Capital acquisition was allocated to the Commercial segment. Both allocations are preliminary and subject to change. Goodwill for the HSBC transaction was allocated to the Consumer segment and is considered final. For additional information regarding the Investors and DH Capital acquisitions and the HSBC transaction see Note 2.
A summary of the carrying value of intangible assets is presented below.

		September 30, 2022			December 31, 2021
(in millions)	Amortizable Lives (years)	Gross(1)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core deposits	10	$144	$14	$130	$—	$—	$—
Acquired technology	5 - 7	21	17	4	21	11	10
Acquired relationships	2 - 15	53	19	34	53	14	39
Naming rights	5 - 10	31	6	25	10	3	7
Other	2 - 7	12	6	6	13	5	8
Total		$261	$62	$199	$97	$33	$64
(1) Includes $97 million and $47 million of core deposits from the Investors acquisition and the HSBC transaction, respectively, and $22 million of naming rights from the Investors acquisition.
Intangible assets from the HSBC transaction and Investors acquisition, consisting of core deposits and naming rights, are the primary driver of the increase in intangible assets during the nine months ended September 30, 2022.
As of September 30, 2022, all of the Company’s intangible assets are being amortized. Amortization expense recognized on intangible assets was $12 million and $29 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2021, respectively. The Company’s projection of amortization expense is based on balances as of September 30, 2022, including estimated amounts related to the Investors and DH Capital acquisitions. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the remainder of 2022 and the next five years is as follows:

(in millions)	Total
2022	$12
2023	40
2024	34
2025	31
2026	26
2027	21
Citizens Financial Group, Inc. | 66

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
A summary of these investments is presented below:

(in millions)	September 30, 2022	December 31, 2021
Lending to special purpose entities included in loans and leases	$3,647	$2,646
LIHTC investment included in other assets	2,148	1,978
LIHTC unfunded commitments included in other liabilities	985	927
Asset-backed investments included in HTM securities	614	737
Renewable energy investments included in other assets	390	429
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of September 30, 2022 and December 31, 2021, the lending facilities had aggregate unpaid principal balances of $3.6 billion and $2.6 billion, respectively, and undrawn commitments to extend credit of $2.4 billion and $1.9 billion, respectively. For more information on commitments to extend credit see Note 13.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
The following table presents information related to the Company’s affordable housing tax credit investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Tax credits included in income tax expense	$59	$48	$180	$150
Other tax benefits included in income tax expense	15	11	46	36
Total tax benefits included in income tax expense	74	59	226	186
Less: Amortization included in income tax expense	61	50	190	156
Net benefit from affordable housing tax credit investments included in income tax expense	$13	$9	$36	$30
No LIHTC investment impairment losses were recognized during the three and nine months ended September 30, 2022 and 2021.
NOTE 9 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $263 million and $74 million as of September 30, 2022 and December 31, 2021, respectively.
Citizens Financial Group, Inc. | 67

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(in millions)	September 30, 2022	December 31, 2021
Parent Company:
4.150% fixed-rate subordinated debt, due September 2022	$—	$168
3.750% fixed-rate subordinated debt, due July 2024	90	90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	745	745
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
2.638% fixed-rate subordinated debt, due September 2032	555	550
5.641% fixed-rate reset subordinated debt, due May 2037	398	—
CBNA’s Global Note Program:
3.250% senior unsecured notes, due February 2022	—	700
0.845% floating-rate senior unsecured notes, due February 2022(1)	—	300
1.318% floating-rate senior unsecured notes, due May 2022(1)	—	250
2.650% senior unsecured notes, due May 2022	—	503
3.700% senior unsecured notes, due March 2023	496	512
4.592% floating-rate senior unsecured notes, due March 2023(1)	250	250
2.250% senior unsecured notes, due April 2025	747	746
4.119% fixed/floating-rate senior unsecured notes, due May 2025	648	—
3.750% senior unsecured notes, due February 2026	474	524
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 3.099% weighted average rate, due through 2041	9,519	19
Other	20	29
Total long-term borrowed funds	$16,286	$6,932
(1) Rate disclosed reflects the floating rate as of September 30, 2022, or final floating rate as applicable.
The Parent Company’s long-term borrowed funds as of September 30, 2022 and December 31, 2021 include principal balances of $3.4 billion and $3.2 billion, respectively, and unamortized deferred issuance costs and/or discounts of $77 million and $80 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of September 30, 2022 and December 31, 2021 include principal balances of $13.0 billion and $3.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $8 million and $7 million, respectively, and hedging basis adjustments of ($29) million and $42 million, respectively. See Note 10 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $17.4 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively. The Company’s available FHLB borrowing capacity was $9.7 billion and $15.9 billion at September 30, 2022 and December 31, 2021, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2022, the Company’s unused secured borrowing capacity was approximately $62.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 68

The following table presents a summary of maturities for the Company’s long-term borrowed funds at September 30, 2022:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2022	$—	$2	$2
2023	—	7,000	7,000
2024	106	3,251	3,357
2025	469	1,409	1,878
2026	498	474	972
2027 and thereafter	2,260	817	3,077
Total	$3,333	$12,953	$16,286
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	September 30, 2022			December 31, 2021
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$39,687	$14	$131	$23,450	$12	$2
Derivatives not designated as hedging instruments:
Interest rate contracts	190,631	371	1,699	142,987	680	174
Foreign exchange contracts	28,509	907	879	21,336	263	231
Commodities contracts	1,024	1,382	1,380	514	508	505
TBA contracts	4,381	95	23	7,776	8	8
Other contracts	1,627	2	35	3,555	38	2
Total derivatives not designated as hedging instruments		2,757	4,016		1,497	920
Gross derivative fair values		2,771	4,147		1,509	922
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(775)	(775)		(235)	(235)
Less: Cash collateral applied(1)		(644)	(1,145)		(58)	(490)
Total net derivative fair values presented in the Consolidated Balance Sheets		$1,352	$2,227		$1,216	$197
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions as well as collateral paid and received.

Citizens Financial Group, Inc. | 69

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer and residential loan. Certain derivative transactions within these sub-groups are designated as fair value or cash flow hedges, as described below:
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. The Company formally documents all hedging relationships at inception, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship and the Company monitors each relationship to ensure that management’s initial intent continues to be satisfied. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and subsequently reflects changes in the fair value of the derivative in earnings after termination of the hedge relationship.
Fair Value Hedges
As of September 30, 2022, Citizens has outstanding interest rate swap agreements utilized to manage the interest rate exposure on its long-term borrowings and loans held for sale. Certain fair value hedges were designated as a last-of-layer hedge during the nine months ended September 30, 2022, but are no longer active as of September 30, 2022. These hedges afforded the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item.
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($19)	($13)	($71)	($51)	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	19	13	70	50	Interest expense - long-term borrowed funds
Interest rate swaps hedging loans held for sale	18	—	15	—	Interest and fees on loans and leases
Hedged loans held for sale attributable to the risk being hedged	(19)	—	(15)	—	Interest and fees on loans and leases
Interest rate swaps hedging debt securities available for sale	—	7	29	39	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	—	(7)	(29)	(39)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2022			December 31, 2021
(in millions)	Debt securities available for sale	Long-term borrowed funds	Loans and leases held for sale	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$—	$—	$484	$6,042	$—
Carrying amount of hedged liabilities	—	970	—	—	2,239
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	—	(29)	(15)	29	42
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $6.0 billion as of December 31, 2021) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019 and was terminated in the first quarter of 2022.
Citizens Financial Group, Inc. | 70

Cash Flow Hedges
Citizens has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. During the next 12 months, there are $624 million in pre-tax net losses on derivative instruments included in OCI expected to be reclassified to net interest income in the Consolidated Statements of Operations. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2022.
During the three months ended September 30, 2022 the Company entered into zero-cost collar instruments with a notional amount of $1.5 billion comprised of purchasing an interest rate floor and selling an interest rate cap. These instruments expose Citizens to the variability in cash flows within the option strike rates and were structured so that the premium paid on the floor is equal and offsetting to the premium received on the cap. The net amount paid is excluded from the assessment of hedge effectiveness and will be amortized over the life of the instruments.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($996)	($15)	($1,901)	$19
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	(48)	46	1	141
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	2	(13)	(4)	(37)
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
Citizens Financial Group, Inc. | 71

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(in millions)	2022	2021	2022	2021
Economic hedge type:
Customer interest rate contracts	($840)	($10)	($2,015)	($225)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	852	17	2,073	244	Foreign exchange and derivative products
Customer foreign exchange contracts	(174)	(61)	(297)	(158)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	271	95	520	234	Foreign exchange and derivative products
Customer commodity contracts	(71)	468	1,453	881	Foreign exchange and derivative products
Derivatives hedging commodity price risk	77	(465)	(1,436)	(874)	Foreign exchange and derivative products
Residential loan commitments	(66)	(13)	(289)	(184)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	105	4	502	138	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(68)	(20)	(310)	(149)	Mortgage banking fees
Total	$86	$15	$201	($93)
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2021	($38)	$78	($421)	($381)
Other comprehensive income (loss) before reclassifications	(11)	(109)	—	(120)
Amounts reclassified to the Consolidated Statements of Operations	(25)	(2)	20	(7)
Net other comprehensive income (loss)	(36)	(111)	20	(127)
Balance at September 30, 2021	($74)	($33)	($401)	($508)
Balance at July 1, 2022	($862)	($2,016)	($340)	($3,218)
Other comprehensive income (loss) before reclassifications	(738)	(903)	—	(1,641)
Amounts reclassified to the Consolidated Statements of Operations	34	—	2	36
Net other comprehensive income (loss)	(704)	(903)	2	(1,605)
Balance at September 30, 2022	($1,566)	($2,919)	($338)	($4,823)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
Citizens Financial Group, Inc. | 72

	As of and for the Nine Months Ended September 30,
(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	14	(406)	—	(392)
Amounts reclassified to the Consolidated Statements of Operations	(77)	(7)	28	(56)
Net other comprehensive income (loss)	(63)	(413)	28	(448)
Balance at September 30, 2021	($74)	($33)	($401)	($508)
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(1,407)	(2,759)	—	(4,166)
Amounts reclassified to the Consolidated Statements of Operations	2	(4)	10	8
Net other comprehensive income (loss)	(1,405)	(2,763)	10	(4,158)
Balance at September 30, 2022	($1,566)	($2,919)	($338)	($4,823)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
NOTE 12 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2022			December 31, 2021
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2021 Form 10-K.
Dividends

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$209	$209	$0.39	$167	$167
Preferred stock
Series A	$—	$—	$—	$—	$—	$3
Series B	—	—	9	—	—	9
Series C	15.93	5	5	15.94	5	5
Series D	15.88	5	5	15.88	5	4
Series E	12.50	6	6	12.50	6	6
Series F	14.13	6	6	14.13	6	6
Series G	10.00	3	3	12.78	4	—
Total preferred stock		$25	$34		$26	$33
Citizens Financial Group, Inc. | 73

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.20	$569	$569	$1.17	$502	$502
Preferred stock
Series A	$—	$—	$—	$20.99	$5	$8
Series B	30.00	9	18	30.00	9	18
Series C	47.81	15	15	47.81	15	15
Series D	47.63	14	14	47.63	14	13
Series E	37.50	17	17	37.50	17	17
Series F	42.38	17	17	42.38	17	17
Series G	30.00	9	9	12.78	4	—
Total preferred stock		$81	$90		$81	$88
Treasury Stock
During the nine months ended September 30, 2022, the Company repurchased $2 million, or 77,543 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2021 Form 10-K.

(in millions)	September 30, 2022	December 31, 2021
Commitments to extend credit	$95,206	$84,206
Letters of credit	2,147	1,998
Risk participation agreements	3	39
Loans sold with recourse	230	82
Marketing rights	23	26
Total	$97,609	$86,351
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
Citizens Financial Group, Inc. | 74

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2022, the remaining terms on these RPAs ranged from less than one year to seven years.
Contingencies
The Company operates in a legal and regulatory environment that exposes it to potentially significant risks. A certain amount of litigation ordinarily results from the nature of the Company’s banking and other businesses. The Company is a party to legal proceedings, including class actions. The Company is also the subject of investigations, reviews, subpoenas, and regulatory matters arising out of its normal business operations which, in some instances, relate to concerns about fair lending, unfair and/or deceptive practices, and mortgage-related issues. In addition, the Company engages in discussions with relevant governmental and regulatory authorities on a regular and ongoing basis regarding various issues, and any issues discussed or identified may result in investigatory or other action being taken. Litigation and regulatory matters may result in settlements, damages, fines, penalties, public or private censure, increased costs, required remediation, restrictions on business activities, or other impacts on the Company.
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
Citizens Financial Group, Inc. | 75

Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	September 30, 2022			December 31, 2021
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$954	$986	($32)	$2,657	$2,591	$66
Commercial and industrial, and commercial real estate loans held for sale, at fair value	94	115	(21)	76	79	(3)
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
Citizens Financial Group, Inc. | 76

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$18,933	$—	$18,933	$—
Collateralized loan obligations	1,192	—	1,192	—
State and political subdivisions	3	—	3	—
U.S. Treasury and other	3,350	3,350	—	—
Total debt securities available for sale	23,478	3,350	20,128	—
Loans held for sale, at fair value:
Residential loans held for sale	954	—	954	—
Commercial loans held for sale	94	—	94	—
Total loans held for sale, at fair value	1,048	—	1,048	—
Mortgage servicing rights	1,524	—	—	1,524
Derivative assets:
Interest rate contracts	385	—	385	—
Foreign exchange contracts	907	—	907	—
Commodities contracts	1,382	—	1,382	—
TBA contracts	95	—	95	—
Other contracts	2	—	—	2
Total derivative assets	2,771	—	2,769	2
Equity securities, at fair value(1)	120	120	—	—
Total assets	$28,941	$3,470	$23,945	$1,526
Derivative liabilities:
Interest rate contracts	$1,830	$—	$1,830	$—
Foreign exchange contracts	879	—	879	—
Commodities contracts	1,380	—	1,380	—
TBA contracts	23	—	23	—
Other contracts	35	—	—	35
Total derivative liabilities	4,147	—	4,112	35
Total liabilities	$4,147	$—	$4,112	$35
(1) Excludes investments of $31 million that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These nonredeemable investments include capital contributions to private investment funds and have unfunded capital commitments of $31 million at September 30, 2022, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 77

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
Citizens Financial Group, Inc. | 78

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,411	$11	$1,029	$38
Issuances	70	20	244	84
Acquisitions(1)	—	—	16	—
Settlements(2)	(31)	2	(102)	134
Changes in fair value during the period recognized in earnings(3)	74	(66)	337	(289)
Ending balance	$1,524	($33)	$1,524	($33)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$902	$89	$658	$197
Issuances	109	81	318	323
Settlements(2)	(54)	(104)	(159)	(283)
Changes in fair value during the period recognized in earnings(3)	21	(13)	161	(184)
Ending balance	$978	$53	$978	$53
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

As of September 30, 2022
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.13-11.59% CPR (6.8% CPR)
		Option adjusted spread	398-1,058 bps (627 bps)
Other derivative contracts	Internal Model	Pull through rate	38.70-99.90% (84.73%)
		MSR value	10.82-148.00 bps (98.35 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2021 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Collateral-dependent loans	$—	($4)	($3)	($23)

Citizens Financial Group, Inc. | 79

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$555	$—	$555	$—	$645	$—	$645	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2022
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$10,071	$9,373	$—	$—	$9,457	$8,804	$614	$569
Other loans held for sale	914	909	—	—	—	—	914	909
Loans and leases	156,140	150,566	—	—	555	555	155,585	150,011
Other assets	1,113	1,113	—	—	1,098	1,098	15	15
Financial liabilities:
Deposits	178,566	178,417	—	—	178,566	178,417	—	—
Short-term borrowed funds	263	263	—	—	263	263	—	—
Long-term borrowed funds	16,286	15,786	—	—	16,286	15,786	—	—

	December 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,242	$2,289	$—	$—	$1,505	$1,557	$737	$732
Other loans held for sale	735	735	—	—	—	—	735	735
Loans and leases	128,163	128,156	—	—	645	645	127,518	127,511
Other assets	624	624	—	—	609	609	15	15
Financial liabilities:
Deposits	154,361	154,366	—	—	154,361	154,366	—	—
Short-term borrowed funds	74	74	—	—	74	74	—	—
Long-term borrowed funds	6,932	7,188	—	—	6,932	7,188	—	—
Citizens Financial Group, Inc. | 80

NOTE 15 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$74	$33	$1	$109	$82	$27	$—	$109
Card fees	59	11	—	70	57	8	—	65
Capital markets fees	—	76	—	76	—	69	—	69
Trust and investment services fees	61	—	—	61	61	—	—	61
Other banking fees	—	7	—	6	—	3	—	3
Total revenue from contracts with customers	$194	$127	$1	$322	$200	$107	$—	$307
Total revenue from other sources(1)	76	86	28	190	115	61	31	207
Total noninterest income	$270	$213	$29	$512	$315	$168	$31	$514

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$217	$94	$3	$314	$230	$78	$—	$308
Card fees	169	31	—	200	160	23	—	183
Capital markets fees	—	244	—	244	—	225	—	225
Trust and investment services fees	188	—	—	188	179	—	—	179
Other banking fees	—	14	1	15	—	7	—	7
Total revenue from contracts with customers	$574	$383	$4	$961	$569	$333	$—	$902
Total revenue from other sources(1)	233	264	46	543	380	183	76	639
Total noninterest income	$807	$647	$50	$1,504	$949	$516	$76	$1,541
(1) Includes bank-owned life insurance income of $22 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $64 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company recognized trailing commissions of $4 million for the three months ended September 30, 2022 and 2021 and $12 million for the nine months ended September 30, 2022 and 2021 related to ongoing commissions from previous investment sales.
NOTE 16 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Marketing	$54	$32	$119	$82
Deposit insurance	28	17	74	48
Other	83	75	235	178
Other operating expense	$165	$124	$428	$308
Citizens Financial Group, Inc. | 81

NOTE 17 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2022	2021	2022	2021
Numerator (basic and diluted):
Net income	$636	$530	$1,420	$1,789
Less: Preferred stock dividends	25	26	81	81
Net income available to common stockholders	$611	$504	$1,339	$1,708
Denominator:
Weighted-average common shares outstanding - basic	495,651,083	426,086,717	470,118,265	425,996,867
Dilutive common shares: share-based awards	1,826,418	1,754,247	1,840,045	1,683,018
Weighted-average common shares outstanding - diluted	497,477,501	427,840,964	471,958,310	427,679,885
Earnings per common share:
Basic	$1.23	$1.18	$2.85	$4.01
Diluted(1)	1.23	1.18	2.84	3.99
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 2,310,242 and 10,614 for the three months ended September 30, 2022 and 2021, respectively, and 903,782 and 4,238 for the nine months ended September 30, 2022 and 2021, respectively.
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

	As of and for the Three Months Ended September 30, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,085	$559	$21	$1,665
Noninterest income	270	213	29	512
Total revenue	1,355	772	50	2,177
Noninterest expense	863	325	53	1,241
Profit (loss) before provision (benefit) for credit losses	492	447	(3)	936
Provision (benefit) for credit losses	62	12	49	123
Income (loss) before income tax expense (benefit)	430	435	(52)	813
Income tax expense (benefit)	111	101	(35)	177
Net income (loss)	$319	$334	($17)	$636
Total average assets	$89,560	$80,067	$55,846	$225,473

	As of and for the Three Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$919	$428	($202)	$1,145
Noninterest income	315	168	31	514
Total revenue	1,234	596	(171)	1,659
Noninterest expense	749	226	36	1,011
Profit (loss) before provision (benefit) for credit losses	485	370	(207)	648
Provision (benefit) for credit losses	35	15	(83)	(33)
Income (loss) before income tax expense (benefit)	450	355	(124)	681
Income tax expense (benefit)	114	81	(44)	151
Net income (loss)	$336	$274	($80)	$530
Total average assets	$75,070	$56,702	$54,336	$186,108

Citizens Financial Group, Inc. | 82

	As of and for the Nine Months Ended September 30, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,937	$1,509	($129)	$4,317
Noninterest income	807	647	50	1,504
Total revenue	3,744	2,156	(79)	5,821
Noninterest expense	2,528	905	219	3,652
Profit (loss) before provision (benefit) for credit losses	1,216	1,251	(298)	2,169
Provision (benefit) for credit losses	150	34	158	342
Income (loss) before income tax expense (benefit)	1,066	1,217	(456)	1,827
Income tax expense (benefit)	273	271	(137)	407
Net income (loss)	$793	$946	($319)	$1,420
Total average assets	$85,375	$73,344	$53,003	$211,722

	As of and for the Nine Months Ended September 30, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,679	$1,268	($561)	$3,386
Noninterest income	949	516	76	1,541
Total revenue	3,628	1,784	(485)	4,927
Noninterest expense	2,250	679	91	3,020
Profit (loss) before provision (benefit) for credit losses	1,378	1,105	(576)	1,907
Provision (benefit) for credit losses	139	150	(675)	(386)
Income (loss) before income tax expense (benefit)	1,239	955	99	2,293
Income tax expense (benefit)	315	205	(16)	504
Net income (loss)	$924	$750	$115	$1,789
Total average assets	$75,317	$57,318	$51,756	$184,391
Citizens utilizes a FTP system to eliminate the effect of interest rate risk from the segments’ net interest income. This risk is centrally managed within the Treasury function and reported in Other non-segment operations. The FTP methodology provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The sum of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The offset to these FTP charges and credits is recorded in Other non-segment operations.
Effective January 1, 2022, the Company refined its FTP credit methodology for deposits provided by each business segment. The rationale for this FTP refinement is to better estimate the net interest income resulting from the strong growth in deposits caused by the COVID government stimulus. This resulted in lower net interest income, primarily in Consumer, offset by an increase in Other. Prior periods have not been restated.
There have been no other significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 26 in the Company’s 2021 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Market Risk” section of Part I, Item 2 is incorporated herein by reference.
Citizens Financial Group, Inc. | 83

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended September 30, 2022 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
July 1, 2022 - July 31, 2022	10,763	$23.90	—	$1,000,000,000
August 1, 2022 - August 31, 2022	3,671	$1.78	—	$1,000,000,000
September 1, 2022 - September 30, 2022	7,604	$2.69	—	$1,000,000,000
(1) Reflects shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards. The majority of shares repurchased during the months of August and September relate to the forfeiture of unvested restricted stock awards repurchased at par value of $0.01.
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
Citizens Financial Group, Inc. | 84

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 85

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2022.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 86