Form 10-K
period 2022-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2023-02-17
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates of the registrant was $17,591,222,864 (based on the June 30, 2022 closing price of Citizens Financial Group, Inc. common shares of $35.69 as reported on the New York Stock Exchange). There were 484,106,460 shares of the registrant’s common stock ($0.01 par value) outstanding on January 31, 2023.
Documents incorporated by reference
Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2023 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2022.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms we regularly use in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rates Committee
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
BHC	Bank Holding Company
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLO	Collateralized Loan Obligation
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DE&I	Diversity, Equity and Inclusion
DH Capital	DH Capital, LLC
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
ESPP	Employee Stock Purchase Program

Citizens Financial Group, Inc. | 2

EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Banking Regulators	Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
ICE	Intercontinental Exchange
Investors	Investors Bancorp, Inc. and its subsidiaries
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights

Citizens Financial Group, Inc. | 3

NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PD	Probability of Default
peers or peer regional banks	Comerica, Fifth Third, Huntington, KeyCorp, M&T, PNC, Regions, Truist and U.S. Bancorp
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities

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
    Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•Negative economic, business and political conditions, including as a result of the interest rate environment, supply chain disruptions, inflationary pressures and labor shortages, that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits;
•The rate of growth in the economy and employment levels, as well as general business and economic conditions, and changes in the competitive environment;
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including through the integration of Investors and the HSBC branches;
•The effects of geopolitical instability, including as a result of Russia’s invasion of Ukraine and the imposition of sanctions on Russia and other actions in response, on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
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
•Environmental risks, such as physical or transitional risks associated with climate change, and social and governance risks, that could adversely affect our reputation, operations, business, and customers;
•A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks; and
•Management’s ability to identify and manage these and other risks.

Citizens Financial Group, Inc. | 5

    In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.
    More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under Item 1A “Risk Factors”.
PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is headquartered in Providence, Rhode Island. We offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through more than 1,100 branches in 14 states and the District of Columbia and 123 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2022, we had total assets of $226.7 billion, total deposits of $180.7 billion and total stockholders’ equity of $23.7 billion.
We are a BHC incorporated under Delaware state law in 1984 and our primary federal regulator is the FRB. CBNA is our banking subsidiary, whose primary federal regulator is the OCC.
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
Consumer Banking Segment
Consumer Banking serves retail customers and small businesses with annual revenues of up to $25 million, with products and services that include deposit products, mortgage and home equity lending, credit cards, business loans, wealth management and investment services largely across our 14-state traditional banking footprint. We also offer auto, education and point-of-sale finance loans in addition to select digital deposit products nationwide.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 5,780 branch colleagues, approximately 1,100 branches, including 220 in-store locations, and approximately 3,400 ATMs. Our network includes approximately 1,250 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
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

Citizens Financial Group, Inc. | 6

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
Commercial Real Estate provides customized debt capital solutions for middle market operators, institutional developers, investors, and REITs. Commercial Real Estate provides financing for projects primarily in the multi-family, co-op, office, industrial, retail, healthcare and hospitality sectors.
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
The Treasury Solutions product group supports Commercial Banking and certain small business clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management, as well as commercial credit cards and trade finance.
Business Strategy
Our mission is to help our customers, colleagues and communities reach their potential, and our vision is to become a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement, and excellent capabilities. We strive to understand customer and client needs, so we can tailor advice and solutions to help make them more successful. Our business strategy is designed to maximize the full potential of our businesses, drive sustainable growth and enhance profitability. Our success rests on our ability to distinguish ourselves as follows:
Maintain a high-performing, customer-centric organization: We continually strive to enhance our “customer-first” culture by emphasizing the “voice of the customer” to deliver the best possible banking experience. In addition, we are taking talent management to the next level, with a goal of attracting, developing and retaining great people, while ensuring strong leadership, teamwork, and a sense of empowerment, accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: Our focus is on select customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers, and small businesses customers nationally. In Commercial Banking, we focus on serving customers in the middle market, mid-corporate, and select industry verticals. By developing differentiated and targeted value propositions, building our fee-based businesses and developing innovative solutions, we believe we can attract new customers, deepen relationships with existing customers and deliver an enhanced customer experience. We are integrating recent transactions in the NYC Metro market area and are improving the productivity of those acquired branches and deepening relationships with those customers.

Citizens Financial Group, Inc. | 7

Build excellent capabilities designed to help us stand out from competitors: We strive to deliver seamless, multi-channel experiences that allow customers to interact with us when, where and how they choose. We are enhancing capabilities in key areas including consumer lending, wealth, capital markets and payments. We are on a multi-year digital transformation journey across our Consumer and Commercial organizations to digitize end-to-end customer experiences and transform our marketing to drive consumer-direct acquisition in order to satisfy rapidly changing customer preferences. We are accelerating the use of advanced data analytics and artificial intelligence for personalization and to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and business customers throughout their lifecycles.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in subsequent years. These programs are designed to transform how we operate and to improve the effectiveness, efficiency, and competitiveness of our franchise. Our TOP 7 program was completed in 2022, and we are launching a TOP 8 program to allow us to continue to self-fund investments.
Prudently grow and optimize our balance sheet: We operate with a strong balance sheet with regard to capital and liquidity, coupled with a well-defined and prudent risk appetite. We continue to focus on thoughtfully growing our balance sheet by actively managing capital and resource allocations towards relationships-oriented growth to generate attractive risk-adjusted returns. Our goal is to be good stewards of our resources and continue to rigorously evaluate our execution.
Modernize our technology and operational models to improve delivery, organizational agility and speed to market: We are continuing to modernize our technology environment by strengthening our infrastructure and migrating applications to the cloud. We have deployed and scaled an agile operating model to improve our speed-to-market, deliver innovative products and services and strengthen collaboration across teams. We will also continue to actively incubate new innovative ideas and harness external innovation through FinTech partnerships to help deliver differentiated value-added experiences for our customers.
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
Competition
The financial services industry is highly competitive. Our branch footprint is predominantly in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve national markets. Within these markets we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of products, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.
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

Citizens Financial Group, Inc. | 8

In Commercial Banking, there is competition for quality loan originations from traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies, other non-bank lenders, and institutional investors including collateralized loan obligation managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Human Capital Management
We believe that our long-term success depends on our ability to attract, develop, and retain a high-performing workforce. Our goal is to create an environment where colleagues can thrive personally and professionally and can maximize their potential. As of December 31, 2022, Citizens and its subsidiaries had 18,889 full-time equivalent employees, primarily across New England and the Mid-Atlantic. Our Board of Directors and the Compensation and Human Resources Committee are responsible for overseeing our human capital management strategy, with senior management providing regular updates to facilitate that oversight.
Leadership, Talent Development, and Talent Acquisition and Mobility
Our leaders are the catalysts to achieve the culture we want to foster. During 2022, we conducted a detailed assessment of the current state of our culture and leadership to inform future areas of focus. As we continue to prepare colleagues for the future, we are building capabilities by upskilling and reskilling colleagues to support new ways of working and operating models. We offer programs that include technical and skills-based programs as well as resources aligned with our leadership competencies. To deepen critical skills, we have expanded our learning academies focusing on Innovation, Agile, Next Gen Tech, Banking and Credit, and Data & Analytics. Through our development programs, we aim to equip colleagues with the skills necessary to excel in their current roles and to build competencies that will enable them to be highly valuable contributors in the future. Our culture is one of continuous learning, which we believe is crucial for colleagues to thrive as part of our organization and to feel a sense of accomplishment and purpose.
We continue to expand recruiting efforts across the different levels of the organization, with the goal of building a strong pipeline of future leaders. This includes strengthening opportunities for internal mobility within Citizens through rotational programs and our academies, as well as external partnerships to support our ability to hire critical talent in areas such as technology, digital, cyber, marketing and data.
Employee Engagement
As part of our ongoing efforts to develop a high performing workforce and make Citizens a great place to work and build a career, we have used McKinsey & Company’s Organizational Health Index (“OHI”) since our 2014 initial public offering to understand colleagues’ viewpoints about Citizens on a range of topics. OHI results are used to refine our focus, address gaps, and strengthen efforts to improve our organizational effectiveness and colleague experience. Since our inaugural survey, our overall OHI score has increased nearly 20 points to 77 in 2022 and is now within the first quartile of McKinsey’s global benchmarks. The results of our OHI surveys have been instrumental in helping management prioritize areas of change that are most important to colleagues. In 2023, we are transitioning to a new listening platform, which will include a colleague survey tool aimed at providing additional insights as we continue to evolve our strategy and culture.
Diversity, Equity and Inclusion
We foster a culture where all stakeholders feel respected, valued, and heard. Our DE&I strategy is focused on creating an environment of inclusion and belonging, building a more diverse workforce and evaluating the effectiveness of our initiatives.
We are committed to increasing the representation of women and people of color, particularly in leadership roles. To that end, we have continued to develop strong partnerships with business and community organizations to help identify qualified diverse candidates for roles within every segment of our organization. In addition, through our diverse hiring commitment, we aim to have at least 50% of candidates interviewed for mid-to-senior openings be women or people of color. Internal diversity scorecards are used to measure our progress across multiple DE&I metrics. As of December 31, 2022, approximately 58% of our colleagues were women and approximately 32% were people of color. In addition, approximately 31% of the members of our Board of Directors are women and approximately 15% are people of color. More detail regarding our workforce demographics can be found on our website and in our Corporate Responsibility Report.

Citizens Financial Group, Inc. | 9

Development programs are designed to build a strong pipeline of diverse emerging talent internally. Development efforts have been effective in increasing the number of women and people of color considered “ready now” succession candidates. We also partner with external organizations to offer additional resources for reskilling and upskilling diverse colleagues. We also offer education programs focused on embedding inclusive behaviors in our culture to all colleagues. We require all colleagues to attend inclusion training and there is additional targeted inclusion training specifically for colleagues in manager roles.
We use various resources to understand what drives a sense of inclusion and belonging and to identify what actions will be effective in attracting and retaining diverse colleagues. Analytics are used to help prioritize initiatives, including answers to OHI survey items, which we segment by various colleague populations to provide additional insights. In addition, we have seven business resource groups (“BRGs”), which are an extension of the business and are integral to identifying and formulating solutions to DE&I issues that are most important to customers, colleagues, and the community. Citizens BRGs include Citizens WIN (Women’s Impact Network), Citizens Elev8 (Rising Professionals), Prism (Multicultural), Citizens Pride (LGBTQ+), Citizens Veterans, and Citizens Awake (Disability Awareness). In 2023, we launched an additional BRG, Caring for Citizens (Caregivers). Each BRG is sponsored by a member of the executive team and, as of December 31, 2022, approximately 3,200 colleagues belonged to at least one BRG.
Health, Well-Being, and Workplace Flexibility
We prioritize the health and well-being of our colleagues and their loved ones. Our benefit programs are designed to support colleagues’ physical, mental, and financial well-being and we have added several resources in recent years, including additional mental and emotional health resources and emergency back-up child and adult care. We also recently enhanced our Parental Leave Policy to six weeks of paid time off for all permanent colleagues who become parents; birth mothers are eligible for an additional 10 weeks, for a total of 16 weeks. We added an ESG fund to our 401(k) plan investment options and there were no increases to colleague premiums, co-pays or deductibles for medical, dental, and vision coverage for 2023 in recognition of the impact of inflation on colleagues.
We implemented a return to office strategy which incorporates flexibility for colleagues. As part of that strategy, non-branch roles have been assigned to various categories including fully remote, hybrid, or fully in the office, based on the responsibilities of each role. This approach has allowed us to balance colleague flexibility with in-person collaboration, which we believe is key to maintaining our Company values and culture.
Fair and Equitable Compensation
We strive to compensate our colleagues fairly based on market data, experience, and performance, and we compare our compensation to other companies in our peer group as well as others in the financial services industry.
Part of our commitment to building and fostering a diverse, inclusive, high-performing culture includes ensuring our compensation and benefits are fair and competitive for all colleagues. We engage an independent third-party expert firm to conduct an annual pay equity analysis, accounting for factors that appropriately explain differences in pay such as performance and experience. Additional information about this analysis, including our most recent results, can be found on our website and in our Corporate Responsibility Report.
Environmental, Social and Governance
Investors have begun to consider how corporations are addressing ESG matters when making investment decisions. Specifically, certain investors are beginning to incorporate the business risks of climate change and the adequacy of a company’s response to climate change as part of their investment strategy.
In 2021, we announced targets to reduce our Scope 1 and 2 greenhouse gas emissions 30% by 2025 and 50% by 2035, based on our 2016 baseline. These reductions align with the recommendations of the Paris Agreement, which aims to limit average global temperature increase to well below 2 degrees Celsius compared to pre-industrial levels.

Citizens Financial Group, Inc. | 10

In 2022, we published our fifth annual Corporate Responsibility Report and completed the CDP’s Climate Change Questionnaire for the seventh time. We also issued our inaugural Task Force on Climate-related Financial Disclosures (“TCFD”) report and expanded our climate commitment by:
•joining the Partnership for Carbon Accounting Financials (“PCAF”), a collaboration among worldwide financial institutions working to develop and implement a harmonized approach to assess and disclose greenhouse gas (“GHG”) emissions associated with loans and investments;
•participating in the Risk Management Association Climate Risk Consortium, a financial industry group dedicated to advancing best practices in climate risk management; and
•entering into a virtual power purchase agreement with Ørsted, supporting the construction of the Sunflower Wind Project in Kansas, which will offset 100% of our power consumption across our entire operational footprint with renewable energy credits.
For more details regarding ESG and other corporate responsibility matters, go to our website.
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
Overview
We are a BHC under the Bank Holding Company Act. We have elected to be treated as a FHC under amendments to the Bank Holding Company Act as effected by GLBA. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization. The OCC serves as the primary regulator for CBNA and the SEC serves as the primary regulator of our broker-dealer and investment advisory subsidiaries, with each supervisory agency directly regulating the activities of those subsidiaries, and the FRB exercising a supervisory role.
The federal banking regulators have authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. These banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Federal law governs the activities in which CBNA engages, including the investments it makes and the aggregate amount of available credit that it may grant to one borrower. Various consumer and compliance laws and regulations also affect its operations. The actions the FRB takes to implement monetary policy also affect us.

Citizens Financial Group, Inc. | 11

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
Tailoring of Prudential Requirements
The FRB and the other federal banking regulators have enacted rules that tailor the application of the enhanced prudential standards to BHCs and depository institutions to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 amendments to the Dodd-Frank Act (“Tailoring Rules”). Under the Tailoring Rules, we are subject to “Category IV standards,” which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.
    We discuss other elements of the Tailoring Rules where relevant below. The liquidity requirements are described below under “—Liquidity Requirements,” and the stress testing requirements are described below under “—Capital Planning and Stress Testing Requirements.”
    Bank and Financial Holding Company Regulation
As a FHC, we may engage in a broader range of activities than a BHC that is not also a FHC. These activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in coordination with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. In addition, a FHC may commence new permissible financial activities or acquire non-bank financial companies engaged in such activities, in either case, with after-the-fact notice to the FRB.
To maintain our FHC status, a BHC (and all of its depository institution subsidiaries), must remain “well capitalized” and “well managed,” as described below under “Federal Deposit Insurance Act”. If a BHC fails to meet these regulatory standards, the FRB could place limitations on its ability to conduct the broader financial activities permissible for FHCs or impose limitations or conditions on the conduct or activities of the BHC or its affiliates. If the deficiencies persisted, the FRB could order the BHC to divest any subsidiary bank or to cease engaging in any activities permissible for FHCs that are not permissible for BHCs, or the BHC could elect to conform its non-banking activities to those permissible for a BHC that is not also a FHC. In addition, the CRA requires U.S. banks to help serve the needs of their communities. If a depository institution subsidiary of a BHC were to receive a CRA rating of less than “satisfactory”, the BHC would be prohibited from engaging in certain activities or acquisitions (see “Community Reinvestment Act” below).
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or BHCs. As noted above, FRB approval is generally not required for us to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior regulatory approval is required, however, before we may acquire or control more than 5% of any class of voting shares or substantially all of the assets of a BHC (including a FHC) or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including the competitive effects of the transaction in the relevant geographic markets; the financial and managerial resources and future prospects of companies involved in the transaction; the effect of the transaction on the financial stability of the U.S. banking or financial system; the companies’ compliance with anti-money laundering laws and regulations; the convenience and needs to the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction.
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

Citizens Financial Group, Inc. | 12

We calculate RWA using the standardized approach and have made the one-time election to opt-out of recognizing in regulatory capital the impacts of net unrealized gains and losses included within AOCI for debt securities that are available for sale or held to maturity, accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets.
On January 1, 2020, we adopted the CECL accounting standard. In reaction to the COVID disruption, on September 30, 2020, the federal banking regulators adopted a final rule relative to regulatory capital treatment of the ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period will phase-in the reversal of the aggregate amount of the capital benefit provided during the initial two-year delay.
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
For BHCs with $100 billion or more in assets, such as us, the FRB’s capital rules impose a dynamic institution-specific SCB on top of each of the three minimum risk-weighted capital ratios listed above. Banking institutions that fail to meet the effective minimum ratios including the SCB will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income”, defined as the greater of four quarter trailing net income net of distributions and tax effects not reflected in net income, or the average four quarter trailing net income.
As a Category IV firm, our SCB is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. On August 4, 2022, the FRB announced, based on the results of the 2022 CCAR supervisory stress tests, that our SCB will remain at 3.4% through September 30, 2023. To incorporate the effects of the Investors acquisition on our capital requirements, the FRB will require that we participate in the 2023 CCAR supervisory stress test. For more details, see “—Capital Planning and Stress Testing Requirements” below and the “Capital and Regulatory Matters” section of Item 7.
    We are also subject to the FRB's risk-based capital requirements for market risk. See the “Market Risk” section of Item 7.
    Liquidity Requirements
The federal banking regulators have adopted the Basel III-based U.S. Liquidity Coverage Ratio rule, which is a quantitative liquidity metric designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. Under the Tailoring Rules, Category IV firms with less than $50 billion in weighted short-term wholesale funding, including us, are not subject to any Liquidity Coverage Ratio requirement.
The Basel III framework also includes a second liquidity standard, the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In October 2020, the federal banking regulators issued a final rule to implement the NSFR for large U.S. banking organizations. Under the final rule, Category IV firms with less than $50 billion in weighted short-term wholesale funding, including us, are not subject to the NSFR requirement.

Citizens Financial Group, Inc. | 13

Finally, per the liquidity rules included in the FRB’s enhanced prudential standards adopted pursuant to Section 165 of the Dodd-Frank Act, we are also required to maintain a buffer of highly liquid assets based on projected funding needs for 30 days. Under the Tailoring Rules, the liquidity buffer requirements continue to apply to Category IV firms, such as us, and we remain subject to liquidity risk management requirements. However, these requirements are now tailored such that we are required to:
•calculate collateral positions monthly, as opposed to weekly;
•establish a more limited set of liquidity risk limits than was previously required; and
•monitor fewer elements of intraday liquidity risk exposures than were previously monitored.
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
Resolution Planning
Category IV firms are no longer required to submit resolution plans to the FRB and FDIC. However, CBNA is required to file periodically a separate resolution plan with the FDIC that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the FDIA in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to the institution’s creditors. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions that, among other things, established a three-year filing cycle for banks with $100 billion or more in total assets, such as CBNA, and provides details regarding the content of the resolution plans that filers are required to prepare. CBNA submitted its most recent resolution plan to the FDIC on December 1, 2022.
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

Citizens Financial Group, Inc. | 14

Federal Deposit Insurance Act
The FDIA requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, as described above in “Capital.” The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category depends upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized, with the actions becoming more restrictive and punitive the lower the institution’s capital category. Under existing rules, an institution that is not an advanced approaches institution, such as CBNA, is deemed to be “well capitalized” if it has a CET1 ratio of at least 6.5%, a tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and a tier 1 leverage ratio of at least 5%.
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to BHCs. The FRB’s regulations applicable to BHCs separately define “well capitalized” for BHCs, such as the Parent Company, to require maintaining a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “—Bank and Financial Holding Company Regulation”, a FHC that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose FHC status. As of December 31, 2022, both the Parent Company and CBNA were well-capitalized.
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
Deposit Insurance
The FDIA requires CBNA to pay deposit insurance assessments. FDIC assessment rates for large institutions are calculated based on one of two scorecards: one for most large institutions that have more than $10 billion in assets, such as CBNA, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings and forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC may make discretionary adjustments to the total score, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply increasing scale.
The deposit insurance assessment is calculated based on average consolidated total assets less average tangible equity of the insured depository institution during the assessment period. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the DIF. The FDIA established a minimum DIF reserve ratio of 1.15% prior to September 2020 and 1.35% thereafter. As of September 30, 2022, the reserve ratio of the DIF was 1.26%.
On October 18, 2022, the FDIC finalized a rule that will increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.
Dividends
Various federal statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.

Citizens Financial Group, Inc. | 15

Our payment of dividends to our stockholders is subject to the oversight of the FRB. In particular, the FRB reviews the dividend policies and share repurchases of a large BHC based on capital plans submitted as part of the CCAR process and on the results of stress tests, as discussed above. In addition to other limitations, our ability to make any capital distributions, including dividends and share repurchases, is subject to the prior approval of the FRB if we are required to resubmit our capital plan. See “—Capital” and “—Capital Planning and Stress Testing Requirements” above.
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
Support of Subsidiary Bank
Under Section 616 of the Dodd-Frank Act, which codifies the FRB’s long-standing “source of strength” doctrine, the Parent Company must serve as a source of financial and managerial strength for our depository institution subsidiary. The statute defines “source of financial strength” as the ability to provide financial assistance in the event of the financial distress at the insured depository institution. The FRB may require that the Parent Company provide such support at times even when the Parent Company may not have the financial resources to do so, or when doing so may not serve our interests or those of our shareholders or creditors. In addition, any capital loans by a BHC to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and related FRB rules, including Regulation W, restrict CBNA from extending credit to, or engaging in certain other transactions with, the Parent Company and its non-bank subsidiaries. These restrictions place limits on certain specified “covered transactions” between bank subsidiaries and their affiliates, which must be limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100% to 130%. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The FRB enforces these restrictions, and we are audited for compliance.
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

Citizens Financial Group, Inc. | 16

Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as certain hedge funds or private equity funds. The statutory provision is commonly called the “Volcker Rule.” In 2019, the FRB, OCC, FDIC, SEC and CFTC (collectively, the “Volcker Agencies”) finalized amendments to their regulations to tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the Volcker Agencies. Under those amendments, we are viewed as having “moderate” trading assets and liabilities, and therefore subject to a requirement to have a simplified compliance program that is appropriate for our activities, size, scope, and complexity. In June 2020, the Volcker Agencies finalized other regulations modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rule as covered funds). We do not expect either of these regulatory amendments to the Volcker Rule to have a material impact on Citizens.
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

Citizens Financial Group, Inc. | 17

In November 2021, the federal banking regulators issued a final rule mandating financial institutions to report certain significant cybersecurity incidents to regulators. The final rule requires a financial institution to notify its primary banking regulator within 36 hours of certain significant cybersecurity incidents which has or is reasonably likely to disrupt or degrade its:
•ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base;
•business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or
•operations, including associated services, functions, and support, the failure or discontinuance of which would pose a threat to the financial stability of the United States.
Bank service providers are required to notify at least one designated point of contact at affected banking organization customers as soon as possible after any computer-security incident which has or is reasonably likely to materially disrupt or degrade covered services for four or more hours. The final rule was effective April 1, 2022, with a compliance date of May 1, 2022. In addition, in March 2022, the SEC proposed new rules that would require reporting on Form 8-K of material cybersecurity incidents.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted laws and regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, gives new rights to California residents to require certain businesses to disclose or delete their personal information. In addition, many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
Community Reinvestment Act
The CRA requires banking regulators to evaluate the Parent Company and CBNA in meeting the credit needs of our local communities, including providing credit to individuals residing in low- and moderate- income neighborhoods. The CRA also requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution and assign ratings. The regulatory agency’s evaluation of the institution’s record and ratings are made public. These CRA performance evaluations are also considered by regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility, and, in the case of a BHC that has elected FHC status, a CRA rating of at least “satisfactory” is required to commence certain new financial activities or to acquire a company engaged in such activities. CBNA received a rating of “outstanding” in our most recent CRA evaluation.
On May 5, 2022, the FRB, OCC and FDIC jointly issued a notice of proposed rulemaking proposing revisions to the agencies’ CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities, and data collection and reporting. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as CBNA. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
Compensation
Our compensation practices are subject to oversight by the FRB and the OCC. The federal banking regulators have issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements:
•the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk;
•the arrangements should be compatible with effective controls and risk management; and
•the arrangements should be supported by strong corporate governance.

Citizens Financial Group, Inc. | 18

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
Anti-Money Laundering
The Bank Secrecy Act (“BSA”) and the Patriot Act contain anti-money laundering (“AML”) and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. We are also required to provide our employees with AML training, designate an AML compliance officer, and undergo an annual, independent audit to assess the effectiveness of our AML program. We have implemented policies, procedures, and internal controls that are designed to comply with these AML requirements. Financial services regulators are focusing their examinations on AML compliance, and we continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicants.
The Anti-Money Laundering Act of 2020 (“AMLA”), enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on financial institutions, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and the Patriot Act impose on financial institutions. The AMLA also increases penalties for violations of the BSA and significantly expands a whistleblower award program both of which could increase the prospect of regulatory enforcement. In June 2021, the Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Treasury Department, issued the priorities for AML and countering the financing of terrorism policy, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements:
•restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and
•a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.
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

Citizens Financial Group, Inc. | 19

Regulation of Broker-Dealers
Our subsidiaries, CCMI, Citizens Securities, Inc., and JMP Securities LLC are registered broker-dealers with the SEC and subject to regulation and examination by the SEC as well as FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material nonpublic information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
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
 Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks and logos are important to the success of our business. We own and license a variety of trademarks, service marks, logos and pending registrations and are spending significant resources to develop our stand-alone brands.
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

Citizens Financial Group, Inc. | 20

Risks Related to Our Business
We may not be able to successfully execute our business strategy.
Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, and our success rests on our ability to maintain a high-performing, customer-centric organization; develop differentiated value propositions to acquire, deepen, and retain core customer segments; build excellent capabilities designed to help us stand out from our competitors; operate with financial discipline and a mindset of continuous improvement to self-fund investments; prudently grow and optimize our balance sheet; modernize our technology and operational models to improve delivery, organizational agility and speed to market; and embed risk management within our culture and our operations. Our future success and the value of our stock will depend, in part, on our ability to effectively implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including through the integration of Investors and the HSBC branches. There are risks and uncertainties, many of which are not within our control, associated with each element of our strategy. If we are not able to successfully execute our business strategy, we may never achieve our financial performance goals and any shortfall may be material. See the “Business Strategy” section in Item 1 for further information.
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
Difficult economic conditions, including inflationary pressures or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.
Robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in recent months and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, including potential recessionary economic conditions, financial markets have continued to experience volatility. Changes in interest rates can affect numerous aspects of our business and may impact our future performance. See risk factor headed “Changes in interest rates may have an adverse effect on our profitability” below for more information on the risks associated with changes in interest rates.
Prolonged periods of inflation may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting consumer demand and client purchasing power for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could adversely impact our earnings and capital.
Any of the effects of these adverse economic conditions would likely have an adverse impact on our earnings, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.

Citizens Financial Group, Inc. | 21

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
Many of our lending products, securities, derivatives, and other financial transactions utilize a benchmark rate, such as LIBOR, to determine the applicable interest rate or payment amount. The U.K. Financial Conduct Authority and the ICE Benchmark Administration have announced that the publication of the most commonly used U.S. Dollar LIBOR tenors will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The Adjustable Interest Rate (LIBOR) Act (LIBOR Act), enacted in March 2022, provides a statutory framework to replace U. S. Dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate, and in December 2022, the FRB adopted rules which identify different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer loans, for certain government-sponsored enterprise contracts and for certain asset-backed securities. We continue to monitor market developments and regulatory updates related to the cessation of LIBOR, as well as collaborate with regulators and industry groups on the transition. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments.
The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. Although the LIBOR Act includes safe harbors if the FRB-identified SOFR-based replacement rate is selected, these safe harbors are untested. As a result, and despite the enactment of the LIBOR Act, for the most commonly used U.S. Dollar LIBOR settings, the use or selection of a successor rate could also expose us to risks associated with disputes with customers and other market participants in connection with implementing LIBOR fallback provisions. For more information on our LIBOR transition, see the “Market Risk” section in Item 7.

Citizens Financial Group, Inc. | 22

We could fail to attract, retain or motivate highly skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
A cornerstone of our strategic plan involves the hiring of highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors. The marketplace for skilled personnel is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. For example, the increase in remote and hybrid work arrangements has also increased competition for skilled personnel, and our current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by other companies, which could adversely affect our ability to attract and retain skilled and qualified personnel. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or replace a sufficient number of appropriately skilled and key personnel could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
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

Citizens Financial Group, Inc. | 23

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

Citizens Financial Group, Inc. | 24

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the accounting for our financial results and the preparation of our financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“CECL”), that substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. Upon adoption of CECL on January 1, 2020, we recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. We consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. As evidenced in the first half of 2020 due to the impact of COVID-19, the standard introduces heightened volatility in provision for credit losses, given uncertainty in the accuracy of macroeconomic forecasts over longer time horizons, variances in the rate and composition of loan growth, and changes in overall loan portfolio size and mix. As a result, it is possible that our ongoing reported earnings and lending activity could be negatively impacted. For more information regarding CECL, see Note 6 in Item 8.
Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or insufficient. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be adversely affected due to their perception that the quality of the models used to generate the relevant information is insufficient.
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

Citizens Financial Group, Inc. | 25

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
In addition, changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Also, recent regulatory guidance has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers. Given the significant number of ongoing regulatory reform initiatives, it is possible that we incur higher than expected information technology costs in order to comply with current and impending regulations. See “—Supervisory requirements and expectations on us as a FHC and a BHC and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.”

Citizens Financial Group, Inc. | 26

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.
Information security risks for large financial institutions such as us have increased significantly in recent years in part because of the proliferation of new technologies, such as the internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Risks relating to cyber-attacks on our vendors and other third parties, including supply chain attacks affecting our software and information technology service providers, have been rising as such attacks become increasingly frequent and severe. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks, particularly given the recent trend towards remote work arrangements. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks as well as in the third-party computer systems and networks used to provide products and services on our behalf. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls based on our adherence to applicable laws and regulations, industry standards and best practices, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, theft, sale or loss or destruction of the confidential, and/or proprietary information of CFG, our customers, our vendors, our counterparties, or our employees. We are under continuous threat of loss or network degradation due to cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, ransomware, and Distributed Denial of Service (“DDoS”) attacks. This is especially true as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from customers’ or our accounts using fraudulent schemes that may include Internet-based funds transfers. We have been subject to a number of e-fraud incidents historically. We have also been subject to attempts to steal sensitive customer data, such as account numbers and social security numbers, through unauthorized access to our computer systems including computer hacking. Such attacks are less frequent but could present significant reputational, legal and regulatory costs to us if successful. We have implemented certain technology protections such as Customer Profiling and Set-Up Authentication to be in compliance with the FFIEC Authentication and Access to Financial Institution Services and Systems guidelines.
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
Despite our efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised.  During the course of an investigation, we may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Moreover, potential new regulations may require us to disclose information about a cybersecurity event before it has been resolved or fully investigated.

Citizens Financial Group, Inc. | 27

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
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services. For example, (i) unaffiliated third parties operate data communications networks on which certain components and services relating to our online banking system rely, (ii) third parties host or maintain many of our applications, including a commercial loan system, which is hosted and maintained by Automated Financial Systems, Inc., and our Mobile Digital Banking Application, which is hosted and maintained by Amazon Web Services, Inc., (iii) Fidelity Information Services, LLC maintains our core deposits system, (iv) Infosys Limited provides us with a wide range of information technology support services, including service desk, end user support, production application support, and private cloud support, and (v) Kyndryl, Inc. provides us with mainframe support services. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). For example, during 2021, there were a number of widely publicized cases of outages in connection with access to cloud service providers. We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to serve our customers well. In either situation, our business could incur significant costs and be adversely affected.
We are exposed to reputational risk and the risk of damage to our brands and the brands of our affiliates.
Our success and results depend, in part, on our reputation and the strength of our brands. We are vulnerable to adverse market perception as we operate in an industry where integrity, customer trust and confidence are paramount. We are exposed to the risk that litigation, employee misconduct, operational failures, the outcome of regulatory or other investigations or actions, press speculation and negative publicity, perception of our environmental, social and governance practices and disclosures, among other factors, could damage our brands or reputation. Our brands and reputation could also be harmed if we sell products or services that do not perform as expected or customers’ expectations for the product are not satisfied.

Citizens Financial Group, Inc. | 28

Unpredictable catastrophic events, including pandemics, terrorist attacks, extreme weather events and other large-scale catastrophes, could have an adverse effect on our business, financial position and results of operations.
The occurrence of catastrophic events, including pandemics, such as COVID-19, terrorists attacks, extreme weather events, such as hurricanes, tropical storms, or tornadoes, and other large-scale catastrophes could adversely affect our business, financial condition or results of operations, including by affecting the stability of our deposit base, impairing the ability of our borrowers to repay outstanding loans, impairing the value of collateral securing loans, causing significant property damage or operational disruptions, resulting in loss of revenue or causing us to incur additional expenses.
For example, the COVID-19 pandemic has in the past negatively affected, and could in the future negatively affect, the global and U.S. economies, including by increasing unemployment levels, disrupting supply chains and businesses in many industries, lowering equity market valuations, decreasing liquidity in fixed income markets, and creating significant volatility and disruption in financial markets. This has in the past resulted in, and could in the future result in, higher and more volatile provisions for credit losses and has in the past adversely affected, and could in the future adversely affect, our noninterest income. The extent to which the COVID-19 pandemic could adversely affect our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, any resurgence of COVID-19 cases and the emergence of new variants, the widespread availability, use and effectiveness of vaccines, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and customers, our service providers and other market participants. As the COVID-19 pandemic adversely affects us, it may also have the effect of heightening many of the other risks described herein.
Furthermore, although we maintain both business continuity and disaster recovery plans, if a terrorist attack, extreme weather event, or other catastrophe rendered both our production data center in Rhode Island and our recovery data center in North Carolina unusable, there can be no assurance that these plans and related capabilities will adequately protect us from such events, and our business, financial condition or results of operations could be adversely affected.
The effects of geopolitical instability, such as Russia’s invasion of Ukraine, may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability, such as Russia’s invasion of Ukraine, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability, such as Russia’s invasion of Ukraine, adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable, including with respect to Russia’s invasion, the extent and duration of the invasion and economic sanctions imposed on Russia, and the immeasurable humanitarian toll inflicted on Ukraine. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
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
We operate in a highly competitive industry. The industry could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory and technological changes, as well as continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services, including non-banking financial institutions that are not subject to the same regulatory restrictions as banks and BHCs, securities firms and insurance companies, and competitors that may have greater financial resources.
With respect to non-banking financial institutions, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. As a result of these and other sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There is increasing global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our clients, customers, or service providers, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
We are also exposed to risks associated with the transition to a lower-carbon economy in response to concerns around climate change. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences that are intended to address climate change. These changes could materially and negatively impact our or our customers’ business, results of operations, financial condition and our reputation, including as a result of our or our customers’ involvement in, or decision not to participate in, certain industries or projects associated with exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
The conditions of other financial institutions or of the financial services industry could adversely affect our operations and financial condition.
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

Citizens Financial Group, Inc. | 30

Risks Related to Regulations Governing Our Industry
As a financial holding company and a bank holding company, we are subject to comprehensive regulation that could have a material adverse effect on our business and results of operations.
As a FHC and a BHC, we are subject to comprehensive regulation, supervision and examination by the FRB. In addition, CBNA is subject to comprehensive regulation, supervision and examination by the OCC. Our regulators supervise us through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various areas. If we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to informal (nonpublic) or formal (public) supervisory actions and public enforcement orders that could lead to significant restrictions on our existing business or on our ability to engage in any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such actions through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory or enforcement action could have a material adverse effect on our business, financial condition and results of operations.
We are a BHC that has elected to become a FHC pursuant to the Bank Holding Company Act. FHCs are allowed to engage in certain financial activities in which a BHC is not otherwise permitted to engage. However, to maintain FHC status, a BHC (and all of its depository institution subsidiaries) must be “well capitalized” and “well managed.” If a BHC ceases to meet these capital and management requirements, there are many penalties it would be faced with, including the FRB may impose limitations or conditions on the conduct of its activities, and it may not undertake any of the broader financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If a company does not return to compliance within 180 days, which period may be extended, the FRB may require divestiture of that company’s depository institutions. To the extent we do not meet the requirements to be a FHC in the future, there could be a material adverse effect on our business, financial condition and results of operations.
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

Citizens Financial Group, Inc. | 31

The regulatory environment in which we operate continues to be subject to significant and evolving regulatory requirements that could have a material adverse effect on our business and earnings.
We are heavily regulated by multiple banking, consumer protection, securities and other regulatory authorities at the federal and state levels. This regulatory oversight is primarily established to protect depositors, the DIF, consumers of financial products, and the financial system as a whole, not our security holders. Changes to statutes, regulations, rules or policies, including the interpretation, implementation or enforcement of statutes, regulations, rules or policies, could affect us in substantial and unpredictable ways, including by, for example, subjecting us to additional costs, limiting the types of financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products. In recent years, we, together with the rest of the financial services industry, have faced particularly intense scrutiny, with many new regulatory initiatives and vigorous oversight and enforcement on the part of numerous regulatory and governmental authorities. Legislatures and regulators have pursued a broad array of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. Certain regulators and law enforcement authorities have also recently required admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving us could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business or engage in certain activities and could have other negative effects. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.
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
While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent years, there are other rules to implement changes that have yet to be proposed or enacted by our regulators. The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. For more information on regulations to which we are subject and recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.
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
FRB policy historically required BHCs to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the FRB at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of CFG or our stockholders or creditors, and may include one or more of the following:
•The Parent Company may be compelled to contribute capital to CBNA, including by engaging in a public offering to raise such capital. Furthermore, any extensions of credit from the Parent Company to CBNA that are included in CBNA’s capital would be subordinate in right of payment to depositors and certain other indebtedness of CBNA.
•In the event of a BHC’s bankruptcy, any commitment that the BHC had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
•In the event of impairment of the capital stock of CBNA, the Parent Company, as CBNA’s stockholder, could be required to pay such deficiency.

Citizens Financial Group, Inc. | 32

The Parent Company depends on CBNA for substantially all of its revenue, and restrictions on dividends and other distributions by CBNA could affect its liquidity and ability to fulfill our obligations.
As a BHC, the Parent Company is a separate and distinct legal entity from CBNA, our banking subsidiary. The Parent Company typically receives substantially all of our revenue from dividends from CBNA. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that CBNA may pay to the Parent Company. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA is unable to pay dividends to the Parent Company, it may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from CBNA could have a material adverse effect on our business, financial condition and results of operations. See the “Supervision and Regulation” section in Item 1 and the “Capital and Regulatory Matters” section in Item 7.
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

Citizens Financial Group, Inc. | 33

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
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, as a BHC, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are also generally required to receive the FRB’s approval for any dividends, share repurchases, or redemption of capital securities if we are required to resubmit our capital plan. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See the “Regulation and Supervision” section in Item 1, for further discussion of the regulations to which we are subject.

Citizens Financial Group, Inc. | 34

“Anti-takeover” provisions and the regulations to which we are subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.
We are a BHC incorporated in the state of Delaware. Anti-takeover provisions in Delaware law and our restated certificate of incorporation and amended and restated bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to take control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market price of our common stock and could reduce the amount that stockholders might get if we are sold.
Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Bank Holding Company Act and the Change in Bank Control Act.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease seven operations centers in Boston, Medford, and Westwood, Massachusetts; Pittsburgh, Pennsylvania; Franklin, Tennessee; Irving, Texas and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2022, our subsidiaries owned and operated a total of 59 facilities and leased an additional 1,293 facilities. We believe our current facilities are adequate to meet our needs. See Note 7 and Note 9 in Item 8 for more information regarding our premises and equipment, and leases, respectively.
ITEM 3. LEGAL PROCEEDINGS
Information required by this item is presented in Note 19 in Item 8 and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of January 31, 2023, our common stock was owned by 7,306 holders of record (including Cede & Co.) and approximately 525,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.
The following graph compares the cumulative total stockholder returns for our performance during the five-year period ended December 31, 2022 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money centers, regional banks and thrifts; and a group of other banks that constitute our peer regional banks. The graph assumes a $100 investment at the closing price on December 31, 2017 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.

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

	12/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017
CFG	$114	$132	$96	$103	$73	$100
S&P 500 Index	157	191	149	126	96	100
KBW BKX Index	109	139	100	112	82	100
Peer Regional Bank Average	113	137	102	114	85	100
Issuer Purchase of Equity Securities

Details of the repurchases of the Company’s common stock during the three months ended December 31, 2022 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
October 1, 2022 - October 31, 2022	3,366,139	$40.18	3,360,569	$864,930,346
November 1, 2022 - November 30, 2022	5,597	$39.49	—	$864,930,346
December 1, 2022 - December 31, 2022	373,120	$40.02	371,471	$850,000,000
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On June 27, 2022, the Company announced that its Board of Directors increased the authorization of common share repurchases to $1.0 billion, which was an increase of $545 million above the $455 million of capacity remaining under the $750 million authorization on January 20, 2021.
On February 17, 2023, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $1.15 billion. This is incremental to the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization.

Citizens Financial Group, Inc. | 36

Common stock share repurchases may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans and accelerated share repurchase and other structured transactions. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations.
ITEM 6. RESERVED
Not applicable.

Citizens Financial Group, Inc. | 37

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 38

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $226.7 billion in assets as of December 31, 2022. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,400 ATMs and more than 1,100 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
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
The following MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8, as well as other information contained in this document.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying” results. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of Underlying results increases comparability of period-to-period results.
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

Citizens Financial Group, Inc. | 39

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $246 million, with earnings per diluted common share down $1.06 to $4.10 compared to 2021.
Results reflect notable items of $352 million or $0.74 per diluted common share, net of tax benefit, compared to $78 million or $0.18 per diluted common share, net of tax benefit, in 2021.

Table 1: Notable Items
	Year Ended December 31, 2022
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$474	$—	$—	$169	$305
Noninterest income	2,009	(31)	—	—	2,040
Noninterest expense	4,892	213	49	—	4,630
Income tax expense	582	(58)	(9)	(43)	692

	Year Ended December 31, 2021
		Less: notable items
(in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	($411)	$—	$—	$—	($411)
Noninterest income	2,135	—	—	—	2,135
Noninterest expense	4,081	35	70	—	3,976
Income tax expense	658	(9)	(18)	—	685
(1) Includes integration related costs associated with acquisitions for the years ended December 31, 2022 and 2021, and mark-to-market losses on loans acquired from Investors classified as LHFS for the year ended December 31, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the years ended December 31, 2022 and 2021, income tax impacts related to legacy tax matters for the year ended December 31, 2022, and a pension settlement charge and compensation-related credit for the year ended December 31, 2021.
(3) Includes the initial provision for credit losses of $169 million tied to the HSBC transaction and Investors acquisition. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
•Net income available to common stockholders decreased $246 million to $2.0 billion compared to 2021.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $2.3 billion was stable compared to 2021.
◦On an Underlying basis, earnings per diluted common share of $4.84 compared to $5.34 in 2021, driven primarily by $305 million in provision expense in 2022 versus a $411 million provision benefit in 2021.
•Total revenue increased $1.4 billion to $8.0 billion compared to 2021, driven by an increase of 33% in net interest income, including the impacts of the HSBC transaction and Investors acquisition.
•The efficiency ratio of 61.0% compared to 61.4% in 2021.
◦On an Underlying basis, the efficiency ratio of 57.5% compared to 59.8% in 2021.
•ROTCE of 13.9% compared to 15.4% in 2021.
◦On an Underlying basis, ROTCE of 16.4% compared to 16.0%.
•Tangible book value per common share of $27.88 decreased 19% from 2021.
For additional information regarding our financial performance, see “—Results of Operations — 2022 compared with 2021” included in this report.

Citizens Financial Group, Inc. | 40

RESULTS OF OPERATIONS — 2022 compared with 2021

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

Citizens Financial Group, Inc. | 41

Table 2: Major Components of Net Interest Income
	Year Ended December 31,
	2022			2021			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances		Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$6,195	$128	2.04%	$11,762	$16	0.13%	($5,567)	191	bps
Taxable investment securities	35,639	840	2.35	27,574	487	1.76	8,065		59
Non-taxable investment securities	3	—	2.33	3	—	2.60	—		(27)
Total investment securities	35,642	840	2.35	27,577	487	1.76	8,065		59
Commercial and industrial	50,002	1,942	3.83	43,512	1,399	3.17	6,490		66
Commercial real estate	24,746	1,026	4.09	14,515	380	2.58	10,231		151
Leases	1,521	46	3.00	1,742	49	2.79	(221)		21
Total commercial	76,269	3,014	3.90	59,769	1,828	3.02	16,500		88
Residential mortgages	27,759	876	3.16	20,636	613	2.97	7,123		19
Home Equity	13,057	555	4.25	11,901	370	3.11	1,156		114
Automobile	13,729	507	3.69	12,972	506	3.90	757		(21)
Education	13,047	560	4.29	12,666	536	4.23	381		6
Other retail	5,483	456	8.31	5,607	400	7.15	(124)		116
Total retail	73,075	2,954	4.04	63,782	2,425	3.80	9,293		24
Total loans and leases	149,344	5,968	3.97	123,551	4,253	3.42	25,793		55
Loans held for sale, at fair value	1,767	67	3.77	3,359	82	2.45	(1,592)		132
Other loans held for sale	1,188	57	4.71	262	13	4.87	926		(16)
Interest-earning assets	194,136	7,060	3.61	166,511	4,851	2.90	27,625		71
Noninterest-earning assets	20,925			18,595			2,330
Total assets	$215,061			$185,106			$29,955
Liabilities and Stockholders’ Equity
Checking with interest	$36,127	$142	0.39%	$27,365	$24	0.09%	$8,762		30
Money market	48,410	320	0.66	49,148	78	0.16	(738)		50
Savings	27,524	100	0.37	20,276	19	0.10	7,248		27
Term	8,330	89	1.07	6,802	39	0.58	1,528		49
Total interest-bearing deposits	120,391	651	0.54	103,591	160	0.15	16,800		39
Short-term borrowed funds	1,584	23	1.47	66	1	1.13	1,518		34
Long-term borrowed funds	12,078	374	3.07	7,412	178	2.39	4,666		68
Total borrowed funds	13,662	397	2.88	7,478	179	2.38	6,184		50
Total interest-bearing liabilities	134,053	1,048	0.78	111,069	339	0.30	22,984		48
Demand deposits	51,717			46,898			4,819
Other noninterest-bearing liabilities	5,553			4,105			1,448
Total liabilities	191,323			162,072			29,251
Stockholders’ equity	23,738			23,034			704
Total liabilities and stockholders’ equity	$215,061			$185,106			$29,955
Interest rate spread			2.83%			2.60%			23
Net interest income and net interest margin		$6,012	3.10%		$4,512	2.71%			39
Net interest income and net interest margin, FTE(1)		$6,023	3.10%		$4,521	2.72%			38
Memo: Total deposits (interest-bearing and demand)	$172,108	$651	0.38%	$150,489	$160	0.11%	$21,619		27
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.

Net interest income increased $1.5 billion, or 33%, compared to 2021, reflecting growth of 17% in interest-earning assets, driven by the impacts of the HSBC transaction and Investors acquisition, and higher net interest margin.
Net interest margin on a FTE basis increased 38 basis points to 3.10% compared to 2021, reflecting higher earning-asset yields given higher market interest rates, partially offset by increased funding costs. Average interest-earning asset yields increased 71 basis points to 3.61%, while average interest-bearing liability costs increased 48 basis points to 0.78% compared to 2021.
Average interest-earning assets increased $27.6 billion, or 17%, compared to 2021. Interest earning assets increased, reflecting the impacts of the HSBC transaction and Investors acquisition. Growth in commercial and industrial, commercial real estate, residential mortgage, home equity, and investments was partially offset by a decrease in cash held in interest-bearing deposits reflecting the deployment of elevated liquidity.

Citizens Financial Group, Inc. | 42

Average deposits increased $21.6 billion, or 14%, compared to 2021, primarily attributable to the HSBC transaction and Investors acquisition.
Average total borrowed funds increased $6.2 billion compared to 2021, given an increase in long-term and short-term FHLB borrowings driven by advances acquired from Investors and the funding of loan and security growth, partially offset by a decrease in senior debt.

Table 3: Changes in Net Interest Income Due to Average Volume and Average Rate
	Year Ended December 31,
	2022 Versus 2021
(in millions)	Average Volume(1)	Average Rate(1)	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	($7)	$119	$112
Taxable investment securities	142	211	353
Total investment securities	142	211	353
Commercial and industrial	203	340	543
Commercial real estate	265	381	646
Leases	(6)	3	(3)
Total commercial	462	724	1,186
Residential mortgages	212	51	263
Home Equity	36	149	185
Automobile	29	(28)	1
Education	16	8	24
Other retail	(8)	64	56
Total retail	285	244	529
Total loans and leases	747	968	1,715
Loans held for sale, at fair value	(38)	23	(15)
Other loans held for sale	46	(2)	44
Total interest income	$890	$1,319	$2,209
Interest Expense
Checking with interest	$8	$110	$118
Money market	(2)	244	242
Savings	7	74	81
Term	9	41	50
Total interest-bearing deposits	22	469	491
Short-term borrowed funds	17	5	22
Long-term borrowed funds	40	156	196
Total borrowed funds	57	161	218
Total interest expense	79	630	709
Net interest income	$811	$689	$1,500
(1) Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

Citizens Financial Group, Inc. | 43

Noninterest Income

Table 4: Noninterest Income
	Year Ended December 31,
(dollars in millions)	2022	2021	Change	Percent
Service charges and fees	$420	$409	$11	3%
Capital markets fees	368	428	(60)	(14)
Card fees	273	250	23	9
Mortgage banking fees	261	434	(173)	(40)
Trust and investment services fees	249	239	10	4
Foreign exchange and derivative products	188	120	68	57
Letter of credit and loan fees	159	156	3	2
Securities gains, net	9	10	(1)	(10)
Other income(1)	82	89	(7)	(8)
Noninterest income	$2,009	$2,135	($126)	(6%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income decreased $126 million, or 6%, compared to 2021, highlighted by the following significant changes.

•Mortgage banking fees declined given lower production volumes and gain-on-sale margins, partially offset by higher servicing revenue.
•Foreign exchange and derivative products revenue increased reflecting growth in client hedging activity across foreign exchange, interest rate and commodity products.
•Capital markets fees decreased reflecting lower underwriting, merger and acquisition advisory, and loan syndication fees given challenging market conditions.
•Card fees increased driven by higher debit and credit card volumes.
•Trust and investment services fees increased driven by higher annuity fees.
•Other income declined driven by $31 million of mark-to-market losses on loans acquired from Investors classified as LHFS, partially offset by higher bank-owned life insurance and leasing income.
Noninterest Expense

Table 5: Noninterest Expense
	Year Ended December 31,
(dollars in millions)	2022	2021	Change	Percent
Salaries and employee benefits	$2,549	$2,132	$417	20%
Outside services	700	595	105	18
Equipment and software	648	610	38	6
Occupancy	410	333	77	23
Other operating expense	585	411	174	42
Noninterest expense	$4,892	$4,081	$811	20%
Noninterest expense increased $811 million, or 20%, compared to 2021, driven primarily by acquisition and integration-related costs, higher salaries and employee benefits and other operating expense associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.

Citizens Financial Group, Inc. | 44

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
The credit provision expense of $474 million for 2022 includes the “double count” for the non-PCD loan CECL provision expense of $169 million tied to the HSBC transaction and Investors acquisition and compares to a credit provision benefit of $411 million for 2021. In addition to the purchase accounting impacts from the HSBC transaction and Investors acquisition, the provision expense for 2022 reflected deterioration in the forecasted macroeconomic environment, including an increased risk of recession. The credit provision benefit for 2021 reflected the strong economic recovery driven by highly accommodative fiscal and monetary policies in place during that time.
Income Tax Expense
Income tax expense of $582 million decreased $76 million compared to 2021. The effective income tax rate of 21.9% decreased from 22.1% compared to 2021, primarily driven by an increase in benefits from tax-advantaged investments, bank-owned life insurance, and other tax credits, partially offset by impacts from the HSBC transaction and Investors acquisition.
Business Operating Segments
We have two business operating segments: Consumer Banking and Commercial Banking. Segment results are determined based on our management reporting system, which assigns balance sheet and statement of operations items to each of the business segments. The process is designed around our organizational and management structure. The results derived are not necessarily comparable with similar information published by other financial institutions.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or our organizational structure changes.
For more information regarding our business operating segments see Note 26.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations.

Table 6: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Year Ended December 31,		Year Ended December 31,
(in millions)	2022	2021	2022	2021
Net interest income	$4,043	$3,562	$2,103	$1,706
Noninterest income	1,063	1,223	845	809
Total revenue	5,106	4,785	2,948	2,515
Noninterest expense	3,391	2,987	1,223	973
Profit before credit losses	1,715	1,798	1,725	1,542
Net charge-offs	226	185	46	156
Income before income tax expense	1,489	1,613	1,679	1,386
Income tax expense	381	410	375	300
Net income	$1,108	$1,203	$1,304	$1,086
Average Balances:
Total assets	$86,147	$75,509	$74,919	$57,617
Total loans and leases(1)	80,572	71,126	70,992	54,734
Deposits	114,482	100,195	49,898	44,747
Interest-earning assets	81,338	72,034	71,276	55,096
(1) Includes LHFS.

Citizens Financial Group, Inc. | 45

Consumer Banking
Net interest income increased $481 million, or 14%, compared to 2021, driven by higher net interest margin and growth in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition. This increase was partially offset by a reduction in PPP loans and higher funding costs. Average loans increased $9.4 billion, or 13%, compared to 2021, reflecting the impacts of the HSBC transaction and Investors acquisition, as well as strength in mortgage and home equity. This increase was partially offset by a decline in PPP loans and planned runoff in auto and personal unsecured installment loans. Average deposits increased $14.3 billion, or 14%, compared to 2021, reflecting the impacts of the HSBC transaction and Investors acquisition.
Noninterest income decreased $160 million, or 13%, compared to 2021, driven by lower mortgage banking fees reflecting lower gain-on-sale margins and production volumes, partially offset by higher servicing revenue. This decrease was partially offset by higher card fees given higher transaction volumes, and higher trust and investment services fees given higher annuity fees.
Noninterest expense increased $404 million, or 14%, compared to 2021, driven primarily by acquisition impacts, higher salaries and employee benefits and other operating expense associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives
Net charge-offs increased $41 million, or 22%, compared to 2021, reflecting the normalization of the credit cycle.
Commercial Banking
Net interest income increased $397 million, or 23%, compared to 2021, driven by higher net interest margin and growth in average interest-earning assets, including the impact of the Investors acquisition. This increase was partially offset by higher funding costs.
Noninterest income increased $36 million, or 4%, compared to 2021, driven by higher foreign exchange and derivative products revenue reflecting growth in client hedging activity across foreign exchange, interest rate and commodity products, higher service charges and fees reflecting the benefit of acquisitions, and higher card fees given higher transaction volumes. This increase was partially offset by lower capital markets fees reflecting lower underwriting, merger and acquisition advisory, and loan syndication fees given challenging market conditions.
Noninterest expense increased $250 million, or 26%, compared to 2021, driven primarily by acquisition impacts, higher salaries and employee benefits and other operating expense associated with FDIC insurance, travel and advertising costs, partially offset by the benefit of efficiency initiatives.
Net charge-offs decreased $110 million, or 71%, compared to 2021, as credit performance remained strong.
RESULTS OF OPERATIONS — 2021 compared with 2020
For a description of our results of operations for 2021, see the “Results of Operations — 2021 compared with 2020” section of Item 7 in our 2021 Form 10-K.

Citizens Financial Group, Inc. | 46

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 7: Amortized Cost and Fair Value of AFS and HTM Securities
	December 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$3,678	$3,486	$11	$11
State and political subdivisions	2	2	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,250	19,062	24,607	24,442
Other/non-agency	280	251	397	405
Total mortgage-backed securities	21,530	19,313	25,004	24,847
Collateralized loan obligations	1,248	1,206	1,208	1,207
Total debt securities available for sale, at fair value	$26,458	$24,007	$26,225	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,253	$8,506	$1,505	$1,557
Total mortgage-backed securities	9,253	8,506	1,505	1,557
Asset-backed securities	581	536	737	732
Total debt securities held to maturity	$9,834	$9,042	$2,242	$2,289
Total debt securities available for sale and held to maturity	$36,292	$33,049	$28,467	$28,356
Equity securities, at cost	$1,058	$1,058	$624	$624
Equity securities, at fair value	153	153	109	109
Our securities portfolio is managed to maintain prudent levels of liquidity, credit quality, and market risk while achieving returns that align with our overall portfolio management strategy. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. As of December 31, 2022, U.S. government-guaranteed notes and GSE-issued mortgage-backed securities represent 94% of the fair value of our debt securities portfolio holdings. Holdings backed by mortgages dominate our portfolio and facilitate our ability to pledge those securities to the FHLB for collateral purposes.
The fair value of the debt securities portfolio increased $4.7 billion from December 31, 2021, driven in large part by the Investors acquisition as well as net securities purchases.
The amortized cost basis of the HTM portfolio increased $7.6 billion due to the transfer of $8.5 billion from the AFS portfolio during 2022, offset in part by paydowns. The ratio of HTM securities to total securities increased to 29% as of December 31, 2022.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of December 31, 2022, the portfolio’s average effective duration was 5.8 years compared to 4.3 years as of December 31, 2021, as higher long-term rates drove a decrease in both actual and projected securities prepayment speeds.

Citizens Financial Group, Inc. | 47

Table 8: Amortized Cost of AFS and HTM Securities by Contractual Maturity
	As of December 31, 2022
	Distribution of Maturities(1)
	1 Year or Less		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
(dollars in millions)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
Amortized cost:
U.S. Treasury and other	$—	—%	$2,114	2.44%	$1,564	2.76%	$—	—%	$3,678	2.58%
State and political subdivisions	—	5.25	—	—	—	—	2	2.60	2	2.68
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	1.98	1,149	3.16	2,889	2.98	17,211	2.87	21,250	2.90
Other/non-agency	—	—	—	—	—	—	280	2.60	280	2.60
Collateralized loan obligations	—	—	—	—	24	5.79	1,224	5.43	1,248	5.44
Total debt securities available for sale	1	2.10	3,263	2.70	4,477	2.92	18,717	3.03	26,458	2.97
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	—	—	—	9,253	2.33	9,253	2.33
Asset-backed securities	—	—	581	3.80	—	—	—	—	581	3.80
Total debt securities held to maturity	—	—	581	3.80	—	—	9,253	2.33	9,834	2.44
Total debt securities	$1	2.10%	$3,844	2.86%	$4,477	2.92%	$27,970	2.80%	$36,292	2.82%
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

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
	December 31,
(dollars in millions)	2022	2021	Change	Percent
Commercial and industrial	$51,836	$44,500	$7,336	16%
Commercial real estate	28,865	14,264	14,601	102
Leases	1,479	1,586	(107)	(7)
Total commercial	82,180	60,350	21,830	36
Residential mortgages	29,921	22,822	7,099	31
Home equity	14,043	12,015	2,028	17
Automobile	12,292	14,549	(2,257)	(16)
Education	12,808	12,997	(189)	(1)
Other retail	5,418	5,430	(12)	—
Total retail	74,482	67,813	6,669	10
Total loans and leases	$156,662	$128,163	$28,499	22%
Total loans and leases increased $28.5 billion from $128.2 billion as of December 31, 2021, primarily driven by the HSBC transaction and Investors acquisition, resulting in growth in commercial and retail of 36% and 10%, respectively.

Citizens Financial Group, Inc. | 48

Table 10: Fixed and Variable Rate Loans and Leases by Maturity
	December 31, 2022
(in millions)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total Loans and Leases
Fixed rate:
Commercial and industrial	$153	$1,858	$1,728	$77	$3,816
Commercial real estate	275	1,702	4,921	51	6,949
Leases	230	720	478	—	1,428
Total commercial fixed rate	658	4,280	7,127	128	12,193
Variable rate:
Commercial and industrial	7,499	34,748	5,693	80	48,020
Commercial real estate	5,111	11,848	4,777	180	21,916
Leases	5	46	—	—	51
Total commercial variable rate(1)	12,615	46,642	10,470	260	69,987
Total commercial	13,273	50,922	17,597	388	82,180
Fixed rate:
Residential mortgages	1,245	138	1,640	17,258	20,281
Home equity	73	52	268	160	553
Automobile	440	7,514	4,338	—	12,292
Education	192	1,054	7,061	3,187	11,494
Other retail	1,139	1,486	11	239	2,875
Total retail fixed rate	3,089	10,244	13,318	20,844	47,495
Variable rate:
Residential mortgages	1	6	161	9,472	9,640
Home equity	250	9	875	12,356	13,490
Automobile	—	—	—	—	—
Education	6	244	876	188	1,314
Other retail	2,541	2	—	—	2,543
Total retail variable rate	2,798	261	1,912	22,016	26,987
Total retail	5,887	10,505	15,230	42,860	74,482
Total loans and leases	$19,160	$61,427	$32,827	$43,248	$156,662
(1) Includes $31.3 billion of floating-rate commercial loans hedged to fixed rate to manage our exposure to the variability in interest cash flows.

Citizens Financial Group, Inc. | 49

Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6.
The ACL of $2.2 billion at December 31, 2022 compared with an ACL of $1.9 billion as of December 31, 2021, reflecting a reserve increase of $306 million. For further information see Note 6.

Table 11: Allocation of the ALLL
	December 31,
(dollars in millions)	2022		2021
Commercial and industrial	$581	33%	$555	35%
Commercial real estate	456	18	220	11
Leases	23	1	46	1
Total commercial	1,060	52	821	47
Residential mortgages	207	19	144	18
Home equity	89	9	82	9
Automobile	131	8	154	12
Education	268	8	308	10
Other retail	228	4	249	4
Total retail	923	48	937	53
Total loans and leases	$1,983	100%	$1,758	100%

Table 12: ACL and Related Coverage Ratios by Portfolio
	December 31,
	2022			2021
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$51,836	$581	1.12%	$44,500	$555	1.25%
Commercial real estate	28,865	456	1.58	14,264	220	1.54
Leases	1,479	23	1.59	1,586	46	2.92
Total commercial	82,180	1,060	1.29	60,350	821	1.36
Residential mortgages	29,921	207	0.69	22,822	144	0.63
Home equity	14,043	89	0.63	12,015	82	0.69
Automobile	12,292	131	1.07	14,549	154	1.05
Education	12,808	268	2.09	12,997	308	2.37
Other retail	5,418	228	4.21	5,430	249	4.59
Total retail	74,482	923	1.24	67,813	937	1.38
Total loans and leases	$156,662	$1,983	1.27%	$128,163	$1,758	1.37%
Allowance for Unfunded Lending Commitments
Commercial(1)		$207	1.54%		$153	1.61%
Retail(2)		50	1.31		23	1.42
Total allowance for unfunded lending commitments		257			176
Allowance for credit losses	$156,662	$2,240	1.43%	$128,163	$1,934	1.51%
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

Citizens Financial Group, Inc. | 50

Table 13: Nonaccrual Loans and Leases
	December 31,
(dollars in millions)	2022	2021	Change		Percent
Commercial and industrial	$249	$171	$78		46%
Commercial real estate	103	11	92		NM
Leases	—	1	(1)		(100)
Total commercial	352	183	169		92
Residential mortgages(1)	234	201	33		16
Home equity	241	220	21		10
Automobile	56	55	1		2
Education	33	23	10		43
Other retail	28	20	8		40
Total retail	592	519	73		14
Nonaccrual loans and leases	$944	$702	$242		34%
Nonaccrual loans and leases to total loans and leases	0.60%	0.55%	5	bps
Allowance for loan and lease losses to nonaccrual loans and leases	210	251	(41%)
Allowance for credit losses to nonaccrual loans and leases	237	276	(39%)
(1) Loans fully or partially guaranteed by the FHA, VA or USDA are classified as accruing.

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	December 31,
	2022			2021
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$51	$50,002	0.10%	$124	$43,512	0.28%
Commercial real estate	1	24,746	—	22	14,515	0.15
Leases	—	1,521	(0.03)	18	1,742	1.06
Total commercial	52	76,269	0.07	164	59,769	0.27
Residential mortgages	(1)	27,759	—	(3)	20,636	(0.01)
Home equity	(28)	13,057	(0.22)	(42)	11,901	(0.35)
Automobile	36	13,729	0.26	16	12,972	0.12
Education	59	13,047	0.45	50	12,666	0.39
Other retail	152	5,483	2.77	140	5,607	2.49
Total retail	218	73,075	0.30	161	63,782	0.25
Total loans and leases	$270	$149,344	0.18%	$325	$123,551	0.26%
The NCO ratio decreased 8 basis points compared to 2021.
The retail NCO ratio remained relatively flat compared to 2021. The commercial NCO ratio decreased compared to 2021, as credit performance remained strong.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. The portfolio is predominantly focused on customers in our footprint and adjacent states in which we have a physical presence where our local delivery model provides for strong client connectivity. Additionally, we do business in certain specialized industry sectors on a national basis.

Citizens Financial Group, Inc. | 51

We utilize regulatory classification ratings to monitor credit quality for commercial loans and leases. For more information on regulatory classification ratings see Note 6. The amortized cost basis of commercial loans and leases based on regulatory classification ratings is presented below:

Table 15: Commercial Loans and Leases by Regulatory Classification
	December 31, 2022
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$48,716	$1,072	$1,885	$163	$51,836
Commercial real estate	26,486	887	1,425	67	28,865
Leases	1,448	21	10	—	1,479
Total commercial	$76,650	$1,980	$3,320	$230	$82,180

	December 31, 2021
		Criticized
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$42,254	$809	$1,294	$143	$44,500
Commercial real estate	13,319	406	528	11	14,264
Leases	1,512	49	24	1	1,586
Total commercial	$57,085	$1,264	$1,846	$155	$60,350
Total commercial criticized balances of $5.5 billion at December 31, 2022 increased $2.3 billion compared with December 31, 2021. Commercial criticized as a percent of total commercial of 6.7% at December 31, 2022 increased from 5.4% at December 31, 2021.
Commercial and industrial criticized balances of $3.1 billion at December 31, 2022 increased from $2.2 billion at December 31, 2021, driven by the Investors acquisition, and the impact of the macroeconomic environment and interest rates. Commercial and industrial criticized as a percent of total commercial and industrial was 6.0% at December 31, 2022 and 5.0% at December 31, 2021. Commercial and industrial criticized loans represented 57% of total criticized loans at December 31, 2022 compared to 69% at December 31, 2021.
Commercial real estate criticized balances of $2.4 billion increased from $945 million at December 31, 2021, driven by the Investors acquisition, and the impacts of interest rates and return-to-office dynamics on the Office sector. Commercial real estate criticized as a percent of total commercial real estate increased to 8.2% at December 31, 2022 from 6.6% at December 31, 2021. Commercial real estate accounted for 43% of total criticized loans at December 31, 2022, compared to 29% at December 31, 2021.

Citizens Financial Group, Inc. | 52

Table 16: Commercial Loans and Leases
	December 31, 2022		December 31, 2021
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Sector
Finance and insurance
Capital call facilities	$6,753	4%	$5,633	4%
Other	5,310	3	3,668	3
Other manufacturing	4,474	3	4,087	3
Technology	4,367	3	4,220	3
Accommodation and food services	3,572	2	3,438	3
Health, pharma, and social assistance	3,056	2	2,912	2
Professional, scientific, and technical services	3,067	2	2,665	2
Wholesale trade	2,955	2	2,358	2
Retail trade	2,391	2	2,237	2
Other services	2,713	2	2,051	2
Energy and related	2,299	1	2,017	2
Real estate and rental and leasing	1,542	1	739	—
Consumer products manufacturing	1,511	1	1,192	1
Administrative and waste management services	1,710	1	1,396	1
Arts, entertainment, and recreation	1,587	1	1,189	1
Automotive	1,316	1	1,172	1
All other(1)	3,091	2	2,739	2
Total commercial and industrial	51,715	33	43,713	34
Property type
Multi-family	8,696	6	2,253	2
Office	6,253	4	5,234	4
Retail	3,208	2	1,433	1
Industrial	3,344	2	1,753	1
Co-op	1,824	1	—	—
Data centers	870	1	204	—
Hospitality	638	—	471	—
All other(1)	4,032	2	2,916	3
Total commercial real estate	28,865	18	14,264	11
Total leases	1,479	1	1,586	1
Total commercial(2)	$82,059	52%	$59,563	46%
(1) Includes deferred fees and costs.
(2) Excludes PPP loans of $121 million and $787 million as of December 31, 2022 and 2021, respectively.
Retail Loan Asset Quality
We utilize credit scores provided by FICO, which are generally refreshed on a quarterly basis, and payment and delinquency status to monitor credit quality for retail loans. Management believes FICO credit scores are the strongest indicator of potential credit losses over the contractual life of the loan. These scores represent current and historical national industry-wide consumer level credit performance data, which management considers to predict a borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions. However, we do lend selectively in areas outside the footprint, primarily in automobile finance and education lending.

Citizens Financial Group, Inc. | 53

Table 17: Retail Loan Portfolio Analysis
	December 31, 2022					December 31, 2021
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	97.68%	0.32%	0.15%	1.07%	0.78%	96.03%	0.45%	0.23%	2.41%	0.88%
Home equity	97.68	0.46	0.14	—	1.72	97.75	0.32	0.10	—	1.83
Automobile	97.93	1.24	0.37	—	0.46	98.45	0.90	0.27	—	0.38
Education	99.30	0.28	0.13	0.03	0.26	99.45	0.26	0.10	0.01	0.18
Other retail	97.71	0.81	0.55	0.41	0.52	98.18	0.74	0.42	0.29	0.37
Total retail	98.02%	0.52%	0.21%	0.46%	0.79%	97.69%	0.51%	0.20%	0.83%	0.77%
(1) 90+ days past due and accruing includes $316 million and $544 million of loans fully or partially guaranteed by the FHA, VA, and USDA at December 31, 2022 and 2021, respectively.
For more information on the aging of accruing and nonaccrual retail loans see Note 6.

Table 18: Retail Asset Quality Metrics
	December 31, 2022	December 31, 2021
Average refreshed FICO for total portfolio	770	768
CLTV ratio for secured real estate(1)	50%	56%
Nonaccrual retail loans as a percentage of total retail	0.79%	0.77%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
Troubled Debt Restructurings
In the first quarter of 2020, the CARES Act and interagency guidance exempted from TDR classification COVID-related modified retail and commercial loans that met certain eligibility criteria. While relief provisions under the CARES Act expired on December 31, 2021, we generally do not consider loans that were modified before January 1, 2022 that met eligibility criteria under the CARES Act to be TDRs.
For additional information regarding TDRs see Note 6.

Table 19: Accruing and Nonaccrual Troubled Debt Restructurings
	December 31, 2022
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$130	0.8%	—%	$116	$246
Commercial real estate	—	—	—	10	10
Total commercial	130	0.8	—	126	256
Residential mortgages(1)	575	3.9	14.9	73	648
Home equity	154	0.2	—	78	232
Automobile	6	0.1	—	9	15
Education	99	0.4	0.3	21	120
Other retail	17	0.2	—	2	19
Total retail	851	4.8	15.2	183	1,034
Total	$981	5.6%	15.2%	$309	$1,290

Citizens Financial Group, Inc. | 54

	December 31, 2021
		As a % of Accruing TDRs
(dollars in millions)	Accruing	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$196	—%	—%	$74	$270
Commercial real estate	1	—	—	9	10
Total commercial	197	—	—	83	280
Residential mortgages(1)	295	2.9	12.0	42	337
Home equity loans	183	0.6	—	74	257
Automobile	8	0.2	—	22	30
Education	112	0.5	0.1	11	123
Other retail	20	0.2	—	2	22
Total retail	618	4.5	12.1	151	769
Total	$815	4.5%	12.1%	$234	$1,049
(1) Includes $146 million and $98 million in 90+ days past due and accruing that are fully or partially guaranteed by the FHA, VA, and USDA at December 31, 2022 and 2021, respectively.
Deposits

Table 20: Composition of Deposits
	December 31,
(dollars in millions)	2022	2021	Change	Percent
Demand	$49,283	$49,443	($160)	—%
Money market	49,905	47,216	2,689	6
Checking with interest	39,721	30,409	9,312	31
Savings	29,805	22,030	7,775	35
Term	12,010	5,263	6,747	128
Total deposits	$180,724	$154,361	$26,363	17%
    The increase in total deposits as of December 31, 2022 compared to December 31, 2021 is driven by $25.4 billion of period-end balances from the HSBC transaction and Investors acquisition.
Total estimated uninsured deposits are $88.9 billion and $77.9 billion as of December 31, 2022 and 2021, respectively.

Table 21: Term Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(in millions)	December 31, 2022
Three months or less	$879
After three months through six months	33
After six months through twelve months	234
After twelve months	100
Total term deposits(1)	$1,246
(1) Includes term deposits per account in excess of $250,000.
Borrowed Funds
Total borrowed funds of $15.9 billion as of December 31, 2022 increased $8.9 billion compared to December 31, 2021, primarily driven by FHLB advances acquired from Investors as part of the acquisition. For more information regarding our borrowed funds see “—Liquidity” and Note 13.

Citizens Financial Group, Inc. | 55

CAPITAL AND REGULATORY MATTERS
As a BHC and FHC, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. For more information, see the “Regulation and Supervision” section in Item 1.
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed changes to regulatory capital requirements. Key analytical frameworks, including scenario analysis and stress testing, supplement our base line forecast to help inform a range of potential outcomes. A governance framework supports our capital planning process, including capital management policies and procedures that document capital adequacy metrics and limits, as well as our Capital Contingency Plan and the active engagement of both the legal-entity boards and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy feed development of a single capital plan covering us and our banking subsidiary that is periodically submitted to the FRB. We prepare this plan in full compliance with the FRB’s Capital Plan Rule and we participate annually in the FRB’s horizontal capital review, which is the FRB’s assessment of specific capital planning areas, as part of their normal supervisory process.
Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluation of the capital adequacy and capital planning processes during off-cycle years. Annually, the FRB requires us to submit a capital plan approved by our Board of Directors or one of its committees. We submitted our 2022 Capital Plan to the FRB on April 4, 2022, and must submit our 2023 Capital Plan by April 5, 2023. We expect the FRB to provide us with our preliminary SCB requirement in June 2023 and our final SCB requirement by August 31, 2023. The final SCB requirement will become effective on October 1, 2023 and will remain in effect until September 30, 2024. For more information, see the “Tailoring of Prudential Requirements” section in Item 1.
Under the SCB framework, the FRB will not object to capital plans on quantitative grounds and each firm is required to maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments.
For Category IV firms, like us, the SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. On August 4, 2022, the FRB announced, based on the results of the 2022 CCAR supervisory stress tests, that our SCB will remain at 3.4% through September 30, 2023. To incorporate the effects of the Investors acquisition on our capital requirements, the FRB will require that we participate in the 2023 CCAR supervisory stress test.
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

Citizens Financial Group, Inc. | 56

Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC, our SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
Under the U.S. Basel III rules, the CET1 deduction threshold for MSRs, certain deferred tax assets and investments in the capital of unconsolidated financial institutions is 25%. As of December 31, 2022, we did not meet the threshold for these additional capital deductions. MSRs or certain deferred tax assets not deducted from CET1 capital are assigned a 250% risk weight and investments in the capital of unconsolidated financial institutions not deducted from CET1 capital are assigned an exposure category risk weight.
In reaction to the COVID disruption, the federal banking regulators adopted a final rule relative to regulatory capital treatment of the ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period will phase-in the reversal of the aggregate amount of the capital benefit provided during the initial two-year delay. On December 31, 2021, the aggregate amount of capital benefit was $384 million. The reduction in the capital benefit in 2022 was $96 million, or approximately 6 basis points.
The table below presents our actual regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 22: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2022		December 31, 2021		Required Minimum Capital Ratios(1)
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$18,574	10.0%	$15,656	9.9%	7.9%
Tier 1 capital	20,588	11.1	17,670	11.1	9.4
Total capital	23,755	12.8	20,244	12.7	11.4
Tier 1 leverage	20,588	9.3	17,670	9.7	4.0
Risk-weighted assets	185,224		158,831
Quarterly adjusted average assets(2)	220,779		181,800
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4%. The SCB is not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At December 31, 2022, our CET1 ratio increased, given the common stock issued in connection with the Investors acquisition and net income, partially offset by a $26.4 billion increase in RWA, higher goodwill and intangibles related to the HSBC transaction and Investors acquisition, dividends and a decrease in the modified CECL transition amount as we entered the first year of the CECL three-year transition period. The Tier 1 capital ratio was flat compared to 2021. The total capital ratio increased due to the changes in the CET1 capital ratio described above, combined with a net increase in subordinated debt and AACL related to the Investors acquisition, partially offset by a reduction in the modified AACL transition amount. At December 31, 2022, our CET1 capital, tier 1 capital and total capital ratios were approximately 210 basis points, 170 basis points and 140 basis points, respectively, above their required minimums.
Both the Company and CBNA are subject to the standardized approach for determining RWA. At December 31, 2022, the Company’s RWA totaled $185.2 billion, up $26.4 billion from December 31, 2021, largely driven by the Investors acquisition.
As of December 31, 2022, the tier 1 leverage ratio was 9.3%, down from 9.7% at December 31, 2021, driven by an increase in quarterly adjusted average assets of $39.0 billion, partially offset by higher tier 1 capital.

Citizens Financial Group, Inc. | 57

Table 23: Capital Composition Under the U.S. Basel III Capital Framework
(in millions)	December 31, 2022	December 31, 2021
Total common stockholders’ equity	$21,676	$21,406
Exclusions:
Modified CECL transitional amount	288	384
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt and equity securities	2,771	156
Derivatives	1,416	160
Unamortized net periodic benefit costs	373	349
Deductions:
Goodwill, net of deferred tax liability	(7,780)	(6,733)
Other intangible assets, net of deferred tax liability	(170)	(66)
Deferred tax assets that arise from tax loss and credit carryforwards	—	—
Total common equity tier 1 capital	18,574	15,656
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,588	17,670
Qualifying subordinated debt(1)	1,427	1,138
Allowance for credit losses	2,240	1,934
Exclusions from tier 2 capital:
Modified AACL transitional amount	(374)	(498)
Allowance on PCD assets	(126)	—
Adjusted allowance for credit losses	$1,740	$1,436
Total capital	$23,755	$20,244
(1) As of December 31, 2022 and 2021, the amount of non-qualifying subordinated debt excluded from regulatory capital was $367 million and $420 million, respectively. See Note 13 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during 2022:
•Repurchased $150 million of our outstanding common stock as part of our Board approved plan;
•Issued $400 million of 5.641% fixed-rate reset subordinated notes in the second quarter;
•Declared and paid quarterly common stock dividends of $0.39 per share in the first and second quarter and $0.42 in the third and fourth quarter, aggregating to $779 million; and
•Declared and paid preferred stock dividends aggregating to $113 million.
For additional detail regarding our common and preferred stock dividends see Note 17.
In June 2022, our Board of Directors increased our common share repurchase authorization to $1.0 billion, which was an increase of $545 million above the $455 million of capacity remaining under the prior $750 million January 2021 authorization. As of December 31, 2022 we had $850 million available for future share repurchases under this authorization. In July 2022, our Board of Directors approved a three-cent increase in our quarterly common stock dividend to $0.42 per share. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations.

Citizens Financial Group, Inc. | 58

Banking Subsidiary’s Capital

Table 24: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2022		December 31, 2021
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio
CET1 capital	$20,669	11.2%	$17,039	10.7%
Tier 1 capital	20,669	11.2	17,039	10.7
Total capital	23,534	12.7	19,600	12.4
Tier 1 leverage	20,669	9.4	17,039	9.4
Risk-weighted assets	184,781		158,550
Quarterly adjusted average assets(1)	220,182		181,268
(1) Represents total average assets less certain amounts deducted from Tier 1 capital.
CBNA’s CET1 and tier 1 capital totaled $20.7 billion at December 31, 2022, up $3.6 billion from $17.0 billion at December 31, 2021. This increase related to a capital contribution from the Parent Company in connection with the Investors acquisition as well as CBNA’s net income, partially offset by higher goodwill and intangibles related to the HSBC transaction and Investors acquisition, a dividend payment to the Parent Company and a decrease in the modified CECL transition amount as we entered the first year of the CECL three-year transition period. Total capital was $23.5 billion at December 31, 2022, an increase of $3.9 billion from $19.6 billion at December 31, 2021, driven by the change in CET1 capital and an increase in AACL related to the Investors acquisition, partially offset by a reduction in the modified AACL transition amount.
CBNA’s RWA totaled $184.8 billion at December 31, 2022, up $26.2 billion from December 31, 2021, largely driven by the Investors acquisition.
As of December 31, 2022, CBNA’s tier 1 leverage ratio remained flat at 9.4% as the increase in quarterly adjusted average assets was offset by higher tier 1 capital.
LIQUIDITY
We define liquidity as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. An institution, such as us, must maintain operating liquidity to meet expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity, including at the Parent Company and CBNA level.
Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA resulting from investing in bank equity and subordinated debt as well as externally issued preferred stock, senior debt and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; the needs of subsidiaries, including CBNA for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company has relied on wholesale borrowings, uses also include payments of related principal and interest.
During the year ended December 31, 2022, the Parent Company issued $400 million of 5.641% fixed-rate reset subordinated notes.
During the years ended December 31, 2022 and 2021, the Parent Company declared dividends on common stock of $779 million and $670 million, respectively, and declared dividends on preferred stock of $113 million.
During the years ended December 31, 2022 and 2021, the Parent Company repurchased $153 million and $295 million, respectively, of its outstanding common stock.

Citizens Financial Group, Inc. | 59

Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $1.6 billion and $2.3 billion as of December 31, 2022 and 2021, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 101.2% and 98.5% as of December 31, 2022 and 2021, respectively.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “—Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt see Note 13.
During the year ended December 31, 2022, CBNA completed the following transactions:
•Issued $650 million of 4.119% fixed-to-floating rate senior notes;
•Issued $800 million of 4.575% fixed-to-floating rate senior notes;
•Issued $600 million of 6.064% fixed-to-floating rate senior notes; and
•Redeemed $1.0 billion and $750 million of senior notes due February and May 2022, respectively.
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

Citizens Financial Group, Inc. | 60

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard and Poor’s, and Fitch.

Table 25: Credit Ratings
December 31, 2022
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	NR	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	NR	BBB	BBB
Preferred Stock	NR	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not Rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At December 31, 2022, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA, and collateralized advances from the FHLB.
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
Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements, contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events, and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish these goals by funding loans with stable deposits, by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding, and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities. As of December 31, 2022:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 86.7%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $72.3 billion;
•Contingent liquidity was $48.1 billion, consisting of unencumbered high-quality liquid securities of $27.6 billion, unused FHLB capacity of $11.5 billion, and our cash balances at the FRB of $9.0 billion; and
•Available discount window capacity was $24.2 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans. Use of this borrowing capacity would be considered only during exigent circumstances.

Citizens Financial Group, Inc. | 61

For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2022, 2021 and 2020, see the Consolidated Statements of Cash Flows in Item 8.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including customer deposit maturities and withdrawals, debt service, lease obligations and other cash commitments. For more information regarding these obligations, see Notes 9, 12 and 13.
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 19.
CRITICAL ACCOUNTING ESTIMATES
Our audited Consolidated Financial Statements included in this Report are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our audited Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. See Note 1 for further discussion of our significant accounting policies.
Allowance for Credit Losses
The ACL increased from $1.9 billion at December 31, 2021 to $2.2 billion at December 31, 2022.
Our ACL as of December 31, 2022 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6%, peak-to-trough GDP decline of approximately 1.4%, and collateral value peak-to-trough declines of approximately 13% in home and approximately 16% in used auto and truck. This forecast incorporates the increased risk of a moderate recession beginning in the fourth quarter of 2022 and persisting for four consecutive quarters. This compares to our December 31, 2021 forecast which reflected 2022 real GDP growth of 2.8% and an average unemployment rate of 6%, and 2023 real GDP growth of 2.1% and average unemployment rate of 4.3%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that monetary tightening triggers a deeper real GDP contraction across our two-year reasonable and supportable forecast period, resulting in a 1.7% peak-to-trough decline in real GDP. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.17x our modeled period-end ACL, or an increase of approximately $300 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.

Citizens Financial Group, Inc. | 62

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
For additional information regarding the ACL, see Note 1 and Note 6.
Fair Value
We asses the fair value of assets and liabilities by applying various valuation methodologies which often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Quoted market prices are used to estimate the fair value of certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale. Assumptions are used to estimate the fair value of items for which an observable active market does not exist. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments.
Assumptions management uses to estimate the fair value of items for which an observable active market does not exist include discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different estimates of fair value, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information.
In addition to valuation, we must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the Consolidated Statements of Operations. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others.
For additional information regarding our fair value measurements, see Notes 1, 2, 4, 5, 6, 8, 9, 10, 14, 15 and 20 in Item 8.

Citizens Financial Group, Inc. | 63

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of December 31, 2022

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

•Required effective date: January 1, 2023, with early adoption permitted. We did not early adopt this Pronouncement.

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

•Required effective date: January 1, 2023, with early adoption permitted. We did not early adopt this Pronouncement.

•Adoption is not expected to have a material impact on our Consolidated Financial Statements.

Citizens Financial Group, Inc. | 64

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
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee, chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile and seeks confirmation that the risks are being appropriately identified, assessed and mitigated. Reporting to the Executive Risk Committee are the following committees covering specific areas of risk: Compliance and Operational Risk, Model Risk, Credit Policy, Asset Liability, Business Initiatives Review, and Conduct and Ethics.
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

Citizens Financial Group, Inc. | 65

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

Citizens Financial Group, Inc. | 66

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
Commercial
On the Commercial Banking side of credit risk, risk management begins with defined credit products and policies and is separated into commercial and industrial loans, CRE and leases. Within commercial and industrial loans and leases there are separate verticals established for certain specialty products (e.g., asset-based lending, leasing, franchise finance, health care, technology and mid-corporate). A “specialty vertical” is a stand-alone team of industry or product specialists. Substantially all activity that falls under the ambit of the defined industry or product is managed through a specialty vertical when one exists. CRE also operates as a specialty vertical.
Commercial transactions are subject to individual analysis and approval at origination and, with few exceptions, are subject to a formal annual review requirement. The underwriting process includes the establishment and approval of credit grades that confirm the PD and LGD. All material transactions then require the approval of both a business line approver and an independent credit approver with the requisite level of delegated authority. The approval level of a particular credit facility is determined by the size of the credit relationship as well as the PD. The checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. All authority to grant credit is delegated through the independent Credit Risk function and is closely monitored and updated regularly.
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
MARKET RISK
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including the hedging of interest rate and foreign exchange risk. As described below, more material market risk arises from our non-trading banking activities, such as the origination of loans and deposit-gathering. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage market risk for both non-trading and trading activities.

Citizens Financial Group, Inc. | 67

Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs.
Interest Rate Risk
Interest rate risk emerges from the balance sheet after the aggregation of our assets, liabilities and equity. We refer to this non-trading risk embedded in the balance sheet as “structural interest rate risk” or “interest rate risk in the banking book.”
A major source of structural interest rate risk is a difference in the repricing of assets relative to liabilities and equity. There are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in the benchmark rate, while the rate paid on debt or certificates of deposit may be fixed for a longer period. There may also be differences in the drivers of rate changes. Loans may be tied to a specific index rate such as LIBOR or Prime, while deposits may be only loosely correlated with LIBOR and dependent upon competitive demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
Another important source of structural interest rate risk relates to the potential exercise of explicit or embedded options. For example, most consumer loans can be prepaid without penalty and most consumer deposits can be withdrawn without penalty. The exercise of such options by customers can exacerbate the timing differences discussed above.
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
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. The repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities, as well as the pace of mortgage prepayments are the most significant behavioral assumptions. For projections of deposit rates, the bank utilizes product level models that consider the specific product characteristics and composition of the deposit portfolio along with current and forward-looking market dynamics. Similarly, the bank employs dynamic prepayment and mortgage rate models to project prepayment behaviors specific to each of our product offerings. These models have been developed based on internal performance data over prior interest rate cycles and are calibrated to our experience and outlook for rates across a diverse set of market environments. We assess our models and assumptions periodically by running sensitivity analyses to determine the impact of changes to inputs or assumptions on our risk results. The results of these analyses are reported to the Asset Liability Committee.

Citizens Financial Group, Inc. | 68

Since we cannot predict the future path of interest rates, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario, as well as a variety of extreme and unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenario is compared to net interest income in a base case where market forward rates are realized.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limits established and monitored by senior management. While an instantaneous and severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would be more gradual and, therefore, have a more modest impact.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 26: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2022	2021
Instantaneous Change in Interest Rates
+200	4.8%	19.4%
+100	2.4	10.2
-100	(2.5)	(8.5)
-200	(5.6)	(8.5)
Gradual Change in Interest Rates
+200	2.7%	10.1%
+100	1.4	5.2
-100	(1.4)	(6.0)
-200	(3.0)	(7.7)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200-basis point gradual increase in rates was 2.7% on December 31, 2022, compared with 10.1% on December 31, 2021. The change reflects rising base net interest income, including the impact of the Investors acquisition, and our ongoing hedge activity, which locks in higher forward rates and reduces our exposure to evolving downside risks. This reduction in asset sensitivity is partially offset by growth and a mix shift towards a higher proportion of floating rate consumer and commercial lending. Current levels of asset sensitivity will continue to provide upside benefit to net interest income as we progress through a period of expected higher short-term policy rates from the FRB. Changes in interest rates can also affect risk management activities, which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
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
We use interest rate contracts to manage the interest rate exposure to the variability in the interest cash flows on our floating-rate assets and floating-rate wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances.

Citizens Financial Group, Inc. | 69

Table 27: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	December 31, 2022				December 31, 2021
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Swaps - conventional ALM(1)
Cash flow - receive fixed/pay variable
Active	$15,750	3.9	1.9%	4.4%	$16,250	3.7	1.0%	0.1%
Forward-starting(2)	15,500	3.5	3.0	4.5	—	—	—	—
Cash flow - pay fixed/receive variable	—	—	—	—	3,000	2.5	0.1	1.7
Fair value - receive fixed/pay variable	1,000	1.6	2.7	4.7	2,200	1.3	2.5	0.2
Fair value - pay fixed/receive variable	—	—	—	—	2,000	2.7	0.1	1.5
Total	32,250				23,450
Forward-starting cash flow - basis swaps(3)(4)	7,000	3.3	4.4	4.4	—	—	—	—
Total swaps	$39,250				$23,450
Options
Interest rate collars(5)(6)	$1,500	2.8	2.6	3.9	$—	—	—	—
(1) We use interest rate contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and wholesale funding, as well as the variability in the fair value of AFS securities.
(2) As of December 31, 2022, start dates range from the first quarter of 2023 to the third quarter of 2024.
(3) As of December 31, 2022, start dates range from the third quarter of 2023 to the third quarter of 2024.
(4) Receive and pay rates represent SOFR and 1-month term SOFR, respectively.
(5) Represents forward-starting interest rate collars with effective dates ranging from the fourth quarter of 2023 to the second quarter of 2024.
(6) Receive and pay rates represent the minimum interest rate received for interest rate floors and the maximum interest rate paid for interest rate caps, respectively.

Table 28: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Year Ended December 31,
(in millions)	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($1,806)	($66)
Amount of pre-tax net gains (losses) reclassified from OCI into interest income	(111)	183
Amount of pre-tax net gains (losses) reclassified from OCI into interest expense	(4)	(48)
Using the interest rate curve at December 31, 2022 with respect to cash flow hedge strategies, we estimate that approximately $704 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months. This amount could differ from amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges after December 31, 2022.

LIBOR Transition
Many of our lending products, securities, derivatives, and other financial transactions utilize the LIBOR benchmark rate, requiring us to develop plans for its discontinuance. In 2018, we formed a LIBOR Transition Program (“the Program”) designed to guide the organization through the planned discontinuation of LIBOR. The Program, with direction and oversight from our Chief Financial Officer, is responsible for developing, maintaining and executing against a coordinated strategy to ensure a timely and orderly transition from LIBOR. The Program is structured to address various initiatives including program governance, transition management, communications, exposure management, new alternative reference rate product delivery, risk management, contract remediation, operations and technology readiness, and regulation impacts. On a quarterly basis we track and review the risks associated with the LIBOR transition with a focus on the identification of mitigation actions.

Citizens Financial Group, Inc. | 70

The ARRC recommended that banks be systemically and operationally capable of supporting transactions in alternative reference rates, such as SOFR, by the end of September 2020. Guided by this milestone, we are systemically and operationally prepared to support alternative reference rate transactions. On March 5, 2021, the FCA formally announced the future cessation or loss of representation of the LIBOR benchmark settings currently published by the ICE Benchmark Administration. Further, the FCA stated that the 1-week and 2-month U.S. Dollar LIBOR rates will cease as of December 31, 2021 and all other U.S. Dollar LIBOR tenors will cease as of June 30, 2023. With the FRB, OCC, and FDIC (collectively, the agencies) supporting this announcement, the Program adjusted LIBOR transition activities and timelines accordingly. The agencies urged market participants to stop entering into new U.S. Dollar LIBOR contracts as soon as practicable, but no later than the end of 2021. We moved new originations to alternative reference rates over the course of 2021 in anticipation of this deadline. However, our plans for legacy contract remediation now extend through mid-2023 given the FCA announcement. More broadly, program governance remains robust, and progress has been made in the above-outlined initiatives as management continues to closely monitor industry and regulatory developments pertaining to the transition.
Upon commencement of the Program, we conducted an impact assessment to identify all areas that were likely to be impacted by the LIBOR transition. The impact assessment identified where LIBOR-related products, systems, models, policies and procedures existed. We used the assessment results to develop a robust transition roadmap and an implementation plan, which continues to evolve, based on market and regulatory developments. Key LIBOR transition efforts over the course of 2022 included, but are not limited to, the following:
•Upgraded standard form provisions and issued implementation guidance to require the use of reference rate fallback language in any new and existing LIBOR contracts in connection with contract amendments made in the ordinary course of business;
•Offered new product issuances with alternative reference rates;
•Launched remediation of existing LIBOR loans and derivatives to alternative reference rates;
•Completed operational readiness of systems, models and applications to handle all potential alternative reference rates;
•Analyzed existing fallback language in legacy contracts to devise a strategy for those requiring remediation;
•Continued to develop and enhance internet and intranet sites for the LIBOR transition; and
•Participated in industry and ARRC working groups to ascertain market developments and assess the impact to us and our customers.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to partially finance merger and acquisition transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, potential loss, and sub-limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility and yield curve.
As part of our overall risk management strategy relative to the fair market value of the MSRs we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of December 31, 2022 and 2021, the fair value of our MSRs was $1.5 billion and $1.0 billion, respectively, and the total notional amount of related derivative contracts was $12.9 billion and $11.8 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.

Citizens Financial Group, Inc. | 71

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
We record these rate and commodity derivatives and foreign exchange contracts as derivative assets and liabilities on our Consolidated Balance Sheets. Trading assets and liabilities are carried at fair value with income earned related to these activities included in net interest income. Changes in the fair value of trading assets and liabilities are reflected in other income, a component of noninterest income on the Consolidated Statements of Operations.
Market Risk Governance
The market risk limit setting process is established in-line with the formal enterprise risk appetite process and policy. This appetite reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries of how much market risk to assume. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business and/or trading desk is permitted to operate, which is reviewed annually at a minimum. Dealing authorities are structured to accommodate client facing trades and hedges needed to manage the risk profile. Primary responsibility for keeping within established tolerances resides with the business. Key risk indicators, including VaR, open foreign currency positions and single name risk, are monitored daily and reported against tolerances consistent with our risk appetite and business strategy to relevant business line management and risk counterparts.
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

Citizens Financial Group, Inc. | 72

VaR Overview
The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain broadly unaltered over the course of a given holding period. It is assumed that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. VaR’s benefit is that it captures the historic correlations of a portfolio. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading and high yield bond desks’ Specific Risk capital, which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure (used as the basis of the main VaR trading limits) is a 99% confidence level with a one day holding period, meaning that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is done at a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two-business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2022 and 2021, respectively, including high, low, average and period end VaR for interest rate and foreign exchange rate risks, as well as total VaR.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule all our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 29: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(in millions)	For the Three Months Ended December 31, 2022				For the Three Months Ended December 31, 2021
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$3	$2	$3	$1	$2	$1	$2	$—
Foreign Exchange Currency Rate	—	—	—	—	—	1	2	—
Credit Spread	2	2	2	2	3	7	10	3
Commodity	—	—	—	—	—	—	—	—
General VaR	5	3	5	2	6	8	10	5
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$3	$5	$2	$6	$8	$10	$5
Stressed General VaR	$12	$10	$15	$6	$8	$9	$12	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$12	$10	$15	$6	$8	$9	$12	$6
Market Risk Regulatory Capital	$39				$50
Specific Risk Not Modeled Add-on	20				20
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$59				$70
Market Risk-Weighted Assets	$739				$877
Stressed VaR
SVaR is an extension of VaR as it uses a longer historical look-back horizon that is fixed from January 3, 2005. This is done not only to identify headline risks from more volatile periods, but also to provide a counterbalance to VaR, which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. In addition to risk management purposes, SVaR is also a component of market risk regulatory capital. We calculate SVaR daily under its own dynamic window regime. In a dynamic window regime values of the ten-day, 99% VaR are calculated over all possible 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for details of SVaR metrics, including high, low, average and period end SVaR for the combined portfolio.

Citizens Financial Group, Inc. | 73

Sensitivity Analysis
Sensitivity analysis is the measure of exposure to a single risk factor, such as a one basis point change in rates or credit spread. We conduct and monitor sensitivity on interest rates, basis spreads, foreign exchange exposures, option prices and credit spreads. Since VaR is based on previous moves in market risk factors over recent periods, it may not be an accurate predictor of future market moves. Sensitivity analysis complements VaR as it provides an indication of risk relative to each factor irrespective of historical market moves and is an effective tool in evaluating the appropriateness of hedging strategies and concentrations.
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for selected time periods corresponding to the most volatile underlying returns, while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from our trading activities that may not be fully captured by our other risk measurement methodologies. Hypothetical scenarios also assume that market moves happen simultaneously and no repositioning or hedging activity takes place to mitigate losses as market events unfold. We generate stress tests of our trading positions daily. For example, we currently include a stress test that simulates a “Lehman-type” crisis scenario by taking the worst 20-trading day peak to trough moves for the various risk factors that go into VaR from that period, and assumes they occurred simultaneously.
VaR Model Review and Validation
Market risk measurement models used are independently reviewed and subject to ongoing performance analysis by the model owners. The independent review and validation focuses on model methodology, market data, and performance. Independent review of market risk measurement models is the responsibility of Citizens’ Model Risk Management and Validation team. Aspects covered include challenging the assumptions used, the quantitative techniques employed and the theoretical justification underpinning them, and an assessment of the soundness of the required data over time. The quantitative impact of the major underlying modeling assumptions is estimated (e.g., through developing alternative models), if possible. Results of such reviews are shared with our banking regulators. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team will conduct internal validation before a new or changed model element is implemented and before a change is made to market data mapping.
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the VaR number is taken as an exception. The level of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. We perform sub-portfolio backtesting as required under the Market Risk Rule, using models approved by our banking regulators for interest rate, credit spread and foreign exchange positions.

Citizens Financial Group, Inc. | 74

The following graph shows our daily net trading revenue and total internal, modeled VaR for the year ended December 31, 2022.
Daily VaR Backtesting

Citizens Financial Group, Inc. | 75

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of non-GAAP financial measures, see “—Introduction — Non-GAAP Financial Measures,” included in this Report. The following tables present computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:
Table 30: Reconciliations of Non-GAAP Measures

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2022	2021
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$2,009	$2,135
Less: Notable items		(31)	—
Noninterest income, Underlying (non-GAAP)	B	$2,040	$2,135
Total revenue, Underlying:
Total revenue (GAAP)	C	$8,021	$6,647
Less: Notable items		(31)	—
Total revenue, Underlying (non-GAAP)	D	$8,052	$6,647
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$4,892	$4,081
Less: Notable items		262	105
Noninterest expense, Underlying (non-GAAP)	F	$4,630	$3,976
Pre-provision profit:
Total revenue (GAAP)	C	$8,021	$6,647
Less: Noninterest expense (GAAP)	E	4,892	4,081
Pre-provision profit (GAAP)		$3,129	$2,566
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	D	$8,052	$6,647
Less: Noninterest expense, Underlying (non-GAAP)	F	4,630	3,976
Pre-provision profit, Underlying (non-GAAP)		$3,422	$2,671
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$474	($411)
Less: Notable items		169	—
Provision (benefit) for credit losses, Underlying (non-GAAP)		$305	($411)
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$2,655	$2,977
Less: Income (loss) before income tax expense (benefit) related to notable items		(462)	(105)
Income before income tax expense, Underlying (non-GAAP)	H	$3,117	$3,082
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$582	$658
Less: Income tax expense (benefit) related to notable items		(110)	(27)
Income tax expense, Underlying (non-GAAP)	J	$692	$685
Effective income tax rate (GAAP)	I/G	21.93%	22.10%
Effective income tax rate, Underlying (non-GAAP)	J/H	22.19	22.21
Net income, Underlying:
Net income (GAAP)	K	$2,073	$2,319
Add: Notable items, net of income tax benefit		352	78
Net income, Underlying (non-GAAP)	L	$2,425	$2,397
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$1,960	$2,206
Add: Notable items, net of income tax benefit		352	78
Net income available to common stockholders, Underlying (non-GAAP)	N	$2,312	$2,284
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,724	$21,025
Return on average common equity	M/O	9.02%	10.49%
Return on average common equity, Underlying (non-GAAP)	N/O	10.64	10.86

Citizens Financial Group, Inc. | 76

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2022	2021
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,724	$21,025
Less: Average goodwill (GAAP)		7,872	7,062
Less: Average other intangibles (GAAP)		181	54
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		413	381
Average tangible common equity	P	$14,084	$14,290
Return on average tangible common equity	M/P	13.91%	15.44%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	16.41	15.98
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$215,061	$185,106
Return on average total assets	K/Q	0.96%	1.25%
Return on average total assets, Underlying (non-GAAP)	L/Q	1.13	1.30
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$215,061	$185,106
Less: Average goodwill (GAAP)		7,872	7,062
Less: Average other intangibles (GAAP)		181	54
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		413	381
Average tangible assets	R	$207,421	$178,371
Return on average total tangible assets	K/R	1.00%	1.30%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	1.17	1.34
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	60.99%	61.40%
Efficiency ratio, Underlying (non-GAAP)	F/D	57.51	59.82
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	25.04%	32.11%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	25.33	32.11
Operating leverage and operating leverage, Underlying:
Increase (decrease) in total revenue		20.68%	(3.74%)
Increase in noninterest expense		19.88	2.25
Operating Leverage		0.80%	(5.99)%
Increase (decrease) in total revenue, Underlying (non-GAAP)		21.15%	(3.74)%
Increase in noninterest expense, Underlying (non-GAAP)		16.46	2.85
Operating Leverage, Underlying (non-GAAP)		4.69%	(6.59)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	492,282,158	422,137,197
Common stockholders’ equity (GAAP)		$21,676	$21,406
Less: Goodwill (GAAP)		8,173	7,116
Less: Other intangible assets (GAAP)		197	64
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	383
Tangible common equity	T	$13,728	$14,609
Tangible book value per common share	T/S	$27.88	$34.61
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	475,959,815	425,669,451
Average common shares outstanding - diluted (GAAP)	V	477,803,142	427,435,818
Net income per average common share - basic (GAAP)	M/U	$4.12	$5.18
Net income per average common share - diluted (GAAP)	M/V	4.10	5.16
Net income per average common share-basic, Underlying (non-GAAP)	N/U	4.86	5.37
Net income per average common share-diluted, Underlying (non-GAAP)	N/V	4.84	5.34

Citizens Financial Group, Inc. | 77

		Year Ended December 31,
(in millions, except share, per share and ratio data)	Ref.	2022	2021
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$1.62	$1.56
Dividend payout ratio	W/(M/U)	39%	30%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	33	29
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 and is incorporated herein by reference.

Citizens Financial Group, Inc. | 78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 79

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report appearing on page 85, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Citizens Financial Group, Inc. | 81

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
Given the size of the loan and lease portfolios and unfunded commitments and the subjective nature of estimating the ACL, including the estimated impact of the factors noted above and related economic forecasting uncertainty, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the ACL for the loan and lease portfolios and unfunded commitments included the following, among others:
•We tested the effectiveness of controls over the (i) selection of the foundational economic forecast, (ii) development, execution. and monitoring of the econometric models, (iii) estimation of management’s adjustments to the modeled reserves in the industry sectors facing challenges in the current macroeconomic environment, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
•With the assistance of credit specialists, we (i) evaluated the reasonableness of the econometric models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the econometric models for estimating expected credit losses, (iii) tested the accuracy of the data input into the econometric models, and (iv) tested the arithmetic accuracy of the models’ calculations of the expected credit losses.

Citizens Financial Group, Inc. | 82

•We (i) evaluated the appropriateness and relevance of the qualitative factors, including management’s consideration of the economic forecasting uncertainty and adjustments to the modeled reserves for the industry sectors facing challenges in the current macroeconomic environment, (ii) tested the accuracy and evaluated the relevance of the historical loss data used in determining the qualitative allowance, (iii) evaluated the reasonableness of the Company’s assessment and determination of the qualitative factors and related impact on the estimation of the qualitative allowance and (iv) tested the arithmetic accuracy of the calculation of the qualitative allowance.
•We tested the arithmetic accuracy of the calculation of the overall ACL and assessed the reasonableness of the related disclosures.
Investors Acquisition – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
On April 6, 2022, Citizens completed its previously announced Investors Bancorp, Inc. (“Investors”) acquisition pursuant to an agreement and plan of merger entered into on July 28, 2021. Pursuant to the terms of the agreement, Investors merged with Citizens, with Citizens as the surviving corporation, and Investors Bank, a New Jersey state-chartered bank and wholly-owned subsidiary of Investors, merged with CBNA, with CBNA as the surviving bank.
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
We identified the valuation of the loans and leases and the core deposit intangible asset as a critical audit matter because these fair value determinations require management to make significant estimates and assumptions. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the acquired loans and leases and the core deposit intangible asset as part of the Investors acquisition included the following, among others:
•We tested the design, implementation, and operating effectiveness of internal controls over the purchase accounting and policy conclusions reached by management, including Management’s determination and review of the valuation methodology and relevant assumptions related to the loans and leases and core deposit intangible asset.

Citizens Financial Group, Inc. | 83

•With the assistance of internal valuation specialists, we (i) evaluated the appropriateness of the valuation methodology used and the reasonableness of the valuation and business assumptions used in the valuation, including the selection of discount rates used in the valuation of the loans and leases and the cost of alternative funds used in the valuation of the core deposit intangible asset, and (ii) assessed the mathematical accuracy of the significant valuation calculations.
•We tested the completeness and accuracy of the source information used in the valuation of the loans and leases and valuation of the core deposit intangible asset.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 17, 2023
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 17, 2023

Citizens Financial Group, Inc. | 85

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2022	2021
ASSETS:
Cash and due from banks	$1,489	$1,155
Interest-bearing cash and due from banks	9,058	8,003
Interest-bearing deposits in banks	303	316
Debt securities available for sale, at fair value (including $270 and $640 pledged to creditors, respectively)(1)	24,007	26,067
Debt securities held to maturity (fair value of $9,042 and $2,289, respectively, and including $110 and $77 pledged to creditors, respectively)(1)	9,834	2,242
Loans held for sale, at fair value	774	2,733
Other loans held for sale	208	735
Loans and leases	156,662	128,163
Less: Allowance for loan and lease losses	(1,983)	(1,758)
Net loans and leases	154,679	126,405
Derivative assets	842	1,216
Premises and equipment, net	844	768
Bank-owned life insurance	3,236	2,843
Goodwill	8,173	7,116
Other intangible assets(2)	197	64
Other assets	13,089	8,746
TOTAL ASSETS	$226,733	$188,409
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$49,283	$49,443
Interest-bearing	131,441	104,918
Total deposits	180,724	154,361
Short-term borrowed funds	3	74
Derivative liabilities	1,909	197
Long-term borrowed funds	15,887	6,932
Other liabilities	4,520	3,425
TOTAL LIABILITIES	203,043	164,989
Commitments and Contingencies (refer to Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at December 31, 2022 and 2021	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 645,220,018 shares issued and 492,282,158 shares outstanding at December 31, 2022 and 571,259,135 shares issued and 422,137,197 shares outstanding at December 31, 2021	6	6
Additional paid-in capital	22,142	19,005
Retained earnings	9,159	7,978
Treasury stock, at cost, 152,937,860 and 149,121,938 shares at December 31, 2022 and 2021, respectively	(5,071)	(4,918)
Accumulated other comprehensive income (loss)	(4,560)	(665)
TOTAL STOCKHOLDERS’ EQUITY	23,690	23,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,733	$188,409
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(2) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 86

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share data)	2022	2021	2020
INTEREST INCOME:
Interest and fees on loans and leases	$5,968	$4,253	$4,719
Interest and fees on loans held for sale	67	82	75
Interest and fees on other loans held for sale	57	13	33
Investment securities	840	487	519
Interest-bearing deposits in banks	128	16	11
Total interest income	7,060	4,851	5,357
INTEREST EXPENSE:
Deposits	651	160	509
Short-term borrowed funds	23	1	2
Long-term borrowed funds	374	178	260
Total interest expense	1,048	339	771
Net interest income	6,012	4,512	4,586
Provision (benefit) for credit losses	474	(411)	1,616
Net interest income after provision (benefit) for credit losses	5,538	4,923	2,970
NONINTEREST INCOME:
Service charges and fees	420	409	403
Capital markets fees	368	428	250
Card fees	273	250	217
Mortgage banking fees	261	434	915
Trust and investment services fees	249	239	203
Foreign exchange and derivative products	188	120	120
Letter of credit and loan fees	159	156	140
Securities gains, net	9	10	4
Other income	82	89	67
Total noninterest income	2,009	2,135	2,319
NONINTEREST EXPENSE:
Salaries and employee benefits	2,549	2,132	2,123
Outside services	700	595	553
Equipment and software	648	610	565
Occupancy	410	333	331
Other operating expense	585	411	419
Total noninterest expense	4,892	4,081	3,991
Income before income tax expense	2,655	2,977	1,298
Income tax expense	582	658	241
NET INCOME	$2,073	$2,319	$1,057
Net income available to common stockholders	$1,960	$2,206	$950
Weighted-average common shares outstanding:
Basic	475,959,815	425,669,451	427,062,537
Diluted	477,803,142	427,435,818	428,157,780
Per common share information:
Basic earnings	$4.12	$5.18	$2.22
Diluted earnings	4.10	5.16	2.22
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 87

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$2,073	$2,319	$1,057
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($466), ($17) and $33, respectively	(1,340)	(49)	97
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $30, ($34) and ($38), respectively	85	(101)	(111)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($868), ($172) and $124, respectively	(2,608)	(528)	382
Reclassification of net debt securities (gains) losses to net income, net of income taxes of ($2), ($2) and ($1), respectively	(7)	(8)	(3)
Employee benefit plans:
Actuarial gain (loss), net of income taxes of ($15), $19 and ($10), respectively	(37)	55	(27)
Reclassification of actuarial (gain) loss to net income, net of income taxes of $2, $7 and $4, respectively	12	26	13
Total other comprehensive income (loss), net of income taxes	(3,895)	(605)	351
Total comprehensive income (loss)	($1,822)	$1,714	$1,408
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 88

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(in millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2	$1,570	433	$6	$18,891	$6,498	($4,353)	($411)	$22,201
Dividends to common stockholders	—	—	—	—	—	(672)	—	—	(672)
Dividends to preferred stockholders	—	—	—	—	—	(107)	—	—	(107)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Treasury stock purchased	—	—	(8)	—	—	—	(270)	—	(270)
Share-based compensation plans	—	—	1	—	30	—	—	—	30
Employee stock purchase plan	—	—	1	—	19	—	—	—	19
Cumulative effect of change in accounting principle	—	—	—	—	—	(331)	—	—	(331)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,057	—	—	1,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	351	351
Total comprehensive income (loss)	—	—	—	—	—	1,057	—	351	1,408
Balance at December 31, 2020	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(670)	—	—	(670)
Dividends to preferred stockholders	—	—	—	—	—	(113)	—	—	(113)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	(3)	—	—	(250)
Treasury stock purchased	—	—	(6)	—	—	—	(295)	—	(295)
Share-based compensation plans	—	—	1	—	43	—	—	—	43
Employee stock purchase plan	—	—	—	—	22	—	—	—	22
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,319	—	—	2,319
Other comprehensive income (loss)	—	—	—	—	—	—	—	(605)	(605)
Total comprehensive income (loss)	—	—	—	—	—	2,319	—	(605)	1,714
Balance at December 31, 2021	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(779)	—	—	(779)
Dividends to preferred stockholders	—	—	—	—	—	(113)	—	—	(113)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	(4)	—	—	—	(153)	—	(153)
Share-based compensation plans	—	—	2	—	77	—	—	—	77
Employee stock purchase plan	—	—	—	—	24	—	—	—	24
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,073	—	—	2,073
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,895)	(3,895)
Total comprehensive income (loss)	—	—	—	—	—	2,073	—	(3,895)	(1,822)
Balance at December 31, 2022	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 89

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$2,073	$2,319	$1,057
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	474	(411)	1,616
Net change in loans held for sale	1,733	1,085	32
Depreciation, amortization and accretion	565	625	578
Deferred income taxes	57	(429)	(238)
Share-based compensation	84	59	48
Net gain on sale of assets	(9)	(11)	(4)
Net (increase) decrease in other assets	(1,894)	(1,719)	(3,979)
Net increase (decrease) in other liabilities	1,036	757	1,001
Net change due to operating activities	4,119	2,275	111
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(10,776)	(12,406)	(9,271)
Proceeds from maturities and paydowns of debt securities available for sale	3,422	7,810	6,943
Proceeds from sales of debt securities available for sale	1,178	790	585
Proceeds from maturities and paydowns of debt securities held to maturity	1,035	1,006	897
Net (increase) decrease in interest-bearing deposits in banks	13	(10)	(9)
Acquisitions, net of cash acquired(1)	(255)	(165)	(3)
Purchases of loans	(1,007)	(3,778)	(3,315)
Sales of loans	2,677	934	3,014
Net (increase) decrease in loans and leases	(7,927)	(3,177)	(4,794)
Capital expenditures, net	(126)	(124)	(118)
Purchases of bank-owned life insurance	(100)	(1,050)	—
Other	(771)	(316)	(65)
Net change due to investing activities	(12,637)	(10,486)	(6,136)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,146	7,197	21,851
Net increase (decrease) in short-term borrowed funds	(95)	(154)	(39)
Proceeds from issuance of long-term borrowed funds	24,617	—	8,323
Repayments of long-term borrowed funds	(19,691)	(1,352)	(14,022)
Treasury stock purchased	(153)	(295)	(270)
Net proceeds from issuance of preferred stock	—	296	395
Redemption of preferred stock	—	(250)	—
Dividends declared and paid to common stockholders	(779)	(670)	(672)
Dividends declared and paid to preferred stockholders	(113)	(113)	(98)
Premium paid to exchange debt	—	(1)	(80)
Payments of employee tax withholding for share-based compensation	(25)	(22)	(16)
Net change due to financing activities	9,907	4,636	15,372
Net change in cash and cash equivalents(2)	1,389	(3,575)	9,347
Cash and cash equivalents at beginning of period(2)	9,158	12,733	3,386
Cash and cash equivalents at end of period(2)	$10,547	$9,158	$12,733

Citizens Financial Group, Inc. | 90

	Year Ended December 31,
(in millions)	2022	2021	2020
Supplemental disclosures:
Interest paid	$989	$347	$837
Income taxes paid	183	1,247	261
Non-cash items:
Transfer of securities from available for sale to held to maturity	$8,563	$—	$813
Loans securitized and transferred to securities available for sale	143	260	956
Loans securitized and transferred to securities held to maturity	—	—	111
Stock issued for share-based compensation plans	77	43	30
Stock issued for Employee Stock Purchase Plan	24	22	19
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	27,113	—	—
Goodwill and other intangible assets	992	—	—
Fair value of liabilities assumed	24,982	—	—
Common stock issued	3,036	—	—
Replacement equity awards	19	—	—
(1) Primarily includes cash paid of $355 million to acquire Investors less $287 million in cash acquired, and $143 million and $23 million of cash paid for the HSBC transaction and acquisition of DH Capital, respectively, for the year ended December 31, 2022. See Note 2 for more detailed information regarding these acquisitions.
(2) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accounting and reporting policies of Citizens Financial Group, Inc. conform to GAAP. The Company’s principal business activity is banking, conducted through its subsidiary CBNA. The Company also provides M&A, capital raising and other financial advisory services to middle market companies across a focused set of industry verticals through its broker-dealers.
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

	Note	Page
Cash and Due From Banks	3	97
Securities	4	97
Loans and Leases	5	101
Allowance for Credit Losses	6	103
Premises, Equipment and Software	7	116
Mortgage Servicing Rights	8	117
Leases	9	119
Goodwill and Intangible Assets	10	120
Variable Interest Entities	11	122
Derivative Instruments	14	126
Employee Benefits	15	129
Treasury Stock	17	131
Employee Share-Based Compensation	18	133
Fair Value Measurement	20	135
Revenue Recognition	21	142
Income Taxes	23	144
Earnings Per Share	24	147
Accounting Pronouncements Adopted in 2022

Pronouncement	Summary of Guidance	Effects on Financial Statements
Reference Rate Reform - Deferral of the Sunset Date December 2022
•This standard was effective upon issuance.

•Deferred the sunset date of the temporary relief provided by ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from December 31, 2022 to December 31, 2024.
•The Company adopted this standard upon issuance. •Adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Citizens Financial Group, Inc. | 92

NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its previously announced HSBC transaction, which included 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida. The acquired liabilities and assets included approximately $6.3 billion in deposits and $1.5 billion in loans. The transaction resulted in an increase to goodwill of $120 million, which was allocated to the Consumer business segment as of December 31, 2022.
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
Upon closing of the acquisition, each share of Investors common stock was converted into 0.297 of a share of the Company’s common stock. This conversion, coupled with the conversion of equity awards noted below under “Share-Based Compensation Activity”, resulted in an increase of approximately 73.6 million basic and diluted shares. The Company also paid $1.46 in cash to shareholders of Investors for each share they owned.
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
Citizens considers its valuation of certain other assets and other liabilities to be preliminary as of December 31, 2022. While the Company believes the information available as of April 6, 2022 provides a reasonable basis for estimating fair value, additional information may become available that could result in adjustments to the fair values presented, although any such adjustments are not expected to be material. Any adjustments identified during the one year period subsequent to the closing date will be recognized in the corresponding reporting period.
Share-Based Compensation Activity
Under the terms of the merger agreement with Investors, stock options and restricted shares granted by Investors that were outstanding as of April 6, 2022 were converted into CFG awards and remain subject to their original terms and conditions. Citizens issued 1,151,301 stock options and 259,316 restricted shares in connection with the transaction.

Citizens Financial Group, Inc. | 93

The following table includes a preliminary allocation of the consideration paid for the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Investors:

(in millions, except share and per share data)	April 6, 2022
Consideration
CFG common shares issued	72,148,855
CFG share price on April 6, 2022	$42.08
Fair value of consideration for outstanding common stock	$3,036
Cash paid	355
Consideration related to equity awards	19
Fair value of merger consideration	3,410

Assets acquired
Cash and equivalents	287
Investment securities	3,826
Loans held for sale	2,162
Net loans and leases	20,139
Premises and equipment	62
Core deposit intangible and other intangible assets	119
Other assets	924
Total assets acquired	27,519
Liabilities assumed
Deposits	20,217
Borrowed funds	4,097
Other liabilities	668
Total liabilities assumed	24,982
Less: Net assets	2,537
Goodwill	$873
Preliminary goodwill of $873 million recorded in connection with the acquisition resulted from the expected synergies, operational efficiencies and expertise of Investors. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Investors. The goodwill was allocated to the Company’s two business operating segments on a preliminary basis and is not deductible for income tax purposes.
Intangible assets from the Investors acquisition consist of core deposits and naming rights. For additional information on these intangibles and goodwill see Note 10.
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

Citizens Financial Group, Inc. | 94

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

Citizens Financial Group, Inc. | 95

The following table presents the financial results of Investors included in the Consolidated Statements of Operations from the date of acquisition through December 31, 2022:

(in millions)	April 6, 2022 through December 31, 2022
Net interest income	$627
Noninterest income	37
Net income	287
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

	Year Ended December 31,
(in millions)	2022	2021
Net interest income	$6,226	$5,342
Noninterest income	2,055	2,168
Net income(1)	2,408	2,376
(1) Excludes the acceleration of one-time executive compensation and Employee Stock Ownership Plan expenses of $122 million incurred by Investors in the first quarter of 2022.
In addition, the supplemental pro forma financial information includes non-recurring acquisition-related costs of $335 million incurred during the year ended December 31, 2022, as summarized in the following table. These costs, along with the $13 million incurred during 2021, are included in the first quarter of 2021 for the purpose of reporting supplemental pro forma financial information presented above.

(in millions)	Year Ended December 31, 2022
Provision for credit losses(1)	$145
Salaries and employee benefits(2)	83
Outside services(3)	61
Mark-to-market losses on LHFS portfolio(4)	31
Other operating expense	15
Total acquisition-related costs	$335
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

Citizens Financial Group, Inc. | 96

The following table presents PCD loan activity at the date of acquisition:

(in millions)	April 6, 2022
Principal balance	$4,685
ALLL at acquisition	(101)
Non-credit discount	(72)
Purchase price	$4,512
Acquisition of DH Capital
On June 8, 2022, Citizens completed the acquisition of DH Capital, a private investment banking firm serving companies in the internet infrastructure, software, IT services and communications sectors. The fair value of the assets acquired and liabilities assumed in connection with this acquisition were deemed final as of December 31, 2022 and are not material to the Company’s Consolidated Balance Sheet.
The impact of the DH Capital acquisition, along with supplemental pro forma information as if the DH Capital acquisition had occurred on January 1, 2021, are not material to the Company’s Consolidated Statements of Operations.
NOTE 3 - CASH AND DUE FROM BANKS
For the purpose of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks. The Company had no material restrictions on the use or availability of its cash as of December 31, 2022 or 2021.
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
Debt securities that will be held for indefinite periods of time and may be sold in response to changes in interest rates, changes in prepayment risk, or other factors considered in managing the Company’s asset/liability strategy are classified as AFS and reported at fair value, with unrealized gains and losses reported in AOCI, net of taxes, as a separate component of stockholders’ equity. Gains and losses on the sales of securities are recognized in noninterest income and are computed using the specific identification method.
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM and reported at amortized cost. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer.
For debt securities classified as AFS or HTM, interest income is recorded on the accrual basis including the amortization of premiums and the accretion of discounts. Premiums and discounts on debt securities are amortized or accreted using the effective interest method over the estimated lives of the individual securities. Citizens uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and the accretion of discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
Securities classified as trading are bought and held principally for selling them in the near-term and carried at fair value, with changes in fair value recognized in earnings. When applicable, realized and unrealized gains and losses on such assets are reported in noninterest income in the Consolidated Statements of Operations.
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

Citizens Financial Group, Inc. | 97

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,678	$1	($193)	$3,486	$11	$—	$—	$11
State and political subdivisions	2	—	—	2	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	21,250	10	(2,198)	19,062	24,607	210	(375)	24,442
Other/non-agency	280	—	(29)	251	397	9	(1)	405
Total mortgage-backed securities	21,530	10	(2,227)	19,313	25,004	219	(376)	24,847
Collateralized loan obligations	1,248	—	(42)	1,206	1,208	—	(1)	1,207
Total debt securities available for sale, at fair value	$26,458	$11	($2,462)	$24,007	$26,225	$219	($377)	$26,067
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,253	$4	($751)	$8,506	$1,505	$52	$—	$1,557
Total mortgage-backed securities	9,253	4	(751)	8,506	1,505	52	—	1,557
Asset-backed securities	581	—	(45)	536	737	2	(7)	732
Total debt securities held to maturity	$9,834	$4	($796)	$9,042	$2,242	$54	($7)	$2,289
Equity securities, at cost	$1,058	$—	$—	$1,058	$624	$—	$—	$624
Equity securities, at fair value	153	—	—	153	109	—	—	109
Accrued interest receivable on debt securities totaled $107 million and $56 million as of December 31, 2022 and 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 98

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$2,114	$1,564	$—	$3,678
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	1,149	2,889	17,211	21,250
Other/non-agency	—	—	—	280	280
Collateralized loan obligations	—	—	24	1,224	1,248
Total debt securities available for sale	1	3,263	4,477	18,717	26,458
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	9,253	9,253
Asset-backed securities	—	581	—	—	581
Total debt securities held to maturity	—	581	—	9,253	9,834
Total amortized cost of debt securities	$1	$3,844	$4,477	$27,970	$36,292

Fair value:
U.S. Treasury and other	$—	$2,010	$1,476	$—	$3,486
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	1	1,097	2,691	15,273	19,062
Other/non-agency	—	—	—	251	251
Collateralized loan obligations	—	—	23	1,183	1,206
Total debt securities available for sale	1	3,107	4,190	16,709	24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,506	8,506
Asset-backed securities	—	536	—	—	536
Total debt securities held to maturity	—	536	—	8,506	9,042
Total fair value of debt securities	$1	$3,643	$4,190	$25,215	$33,049
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $840 million, $487 million and $519 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents realized gains and losses on sale of securities:

	Year Ended December 31,
(in millions)	2022	2021	2020
Gains	$13	$15	$6
Losses	(4)	(5)	(2)
Securities gains, net	$9	$10	$4

Citizens Financial Group, Inc. | 99

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$3,966	$3,527	$4,816	$4,782
Pledged as collateral for FHLB borrowing capacity	244	217	325	333
Pledged against repurchase agreements	—	—	1	1

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of December 31, 2022 or 2021. The Company offsets certain derivative assets and derivative liabilities in the Consolidated Balance Sheets. For further information see Note 14.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2022 and 2021 were $143 million and $260 million, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2022 and 2021, and also included GNMA in 2021. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and at each subsequent measurement date, Citizens is required to evaluate the securities for risk of loss over their life and, if necessary, establish an associated reserve. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio as of December 31, 2022 and concluded that in excess of 94% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at December 31, 2022.
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

Citizens Financial Group, Inc. | 100

The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and other	$3,356	($193)	$—	$—	$3,356	($193)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	13,353	(1,136)	5,042	(1,062)	18,395	(2,198)
Other/non-agency	80	(8)	171	(21)	251	(29)
Total mortgage-backed securities	13,433	(1,144)	5,213	(1,083)	18,646	(2,227)
Collateralized loan obligations	785	(26)	421	(16)	1,206	(42)
Total	$17,574	($1,363)	$5,634	($1,099)	$23,208	($2,462)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$14,131	($320)	$1,236	($55)	$15,367	($375)
Other/non-agency	123	(1)	—	—	123	(1)
Total mortgage-backed securities	14,254	(321)	1,236	(55)	15,490	(376)
Collateralized loan obligations	736	(1)	—	—	736	(1)
Total	$14,990	($322)	$1,236	($55)	$16,226	($377)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of December 31, 2022. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
NOTE 5 - LOANS AND LEASES
Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies and market conditions.
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

Citizens Financial Group, Inc. | 101

The following table presents loans and leases, excluding LHFS:

	December 31,
(in millions)	2022	2021
Commercial and industrial	$51,836	$44,500
Commercial real estate	28,865	14,264
Leases	1,479	1,586
Total commercial	82,180	60,350
Residential mortgages	29,921	22,822
Home equity	14,043	12,015
Automobile	12,292	14,549
Education	12,808	12,997
Other retail	5,418	5,430
Total retail	74,482	67,813
Total loans and leases	$156,662	$128,163
Accrued interest receivable on loans and leases held for investment totaled $820 million and $450 million as of December 31, 2022 and 2021, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $38.4 billion and $26.1 billion at December 31, 2022 and 2021, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $34.8 billion and $35.8 billion at December 31, 2022 and 2021, respectively.
Loans are classified as held for sale when management does not have the intent and ability to hold the loan for the foreseeable future. LHFS for which the fair value option is not elected are carried at the lower of amortized cost or fair value less costs to sell, with any write-downs or subsequent recoveries recognized in other income in the Consolidated Statements of Operations. Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. See Note 20 for additional information.
The following table presents the composition of LHFS:

	December 31, 2022			December 31, 2021
(in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$666	$108	$774	$2,657	$76	$2,733
Other loans held for sale	—	208	208	—	735	735
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS primarily consist of loans associated with the Company’s syndication business.
Citizens is engaged in the leasing of equipment for commercial use, primarily focused on middle market and mid-corporate clients for large capital equipment acquisitions including railcars, trucks and trailers, and other equipment. The Company determines if an arrangement is a lease and the related lease classification at inception. Lease terms predominantly range from three to ten years and may include options to purchase the leased property prior to the end of the lease term. The Company does not have lease agreements which contain both lease and non-lease components.
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

Citizens Financial Group, Inc. | 102

The components of the net investment in direct financing and sales-type leases, before ALLL, are presented below:

(in millions)	December 31, 2022	December 31, 2021
Total future minimum lease rentals	$1,193	$1,195
Estimated residual value of leased equipment (non-guaranteed)	413	521
Initial direct costs	5	6
Unearned income	(132)	(136)
Total leases	$1,479	$1,586
Interest income on direct financing and sales-type leases for the years ended December 31, 2022, 2021 and 2020 was $46 million, $49 million and $64 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2022 is presented below:

(in millions)
2023	$334
2024	247
2025	193
2026	144
2027	122
Thereafter	153
Total undiscounted future minimum lease rentals	$1,193
NOTE 6 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the allowance for unfunded lending commitments (collectively the ACL). The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Upon adoption of CECL effective January 1, 2020, the Company’s ACL reserve methodology changed to estimate expected credit losses over the contractual life of loans and leases, resulting in a cumulative-effect reduction of $337 million, net of taxes of $114 million, to retained earnings and a corresponding increase to the ACL of $451 million.
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

Citizens Financial Group, Inc. | 103

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

Citizens Financial Group, Inc. | 104

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
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, credit card loans and unsecured open-end loans are generally charged off in the month when the account becomes 180 days past due. Auto loans, education loans and unsecured closed end loans are generally charged off in the month when the account becomes 120 days past due. Certain retail loans will be charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in the following circumstances:
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

Citizens Financial Group, Inc. | 105

The following table presents a summary of changes in the ACL for the year ended December 31, 2022:

	Year Ended December 31, 2022
(in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$821	$937	$1,758
Allowance on PCD loans and leases at acquisition	99	2	101
Charge-offs(1)	(70)	(364)	(434)
Recoveries	18	146	164
Net charge-offs	(52)	(218)	(270)
Provision expense (benefit) for loans and leases(2)	192	202	394
Allowance for loan and lease losses, end of period	1,060	923	1,983
Allowance for unfunded lending commitments, beginning of period	153	23	176
Provision expense (benefit) for unfunded lending commitments	53	27	80
Allowance on PCD unfunded lending commitments at acquisition	1	—	1
Allowance for unfunded lending commitments, end of period	207	50	257
Total allowance for credit losses, end of period	$1,267	$973	$2,240
(1) Excludes $34 million of charge-offs previously taken by Investors or recognized upon completion of the Investors acquisition under purchase accounting for the year ended December 31, 2022. The initial allowance for loan and lease losses on PCD assets included these amounts and, after charging these amounts off upon acquisition, the net impact for PCD assets was $101 million of additional allowance for loan and lease losses.
(2) Includes $169 million of initial provision expense related to non-PCD loans and leases acquired from HSBC and Investors for the year ended December 31, 2022.
During the year ended December 31, 2022, net charge-offs of $270 million, the ACL on PCD loans and leases and unfunded lending commitments at acquisition of $102 million, and a credit provision of $474 million resulted in an increase of $306 million to the ACL.
The retail NCO ratio remained relatively flat compared to 2021. The commercial NCO ratio decreased compared to 2021, as credit performance remained strong.
Our ACL as of December 31, 2022 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6%, peak-to-trough GDP decline of approximately 1.4%, and collateral value peak-to-trough declines of approximately 13% in home and approximately 16% in used auto and truck. This forecast incorporates the increased risk of a moderate recession beginning in the fourth quarter of 2022 and persisting for four consecutive quarters.
The following tables present a summary of changes in the ACL for the years ended December 31, 2021 and 2020:

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

Citizens Financial Group, Inc. | 106

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

Citizens Financial Group, Inc. | 107

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
Citizens manages credit risk associated with financing leases similar to commercial and industrial loans by analyzing PD and LGD. Reviews are generally performed annually based upon the dollar amount of the lease and the level of credit risk, and may be more frequent if circumstances warrant. The review process includes analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance as applicable.
Commercial loans with renewal terms in the original contract are recognized as current year originations upon renewal unless the loan automatically renewed with no new credit decision. Citizens generally reserves the right to not renew the loan or lease until current underwriting has been completed and approved.
The following table presents the amortized cost basis of commercial loans and leases, by vintage date and regulatory classification rating, as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,304	$8,469	$2,224	$2,074	$1,334	$1,952	$24,211	$148	$48,716
Special Mention	124	189	120	74	48	153	364	—	1,072
Substandard	150	218	203	255	99	349	597	14	1,885
Doubtful	10	14	1	5	41	14	76	2	163
Total commercial and industrial	8,588	8,890	2,548	2,408	1,522	2,468	25,248	164	51,836
Commercial real estate
Pass	5,767	6,442	3,639	3,066	2,145	3,536	1,888	3	26,486
Special Mention	1	119	103	390	99	113	62	—	887
Substandard	92	18	79	253	350	610	23	—	1,425
Doubtful	—	2	9	55	—	1	—	—	67
Total commercial real estate	5,860	6,581	3,830	3,764	2,594	4,260	1,973	3	28,865
Leases
Pass	263	363	250	99	128	345	—	—	1,448
Special Mention	4	5	2	6	1	3	—	—	21
Substandard	—	4	3	3	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Total leases	267	372	255	108	129	348	—	—	1,479
Total commercial
Pass	14,334	15,274	6,113	5,239	3,607	5,833	26,099	151	76,650
Special Mention	129	313	225	470	148	269	426	—	1,980
Substandard	242	240	285	511	449	959	620	14	3,320
Doubtful	10	16	10	60	41	15	76	2	230
Total commercial	$14,715	$15,843	$6,633	$6,280	$4,245	$7,076	$27,221	$167	$82,180

Citizens Financial Group, Inc. | 108

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

Citizens Financial Group, Inc. | 109

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,132	$4,943	$3,143	$1,180	$363	$3,081	$—	$—	$14,842
740-799	2,376	2,991	1,660	638	257	1,635	—	—	9,557
680-739	769	899	502	308	149	851	—	—	3,478
620-679	125	168	135	138	99	422	—	—	1,087
<620	17	68	77	165	147	455	—	—	929
No FICO available(1)	2	2	2	3	2	17	—	—	28
Total residential mortgages	5,421	9,071	5,519	2,432	1,017	6,461	—	—	29,921
Home equity
800+	4	5	2	5	6	110	4,958	267	5,357
740-799	2	2	1	4	6	97	4,350	274	4,736
680-739	1	1	1	6	11	114	2,296	234	2,664
620-679	—	1	2	9	16	93	558	143	822
<620	—	—	2	12	18	82	178	172	464
Total home equity	7	9	8	36	57	496	12,340	1,090	14,043
Automobile
800+	650	1,453	584	324	120	54	—	—	3,185
740-799	962	1,606	649	343	134	56	—	—	3,750
680-739	920	1,187	460	254	102	44	—	—	2,967
620-679	554	586	205	133	62	28	—	—	1,568
<620	188	309	130	106	56	31	—	—	820
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	3,276	5,141	2,028	1,160	474	213	—	—	12,292
Education
800+	548	1,720	1,567	694	410	1,068	—	—	6,007
740-799	735	1,351	1,126	486	267	609	—	—	4,574
680-739	363	423	356	170	103	288	—	—	1,703
620-679	54	76	62	38	29	102	—	—	361
<620	6	16	20	12	11	50	—	—	115
No FICO available(1)	6	—	—	—	—	42	—	—	48
Total education	1,712	3,586	3,131	1,400	820	2,159	—	—	12,808
Other retail
800+	182	105	93	48	25	27	491	—	971
740-799	230	134	121	68	31	25	974	1	1,584
680-739	175	109	103	52	21	14	993	4	1,471
620-679	108	65	52	18	8	4	435	4	694
<620	35	30	25	9	4	2	190	6	301
No FICO available(1)	12	1	3	—	—	—	380	1	397
Total other retail	742	444	397	195	89	72	3,463	16	5,418
Total retail
800+	3,516	8,226	5,389	2,251	924	4,340	5,449	267	30,362
740-799	4,305	6,084	3,557	1,539	695	2,422	5,324	275	24,201
680-739	2,228	2,619	1,422	790	386	1,311	3,289	238	12,283
620-679	841	896	456	336	214	649	993	147	4,532
<620	246	423	254	304	236	620	368	178	2,629
No FICO available(1)	22	3	5	3	2	59	380	1	475
Total retail	$11,158	$18,251	$11,083	$5,223	$2,457	$9,401	$15,803	$1,106	$74,482
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 110

The following table presents the amortized cost basis of retail loans, by vintage date and FICO scores, as of December 31, 2021:

	Term Loans by Origination Year						Revolving Loans
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,431	$3,017	$1,230	$342	$672	$2,139	$—	$—	$9,831
740-799	4,015	1,876	746	246	360	1,086	—	—	8,329
680-739	1,116	572	335	152	172	585	—	—	2,932
620-679	111	130	161	93	107	276	—	—	878
<620	24	66	164	162	157	257	—	—	830
No FICO available(1)	3	8	1	—	—	10	—	—	22
Total residential mortgages	7,700	5,669	2,637	995	1,468	4,353	—	—	22,822
Home equity
800+	—	2	5	5	3	134	4,394	281	4,824
740-799	—	1	4	5	7	122	3,514	278	3,931
680-739	—	1	7	14	16	134	1,738	243	2,153
620-679	—	3	11	19	17	112	363	167	692
<620	—	2	16	23	20	87	91	176	415
Total home equity	—	9	43	66	63	589	10,100	1,145	12,015
Automobile
800+	1,887	829	538	244	148	57	—	—	3,703
740-799	2,418	1,051	615	288	156	58	—	—	4,586
680-739	1,968	827	500	234	123	48	—	—	3,700
620-679	1,029	378	257	131	72	32	—	—	1,899
<620	164	142	155	103	62	32	—	—	658
No FICO available(1)	3	—	—	—	—	—	—	—	3
Total automobile	7,469	3,227	2,065	1,000	561	227	—	—	14,549
Education
800+	1,361	1,771	840	514	470	880	—	—	5,836
740-799	1,555	1,577	672	371	275	514	—	—	4,964
680-739	512	474	229	140	107	262	—	—	1,724
620-679	50	66	45	34	28	99	—	—	322
<620	5	11	12	12	10	45	—	—	95
No FICO available(1)	4	—	—	—	—	52	—	—	56
Total education	3,487	3,899	1,798	1,071	890	1,852	—	—	12,997
Other retail
800+	233	214	122	65	30	29	386	—	1,079
740-799	323	296	173	84	38	26	764	2	1,706
680-739	246	240	122	56	23	12	709	5	1,413
620-679	149	119	43	19	7	4	299	5	645
<620	32	37	17	10	3	2	100	6	207
No FICO available(1)	44	5	—	—	—	—	330	1	380
Total other retail	1,027	911	477	234	101	73	2,588	19	5,430
Total retail
800+	5,912	5,833	2,735	1,170	1,323	3,239	4,780	281	25,273
740-799	8,311	4,801	2,210	994	836	1,806	4,278	280	23,516
680-739	3,842	2,114	1,193	596	441	1,041	2,447	248	11,922
620-679	1,339	696	517	296	231	523	662	172	4,436
<620	225	258	364	310	252	423	191	182	2,205
No FICO available(1)	54	13	1	—	—	62	330	1	461
Total retail	$19,683	$13,715	$7,020	$3,366	$3,083	$7,094	$12,688	$1,164	$67,813
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 111

Nonaccrual and Past Due Assets
Nonaccrual loans and leases are those on which accrual of interest has been suspended. Loans (other than certain retail loans insured by U.S. government agencies) are placed on nonaccrual status when full payment of principal and interest is in doubt, unless the loan is both well secured and in the process of collection.
When the Company places a loan on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and amortization of any net deferred fees is suspended. Interest collections on nonaccrual loans and leases for which the ultimate collectability of principal is uncertain are generally applied to first reduce the carrying value of the asset. Otherwise, interest income may be recognized to the extent of the cash received. A loan or lease may be returned to accrual status if:
•principal and interest payments have been brought current, and the Company expects repayment of the remaining contractual principal and interest;
•the loan or lease has otherwise become well-secured and in the process of collection; or
•the borrower has been making regularly scheduled payments in full for the prior six months and the Company is reasonably assured that the loan or lease will be brought fully current within a reasonable period.
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

Citizens Financial Group, Inc. | 112

The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of December 31, 2022 and 2021:

	December 31, 2022
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,389	$152	$25	$21	$249	$51,836	$64
Commercial real estate	28,665	51	45	1	103	28,865	7
Leases	1,475	4	—	—	—	1,479	—
Total commercial	81,529	207	70	22	352	82,180	71
Residential mortgages(1)	29,228	95	45	319	234	29,921	187
Home equity	13,719	64	19	—	241	14,043	185
Automobile	12,039	152	45	—	56	12,292	9
Education	12,718	36	17	4	33	12,808	3
Other retail	5,294	44	30	22	28	5,418	1
Total retail	72,998	391	156	345	592	74,482	385
Total	$154,527	$598	$226	$367	$944	$156,662	$456

	December 31, 2021
		Days Past Due and Accruing
(in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,247	$47	$26	$9	$171	$44,500	$36
Commercial real estate	14,247	6	—	—	11	14,264	1
Leases	1,570	14	1	—	1	1,586	—
Total commercial	60,064	67	27	9	183	60,350	37
Residential mortgages(1)	21,918	102	52	549	201	22,822	137
Home equity	11,745	38	12	—	220	12,015	186
Automobile	14,324	131	39	—	55	14,549	22
Education	12,926	34	13	1	23	12,997	2
Other retail	5,331	40	23	16	20	5,430	2
Total retail	66,244	345	139	566	519	67,813	349
Total	$126,308	$412	$166	$575	$702	$128,163	$386
(1) 90+ days past due and accruing includes $316 million and $544 million of loans fully or partially guaranteed by the FHA, VA and USDA at December 31, 2022 and 2021, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying a loan or lease as nonaccrual.
Certain commercial and consumer loans are considered to be collateral-dependent when repayment is expected to be provided substantially through the operation or sale of the loan collateral. Collateral values for residential mortgage and home equity loans are based on refreshed valuations, which are updated at least every 90 days, less estimated costs to sell. At December 31, 2022 and 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $561 million and $542 million, respectively.
For collateral-dependent commercial loans, the ACL is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. At December 31, 2022 and 2021, the Company had collateral-dependent commercial loans totaling $21 million and $103 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $250 million and $142 million as of December 31, 2022 and 2021, respectively.

Citizens Financial Group, Inc. | 113

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
In 2020, Citizens implemented various retail and commercial loan modification programs to provide borrowers relief from the economic impacts of COVID-19. The CARES Act and bank regulatory agencies provided guidance stating certain loan modifications to borrowers experiencing financial distress as a result of COVID-19 may not be accounted for as TDRs under U.S. GAAP. In accordance with the CARES Act, Citizens elected to not apply TDR classification to any COVID-19-related loan modification performed after March 1, 2020 through December 31, 2021 for borrowers who were current as of December 31, 2019 or the date of their loan modification. In addition, for loans modified in response to the COVID-19 pandemic and associated lockdowns that were not eligible for relief from TDR classification under the CARES Act, the Company elected to apply the guidance issued by the bank regulatory agencies. Under this guidance, loans with up to six months of deferred principal and interest to borrowers who were current as of March 1, 2020 or the date of their loan modification are not classified as TDRs.
For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

Citizens Financial Group, Inc. | 114

The following tables summarize loans modified during the years ended December 31, 2022, 2021 and 2020. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

		December 31, 2022
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	29	$—	$26	$—	$26
Total commercial	29	—	26	—	26
Residential mortgages	1,884	52	96	260	408
Home equity	381	4	2	19	25
Automobile	601	2	—	4	6
Education	631	—	—	25	25
Other retail	2,320	10	—	1	11
Total retail	5,817	68	98	309	475
Total	5,846	$68	$124	$309	$501

		December 31, 2021
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	44	$—	$44	$123	$167
Total commercial	44	—	44	123	167
Residential mortgages	922	21	137	60	218
Home equity	412	5	11	13	29
Automobile	1,463	2	—	15	17
Education	807	—	—	26	26
Other retail	2,291	9	—	2	11
Total retail	5,895	37	148	116	301
Total	5,939	$37	$192	$239	$468

		December 31, 2020
		Amortized Cost Basis
(dollars in millions)	Number of Contracts	Interest Rate Reduction(1)	Maturity Extension(2)	Other(3)	Total
Commercial and industrial	70	$—	$107	$325	$432
Commercial real estate	1	—	7	—	7
Total commercial	71	—	114	325	439
Residential mortgages	473	39	34	13	86
Home equity	723	12	12	23	47
Automobile	3,236	2	1	47	50
Education	465	—	—	10	10
Other retail	2,591	10	—	2	12
Total retail	7,488	63	47	95	205
Total	7,559	$63	$161	$420	$644
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
Modified TDRs resulted in charge-offs of $3 million, $6 million and $51 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Unfunded commitments related to TDRs were $81 million and $56 million at December 31, 2022 and 2021, respectively.

Citizens Financial Group, Inc. | 115

The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Year Ended December 31,
(in millions)	2022	2021	2020
Commercial TDRs	$—	$23	$54
Retail TDRs(1)	242	95	46
Total	$242	$118	$100
(1) Includes $187 million, $61 million and $16 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the years ended December 31, 2022, 2021 and 2020, respectively.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2022 and 2021, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2022	2021
Land and land improvements	10 - 75	$144	$101
Buildings and leasehold improvements	5 - 60	879	805
Furniture, fixtures and equipment	4 - 20	622	589
Construction in progress		61	77
Total premises and equipment, gross		1,706	1,572
Accumulated depreciation		(862)	(804)
Total premises and equipment, net		$844	$768
Depreciation charged to noninterest expense totaled $107 million, $98 million and $110 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is presented in the Consolidated Statements of Operations in either occupancy or equipment expense, as applicable.

Citizens Financial Group, Inc. | 116

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
Citizens had capitalized software assets of $2.6 billion and $2.3 billion and related accumulated amortization of $1.7 billion and $1.5 billion as of December 31, 2022 and 2021, respectively. Amortization expense was $243 million, $235 million and $215 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated future amortization expense for capitalized software assets is presented below.

Year	(in millions)
2023	$226
2024	199
2025	158
2026	90
2027	33
Thereafter	7
Total(1)	$713
(1) Excluded from this balance is $174 million of in-process software at December 31, 2022.
NOTE 8 - MORTGAGE BANKING AND OTHER SERVICED LOANS
The Company sells residential mortgages into the secondary market. The Company retains no beneficial interest in these sales, but may retain the servicing rights for the loans sold. The Company may exercise its option to repurchase eligible government guaranteed residential mortgages or may be obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking fees.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash proceeds from residential mortgage loans sold with servicing retained	$17,025	$37,039	$33,221
Repurchased residential mortgages(1)	87	1,381	—
Gain on sales(2)	86	382	895
Contractually specified servicing, late and other ancillary fees(2)	287	247	227
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, as separate assets, which are presented in other assets on the Consolidated Balance Sheets, when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale with servicing rights retained. All MSRs are measured using the fair value method, with any change in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of residential mortgage loans related to our MSRs was $96.7 billion and $90.2 billion at December 31, 2022 and 2021, respectively. The Company manages the risk associated with changes in the value of MSRs with an active hedging strategy, which includes the purchase of freestanding derivatives.

Citizens Financial Group, Inc. | 117

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(in millions)	2022	2021
Fair value as of beginning of the period	$1,029	$658
Amounts capitalized	279	419
Servicing rights acquired(1)	16	—
Changes in unpaid principal balance during the period(2)	(137)	(212)
Changes in fair value during the period(3)	343	164
Fair value at end of the period	$1,530	$1,029
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

(dollars in millions)	December 31, 2022	December 31, 2021
Fair value	$1,530	$1,029
Weighted average life (years)	9.1	6.4
Weighted average constant prepayment rate	6.8%	10.7%
Decline in fair value from 10% adverse change	$34	$45
Decline in fair value from 20% adverse change	$66	$87
Weighted average option adjusted spread	629 bps	596 bps
Decline in fair value from 10% adverse change	$43	$25
Decline in fair value from 20% adverse change	$86	$50

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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(in millions)	December 31, 2022	December 31, 2021
Education	$602	$761
Commercial and industrial(1)	91	80
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.

Citizens Financial Group, Inc. | 118

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
The components of operating lease cost are presented below.

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost	$216	$161	$165
Short-term lease cost	2	1	4
Variable lease cost	7	8	8
Sublease income	(1)	(4)	(4)
Total	$224	$166	$173
Operating lease cost is recognized on a straight-line basis over the lease term and is recorded in occupancy, equipment and software expense, and other income in the Consolidated Statements of Operations.
Supplemental information related to the Company’s operating lease arrangements is presented in the tables below:

(dollars in millions)	December 31, 2022	December 31, 2021	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$1,019	$766	Other assets
Operating lease liabilities	1,066	800	Other liabilities
Weighted average remaining lease term (years)	7	7	—
Weighted average discount rate	2.74%	2.34%	—

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$219	$163	$167
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets in exchange for new operating lease liabilities	408	79	268

Citizens Financial Group, Inc. | 119

At December 31, 2022, lease liabilities maturing under non-cancelable operating leases are presented below for the years ended December 31.

(in millions)	Operating Leases
2023	$207
2024	206
2025	178
2026	142
2027	123
Thereafter	324
Total lease payments	1,180
Less: Interest	114
Present value of lease liabilities	$1,066
Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $260 million and $244 million as of December 31, 2022 and 2021, respectively. Operating lease rental income for leased assets where Citizens is the lessor is recognized in other income on a straight-line basis over the lease term.
Depreciation expense associated with operating lease assets is recorded on a straight-line basis over the estimated useful life, considering the estimated residual value of the leased asset and is included in other operating expense in the Consolidated Statements of Operations. On a periodic basis, operating lease assets are reviewed for impairment. An impairment loss is recognized in other operating expense if the carrying amount of the leased asset exceeds fair value and is not recoverable. The carrying amount of a leased asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the asset.
For a discussion of direct finance and sales-type leases where Citizens is the lessor, refer to Note 5.
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
Goodwill is not amortized, but is subject to an annual impairment test. Citizens reviews goodwill for impairment annually as of October 31st and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, Citizens must perform a quantitative assessment of goodwill.
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

Citizens Financial Group, Inc. | 120

Under the quantitative impairment assessment, the fair values of the Company’s reporting units are determined using a combination of income and market-based approaches. Citizens relies on the income approach (discounted cash flow method) for determining fair value. Market and transaction approaches are used as benchmarks to corroborate the value determined by the discounted cash flow method. Citizens relies on several assumptions when estimating the fair value of its reporting units using the discounted cash flow method. These assumptions include the discount rate, projected loan losses, income tax and capital retention rates.
For the year ended December 31, 2022, Citizens performed a quantitative analysis to determine whether the fair value of either of its reporting units was less than the respective reporting unit’s carrying value. Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit is based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP and inflation. As a result of this quantitative assessment, the Company determined that there was no impairment to the carrying value of the Company's goodwill as of December 31, 2022.
Changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021 are presented below.

(in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2020	$2,258	$4,792	$7,050
Business acquisitions	—	66	66
Balance at December 31, 2021	$2,258	$4,858	$7,116
Business acquisitions	415	642	1,057
Balance at December 31, 2022	$2,673	$5,500	$8,173
Goodwill increased during the year ended December 31, 2022 primarily as a result of the Investors and DH Capital acquisitions and the HSBC transaction. Goodwill for the Investors acquisition was allocated between the Consumer and Commercial segments and is preliminary and subject to change. Goodwill for the HSBC transaction was allocated to the Consumer segment, and goodwill for the DH Capital acquisition was allocated to the Commercial segment; both of which are considered final. For additional information regarding the Investors and DH Capital acquisitions and the HSBC transaction see Note 2.
Accumulated impairment losses related to the Consumer Banking reporting unit totaled $5.9 billion at December 31, 2022 and 2021. The accumulated impairment losses related to the Commercial Banking reporting unit totaled $50 million at December 31, 2022 and 2021. No impairment was recorded for the years ended December 31, 2022, 2021 or 2020.
Other Intangibles
Other intangible assets are recognized separately from goodwill if the asset arises as a result of contractual rights or if the asset is capable of being separated and sold, transferred or exchanged. These assets are amortized on a straight-line basis with the exception of core deposits, which are amortized using an accelerated methodology, and are subject to an annual impairment evaluation. Amortization expense is recorded in other operating expense in the Consolidated Statements of Operations.
A summary of the carrying value of intangible assets is presented below.

		December 31, 2022			December 31, 2021
(dollars in millions)	Amortizable Lives (years)	Gross(1)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core deposits	10	$144	$20	$124	$—	$—	$—
Acquired technology	5 - 7	23	19	4	21	11	10
Acquired relationships	2 - 15	54	21	33	53	14	39
Naming Rights	5 - 10	33	7	26	10	3	7
Other	2 - 7	17	7	10	13	5	8
Total		$271	$74	$197	$97	$33	$64
(1) Includes $97 million and $47 million of core deposits from the Investors acquisition and the HSBC transaction, respectively, and $24 million of naming rights from the Investors acquisition.

Citizens Financial Group, Inc. | 121

As of December 31, 2022, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $41 million for the year ended December 31, 2022, and $11 million for the years ended December 31, 2021 and 2020. The Company’s projection of amortization expense is based on balances as of December 31, 2022, including estimated amounts related to the Investors acquisition. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

(in millions)	Total
2023	$41
2024	34
2025	31
2026	28
2027	24
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
A summary of these investments is presented below:

	December 31,
(in millions)	2022	2021
Lending to special purpose entities included in loans and leases	$4,578	$2,646
LIHTC investment included in other assets	2,230	1,978
LIHTC unfunded commitments included in other liabilities	1,046	927
Asset-backed investments included in HTM securities	581	737
Renewable energy investments included in other assets	374	429
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized, as well as maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the lending facilities had aggregate unpaid principal balances of $4.6 billion and $2.6 billion, respectively, and undrawn commitments to extend credit of $2.4 billion and $1.9 billion, respectively. For more information on commitments to extend credit see Note 19.

Citizens Financial Group, Inc. | 122

Low Income Housing Tax Credit Partnerships
The purpose of the Company’s equity investments is to assist in achieving the goals of the CRA and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships and, therefore, Citizens is not the primary beneficiary of these partnerships. Accordingly, Citizens does not consolidate these VIEs.
Citizens applies the proportional amortization method to account for its LIHTC investments. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of the investment in proportion to the tax credits received in the current period as compared to the total tax credits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The tax credits received related to these transactions are reported as a reduction of income tax expense (or an increase to income tax benefit).
The following table presents information related to the Company’s affordable housing tax credit investments:

	Year Ended December 31,
(in millions)	2022	2021	2020
Tax credits included in income tax expense	$236	$202	$159
Other tax benefits included in income tax expense	59	48	38
Total tax benefits included in income tax expense	295	250	197
Less: Amortization included in income tax expense	247	208	168
Net benefit from affordable housing tax credit investments included in income tax expense	$48	$42	$29
No LIHTC investment impairment losses were recognized during the years ended December 31, 2022, 2021 and 2020.
Asset-backed securities
The Company’s investments in asset-backed securities are collateralized by education loans sold to a third-party sponsored VIE. Citizens acts as primary servicer for the sold educational loans and receives a servicing fee. A third-party special servicer is responsible for all loans that become significantly delinquent.
As of December 31, 2022, the Company concluded that their investment in asset-backed securities, as well as the primary servicing fee, are considered variable interests in the VIE since some of the losses of the VIE could be absorbed by the Company’s interest in the asset-backed securities or the primary servicing fee. However, Citizens did not control the determination of the assets purchased by the VIE and does not control the servicing activities on significantly delinquent loans. Since these activities significantly impact the economic performance of the VIE, the Company has concluded that Citizens is not the primary beneficiary. Accordingly, Citizens does not consolidate the VIE.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation). As a tax equity investor, Citizens does not have the power to direct the activities which most significantly affect the performance of these entities and, therefore, is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs.

Citizens Financial Group, Inc. | 123

NOTE 12 - DEPOSITS
Interest-bearing deposits in banks are carried at cost and include deposits that mature within one year.
The following table presents the major components of deposits:

	December 31,
(in millions)	2022	2021
Demand	$49,283	$49,443
Money market	49,905	47,216
Checking with interest	39,721	30,409
Savings	29,805	22,030
Term	12,010	5,263
Total deposits	$180,724	$154,361
The following table presents the maturity distribution of term deposits by year as of December 31, 2022:

(in millions)
2023	$10,723
2024	991
2025	156
2026	74
2027	63
2028 and thereafter	3
Total	$12,010
The following table presents the remaining maturities of term deposits with a denomination of $250,000 or more at December 31, 2022:

(in millions)
Three months or less	$995
After three months through six months	101
After six months through twelve months	630
After twelve months	249
Total term deposits	$1,975
NOTE 13 - BORROWED FUNDS
Short-term borrowed funds
The following table presents a summary of the Company’s short-term borrowed funds:

	December 31,
(in millions)	2022	2021
Securities sold under agreements to repurchase	$—	$1
Other short-term borrowed funds	3	73
Total short-term borrowed funds	$3	$74

Citizens Financial Group, Inc. | 124

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(in millions)	2022	2021
Parent Company:
4.150% fixed-rate subordinated debt, due September 2022	$—	$168
3.750% fixed-rate subordinated debt, due July 2024	90	90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	746	745
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	61	60
2.638% fixed-rate subordinated debt, due September 2032	556	550
5.641% fixed-rate reset subordinated debt, due May 2037	397	—
CBNA’s Global Note Program:
3.250% senior unsecured notes, due February 2022	—	700
0.845% floating-rate senior unsecured notes, due February 2022(1)	—	300
1.318% floating-rate senior unsecured notes, due May 2022(1)	—	250
2.650% senior unsecured notes, due May 2022	—	503
3.700% senior unsecured notes, due March 2023	497	512
5.676% floating-rate senior unsecured notes, due March 2023(1)	250	250
2.250% senior unsecured notes, due April 2025	748	746
4.119% fixed/floating-rate senior unsecured notes, due May 2025	648	—
6.064% fixed/floating-rate senior unsecured notes, due October 2025	598	—
3.750% senior unsecured notes, due February 2026	475	524
4.575% fixed/floating-rate senior unsecured notes, due August 2028	797	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 4.283% weighted average rate, due through 2041(2)	8,519	19
Other	19	29
Total long-term borrowed funds	$15,887	$6,932
(1) Rate disclosed reflects the floating rate as of December 31, 2022, or final floating rate as applicable.
(2) Rate disclosed reflects the weighted average rate as of December 31, 2022.
The Parent Company’s long-term borrowed funds as of December 31, 2022 and 2021 include principal balances of $3.4 billion and $3.2 billion, respectively, and unamortized deferred issuance costs and/or discounts of $75 million and $80 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of December 31, 2022 and 2021 include principal balances of $12.6 billion and $3.8 billion, respectively, with unamortized deferred issuance costs and/or discounts of $10 million and $7 million, respectively, and hedging basis adjustments of ($27) million and $42 million, respectively. See Note 14 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized borrowing capacity for FHLB advances and letters of credit was $15.7 billion and $2.3 billion at December 31, 2022 and 2021, respectively. The Company’s available FHLB borrowing capacity was $11.5 billion and $15.9 billion at December 31, 2022 and 2021, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2022, the Company’s unused secured borrowing capacity was approximately $63.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.

Citizens Financial Group, Inc. | 125

The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2022:

(in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2023	$—	$751	$751
2024	107	8,501	8,608
2025	469	2,008	2,477
2026	498	475	973
2027	—	1	1
2028 and thereafter	2,262	815	3,077
Total	3,336	12,551	15,887
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
The Company’s derivative instruments are recognized on the Consolidated Balance Sheets in derivative assets and derivative liabilities at fair value. Certain derivatives are cleared through central clearing houses. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to central clearing houses who then becomes our counterparty. OTC-cleared derivative instruments are typically settled in cash each day based on the prior day value. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20.
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	December 31, 2022			December 31, 2021
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$42,250	$16	$53	$23,450	$12	$2
Derivatives not designated as hedging instruments:
Interest rate contracts	174,384	331	1,579	142,987	680	174
Foreign exchange contracts	29,475	527	519	21,336	263	231
Commodities contracts	1,103	953	942	514	508	505
TBA contracts	2,370	7	14	7,776	8	8
Other contracts	913	5	4	3,555	38	2
Total derivatives not designated as hedging instruments		1,823	3,058		1,497	920
Gross derivative fair values		1,839	3,111		1,509	922
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(623)	(623)		(235)	(235)
Less: Cash collateral applied(1)		(374)	(579)		(58)	(490)
Total net derivative fair values presented in the Consolidated Balance Sheets		$842	$1,909		$1,216	$197
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions as well as collateral paid and received.

Citizens Financial Group, Inc. | 126

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
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2022	2021	2020	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	($69)	($72)	$65	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	68	71	(63)	Interest expense - long-term borrowed funds
Interest rate swaps hedging loans held for sale	13	—	17	Interest and fees on other loans held for sale
Hedged loans held for sale attributable to the risk being hedged	(13)	—	(17)	Interest and fees on other loans held for sale
Interest rate swaps hedging debt securities available for sale	29	68	(104)	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	(29)	(68)	104	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2022		December 31, 2021
(in millions)	Debt securities available for sale	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$—	$—	$6,042	$—
Carrying amount of hedged liabilities	—	972	—	2,239
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	—	(27)	29	42
(1) The Company designated $2.0 billion as the hedged amount (from a closed portfolio of prepayable financial assets with an amortized cost basis of $6.0 billion as of December 31, 2021) in a last-of-layer hedging relationship, which commenced in the third quarter of 2019 and was terminated in the first quarter of 2022.
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI to current period earnings (net interest income) in the same period that the hedged item affects earnings.
Citizens has entered into interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges.

Citizens Financial Group, Inc. | 127

During the year ended December 31, 2022 the Company entered into zero-cost collar instruments with a notional amount of $1.5 billion comprised of purchasing an interest rate floor and selling an interest rate cap. These instruments expose Citizens to the variability in cash flows within the option strike rates and were structured so that the premium paid on the floor is equal and offsetting to the premium received on the cap. These amounts are excluded from the assessment of hedge effectiveness and will be amortized over the life of the instruments.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Year Ended December 31,
(in millions)	2022	2021	2020
Amount of pre-tax net gains (losses) recognized in OCI	($1,806)	($66)	$130
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(111)	183	184
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	(4)	(48)	(35)
Using the interest rate curve at December 31, 2022 with respect to cash flow hedge strategies, the Company estimates that approximately $704 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2022.

Derivatives not designated as hedging instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and derivatives to hedge its residential MSRs. Customer derivatives include interest rate, foreign exchange and commodity derivative contracts designed to meet the hedging and financing needs of the Company’s customers, and are economically hedged by the Company to offset its market exposure. Interest rate lock commitments on residential mortgage loans that will be held for sale are considered derivative instruments, and are economically hedged by entering into forward sale commitments to manage changes in fair value due to interest rate risk. Residential MSR derivatives are entered to hedge the risk of changes in the fair value of the Company’s MSRs.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(in millions)	2022	2021	2020
Economic hedge type:
Customer interest rate contracts	($2,027)	($374)	$1,234	Foreign exchange and derivative products
Derivatives hedging interest rate risk	2,090	401	(1,188)	Foreign exchange and derivative products
Customer foreign exchange contracts	(180)	(207)	216	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	313	305	(263)	Foreign exchange and derivative products
Customer commodity contracts	1,121	779	(9)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(1,097)	(770)	13	Foreign exchange and derivative products
Residential loan commitments	(284)	(208)	179	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	489	152	(50)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(313)	(150)	311	Mortgage banking fees
Total	$112	($72)	$443

Citizens Financial Group, Inc. | 128

NOTE 15 - EMPLOYEE BENEFITS
Pension Plans
Citizens maintains a non-contributory pension plan (the “Citizens Qualified Plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Citizens Qualified Plan are based on employees’ years of service and highest 5-year average of eligible compensation. The Citizens Qualified Plan is funded on a current basis, in compliance with the requirements of ERISA.
In connection with the Investors acquisition, effective June 30, 2022, the Company withdrew from a multi-employer plan and transferred the plan assets into a newly established defined benefit pension plan sponsored by Citizens (the “Investors Qualified Plan”). The Investors Qualified Plan was closed to new hires and re-hires effective December 1, 2015, and future benefit accruals were frozen to all participants effective December 31, 2016.
The Citizens Qualified Plan and the Investors Qualified Plan are collectively referred to as the Company’s “Qualified Plans”.
Citizens also provides an unfunded, non-qualified supplemental retirement plan which was closed and frozen effective December 31, 2012. As part of the Investors acquisition the Company also obtained other frozen, non-qualified supplemental retirement and postretirement benefit plans. These plans are collectively referred to as the Company’s “Non-Qualified Plans”.
The Company’s Qualified Plans and Non-Qualified Plans are collectively referred to as the Company’s “Pension Plans”. The Pension Plans’ investments include equity-oriented and fixed income-oriented investments including, but not limited to, government obligations, corporate bonds, and common and collective equity and fixed income funds.
The following table presents changes in the fair value of the Company’s Pension Plan assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plans		Non-Qualified Plans
(in millions)	2022	2021	2022	2021
Fair value of plan assets as of January 1	$1,390	$1,343	$—	$—
Actual return on plan assets	(262)	125	—	—
Employer contributions	—	—	8	8
Benefits and administrative expenses paid	(76)	(78)	(8)	(8)
Fair value of plan assets from Investors acquisition	130	—	—	—
Fair value of plan assets as of December 31	1,182	1,390	—	—
Projected benefit obligation	868	1,083	94	99
Pension asset (obligation)	$314	$307	($94)	($99)
Accumulated benefit obligation	$868	$1,083	$94	$99
The Company’s projected benefit obligation for the Qualified Plans as of December 31, 2022 decreased compared to 2021 driven by an actuarial gain given a change in the discount rate and benefits paid exceeding the interest cost on remaining obligations, partially offset by the projected benefit obligation associated with the Investors Qualified Plan. Actuarial losses related to the Pension Plans recognized in AOCI at December 31, 2022 and 2021 were $504 million and $465 million, respectively.
In 2023, Citizens does not plan to contribute to the Qualified Plans and expects to contribute $9 million to the Non-Qualified Plans.

Citizens Financial Group, Inc. | 129

The following table presents the components of net periodic pension (income) cost and other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plans			Non-Qualified Plans			Total
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$3	$3	$3	$—	$—	$—	$3	$3	$3
Interest cost	34	31	37	3	3	3	37	34	40
Expected return on plan assets	(93)	(85)	(82)	—	—	—	(93)	(85)	(82)
Amortization of actuarial loss	11	14	14	3	3	3	14	17	17
Settlement	—	15	—	—	—	—	—	15	—
Net periodic pension (income) cost(1)	(45)	(22)	(28)	6	6	6	(39)	(16)	(22)
Net actuarial loss (gain)	71	(73)	29	(19)	(1)	8	52	(74)	37
Amortization of net actuarial loss	(11)	(14)	(14)	(3)	(3)	(3)	(14)	(17)	(17)
Settlement	—	(15)	—	—	—	—	—	(15)	—
Total gain (loss) recognized in other comprehensive income (loss)	60	(102)	15	(22)	(4)	5	38	(106)	20
Total (loss) gain recognized in net periodic pension (income) cost and other comprehensive income (loss)	$15	($124)	($13)	($16)	$2	$11	($1)	($122)	($2)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits and all other components of net periodic pension (income) cost are presented in other operating expense.
Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic pension cost is the projected unit method. During 2021, lump sum payments made under the Citizens Qualified Plan triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, the Company performed a remeasurement of the Citizens Qualified Plan and recognized a settlement loss.
The following table presents the expected future benefit payments for the Company’s Pension Plans:

(in millions)
Expected benefit payments by fiscal year ending:
December 31, 2023	$70
December 31, 2024	71
December 31, 2025	73
December 31, 2026	74
December 31, 2027	75
December 31, 2028 - 2032	369
401(k) Plan
Citizens sponsors a 401(k) Plan under which employee tax-deferred/Roth after-tax contributions to the 401(k) Plan are matched by the Company after completion of one year of service. Contributions are matched at 100% up to an overall limitation of 4% on a pay period basis. In addition, substantially all employees will receive an additional 1.5% of earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts expensed by the Company were $86 million in 2022 compared to $63 million in 2021 and $78 million in 2020.

Citizens Financial Group, Inc. | 130

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2020	$3	$1	($415)	($411)
Other comprehensive income (loss) before reclassifications	97	382	—	479
Amounts reclassified to the Consolidated Statements of Operations	(111)	(3)	(14)	(128)
Net other comprehensive income (loss)	(14)	379	(14)	351
Balance at December 31, 2020	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	(49)	(528)	—	(577)
Amounts reclassified to the Consolidated Statements of Operations	(101)	(8)	81	(28)
Net other comprehensive income (loss)	(150)	(536)	81	(605)
Balance at December 31, 2021	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(1,340)	(2,608)	(37)	(3,985)
Amounts reclassified to the Consolidated Statements of Operations	85	(7)	12	90
Net other comprehensive income (loss)	(1,255)	(2,615)	(25)	(3,895)
Balance at December 31, 2022	($1,416)	($2,771)	($373)	($4,560)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			December 31,
			2022			2021
(in millions, except per share and share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.

Citizens Financial Group, Inc. | 131

    The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2022:

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
(2) Dividends are payable when declared by the Company’s Board of Directors or an authorized committee thereof.
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
(5) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
Dividends

	Year Ended December 31,
	2022			2021			2020
(in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.62	$779	$779	$1.56	$670	$670	$1.56	$672	$672
Preferred stock
Series A	$—	$—	$—	$20.99	$5	$8	$62.59	$15	$13
Series B	60.00	18	18	60.00	18	18	60.00	18	18
Series C	63.75	19	19	63.75	19	19	63.75	19	19
Series D	63.50	19	19	63.50	18	18	63.50	19	19
Series E	50.00	22	22	50.00	23	23	50.00	23	21
Series F	56.50	23	23	56.50	23	23	33.27	13	8
Series G	40.00	12	12	22.78	7	4	—	—	—
Total preferred stock		$113	$113		$113	$113		$107	$98
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the years ended December 31, 2022 and 2021, the Company repurchased $153 million, or 3,815,922 shares, and repurchased $295 million, or 6,455,636 shares, respectively, of its outstanding common stock, which are held in treasury stock.

Citizens Financial Group, Inc. | 132

NOTE 18 - SHARE-BASED COMPENSATION
Citizens has share-based employee compensation plans as outlined below, pursuant to which awards are granted to employees and non-employee directors. The Company has granted time-based restricted stock units and performance-based restricted stock units, which represent the right to receive shares of stock on a future date subject to applicable vesting conditions.
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. The Company grants select employees time-based restricted stock units and performance-based restricted stock units under this plan. Time-based restricted stock units generally become vested ratably over a 3-year period and performance-based restricted stock units generally become vested in a single installment at the end of a 3-year performance period, depending on the level of performance achieved during such period relative to established targets. If a dividend is paid on shares underlying the awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that has been paid to common stockholders generally.
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. The Company grants time-based restricted stock units to non-employee directors as compensation for their services under this plan. Restricted stock units granted to directors are fully vested on the grant date, with settlement of the awards deferred until a director’s cessation of service. If a dividend is paid on the shares underlying awards prior to the date such shares are distributed, they are reinvested into additional restricted stock units.
Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. Citizens maintains the Citizens Financial Group, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees an opportunity to purchase its common stock at a 10% discount. Participants may contribute up to 10% of eligible compensation to the ESPP and may purchase up to $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly, with shares of CFG common stock purchased on the last day of each quarter at a 10% discount from the fair market value, defined as the closing price on the day of purchase. Prior to the date the shares are purchased, participants have no any rights or privileges as a stockholder with respect to shares purchased at the end of the offering period.
Restricted Stock Unit Activity
The following table presents the activity related to the Company’s restricted stock unit activity:

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price
Outstanding, January 1	3,502,956	$38.23	3,496,231	$34.37	3,000,224	$36.71
Assumed	—	—	82,013	49.95	—	—
Granted	1,844,352	48.12	1,417,370	44.97	1,947,902	32.64
Vested & Distributed	(1,359,543)	37.47	(1,400,722)	38.88	(1,384,091)	38.59
Forfeited	(111,164)	43.36	(91,936)	35.00	(67,804)	35.89
Outstanding, December 31	3,876,601	$43.06	3,502,956	$38.23	3,496,231	$34.37
There are 43,176,549 shares of Company common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 3,903,590 shares available for issuance under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
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

Citizens Financial Group, Inc. | 133

Share-based compensation expense was $84 million, $59 million and $48 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the total unrecognized compensation expense for unvested awards granted was $66 million. This expense is expected to be recognized over a weighted-average period of approximately two years.
Citizens recognized income tax benefits related to share-based compensation arrangements of $19 million, $12 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(in millions)	2022	2021
Commitments to extend credit	$96,076	$84,206
Letters of credit	2,119	1,998
Risk participation agreements	4	39
Loans sold with recourse	92	82
Marketing rights	23	26
Total	$98,314	$86,351
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At December 31, 2022, the remaining terms on these RPAs ranged from less than one year to seven years.

Citizens Financial Group, Inc. | 134

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

Citizens Financial Group, Inc. | 135

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2022			December 31, 2021
(in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$666	$656	$10	$2,657	$2,591	$66
Commercial and industrial, and commercial real estate loans held for sale, at fair value	108	127	(19)	76	79	(3)
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
Residential mortgage loans accounted for under the fair value option are initially measured at fair value when the financial asset is originated or purchased. Subsequent changes in fair value are recognized in mortgage banking fees in the Consolidated Statements of Operations.
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

Citizens Financial Group, Inc. | 136

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

Citizens Financial Group, Inc. | 137

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
Derivatives
The majority of the Company’s derivatives portfolio is composed of interest rate swaps, which are traded in over-the-counter markets where quoted market prices are not readily available. For these interest rate derivatives, fair value is determined utilizing models that primarily use market observable inputs, such as swap rates and yield curves. The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., Overnight Index Swap curve) to arrive at the fair value of each swap. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Citizens also considers certain adjustments to the modeled price that market participants would make when pricing each instrument, including a credit valuation adjustment that reflects the credit quality of the swap counterparty. Citizens incorporates the effect of exposure to a particular counterparty’s credit by netting its derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. The determination of this adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate swaps. Therefore, interest rate swaps are classified as Level 2 in the valuation hierarchy.
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
Other contracts primarily consist of interest rate lock commitments. Interest rate lock commitments are valued utilizing internally generated loan closing rate assumptions, which are a significant unobservable input, and therefore are classified as Level 3 in the fair value hierarchy.

Citizens Financial Group, Inc. | 138

Equity Securities, at fair value
The fair value of money market mutual fund investments is determined based upon unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$19,313	$—	$19,313	$—
Collateralized loan obligations	1,206	—	1,206	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	3,486	3,486	—	—
Total debt securities available for sale	24,007	3,486	20,521	—
Loans held for sale, at fair value:
Residential loans held for sale	666	—	666	—
Commercial loans held for sale	108	—	108	—
Total loans held for sale, at fair value	774	—	774	—
Mortgage servicing rights	1,530	—	—	1,530
Derivative assets:
Interest rate contracts	347	—	347	—
Foreign exchange contracts	527	—	527	—
Commodities contracts	953	—	953	—
TBA contracts	7	—	7	—
Other contracts	5	—	—	5
Total derivative assets	1,839	—	1,834	5
Equity securities, at fair value(1)	110	110	—	—
Total assets	$28,260	$3,596	$23,129	$1,535
Derivative liabilities:
Interest rate contracts	$1,632	$—	$1,632	$—
Foreign exchange contracts	519	—	519	—
Commodities contracts	942	—	942	—
TBA contracts	14	—	14	—
Other contracts	4	—	—	4
Total derivative liabilities	3,111	—	3,107	4
Total liabilities	$3,111	$—	$3,107	$4
(1) Excludes investments of $43 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These nonredeemable investments include capital contributions to private investment funds and have unfunded capital commitments of $42 million at December 31, 2022, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.

Citizens Financial Group, Inc. | 139

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
The following table presents a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	For the Year Ended December 31,
	2022		2021
(in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,029	$38	$658	$197
Issuances	279	93	419	377
Acquisitions(1)	16	—	—	—
Settlements(2)	(137)	154	(212)	(328)
Changes in fair value during the period recognized in earnings(3)	343	(284)	164	(208)
Ending balance	$1,530	$1	$1,029	$38
(1) Represents MSRs acquired as part of the Investors acquisition.
(2) For MSRs, represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period. For other derivative contracts, represents the closeout of an interest rate lock commitment.
(3) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 140

The following table presents quantitative information about the Company’s Level 3 assets, including the range and weighted-average of the significant unobservable inputs used to fair value these assets, as well as valuation techniques used.

As of December 31, 2022
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.19-17.80% CPR (6.80% CPR)
		Option adjusted spread	398-1,058 bps (629 bps)
Other derivative contracts	Internal Model	Pull through rate	28.62-99.90% (83.71%)
		MSR value	(1.60)-144.84 bps (95.80 bps)
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
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(in millions)	2022	2021	2020
Collateral-dependent loans	($4)	($27)	($82)

The following table presents assets measured at fair value on a nonrecurring basis:

	December 31, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$582	$—	$582	$—	$645	$—	$645	$—

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2022
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,834	$9,042	$—	$—	$9,253	$8,506	$581	$536
Other loans held for sale	208	208	—	—	—	—	208	208
Loans and leases	156,662	151,601	—	—	582	582	156,080	151,019
Other assets	1,058	1,058	—	—	1,038	1,038	20	20
Financial liabilities:
Deposits	180,724	180,566	—	—	180,724	180,566	—	—
Short-term borrowed funds	3	3	—	—	3	3	—	—
Long-term borrowed funds	15,887	15,469	—	—	15,887	15,469	—	—

Citizens Financial Group, Inc. | 141

	December 31, 2021
	Total		Level 1		Level 2		Level 3
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$2,242	$2,289	$—	$—	$1,505	$1,557	$737	$732
Other loans held for sale	735	735	—	—	—	—	735	735
Loans and leases	128,163	128,156	—	—	645	645	127,518	127,511
Other assets	624	624	—	—	609	609	15	15
Financial liabilities:
Deposits	154,361	154,366	—	—	154,361	154,366	—	—
Short-term borrowed funds	74	74	—	—	74	74	—	—
Long-term borrowed funds	6,932	7,188	—	—	6,932	7,188	—	—
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
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$291	$124	$3	$418
Card fees	228	43	—	271
Capital markets fees	—	341	—	341
Trust and investment services fees	249	1	—	250
Other banking fees	1	17	1	19
Total revenue from contracts with customers	$769	$526	$4	$1,299
Total revenue from other sources(1)	294	319	97	710
Total noninterest income	$1,063	$845	$101	$2,009

	Year Ended December 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$302	$105	$—	$407
Card fees	216	32	—	248
Capital markets fees	—	419	—	419
Trust and investment services fees	239	—	—	239
Other banking fees	—	12	—	12
Total revenue from contracts with customers	$757	$568	$—	$1,325
Total revenue from other sources(1)	466	241	103	810
Total noninterest income	$1,223	$809	$103	$2,135

Citizens Financial Group, Inc. | 142

	Year Ended December 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$301	$100	$—	$401
Card fees	185	31	—	216
Capital markets fees	—	249	—	249
Trust and investment services fees	203	—	—	203
Other banking fees	1	10	—	11
Total revenue from contracts with customers	$690	$390	$—	$1,080
Total revenue from other sources(1)	965	205	69	1,239
Total noninterest income	$1,655	$595	$69	$2,319
(1) Includes bank-owned life insurance income of $88 million, $67 million and $57 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2022. Citizens has elected to exclude disclosure of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed.
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
Capital Markets Fees
Capital markets fees include fees received from leading or participating in loan syndications, bond and equity underwriting services, and advisory fees. Loan syndication and underwriting fees are recognized as revenue at a point in time when the Company has rendered all services to, and is entitled to collect the fee from, the borrower or the issuer, and there are no significant contingencies associated with the fee. Underwriting expenses passed through from the lead underwriter are recognized within other operating expense on the Consolidated Statements of Operations. Advisory fees for mergers and acquisitions are recognized over time, while valuation services and fairness opinions are recognized at a point in time upon completion of the advisory service.
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management services and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment securities. Custody fees are recognized on a monthly basis for customers that are assessed custody fees. Commission income is recognized at a point in time on trade date. Trailing commissions such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized at a point in time when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2022, 2021 and 2020, the Company recognized trailing commissions of $15 million, $16 million and $14 million, respectively, related to ongoing commissions from previous investment sales. Fees from other investment services are recognized at a point in time upon completion of the service.

Citizens Financial Group, Inc. | 143

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
Foreign Exchange and Derivative Products
Foreign exchange and derivative products primarily includes the fees received from foreign exchange and interest rate derivative contracts executed with customers to meet their hedging and financing needs. These fees are generally recognized upon execution of the contracts. Foreign exchange and derivative products also include the mark-to-market gains and losses recognized on these customer contracts and offsetting derivative contracts that are executed with external counterparties to hedge the foreign exchange and interest rate risk associated with the customer contracts.
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
NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(in millions)	2022	2021	2020
Marketing	$166	$111	$100
Deposit insurance	96	66	66
Other	323	234	253
Other operating expense	$585	$411	$419
NOTE 23 - INCOME TAXES
Citizens uses an asset and liability (balance sheet) approach for financial accounting and reporting of income taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in gross deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent changes in taxes expected to be paid in the future due to reversals of temporary differences between the bases of the assets and liabilities as measured under tax laws and their bases reported in the Consolidated Financial Statements as measured under GAAP.
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

Citizens Financial Group, Inc. | 144

The following table presents total income tax expense:

	Year Ended December 31,
(in millions)	2022	2021	2020
Income tax expense	$582	$658	$241
Tax effect of changes in OCI	(1,319)	(199)	112
Total comprehensive income tax expense (benefit)	($737)	$459	$353
The following table presents the components of income tax expense:

(in millions)	Current	Deferred	Total
Year Ended December 31, 2022
U.S. federal	$355	$88	$443
State and local	170	(31)	139
Total	$525	$57	$582
Year Ended December 31, 2021
U.S. federal	$871	($345)	$526
State and local	216	(84)	132
Total	$1,087	($429)	$658
Year Ended December 31, 2020
U.S. federal	$377	($181)	$196
State and local	102	(57)	45
Total	$479	($238)	$241
The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2022		2021		2020
(in millions, except ratio data)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$558	21.0%	$625	21.0%	$273	21.0%
Increase (decrease) resulting from:
State and local income taxes (net of federal benefit)	133	5.0	126	4.2	54	4.2
Bank-owned life insurance	(19)	(0.7)	(14)	(0.5)	(12)	(0.9)
Tax-exempt interest	(8)	(0.3)	(7)	(0.2)	(10)	(0.7)
Tax advantaged investments (including related credits)	(102)	(3.8)	(95)	(3.2)	(68)	(5.3)
Other tax credits	(9)	(0.3)	(7)	(0.2)	(6)	(0.5)
Adjustments for uncertain tax positions	1	—	3	0.1	(1)	(0.1)
Non-deductible FDIC premiums	20	0.7	14	0.5	14	1.1
Legacy tax matters	3	0.1	—	—	(4)	(0.3)
Other	5	0.2	13	0.4	1	—
Total income tax expense and tax rate	$582	21.9%	$658	22.1%	$241	18.5%

Citizens Financial Group, Inc. | 145

The following table presents the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Other comprehensive income	$1,546	$227
Allowance for credit losses	511	448
Federal and state net operating and capital loss carryforwards	77	50
Accrued expenses not currently deductible	863	676
Investment and other tax credit carryforwards	131	110
Other	19	—
Total deferred tax assets	3,147	1,511
Valuation allowance	(133)	(103)
Deferred tax assets, net of valuation allowance	3,014	1,408
Deferred tax liabilities:
Leasing transactions	287	331
Amortization of intangibles	413	379
Depreciation	470	256
Pension and other employee compensation plans	128	132
Partnerships	87	95
Deferred Income	12	85
MSRs	203	130
Total deferred tax liabilities	1,600	1,408
Net deferred tax asset (liability)	$1,414	$—
Deferred tax assets are recognized for net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. Valuation allowances are recorded, as necessary, to reduce deferred tax assets to the amounts that management concludes are more likely than not to be realized.
At December 31, 2022, the Company had federal and state tax net operating loss carryforwards of $719 million and capital loss carryforwards of $133 million. The majority of the federal and state tax net operating loss carryforwards, if not utilized, will expire in varying amounts through 2040, while the capital loss and tax credit carryforwards expire in varying amounts through 2027 and 2029, respectively. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2022, the Company had a valuation allowance of $133 million against various deferred tax assets related to federal and state net operating losses, capital losses and state tax credits, as the Company’s current assessment is that it is more likely than not that the Company will not recognize a portion of the deferred tax assets related to these items.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2022, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if CBNA ceases to qualify as a bank for tax purposes. No actions are planned that would cause this reserve to become wholly or partially taxable.
Citizens files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2018.

Citizens Financial Group, Inc. | 146

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(in millions)	2022	2021	2020
Balance at the beginning of the year	$7	$4	$5
Gross increase for tax positions related to current year	—	1	—
Gross increase for tax positions related to prior years	—	3	—
Decrease for tax positions as a result of the lapse of the statutes of limitations	—	(1)	(1)
Decrease for tax positions related to settlements with taxing authorities	(1)	—	—
Balance at end of year	$6	$7	$4
Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Any adjustment to unrecognized tax benefits is recorded in income tax expense in the Consolidated Statements of Operations. The Company does not expect the balance of unrecognized tax benefits to significantly change in the next twelve months.
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

	Year Ended December 31,
(in millions, except share and per share data)	2022	2021	2020
Numerator (basic and diluted):
Net income	$2,073	$2,319	$1,057
Less: Preferred stock dividends	113	113	107
Net income available to common stockholders	$1,960	$2,206	$950
Denominator:
Weighted-average common shares outstanding - basic	475,959,815	425,669,451	427,062,537
Dilutive common shares: share-based awards	1,843,327	1,766,367	1,095,243
Weighted-average common shares outstanding - diluted	477,803,142	427,435,818	428,157,780
Earnings per common share:
Basic	$4.12	$5.18	$2.22
Diluted(1)	4.10	5.16	2.22
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 949,606, 2,929 and 1,338,130 for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 25 - REGULATORY MATTERS
As a BHC and FHC, Citizens is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC.
Under the current U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC the Company’s SCB of 3.4% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA. The Company’s SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect the Company’s planned common stock dividends. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.

Citizens Financial Group, Inc. | 147

The following table presents the capital ratios for the Company and CBNA under the U.S. Basel III Standardized rules. The Company and CBNA have both declared as an “AOCI opt-out” institution, which means they are not required to recognize the AOCI impact of net unrealized gains and losses on debt securities and accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets in regulatory capital. In addition, both entities elected to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024, to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay.

	Actual		Required Minimum Capital
(in millions, except ratio data)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2022
CET1 capital
CFG	$18,574	10.0%	$14,633	7.9%
CBNA	20,669	11.2	12,935	7.0
Tier 1 capital
CFG	20,588	11.1	17,411	9.4
CBNA	20,669	11.2	15,706	8.5
Total capital
CFG	23,755	12.8	21,116	11.4
CBNA	23,534	12.7	19,402	10.5
Tier 1 leverage
CFG	20,588	9.3	8,831	4.0
CBNA	20,669	9.4	8,807	4.0
As of December 31, 2021
CET1 capital
CFG	$15,656	9.9%	$12,548	7.9%
CBNA	17,039	10.7	11,099	7.0
Tier 1 capital
CFG	17,670	11.1	14,930	9.4
CBNA	17,039	10.7	13,477	8.5
Total capital
CFG	20,244	12.7	18,107	11.4
CBNA	19,600	12.4	16,648	10.5
Tier 1 leverage
CFG	17,670	9.7	7,272	4.0
CBNA	17,039	9.4	7,251	4.0
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
The Company’s capital distributions are subject to the oversight of the FRB. Under the FRB’s SCB framework failure to maintain risk-based capital ratios above respective minimum requirements including the SCB would result in graduated restrictions on the Company’s ability to make certain discretionary bonus payments and capital distributions, including common stock dividends and share repurchases. The timing and amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 17 for more information regarding the Company’s common stock repurchases and dividends.

Citizens Financial Group, Inc. | 148

Dividends payable by CBNA are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of current year net income plus retained net income for the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal banking regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends out of their current operating earnings only.
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
Reportable Segments
Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and statement of operations items to each of the business segments. The process is designed around the Company’s organizational and management structure. The results derived are not necessarily comparable with similar information published by other financial institutions. A description of each reportable segment and table of financial results is presented below:
Consumer Banking
The Consumer Banking segment focuses on retail customers and small businesses with annual revenues of up to $25 million. It offers traditional banking products and services including deposit products, home loans, education loans, credit cards, business loans, and unsecured product finance and personal loans in addition to financial management services. It also operates an indirect auto financing business, providing financing for both new and used vehicles through auto dealerships. The segment’s distribution channels include a branch network, ATMs and a work force of experienced specialists ranging from financial consultants, mortgage loan officers and business banking officers to private bankers. The Company’s Consumer Banking value proposition is based on providing simple, easy to understand product offerings and a convenient banking experience with a more personalized approach.
Commercial Banking
The Commercial Banking segment primarily targets companies with annual revenues from $25 million to $3.0 billion and provides a full complement of financial products and solutions including loans, leases, trade financing, deposits, cash management, commercial cards, foreign exchange, interest rate risk management, corporate finance and capital markets advisory capabilities. It focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry expertise in government banking, not-for-profit, healthcare, technology, professionals, oil and gas, asset finance, franchise finance, asset-based lending, commercial real estate, private equity and sponsor finance. While the segment’s business development efforts are predominantly focused in the Company’s footprint, some of its specialized industry businesses also operate selectively on a national basis (such as healthcare, asset finance and franchise finance). A key component of Commercial Banking’s growth strategy is to bring ideas to clients that help their businesses thrive, and in doing so, expand the loan portfolio and ancillary product sales.
Non-segment Operations
Other
Non-segment operations are classified as Other and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses and income tax expense not attributed to our Consumer or Commercial Banking segments as well as treasury and community development.

Citizens Financial Group, Inc. | 149

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
Effective January 1, 2022, the Company refined its FTP credit methodology for deposits provided by each business segment. The rationale for this FTP refinement was to better estimate the net interest income resulting from the strong growth in deposits caused by the COVID government stimulus. This resulted in lower net interest income, primarily in Consumer, offset by an increase in Other. Prior periods have not been restated.
Provision for credit losses allocation
Provision for credit losses is allocated to each business segment based on actual net charge-offs recognized by the business segment. The difference between the consolidated provision for credit losses and the business segments’ net charge-offs is reflected in Other non-segment operations.
Income tax allocation
Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other non-segment operations.
Expense allocation
Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services.
Goodwill
For impairment testing purposes, the Company allocates all goodwill to its Consumer Banking and Commercial Banking reporting units.
Substantially all revenues generated and long-lived assets held by the Company’s business segments are derived from clients that reside in the United States. Neither business segment earns revenue from a single external customer that represents ten percent or more of the Company’s total revenues.

	As of and for the Year Ended December 31, 2022
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$4,043	$2,103	($134)	$6,012
Noninterest income	1,063	845	101	2,009
Total revenue	5,106	2,948	(33)	8,021
Noninterest expense	3,391	1,223	278	4,892
Profit (loss) before provision (benefit) for credit losses	1,715	1,725	(311)	3,129
Provision (benefit) for credit losses	226	46	202	474
Income (loss) before income tax expense (benefit)	1,489	1,679	(513)	2,655
Income tax expense (benefit)	381	375	(174)	582
Net income (loss)	$1,108	$1,304	($339)	$2,073
Total average assets	$86,147	$74,919	$53,995	$215,061

Citizens Financial Group, Inc. | 150

	As of and for the Year Ended December 31, 2021
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,562	$1,706	($756)	$4,512
Noninterest income	1,223	809	103	2,135
Total revenue	4,785	2,515	(653)	6,647
Noninterest expense	2,987	973	121	4,081
Profit (loss) before provision (benefit) for credit losses	1,798	1,542	(774)	2,566
Provision (benefit) for credit losses	185	156	(752)	(411)
Income (loss) before income tax expense (benefit)	1,613	1,386	(22)	2,977
Income tax expense (benefit)	410	300	(52)	658
Net income (loss)	$1,203	$1,086	$30	$2,319
Total average assets	$75,509	$57,617	$51,980	$185,106

	As of and for the Year Ended December 31, 2020
(in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,311	$1,643	($368)	$4,586
Noninterest income	1,655	595	69	2,319
Total revenue	4,966	2,238	(299)	6,905
Noninterest expense	2,964	860	167	3,991
Profit (loss) before provision (benefit) for credit losses	2,002	1,378	(466)	2,914
Provision (benefit) for credit losses	288	398	930	1,616
Income (loss) before income tax expense (benefit)	1,714	980	(1,396)	1,298
Income tax expense (benefit)	429	206	(394)	241
Net income (loss)	$1,285	$774	($1,002)	$1,057
Total average assets	$72,022	$60,839	$43,581	$176,442

Citizens Financial Group, Inc. | 151

NOTE 27 - PARENT COMPANY FINANCIALS
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING INCOME:
Income from bank subsidiaries, excluding equity in undistributed income:
Dividends	$450	$1,120	$900
Interest	39	35	42
Management and service fees	69	64	54
Income from nonbank subsidiaries, excluding equity in undistributed income:
Dividends	43	57	40
Interest	3	2	4
All other operating income	1	1	1
Total operating income	605	1,279	1,041
OPERATING EXPENSE:
Salaries and employee benefits	43	36	27
Interest expense	125	119	120
All other expenses	28	28	30
Total operating expense	196	183	177
Income (loss) before taxes and undistributed income	409	1,096	864
Income tax expense (benefit)	(13)	(16)	(16)
Income before undistributed income of subsidiaries	422	1,112	880
Equity in undistributed income (losses) of subsidiaries:
Bank	1,724	1,188	170
Nonbank	(73)	19	7
Net income	$2,073	$2,319	$1,057
Total other comprehensive income (loss), net of income taxes(1)	(3,895)	(605)	351
Total comprehensive income (loss)	($1,822)	$1,714	$1,408
(1) See Consolidated Statements of Comprehensive Income for comprehensive income (loss) detail.
In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations. See Note 25 for more information. Additionally, see Note 17 for more information regarding the Company’s common and preferred stock dividends.
Condensed Balance Sheets

(in millions)	December 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$1,821	$2,266
Loans and advances to:
Bank subsidiary	1,153	1,148
Nonbank subsidiaries	135	150
Investments in subsidiaries:
Bank subsidiary	23,674	22,742
Nonbank subsidiaries	302	325
Other assets	182	140
Total assets	$27,267	$26,771
LIABILITIES:
Long-term borrowed funds	$3,336	$3,099
Other liabilities	241	252
Total liabilities	3,577	3,351
Total stockholders’ equity	23,690	23,420
Total liabilities and stockholders’ equity	$27,267	$26,771

Citizens Financial Group, Inc. | 152

Condensed Cash Flow Statements

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$2,073	$2,319	$1,057
Adjustments to reconcile net income to net change in cash due to operating activities:
Deferred income taxes	(11)	—	17
Equity in undistributed income of subsidiaries	(1,651)	(1,207)	(177)
Net increase (decrease) in other liabilities	(7)	34	43
Net (increase) decrease in other assets	(44)	12	(41)
Other operating, net	92	67	48
Net change due to operating activities	452	1,225	947
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(156)	(196)	(190)
Repayment of investments in and advances to subsidiaries	121	125	205
Acquisitions, net of cash acquired	(23)	(165)	—
Other investing, net	(1)	(1)	(1)
Net change due to investing activities	(59)	(237)	14
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	414	—	1,053
Repayments of long-term borrowed funds	(182)	(350)	(12)
Treasury stock purchased	(153)	(295)	(270)
Net proceeds from issuance of preferred stock	—	296	395
Redemption of preferred stock	—	(250)	—
Dividends declared and paid to common stockholders	(779)	(670)	(672)
Dividends declared and paid to preferred stockholders	(113)	(113)	(98)
Other financing, net	(25)	(20)	(95)
Net change due to financing activities	(838)	(1,402)	301
Net change in cash and due from banks	(445)	(414)	1,262
Cash and due from banks at beginning of year	2,266	2,680	1,418
Cash and due from banks at end of year	$1,821	$2,266	$2,680
NOTE 28 - SUBSEQUENT EVENTS
    On February 17, 2023, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $1.15 billion. This is incremental to the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Citizens Financial Group, Inc. | 153

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
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting, the Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8.
ITEM 9B. OTHER INFORMATION
Effective February 16, 2023, the Company’s Board of Directors approved and adopted an amendment and restatement of the Company’s Bylaws (as so amended and restated, the “Bylaws”).
The Board of Directors approved the Bylaws as part of its periodic review of the Company’s corporate governance documents. The Bylaws include amendments that:
•revise provisions regarding adjournment of stockholder meetings in light of recent amendments to the Delaware General Corporation Law (the “DGCL”);
•update the Company’s bylaws in connection with the new SEC rules relating to universal proxy cards (the “Universal Proxy Rules”), including requiring stockholders providing notice pursuant to Rule 14a-19(b) under the Exchange Act, to certify to the Company that they have complied with certain requirements under the Universal Proxy Rules no later than 7 business days prior to the applicable stockholder meeting;
•refine and clarify the advance notice provisions for stockholder nominations and proposals, including provisions regarding (1) the information to be provided by proposing stockholders, proposed nominees and other persons related to a stockholder’s solicitation of proxies and (2) the questionnaire, representation and agreement to be completed by proposing stockholders and proposed nominees in connection with a stockholder nomination; and
•require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white.
The Bylaws also implement certain other administrative, technical and conforming changes, including changes to align with the language used in certain provisions of the DGCL and the Universal Proxy Rules.
The foregoing description of the changes implemented by the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Bylaws that are attached hereto as Exhibit 3.2 and incorporated by reference herein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Citizens Financial Group, Inc. | 154

PART III

In Part III of this Report we refer to relevant sections of our 2023 Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2022 fiscal year. Portions of our 2023 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Proposal One — Election of Directors” and “Board Governance and Oversight — “Corporate Governance Guidelines, Committee Charters and Code of Business Conduct and Ethics” of our 2023 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation and Human Resources Committee Report,” “Executive Compensation,” “Termination of Employment and Change of Control,” “Director Compensation,” “Role of Risk Management in Compensation,” “Dodd Frank Compensation Disclosure” — “CEO Pay Ratio” and “Pay Versus Performance” of our 2023 Proxy Statement, which is incorporated by reference into this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below. Additional information regarding these plans is included in Note 18 in Item 8.
Equity Compensation Plan Information
At December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(3)	Weighted-average exercise price of outstanding options, warrants and rights ($)(4)	Number of securities remaining available (excluding securities reflected in first column) (#)(5)
Equity compensation plans approved by security holders	3,864,001	—	47,080,139
Equity compensation plans not approved by security holders	—	—	—
Total(1)(2)	3,864,001	—	47,080,139
(1) Excludes securities subject to the Investors Bancorp, Inc. 2006 Equity Incentive Plan and the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“Investors Plans”). Although equity-based awards granted under the Investors Plans were converted into CFG awards and assumed in connection with the Investors acquisition, CFG does not intend to grant any awards under the Investors Plans. As of December 31, 2022, 1,114,324 stock options with a weighted-average exercise price of $38.21 and 71,413 restricted shares were outstanding under the Investors Plans.
(2) Excludes securities subject to the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Plan”). Although equity-based awards granted under the JMP Plan were converted into CFG awards and assumed in connection with the JMP acquisition in 2021, CFG does not intend to grant any awards under the JMP Plan. As of December 31, 2022, 245,861 stock options with a weighted-average exercise price of $19.45 and 12,600 restricted stock units were outstanding under the JMP Plan.
(3) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(4)    Other than the stock options assumed in connection with the JMP and Investors acquisitions, CFG had no outstanding stock options.
(5) Represents the number of shares remaining available for future issuance under the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (41,887,596 shares), the Citizens Financial Group, Inc. 2014 Employee Stock Repurchase Plan (3,903,590 shares), and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (1,288,953 shares).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Board Governance and Oversight — Director Independence” and “Related Person Transactions” of our 2023 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 155

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2023 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of Citizens Financial Group, Inc., included in this Report:

•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
•Consolidated Balance Sheets as of December 31, 2022 and 2021;
•Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020; and
•Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Registrant have been included in the audited Consolidated Financial Statements or the related footnotes in Item 8, or are either inapplicable or not required.

(a)(3) Exhibits

2.1 Agreement and Plan of Merger, dated July 28, 2021, by and between Citizens Financial Group, Inc. and Investors Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed July 30, 2021)

3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023)*

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

Citizens Financial Group, Inc. | 156

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

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.8 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.9 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.10 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 22, 2021 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.11 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 28, 2022 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 3, 2022)†

10.12 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.13 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.14 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.15 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

Citizens Financial Group, Inc. | 157

10.16 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.17 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.18 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.19 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019 (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.20 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.21 Third Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 4, 2020 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.22 Fourth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2022 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.23 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.24 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement†*

10.25 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.26 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.27 Addendum to Amended and Restated Executive Employment Agreement, dated as of June 25, 2021 between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.28 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.29 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.30 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

Citizens Financial Group, Inc. | 158

10.31 Executive Employment Agreement, dated August 25, 2011, between the Registrant and Susan LaMonica and subsequent addenda dated July 15, 2014 and August 11, 2017 (incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.32 Amended and Restated Executive Employment Agreement, dated December 20, 2021, between the Registrant and Brendan Coughlin (incorporated herein by reference to Exhibit 10.32 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.33 Supplemental Retirement Agreement, dated October 31, 1995, as amended, between Charter One Financial, Inc. and, Charles J. Koch (incorporated herein by reference to Exhibit 10.37 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.34 Investors Bancorp, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8, filed April 7, 2022)†

10.35 Investors Bancorp, Inc. 2015 Equity Incentive Plan Form of Stock Option Agreement†*

21.1 Subsidiaries of Registrant*

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104     Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 159

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2023.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 160

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Polly N. Klane, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2022 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 17, 2023
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chairman and Chief Financial Officer	February 17, 2023
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 17, 2023
(Principal Accounting Officer)

/s/ Lee Alexander
Lee Alexander	Director	February 17, 2023

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 17, 2023

/s/ Kevin Cummings
Kevin Cummings	Director	February 17, 2023

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 17, 2023

/s/ Edward J. Kelly III
Edward J. Kelly III	Director	February 17, 2023

/s/ Robert G. Leary
Robert G. Leary	Director	February 17, 2023

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 17, 2023

/s/ Michele N. Siekerka
Michele N. Siekerka	Director	February 17, 2023

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 17, 2023

/s/ Christopher J. Swift
Christopher J. Swift	Director	February 17, 2023

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 17, 2023

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 17, 2023

Citizens Financial Group, Inc. | 161